Form 10-K
period 1994-01-01
HANOVER DIRECT INC /DE//
filed 1994-03-11
CIK 320333

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended January 1, 1994

                         Commission file number 1-12082

                             HANOVER DIRECT, INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                    13-0853260
- ----------------------------------        ------------------------------------
    (State of incorporation)              (I.R.S. Employer Identification No.)


1500 HARBOR BOULEVARD, WEEHAWKEN, NEW JERSEY                 07087
- --------------------------------------------               ----------
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (201) 863-7300
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
     Title of each class                                on which registered
- --------------------------------                      -----------------------
Common Stock, $.66 2/3 Par Value                      American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES   X   NO _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

As of March 9, 1993, the aggregate market value of the voting stock held by non-affiliates of the registrant was $200.2 million (based on the closing price of the Common Stock on the American Stock Exchange on March 9, 1994).

As of March 9, 1994, the registrant had 82,933,177 shares of Common Stock and 234,900 shares of Series A Preferred Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy statement for the 1994 Annual Meeting of Shareholders is incorporated by reference into Part III of this Annual Report on Form 10-K.

                                  P A R T   I




ITEM 1. BUSINESS



GENERAL

    Hanover Direct, Inc. (the "Company") is a leading direct specialty retailer that publishes a portfolio of 14 branded specialty catalogs offering home furnishings, general merchandise and apparel. The Company's catalogs include DOMESTICATIONS, the nation's leading specialty home textile catalog, which has grown rapidly with revenues increasing from approximately $30 million in 1987 to approximately $311 million in 1993. The Company's portfolio of catalogs also includes COLONIAL GARDEN KITCHENS, a leading specialty catalog featuring worksaving and lifestyle enhancing items for the kitchen and home. During 1993, the Company mailed approximately 322 million catalogs and had total revenues of approximately $643 million. The Company maintains a proprietary customer list, containing approximately 19 million names of customers who have made purchases from at least one of the Company's catalogs within the past 36 months. Approximately seven million of the names on the list represent customers who have made purchases from at least one of the Company's catalogs within the last 12 months.

    The Company is incorporated in Delaware with its principal executive office at 1500 Harbor Boulevard, Weehawken, New Jersey 07087. The Company's telephone number is (201) 863-7300.

HISTORY AND ORGANIZATION

    History. The Company's direct marketing subsidiary, founded in 1934, initially operated as a chain of specialty retail women's fashion stores in Pennsylvania and nearby states under the name Lana Lobell. In 1950, it published its first catalog offering women's fashion by mail and, by the end of the decade, a majority of the subsidiary's revenues was derived from catalog sales. In 1962, the subsidiary first published HANOVER HOUSE, a catalog featuring gifts, seasonal, household and novelty items. The Company's direct marketing subsidiary was acquired in 1972 by The Horn & Hardart Company ("H&H"), a restaurant company founded in 1911. The Company's direct marketing subsidiary continued its growth through internal development of new and existing catalogs utilizing its proprietary customer list as well as through acquisitions of other catalog companies.

    Restructuring. The Company incurred a substantial amount of debt in connection with the growth of its restaurant business in the 1970s and 1980s. As the Company began the disposition of its restaurant operations in 1989, management believed that the underlying asset values would at least enable it to repay the debts secured thereby. However, the Company's withdrawal from the restaurant business coincided with a severe decline in real estate values in the northeastern United States and elsewhere in the country. Accordingly, the Company failed to generate sufficient cash proceeds to repay all of the associated debt. As a result, a high level of debt remained and placed an excessive burden on the cash flows of the direct marketing business, the Company's only source of internally generated cash. By early 1991, vendors and factors were restricting the availability of trade credit on normal terms, hampering the Company's ability to purchase merchandise. Because of strong demand for the merchandise in the Company's catalogs and its inability to obtain adequate trade credit with which to purchase merchandise, the Company's backorder level increased substantially and it incurred operating losses. In response, the Company began to take additional actions and explore financial alternatives available to it to solve its cash flow problems, including the sale of an equity interest in the Company.

    In the fall of 1991, NAR Group Limited, a British Virgin Islands corporation (together with its affiliates, "NAR"), effectively gained control of the Company. NAR is a private investment holding company that is a joint venture between the family of Alan G. Quasha, a Director and the Chairman of the Board of the Company, and Compagnie Financiere Richemont A.G., a Swiss public company engaged in tobacco, luxury goods and other businesses. NAR acquired a 48.9% interest in the Company through an equity investment of $40 million and the extension of a line of credit of up to $30 million (later increased to $50 million) and implemented a restructuring program consisting of operational changes, debt reduction and disposition of substantially all of the Company's remaining non-direct marketing assets. By the end of 1992, through the sale of assets and a series of transactions, including a rights offering, a sale of preferred stock and exchange offers, the Company reduced its debt and lease obligations (excluding working capital debt) by $182.8 million from September 1991. As a result of these transactions, NAR increased its interest in the Company to approximately 56% through an additional equity investment of approximately $38.1 million.

    In September 1993, the Company changed its name to Hanover Direct, Inc. and eliminated its two-tier holding company structure. This reorganization was accounted for similarly to a pooling-of-interests and, accordingly, the Company's financial statements include the results of H&H and The Hanover Companies ("THC") for all applicable periods presented.

RECENT ACQUISITIONS AND VENTURES

    During 1993, the Company made the following acquisitions:

    Gump's. In May 1993, the Company acquired substantially all of the assets of Gump's Inc., the well known San Francisco retailer and a leading upscale catalog marketer of exclusive gifts, for a total purchase price of $13.2 million, consisting of $6.9 million in cash and $6.3 million of Common Stock. The Company is relocating its retail store to a new location in downtown San Francisco, which is scheduled to open in the fall of 1994.

    The Company Store. In August 1993, the Company acquired in Chapter 11 bankruptcy proceedings substantially all of the assets of Company Store Holdings, Inc., an upscale direct marketer of down comforters and other down and related products for the home, sold under THE COMPANY STORE and SCANDIA DOWN names, for a total purchase price of $7 million, consisting of the issuance of $4.6 million of notes and $2.4 million of Common Stock.

    Tweeds. In September 1993, the Company purchased all of the outstanding stock of Tweeds, the European inspired women's fashion catalog, for a total purchase price of $8.8 million, consisting of the assumption of $5.1 million of liabilities, $.1 million in cash and $3.6 million of Common Stock.

    In addition, the Company has recently entered into the following ventures:

    Sears. In January 1994, the Company entered into a licensing agreement (the "Sears Agreement") with the direct marketing subsidiary of Sears Roebuck and Co. ("Sears"), to produce specialty catalogs for the 23 million customers of the recently discontinued Sears catalog. The specialty catalogs include:
Show Place, based on the DOMESTICATIONS catalog, Great Kitchens, based on the COLONIAL GARDEN KITCHENS catalog, and Beautiful Style, based on the SILHOUETTES catalog. The Sears Agreement has an initial three-year term and continues thereafter unless terminated by either party. Profits and losses from the venture are to be shared between the parties on an equal basis. The Company also issued to Sears a performance warrant to purchase 3.5 million shares of Common Stock in 1999 if the licensed business with Sears has revenues of at least $250 million and earnings before interest and taxes of at least $30 million in 1998. Alternately, Sears will be entitled to purchase 7 million shares of Common Stock in 1999 if the licensed business with Sears has revenues of at least $500 million and earnings before interest and taxes of at least $60 million in 1998. If neither of these goals is achieved, the performance warrant will expire unexercised in 1999. The warrant exercise price is $10.57 per share. The Company is obligated to meet various operational performance standards and, if the Company is unable to meet these standards, Sears would be entitled to terminate the agreement. The Company is also entitled to terminate the agreement if Sears fails to comply with any material provision thereof. Show Place, Great Kitchens and Beautiful Style are trademarks of Sears.

    The Safety Zone. In September 1993, the Company acquired 20% of the outstanding common stock of Aegis Safety Holdings, Inc. ("Aegis"), a direct marketer of safety and anti-hazard products through The Safety Zone catalog. The consideration for the acquisition was the provision by the Company of certain catalog fulfillment and production services to Aegis at the Company's cost until August 1998, subject to certain early termination provisions. The Company also acquired an option to increase its ownership to 50% of Aegis' common stock until the end of 1996. Aegis has an option to require the Company to acquire all of Aegis' then outstanding stock after December 31, 1998 if the Company has exercised its option and certain other conditions have been satisfied. The Company has agreed to extend a secured working capital line of up to $1 million to Aegis. Aegis had approximately $9 million in net sales for the eleven months ended January 1, 1994.

    Boston Publishing Company. In February 1994, the Company acquired a 20% ownership interest in Boston Publishing Company, Inc. ("BPC"), the publisher of The Museum Collection, a catalog featuring reproductions, replicas and adaptations of items contained in museum collections, and Finishing Touches, a catalog featuring items for the home, in consideration for providing $3.0 million of secured working capital financing, a $.75 million short-term loan and a $.5 million convertible term loan. As part of the acquisition the Company will provide BPC with access to the Company's proprietary customer list and catalog production assistance. BPC had approximately $12 million in revenues in 1993.

THE COMPANY'S CATALOGS

    Each of the Company's specialty catalogs targets distinct market segments and develops and executes its own merchandising strategy based on a focused assortment of merchandise that is designed to meet the needs and preferences of its target customers. Through market research and ongoing testing of new products and concepts, the Company determines, on a catalog by catalog basis, the appropriate price points, service levels, mailing plans and presentation of its products.

    The Company has placed an increasing emphasis on the use of exclusive or private label products in a number of its catalogs, including DOMESTICATIONS, TWEEDS and THE COMPANY STORE, to further enhance the brand identity of the catalog. The Company's specialty catalogs typically range in size from 44 to 100 pages with four to six new editions per year depending on the seasonality and fashion content of the products offered. Each edition may be mailed several times each year with slight variations in format and content. Depending on the catalog's product focus, approximately 30% to 70% of the merchandise assortment in each edition is seasonal or new items. Catalogs featuring women's fashions generally have the highest new product introduction rate. Each catalog employs the services of an outside creative agency or has its own creative staff which is responsible for the design, layout, copy, feel and theme of the book. Generally, the initial sourcing of new merchandise for a catalog begins two to six months before the catalog is mailed.

    During 1993, the Company streamlined its catalog operations into two main groups, Apparel and Non-Apparel. Revenues for 1993 and the percent of total revenues for 1993 for each of the Company's catalogs are set forth below:

                                                           PERCENT OF
                                      REVENUES (a)       TOTAL REVENUES
                                      ------------       --------------
                                     (IN THOUSANDS)
NON-APPAREL GROUP
  DOMESTICATIONS                       $ 310,573             48.3%
  HANOVER HOUSE                           41,869              6.5
  COLONIAL GARDEN KITCHENS                39,604              6.2
  TAPESTRY                                31,584              4.9
  GUMP'S (b) (c)                          22,653              3.5
  THE COMPANY STORE (b)                   15,244              2.4
  MATURE WISDOM                           13,420              2.1
  Other (d)                                2,478               .4
  Discontinued Catalogs                    6,451              1.0
                                       ---------             ----
        Total Non-Apparel              $ 483,876             75.3%
                                       ---------             ----

APPAREL GROUP
  INTERNATIONAL MALE                     $44,759              7.0%
  SILHOUETTES                             25,268              3.9
  SIMPLY TOPS                             23,988              3.7
  ESSENCE BY MAIL                         16,475              2.6
  UNDERGEAR                               12,825              2.0
  TWEEDS (b)                               9,280              1.5
  Sale catalogs and other(e)              12,773              2.0
  Discontinued Catalogs                   13,267              2.0
                                       ---------             ----
        Total Apparel                  $ 158,635             24.7%
                                       ---------             ----

  Total Company (f)                    $ 642,511              100%
                                       =========             ====

(a) Revenues are net of returns.
(b) Revenues were recorded for these catalogs from the dates of their respective acquisitions in 1993.
(c) Represents revenues from both the GUMP'S catalog and retail store.
(d) Represents revenues from the outlet store and surplus inventory liquidation.
(e) Represents revenues from sale catalogs, the outlet stores and surplus inventory liquidation.
(f) Excludes Safety Zone which is accounted for on the equity method.

    Non-Apparel Group. The catalogs comprising the Non-Apparel Group are as follows:

    DOMESTICATIONS(R): DOMESTICATIONS is the nation's leading specialty home textiles catalog and the preferred fashion decorating sourcebook for today's value-oriented and style-conscious consumer. DOMESTICATIONS features sheets, towels, comforters, tablecloths and other items for the home. The catalog has enjoyed significant growth and success, experiencing a 48% compound annual growth rate during the period from 1987 to 1993. The layout and presentation of DOMESTICATIONS has a decorator look offering coordinated decorating ideas for the home. Over 60% of the items offered in the catalog are exclusive or private label, designed by its in-house staff.

    HANOVER HOUSE(R): HANOVER HOUSE features gifts, seasonal, household and novelty items. HANOVER HOUSE is currently being repositioned to upgrade its presentation and product mix.

    COLONIAL GARDEN KITCHENS(R): COLONIAL GARDEN KITCHENS is a leading specialty catalog, featuring work saving and lifestyle enhancing items for the kitchen and home. The Company is currently testing a new upscale kitchen and home product catalog called KITCHEN & HOME.

    TAPESTRY(R): TAPESTRY is a value-oriented home accessories catalog featuring flatware, dinnerware, furniture, rugs and other home decorating items.

    GUMP'S(R): GUMP'S is the well known San Francisco retailer and a leading upscale catalog marketer of exclusive gifts.

    THE COMPANY STORE(R): THE COMPANY STORE is an upscale direct marketer of down comforters and other down and related products for the home.

    MATURE WISDOM(R): MATURE WISDOM is one of the leading general merchandise catalogs catering to the needs of older customers featuring fashions, health care products and other items for greater ease of living.

    THE SAFETY ZONE: The Safety Zone is a direct marketer of safety and anti-hazard products in which the Company has a 20% interest.

    Apparel Group.  The catalogs comprising the Apparel Group are as follows:

    INTERNATIONAL MALE(R): INTERNATIONAL MALE is an authority for unique men's fashion with an international flair.

    UNDERGEAR(R): UNDERGEAR is a leader in activewear, workout wear and fashion underwear for men.

    SILHOUETTES(R): SILHOUETTES is a women's fashion catalog featuring special occasion and career fashions in sizes 14 to 26.

    SIMPLY TOPS(R): SIMPLY TOPS is a source for unique apparel, supplying moderate-priced clothing to women interested in embellished clothing which makes a statement.

    ESSENCE BY MAIL(R): ESSENCE BY MAIL is the original catalog featuring women's fashions and home decorating items reflecting African-American culture and is a 50% joint venture with Essence Communications Inc., publisher of Essence magazine.

    TWEEDS(R): TWEEDS is a European inspired women's fashion catalog featuring relaxed fashions uniquely designed by its in-house staff.

MARKETING AND DATABASE MANAGEMENT

    The Company maintains one of the largest proprietary customer lists in the industry containing approximately 19 million names of customers who have purchased from one of the Company's catalogs within the past 36 months. The list contains name, gender, residence and historical transaction data (including catalog(s) purchased from, product classifications, recency of purchase, average order size and payment method). This database is selectively enhanced with demographic, socioeconomic, lifestyle and purchase behavior overlays from other sources.

    The Company utilizes proprietary modelling and sophisticated segmentation analysis, on a catalog by catalog basis, to devise catalog marketing and circulation strategies which are intended to maximize the contribution by customer by catalog. This analysis is the basis for the Company's determination of which of the Company's 14 catalogs (and how frequently) will be mailed to a particular customer as well as the promotional incentive content of the catalog(s) such customer receives.

    In addition to mailing to customers who exist on its database, the Company has an ongoing prospect acquisition program designed to attract new customers on a cost effective basis. The primary source of new customers for the Company's catalogs is lists that have been rented from other mailers and compilers. Prior to mailing to these non-proprietary lists, the lists are edited using statistical segmentation tools to enhance their probable performance. Other sources of new customers include space advertisements, promotional inserts in outbound merchandise packages and friend's name cards inserted in mailed catalogs.

    During 1993, the Company mailed approximately 322 million catalogs. Of the approximately 19 million names on the Company's proprietary customer list, approximately seven million customers, or approximately 37%, have made at least one purchase from one of the Company's catalogs within the preceding 12 months.

TELEMARKETING AND CUSTOMER SERVICE

    The Company designs its service standards to exceed its customers' expectations and supports this with an unconditional merchandise guarantee. Under the Company's return policy, a customer may return merchandise for a refund, exchange or replacement if not satisfied for any reason. The Company's return rate for 1993 was approximately 13% of gross shipments.

    In 1993, the Company received approximately 64% of its orders through its toll-free telephone service which offers customer access seven days per week, 24 hours per day. Telemarketing facilities are located in San Diego, California, Hanover, Pennsylvania, DeSoto, Texas, Roanoke, Virginia and La Crosse, Wisconsin. The telemarketing facilities utilize state-of-the-art telephone switching equipment which enables the Company to route calls between telemarketing centers and enhance prompt customer service. During 1993, the Company's telemarketing centers processed approximately 11.7 million calls and received approximately 5.6 million orders. The remaining calls included requests for copies of catalogs, order status inquiries and other general inquiries.

    The Company trains its telemarketing service representatives to be courteous, efficient and knowledgeable about the Company's products. Each telemarketing service representative initially receives 40 hours of training in selling products, services, systems and communication skills through simulated as well as actual phone calls. A substantial portion of the evaluation of telemarketing service representatives' performance is based on meeting customer service standards. While primarily trained with product knowledge to serve customers of one or more specific catalogs, telemarketing service representatives also receive cross-training which enables them to take overflow calls from other catalogs. The Company utilizes customer surveys as an important measure of performance and customer satisfaction.

    The Company's computerized database provides its telemarketing service representatives with information concerning a customer's previous orders, permitting the service representative to establish a personalized dialogue with the customer. Telemarketing service representatives are provided selling information which they are trained to use to describe promotional items.

DISTRIBUTION

    The Company maintains distribution centers in Hanover, Pennsylvania, DeSoto, Texas, Roanoke, Virginia and LaCrosse, Wisconsin. The Company's long range plan is to maximize efficiencies in merchandise handling and distribution by consolidating the warehousing and distribution of like items in specific fulfillment centers. The Company plans to consolidate the Apparel Group catalogs into the Tweeds Roanoke facility and to construct in 1994 a 500,000 square foot state-of-the-art facility on a separate site in Roanoke which, upon its completion, will handle all of DOMESTICATIONS fulfillment needs. The Company's facilities processed approximately 13 million packages in 1993.

    The Company obtains rate discounts from the United States Postal Service by automatically weighing each parcel and sorting and trucking packages to a number of United States Postal Service drop points throughout the country. The Company's size enables it to efficiently handle packages in this manner. From time to time, the Company uses United Parcel Service, Federal Express and other expedited delivery services. The Company, on average, shipped approximately 48,000 packages per day in 1993.

PURCHASING

    The Company's large sales volume permits it to achieve a variety of purchasing efficiencies, including the ability to obtain prices and terms which are more favorable than those available to smaller companies. Major goods and services used by the Company are purchased or leased from selected suppliers by its central buying staff. These goods and services include: paper, catalog printing and printing related services such as order forms and color separations, communication systems including telephone time and switching devices, packaging materials, expedited delivery services, computers and associated network software and hardware. The Company's objective is to achieve favorable "total costs" reflecting a long-term mutual commitment by the Company and each supplier for competitive rates and terms as well as the quality, future maintenance, replacement and modification needs of the Company.

    The Company typically enters into annual agreements for paper and printing with a limited number of suppliers. These agreements permit periodic price increases or decreases based on prevailing market conditions, changes in supplier costs and continuous productivity improvements. The Company's telephone systems are typically contracted for on a three to four year basis. During 1993, the Company purchased approximately 55 thousand tons of paper and approximately 60 million minutes of telephone time. The Company believes it has developed and maintains strong relationships with suppliers for key goods and services.

MANAGEMENT INFORMATION SYSTEMS

    The Company is currently in the process of upgrading its management information systems by implementing new integrated software and migrating from a centralized mainframe to mid-range mini-computers. The migration of the Company's business applications is the first phase of the Company's overall systems plan which defines the mid- and long-term systems and computing strategy for the Company. As part of this plan, the Company has purchased and will be installing new integrated software for use in managing all phases of the Company's operations. The new software is an upgraded version of existing software installed in over 60 mail order companies which has been designed to meet the Company's requirements as a high volume publisher of multiple catalogs. The Company plans to bring the new systems on-line for several catalogs in 1994 with expected completion in 1995. Delivery, installation and implementation are expected to commence shortly. The Company currently estimates that the total cost to install and implement the new systems, including the cost of dedicated internal personnel, will be approximately $13 to $15 million.

    The new software system is an on-line, real-time system which includes order processing, fulfillment, inventory management, list maintenance and reporting. The implementation of the software will provide the Company with a flexible system that offers highly sophisticated data manipulation, a high degree of marketing-oriented and fulfillment functionality and extensive reporting capabilities. The new management information systems are designed to permit the Company to achieve substantial improvements in the way its financial, merchandising and inventory functions are performed. The new system was selected to support the Company's decentralized operating structure because it can be customized for and by each catalog unit.

CREDIT MANAGEMENT

    The Company's customers are able to purchase merchandise using checks or money orders, the Company's credit cards or third party credit cards. Several of the Company's catalogs, including DOMESTICATIONS, INTERNATIONAL MALE, and GUMP'S, offer their own credit cards. Approximately 73% of 1993 sales were paid using third party credit cards and 8% were paid with the Company's credit cards.

    In December 1992, the Company entered into a three year $75 million credit facility with General Electric Credit Corporation ("GECC") which provides for the sale and servicing of accounts receivable originating from the Company's revolving credit cards. The Company is obligated to repurchase uncollectible accounts and is required to maintain a specified percentage of all outstanding receivables sold under the program as a deposit with GECC to service its obligations under the agreement. The Company is required to pay certain servicing fees to GECC and the Company earns the finance charge income that GECC charges to the accounts. GECC's servicing responsibilities include credit processing, collections, billing/payment processing, reporting and credit card issuance.

INVENTORY MANAGEMENT

    The Company's inventory management strategy is designed to maintain inventory levels that provide optimum in-stock positions while maximizing inventory turnover rates and minimizing the amount of unsold merchandise at the end of each season. The Company manages inventory levels by monitoring sales and fashion trends and making purchasing adjustments as necessary and by promotional sales. Additionally, the Company sells excess inventory in its special sale catalogs, its outlet stores and to jobbers.

    The Company acquires products for resale in its catalogs from numerous domestic and foreign vendors. No single source supplied more than 8% of the Company's products in 1993. The Company's vendors are selected based on their ability to reliably meet the Company's production and quality requirements, as well as their financial strength and willingness to meet the Company's needs on an ongoing basis.

EMPLOYEES

    The Company currently employs approximately 2,280 persons on a full time basis and approximately 530 persons on a part time basis. Approximately 120 employees of The Company Store manufacturing facility are members of the International Ladies Garment Workers Union. The Company believes its relations with its employees are good.

SEASONALITY

    Although the Company experiences quarterly variations in sales, such variations are due primarily to fluctuations in circulation levels rather than seasonality and are further ameliorated by the Company's diversified portfolio of catalogs. The Company traditionally mails more catalogs in the second half of the year.

COMPETITION

    The mail order catalog business is highly competitive. The Company's catalogs compete with other mail order catalogs and retail stores, including department stores, specialty stores and discount stores. Competitors also exist in each of the Company's catalog specialty areas, including Spiegel and Chadwick's of Boston in women's fashion; Spiegel, Touch of Class, Linen Source, Lands' End Coming Home and Horchow in home furnishings; Lillian Vernon, Taylor Gift, Williams Sonoma, Chef's Corner, Harriet Carter and Dr. Leonards in general merchandise; and Bachrach's, Collections, Road Runner Sports and J. Crew in men's fashions. The Company also considers general catalog companies such as J.C. Penney and retail stores as part of its competition. A number of the Company's competitors have substantially greater financial, distribution and marketing resources than the Company. The recent substantial sales growth in the direct marketing industry has encouraged the entry of many new competitors and an increase in competition from established companies. The Company believes that the principal bases upon which it competes are quality, value, service, product offerings, catalog design, convenience, efficiency and safety.

TRADEMARKS

    Each of the Company's catalogs has its own federally registered trademark. DOMESTICATIONS, TAPESTRY, HANOVER HOUSE, COLONIAL GARDEN KITCHENS, MATURE WISDOM, INTERNATIONAL MALE, UNDERGEAR, SILHOUETTES, SIMPLY TOPS, GUMP'S, TWEEDS, THE COMPANY STORE, FASHION FAVORITES, FASHION GALAXY and OUTTAKES are registered trademarks of the Company. "Essence" is a trademark used by the Company under license by Essence Communications, Inc. The Company also owns numerous trademarks, copyrights and service marks on its logos, products and catalog offerings. The Company has also protected various trademarks internationally. The Company vigorously protects such marks and believes there is substantial goodwill associated with them.

GOVERNMENT REGULATION

    The Company is subject to Federal Trade Commission regulations governing its advertising and trade practices, Consumer Product Safety Commission regulations governing the safety of the products it sells in its catalogs and other regulations relating to the sale of merchandise to its customers. The Company is also subject to the Department of Treasury-Customs regulations with respect to any goods it imports. To date, such governmental regulations have not had a material adverse effect on the Company's business.

    The imposition of a sales and use tax collection obligation on out-of-state catalog companies in states to which they ship products is the subject of a case recently decided by the United States Supreme Court. While the Court reaffirmed an earlier decision which allowed direct marketers to make sales into states where they do not have a physical presence without collecting sales taxes with respect to such sales, the Court further noted that Congress has the power to change this law. The Company believes that it collects sales tax in all jurisdictions where it is currently required to do so.

ITEM 2.  PROPERTIES

    The Company's corporate headquarters are located in a modern
84,700-square-foot facility in Weehawken, New Jersey. The facility houses merchandising and marketing personnel, an art department including photographic studios, catalog production personnel and corporate and administrative offices. The Weehawken facility is leased for a 15-year term expiring in 2005.

    The Company also occupies a leased office building in Hanover, Pennsylvania and five warehouse/fulfillment locations in the Hanover area providing a total of approximately 1,200,000 square feet of space, including its principal fulfillment center consisting of a twenty acre leasehold with a 265,000 square foot warehouse and other improvements. The other four warehouse/fulfillment locations are leased pursuant to short-term leases. The Company intends to consolidate all or most of the facilities with short-term leases into its new fulfillment center that will be constructed for DOMESTICATIONS in Roanoke, Virginia.

    Administrative offices in Hanover, Pennsylvania are located in a two- story building of approximately 123,000 square feet, with a lease expiring in 1994, which contains renewal options for three five-year periods. Brawn of California, Inc., occupies 30,000 square feet of new office space in San Diego, California pursuant to a fifteen-year lease that expires in 2004.

    Gump's occupies 4,700 square feet of office space in addition to 49,800 square feet of space for its retail store in San Francisco, California. In addition, Gump's occupies a leased warehouse/fulfillment center in DeSoto, Texas of approximately 43,000 square feet. This lease expires in 1995.

    The Company Store occupies 185,000 square feet for its warehouse/fulfillment center pursuant to a short-term lease. Additionally, a 150,000 square ft. manufacturing and assembly facility and 58,000 square ft. telemarketing and customer service facility in La Crosse are owned.

    In January 1994, the Company purchased for $1.1 million a 50% interest in Blue Ridge Associates (the "Partnership"), a partnership which owns the Tweeds Roanoke, Virginia fulfillment center. In addition, the Partnership and the Company entered into a 15 year lease covering the facility. Under the terms of the lease agreement and subject to certain conditions specified therein, the Partnership, as lessor, agreed to expand the facility by not less than 100,000 square feet in accordance with plans and specifications reasonably acceptable to the parties. The expanded facility will be leased to the Company on the same terms as the existing facility, subject to an adjustment in the amount of rent payments and the expiration date.

The following chart lists each of the Company's principal properties:

                               OWNED
                                 OR       APPROXIMATE         CATALOG
     LOCATION                  LEASED    SQUARE FOOTAGE       USE (a)
     --------                  ------    --------------      --------
Warehouse and
 Fulfillment Centers:

Emigsville, PA                 Leased         144,000
Hanover, PA                    Owned          265,000
Hanover, PA                    Leased         433,300
Landsville, PA                 Leased          23,000
York, PA                       Leased         319,000
DeSoto, TX                     Leased          43,000        GUMP'S(b)
Roanoke, VA                    Leased         175,000        TWEEDS(c)
LaCrosse, WI                   Leased         185,000        THE COMPANY STORE

Corporate and
 Administrative Offices:

San Diego, CA                  Leased          30,000        Men's Apparel(f)
San Francisco, CA              Leased           4,700        GUMP'S
Edgewater, NJ                  Leased          65,000        TWEEDS
Weehawken, NJ                  Leased          84,700        Corporate Headquarters

Telemarketing and
 Customer Service:

Hanover, PA                    Leased         123,300
LaCrosse, WI                   Owned           58,000(d)

Retail Stores:

Beverly Hills, CA              Leased           1,200        SCANDIA DOWN
Costa Mesa, CA                 Leased           1,200        SCANDIA DOWN
San Diego, CA                  Leased           3,800        INTERNATIONAL MALE
San Francisco, CA              Leased          49,800        GUMP'S(e)
West Hollywood, CA             Leased           3,600        INTERNATIONAL MALE
Hanover, PA                    Leased          12,500        Outlet Store
La Crosse, WI                  Leased          13,000        THE COMPANY STORE
Oshkosh, WI                    Leased           2,000        THE COMPANY STORE
Kenosha, WI                    Leased           5,500        THE COMPANY STORE
Madison, WI                    Leased           5,500        THE COMPANY STORE

Manufacturing
 and Assembly:

 LaCrosse, WI                  Owned          150,000        THE COMPANY STORE

(a) Unless otherwise noted, the facility services multiple catalogs.
(b) Also a telemarketing center for GUMP'S.
(c) Also a telemarketing center for TWEEDS.
(d) Also used for executive offices for THE COMPANY STORE.
(e) Also used for GUMP'S executive offices. To be replaced by a new store in the fall of 1994.
(f) Also a telemarketing center for Men's Apparel.

    The Company also leases 18 properties, all of which are subleased. All of such properties are part of the Company's discontinued restaurant operations.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is involved in various routine lawsuits of a nature which is deemed customary and incidental to its businesses. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on the Company's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None

                                   P A R T II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Common Stock is traded on the American Stock Exchange (Symbol: HNV). The following table sets forth, for the periods shown, the high and low sale prices of the Common Stock reported on the American Stock Exchange Composite Tape.

                                           HIGH             LOW
                                         --------         -------
1992

  First Quarter                           $ 3             $ 1 1/2
  Second Quarter                            2 1/8           1 5/8
  Third Quarter                             2 1/4           1 3/8
  Fourth Quarter                            2 7/8           1 5/8

1993

  First Quarter                           $ 4             $ 2 1/16
  Second Quarter                            4 1/2           2 3/4
  Third Quarter                             5 1/2           4 1/6
  Fourth Quarter                            7 5/8           4 1/2


    The Company is restricted from paying dividends on its Common Stock or from acquiring any of its capital stock by certain debt covenants contained in agreements to which the Company is a party. Cash dividends have not been paid on the Common Stock since 1967.

    As of March 9, 1994, there were approximately 4,359 holders of record of Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

  The following table presents selected financial data for each of the years indicated:

                                   1989           1990            1991             1992           1993
                                 --------       --------        --------         --------       --------
INCOME STATEMENT DATA:                       (in thousands, except share and per share data)
REVENUES                        $  382,637     $  555,770      $  623,650      $  586,562      $  642,511
Operating (loss) income              9,703         10,190         (26,078)         14,402          19,076
Interest expense, net...            11,084         11,426          18,341          13,135           2,757
Other income (expense)..             1,868            -            (6,437)            -               888
Income (loss) from
 continuing operations..               187         (2,136)        (51,081)          1,048          17,337
(Loss) from discontinued
 operations.............            (9,146)      (115,921)        (21,119)            -               -
                                ----------     ----------      ----------      ----------      ----------

Income (loss) before
 extraordinary items and
 cumulative effect of
 accounting change for
 income taxes...........            (8,959)      (118,057)        (72,200)          1,048          17,337
Extraordinary items.....               -            2,146           6,915           9,201             -
Cumulative effect of
 accounting change for
 income taxes...........               -             -               -             10,000             -
                                ----------     ----------      ----------      ----------      ----------

NET INCOME (LOSS).......            (8,959)      (115,911)        (65,285)         20,249          17,337
Preferred stock dividends              -              -              (466)         (3,197)         (4,093)
                                ----------     ----------      ----------      ----------      ----------

Net income (loss)
 applicable to common
 shareholders...........        $   (8,959)    $ (115,911)     $  (65,751)     $   17,052      $   13,244
                                ==========     ==========      ==========      ==========      ==========


Per Share:
 Income (loss) from
 continuing operations..        $      .01     $     (.15)     $    (3.16)     $     (.06)     $      .17
 (Loss) from discontinued
  operations                          (.64)         (8.24)          (1.30)            -               -
                                ----------     ----------      ----------      ----------      ----------

Income (loss) before
 extraordinary items....              (.63)         (8.39)          (4.46)           (.06)            .17
Extraordinary items.....               -              .15             .43             .24             -
Cumulative effect of
 accounting change for
 income taxes...........               -              -               -               .26             -
                                ----------     ----------      ----------      ----------      ----------

Net (loss) income ......        $     (.63)    $    (8.24)     $    (4.03)     $      .44      $      .17
                                ==========     ==========      ==========      ==========      ==========

Weighted average number
 of shares outstanding:
Primary... .............        14,145,416     14,068,460      16,287,723      38,467,015      75,625,330
                                ==========     ==========      ==========      ==========      ==========
Fully diluted...........        14,145,416     14,068,460      16,287,723      38,467,015      77,064,131
                                ==========     ==========      ==========      ==========      ==========

BALANCE SHEET DATA
 (END OF PERIOD):
Working capital
 (deficit)..............        $   42,176       $  8,913      $  (37,636)     $   31,566      $   25,476
Total assets............           324,148        234,761         162,800         134,352         188,838
Total debt..............           179,251        155,649         127,918          43,362          36,160
Preferred stock of
 subsidiary.............               -              -            35,247          32,842             -
Shareholders' (deficit)
 equity.................            53,813        (61,484)       (113,632)        (19,758)         45,868

There were no cash dividends declared on Common Stock in any of the periods. See Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the fiscal years indicated, the percentage relationship to revenues of certain items in the Company's Consolidated Statement of (Loss) Income:

                                                           Fiscal Year
                                             --------------------------------------
                                              1991            1992           1993
                                            --------        --------       --------
Revenues                                       100.0%        100.0%         100.0%
 Cost of sales and operating expenses....       65.6          65.1           63.6
 Selling expenses........................       28.0          23.6           24.6
 General and administrative expenses.....        9.2           8.9            8.9
Income (loss) from operations............       (4.2)          2.5            3.0
 Interest expense, net...................        2.9           2.2             .4
Income (loss) from continuing operations
 before income taxes.....................       (8.2)           .2            2.7
 Income tax provision (credit)...........         -             -              -
Income (loss) from continuing operations        (8.2)%          .2%           2.7%
                                               =====         =====          =====

RESULTS OF OPERATIONS

1993 COMPARED WITH 1992

    Net Income. The Company reported net income of $17.3 million or $.17 per share for the year ended January 1, 1994, compared to net income of $1.0 million (before extraordinary items and cumulative effect of accounting change) or a loss of $.06 per share in 1992. Net income for 1992 after extraordinary items and cumulative effect of accounting change was $20.2 million or $.44 per share. Per share amounts are expressed after deducting preferred dividends of $3.2 million in 1992 and $4.1 million in 1993.

    Revenues. Revenues increased 9.5% from $587 million in 1992 to $643 million in 1993. The higher revenues were due to a 10% increase in revenues relating to continuing catalogs, which include the initial test marketing of the Sears venture which began in mid-1993 and resulted in the Sears Agreement in January 1994. Additionally, approximately $47 million of the increase was generated by the acquisition of GUMP'S, THE COMPANY STORE AND TWEEDS in the second half of 1993. Revenues from discontinued catalogs were $63 million and $19.5 million in 1992 and 1993, respectively.

    Non-Apparel revenues increased 23% from $395 million in 1992 to $484 million in 1993. This increase is a result of $38 million of revenues generated by GUMP'S and THE COMPANY STORE which were acquired in the third quarter of 1993 and a 14% increase in revenues related to continuing catalogs. Substantially all of the increase in revenues from continuing catalogs is related to DOMESTICATIONS, COLONIAL GARDEN KITCHENS and TAPESTRY, of which approximately 40% is attributable to the Sears venture. Revenues from discontinued catalogs (assuming such catalogs were discontinued at the beginning of 1992) were $10 million and $6.5 million in 1992 and 1993, respectively.

    Apparel revenues declined 17% from $192 million in 1992 to $159 million in 1993. Revenues from discontinued catalogs were $53 million and $13 million in 1992 and 1993, respectively, while continuing catalog revenues declined by 2% from 1992. Additionally, the acquisition of TWEEDS in the fourth quarter of 1993 contributed $9 million to revenues. As discussed below, the Company is continuing to restructure its Apparel catalogs.

    The Company mailed approximately 322 million catalogs in 1993, a 13% increase over 1992, with variations in mailing strategies and volumes amongst the catalogs. Additionally, the Company was able to increase its average order size by 9%. Revenues also improved as the Company reduced its order cancellation and return rates compared to 1992, principally as a result of improving its in-stock inventory position.

    Operating Costs and Expenses. Cost of sales and operating expenses as a percentage of revenues decreased from 65.1% in 1992 to 63.6% in 1993. The improvement was attributable to an increase in product margin due to changes in the sales mix as well as lower inventory markdowns in 1993 and lower shipping costs due to more efficient shipping methods. Shipping costs were also positively impacted by fewer split-shipments due to the improved in-stock inventory position.

    Selling expenses increased from 23.6% of revenues in 1992 to 24.6% of revenues in 1993 and represented an increase of $19.3 million. This increase was due to lower response rates, related principally to an aggressive customer acquisition campaign primarily in DOMESTICATIONS (which increased the size of its 12 month customer list by 14%) and from the addition of the selling expenses for the GUMP'S retail store. Selling expenses include catalog creation and mailing costs and rentals of mailing lists from third parties, as well as retail selling expenses.

    General and administrative expenses represented 8.9% of revenues in 1992 and 1993. Such expenses increased $5.3 million, or 10.2%, from 1992 to 1993, including $5.8 million of expenses for the three companies acquired in 1993. General and administrative expenses were reduced by lower bad debt expense and lower credit card commissions, offset by increases in merchandise and marketing personnel.

    Income (Loss) from Operations. Income from operations increased from $14.4 million in 1992, or 2.5% of revenues, to $19.1 million in 1993, or 3.0% of revenues. Income from operations excluding the discontinued catalogs was $24.6 million in 1992 (comprised of $21.9 million and $2.7 million for Non-Apparel and Apparel, respectively) compared to $26.7 million in 1993 (comprised of $25.8 million and $.9 million for Non-Apparel and Apparel, respectively). Of this, the three companies acquired in 1993 generated income from operations of $3 million. Losses from discontinued catalogs were $9.0 million in 1992 compared to $4.3 million in 1993.

    The restructuring of the Apparel catalogs continued in 1993 as the catalog mix was changed further, with two catalogs being discontinued and the acquisition of Tweeds. In order to improve operating results, each Apparel catalog is being more sharply focused on its target audience and overhead and circulation levels for certain catalogs have been reduced.

    Interest and Other Income (Expense). Interest expense decreased approximately $8.5 million from $13.4 million in 1992 to $4.9 million in 1993, due to the Company's financial restructuring which began in the fourth quarter of 1991 and included a debt reduction of $67 million from the beginning of 1992 to the end of 1993. Interest income was $2.2 million in 1993, an increase of $1.9 million from 1992, due primarily to the interest portion of a Federal income tax refund received in fiscal 1993.

    Other income of $.9 million in 1993 represents a settlement of a claim in bankruptcy from a brokerage firm with which the Company had previously had a contract.

    Income Taxes.   In 1992 the Company adopted Statement of Financial
Accounting Standards No. 109 - Accounting for Income Taxes ("SFAS 109"). In accordance with this statement, the Company recognized a deferred tax asset of $10 million reflecting the cumulative effect of this accounting change for the estimated future benefit expected to be realized from the utilization of net operating loss carryforwards ("NOLs") and deductible temporary differences.
The deferred tax asset consisted of a $63 million gross deferred tax asset less a $53 million valuation allowance that was established to reflect the annual limitation on the utilization of certain of the NOLs and an assumed limitation on the utilization of the remaining deferred tax asset. Realization of the future tax benefits is dependent on the Company's ability to generate taxable income within the carryforward period. Future levels of operating income and taxable income are dependent, in part, upon general economic conditions, competitive pressures on sales and margins, and other factors beyond the Company's control.

    In 1992 management determined that, based on the successful completion of the financial restructuring, future operating income of the Company would be sufficient to utilize $30 million of deductible timing differences and NOLs prior to their expiration. (See Results of Operations for 1992 Compared with 1991 for additional details). At January 1, 1994, the Company had $147 million of NOLs and has maintained the $30 million amount of expected future operating income that will more likely than not utilize the NOLs prior to their expiration. Management believes that, although the 1993 operating results might justify a higher amount, in view of its history of operating losses, the $30 million represents a reasonable conservative estimate of the future utilization of the NOLs and the Company will continue to evaluate the likelihood of future profit and the necessity of future adjustments to the deferred tax asset valuation allowance.

    The Federal income tax provision was $5.9 million in 1993 which was offset by the utilization of certain NOLs. In addition, the Revenue Reconciliation Act of 1993 raised the 1993 corporate income tax rate from 34% to 35%, and, as a result, the Company recognized an additional deferred tax benefit of $.6 million in 1993. In addition, the Company recorded a state tax provision of $.2 million in 1992 and $.5 million in 1993.

    Shareholders' Equity. The number of shares of Common Stock outstanding increased by 13,396,345 in 1993 due to: i) 1,150,733 shares issued in connection with the Company's equity and incentive plans, ii) 2,615,928 shares issued in connection with the acquisitions of GUMP'S, THE COMPANY STORE AND TWEEDS, iii) 2,278,128 shares issued upon the conversion of the 7.5% Preferred Stock, iv) 18,937,169 shares issued in connection with the exchange of the Class B Preferred Stock and Class B Common Stock (of which 12,270,503 shares were exchanged) and v) 684,890 shares issued as dividends on the Class B Preferred Stock. At January 1, 1994, there were 82,933,177 shares of Common Stock outstanding compared to 69,536,832 shares outstanding at December 26, 1992.

    The dividends of $3.2 million in 1992 and $4.1 million in 1993 represent dividend requirements on the two preferred stocks. These preferred stocks were converted into Common Stock in 1993, which resulted in the elimination of future dividends.

1992 COMPARED WITH 1991

    Net Income. The Company generated net income of $17.1 million, or $.44 per share, in 1992 compared to a net loss of $65.8 million, or $4.03 per share in 1991. Included in the 1992 net income are $9.2 million of extraordinary gains resulting from the exchange offers (compared to extraordinary gains of $6.9 million in 1991) and $10 million due to the cumulative effect of the change in the method of accounting for income taxes. The year ended December 28, 1991 included provisions for losses on disposal of discontinued operations of $21.1 million and restructuring and other non-recurring charges of $15.3 million.

    Income (Loss) From Operations. Income from continuing operations improved $52.1 million from a loss of $51.1 million in 1991 to income of $1 million in 1992. This improvement reflects the impact of the financial restructuring and operational changes that began in the fourth quarter of 1991 with NAR's investment in the Company. The financial restructuring has allowed the Company to eliminate $142.8 million in debt and $40 million of lease obligations and dispose of its discontinued restaurant operations. Without this cash drain, the Company's liquidity has significantly improved. The operational changes included the decentralization of the Company which resulted in a strategic review throughout the organization of all catalogs, costs and service levels. As a result, seven catalogs (six Apparel and one Non-Apparel) were discontinued in late 1991 and early 1992. In 1991 and 1992, these catalogs had a combined loss from operations of $16.2 and $6.7 million, respectively, on revenues of $97 million and $25 million, respectively. The elimination of these catalogs enabled the Company to redirect its resources into its core catalogs, thereby improving its inventory position for the remaining catalogs and allowing for investment in infrastructure improvements. Revenues from continuing catalogs increased approximately $35 million or 7% from 1991 to 1992.

    The Company's improved liquidity, as well as the elimination of the uncertainty as to whether the Company would be able to satisfy its debt obligations, enabled it to normalize its relationships with vendors. This resulted in higher inventory receipts on a timely basis which significantly reduced backorder levels and the associated costs. In addition, net interest expense was reduced in fiscal 1992 by $5.2 million ($9 million on an annualized basis) as a result of the debt and equity transactions. These reasons, as well as the elimination of the $15.3 million of non-recurring restructuring, transaction and other costs resulted in the significant turnaround in the Company's operating results.

    Revenues. Revenues decreased $37 million, or 5.9%, compared to 1991 as the Company focused on its profitable catalogs and discontinued seven poorer performing catalogs in late 1991 and early 1992. Revenues from continuing catalogs increased 7% from $527 million in 1991 to $562 million in 1992. The Company mailed approximately 375 million catalogs in 1991 compared to approximately 285 million in 1992, a 24% decrease, but was able to increase its average order size and response rates. Revenues were also improved as the Company reduced its order cancellation and return rates by two percentage points compared to 1991, principally as a result of the normalization of the backorder levels which peaked at approximately $58 million in 1991 to a low of $11 million at the end of 1992.

    Non-Apparel revenues increased 3% from $383 million in 1991 to $395 million in 1992. Revenues from continuing catalogs increased 7% to $394 million in 1992. Revenues from discontinued catalogs were $15.6 million and $.7 million in 1991 and 1992, respectively.

    Apparel revenues declined 20% from $240 million in 1991 to $192 million in 1992, although revenues from continuing catalogs increased 6% to $168 million. Revenues of the discontinued catalogs were $82 million and $24 million in 1991 and 1992, respectively.

    Operating Costs and Expenses. Cost of sales and operating expenses as a percentage of revenues decreased from 65.6% in 1991 to 65.1% in 1992, although gross margin decreased $9.7 million from 1991 to 1992. The improvement in margin percentage was attributable to reducing shipping costs by one percent of revenues as there were less split-shipments and other operational inefficiencies associated with the 1991 backorder situation. Partially offsetting these improvements was a change in the sales mix from higher margin fashion merchandise to lower margin home textile merchandise.

    Selling expenses decreased $35.9 million in 1992, of which $23 million was due to lower circulation resulting from discontinuing certain catalogs. Selling expenses decreased as a percentage of revenues from 28.0% in 1991 to 23.6% in 1992 due to improved customer order response rates and lower paper costs.

    General and administrative expenses decreased $5.4 million, or 9.4%, from 1991 to 1992. Such expenses decreased as a percentage of sales, from 9.2% in 1991 to 8.9% in 1992. The decrease in expense was due to lower bad debt expense ($1.3 million), lower credit card commissions ($2 million) and reduced space advertising activity ($2 million). These decreases were partially offset by increases in consulting and internal development costs for management information systems and to support the decentralized organization ($2.2 million).

    Interest and Other Income (Expense). Interest expense was $13.4 million in 1992, a decrease of $7.1 million over 1991, as a result of debt reduction due to the rights offering relating to the H&H Common Stock (the "Rights Offering") and two separate exchange offers for the Company's 14% senior subordinated debentures due 1997 (the "14% Debentures") and the Company's 7 1/2% convertible subordinated debentures due 2007 (the "7 1/2% Debentures" and the two exchange offers being referred to herein as the "Exchange Offers"). Future interest expense will be reduced on an annualized basis by $9 million, as a result of this debt reduction. The closing of the transactions in 1991 had the effect of reducing interest expense due to the retirement of $15.1 million of 7 1/2% Debentures, the repayment of $5 million of principal amount of 8% Subordinated Notes due 1994 (the "8% Notes"), as well as a reduction of the interest rate from 11% to 8% thereon.

    Interest income was $.2 million in 1992, a decrease of $1.9 million from 1991. The decrease is due to the Company's overall liquidity position in which funds were not available to invest in interest bearing instruments.

    Extraordinary Items.   In 1991, the Company recognized a $6.9 million
extraordinary gain with respect to the retirement of $15.1 million of its 7 1/2% Debentures. The Company recorded extraordinary gains of $9.2 million in 1992 from the exchange of $11.9 million of 7 1/2% Debentures and $23.4 million of 14% Debentures into equity.

    Income Taxes. At December 26, 1992, the Company had tax NOLs totalling $142 million, which expire through 2007. Certain transactions the Company entered into during 1991 resulted in an ownership change with respect to the Company and, thus, in the imposition of an annual limitation of approximately $4 million on the amount of future taxable income of the Company which may be offset by the Company's pre-change NOLs. The Company's available NOLs for tax purposes consists of $98 million of pre-change NOLs (subject to this limitation) and $44 million of post-change NOLs (not subject to this limitation).

    SFAS 109 requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be "more likely than not". The deferred tax asset of $10 million recognized in 1992 consists of a $63 million gross deferred tax asset (principally, the expected tax benefit of the NOLs discussed above) less a $53 million valuation allowance.

    The Company believes, based upon successful completion of the financial restructuring, the disposal of unprofitable discontinued operations, the Company's history of prior operating earnings in its direct marketing business and its expectations for the future, that the operating income of the Company will be sufficient to utilize a substantial portion of the NOLs prior to their expiration. Since the realization of the future tax benefits is dependent on the Company's ability to generate taxable income within the carryforward period (through 2007), the Company believes it would be imprudent to record the entire benefit, based on income projections through 2007, due to the Company's recent operating losses. The Company does believe that an appropriate measure of its current earnings level is to adjust its 1992 income before extraordinary gains of $1 million by $9 million, which represents the annual interest expense on the debt that has been retired. Using this $10 million income as a base and three years as a reasonable time frame, income would not have to grow from its current level in order to generate the $30 million necessary to utilize NOLs sufficient to realize the $10 million benefit that was recorded in 1992.

    Shareholders' Equity. Net income for the year ended December 26, 1992 was $17.1 million, or $0.44 per share, as compared to a net loss of $65.8 million, or $4.03 per share in 1991. Net income from continuing operations in 1992 was $1 million, or a loss of $.06 per share after deducting preferred dividends of $3.2 million, compared to a net loss of $51.1 million, or $3.16 per share in 1991.

    Extraordinary items in 1992 were $9.2 million or $.24 per share, compared to $6.9 million or $.43 per share in 1991. The cumulative effect of accounting change for income taxes in 1992 was $10 million, or $.26 per share as compared to no cumulative adjustment in 1991. For the year ended December 26, 1992 there was no income or loss from discontinued operations compared to a loss of $21.1 million, or $1.30 per share in 1991.

    The number of shares of Common Stock outstanding increased in 1992 principally due to the Rights Offering in which 14,396,798 shares were issued, the Exchange Offers in which 7,548,465 shares were issued and the exchange of the preferred stock by NAR for 20 million shares of H&H Common Stock. At December 26, 1992 there was a total of 69,535,089 shares of H&H Class B Common and H&H Common Stock outstanding compared to 28,537,471 at December 28, 1991.

    The dividends of $3.2 million in 1992 represent dividend requirements on the two preferred stocks that were issued in October 1991 and September 1992. In 1991, the dividend accretion was $.5 million, representing the two months during which the 8% preferred stock was outstanding in 1991.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had $2.6 million in cash and cash equivalents at each of December 26, 1992 and January 1, 1994. Working capital and the current ratio were $25.5 million and 1.24 to 1 at January 1, 1994 versus $31.6 million and
1.42 to 1 at December 26, 1992. The Company had substantially paid down its long-term revolving credit facility at January 1, 1994, compared to a balance of $21.2 million outstanding at December 26, 1992.

    The Company generated $28.0 million in cash from operations in 1993. Cash was used primarily to support increases of i) $12.1 million of inventory as part of the Company's strategy to increase its in-stock position at the time customer orders are received; ii) $5.3 million in prepaid catalog costs to support the spring mailing activity and iii) $4.2 million in capital expenditures, primarily for its new management information system, while $21.0 million was used for the paydown of the Company's revolving credit facility. These uses of cash were primarily financed by a $24.5 million increase in accounts payable and operating profits. With the significant improvement in the Company's financial condition in 1993, it has been successful in restoring normal trade terms with its vendors, which has resulted in greater leverage of its accounts payable.

    The Company experiences seasonality in its working capital requirements and fluctuations in the revolving credit facility will occur, usually within the first and fourth quarters of the year.

    With the Company's financial restructuring completed and the corresponding improvement in its financial condition, the Company focused in 1993 on refinancing its remaining indebtedness, simplifying its capital structure and embarking on a program of investing in infrastructure improvements to support its growth objectives.

    Refinancing of Indebtedness. In May 1993, the Company refinanced its revolving credit facility that had been previously provided by a subsidiary of NAR with a new three-year $40 million facility with an independent financial institution. In October 1993, the Company increased the maximum credit available to $52.5 million to include GUMP'S, THE COMPANY STORE AND TWEEDS as borrowers under the facility. A subsidiary of NAR has provided a secured limited guarantee of $10 million which allows the Company to borrow in excess of its availability based on a formula, up to the facility's limit. This limited guarantee was reduced by approximately $5.1 million during the fourth quarter of 1993, and the guarantee will be eliminated in March 1994 based on the Company's 1993 operating results. At January 1, 1994, the Company's borrowing base formula would have enabled the Company to borrow approximately $40 million, compared to the $.2 million that was outstanding.

    In August 1993, the Company issued $20 million of 9.25% Senior Subordinated Notes ("the 9.25% Notes") in a private placement with an insurance company.
The Company retired its outstanding $12.4 million of 8% Notes that were due in October 1994 and $.8 million of its 14% Notes using the proceeds of the 9.25% Notes, with the remainder to be used for the purchase of additional fulfillment and warehouse capacity. The Company is required to redeem $6 million of the 9.25% Notes without penalty by February 15, 1994 (subsequently amended to May 1, 1994) if the Company has not established or acquired a new distribution facility by such date.

    In 1993, the Company acquired three companies for $.1 million of its own cash, $4.6 million of debt and $12.3 million of Common Stock. In addition, the Company has agreed to provide an aggregate of up to $4 million of secured working capital financing, a $.75 million short-term loan and a $.5 million convertible note to two entities in which it has acquired an equity interest.

    Simplification of Capital Structure. In September 1993, through a series of mergers involving H&H and THC, the Company changed its name to Hanover Direct, Inc. and eliminated its two-tier holding company structure.

    On December 13, 1993, the Company converted its 7.5% Preferred Stock into 2,278,128 shares of Common Stock. The holders of the 7.5% Preferred Stock were paid all accrued and unpaid dividends in cash amounting to $197,000. On January 1, 1994, 12,270,503 shares of Class B Common Stock and 40,000 shares of Class B Preferred Stock were exchanged into 18,937,169 shares of Common Stock. All accrued and unpaid dividends amounting $886,000 were paid in cash in February 1994. As a result of these transactions, the Company has eliminated approximately $4 million of future annual preferred stock dividend requirements.

    On December 10, 1993, the Company issued 234,900 shares of its 6.0% Series A Preferred Stock (6.0% Preferred Stock) for an installment note in the amount of $2.4 million that it had assumed in its acquisition of Tweeds.

    As a result of these transactions, the Company's capital structure consists of 82,933,177 shares of Common Stock and 234,900 shares of 6.0% Preferred Stock at January 1, 1994.

    Infrastructure Investments. To improve its infrastructure to support its growth objectives, the Company intends to construct a new 500,000 square foot fulfillment center costing approximately $18 million in Roanoke, Virginia to support the DOMESTICATIONS business and has acquired a 50% interest in a partnership which owns the 175,000 square foot TWEEDS fulfillment center, into which the Company plans to consolidate its Apparel group.

    Additionally, the Company is currently in the process of upgrading its management information systems by implementing new integrated software which it expects to be fully operational in 1995 and is migrating from a centralized mainframe to mid-range mini-computers at a total estimated cost of approximately $13 to $15 million. As of January 1, 1994, the Company has incurred costs of approximately $5.3 million as part of this plan, including capital leases aggregating $2.4 million to be paid over four years.

    Public Offering of Shares. On February 18, 1994, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission registering 10 million shares of its Common Stock, including 4,154,604 shares on behalf of two selling shareholders. The net proceeds from the offering with respect to the Company's shares will be used for general corporate purposes, including the expansion of the Company's business.

    The Company plans to fund the remaining infrastructure costs through cash generated from operations, the proceeds of the Common Stock offering and, possibly, obtaining mortgage financing. The Company believes that it has adequate sources of financing to service its capital requirements.

    Effects of Inflation. The Company normally experiences increased cost of sales and operating expenses as a result of the general rate of inflation in the economy. Operating margins are generally maintained through selective price increases where market conditions permit. The Company's inventory is mail-order merchandise which undergoes sufficiently high turnover so that the cost of goods sold approximates replacement cost. Because sales are not dependent upon a particular supplier or product brand, the Company can adjust product mix to mitigate the effects of inflation on its overall merchandise base.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Hanover Direct, Inc.:

    We have audited the accompanying consolidated balance sheets of Hanover Direct, Inc. (a Delaware corporation) (successor to The Horn & Hardart Company, see Note 1 to the Consolidated Financial Statements) and subsidiaries as of December 26, 1992 and January 1, 1994, and the related consolidated statements of income (loss), shareholders' (deficit) equity and cash flows for each of the three fiscal years in the period ended January 1, 1994. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules referred to below based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hanover Direct, Inc. and subsidiaries as of December 26, 1992 and January 1, 1994, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 1, 1994 in conformity with generally accepted accounting principles.

    As discussed in Notes 1 and 10 to the Consolidated Financial Statements, effective December 29, 1991 the Company changed its method of accounting for income taxes.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statement schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                         ARTHUR ANDERSEN & CO.

New York, New York
February 28, 1994

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 26, 1992 and January 1, 1994

                                         DECEMBER 26,       JANUARY 1,
                                             1992              1994
                                         -----------        ---------
                                                 (IN THOUSANDS)
ASSETS

Current Assets:
 Cash and cash equivalents                $  2,553          $  2,583
 Accounts receivable, net of allowance
  for doubtful accounts of $2,892 in
  1992 and $2,509 in 1993                   22,840            19,043
 Inventories                                58,270            80,429
 Deferred tax asset, net                     2,800             2,975
 Prepaid catalog costs                      18,277            25,571
 Other current assets                        2,058             2,374
                                          --------          --------

         Total Current Assets              106,798           132,975
                                          --------          --------

Property and Equipment, at cost
  Land                                         205             1,171
  Buildings and building improvements        4,462             7,862
  Leasehold improvements                     5,696             6,242
  Furniture, fixtures and equipment         16,309            22,551
  Construction in progress                    -                5,434
                                          --------          --------
                                            26,672            43,260
  Accumulated depreciation
   and amortization                        (15,761)          (18,341)
                                          --------          --------

         Net Property and Equipment         10,911            24,919
                                          --------          --------


Excess of Cost Over Net Assets of
 Acquired Businesses, net                    8,710            18,463

Deferred Tax Asset, net                      7,200             7,656

Other Assets, net                              733             4,825
                                          --------          --------

         Total Assets                     $134,352          $188,838
                                          ========          ========




See Notes to Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
As of December 26, 1992 and January 1, 1994            DECEMBER 26,      JANUARY 1,
                                                           1992             1994
                                                       ------------      ----------
                                                       (IN THOUSANDS, EXCEPT SHARE
                                                           AND PER SHARE AMOUNTS)
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
 Current portion of long-term debt and
  capital lease obligations                              $      73         $  2,024
 Accounts payable                                           49,741           78,905
 Dividends payable                                               -              886
 Accrued liabilities                                        21,363           20,653
 Customer prepayments and credits                            4,055            5,031
                                                         ---------         --------
  Total Current Liabilities                                 75,232          107,499
                                                         ---------         --------

Noncurrent Liabilities:
 Long-term debt                                             43,184           32,313
 Capital lease obligations                                     105            1,823
 Other                                                       2,747            1,335
                                                         ---------         --------
  Total Noncurrent Liabilities                              46,036           35,471
                                                         ---------         --------

     Total Liabilities                                     121,268          142,970
                                                         ---------         --------
Commitments and Contingencies

Preferred Stock:
 7.5% cumulative, convertible, $.01 par
  value, authorized 861,900 shares;
  issued 529,114 shares in 1992                              6,526             -

 Class B 8% cumulative, convertible,
  $.01 par value, authorized and issued
  40,000 shares in 1992                                     26,316             -
                                                         ---------         --------
     Total Preferred Stock                                  32,842             -
                                                         ---------         --------

Shareholders' (Deficit) Equity:

 6% Preferred Stock, convertible, $10
  stated value, authorized 5,000,000 shares;
  issued 234,900 shares in 1993                               -               2,378
 Class B Common Stock, $.01 par value,
  authorized and issued 12,270,503 shares
  in 1992                                                      123             -
 Common Stock, $.66 2/3 par value, authorized
  150,000,000 shares; issued 58,154,584 shares
  in 1992 and 83,136,542 shares in 1993                     38,774           55,423
 Capital in excess of par value                            178,149          209,834
 Accumulated deficit                                      (229,049)        (215,805)
                                                         ---------         --------
                                                           (12,003)          51,830
 Less:
  Treasury stock, at cost (2,169,713 shares
   in 1992 and 1,120,032 shares in 1993)                    (7,170)          (3,130)
  Notes receivable from sale of Common Stock                  -              (1,774)
  Deferred compensation                                       (585)          (1,058)
                                                         ---------         --------
 Shareholders' (Deficit) Equity                            (19,758)          45,868
                                                         ---------         --------
Total Liabilities and Shareholders' (Deficit)
 Equity                                                  $ 134,352         $188,838
                                                         =========         ========

See Notes to Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For The Years Ended December 28, 1991, December 26, 1992 and January 1, 1994

                                                            1991           1992           1993
                                                          --------       --------       --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES                                                  $623,650       $586,562       $642,511
                                                          --------       --------       --------
Operating costs and expenses:
 Cost of sales and operating expenses                      409,098        381,716        408,387
 Selling expenses                                          174,401        138,494        157,811
 General and administrative expenses                        57,329         51,950         57,237
 Restructuring expenses                                      8,900           -              -
                                                          --------       --------       --------
                                                           649,728        572,160        623,435
                                                          --------       --------        -------

INCOME (LOSS) FROM OPERATIONS                              (26,078)        14,402         19,076

 Interest expense                                          (20,525)       (13,379)        (4,925)
 Interest income                                             2,184            244          2,168
 Other income (expense)                                     (6,437)          -               888
                                                          --------       --------       --------

Income (loss) from continuing operations
 before income taxes                                       (50,856)         1,267         17,207
Income tax provision (benefit)                                 225            219           (130)
                                                          --------       --------       --------

INCOME (LOSS) FROM CONTINUING OPERATIONS                   (51,081)         1,048         17,337

Provision for loss on disposal of
 discontinued operations                                   (21,119)          -              -
                                                          --------       --------       --------

Income (loss) before extraordinary items
 and cumulative effect of accounting change                (72,200)         1,048         17,337
Extraordinary items                                          6,915          9,201           -
Cumulative effect of accounting change for
 income taxes                                                 -            10,000           -
                                                          --------        --------      --------
NET INCOME (LOSS)                                          (65,285)        20,249         17,337

Preferred stock dividends                                     (466)        (3,197)        (4,093)
                                                          --------       --------       --------
Net income (loss) applicable to Common
 Shareholders                                             $(65,751)      $ 17,052       $ 13,244
                                                          ========       ========       ========

Net income (loss) per share:
 Income (loss) from continuing operations                 $  (3.16)      $  (0.06)      $   0.17
 (Loss) from discontinued operations                         (1.30)          -              -
                                                          --------       --------       --------
 Income (loss) before extraordinary items
  and cumulative effect of accounting change                 (4.46)         (0.06)          0.17
 Extraordinary items                                          0.43           0.24           -
 Cumulative effect of accounting change for
  income taxes                                                -              0.26           -
                                                          --------       --------       --------
Net income (loss) per share                               $  (4.03)      $   0.44       $   0.17
                                                          ========       ========       ========

See Notes to Consolidated Financial Statements.

                     HANOVER DIRECT, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
 FOR THE YEARS ENDED DECEMBER 28, 1991, DECEMBER 26, 1992, AND JANUARY 1, 1994
                      (in thousands, except share amounts)


                                                        Preferred Stock            Preferred Stock
                                                     Class B 8% Cumulative         7.5% Cumulative
                                                      Shares       Amount        Shares         Amount
                                                   -----------------------------------------------------
Balance at December 29, 1990                              0             $0              0            $0

 Net loss for the year
 Issuance of warrants
 Executive employment contracts
 Shares to 401k savings plan
 Payment on notes receivable
 Issuance of Class B Common Stock
 Amortization of deferred compensation
 Termination of Employee Stock Ownership
  Plan
                                                   -----------------------------------------------------
Balance at December 28, 1991                              0             $0              0            $0

 Net income for the year
 Issuance of Common Stock to and redemption of
  Class B Common Stock by NAR
 Issuance of Class B Common Stock
 Amortization of deferred compensation
 Issuance of Common Stock in
  connection with Rights Offering
 14% Exchange Offer
 7 1/2% Exchange Offer
 Stock Dividend to NAR
 Issuance of Common Stock
 Transfer of ESOP shares to treasury
                                                   -----------------------------------------------------
Balance at December 26, 1992                              0             $0              0            $0

Net income
Mergers of H&H & THC into Hanover Direct, Inc.       40,000         25,516        569,532         7,158
Exchange of Class B 8% Preferred and Common Stock   (40,000)       (25,516)
Conversion of 7.5% Preferred Stock                                               (569,532)       (7,158)
Issuance of Preferred Stock
Stock dividends
Amortization of deferred compensation
Issuance of Common Stock
                                                   -----------------------------------------------------
Balance at January 1, 1994                                0             $0              0            $0
                                                   =====================================================

                                                                 Preferred Stock         Class B Common Stock
                                                                  Series A, 6.0%            $.01 par value
                                                                Shares      Amount        Shares        Amout
                                                          ----------------------------------------------------
Balance at December 29, 1990                                   0             $0                0          $0

 Net loss for the year
 Issuance of warrants
 Executive employment contracts
 Shares to 401k savings plan
 Payment on notes receivable
 Issuance of Class B Common Stock                                                     13,333,334         133
 Amortization of deferred compensation
 Termination of Employee Stock Ownership
  Plan
                                                          ----------------------------------------------------
Balance at December 28, 1991                                     0            $0      13,333,334        $133

 Net income for the year
 Issuance of Common Stock to and redemption of
  Class B Common Stock by NAR                                                        (13,333,334)       (133)
 Issuance of Class B Common Stock                                                     12,270,503         123
 Amortization of deferred compensation
 Issuance of Common Stock in
  connection with Rights Offering
 14% Exchange Offer
 7 1/2% Exchange Offer
 Stock Dividend to NAR
 Issuance of Common Stock
 Transfer of ESOP shares to treasury
                                                          ----------------------------------------------------

Balance at December 26, 1992                                     0            $0      12,270,503        $123

Net income
Mergers of H&H & THC into Hanover Direct, Inc.
Exchange of Class B 8% Preferred and Common Stock                                    (12,270,503)       (123)
Conversion of 7.5% Preferred Stock
Issuance of Preferred Stock                                234,900         2,342
Stock dividends                                                               36
Amortization of deferred compensation
Issuance of Common Stock

                                                          --------------------------------------------------
Balance at January 1, 1994                                 234,900        $2,378               0          $0
                                                          ==================================================

                                                                         Capital
                                                Common Stock            in Excess
                                             $.66 2/3 par value           of par      Accum.             Treasury Stock
                                           Share          Amount          Value      (Deficit)         Shares       Amount
                                       -----------------------------------------------------------------------------------
Balance at December 29, 1990             14,812,863       $9,874        $124,228    ($180,350)      (900,943)     ($7,865)

Net loss for the year                                                                 (65,751)
Issuance of warrants                                                       3,286
Executive employment contracts            1,281,458          854           6,287                  (1,281,458)      (3,845)
Shares to 401k savings plan                                                 (56)                      12,502          109
Payment on notes receivable
Issuance of Class B Common Stock                                           1,867
Amortization of deferred compensation
Termination of Employee Stock
 Ownership Plan
                                       -----------------------------------------------------------------------------------
Balance at December 28, 1991             16,094,321      $10,728        $135,612    ($246,101)    (2,169,899)    ($11,601)

Net income for the year                                                                17,052
Issuance of Common Stock to and
 redemption of Class B Common
 Stock by NAR                            20,000,000       13,334          24,146
Issuance of Class B Common Stock                                             410
Amortization of deferred
 compensation
Issuance of Common Stock in
 connection with Rights Offering         14,396,798        9,603          11,086
14% Exchange Offer                        4,099,625        2,733           5,123
7 1/2% Exchange Offer                     3,448,840        2,299           5,773                      45,006          393
Stock Dividend to NAR                                                     (3,764)                    601,233        5,249
Issuance of Common Stock                    115,000           77            (237)
Transfer of ESOP shares to
 treasury                                                                                           (646,053)      (1,211)
                                       -----------------------------------------------------------------------------------
Balance at December 26, 1992             58,154,584      $38,774        $178,149    ($229,049)    (2,169,713)     ($7,170)

Net income                                                                             13,244
Mergers of H&H & THC into Hanover
 Direct, Inc.
Exchange of Class B 8% Preferred
 and Common Stock                        18,937,169       12,625          13,014
Conversion of 7.5% Preferred Stock        2,278,128        1,519           5,639
Issuance of Preferred Stock
Stock dividends                                                             (438)                    684,890        2,946
Amortization of deferred compensation
Issuance of Common Stock                  3,766,661        2,505          13,470                     364,791        1,094

                                        ----------------------------------------------------------------------------------
Balance at January 1, 1994               83,136,542      $55,423        $209,834    ($215,805)    (1,120,032)     ($3,130)
                                        ==================================================================================

                                                             Notes
                                                          Receivable
                                                           From Sale
                                                           of Common    Deferred
                                                             Stock        Comp.      Total
                                                         ---------------------------------
Balance at December 29, 1990                                 ($270)    ($7,101)    ($61,484)

Net loss for the year                                                               (65,751)
Issuance of warrants                                                                  3,286
Executive employment contracts                                          (1,297)       1,999
Shares to 401k savings plan                                                              53
Payment on notes receivable                                    270                      270
Issuance of Class B Common Stock                                                      2,000
Amortization of deferred compensation                                    1,145        1,145
Termination of Employee Stock
 Ownership Plan                                                          4,850        4,850
                                                         ----------------------------------
Balance at December 28, 1991                                    $0     ($2,403)   ($113,632)

Net income for the year                                                              17,052
Issuance of Common Stock to and
 redemption of Class B Common
 Stock by NAR                                                                        37,347
Issuance of Class B Common Stock                                                        533
Amortization of deferred
 compensation                                                              607          607
Issuance of Common Stock in
 connection with Rights Offering                                                     20,689
14% Exchange Offer                                                                    7,856
7 1/2% Exchange Offer                                                                 8,465
Stock Dividend to NAR                                                                 1,485
Issuance of Common Stock                                                               (160)
Transfer of ESOP shares to
 treasury                                                                1,211            0
                                                         ----------------------------------
Balance at December 26, 1992                                    $0       ($585)    ($19,758)
Net income                                                                           13,244
Mergers of H&H & THC into Hanover
 Direct, Inc.                                                                        32,674
Exchange of Class B 8% Preferred
 and Common Stock                                                                         0
Conversion of 7.5% Preferred Stock                                                        0
Issuance of Preferred Stock                                                           2,342
Stock dividends                                                                       2,544
Amortization of deferred compensation                                      599          599
Issuance of Common Stock                                    (1,774)     (1,072)      14,223
                                                         ----------------------------------
Balance at January 1, 1994                                 ($1,774)     (1,058)     $45,868
                                                         ==================================

                 See Notes to Consolidated Financial Statements

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years ended December 28, 1991, December 26, 1992 and January 1, 1994



                                                     1991       1992      1993
                                                   --------   --------  --------
                                                           (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                ($65,285)   $20,249  $17,337
 Adjustments to reconcile net
  income (loss) to net cash provided (used)
  by operating activities:
    Depreciation and amortization .........         11,568      5,188    4,122
    Noncash portion of loss provision......         19,516       -        -
    Noncash portion of extraordinary gains.         (6,915)    (9,201)    -
    Noncash portion of cumulative effect of
     an accounting change..............               -       (10,000)    -
    Noncash portion of ESOP termination....          4,734       -        -
    Noncash portion of contract settlement.          2,652       -        -
    Deferred taxes.........................           -          -        (631)
    Other, net.............................            216        368      (33)
Changes in assets and liabilities, net
 of effects of acquired businesses and
 dispositions of assets:
    Payment for repurchase of mail order
     customer receivables..............               -       (35,301)    -
    Net proceeds from sale of mail order
     customer receivables..................         11,332     37,008     -
    Accounts receivable, net...............         (4,427)    13,321    8,907
    Inventories............................         10,662     (9,854) (12,081)
    Prepaid catalog costs..................         12,606      9,470   (5,305)
    Other current assets...................          3,254       (671)     282
    Accounts payable.......................        (23,937)   (17,292)  24,530
    Accrued liabilities....................         (9,811)   (12,821) (10,650)
    Dividend payable.......................           -          -         886
    Customer prepayments and credits.......           -        (3,508)     684
                                                   -------    -------  -------

 Net cash provided (used) by operating
  activities...............................        (33,835)   (13,044)  28,048
                                                   -------    -------   ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in restricted cash..............            557      5,765     -
  Acquisitions of property and equipment...         (1,320)    (1,431)  (4,239)
  Purchase of businesses...................           -          -        (100)
  Net proceeds from sales of property......          3,025     17,256     -
  Other, net...............................           (647)      -        (313)
                                                   -------    -------  -------
Net cash provided (used) by investing
 activities................................          1,615     21,590   (4,652)
                                                   -------    -------  -------





See Notes to Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS  (Continued)
For The Years Ended December 28, 1991, December 26, 1992 and January 1, 1994

                                                              1991                      1992                     1993
                                                            --------                 ---------                ---------
                                                                                   (IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net payments under revolving credit
      facility  . . . . . . . . . . . . . . . . .          $   -                   $      -                  $  (20,965)
    Proceeds from issuance of debt  . . . . . . .            21,602                      9,583                   20,000
    Net proceeds from issuance of
      Preferred Stock and Class B Common Stock  .            29,281                     27,533                     -
    Payments of long-term debt and capital
      lease obligations   . . . . . . . . . . . .           (18,060)                   (68,720)                 (19,856)
    Proceeds from Rights Offering   . . . . . . .              -                        19,748                     -
    Cash dividends paid   . . . . . . . . . . . .              -                          -                        (890)
    Payment of debenture issuance costs   . . . .            (2,665)                      (825)                    -
    Payment of debt issuance costs  . . . . . . .              -                          -                      (1,560)
    Loan to ESOP. . . . . . . . . . . . . . . . .            (1,050)                      -                        -
    Proceeds from issuance of Common Stock  . . .              -                          -                         912
    Other, net  . . . . . . . . . . . . . . . . .            (1,593)                      -                      (1,007)
                                                           --------                -----------               ----------
Net cash provided (used) by financing
  activities  . . . . . . . . . . . . . . . . . .            27,515                    (12,681)                 (23,366)
                                                           --------                -----------               ----------

Net increase (decrease) in cash and cash
  equivalents   . . . . . . . . . . . . . . . . .            (4,705)                    (4,135)                      30

Cash and cash equivalents at the beginning
  of the year   . . . . . . . . . . . . . . . . .            11,393                      6,688                    2,553
                                                           --------                -----------               ----------

Cash and cash equivalents at end of the
  year  . . . . . . . . . . . . . . . . . . . . .          $  6,688                $     2,553               $    2,583
                                                           ========                ===========               ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Interest paid   . . . . . . . . . . . . . . .          $ 21,325                $    12,547               $    4,883
    Income taxes paid   . . . . . . . . . . . . .               755                        226                       71
    Issuance of warrants  . . . . . . . . . . . .             3,286                       -                        -





See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 1991, DECEMBER 26, 1992 AND JANUARY 1, 1994

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Merger - Hanover Direct, Inc. ("HDI") was formed in connection with the September 8, 1993 merger (the "Merger") involving HDI, The Horn & Hardart Company ("H&H") and The Hanover Companies ("THC"), a wholly-owned subsidiary of H&H. The Merger consisted of the merger of H&H into HDI, followed by the merger of THC into HDI. The purpose of the Merger was to create a single corporation to replace the then-existing two-tier structure whereby H&H and THC were both subject to the filing requirements of Section 13 of the Securities Exchange Act of 1934, as amended. The financial statements of THC had previously been included in the consolidated financial statements of H&H.

         The Merger was consummated by (i) the exchange to holders of shares of H&H Common Stock shares of HDI Common Stock, (ii) the exchange to holders of shares of THC 7.5% Preferred Stock shares of HDI's 7.5% Preferred Stock, and
(iii) the exchange to holders of shares of THC Class B Preferred Stock, shares of HDI's Class B Preferred Stock, each such distribution being on a one-for-one-basis.

         The Merger was accounted for similarly to a pooling-of-interests and, accordingly, HDI's Consolidated Financial Statements include the results of H&H and THC for all applicable periods presented.

         Principles of Consolidation - The Consolidated Financial Statements include the accounts of HDI and all subsidiaries (the "Company"). Intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

         Fiscal Year - The Company operates on a 52/53 week fiscal year. The years ended December 28, 1991 and December 26, 1992 were 52 week years. The year ended January 1, 1994 was a 53 week year.

         Inventories - Inventories consist principally of merchandise held for resale and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

         Prepaid Catalog Costs - Costs related to mail order catalogs and promotional material are amortized over their estimated productive lives, based on projected net shipments, not exceeding six months.

         Depreciation and Amortization - Depreciation and amortization of property and equipment are provided on the straight-line method at rates based on the lesser of the estimated useful lives of the assets or terms of leases as follows: buildings and building improvements, 30 years; furniture, fixtures and equipment, 3-10 years; and leasehold improvements, over the terms of the related leases. Expenditures for maintenance and repairs are charged to operations as incurred; major improvements are capitalized.

         Construction in Progress - Construction in progress includes the costs to upgrade the Company's management information systems. These costs will be depreciated and amortized over five years or the life of any leases, whichever is shorter, and depreciation will commence when the assets are placed in service. The Company capitalized $5.3 million of such costs as of January 1, 1994.

         Excess of Cost Over Net Assets of Acquired Businesses - Excess of cost over the net assets of acquired businesses is being amortized on a straight-line basis over periods up to forty years. Accumulated amortization was $3,458,000 and $3,878,000 at December 26, 1992 and January 1, 1994,
respectively.

         Mailing Lists - The costs of acquired mailing lists are amortized over a five year period. Mailing lists, included in Other Assets, amounted to $89,000 and $2,274,000 at December 26, 1992 and January 1, 1994, respectively, and are carried net of accumulated amortization of $6,020,000 and $6,295,000, respectively.

         Change in Accounting for Income Taxes - Effective December 29, 1991 (beginning of fiscal year 1992), the Company adopted Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes ("SFAS 109"). This standard requires, among other things, recognition of future tax benefits, measured by enacted rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards, to the extent that realization of such benefits is "more likely than not".

         Cash and Cash Equivalents - For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid temporary investments with an original maturity of less than ninety days as cash equivalents.

         Net Income (Loss) Per Share - Net income (loss) per share was computed using the weighted average number of common shares outstanding. The weighted average number of shares used in the calculation for both primary and fully diluted net income (loss) per share in 1991 and 1992 were 16,287,723 and 38,467,015 shares, respectively. For 1993 the weighted average number of shares for primary and fully diluted net income (loss) per share were 75,625,330 and 77,064,131 shares, respectively. Common share equivalents for purposes of net income (loss) per share are stock options and warrants.

         Supplemental Earnings Per Share - Assuming that the rights offering and exchange offers discussed in Notes 2 and 7 had been consummated at the beginning of fiscal year 1992, the weighted average number of shares outstanding would have been 68,795,471, and earnings per share for 1992 would have been as follows:

         Income from continuing operations                  $.09
         Net income                                         $.37

         The supplemental earnings per share was calculated assuming that the Company eliminated $9 million of interest on the debt that was retired and the Company incurred additional dividends on $.8 million on the preferred stock.

         Assuming that the conversions of the 7.5% Preferred Stock and the exchange of the Class B 8% Preferred Stock and the Class B Common Stock had been consummated at the beginning of fiscal year 1993, the weighted average number of shares outstanding for primary and fully diluted earnings per share would have been 84,408,807 and 85,847,608 and earnings per share would have been $.21 and $.20, respectively. This supplemental earnings per share calculation assumes that the Company eliminated $4.1 million of preferred stock dividends.

         Supplemental Disclosure of Noncash Activities

                                                                     1992                       1993
                                                                   ---------                  --------
                                                                              (IN THOUSANDS)
Exchange of THC 8% Cumulative Preferred
  Stock and issuance of 20,000,000 shares
  of Common Stock   . . . . . . . . . . .                           $ 35,847                  $   -
                                                                    =========                 ========
Exchange of 14% Senior Subordinated
  Debentures for Common Stock and THC 7.5%
  Preferred Stock   . . . . . . . . . . .                           $ 18,575                  $   -
                                                                    =========                 ========
Exchange of 7 1/2% Convertible Subordinated
  Debentures for Common Stock and THC 7.5%
  Preferred Stock   . . . . . . . . . . .                           $ 11,900                  $   -
                                                                    =========                 ========
Dividend on 7.5% Preferred Stock paid -
  in-kind   . . . . . . . . . . . . . . .                           $   -                     $    610
                                                                    =========                 ========
Dividend on Class B 8% Preferred Stock
  paid in Common Stock  . . . . . . . . .                           $   -                     $  2,508
                                                                    =========                 ========
Exchange of 8.0% Class B Preferred Stock
  for Common Stock  . . . . . . . . . . .                           $   -                     $ 25,516
                                                                    =========                 ========
Exchange of Class B Common Stock for
  Common Stock  . . . . . . . . . . . . .                           $   -                     $    123
                                                                    =========                 ========
Exchange of 7.5% Convertible Preferred
  Stock for Common Stock  . . . . . . . .                           $   -                     $  7,158
                                                                    =========                 ========
Issuance of 6% Preferred Stock  . . . . .                           $   -                     $  2,342
                                                                    =========                 ========
Capital Lease Obligations . . . . . . . .                           $   -                     $  2,541
                                                                    =========                 ========
Issuance of Common Stock for notes
  receivable  . . . . . . . . . . . . . .                           $   -                     $  1,915
                                                                    =========                 ========

Acquisition of businesses:
    Fair value of assets acquired   . . .                                                     $ 38,578
    Fair value of liabilities assumed . .                                                      (26,180)
    Common stock issued   . . . . . . . .                                                      (12,298)
                                                                                              --------
    Net cash paid   . . . . . . . . . . .                                                     $    100
                                                                                              ========

There were no significant noncash activities in 1991.

2.       TRANSACTIONS WITH NAR GROUP LIMITED

         On October 25, 1991 the Company's shareholders approved several transactions among the Company, THC and NAR Group Limited ("NAR") pursuant to which NAR acquired 13,333,334 shares of Class B Common Stock of the Company and 40,000 shares of 8% Cumulative Preferred Stock of THC (the "Hanover Preferred Stock"), for an aggregate purchase price of $40 million. The purchase price was paid by the surrender by NAR of $15.1 million principal amount of the Company's 7-1/2% Convertible Subordinated Debentures due March 1, 2007 (valued under the Purchase Agreement at $7.5 million) plus $31.3 million in cash (representing the difference between $32.5 million and the sum of (i) accrued interest on the debentures and (ii) $1 million of reimbursable expenses payable to NAR under the stock purchase agreement). NAR also received warrants to purchase 1,210,901 shares of the Company's Common Stock at exercise prices ranging from $4.00 to $5.25 per share and expiring in five years. The exercise prices were subsequently adjusted to prices ranging from $2.19 to $2.42 per share in accordance with the anti-dilution provisions of the warrant agreements.

         The Company entered into this transaction in July 1991, expecting that this transaction would close by September 30, 1991 so it could apply the proceeds to repay an interim borrowing which matured on the same date. Unforeseeable delays prevented the Company from obtaining required consents from certain creditors which were conditions to closing the transactions. As a result of these delays, the Company was required to satisfy the maturing interim borrowing out of working capital. Using working capital to satisfy these borrowings caused increased strain on the Company's already poor cash flow which further strained its relationship with its vendors. The Company closed the above transactions on October 25, 1991 and received an equity infusion of approximately $40 million. A working capital line of credit of approximately $30 million had previously been made available to the Company by a subsidiary of NAR. Although the Company believed that the resulting capital provided to it would be sufficient to return the Company to profitability and enable the Company to pay off $46.1 million of debt that was due in October 1992, it became apparent thereafter, that due to the Company's high debt service requirements and other operational difficulties, it still did not possess the sufficient liquidity to obtain the necessary merchandise on a timely basis. The Company, therefore, required additional capital to permit it to maintain satisfactory credit relations with its vendors and other trade creditors, as well as to satisfy the debt that was due in October 1992.

         The stock purchase agreement had granted NAR an option to cause the Company to conduct a rights offering in the event that the Company did not achieve certain earnings in the fourth quarter of 1991. In the event that NAR exercised that option it would have been committed to purchase any shares of Common Stock not subscribed for in such Rights Offering by the Company's other shareholders. Thus, it appeared to the Company that the most likely source of additional capital was NAR. Because the Company had a significant loss in the fourth quarter of 1991, in December 1991 NAR indicated to the Company that it would not exercise its option to cause the Company to conduct a Rights Offering but indicated that it would be willing to make an additional equity investment in the Company on terms other than those contemplated by the agreement.

         In July 1992, the Company and NAR entered into a Definitive Agreement, the terms of which were subsequently approved by the Company's shareholders on September 23, 1992, at which time the following transactions were consummated:

- -        NAR exchanged its 40,000 shares of the Hanover Preferred Stock and
         13,333,334 shares of the Class B Common Stock for 20 million shares of Common Stock of the Company.

- -        NAR purchased 12,270,503 shares of the Company's Class B Common Stock and 40,000 shares of a newly-created Class B 8% Cumulative Preferred Stock (the "Class B Preferred Stock"), for an aggregate purchase price of $28.4 million. Pursuant to the terms of the Preferred Stock, the Company had the right to require the exchange of the Hanover Preferred Stock and the Class B Common Stock into 18,937,169 shares of Common Stock at any time after the date on which the per-share closing price had been greater than $6.00 for 20 consecutive trading days.

- -        The Company conducted a rights offering (the "Rights Offering") in which the Company's shareholders (other than NAR) subscribed to 7,636,905 shares of Common Stock at $1.50 per share for an aggregate of $11.5 million. NAR purchased the remaining 6,759,893 shares not subscribed for $1.50 per share for an aggregate of approximately $10 million. NAR received a standby commitment fee of $177,000 and an underwriting fee of $405,000 representing 4% of the offering price of all shares it purchased that were not purchased by other shareholders in the Rights Offering.

         On January 1, 1994, the Company exercised its right to require the exchange of 40,000 shares of the Class B Preferred Stock and 12,270,503 shares of the Class B Common Stock into 18,937,169 shares of Common Stock.

3.       ACQUISITIONS

         Gump's

         In July 1993, the Company acquired substantially all of the mail order and retail assets of Gump's, Inc. ("Gump's"). Gump's is an upscale catalog marketer of exclusive gifts and the legendary San Francisco retailer. The consideration given for the assets acquired was $13.2 million and consisted of $6.9 million in cash and 1,327,330 shares of Common Stock valued at $4.78 per share or $6.3 million. The $6.9 million of cash used for the purchase of the assets was comprised of (i) proceeds of the sale of Gump's accounts receivable aggregating $2.8 million; (ii) $2.6 million of Gump's cash acquired by the Company as part of the assets acquired; and (iii) $1.5 million of additional credit under the Company's revolving credit facility, as amended.

         In connection with the above transaction, the Company amended its agreement with General Electric Capital Corp. ("GECC") for the sale and servicing of accounts receivable to include the Gump's accounts receivable under its $75 million facility. The Company also amended its revolving credit facility to increase the maximum credit available by $5 million for Gump's and to include two wholly-owned subsidiaries of the Company as borrowers under the revolving credit facility.

         The Company Store

         In August 1993, the Company acquired certain assets of Company Store Holdings, Inc. ("CSH"), The Company Store, Inc., Scandia Down Corporation and Southern California Comfort Corporations (collectively, "The Company Store"). The Company Store is a direct marketer of down comforters, other down products and home furnishings.

         The consideration given for the assets acquired was $7 million and consisted of (i) 516,824 shares of the Company's Common Stock, valued at $4.64 per share, or $2.4 million, and (ii) two promissory notes in the aggregate principal amount of $1.1 million issued by a subsidiary of the Company, with interest thereon at six percent (6%) per annum due on October 31, 1994 and $3.5 million principal amount of secured notes issued by certain subsidiaries of the Company with interest thereon at six percent (6%) per annum, with principal and interest payments payable monthly on a fifteen year amortization, with the remaining balance due and payable on August 31, 1998.

         In October 1993, the Company amended its revolving credit facility to increase the maximum credit available by $5 million for The Company Store and to include The Company Store as a borrower under the facility.

         Tweeds

         In September 1993, the Company acquired all of the outstanding shares of Tweeds, Inc. Tweeds is a well-known European- inspired women's fashion catalog.

         The purchase price was $8.8 million and consisted of: (i) $.1 million in cash; (ii) 771,774 shares of the Company's Common Stock, valued at $4.60 per share, or $3.6 million and (iii) the assumption of $5.1 million of liabilities. In October 1993, the Company amended its revolving credit facility to increase its maximum credit available by $2.5 million for Tweeds and to include Tweeds as a borrower under the facility.

         Accounting for Acquisitions

         The acquisitions of Gump's, The Company Store and Tweeds have been accounted for using the purchase method of accounting with an estimated excess of cost over net assets of acquired businesses of approximately $10.2 million recorded, based upon the fair values of the assets acquired and liabilities assumed. In addition, the Company recorded $2.5 million representing the fair value of acquired mailing lists. The operating results of the acquired companies are included in consolidated net income from their respective dates of acquisition.

         The following represents the unaudited pro forma results of operations for the years ended December 26, 1992 and January 1, 1994 as if these three acquisitions had occurred at the beginning of fiscal years 1992 and 1993:

         (In thousands except per share amounts)                               (Unaudited)
                                                                       1992                    1993
                                                                    ---------               ----------
                 Revenues                                           $ 733,454               $  723,749
                                                                    =========               ==========
                 Income (loss) before extraordinary
                   items and cumulative effect of
                   accounting change for income taxes               $  (3,720)              $   10,160
                                                                    =========               ==========

                 Net income applicable to Common
                   Shareholders                                     $  12,284               $    6,067
                                                                    =========               ==========

                 Per Share:
                 Income (loss) per share before
                   extraordinary items and cumulative
                   effect of accounting change for income
                   taxes                                            $    (.17)              $      .08

                 Extraordinary items                                      .23                     -
                 Cumulative effect of accounting change
                   for income taxes                                       .24                     -
                                                                    ---------               ----------
                 Net income                                         $     .30               $      .08
                                                                    =========               ==========

         The pro forma information does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented, and is not intended to be a projection of future results or trends.


         The Safety Zone

         In September 1993, the Company acquired 20% of the outstanding common stock of Aegis Safety Holdings, Inc. ("Aegis"), a direct marketer of safety and anti=hazard products through The Safety Zone catalog. The consideration for the investment was the provision by the Company of certain catalog fulfillment and financial services to Aegis at the Company's cost until August 1998, subject to certain early termination provisions. The Company also acquired an option to purchase an additional 460,714 shares at $7.00 per share, subject to anti=dilution provisions which would increase its ownership to 50% of Aegis common stock. This option expires at the end of 1996. Aegis has an option to require the Company to acquire all of Aegis' then outstanding stock after December 31, 1998 if the Company has exercised its option and certain other conditions have been satisfied. The Company has agreed to extend a secured working capital line of up to $1 million to Aegis in 1994. Aegis had approximately $9 million in net sales for the eleven months ended January 1, 1994.

         Boston Publishing Company

         In February 1994, the Company entered into an agreement with Boston Publishing Company, Inc. ("BPC") whereby the Company acquired a 20% equity interest in BPC and agreed to provide certain catalog related services to the Boston based publisher. The Company will also provide BPC with a secured three=year revolving credit facility of up to $3 million, a secured $.75 million short=term loan, and a $.5 million five year convertible note. The note is convertible into equity representing approximately 4% of BPC. The Company also acquired an option to acquire an additional 1,536,345 shares at $2.08 per share subject to anti=dilution provisions which would increase its ownership to 50% in BPC. The BPC shareholders will have the right to require the Company to purchase their shares in fiscal year 1997 under certain circumstances.

         BPC publishes the Museum Collections catalog featuring unique, well=valued museum replicas, reproductions and adaptations; and the Finishing Touches catalog, featuring decorative merchandise for the home. BPC had approximately $12 million (unaudited) in revenues in 1993.

         The investments in Aegis and BPC are accounted for by the equity method of accounting.

4.       SEARS LICENSING AGREEMENT

         In January 1994, the Company entered into a licensing agreement (the "Sears Agreement") with the direct marketing subsidiary of Sears Roebuck and Co. ("Sears"), to produce specialty catalogs for customers of the recently discontinued Sears catalog. The specialty catalogs include: Show Place, based on the DOMESTICATIONS catalog, Great Kitchens, based on the COLONIAL GARDEN KITCHENS catalog, and Beautiful Style, based on the SILHOUETTES catalog. The Sears Agreement has an initial three-year term and continues thereafter unless terminated by either party. Profits and losses from the venture are to be shared between the parties on an equal basis.

         The Company also issued to Sears a performance warrant to purchase 3.5 million shares of Common Stock in 1999 if the licensed business with Sears has revenues of at least $250 million and earnings before interest and taxes of at least $30 million in 1998. Alternately, Sears will be entitled to purchase 7 million shares of Common Stock in 1999 if the licensed business with Sears has revenues of at least $500 million and earnings before interest and taxes of at least $60 million in 1998. If neither of these goals are achieved, the performance warrant will expire unexercised in 1999. The Company will be required to value the performance warrant at such time as it is deemed to have become measurable for accounting purposes because the required events have become probable or have occurred (which may be prior to the date the warrant is exercisable under the Sears Agreement) (the "Measurement Date"). The value would be the difference, if any, between the closing market price of the Common Stock at the Measurement Date and the exercise price of the performance warrant, multiplied by the applicable number of shares. The value would be amortized from the Measurement Date through 1998 and would be subject to change each reporting period based on the closing market price of the Common Stock as of such reporting date. The warrant exercise price is $10.57 per share. The Company is obligated to meet various operational performance standards and if the Company is unable to meet these standards, Sears would be entitled to terminate the agreement. The Company is also entitled to terminate the agreement in certain circumstances, including if Sears fails to comply with any material provision of the Sears Agreement.

5.       ACCOUNTS RECEIVABLE, NET

         On December 22, 1992, the Company repurchased all receivables then owned by certain trusts ($52.7 million), and concurrently entered into an agreement with an unrelated third party which provides for the sale and servicing of accounts receivable originating from the Company's revolving credit card.

         The Company remains obligated to repurchase uncollectible accounts pursuant to the recourse provisions of the agreement and is required to maintain a specified percentage of all outstanding receivables sold under the program as a deposit with the third party to secure its obligations under the agreement. The Company is required to pay certain servicing fees to the third party and the Company earns the finance charge income that is charged to the accounts.

         The uncollected balances of accounts receivable sold under this program were $51.3 million, of which $15.3 million represents deposits under the agreement and $2.7 million are accounts not purchased under the agreement which are included in Accounts receivable at December 26, 1992. At January 1, 1994, the uncollected balances of accounts receivable under this program were $47.0 million, of which $13.0 million represents deposits under the agreement. The total reserve balance maintained for the repurchase of uncollectible accounts was $5.5 million and $3.1 million at December 26, 1992 and January 1, 1994, respectively, of which $3.5 million and $1.7 million, respectively, are included in Accrued liabilities and the remaining balance is included in the allowance for doubtful accounts.

         Receivables sold under this agreement are considered financial instruments with off=balance sheet risk as defined in Statement of Financial Accounting Standards No. 105.

    Because the Company's sales are primarily made to individual customers located throughout the United States, the Company believes there are no concentrations of credit risks.

6.  ACCRUED LIABILITIES

    Accrued liabilities consists of the following (in thousands):

                                                      DECEMBER 26,                JANUARY 1,
                                                          1992                       1994
                                                      ------------                ----------
Compensation..............................            $    3,298                  $   3,642
Interest..................................                 1,033                        746
Insurance.................................                 1,434                        736
Reserve for future sales returns..........                 3,901                      4,911
Reserve for repurchase of accounts
 receivable sold with recourse............                 3,500                      1,735
Net liabilities of discontinued
 operations...............................                 4,944                        977
Other.....................................                 3,253                      7,906
                                                      ----------                  ---------
                                                      $   21,363                  $  20,653
                                                      ==========                  =========

7.  LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                                      DECEMBER 26,                JANUARY 1,
                                                          1992                        1994
                                                      ------------                -----------
Revolving Credit Facility.................            $   21,195                  $     230
Industrial Revenue Bonds
 with variable interest rates
 averaging 4.3% in 1992 and 3.7% in 1993
 due 2003.................................                 8,000                      8,000
6% Notes Payable due 1994.................                   -                        1,100
6% Mortgage Notes Payable due 1998........                   -                        3,452
9.25% Senior Subordinated Notes due 1998..                   -                       20,000
7 1/2% Convertible Subordinated Debentures
 due 2007.................................                   751                        751
14% Senior Subordinated Debentures........                   825                        -
8% Subordinated Notes.....................                12,360                        -
Other.....................................                    76                         56
                                                      ----------                 ----------
                                                          43,207                     33,589
Less current portion......................                    23                      1,276
                                                      ----------                 ----------
Noncurrent portion........................            $   43,184                 $   32,313
                                                      ==========                 ==========

Revolving Credit Facility

    On May 5, 1993, the Company consummated a three-year, $40 million credit facility with a financial institution, replacing the previous facility with Quadrant Capital Corporation ("QCC"), a subsidiary of NAR, that had been entered into in 1991. The new facility (the "Revolving Credit Facility") provides for cash borrowings and letters of credit based on eligible inventory, with a $10 million sublimit for letters of credit. The interest rate on the funds borrowed under the Revolving Credit Facility is the prime rate of Philadelphia National Bank plus two percent per annum. Subsequent to May 5, 1993, the Company amended the Revolving Credit Facility to include Gump's, The Company Store and Tweeds, as borrowers under the agreement and the limit was increased to $52.5 million. The facility is guaranteed by the Company and is secured by inventory and other assets of its principal operating subsidiaries. In addition, a subsidiary of NAR provided a secured limited guarantee of $10 million which allowed the Company to borrow funds in excess of its availability, based on a formula, up to the facility's limit. The guarantee is reduced based upon availability under the agreement and the Company's cash flow, as defined, and accordingly, was reduced by $5.1 million in the fourth quarter of 1993 and will be eliminated in March 1994.

    The loan agreement contains working capital and net worth covenants, debt incurrence restrictions, dividend restrictions, and prepayment penalties.

    The face amount of unexpired documentary letters of credit at December 26, 1992 and January 1, 1994 were $1.7 million and $5.7 million, respectively. In addition, the Company had issued $5.7 million of standby letters of credit at December 26, 1992.

Industrial Revenue Bonds due 2003

    The Industrial Revenue Bonds are due on December 1, 2003 and are secured by the related assets purchased from the proceeds of the bonds and by an irrevocable letter of credit in the amount of $8.6 million. The obligations are guaranteed by the Company.

6% Notes Payable due 1994

    In connection with the purchase of The Company Store, a subsidiary of the Company entered into two secured promissory notes in the aggregate amount of $1.1 million. The promissory notes bear interest at 6% per annum and are due October 31, 1994. The promissory notes are secured by equipment of The Company Store.

6% Mortgage Notes Payable due 1998

    In connection with the purchase of The Company Store, certain subsidiaries of the Company entered into two secured notes in the aggregate amount of $3.5 million with interest at 6% per annum with principal and interest payments payable monthly on a fifteen year amortization with the remaining balance due on August 31, 1998. The mortgage notes payable are non-recourse notes and are not guaranteed by the Company. The mortgage notes payable are secured by the manufacturing and office facilities of The Company Store.

9.25% Senior Subordinated Notes due 1998

    On August 17, 1993, the Company issued $20 million of 9.25% Senior Subordinated Notes due 1998 ("9.25% Notes") in a private placement with an insurance company. The Company utilized the funds to retire approximately $14 million of other subordinated debt. Under the terms of the 9.25% Notes, the Company must redeem $6 million without penalty by February 15, 1994, (subsequently amended to May 1, 1994) if the Company has not established or acquired a new distribution facility by such date.

    The 9.25% Notes mature on August 1, 1998 and require quarterly interest payments. The 9.25% Notes require that the Company maintain certain minimum net worth, working capital, debt to earnings and fixed charge coverage ratios. Under the terms of the related Registration Rights Agreement, the

Company is required to file a "shelf" registration statement under the Securities Act of 1933, by February 13, 1994 (subsequently extended until March 15, 1994) and use its best effort to cause the registration to be declared effective by June 13, 1994.

7 1/2% Convertible Subordinated Debentures due 2007

    On September 23, 1992, the Company consummated an exchange offer with holders of these debentures, pursuant to which the Company issued 40,500 shares of its Common Stock and 13,500 shares of 7.5% Preferred Stock (hereinafter defined) in exchange for $540,000 of the debentures that were tendered. This resulted in an extraordinary gain of $.3 million in 1992.

    On November 9, 1992, the Company, with the consent of a majority of holders of these debentures, amended the indenture to allow, for the 30 day period ending on December 4, 1992, holders of the debentures to be able to convert their debentures into Common Stock at a conversion price of $3.33 per share instead of $10.31 per share. As a result, the Company converted approximately $11.4 million of these debentures into 3,408,340 shares of Common Stock and recorded an extraordinary gain of approximately $1.6 million based on the fair market value of the shares issued.

14% Senior Subordinated Debentures

    In 1992, the Company defaulted with respect to the payment of interest on these debentures. The Company and holders of 75% of the 14% Debentures entered into an exchange agreement (the "14% Exchange Offer") by which such holders would exchange their debentures for a combination of cash and 7.5% Preferred Stock (hereinafter defined) and Common Stock of the Company. On September 23, 1992, the Company consummated the 14% Exchange Offer resulting in the exchange of $23.5 million (of the $24.3 million) of 14% Debentures outstanding for $4.85 million in cash and 4,099,625 shares of its Common Stock and 403,088 shares of 7.5% Cumulative Convertible Preferred Stock ("7.5% Preferred Stock"). A subsidiary of QCC owned and exchanged approximately $1.7 million or 7% of these debentures.

    The Company recorded an extraordinary gain in 1992 of approximately $6.2 million as a result of the 14% Exchange Offer. The gain was calculated based on the cash and the fair market value of the securities issued in exchange for the debt retired, net of approximately $1.3 million in transaction costs. The gain also includes interest that was forgiven as part of the 14% Exchange Offer amounting to approximately $3.7 million.

    The defaulted interest was paid to the remaining bondholders on November 4, 1992 and the Company was no longer in default. On August 17, 1993, the Company paid off the remaining $825,000 of 14% debentures with proceeds from the 9.25% Notes.

8% Subordinated Notes

    The 8% Subordinated Notes were due on October 15, 1994. They had originally been due in October, 1991, and carried an interest rate of 11%. In connection with the restructuring of the Company's debt obligations in 1991, these notes were partially paid down by $5.0 million, and extended to 1994 with the interest rate lowered to 8%. The Company was required to pay an amount equal to 3% per year if, at final maturity or earlier redemption, NAR's compound annual rate of return on the Company's Common Stock, together with any dividends on the Class B Preferred, had exceeded 20% after adjustment to eliminate general market changes as reflected in movements of the Dow Jones Industrial Average. The Company redeemed all of the outstanding notes at the face amount plus accrued interest on August 17, 1993, with the proceeds of the 9.25% Notes.

General

    At January 1, 1994, the aggregate annual principal payments required on all long-term debt were as follows (in thousands): 1994 - $1,276, 1995 - $161,
1996 - $437, 1997 - $181, 1998 - $22,783 and thereafter $8,751.

8.  CAPITAL STOCK

    On September 8, 1993 HDI was formed through a series of mergers involving H&H and THC. The Merger was consummated by (i) the exchange to holders of shares of H&H Common Stock shares of the HDI's Common Stock, (ii) the exchange to holders of shares of THC 7.5% Preferred Stock shares of 7.5% Preferred Stock, and (iii) the exchange to holders of shares of THC Class B Preferred Stock shares of the HDI's Class B Preferred Stock, each such distribution being on a one-for-one-basis.

    On December 13, 1993, the Company converted all of the 7.5% Preferred Stock into 2,278,128 shares of Common Stock. The holders of the 7.5% Preferred Stock were paid all outstanding dividends in cash amounting to $197,000. These shares had been issued in connection with the 1992 7 1/2% Exchange Offer. Each share was convertible into four shares of Common Stock at the time on which the per-share closing price of the Common Stock on the American Stock Exchange exceeded $6.00 for 20 trading days in a consecutive 30 day trading period, which occurred on November 11, 1993.

    On January 1, 1994, 12,270,503 shares of Class B Common Stock and 40,000 shares of Class B Preferred Stock were exchanged into 18,937,169 shares of Common Stock.

    Dividends on the Class B Preferred Stock aggregated $3.3 million in fiscal 1993 and were paid through the issuance of 684,890 shares of Common Stock and $693,000 in cash. The Common Stock issued in connection with these dividends was valued at the average per-share closing price of the Common Stock during the 20 consecutive trading days immediately preceding the date on which the dividends were paid. On January 1, 1994, the Company had accrued dividends payable of $886,000 on the Class B Preferred Stock which were paid in cash on February 22, 1994.

6% Series A Convertible Preferred Stock

    On December 10, 1993, in connection with the Company's acquisition of Tweeds, the Company entered into an exchange agreement with a major vendor of Tweeds. Under the exchange agreement, the Company issued 234,900 shares of its 6% Series A Preferred Stock (6% Preferred Stock) for an installment note, dated March 29, 1993, as amended, in the amount of approximately $2.4 million issued by Tweeds. Dividends on the 6% Preferred Stock began accruing on September 30, 1993.

    The 6% Preferred Stock shall be converted into Common Stock of the Company over a three year period on September 30, 1994, 1995, and 1996. The conversion price shall be an amount equal to the average of the per share closing prices for the five trading days proceeding the conversion dates.

    The 6% Preferred Stock has a stated value of $10 per share and has a liquidation preference of an amount equal to the stated value of each share of the 6% Preferred Stock plus accrued dividends or $2,385,000 at January 1, 1994. The Company has the right to redeem the 6% Preferred Stock at its initial stated value plus accrued dividends, payable in cash.

Warrants

    The warrants outstanding at January 1, 1994, are as follows:


                WARRANTS                  EXERCISE               EXPIRATION
                 ISSUED                    PRICE                    DATE
                --------                  --------               ----------
                3,151,945                $  2.42                   05/08/96
                  349,601                   2.19                   05/10/96
                3,157,884                   2.91                   07/08/96
                  334,550                   2.19                   07/10/96
               ----------
                6,993,980
               ==========

    Of the above warrants issued, 5,033,735 warrants are held by NAR and affiliates.

    In addition, as previously discussed, the Company issued to Sears a performance warrant to purchase up to 7 million shares of Common Stock in 1999. This performance warrant is not reflected in the above table.

    At January 1, 1994, there were 82,933,177 shares of Common Stock and 234,900 shares of 6% Series A Preferred Stock outstanding. Additionally, an aggregate of 18,367,717 shares of Common Stock were reserved for (i) the exercise of outstanding options (535,250), (ii) the exercise of outstanding warrants (13,993,980) including the Sears performance warrant discussed above,
(iii) the Executive Equity Incentive Plan (1,736,170), (iv) the Restricted Stock Award Plan (314,200), and (v) the All Employee Equity Investment Plan (1,788,117).

Other Transactions

    In July 1993, the Company filed a Form S-3 with the Securities and Exchange Commission registering 3,750,000 shares of the Company's Common Stock for the purpose of the Gump's acquisition and future business combination transactions. As of January 1, 1994, 2,615,928 shares have been issued in connection with the Gump's, The Company Store and Tweeds acquisitions.

    On February 16, 1994, the Company entered into an agreement with Sun Life Insurance Company of America ("Sun Life") whereby Sun Life will exercise its 1,960,245 warrants in a cashless or net-issue exchange with the Company and the Company will issue 1,309,207 shares of Common Stock. The number of shares of the Company's Common Stock to be received by Sun Life upon the "cashless" exercise of its warrants was determined based upon the average closing price of the Common Stock on the American Stock Exchange for the ten day trading period ended on February 15, 1994, which is $7.163 per share.

Dividend Restrictions

    The Company is restricted from paying dividends on its Common Stock or from acquiring any of its capital stock by certain debt covenants contained in agreements to which the Company is a party.

9.  EMPLOYEE BENEFIT PLANS

Stock Option Plan

    Pursuant to the Company's Stock Option Plan (the "Plan"), an aggregate of 2,830,519 shares were approved by shareholders for issuance to employees and consultants of the Company. The option price and the periods over which an option is exercisable are specified by the Compensation Committee of the Board of Directors.

    Options expire five years from the date of grant and principally vest over three to four years. Payment for shares purchased upon the exercise of an option shall be in cash or stock of the Company. If paid in cash, a partial payment may be made with the remainder in installments evidenced by promissory notes at the discretion of the Compensation Committee.

    Changes in options outstanding and options available for grant, expressed in number of shares, are as follows:

                                                    1991                 1992              1993
                                                 ----------           -----------       ----------
Options outstanding,
 beginning of period                              1,231,623              945,965           603,765
Expired                                             (28,433)            (164,200)         (214,165)
Cancelled                                          (257,225)            (178,000)          (24,350)
                                                  ---------            ---------         ---------
Options outstanding,
 end of period                                      945,965              603,765           365,250
                                                  =========            =========         =========
Options exercisable,
 end of period                                      571,833              502,675           365,250
                                                  =========            =========         =========
Available for grant of
 options, end of period                           1,012,118            1,345,318         1,583,833
                                                  =========            =========         =========

    The option prices range from $2.75 per share to $9.625 per share, with amounts as follows: $2.75 - 200,000 shares, $5.00 - 144,550 shares, $7.00
- -6,200 shares, $8.00 - 7,000 shares and $9.625 - 7,500 shares.

    Prior to 1992, three directors were granted non-qualified options outside of the Plan to purchase a total of 50,000 shares. Of these options 45,000 shares expire in 1994 and 5,000 shares expire in 1995. The option price ranges from $5.00 per share to $7.25 per share. The table above does not include these option grants.

    On September 23, 1992, six directors were granted options to purchase 20,000 shares each, at market price, which at that time was $1.75 per share. These option grants were approved at the 1993 annual meeting of shareholders and expire in 1997. The table above does not include these option grants.

Hanover Direct, Inc. Savings Plan

    The 401(K) Savings Plan (the "Plan") allows eligible employees to contribute a percentage of their base compensation to the Plan. The Company makes matching contributions of one-third of the employees' pre-tax contributions. Participants may invest contributions in various investment funds, in addition to a guaranteed investment fund or in the Company's Common Stock.

    The Company's contributions charged to expense for 1991, 1992 and 1993 were $241,000, $265,000 and $431,000, respectively.

Supplemental Retirement Plan

    The Supplemental Retirement Plan (the "Plan") allows eligible employees to make contributions to a trust where, prior to October 1993, they were invested for each participant in life insurance having a cash surrender value and carrying a term benefit payable to the beneficiary selected by the participant. The Company makes matching contributions. In October 1993, the Company amended and restated the Plan. Participant contributions are invested by the trust for each participant in a tax free money market fund. Company contributions in 1991, 1992 and 1993 amounted to $130,000, $179,000 and $130,000, respectively.

    The Plan permits eligible employees to contribute up to 4% of their salary. The Company matches all participant contributions, up to the 4% threshold. The Plan is not tax-qualified under the applicable provisions of the Internal Revenue Code of 1986, as amended.

Incentive Compensation Plan

    Bonus arrangements with certain executives and key employees generally provide for additional compensation based upon the attainment of certain profit levels, as well as other performance measures. These bonuses approximated $1.6 million and $.4 million in 1992 and 1993, respectively. There were no bonuses paid in 1991. Under the bonus plan, 25% of the bonus is paid in restricted stock that participants vest in over a three year period. In fiscal 1993, 89,220 shares were issued in connection with the Incentive Compensation Plan.

Executive Equity Incentive Plan

    On December 17, 1992, the Board of Directors adopted the 1993 Executive Equity Incentive Plan (the "Incentive Plan"). Such plan was approved by Shareholders at the 1993 Annual Meeting. Pursuant to the Incentive Plan, options to purchase shares of the Company's Common Stock will be granted from time to time by the Compensation Committee of the Board of Directors to selected executives of the Company or its affiliates. For each such option granted, the selected executive will receive the right to purchase on a specified date (the "Tandem Investment Date") a number of shares of the Company's Common Stock ("Tandem Shares") equal to one-half the maximum number of shares of the Company's Common Stock covered by such option. An aggregate of 2,400,000 shares of the Company's Common Stock have been reserved for issuance under the Incentive Plan. Company financing is available under the Incentive Plan to pay for the purchase price of the Tandem Shares.

    The purchase price per share of the Company's Common Stock upon exercise of a stock option was $2.50 ("Option Price") for all options granted before the ratification of the Incentive Plan by the Shareholders, and the fair market value of a share of the Company's Common Stock on the date of grant of such option for all other options. Options granted under the Incentive Plan become exercisable three years after the date of grant and expire six years from the date of grant. The purchase price shall be paid in full at the time of purchase in cash, or shares of the Company's Common Stock valued at their fair market value or in combination thereof. The difference between the Option Price and the fair market value of the Common Stock on the Tandem Investment Date aggregated $601,000 and is being amortized over the three year period that the options become exercisable. The amortization for fiscal 1993 was $170,000.

    In 1993, 663,830 shares were purchased at prices ranging from $3.125 to $4.50 for a total consideration of $2,133,156. The employees paid $710,000 and the Company accepted notes in the amount of $1,423,000 which are due in 1999. The notes bear interest at 3.96% to 5.54%, and 1,327,660 options were granted to such employees at prices ranging from $2.50 to $4.50.

Restricted Stock Award Plan

    On December 17, 1992, the Board of Directors adopted the 1993 Restricted Stock Award Plan (the "Restricted Stock Plan"). Each full-time or permanent part-time employee of the Company or its affiliates selected by the Compensation Committee who holds a key position that the Compensation Committee shall have designated for eligibility in the Restricted Stock Plan, has attained the age of 18, has performed at least 12 months of continuous service with the Company or an affiliate of the Company, and is not covered by a collective bargaining agreement may participate in the Restricted Stock Plan. Pursuant to the Restricted Stock Plan, the Compensation Committee from time to time may award shares of the Company's Common Stock ("Award Shares") to such participants. The Award Shares received by such participants are not transferable (other than by will or the laws of descent and distribution) until the vesting date or when such participant attains the age of 65, dies, or becomes permanently disabled, and are subject to forfeiture in the event the participant ceases to be an employee prior to that date. An aggregate of 500,000 shares of the Company's Common Stock have been reserved for issuance under the Restricted Stock Plan. During 1993, 185,800 shares were awarded to participants aggregating $650,000. Such amount is being amortized over a three year vesting period. Amortization in 1993 was $188,000.

All Employee Equity Investment Plan

    On December 17, 1992, the Board of Directors adopted the 1993 All Employee Equity Investment Plan (the "Investment Plan"), subject to the approval of Shareholders at the 1993 Annual Meeting. Each full-time or permanent part-time employee of the Company or its affiliates who has attained the age of 18, has met certain standards of continuous service with the Company or an affiliate of the Company and is not covered by a collective bargaining agreement may participate in the Investment Plan.

    An eligible employee shall be granted a right to purchase a specific number of shares of the Company's Common Stock by the Compensation Committee, based on the eligible employee's salary level. The purchase price of the Company's Common Stock in the Investment Plan shall be the average market value of a share of the Company's Common Stock during the 20 days prior to the first day of the subscription period, less a 40% discount. The Shares received by such participants are not transferable (other than by will or the laws of descent and distribution) until the vesting date or when such participant attains the age of 65, dies, or becomes permanently disabled, and are subject to forfeiture in the event the participant ceases to be an employee prior to that date. An aggregate of 2,000,000 shares of the

Company's Common Stock have been reserved for issuance under the Investment Plan. During fiscal 1993, 211,883 shares were purchased by employees at an average discounted price of $2.32. The difference between the market price and discounted price aggregated $422,000 and is being amortized over a three year vesting period. Amortization in 1993 was $46,000.

Employee Stock Ownership Plan

    The Employee Stock Ownership Plan (the "ESOP") was terminated December 28, 1991. Because the value of the unallocated shares was not sufficient upon termination to fully satisfy the ESOP's indebtedness to the Company, a charge of $4.7 million was recognized in 1991 and is reflected in Other income (expense). Shares allocated to participants at December 28, 1991 were approximately 288,000. These shares became vested upon termination of the ESOP. In November 1992, after receiving approval of the termination from the Internal Revenue Service, the Company transferred 646,053 non-vested shares into its Treasury. The vested shares were distributed in 1993.

10.  INCOME TAXES

    Effective December 29, 1991, the Company adopted Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes (SFAS 109). In accordance with this statement, for the year ended December 26, 1992, the Company recognized a deferred tax asset of $10 million, reflecting the cumulative effect of the accounting change for the benefit expected to be realized from the utilization of net operating loss carryforwards ("NOLs") and deductible temporary differences. For the year ended January 1, 1994, the Company recognized an additional deferred tax asset of $.6 million, reflecting the effect of the increase in the Federal corporate income tax rate (from 34% to 35%) on the benefit expected to be realized from the utilization of NOLs carryforwards and deductible temporary differences.

     At January 1, 1994, the Company had tax NOLs totalling $147 million, which expire as follows: In the year 2000 - $1 million, 2001 - $21 million, 2003 - $15 million, 2004 - $14 million, 2005 - $21 million, 2006 - $47 million, 2007 -
$28 million.

     The Company also has $.9 million of charitable contribution carryforwards that expire in 1994 through 1997 and $1.7 million of general business tax credit carryforwards that expire in 1998 through 2003.

     Under Section 382 of the Internal Revenue Code of 1986, certain transactions the Company entered into during 1991 resulted in an ownership change with respect to the Company and, thus, in the imposition of an annual limitation ("the Section 382 limitation") of approximately $4 million on the amount of taxable income of the Company which may be offset by the Company's pre-change NOL, charitable contribution and business tax credit carryforwards. The Company's available NOLs for tax purposes consists of $97 million of pre-change NOL (subject to the Section 382 limitation) and $50 million of post-change NOL (not subject to the Section 382 limitation). The Company's charitable contribution carryforwards and business tax credit carryforwards are pre-change items subject to the Section 382 limitation.

     The unused portion of the $4 million annual Section 382 limitation for any year may be carried forward to succeeding years to increase the annual limitation for those succeeding years. In addition, the Company's entire $97 million of pre-change NOL may be used to offset future taxable income realized within five years of the date of change of ownership from built-in gains (generally, taxable income from the sale of appreciated assets held by the Company at the date of change in ownership) without reference to the
Section 382 limitation.

     A reconciliation of the Company's net income for financial statement purposes to taxable income (loss) for the years ended December 26, 1992 and January 1, 1994 is as follows (in thousands):

                                                           1992            1993
                                                        ----------      ----------
  Net income.............................               $   20,249       $  17,337
   Income tax provision (benefit)........                      219            (130)
                                                        ----------       ---------
  Income before income taxes.............                   20,468          17,207
                                                        ----------       ---------
  Differences between income before taxes
  for financial statement purposes and
  taxable income:
   Cumulative effect of accounting
   change for income taxes...............                  (10,000)            -
   State income taxes....................                     (219)           (501)
   Utilization of carryovers.............                      -            (2,543)
   Permanent differences.................                    3,687              28
   Net change in temporary
   differences...........................                  (41,678)        (14,191)
                                                        ----------       ---------
                                                           (48,210)        (17,207)
                                                        ----------       ---------
  Taxable income (loss)..................               ($  27,742)      $     -
                                                        ==========       =========


    Changes during 1992 and 1993 in temporary differences principally relate to restaurant closing expenses and losses on asset disposals accrued in 1990 and 1991, which are deductible for income tax purposes in the year in which the assets are actually disposed and expenses are paid.

     The components of the net deferred tax asset at January 1, 1994 are as follows (in millions):

                                                                           Non-
                                                          Current        current           Total
                                                          -------        -------           -----
Federal tax NOL, charitable contribution
 and business tax credit carryforwards......               $ -             $55.2           $55.2
Allowance for doubtful accounts.............                  .8             -                .8
Accrued liabilities.........................                 3.6             -               3.6
Tax basis in net assets of discontinued
 operations in excess of financial
 statement amount...........................                  .3             -                .3
Other.......................................                  .4             -                .4
                                                           -----           -----           -----
Deferred Tax Asset..........................                 5.1            55.2            60.3
  Valuation allowance.......................                (2.1)          (47.6)          (49.7)
                                                           -----           -----           -----
Deferred Tax Asset, net.....................               $ 3.0           $ 7.6           $10.6
                                                           =====           =====           =====

    The Company has established a valuation allowance for a portion of the deferred tax asset, due to the Section 382 limitation and limiting the utilization of the remaining deferred tax asset.

    SFAS 109 requires that the future tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be "more likely than not". In 1992 management determined, based upon the conversion of interest-bearing debentures to equity, the issuance of additional Common Stock, the disposal of unprofitable discontinued restaurant operations, the Company's history of prior operating earnings in the direct marketing business and its expectations for the future, that the operating income of the Company will, more likely than not, be sufficient to utilize $30 million of deductible temporary differences and NOLs prior to their expiration. In making such determination, the Company adjusted 1992 income by eliminating interest expense related to retired debt and assumed that such adjusted 1992 income level could be obtained in each of the next three years.

    Realization of the future tax benefits is dependent on the Company's ability to generate taxable income within the carryforward period and the periods in which net temporary differences reverse. Future levels of operating income and taxable income are dependent upon general economic conditions, competitive pressures on sales and margins, postal and other delivery rates, and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of the NOLs and reversals of temporary differences. At January 1, 1994, the Company has maintained the $30 million amount of expected future operating income that will "more likely than not" utilize the deductible temporary differences and NOLs prior to their expiration. Management believes that although the 1993 operating results might justify a higher amount, in view of its history of operating losses, the $30 million represents a reasonable conservative estimate of the future utilization of the NOLs and will continue to evaluate the likelihood of future profit and the necessity of future adjustments to the deferred tax asset valuation allowance.

    The Company's tax returns for years subsequent to 1984 have not been examined by the Internal Revenue Service ("IRS"). Availability of the NOLs might be challenged by the IRS upon examination of such returns which could affect the availability of NOLs incurred prior or subsequent to the change in ownership or both. The Company believes, however, that IRS challenges that would limit the utilization of NOLs will not have a material adverse effect on the Company's financial position.

    The Federal income tax provision was $5.9 million in 1993 which was offset by the utilization of certain NOLs. In addition, a $.6 million deferred tax benefit in 1993 was recorded as a result of the increase in the Federal corporate income tax rates from 34% to 35%. The Company's Federal income tax provision consists of zero in 1991 and 1992. The Company's provision for state income taxes consists of $.2 million in 1991, $.2 million in 1992 and $.5 million in 1993.

    Total tax expense for each of the three fiscal years presented differ from the amount computed by applying the statutory tax rate of 35% (34% in 1992 and 1991) due to the following:

                                                1991                  1992                  1993
                                               PERCENT               PERCENT               PERCENT
                                             OF PRE-TAX            OF PRE-TAX            OF PRE-TAX
                                                LOSS                 INCOME                INCOME
                                             ----------            ----------            ----------
Tax (benefit) at statutory
 rate............................               (34.0%)                34.0%                 35.0%
Cumulative effect of accounting
 change for income taxes.........                 -                   (16.6)                  -
State and local taxes............                 0.3                   1.1                   1.9
Effect of federal rate change on
 deferred tax asset..............                 -                     -                    (3.7)
Stock issuance expenses..........                 -                     5.5                   -
Net reversal of temporary
 differences.....................                 -                   (69.2)                (28.9)
Loss for which no tax benefit
 could be recognized.............                30.8                   -                     -
Utilization of contribution and
 NOL carryover...................                 -                     -                    (5.4)
Tax NOL for which no benefit
 could be recognized.............                 -                    46.1                   -
Other............................                 3.2                   0.2                   0.3
                                              -------               -------              --------
                                                  0.3%                  1.1%                 (0.8%)
                                              =======               =======              ========

11. LEASES

    Certain leases to which the Company is a party provide for payment of real estate taxes and other expenses. Most leases are operating leases and include various renewal options with specified minimum rentals. Rental expense for operating leases related to continuing operations were as follows (in thousands):

                                               1991                  1992                  1993
                                             --------              --------              -------
    Minimum rentals                          $  6,807              $  8,910              $  9,458
                                             ========              ========              ========

    Future minimum lease payments under noncancellable operating and capital leases relating to continuing operations, that have initial or remaining terms in excess of one year, together with the present value of the net minimum lease payments as of January 1, 1994, are as follows (in thousands):

                                                      OPERATING                CAPITAL
   YEAR ENDING                                          LEASES                 LEASES
  -------------                                      ------------            -----------
   1994.........................                        $ 7,257                 $    873
   1995.........................                          4,527                      732
   1996.........................                          3,425                      694
   1997.........................                          2,703                      454
   1998.........................                          2,627                      -
   Thereafter...................                         17,706                      -
                                                        -------                 --------
   Total minimum lease
    payments....................                        $38,245                    2,753
                                                        =======
   Less amount representing
     interest (a)...............                                                     182
                                                                                --------
   Present value of minimum
    lease payments (b)..........                                                $  2,571
                                                                                ========

    (a) Amount necessary to reduce net minimum lease payments to present value calculated at the Company's incremental borrowing rate at the inception of the leases.

    (b) Reflected in the balance sheet as current and noncurrent capital lease obligations of $50,000 and $105,000 in 1992 and $748,000 and $1,823,000 in
1993, respectively.

12. DISCONTINUED RESTAURANT OPERATIONS

    In 1992, the Company sold substantially all of the properties remaining from its discontinued restaurant operations. The Company realized net proceeds from such sales of approximately $17.3 million of which approximately $14.9 million was used to reduce outstanding indebtedness. In addition, in exchange for notes, cash and stock valued at $3.9 million, the Company was relieved of $20.4 million in future rent obligations.

    Revenues applicable to discontinued operations were $10 million in 1991. Interest expense allocated to discontinued operations was $1.6 million and $1.9 million for the years 1991 and 1992, respectively. There was no interest expense allocated to discontinued operations for the year ended January 1, 1994.

    At December 26, 1992 and January 1, 1994, reserves for discontinued restaurant operations approximated $3.5 million and $2.6 million, respectively. Charges against these reserves were $7.7 million and $0.9 million for the years ended December 26, 1992 and January 1, 1994, respectively.

    The future minimum lease payments under noncancellable leases as of January 1, 1994, are as follows: 1994 - $1.7 million; 1995 - $1.7 million; 1996 - $1.5 million; 1997 - $1.5 million; 1998 - $1.4 million and thereafter $14.8 million. The above amounts exclude annual sublease income of $1.8 million from subleases which have the same expiration as the underlying leases.

13. RESTRUCTURING CHARGES AND TRANSACTION COSTS

    In 1991, in connection with the restructuring activities, the Company recorded charges of approximately $5.8 million. These charges were primarily related to severance costs ($.6 million), the costs associated with the restructuring of certain catalogs, including inventory costs ($2.6 million), and other restructuring costs ($2.6 million). The operating results of 1991 also include charges of approximately $4.8 million which were directly related to the stock purchase agreement transaction. These charges include approximately $1.7 million of transaction fees which have been classified as Other income (expense) and increased compensation costs directly related to the change in control provisions included in certain executive employment contracts. In addition, the Company incurred a charge of $3.1 million in connection with the settlement of the employment contract of the former Chairman and CEO of the Company.

14. MANAGEMENT COMPENSATION AGREEMENTS

    In connection with consummating the transactions in the stock purchase agreement and as a condition thereto, the Company entered into an employment agreement (the "Employment Agreement") with Jack E. Rosenfeld, the President and Chief Executive Officer of the Company. The Employment Agreement provides for (1) a five-year term commencing on October 25, 1991, at a base salary of $500,000 per year; (2) a payment to a trust on behalf of Mr. Rosenfeld of 916,667 shares of Common Stock in lieu of a cash payment of $1,564,000 to which he would have been entitled in connection with a change in control, 250,000 of such shares to vest in equal annual installments over three years with the vested shares distributable to Mr. Rosenfeld at the end of the employment term or the earlier termination of his employment; (3) the grant of an option to Mr. Rosenfeld, which has expired, to purchase shares of Common Stock in the event the Company achieved certain earnings in the fourth quarter of 1991; and (4) the grant of registration rights under the Securities Act of 1933, as amended, for shares of Common Stock owned by Mr. Rosenfeld. On October 25, 1991, NAR entered into an agreement with Mr. Rosenfeld pursuant to which he may purchase from NAR prior to October 25, 1996, 1,213,605 shares of Common Stock at a price per share of $2.00 (subject to adjustment) plus 10% per year through the exercise period. This agreement was amended on September 23, 1992 to provide that NAR would grant to Mr. Rosenfeld in March 1993 the right to purchase an additional 1,213,605 shares of Common Stock ("Rights Shares") at a price per share of $1.50 (subject to adjustment) plus 10% per year from September 1992 through the exercise period.

    In connection with the stock purchase agreement, the Company entered into employment agreements with each of Messrs. Michael P. Sherman, Wayne P. Garten and Edward J. O'Brien, executive officers of the Company. These agreements were substantially the same as such officers' existing employment agreements, except that they provided for cash payments to Messrs. Sherman, Garten and O'Brien of $281,714, $221,621 and $90,000, respectively, and contribution to a trust on behalf of such officers of 156,979 shares, 147,812 shares and 60,000 shares of Common Stock of the Company, respectively, in connection with the change in control effected by the NAR transaction and in lieu of their right to receive a cash change in control payment. Pursuant to the terms of the trust, such Common Stock was distributed to each such officer during fiscal 1993. Messrs. Sherman, Garten and O'Brien were granted certain registration rights under the Securities Act of 1933, as amended, with respect to the shares of Common Stock granted to each of them.

15. RELATED PARTY TRANSACTIONS

    Approximately $85,000 was paid for the rental of property pursuant to an operating lease to a partnership in which the wife of the Chief Executive Officer and President of the Company, Jack E. Rosenfeld, is a partner. Jack E. Rosenfeld is also a director of the Company.

    On September 23, 1992, a transaction was approved by the Company's shareholders pursuant to which NAR acquired 62% of the Company's Common Stock. See Note 2 for a description of the transaction. At January 1, 1994, NAR owned 57% of the Company's outstanding Common Stock.

    Since January 1993, pursuant to a consulting arrangement, QCC renders management consulting, business advisory and investment banking services to the Company for an annual fee of $750,000.

16. COMMITMENTS AND CONTINGENCIES

    The Company is obligated under various employment contracts with key executives extending through 1995. The aggregate payments due under such contracts is $2.0 million.

    In connection with certain disposal transactions, the Company remains contingently liable with respect to lease obligations for 10 restaurant properties, should the buyers fail to perform under the agreements. The future minimum lease payments as of January 1, 1994, are as follows (in thousands):
1994 - $459; 1995 - $445; 1996 - $366; 1997 - $278; 1998 - $192 and thereafter
$737.

    In January 1994, the Company purchased for $1.1 million a 50% interest in Blue Ridge Associates (the "Partnership), a partnership which owns the Tweeds Roanoke, Virginia fulfillment center. In connection with the Partnership, a subsidiary of the Company is contingently liable with respect to the obligations of the Partnership. The Partnership has a mortgage on the Roanoke fulfillment center in the amount of $6.6 million.

    In May 1992 the United States Supreme Court reaffirmed an earlier decision which allowed direct marketing companies to make sales into states where they do not have a physical presence without collecting sales taxes with respect to those sales. The Court, however, noted that Congress has the power to change this law. Forty-six states plus the District of Columbia have sales or use taxes or authorize local governmental units to impose sales or use taxes. The Company sells merchandise in all fifty states plus the District of Columbia. Various states are increasing their efforts by various means, including lobbying Congress, to impose on direct marketers the burden of collecting sales and use taxes on the sale of products shipped to state residents. The imposition of a sales and use tax collection obligation on the Company in states to which it ships products would result in additional administrative expense to the Company and higher costs to its customers for the same merchandise currently being purchased by them. This may have a negative effect on customer response rates and revenue levels, thereby negatively affecting the Company's sales and profitability. Under the law as it presently exists, the Company believes that it collects sales tax in all jurisdictions that it is required to do so.

    The Company is involved in other various routine lawsuits of a nature which are deemed customary and incidental to its business. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on the Company's financial position or results of operations.

17. SUBSEQUENT EVENT

    On February 18, 1994, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission registering 10 million shares of its Common Stock, including 4,154,604 shares on behalf of two selling shareholders. The net proceeds from the offering with respect to the Company's shares will be used for general corporate purposes, including the expansion of the Company's business. The registration statement has not yet become effective.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                 FIRST       SECOND      THIRD       FOURTH
                                                 QUARTER     QUARTER     QUARTER     QUARTER
                                                 -------     -------     -------     -------
                                                  (in thousands, except per share amounts)
  1992
- --------
Revenues                                        $128,787    $142,861    $144,769     $170,145
Gross profit                                      42,698      51,337      48,924       61,887
Income from operations                             2,133       3,123       2,291        6,855
Income (loss) from continuing
 operations                                       (1,823)       (899)     (1,246)       5,016
Extraordinary items                                  -         1,209       6,501        1,491
Cumulative effect of
 accounting change for
 income taxes                                     10,000         -           -            -
                                                --------     -------     -------      -------
NET INCOME                                         8,177         310       5,255        6,507


Preferred stock dividends                           (700)       (700)       (800)        (997)
                                                --------     -------     -------      -------
Net income (loss) applicable to
 Common Shareholders                            $  7,477     $  (390)    $ 4,455      $ 5,510
                                                ========     =======     =======      ========

Net income (loss) per share:
Income (loss) from continuing
 operations                                     $   (.09)    $  (.05)    $  (.07)     $   .06
Extraordinary items                                  -           .04         .22          .02
Cumulative effect of
 accounting change for
 income taxes                                        .35         -           -            -
                                                --------     -------     -------      -------
Net income (loss)                               $    .26     $  (.01)    $   .15      $   .08
                                                ========     =======     =======      ========




                                                 FIRST       SECOND       THIRD      FOURTH
                                                 QUARTER     QUARTER      QUARTER    QUARTER
                                                 -------     -------      -------    -------
                                                   (in thousands, except per share amounts)
  1993
- --------
Revenues                                        $121,565    $144,319    $147,890     $228,737
Gross profit                                      43,585      52,578      51,233       86,728
Income from operations                             2,937       3,963       3,056        9,120
NET INCOME                                         2,477       4,356       2,492        8,012

Preferred stock dividends                         (1,000)     (1,005)     (1,006)      (1,082)
                                                --------    --------    --------     --------

Net income applicable to
 Common Shareholders                            $  1,477    $  3,351    $  1,486     $  6,930
                                                ========    ========    ========     ========

Net income per share                            $    .02    $    .05    $    .02     $    .09
                                                ========    ========    ========     ========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None

                                  P A R T  III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    (a)  Identification of Directors.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A.

    (b)  Identification of Executive Officers.(a)


                                           TITLE AND OTHER                                 OFFICE HELD
NAME                        AGE              INFORMATION                                      SINCE
- ----                        ---            ---------------                                 -----------
JACK E. ROSENFELD           55         Chief Executive Officer,                                1990
                                       President and Director.  Mr.
                                       Rosenfeld served as Executive
                                       Vice President of the Company
                                       from June 1988 until October 1990
                                       He was elected to the Board of
                                       Directors in 1974.

MICHAEL P. SHERMAN          41         Executive Vice President                                1990
                                       Corporate Affairs, General
                                       Counsel and Secretary.  He joined
                                       the Company in 1983 and
                                       was elected Vice President-Assistant
                                       Secretary in the same year.  From 1986
                                       to 1990, Mr. Sherman held the position
                                       of Senior Vice President, General
                                       Counsel and Secretary.

WAYNE P. GARTEN             41         Executive Vice President,                               1990
                                       Chief Financial Officer since
                                       1990.  From 1989 to 1990, Mr.
                                       Garten previously held the position
                                       of Senior Vice President, Chief
                                       Financial Officer.  He joined the
                                       Company in 1983 and was elected
                                       Vice President in 1984.  He was
                                       elected Vice President-Finance
                                       in 1989.

EDWARD J. O'BRIEN           50         Senior Vice President and                               1991
                                       Treasurer.  Mr. O'Brien joined the
                                       Company in 1986 and was elected
                                       Vice President in 1988.

                                       TITLE AND OTHER                                 OFFICE HELD
NAME                        AGE          INFORMATION                                      SINCE
- ----                                   ---------------                                 -----------
DAVID E. ULLMAN             36         Vice President,                                    1992
                                       Controller.  Prior to joining
                                       the Company, Mr. Ullman was with
                                       Arthur Andersen & Co. for ten
                                       years, most recently as a manager
                                       in the Audit and Business Advisory
                                       Group.

(a) All references to dates and positions held by such executive officers refer to the Company's predecessor, H&H. H&H merged with and into the Company in September 1993, with the Company surviving.

    Pursuant to the Company's By-Laws, its officers are chosen annually by the Board of Directors and hold office until their respective successors are chosen and qualified.


ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A.

                                  P A R T   IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report.

                                                                                    PAGE NO.
                                                                                    --------
     1.    Index to Consolidated Financial Statements

           Report of Independent Public Accountants                                   25

           Hanover Direct, Inc. and Subsidiaries Financial
           Statements:

           Consolidated Balance Sheets as of December 26, 1992                        26
           and January 1, 1994

           Consolidated Statements of Income/(Loss) for the three                     28
           years ended January 1, 1994

           Consolidated Statements of Shareholders' (Deficit)                         29
           Equity for the three years ended January 1, 1994

           Consolidated Statements of Cash Flows for the three                        30
           years ended January 1, 1994

           Notes to Consolidated Financial Statements                                 32

           Supplementary Data:

           Selected quarterly financial information (unaudited) for the two fiscal years ended January 1, 1994

     2.    Index to Financial Statement Schedules

           Schedule II                                                                61

           Schedule VIII                                                              63

           Schedules other than those listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3.    Exhibits                                                                   64

           The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index.

(b)  Reports on Form 8-K

     Current Report on Form 8-K dated July 12, 1993 of H & H
     Current Report on Form 8-K dated August 25, 1993 of H & H
     Current Report on Form 8-K dated September 30, 1993
     Current Report on Form 8-K dated January 1, 1994

(c)  Exhibits required by Item 601 of Regulation S-K.  See Exhibit Index.

                                   SIGNATURES



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                         HANOVER DIRECT, INC.
                                                                 (registrant)


Date: March 9, 1994                       By: s/Jack E. Rosenfeld
                                          ---------------------------
                                               Jack E. Rosenfeld, Director,
                                               President and Chief
                                               Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Principal Financial Officer:


s/Wayne P. Garten
- -----------------------------
Wayne P. Garten
Executive Vice President and
Chief Financial Officer

Board of Directors:


s/Ralph Destino                                    s/Edmund R. Manwell
- -----------------------------                      -----------------------------
Ralph Destino, Director                            Edmund R. Manwell, Director


s/J. David Hakman                                  s/Alan G. Quasha
- -----------------------------                      -----------------------------
J. David Hakman, Director                          Alan G. Quasha, Director


s/S. Lee Kling                                     s/Geraldine Stutz
- -----------------------------                      -----------------------------
S. Lee Kling, Director                             Geraldine Stutz, Director


s/Theodore H. Kruttschnitt                         s/Jeffrey Laikind
- -----------------------------                      -----------------------------
Theodore H. Kruttschnitt                           Jeffrey Laikind, Director
Director


s/Elizabeth Valk Long                              s/Robert F. Wright
- -----------------------------                      -----------------------------
Elizabeth Valk Long, Director                      Robert F. Wright, Director



Date:  March 9, 1994

                                                                     SCHEDULE II



                              HANOVER DIRECT, INC.
             AMOUNTS RECEIVABLE FROM RELATED PARTIES, UNDERWRITERS,
              PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                           YEAR ENDED JANUARY 1, 1994


          Column A                          Column B           Column C                 Column D                    Column E
- ----------------------------             --------------    ---------------        --------------------     -----------------------

                                                                                       Deductions               Balance at end
                                           Balance at                             --------------------            of period
                                           beginning                           Amounts        Amounts      -----------------------
      Name of debtor                       of period          Additions       Collected      written off    Current    Non Current
- -------------------------               --------------     ---------------   -----------    ------------   ---------   -----------
Spence Halper, E.V.P.(a)
Year Ended January 1, 1994                  $  -               $100,000        $-               $  -          $  -        $100,000

Wayne P. Garten, E.V.P.(b)
Year Ended January 1, 1994                  $  -               $235,802        $135,802         $  -          $  -        $100,000

Edward J. O'Brien, Sr.V.P.(c)
Year Ended January 1, 1994                  $  -               $113,837         $63,837         $  -          $  -         $50,000

Charles Pellenberg, E.V.P.(a)
Year Ended January 1, 1994                  $  -               $125,000        $  -             $  -          $  -        $125,000

Jack Rosenfeld, C.E.O.(a)
Year Ended January 1, 1994                  $  -               $187,500        $  -             $  -          $  -        $187,500

Michael P. Sherman, E.V.P.(d)
Year Ended January 1, 1994                  $  -               $229,802        $129,802         $  -          $  -        $100,000

                                                                     SCHEDULE II

                              HANOVER DIRECT, INC.
            AMOUNTS RECEIVABLES FROM RELATED PARTIES, UNDERWRITERS,
              PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                           YEAR ENDED JANUARY 1, 1994



(a) Notes receivable issued in connection with Executive Equity Incentive Plan. The Notes bear interest at 5.54% and are due March 1999.

(b) Notes receivable represents $100,000 for the Executive Equity Incentive Plan bearing interest at 5.54% due March 1999. The $135,802 represents a personal loan with interest at 8% and such loan was repaid in fiscal 1993.


(c) Notes receivable represents $50,000 for the Executive Equity Incentive Plan bearing interest at 5.54% due March 1999. The remaining $63,837 represents a personal loan with interest at 8% and such loan was repaid in fiscal 1993.


(d) Notes receivable represents $100,000 for the Executive Equity Incentive Plan bearing interest at 5.54% due March 1999. The remaining $129,802 represents a personal loan with interest at 8% and such loan was repaid in fiscal 1993.

                                                                   SCHEDULE VIII


                              HANOVER DIRECT, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
      YEARS ENDED JANUARY 1, 1994, DECEMBER 26, 1992 AND DECEMBER 28, 1991


         Column A                       Column B                       Column C                      Column D         Column E
- --------------------------           ------------        ----------------------------------      -------------    -------------

                                                                     Additions
                                                         -----------------------------------
                                       Balance at                              Charged to
                                       beginning         Charged to costs    other accounts       Deductions -      Balance at
      Description                      of period         and expenses            describe           describe       end of period
- --------------------------          ---------------      ----------------    ---------------     --------------    --------------
1993:
- -------------------------

Allowance for doubtful
  accounts receivable                  $6,386,000            $3,676,000       (5)  $134,000      (1) $5,952,000       $4,244,000

Reserves for
  discontinued operations               3,464,000                                                (2)    906,000        2,558,000

Deferred tax asset
  valuation allowance                  53,000,000                             (6) 2,600,000      (4)  5,900,000       49,700,000


1992:
- ---------------------------

Allowance for doubtful
  accounts receivable                   7,040,000             6,024,000                          (1)  6,678,000        6,386,000

Reserves for
  discontinued operations              11,185,000                                                (2)  7,721,000        3,464,000

Deferred tax asset
  valuation allowance               (3)53,000,000                                                                     53,000,000


1991:
- ---------------------------

Allowance for doubtful
  accounts receivable                   4,994,000             6,756,000                          (1)  4,710,000        7,040,000

Reserves for
  discontinued operations              17,270,000             5,229,000                          (2) 11,314,000       11,185,000


    (1)  Accounts written-off.
    (2)  Utilization of reserves.
    (3)  The Company adopted SFAS 109 effective December 29, 1991
    (4)  Utilization of valuation allowance.
    (5)  Represents acquired allowance for doubtful accounts receivable.
    (6) Represents increase in available net operating losses and effect of increase in coporate income tax rates from 34% to 35%.

                                 EXHIBIT INDEX


EXHIBIT NUMBER PER
ITEM 601 OF          DESCRIPTION OF DOCUMENT AND INCOR-
REGULATION S-K       PORATION REFERENCE WHERE APPLICABLE

    2.1 Plan of Agreement and Merger dated as of April 15, 1993 between The Horn & Hardart Company and Hanover Direct, Inc. Incorporated by reference to the Company's* Registration Statement on Form S-4 filed on April 16, 1993, Registration No. 33-6152.


    2.2 Plan of Agreement and Merger dated as of April 15, 1993 between The Hanover Companies and Hanover Direct, Inc. Incorporated by reference to the Company's* Registration Statement on Form S-4 filed on April 16, 1993, Registration No. 33-6152.


    2.3 Asset Purchase Agreement dated as of May 21, 1993 among the Company*, GSF Acquisition Corp. ("GSF") and Gump's, Inc. Incorporated by reference to the Company's* Current Report on Form 8-K dated July 12, 1993.


    2.4 Asset Purchase Agreement dated as of May 21, 1993 among the Company*, Gump's By Mail, Inc. ("GBM") and Gump's, Inc. Incorporated by reference to the Company's* Current Report on Form 8-K dated July 12, 1993.


    2.5 Order Confirming Sale of the Assets of The Company Store to the Company, entered by the United States Bankruptcy Court for the Western District of Wisconsin on August 20, 1993 in Bankruptcy No. 92-21810-11. Incorporated by reference to the Company's* Current Report on Form 8-K dated August 25, 1993.


    2.6 Stock Purchase Agreement dated as of September 7, 1993 among Warburg, Pincus Capital Partners, L.P., WPM, Inc., Sprout Capital V, Sprout Technology Fund, DLJ Venture Capital Fund, DLJ Venture Capital Fund II, L.P., Sprout Growth, Ltd., Sprout Growth, L.P., Primus Capital Fund II, L.P., PAS Associates, Tweeds, Inc., the Company* and TW Acquisitions, Inc. Incorporated by reference to the Company's Current Report on Form 8-K dated September 30, 1993.

    3.1              Certificate of Incorporation.  FILED HEREWITH.


    3.2 Certificate of Amendment of the Company's Certificate of Incorporation together with Certificate of Designation of Series A Convertible Additional Preferred Stock. FILED HEREWITH.


    3.3 Bylaws. Incorporated by reference to the Company's Registration Statement on Form S-4 filed on April 16, 1993, Registration No. 33-6152.


    4.1 Indenture between the Company and First Trust National Association, as Trustee, dated as of August 17, 1993. FILED HEREWITH.


    4.2 Registration Rights Agreement dated as of August 17, 1993 by and between the Company* and Sun Life Insurance Company of America. FILED HEREWITH.


    4.3 Warrant Agreement dated as of October 25, 1991 between the Company* and NAR. Incorporated by reference to the Company's* Current Report on Form 8-K dated October 25, 1991.


    4.4 Registration Rights Agreement dated as of July 8,1991 among the Company*, NAR and Intercontinental Mining & Resources Limited ("IMR"). Incorporated by reference to the Company's* Current Report on Form 8-K Dated July 10, 1991.


    4.5 Shareholders' Agreement dated October 25, 1991 between the Company* and NAR. Incorporated by reference to the Company's Current Report on Form 8-K dated October 25, 1991.


    4.6 Definitive Agreement dated July 20, 1992 between the Company* and NAR. Incorporated by reference to the Company's* Registration Statement on Form S-4 filed on July 28, 1992, Registration Statement No. 33-50102.

    4.7 Form of Warrant Agreement dated as of January 1, 1994 between the Company and Sears Shop At Home Services, Inc. ("Sears"). Incorporated by reference to the Company's Current Report on Form 8-K dated January 1, 1994.


    10.1 1978 Stock Option Plan, as amended. Incorporated by reference to the Company's* Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

    10.2 Stock Purchase Agreement dated as of July 8, 1991 among the Company* and North American Resources ("NAR"). Incorporated by reference to the Company's* Current Report on Form 8-K dated July 10, 1991.

    10.3 Amendment to the Stock Purchase Agreement dated as of October 14, 1991 between the Company* and NAR. Incorporated by reference to the Company's Current Report on Form 8-K dated October 25, 1991.


    10.4 Agreement dated as of December 21, 1992 among the Company*, Hanover Direct Pennsylvania, Inc. ("HDPI"), Brawn of other than as noted California, Inc. ("Brawn") and General Electric Capital Corporation ("GECC"). Incorporated by reference to the Company's* Annual Report on Form 10-K for the fiscal year ended December 26, 1992.


    10.5 Amendment to the Account Purchase Agreement dated as of July 12, 1993 among the Company*, HDPI, Brawn and GECC. Incorporated by reference to the Company's* Current Report on Form 8-K dated July 12, 1993.


    10.6 Loan and Security Agreement dated as of May 5, 1993 among Congress Financial Corporation ("Congress"), HDPI and Brawn. Incorporated by reference to the Companies Registration Statement on Form S-4 filed on April 16, 1993, Registration No. 33-6152.

    10.7 Amended and Restated Loan and Security Agreement dated as of July 9, 1993 among HDPI, Brawn, GBM, GSF and Congress. Incorporated by reference to the Company's* Current Report on Form 8-K dated July 12, 1993.

    10.8 Second Amended and Restated Loan and Security Agreement dated as of October 27, 1993 among Congress, HDPI, Brawn, GBM, Gump's Corp., TCSA, Inc., SDSA, Inc. and Tweeds. FILED HEREWITH.


    10.9 Form of Stock Option Agreement between the Company* and certain Directors of the Company, as amended. Incorporated by reference to the Company's* Annual Report on Form 10-K for the fiscal year ended December 28, 1991.


    10.10 Form of Stock Option Agreement between the Company* and certain Directors of the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.


    10.11 Executive Employment Agreement dated as of October 25, 1991 among the Company*, HDPI and Jack E. Rosenfeld. Incorporated by reference to the Company's Current Report on Form 8-K dated October 25, 1991.


    10.12 Stock Option Agreement dated as of January 1, 1992 between the Company* and Jack E. Rosenfeld, as amended. Incorporated by reference to the Company's* Annual Report on Form 10-K for the fiscal year ended December 26, 1992.


    10.13 Registration Rights Agreement dated as of October 25, 1991 between the Company* and Jack E. Rosenfeld. Incorporated by reference to the Company's* Current Report on Form 8-K dated October 25, 1991.


    10.14 Employment Agreement dated as of October 14, 1991 between the Company* and Michael P. Sherman. Incorporated by reference to the Company's Report on Form 8-K dated October 28, 1991.


    10.15 Amendment No. 1 to the Employment Agreement dated as of June 18, 1993 between the Company and Michael P. Sherman. FILED HEREWITH.

    10.16 Registration Rights Agreement dated as of October 14, 1991 between the Company* and Michael P.Sherman. Incorporated by reference to the Company's* Current Report on Form 8-K dated October 25, 1991.


    10.17 Employment Agreement dated as of October 14, 1991, between the Company* and Wayne P. Garten. Incorporated by reference to the Company's* Current Report on Form 8-K dated October 25, 1991.


    10.18 Amendment No. 1 to the Employment Agreement dated as of June 18, 1993 between the Company and Wayne P. Garten. FILED HEREWITH.


    10.19 Registration Rights Agreement dated as of October 14, 1991 between the Company* and Wayne P. Garten. Incorporated by reference to the Company's* Current Report on Form 8-K dated October 25, 1991.


    10.20 Form of Indemnification Agreement among the Company* and each of the Company's directors and executive officers. Incorporated by reference to the Company's* Current Report on Form 8-K dated October 25, 1991.


    10.21 Letter Agreement dated May 5, 1989 among the Company*, Theodore H. Kruttschnitt, J. David Hakman and Edmund R. Manwell. Incorporated by reference to the Company's* Current Report on Form 8-K dated May 10, 1989.


    10.22                 Hanover Direct, Inc. Savings Plan as amended.  FILED
                          HEREWITH.


    10.23 Restricted Stock Plan. Incorporated by reference to the Company's* Registration Statement on Form S-8 filed on February 24, 1993, Registration No. 33-58760.


    10.24 All Employee Equity Investment Plan. Incorporated by reference to the Company's* Registration Statement on Form S-8 filed on February 24, 1993, Registration No. 33-58756.

    10.25 Executive Equity Incentive Plan. Incorporated by reference to the Company's* Registration Statement on Form S-8 filed on February 24, 1993, Registration No. 33-58758.


    10.26                 Form of Supplemental Retirement Plan.  FILED HEREWITH.


    10.27 Form of License Agreement dated as of January 1, 1994 between Hanover Ventures, Inc. and Sears. Incorporated by reference to the Company's Current Report on Form 8-K dated January 1, 1994.


    21.1                  Subsidiaries of the Registrant.  FILED HEREWITH.

    23.1                  Consent of Independent Public Accountants. FILED
                          HEREWITH.





* Hanover Direct, Inc., a Delaware corporation, is the successor by merger to The Horn & Hardart Company and The Hanover Companies.