Form 10-K/A
period 1994-01-01
HANOVER DIRECT INC /DE//
filed 1994-05-02
CIK 320333

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A1

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 1, 1994

                         Commission file number 1-12082

                              HANOVER DIRECT, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                         13-0853260
- -------------------------------             ------------------------------------
   (State of incorporation)                 (I.R.S. Employer Identification No.)

1500 HARBOR BOULEVARD, WEEHAWKEN, NEW JERSEY                      07087
- --------------------------------------------                ------------------
  (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (201) 863-7300
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
       Title of each class                               on which registered
- ---------------------------------------                ------------------------
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

As of March 9, 1994, the registrant had 82,933,177 shares of Common Stock outstanding, and 234,900 shares of 6% Series A Preferred Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                EXPLANATORY NOTE


         This Form 10-K/A1 is being filed as an amendment to the Form 10-K for the fiscal year ended January 1, 1994 of Hanover Direct, Inc., a Delaware corporation (the "Company"), to include the information required by Part III of Form 10-K. Part III had previously been omited due to its proposed incorporation by reference in the Company's Proxy Statement for the 1994 Annual Meeting of Shareholders.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Directors and executive officers of the Company are:


     Name                                             Age              Position
     ----                                             ---              --------

Alan G. Quasha  . . . . . . . . . . . . . . . .            44   Chairman of the Board and Director

Jack E. Rosenfeld.  . . . . . . . . . . . . . .            55   President, Chief Executive Officer and Director

Michael P. Sherman  . . . . . . . . . . . . . .            41   Executive Vice President-Corporate Affairs, General
                                                                           Counsel and Secretary

Wayne P. Garten.  . . . . . . . . . . . . . . .            41   Executive Vice President and Chief Financial Officer

Edward J. O'Brien.  . . . . . . . . . . . . . .            50   Senior Vice President and Treasurer

David E. Ullman . . . . . . . . . . . . . . . .            36   Vice President-Controller

Ralph Destino.  . . . . . . . . . . . . . . . .            57   Director

J. David Hakman.  . . . . . . . . . . . . . . .            52   Director

S. Lee Kling  . . . . . . . . . . . . . . . . .            65   Director

Theodore H. Kruttschnitt  . . . . . . . . . . .            51   Director

Jeffrey Laikind . . . . . . . . . . . . . . . .            58   Director

Elizabeth Valk Long.  . . . . . . . . . . . . .            43   Director

Edmund R. Manwell.  . . . . . . . . . . . . . .            51   Director

Geraldine Stutz.  . . . . . . . . . . . . . . .            65   Director

Robert F. Wright  . . . . . . . . . . . . . . .            68   Director


       Alan G. Quasha has been President of Quadrant Management, Inc. ("Quadrant"), an indirect wholly-owned subsidiary of NAR which manages NAR's U.S. assets, since its formation in early 1988. From 1980 to September 1991, he was a partner in the New York City law firm of Quasha, Wessley & Schneider. In addition to his directorship at the Company, Mr. Quasha serves as a director of Harken Energy Corporation, an oil and gas exploration and production company, E-Z Serve Corporation, a convenience store company, Tejas Power Corporation, a natural gas company, and NAR. Mr. Quasha is also a director of Compagnie Financiere Richemont A.G. ("Richemont"), a Swiss public company engaged in the tobacco, luxury goods and other businesses and an affiliate of NAR. Mr. Quasha, a designee of NAR, was elected a Director of the Company and Chairman of the Board in October 1991. Mr. Quasha is a Class II Director whose term expires in 1994.

       Jack E. Rosenfeld has served as President and Chief Executive Officer of the Company since October 1990. Mr. Rosenfeld previously served as Executive Vice President of the Company from May 1988 until October 1990. From 1987 through April 1988, Mr. Rosenfeld was President of Rosenfeld & Co., a consulting firm and provided consulting services to the Company. Mr. Rosenfeld is also a director of PSC, Inc., a manufacturer of bar code equipment, and Electric Fuel, Ltd., a developer and manufacturer of electronic batteries and fueling systems for motor vehicles. Mr. Rosenfeld was elected a Director of the Company in 1974. Mr. Rosenfeld is a Class III Director whose term expires in 1995.

       Michael P. Sherman has served as Executive Vice President-Corporate Affairs of the Company since 1990 and as General Counsel and Secretary of the Company since 1986. Mr. Sherman also served as Senior Vice President of the Company from 1986 through 1990. Mr. Sherman joined the Company in 1983 and was elected Vice President and Assistant Secretary of the Company in the same year.

       Wayne P. Garten has served as Executive Vice President of the Company since October 1990 and as Chief Financial Officer of the Company since 1989. Mr. Garten also served as Senior Vice President of the Company from 1989 through 1990. Mr. Garten joined the Company in 1983 and was elected Vice President of the Company in 1984. Mr. Garten was elected Vice President-Finance of the Company in 1989.

       Edward J. O'Brien has served as Senior Vice President and Treasurer of the Company since 1991. Mr. O'Brien joined the Company in 1986 and was elected Vice President of the Company in 1988.

       David E. Ullman joined the Company in August 1991 and was elected Vice President-Controller in December 1992. Prior to joining the Company, Mr. Ullman was with Arthur Andersen & Co. for ten years, most recently as a manager in the Audit and Business Advisory Group.

       Ralph Destino has been the Chairman of Cartier, Inc., a luxury goods store, since 1985. Cartier, Inc. is a subsidiary of Richemont, an affiliate of NAR. Mr. Destino also serves as a director of The Leslie Fay Companies, a manufacturer of dresses, suits, coats and sportswear which filed for protection under Chapter 11 of the U.S. Code in March 1993. Mr. Destino, a designee of NAR, was elected a Director of the Company in October 1991. Mr. Destino is a Class III Director whose term expires in 1995.

       J. David Hakman has been the Chief Executive Officer of Hakman Capital Corporation, Burlingame, California, an investment and merchant banking firm, since 1980. Mr. Hakman also serves as a director of Concord Camera Corp., a firm which manufactures and distributes cameras. Mr. Hakman is also the Chairman and a director of AFD Acquisition Corp., a food distribution company, which filed for protection under Chapter 11 of the U.S. Code in June 1991 and emerged from Chapter 11 in September 1993. Mr. Hakman, a designee of Mr. Kruttschnitt, was appointed a Director of the Company in May 1989 and was elected a Director of the Company in October 1991. Mr. Hakman is a Class I Director whose term expires in 1996.

       S. Lee Kling is Chairman of the Board of Kling Rechter & Co., a merchant banking company. He served as Chairman and a director of Landmark Bancshares Corporation, a bank holding company in St. Louis, Missouri, from 1974 through 1991, when it merged with Magna Group Inc. He served as Landmark's Chief Executive Officer from 1974 through 1990. Mr. Kling serves on the Boards of Directors of E-Systems, Inc., a diversified electronics company, Falcon Products, Inc., a manufacturer of commercial furniture, Bernard Chaus Inc., a sportswear manufacturer and distributor, Top Air Manufacturing Co., a manufacturer of agricultural equipment, Lewis Galoob Toys, Inc. a toy company, Magna Group, Inc., a multi-bank holding company, National Beverage Corp., a specialized beverage company, and NationsMart Corp., a dry cleaning, laundry and shoe repair company, Mr. Kling was elected a Director of the Company in 1983. Mr. Kling is a Class I Director whose term expires in 1996.

       Theodore H. Kruttschnitt has been the owner and sole proprietor of California Innkeepers, Burlingame, California, an owner/operator of hotels and motor hotels, since May 1970. Mr. Kruttschnitt is also Chairman of the Board of Burlingame Bancorp, a commercial bank holding company, and serves on the Board of Directors of Cooper Development Company, a firm which invests in personal care products businesses. Mr. Kruttschnitt was appointed a Director of the Company in May 1989 and was elected a Director of the Company in October 1991. Mr. Kruttschnitt is a Class III Director whose term expires in 1995.

       Jeffrey Laikind has been a Managing Director of Prudential Securities Investment Management (formerly Prudential Bache Securities Inc.), a money management firm, since 1985. Mr. Laikind is also a director of NAR and a member of the advisory board of Quadrant. Mr. Laikind, a designee of NAR, was elected a Director of the Company in October 1991. Mr. Laikind is a Class III Director whose term expires in 1995.

       Elizabeth Valk Long has been the President of TIME Magazine since July 1991 and a Senior Vice President of Time Inc., periodical and book publishers, since April 1989. She served as the publisher of TIME from July 1991 until September 1993; the publisher of PEOPLE from November 1988 until July 1991; and the publisher of LIFE Magazine from December 1986 until November 1988.
Ms. Long, a designee of NAR, was elected a Director of the Company in October 1991. Ms. Long is a Class I Director whose term expires in 1996.

       Edmund R. Manwell is senior partner at the law firm of Manwell & Milton, San Francisco, California. Mr. Manwell has been associated with this firm since 1982. Mr. Manwell also serves as a director of Dreyer's Grand Ice Cream, Inc., an ice cream company. Mr. Manwell, a designee of Mr. Kruttschnitt, was appointed a Director of the Company in May 1989 and was elected a Director of the Company in October 1991. Mr. Manwell is a Class II Director whose term expires in 1994.

       Geraldine Stutz has been the President and Publisher of Panache Press at Random House Inc., a publishing company, since 1986. She was previously the Chief Executive Officer and Managing Partner of Henri Bendel, a New York specialty store. Ms. Stutz also serves as a director of Tiffany & Co., a retail luxury jewerly store, and the Jones Apparel Group, a clothing manufacturer. Ms. Stutz, a designee of NAR, was elected a Director of the Company in October 1991. Ms. Stutz is a Class II Director whose term expires in 1994.

       Robert F. Wright has been the President of Robert F. Wright Associates, Inc., business consultants, since 1988. Prior thereto, he was a senior partner of the accounting firm Arthur Andersen & Co. Mr. Wright is a director of Reliance Standard Life Insurance Company, a life insurance company, and affiliates, Williams Real Estate Co., Inc., a real estate company, and The Navigator Group, Inc., a property insurance company. Mr. Wright also serves on the advisory board of Quadrant, a NAR affiliate. Mr. Wright, a designee of NAR, was elected a Director of the Company in October 1991. Mr. Wright is a Class II Director whose term expires in 1994.

       Section 16(a) of the Securities Exchange Act of 1934, as amended, requires officers, directors and beneficial owners of more than 10% of the Company's Common Stock to file reports of ownership and changes in their ownership of the equity securities of the Company with the Securities and Exchange Commission ("Commission") and the American Stock Exchange. Based solely on a review of the reports and representations furnished to the Company during the last fiscal year by such persons, the Company believes that each of these persons is in compliance with all applicable filing requirements.


AGREEMENTS WITH RESPECT TO NOMINATION OF DIRECTORS

       As a result of the commencement of a proxy contest in 1989 by Theodore
H. Kruttschnitt, J. David Hakman and Edmund R. Manwell, the Company entered into an agreement on May 5, 1989 with Messrs. Kruttschnitt, Hakman and Manwell (the "Nomination and Standstill Agreement"). Pursuant to the Nomination and Standstill Agreement, the Board was expanded to 11 members and Mr.
Kruttschnitt was appointed as a Class III Director, Mr. Hakman as a Class I Director and Mr. Manwell as a Class II Director. The Company also agreed to nominate each of Messrs. Kruttschnitt, Hakman and Manwell for election upon the expiration of their respective terms provided Mr. Kruttschnitt continues to own certain specified levels of the Company's Common Stock. See Item 13.

       Pursuant to the Stock Purchase Agreement, dated October 25, 1991, between the Company and NAR (the "Stock Purchase Agreement"), the Company agreed to recommend in its proxy statement for each annual or special meeting of Shareholders at which Directors are to be elected during the five year period from October 25, 1991, and at each such Shareholders' meeting, as part of the management slate for election to the Board of Directors, such number of persons designated by NAR as will result in the Board's including six persons designated by NAR. In addition, NAR agreed that for a period of five years from October 25, 1991, so long as the Board of Directors of the Company consists of 11 persons of whom six are designees of NAR, it will not nominate or propose for nomination or elect persons to the Board if as a result more than six persons designated by it would be on the Board at any one time except following an acquisition by a third party of 20% or more of the voting stock or total assets of the Company. Messrs. Destino, Laikind, Quasha and Wright and Ms. Long and Ms. Stutz were designated pursuant to such agreement and were nominated and elected to serve as Directors of the Company at the Company's 1991 Special Meeting of Shareholders. See Item 13.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION OF THE COMPANY

       The following table sets forth certain information with respect to compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each of the four most highly compensated executive officers of the Company other than the Chief Executive Officer whose total annual salary and bonus exceeded $100,000 for each of the Company's last three fiscal years (collectively, the "Named Executives").


                                                     SUMMARY COMPENSATION TABLE

                                                                                  Long Term Compensation
                                                                              -----------------------------------
                                      Annual Compensation                             Awards             Payouts
                        -----------------------------------------------       ---------------------     ---------
          (a)              (b)        (c)          (d)          (e)            (f)             (g)         (h)         (i)
                                                               Other       Restricted                                  All
 Name and                                                     Annual          Stock        Options/       LTIP       Other
 Principal               Fiscal                               Compen-        Award(s)         SARs       Payouts     Compen-
 Position                 Year    Salary ($)      Bonus     sation ($)         ($)             (#)         ($)       sation
 ----------              ------   ----------      ($)(1)        (2)         ---------         -----      -------     ($)(3)
                                                  ------       -----                                                  -----


 Jack E. Rosenfeld        1993    $500,000         -             -              -           150,000(4)        -     $35,523(8)
 President and Chief      1992    $499,770     $150,469          -              -         2,427,210(5)        -     $31,598(9)
 Executive Officer        1991    $519,326         -             -              -         2,921,884(6)        -         -


 Michael P. Sherman       1993    $223,942         -             -              -            80,000(4)        -    $19,314(10)
 Executive Vice           1992    $215,019      $75,618          -              -               -             -    $13,470(11)
 President - Corporate    1991    $207,827         -             -              -               -             -         -
 Affairs, General
 Counsel and Secretary



 Wayne P. Garten          1993    $225,144         -             -              -            80,000(4)        -    $10,160(12)
 Executive Vice           1992    $212,496      $72,016          -              -               -             -     $3,162(13)
 President and Chief      1991    $189,538         -             -              -               -             -          -
 Financial Officer


 Edward J. O'Brien        1993    $138,027         -             -              -           40,000(4)         -    $11,849(14)
 Senior Vice President    1992    $126,998      $34,707          -              -               -             -     $7,131(15)
 and Treasurer            1991    $120,082      $12,500          -              -               -             -          -

 David E. Ullman          1993    $110,962         -             -              -           10,000(4)         -       $647(16)
 Vice President-          1992     $84,135       $9,577          -              -               -             -         -
 Controller               1991     $32,923(7)      -             -              -               -             -         -


______________

(1) In fiscal 1992, the Named Executives, except for Mr. Rosenfeld, deferred 25% of their bonuses and are entitled to receive such deferred amounts in stock over a three year period pursuant to the Company's Incentive Compensation Plan.

(2) The aggregate amount of all perquisites and other personal benefits paid to any Named Executive is not greater than either $50,000 or 10% of the total annual salary and bonus reported for such Named Executive.

(3) Commission rules do not require disclosure regarding items in this column for fiscal 1991.

(4)  Issued pursuant to the Company's 1993 Executive Equity Incentive Plan.

(5) Includes the right to purchase 1,213,605 shares of Common Stock granted to Mr. Rosenfeld by NAR on May 28,1993 pursuant to a letter agreement dated September 23, 1992 at a price per share of $2.00 (subject to adjustment) plus 10% per year (including fractions of a year) from October 25, 1991 through the exercise period and up to 1,213,605 shares of Common Stock at a price per share of $1.50 (subject to adjustment) plus 10% per year (including fractions of a year) from September 16, 1992 through the exercise period.

(6) Includes the right to purchase, which was conditioned on the occurrence of certain events, 1,213,605 shares of Common Stock granted to Mr. Rosenfeld on October 25, 1991 at a price per share of $3.00 (subject to adjustment) plus 10% per year (including fractions of a year) from October 25, 1991 through the exercise period and the right to purchase, pursuant to a rights offering which was conditioned on the occurrence of certain events, a maximum of 1,508,279 shares of Common Stock at a price per share to be determined at a later date (but not less than $2.00). Mr. Rosenfeld was not able to acquire any of these shares because the events upon which the exercise of such rights were conditioned never occurred. The right to acquire these shares expired on September 23, 1992.

(7)  Mr. Ullman was hired by the Company in August 1991.

(8) Includes $2,998 of matching contributions made by the Company on behalf of Mr. Rosenfeld under the Company's 401(k) Savings Plan, $26,216 of matching contributions made by the Company on behalf of Mr. Rosenfeld under the Company's Supplemental Retirement Plan, $1,388 of life insurance premiums paid on term life insurance policies by the Company on behalf of Mr. Rosenfeld, and the distribution of 2,316 shares of the Company's Common Stock, resulting from the Company's termination of its Employee Stock Ownership Plan, valued at $2.125 per share on the date of such plan's termination.

(9) Includes $2,910 of matching contributions made by the Company on behalf of Mr. Rosenfeld under the Company's 401(k) Savings Plan, $27,300 of matching contributions made by the Company on behalf of Mr. Rosenfeld under the Company's Supplemental Retirement Plan, and $1,388 of life insurance premiums paid on term life insurance policies by the Company on behalf of Mr. Rosenfeld.

(10) Includes $2,998 of matching contributions made by the Company on behalf of Mr. Sherman under the Company's 401(k) Savings Plan, $ 11,492 of matching contributions made by the Company on behalf of Mr. Sherman under the Company's Supplemental Retirement Plan, $344 of life insurance premiums paid on term life insurance policies by the Company on behalf of Mr. Sherman, and the distribution of 2,108 shares of the Company's Common Stock, resulting from the Company's termination of its Employee Stock Ownership Plan, valued at $2.125 per share on the date of such plan's termination.

(11) Includes $2,910 of matching contributions made by the Company on behalf of Mr. Sherman under the Company's 401(k) Savings Plan, $10,215 of matching contributions made by the Company on behalf of Mr. Sherman under the Company's Supplemental Retirement Plan, and $344 of life insurance premiums paid on term life insurance policies by the Company on behalf of Mr. Sherman.

(12) Includes $2,998 of matching contributions made by the Company on behalf of Mr. Garten under the Company's 401(k) Savings Plan, $2,724 of matching contributions made by the Company on behalf of Mr. Garten under the Company's Supplemental Retirement Plan, $252 of life insurance premiums paid on term life insurance policies by the Company on behalf of Mr. Garten, and the distribution of 1,970 shares of the Company's Common Stock, resulting from the Company's termination of its Employee Stock Ownership Plan, valued at $2.125 per share on the date of such plan's termination.

(13) Includes $2,910 of matching contributions made by the Company on behalf of Mr. Garten under the Company's 401(k) Savings Plan, and $252 of life insurance premiums paid on term life insurance policies by the Company on behalf of Mr. Garten.

(14) Includes $2,998 of matching contributions made by the Company on behalf of Mr. O'Brien under the Company's 401(k) Savings Plan, $5,864 of matching contributions made by the Company on behalf of Mr. O'Brien under the Company's Supplemental Retirement Plan, $300 of life insurance premiums paid on term life insurance policies by the Company on behalf of Mr. O'Brien, and the distribution of 1,265 of the Company's Common Stock, resulting from the Company's termination of its Employee Stock Ownership Plan, valued at $2.125 per share on the date of such plan's termination.

(15) Includes $1,907 of matching contributions made by the Company on behalf of Mr. O'Brien under the Company's 401(k) Savings Plan, $4,924 of matching contributions made by the Company on behalf of Mr. O'Brien under the Company's Supplemental Retirement Plan, and $300 of life insurance premiums paid on term life insurance policies by the Company on behalf of Mr. O'Brien.

(16) Includes $93 of matching contributions made by the Company on behalf of Mr. Ullman under the Company's 401(k) Savings Plan, and $554 of matching contributions made by the Company on behalf of Mr. Ullman under the Company's Supplemental Retirement Plan.

STOCK OPTIONS

     During fiscal 1993, no stock options were granted to, nor were any exercised by, any of the Named Executives pursuant to the Stock Option Plan.

     The following table contains information concerning options granted to each of the Named Executives during fiscal 1993 pursuant to the 1993 Executive Equity Incentive Plan.



OPTION GRANTS IN FISCAL 1993

                                                   Percent of
                                                      Total
                                                    Options
                                                   Granted to                                                  Grant
                                  Options           Employees                                                   Date
                                  Granted          in Fiscal        Exercise         Expiration               Present
         Name                       (#)              Year            Price             Date(1)                Value(2)
          (a)                       (b)               (c)             (d)               (e)                      (h)
- ------------------------------------------------------------------------------------------------------------------------------------

Jack E. Rosenfeld                 150,000           10.7%             $2.50             3/2/99                $325,293
Michael P. Sherman                 80,000            5.7%             $2.50             3/2/99                $173,489
Wayne P. Garten                    80,000            5.7%             $2.50             3/2/99                $173,489
Edward J. O'Brien                  40,000            2.8%             $2.50             3/2/99                $ 86,745
David E. Ullman                    10,000             .7%             $2.50             3/2/99                $ 21,686

______________

         (1) Options granted under the 1993 Executive Equity Incentive Plan become exercisable three years after the date of grant and expire six years from the date of grant.

         (2) Grant date option values are determined using the Black-Scholes Model. The Black-Scholes Model is a formula widely used to value exchange traded options. However, stock options granted by the Company to its executives differ from exchange traded options in three key respects: options granted by the Company to its executives are long-term, non- transferable and subject to vesting restrictions, while exchange traded options are short-term and can be exercised or sold immediately in a liquid market. The Black-Scholes Model relies on several key assumptions to estimate the present value of options, including the volatility of the security underlying the option, the risk-free rate of return on the date of grant and the term of the option. In calculating the grant date option values set forth in the table, a factor of 61.96% has been assigned to the volatility of the Common Stock, based on monthly stock market quotations for the three years preceding the date of grant; the risk-free rate of return has been fixed at 7.54% based upon the average of the Intermediate Term Government Bond Yields (Iobottson Associates SBBI 1994 Yearbook Exhibit A-13) for the six years preceding the date of grant; and the actual option term of six years has been used. Consequently, the grant date option values set forth in the table are only theoretical values and may not accurately determine present value. The actual value, if any, an optionee will realize will depend on the excess of the market value of the Common Stock over the exercise price on the date the option is exercised.

EMPLOYMENT AGREEMENTS AND ARRANGEMENTS RELATING TO CHANGE IN CONTROL

     In connection with the consummation of the transactions contemplated by the Stock Purchase Agreement between the Company and NAR and as a condition thereto, the Company entered into an Executive Employment Agreement, dated as of October 25, 1991, with Jack E. Rosenfeld, the President and Chief Executive Officer of the Company (the "Employment Agreement"). The Employment Agreement provides for a five-year term commencing on October 25, 1991, at a base salary of $500,000 per year; an annual bonus of between 25% and 100% of Mr. Rosenfeld's base salary, depending on the attainment of various performance objectives and payable only if the Company achieves at least 101% of the results forecast in its approved budget; a payment to a trust on behalf of Mr. Rosenfeld of 916,667 shares of Common Stock in lieu of a cash payment of $1,564,000 to which he was previously entitled in connection with a change in control of the Company, 666,667 of such shares being fully vested and the remaining 250,000 of such shares to vest in equal annual installments over three years (such unvested shares to be forfeitable if Mr. Rosenfeld's employment is terminated by the Company with cause or by him without good reason), with the vested shares distributable to Mr. Rosenfeld at the end of the employment term or the earlier termination of his employment; and the grant of registration rights under the Securities Act of 1933, as amended,
("Securities Act"), for shares of Common Stock owned by Mr. Rosenfeld.   On
October 25, 1991, NAR entered into an agreement with Mr. Rosenfeld pursuant to which he may purchase from NAR prior to October 25, 1996, 1,213,605 shares of Common Stock at a price per share of $2.00 (subject to adjustment) plus 10% of $2.00 per year through the date on which Mr. Rosenfeld effects such purchase. This agreement was amended on September 23, 1992 to provide that NAR would grant to Mr. Rosenfeld in March 1993 (which it did) the right to purchase an additional 1,213,605 shares of Common Stock at a price share of $1.50 (subject to adjustment) plus 10% per year from September 1992 through the exercise period.

     In connection with the Stock Purchase Agreement, on October 14, 1991, the Company entered into Executive Employment Agreements with each of Messrs. Michael P. Sherman, Wayne P. Garten and Edward J. O'Brien. These Executive Employment Agreements were essentially the same as such officers' existing employment agreements except that they provide for cash payments on October 25, 1991 to Messrs. Sherman, Garten and O'Brien of $281,714, $221,621 and $90,000, respectively, and contributions to a trust on behalf of such officers of 156,979 shares, 147,812 shares and 60,000 shares of the Company's Common Stock, respectively, in connection with the change in control effected by NAR pursuant to the Stock Purchase Agreement and in lieu of their right to receive a cash change in control payment. Pursuant to the terms of the trust, such Common Stock was distributed to each such officer during fiscal 1993. Messrs. Sherman, Garten and O'Brien were also granted certain registration rights under the Securities Act with respect to the shares of Common Stock granted to each of them. In 1993, Messrs. Sherman and Garten's employment agreements were renewed for one year renewable terms.

COMPENSATION OF DIRECTORS

     During 1993, Directors who were not employees of the Company or its subsidiaries were paid a retainer at an annual rate of $30,000, plus an additional $1,000 for each Board meeting and $500 for each committee meeting attended. Officers and employees of the Company or its subsidiaries receive no remuneration for their services as Directors. During fiscal 1993, the Company provided $50,000 of term life insurance for each Director of the Company. In addition, the Company issues stock options for 20,000 shares to new Directors of the Company pursuant to the 1993 Directors Option Plan, and indemnifies its Directors to the extent permitted by applicable law.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the fiscal year ended January 1, 1994, the Compensation Committee of the Board of Directors of the Company consisted of Jeffrey Laikind (Chairman), Ralph Destino, Elizabeth Valk Long, Alan G. Quasha and Geraldine Stutz. None of such persons was, during such fiscal year or formerly, an officer or employee of the Company or any of its subsidiaries or had any relationship with the Company other than serving as a Director of the Company. In addition, during the fiscal year ended January 1, 1994, no executive officer of the Company served as a director or a member of the compensation committee of another entity, one of whose executive officers served as a Director or on the Compensation Committee of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


             PRINCIPAL HOLDERS OF VOTING SECURITIES OF THE COMPANY


     The following table sets forth information concerning each person or group of affiliated persons known by management to own beneficially more than five
percent (5%) of the Company's Common Stock as of April 25, 1994.   The
information given is based on information furnished to the Company by such persons or groups and statements filed with the Commission.

                                                                       SHARES OF                      PERCENT
                                                                          COMMON                         OF
NAME AND ADDRESS OF BENEFICIAL OWNER                                     STOCK                        CLASS(1)
- --------------------------------------                                --------------                  -----

Alan G. Quasha(2) . . . . . . . . . . . . . . . . .                    51,895,263(3)(7)               53.2%
 c/o Quadrant Management, Inc.
 127 East 73rd Street
 New York, New York  10021

NAR Group Limited(2)  . . . . . . . . . . . . . . .                    51,875,263(3)                  53.2%
 c/o P.M.M. Services
 (B.V.I.) Limited
 P.O. Box 438
 Road Town, Tortola,
 British Virgin Islands

Theodore H. Kruttschnitt(4) . . . . . . . . . . . .                    5,320,887(5)                    5.8%
 1350 Bayshore Boulevard
 Suite 850
 Burlingame, CA 94010

Jack E. Rosenfeld . . . . . . . . . . . . . . . . .                    3,849,598(6)                    4.2%
 c/o Hanover Direct, Inc.
 1500 Harbor Boulevard
 Weehawken, NJ 07087

____________________

(1) Includes in each case shares of Common Stock issuable upon exercise of options exercisable within 60 days for the subject individual only. Percentages computed on the basis of 92,437,720 shares of Common Stock outstanding as of April 25, 1994.

(2) Information concerning the number of shares beneficially owned has been taken from Amendment No. 15 to the Statement on Schedule 13D filed by NAR on March 8, 1994 with the Commission (the "NAR Schedule 13D"). All of the shares beneficially owned by NAR could also be deemed to be owned beneficially by certain other persons including Alan G. Quasha, Intercontinental Mining & Resources Incorporated, QCC and Richemont, each of which disclaims beneficial ownership of securities of the Company owned of record by any of the others.

(3) Includes warrants to purchase 5,033,735 shares exercisable within 60 days granted to NAR or its affiliates.

(4) Information concerning the number of shares beneficially owned has been taken from Amendment No. 10 to the Statement on Schedule 13D filed by Mr. Kruttschnitt on April 19, 1994 with the Commission. Such statement sets forth the number of shares beneficially owned by Mr. Kruttschnitt and, of such shares, the number as to which he holds sole voting power, shared voting power, sole dispositive power or shared dispositive power. The amended Schedule 13D also indicates that Mr. Kruttschnitt is a member of a group which includes Mr. J. David Hakman, who beneficially owns 13,434 shares, and Mr. Edmund R. Manwell, who beneficially owns 13,628 shares. In addition, Messrs. Hakman and Manwell have been granted options to purchase 15,000 and 20,000 shares, respectively, of Common Stock, which options are exercisable within 60 days.

(5)   Includes options to purchase 15,000 shares exercisable within 60 days.

(6)   Includes options to purchase 2,627,210 shares exercisable within 60 days.

(7) Includes options to purchase 20,000 shares exercisable within 60 days by Mr. Quasha.

                SECURITY OWNERSHIP OF MANAGEMENT OF THE COMPANY

      The following table sets forth information concerning the beneficial ownership of the Company's Common Stock by each Director, nominee for Director and executive officer and by all executive officers and Directors as a group as of April 25, 1994. The information given is based on information furnished to the Company by such persons and statements filed with the Commission.

                                                                         SHARES OF                          PERCENT
                                                                          COMMON                               OF
                                                                           STOCK                            CLASS(1)
                                                                         ---------                          --------

Ralph Destino . . . . . . . . . . . . . . . . .                         20,000(4)                             *
J. David Hakman (2) . . . . . . . . . . . . . .                         28,434(5)                             *
S. Lee Kling  . . . . . . . . . . . . . . . . .                         18,511                               5.8%
Theodore H. Kruttschnitt (2)  . . . . . . . . .                      5,320,887(5)                             *
Jeffrey Laikind . . . . . . . . . . . . . . . .                         82,000(4)                             *
Elizabeth Valk Long . . . . . . . . . . . . . .                         30,000(4)                             *
Edmund R. Manwell (2)   . . . . . . . . . . . .                         33,628(4)                             *
Alan G. Quasha (3)  . . . . . . . . . . . . . .                     51,895,263(4)                           53.2%
Jack E. Rosenfeld   . . . . . . . . . . . . . .                      3,849,598(6)                            4.2%
Geraldine Stutz . . . . . . . . . . . . . . . .                         59,649(4)                             *
Robert F. Wright  . . . . . . . . . . . . . . .                         70,000(4)                             *
Michael P. Sherman  . . . . . . . . . . . . . .                        236,798(7)                             *
Wayne P. Garten . . . . . . . . . . . . . . . .                        227,976(8)                             *
Edward J. O'Brien . . . . . . . . . . . . . . .                         84,060                                *
David E. Ullman . . . . . . . . . . . . . . . .                          5,253                                *

Directors and executive officers as group (15 persons)              10,086,794(9)                           11.4%
- ---------------
*      Less than 1%

(1) Includes in each case shares of Common Stock issuable upon exercise of options or warrants exercisable within 60 days for the subject individual only. Percentages computed on the basis of 92,437,720 shares of Common Stock outstanding as of April 25, 1994.

(2)    See Note (4) under "PRINCIPAL HOLDERS OF VOTING SECURITIES OF THE
       COMPANY."

(3) See Note (2) under "PRINCIPAL HOLDERS OF VOTING SECURITIES OF THE COMPANY." All of the shares beneficially owned by NAR could also be deemed to be beneficially owned by Alan G. Quasha, due to his shared investment and voting power with NAR.

(4)    Includes options to purchase 20,000 shares exercisable within 60 days.

(5)    Includes options to purchase 15,000 shares exercisable within 60 days.

(6) Includes options to purchase 2,627,210 shares exercisable within 60 days.

(7)    Includes options to purchase 31,500 shares exercisable within 60 days.

(8)    Includes options to purchase 32,150 shares exercisable within 60 days.

(9) Excludes 46,841,528 shares and warrants and options for 5,053,735 shares beneficially owned by NAR which could also be deemed to be beneficially owned by Alan G. Quasha. Includes options to purchase 20,000 shares exercisable within 60 days by Alan G. Quasha.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Pursuant to the Nomination and Standstill Agreement, Messrs. Kruttschnitt, Hakman and Manwell agreed that if at any time Mr. Kruttschnitt ceases to own at least 2,262,000 shares of Common Stock (representing 83% of the shares owned by Mr. Kruttschnitt on the date of the Nomination and Standstill Agreement), at least one of them will resign as a Director; if at any time Mr. Kruttschnitt ceases to own at least 1,907,710 shares of Common Stock (representing 70% of the shares owned by Mr. Kruttschnitt on the date of the Nomination and Standstill Agreement), at least two of them will resign as Directors; and if at any time Mr. Kruttschnitt owns less than 5% of the outstanding shares of Common Stock, all of them will resign as Directors; except no Director shall be obligated to resign if such resignation would constitute a breach of the Director's fiduciary duties as a Director. See
Item 10 - Agreements with Respect to Nomination of Directors.

       On October 25, 1991, the Company and NAR consummated the transactions contemplated by the Stock Purchase Agreement and NAR acquired 49.8% of the voting securities of the Company. Pursuant to the Stock Purchase Agreement, NAR and its affiliates also agreed not to increase their beneficial ownership to more than 50.1% of the voting stock outstanding of the Company for a period of three years following October 25, 1991 without the approval of at least a majority of the Directors of the Company unaffiliated and unassociated with and not designated by NAR. However, NAR may exceed such percentage limitation under certain circumstances, including as a result of acquisitions (i) in certain circumstances, through the conversion or exercise of warrants or other securities; (ii) directly from the Company or any subsidiary of the Company or from any holder of at least five percent of the Common Stock; and (iii) after certain Third Party Acquisitions (as defined in the Stock Purchase Agreement). See Item 10 - Agreements with Respect to Nomination of Directors.

       Since January 1993, pursuant to a consulting arrangement, Quadrant, an affiliate of NAR, renders management consulting, business advisory and investment banking services to the Company for an annual fee of $750,000 per year.

       Approximately $85,000 was paid by the Company during fiscal 1993 for the rental of property pursuant to an operating lease to a partnership in which the wife of the Chief Executive Officer and President of the Company, Jack E. Rosenfeld, is a partner. Mr. Rosenfeld is also a Director of the Company.

       In May 1993, the Company refinanced its revolving credit facility that had been previously provided by a subsidiary of NAR with a new three-year $40 million facility with an independent financial institution. In October 1993, the Company increased the maximum credit available to $52.5 million. A subsidiary of NAR provided a secured limited guarantee of $10 million which allowed the Company to borrow in excess of its availability based on a formula, up to the facility's limit. This limited guarantee was reduced by approximately $5.1 million during the fourth quarter of 1993. The guarantee was eliminated in the first quarter of 1994 based on the Company's 1993 operating results.

       The foregoing relationships and transactions have been approved by the Board or a committee of the Board or by the Shareholders and, to the extent that such arrangements are available from non-affiliated parties, are on terms no less favorable to the Company than those available from non-affiliated parties.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            HANOVER DIRECT, INC.


Date: April 28, 1994                       By: /s/ Jack E. Rosenfeld
                                            -------------------------------
                                            Jack E. Rosenfeld
                                            President and Chief
                                            Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Financial Officer:


/s/ Wayne P. Garten
- ---------------------
Wayne P. Garten
Executive Vice President and
Chief Financial Officer

Board of Directors:



/s/ Ralph Destino
- -------------------                                --------------------
Ralph Destino                                      Edmund R. Manwell


                                                   /s/ Alan G. Quasha
- --------------------                               -------------------
J. David Hakman                                    Alan G. Quasha



- -----------------                                  ---------------------
S. Lee Kling                                       Geraldine Stutz


                                                   /s/ Jeffrey Laikind
- -----------------------------                      ----------------------
Theodore H. Knuttschnitt                           Jeffrey Laikind


/s/ Elizabeth Valk Long                             /s/ Robert F. Wright
- -----------------------                            ---------------------
Elizabeth Valk Long                                Robert F. Wright



                                                   /s/ Jack E. Rosenfeld
                                                   --------------------
                                                   Jack E. Rosenfeld

Date:  April 28, 1994