Form 10-Q
period 1994-04-02
HANOVER DIRECT INC /DE//
filed 1994-05-17
CIK 320333

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 2, 1994
                                                 -------------

                         Commission file number 1-12082


                              HANOVER DIRECT, INC.
            --------------------------------------------------------
           (Exact name of registrants as specified in their charters)

        DELAWARE                                              13-0853260
- - -----------------------                            -------------------------------
(State of incorporation)                          (IRS Employer Identification No.)

1500 HARBOR BOULEVARD, WEEHAWKEN, NEW JERSEY                     07087
- - --------------------------------------------                    --------
  (Address of principal executive offices)                     (Zip Code)

                                 (201) 863-7300
                                ----------------
                               (Telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 YES X   NO
                                    ----    ----

Common stock, par value $.66 2/3 per share: 92,437,720 shares outstanding as of May 12, 1994.

                              HANOVER DIRECT, INC.

                                   FORM 10-Q

                                 APRIL 2, 1994

                                     INDEX


Part I  -  Financial Information                                                                                     PAGE
                                                                                                                     ----
 Item 1.  Financial Statements
    Condensed Consolidated Balance Sheets  - January 1, 1994 and April 2, 1994  . . . . . . . . . . . . . . . .        3

    Condensed Consolidated Statements of Income - thirteen weeks ended March 27,
      1993 and April 2, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5

    Condensed Consolidated Statements of Cash Flows - thirteen weeks ended
       March 27, 1993 and April 2, 1994.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6

    Notes to Condensed Consolidated Financial Statements  - thirteen weeks ended
      March 27, 1993 and April 2, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7

  Item 2.  Management's Discussion and Analysis of Consolidated  Financial Condition
     and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10


Part II  -  Other Information

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14


 Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15

ITEM 1.  FINANCIAL STATEMENTS
HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of January 1, 1994 and April 2, 1994

(Unaudited)                                                 JANUARY 1,              APRIL 2,
                                                               1994                   1994
                                                            ---------               ---------
                                                                     (IN THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents                                  $2,583                  $2,170
  Accounts receivable, net                                   19,043                  19,804
  Inventories                                                80,429                  79,467
  Prepaid catalog costs                                      25,571                  26,032
  Deferred tax asset, net                                     2,975                   2,975
  Other current assets                                        2,374                   3,346
                                                          ---------               ---------

                  Total Current Assets                      132,975                 133,794
                                                          ---------               ---------

Property and Equipment, at cost
   Land                                                       1,171                   1,874
   Buildings and building improvements                        7,862                   7,862
   Leasehold improvements                                     6,242                   6,293
   Furniture, fixtures and equipment                         22,551                  23,212
   Construction in progress                                   5,434                   6,368

                                                          ---------               ---------
                                                             43,260                  45,609

Accumulated depreciation and amortization                   (18,341)                (19,190)
                                                          ---------               ---------

                  Net Property and Equipment                 24,919                  26,419
                                                          ---------                  ------

Excess of Cost Over Net Assets of Acquired Businesses,
  net                                                        18,463                  18,317

Deferred Tax Asset, net                                       7,656                   7,656

Other Assets, net                                             4,825                   7,678

                                                          ---------               ---------
                  Total Assets                             $188,838                $193,864
                                                          =========               =========



See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
As of January 1, 1994 and April 2, 1994

(Unaudited)                                                                       JANUARY 1,                  APRIL 2,
                                                                                    1994                        1994
                                                                                  ----------                  --------
                                                                                        (IN THOUSANDS, EXCEPT SHARE
                                                                                          AND PER SHARE AMOUNTS)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt and capital lease obligations                 $2,024                       $1,994
  Accounts payable                                                                78,905                       64,127
  Accrued liabilities                                                             21,539                       19,499
  Customer prepayments and credits                                                 5,031                        3,665
                                                                                 -------                       ------
          Total Current Liabilities                                              107,499                       89,285
                                                                                 -------                       ------

Noncurrent Liabilities:
  Long-term debt                                                                  32,313                       52,198
  Capital lease obligations                                                        1,823                        1,640
  Other                                                                            1,335                        1,322
                                                                                 -------                      -------
          Total Noncurrent Liabilities                                            35,471                       55,160
                                                                                --------                     --------
                   Total Liabilities                                             142,970                      144,445
                                                                                 -------                      -------

Commitments and Contingencies


Shareholders' Equity:

6% Preferred Stock, convertible, $10 stated value, authorized
  5,000,000 shares; issued 234,900 shares in 1993 and 1994                         2,378                        2,414
Common Stock, $.66 2/3 par value, authorized 150,000,000
  shares; issued 83,136,542 shares in 1993 and 84,595,789
  shares in 1994                                                                  55,423                       56,397
Capital in excess of par value                                                   209,834                      209,902
Accumulated deficit                                                             (215,805)                    (212,696)
                                                                                ---------                    ---------
                                                                                  51,830                       56,017
Less:
  Treasury stock, at cost (1,120,032 shares in 1993 and 1994)                     (3,130)                      (3,130)
  Notes receivable from sale of Common Stock                                      (1,774)                      (2,193)
  Deferred compensation                                                           (1,058)                      (1,275)
                                                                                ---------                    ---------
  Shareholders' Equity                                                            45,868                       49,419
                                                                                ---------                    ---------

Total Liabilities and Shareholders' Equity                                      $188,838                     $193,864
                                                                                ========                     ========


See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)                                                                                 13 WEEKS ENDED
                                                                                   ---------------------------------
                                                                                   MARCH 27,                APRIL 2,
                                                                                      1993                    1994
                                                                                   ---------                --------
                                                                                        (IN THOUSANDS, EXCEPT PER
                                                                                        SHARE AND SHARE AMOUNTS)
REVENUES                                                                           $121,565                 $179,226
                                                                                 ----------                ---------
Operating costs and expenses:
   Cost of sales and operating expenses                                              77,980                  114,284
   Selling expenses                                                                  28,252                   43,784
   General and administrative expenses                                               11,682                   16,574
                                                                                 ----------                ---------
                                                                                    117,914                  174,642
                                                                                 ----------                ---------

EARNINGS BEFORE INTEREST AND TAXES                                                    3,651                    4,584
                                                                                 ----------                ---------
  Interest expense                                                                   (1,190)                  (1,343)
  Interest income                                                                        16                       35
                                                                                 ----------                ---------
                                                                                     (1,174)                  (1,308)
                                                                                 ----------                ---------

INCOME BEFORE INCOME TAXES                                                            2,477                    3,276

Income tax provision                                                                  -                          131
                                                                                 ----------                ---------

NET INCOME                                                                            2,477                    3,145

Dividends on preferred stock                                                          1,000                       36
                                                                                 ----------                ---------

Net income applicable to common shareholders                                         $1,477                   $3,109
                                                                                 ==========                =========

PRIMARY AND FULLY DILUTED NET INCOME PER SHARE                                        $0.02                    $0.04
                                                                                 ==========                =========

Weighted average shares outstanding:

   For primary earnings per share                                                71,429,294               87,595,461
                                                                                 ==========               ==========

   For fully diluted earnings per share                                          71,557,111               87,595,461
                                                                                 ==========               ==========



See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                      13 WEEKS ENDED
                                                        ----------------------------------------
                                                        MARCH 27,                       APRIL 2,
                                                          1993                            1994
                                                        ---------                       --------
                                                                     (IN THOUSANDS)
Cash flows from operating activities:
  NET INCOME                                              $2,477                         $3,145
  Adjustments to reconcile net income to net
    cash used by operating activities:
  Depreciation and amortization                            1,046                          1,540
  Other, net                                                 232                            ---
Changes in assets and liabilities:
  Accounts receivable                                      1,591                           (761)
  Inventories                                               (810)                           962
  Prepaid catalog costs                                   (8,296)                          (461)
  Other assets                                               (12)                        (1,050)
  Accounts payable                                         1,055                        (14,778)
  Accrued liabilities                                     (1,588)                        (1,154)
  Customer prepayments and credits                         2,613                         (1,366)
                                                        ---------                       --------
NET CASH (USED) BY OPERATING ACTIVITIES                   (1,692)                       (13,923)
                                                        ---------                       --------

Cash flows from investing activities:
  Acquisitions of property                                (1,205)                        (2,349)
  Net proceeds from sales of property in
    discontinued operations                                  738                            ---
  Other, net                                                (160)                        (3,170)
                                                        ---------                       --------
NET CASH (USED) BY INVESTING ACTIVITIES                     (627)                        (5,519)
                                                        ---------                       --------

Cash flows from financing activities:
  Net borrowings under credit facility                     4,398                         19,922
  Payments of long-term debt and capital lease
    obligations                                           (1,956)                          (251)

  Cash dividends paid on Preferred Stock                     ---                           (886)
  Proceeds from issuance of Common Stock                     ---                            257
  Other, net                                                (415)                           (13)
                                                        ---------                       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  2,027                         19,029
                                                        ---------                       --------
Net decrease in cash and cash equivalents                   (292)                          (413)
Cash and cash equivalents at the beginning of
   the year                                                2,073                          2,583
                                                        ---------                       --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD            $1,781                         $2,170
                                                        =========                       ========

Supplemental cash flow disclosures:
   Interest paid                                            $872                         $1,100
                                                        =========                       ========
   Income taxes paid                                         $21                           $502
                                                        =========                       ========

Supplemental disclosure of noncash investing and
  financing activities:
  Dividend on the Hanover Class B 8% Preferred
    Stock paid in Common Stock                            $1,600                            ---
                                                        =========                       ========
  Issuance of Common Stock for notes receivable           $1,496                         $1,042
                                                        =========                       ========

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THIRTEEN WEEKS ENDED MARCH 27, 1993 AND APRIL 2, 1994 (Unaudited)

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10- Q, and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Reference should be made to the annual financial statements, including the footnotes thereto, included in the Hanover Direct, Inc. (the "Company") Annual Report on Form 10-K for the year ended January 1, 1994. In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial condition, the results of operations and cash flows of the Company and its consolidated subsidiaries for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform with current year presentation.

2.  RETAINED EARNINGS RESTRICTIONS

     The Company is restricted from paying dividends on its Common Stock or from acquiring any of its capital stock by certain debt covenants contained in agreements to which the Company is a party.

3.  EARNINGS PER SHARE

    Net income per share - Net income per share was computed using the weighted average number of shares outstanding. At April 2, 1994, 5,033,735 warrants and 1,824,910 stock options are considered to be common stock equivalents and are included in the calculations of both primary and fully diluted earnings per share for the quarter ended April 2, 1994. At March 27, 1993, 6,993,980 warrants and 220,000 stock options were considered to be common stock equivalents and are included in the calculation of both primary and fully diluted earnings per share for the quarter ended March 27, 1993.

    Supplemental earnings per share - The following represents the pro forma results of operations for the quarter ended March 27, 1993, as if the Gump's, The Company Store and Tweeds acquisitions, which were made in the second half of 1993, had occurred at the beginning of fiscal year 1993 (in thousands, except per share data):

                                            AS REPORTED            PRO FORMA
                                            -----------            ---------
         Revenues                              $121,565             $158,851
         Net income                              $2,477                 $912
         Net income per share                      $.02                  $.0

    The pro forma information does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the period presented, and is not intended to be a projection of future results or trends.

4.  PUBLIC OFFERING OF COMMON STOCK

    On April 7, 1994, the Company completed a public offering (the "Public Offering") of 8,045,296 shares of Common Stock for proceeds of approximately $47.5 million, net of expenses. The net proceeds will be used for general corporate purposes, including the expansion of the Company's business, consisting of upgrading and increasing its fulfillment capacity, purchasing new management information systems, making potential future acquisitions and to reduce outstanding indebtness under the Company's revolving credit facility.
In connection with the Public Offering, Sun Life Insurance Company of America ("Sun Life") exercised 1,960,245 warrants and purchased 1,309,207 shares in a net-issue exchange, of which 654,604 shares were sold in the Public Offering. The Company did not receive any of the proceeds from the sale of shares by Sun Life.

    The following pro forma consolidated Balance Sheet and Income Statement data assumes that the Public Offering had occurred on January 2, 1994, and the Company paid down its revolving line of credit and paid off $6 million of the $20 million 9.25% notes held by Sun Life.

                                                                  APRIL 2, 1994
                                                          --------------------------
                                                                   (UNAUDITED)
                                                                   -----------

(IN THOUSANDS)                                            AS REPORTED      PRO FORMA
                                                          -----------      ---------
Working capital                                             $44,509         $65,892
Total assets                                               $193,864        $215,247
Total debt                                                  $55,832         $29,679
Shareholders' equity                                        $49,419         $97,647

                                                                 APRIL 2, 1994
                                                           -------------------------
                                                                  (UNAUDITED)
                                                                  -----------

(IN THOUSANDS)                                            AS REPORTED      PRO FORMA
                                                          -----------      ---------
Revenues                                                   $179,226        $179,226
Earnings before interest and taxes                           $4,584          $4,584
Interest expense, net                                        $1,308            $616
Net income                                                   $3,145          $3,837
Net income per share                                           $.04            $.04

    Assuming that the Public Offering was consummated on January 2, 1994, the weighted average shares outstanding for both primary and fully diluted earnings per share would have been 96,633,452.

5.  INVESTMENTS

    Boston Publishing Company, Inc. - In February 1994, the Company acquired a 20% ownership interest in Boston Publishing Company, Inc. ("BPC"), the publisher of The Museum Collection and Finishing Touches catalogs, in consideration for providing $3.0 million of secured working capital financing, a $.75 million short-term loan and a $.5 million convertible note. The note is convertible into equity representing approximately 4% of BPC. As of April 2, 1994, the Company had advanced $.9 million under the working capital line of credit. The working capital line of credit is secured by accounts receivable and inventory. The Company also acquired an option to acquire an additional 1,536,345 shares at $2.08 per share subject to anti-dilution provisions which would increase its ownership to 50% in BPC. The BPC shareholders will have the right to require the Company to purchase their shares in fiscal year 1997 under certain circumstances. As part of the acquisition, the Company will provide BPC with access to the Company's proprietary customer list and catalog production assistance. BPC had approximately $12 million (unaudited) in revenues in 1993.

    The Safety Zone - In March 1994, the Company extended a secured working capital line of credit of up to $1.0 million to Aegis Safety Holdings, Inc.,
("Aegis"),  the publisher of The Safety Zone catalog.   As of April 2, 1994,
the Company had advanced $.2 million under the working capital line of credit. The working capital line of credit is secured by inventory. The Company owns a 20% ownership interest in Aegis.

    Blue Ridge Associates - In January 1994, the Company purchased a 50% interest in Blue Ridge Associates, a partnership which owns the Tweeds Roanoke, Virginia fulfillment center. The Company made a capital contribution of $1.1 million to the partnership.

    The investments in BPC, Aegis and Blue Ridge Associates are accounted for by the equity method of accounting.

6.  INCOME TAXES

    At April 2, 1994, the Company had $143 million of net operating losses ("NOLs"). Realization of the future tax benefits associated with the NOLs is dependent on the Company's ability to generate taxable income within the carryforward period and the periods in which net temporary differences reverse. Future levels of operating income and taxable income are dependent upon general economic conditions, competitive pressures on sales and margins, postal and other delivery rates, and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of all of the NOLs and reversals of temporary differences. As of April 2, 1994, the Company has a deferred tax asset valuation allowance of approximately $49 million with a net deferred tax asset of $10.6 million, which was recorded in prior years relating to the realization of the NOLs.

    Management believes that, although the recent operating results might justify a higher amount, in view of its history of operating losses prior to 1992, the $10.6 million represents a reasonable conservative estimate of the future utilization of the NOLs and the Company will continue to evaluate the likelihood of future profit and the necessity of future adjustments to the deferred tax asset valuation allowance. Management anticipates that, if the trend in the Company's earnings continues for the remainder of the year, the deferred tax asset valuation allowance would be revised in the fourth quarter of 1994 to reflect the probability that a greater amount of NOLs and temporary differences would be utilized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the fiscal quarters indicated, the percentage relationship to revenues of certain items in the Company's Condensed Consolidated Statements of Income.

                                                                       FISCAL QUARTER
                                                                  -------------------------
                                                                  1993                 1994
                                                                  ----                 ----
Revenues                                                         100.0%               100.0%
Cost of sales and operating expenses                              64.1                 63.8
Selling expenses                                                  23.2                 24.4
General and administrative expenses                                9.6                  9.2
Earnings before interest and taxes                                 3.0                  2.6
Interest expense, net                                              1.0                   .7
Income before income taxes                                         2.0                  1.8
Income tax provision                                                 -                    -
Net income                                                         2.0                  1.8
Net income applicable to common shareholders                       1.2%                 1.7%

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED APRIL 2, 1994 COMPARED WITH THIRTEEN WEEKS ENDED MARCH 27, 1993.

    Net Income. Net income increased 27% to $3.1 million for the quarter ended April 2, 1994, compared to net income of $2.5 million in the same period last year. Net income applicable to common shareholders increased to $3.1 million or $.04 per share for the quarter ended April 2, 1994, compared to $1.5 million or $.02 per share in 1993, after deducting preferred dividends of $1.0 million in 1993 and $0 in 1994.

    Revenues. Revenues increased in the quarter by over 47% to $179 million from $122 million for the same period in 1993. The significant increase in revenues was the result of a 16% increase in sales from continuing catalogs led by a 28% increase in revenues of Domestications, revenues of $15.6 million from the Company's venture with Sears, and revenues of $27.8 million from Gump's, Tweeds and The Company Store ("1993 acquisitions") which were acquired in the second half of 1993. Overall, Non-Apparel catalog revenues increased approximately 64% while Apparel catalog revenues increased 8%. Revenues from catalogs discontinued in 1993 were $4.5 million in 1993. The Company mailed approximately 96 million catalogs for the spring 1994 season, an increase of 25% over 1993.

    Revenues were negatively impacted by an increase in customer returns to approximately 15% of shipped sales in the first quarter of 1994 from approximately 13% for the same period in 1993. The increased returns were generated by certain product categories and the Company is implementing measures to reduce the rate of returns of these items. The order cancellation rate decreased to 5% of revenues in the first quarter of 1994 from 7% for the same period in 1993, principally as a result of improved in-stock inventory positions designed to improve customer satisfaction.

    Operating Costs and Expenses. Cost of sales and operating expenses decreased to 63.8% of revenues in the first quarter of 1994 compared to 64.1% for the same period in 1993. This decrease is primarily attributable to a change in sales mix which includes increased revenues from Domestications and revenues from the 1993 acquisitions which have experienced overall higher profit margins. This decrease in costs was partially offset by higher delivery costs as driven primarily by the increase in revenues from Domestications which has larger products and, thus, higher delivery costs.

    Selling expenses increased $15.5 million to 24.4% of revenues in the first quarter of 1994 from 23.2% of revenues for the same period in 1993 due to the 25% increase in circulation, lower response rates (related principally to an aggressive customer acquisition campaign, primarily in Domestications) and the inclusion of the Sears license fees which did not exist in 1993.

    General and administrative expenses decreased to 9.2% of revenues in the first quarter of 1994 from 9.6% for the same period in 1993. Such expenses increased $4.9 million, or 42%, from 1993 to 1994, including $4.2 million of expenses for the 1993 acquisitions. In addition, in the first quarter of 1993 other income of $.7 million was included in general and administrative expenses. On a comparable basis, general and administrative expenses excluding the 1993 acquisitions decreased to 8.0% of such catalog revenues in the first quarter of 1994 from 9.6% for the same period in 1993 primarily as a result of increased revenues from these catalogs without significantly increasing the overhead base. General and administrative expenses for the 1993 compared to the fourth quarter in 1993 and should continue to decrease for the remainder of 1994 as a result of operational changes.

    Earnings Before Interest and Taxes. Earnings before interest and taxes ("EBIT") increased to $4.6 million in the first quarter of 1994, or 2.6% of revenues, from $3.7 million for the same period in 1993, or 3.0% of revenues. In each of 1994 and 1993, there were $.7 million of corporate expenses that were not charged to the catalogs. In the first quarter of 1993 there was $.7 million of other income not charged to the catalogs. EBIT excluding the discontinued catalogs was $5.3 million in the first quarter of 1994 (comprised of income of $6.1 million and a loss of $.8 million for Non-Apparel and Apparel, respectively) compared to income of $5.3 million for the same period in 1993 (comprised of $4.1 million and $1.2 million for Non-Apparel and Apparel, respectively). The 1993 acquisitions generated break-even EBIT in the first quarter of 1994 partially due to seasonality within its product lines. Losses from discontinued catalogs were $1.6 million in the first quarter of 1993 compared to no such losses for the same period in 1994.

    The $2.0 million reduction in EBIT excluding the discontinued catalogs in the Apparel group from the first quarter in 1993 to the same period in 1994 was comprised of $.6 million and $1.4 million lower EBIT from Men's Apparel and Women's Apparel, respectively.

    The Men's Apparel catalogs generated break-even EBIT in the first quarter of 1994 compared to a profit of $.6 million in the first quarter of 1993. The operating results for these catalogs deteriorated after the first quarter of 1993 resulting in losses for the fiscal year 1993. This trend was reversed in the first quarter of 1994 due to changes made in 1993 in merchandise presentation, circulation and overhead, which has generated improved response rates and a lower fixed cost structure.

    The Women's Apparel catalogs generated a negative EBIT of $.8 million in the first quarter of 1994 compared with an EBIT of $.6 million in 1993. These catalogs are being more sharply focused on their target audience and circulation levels have been reduced, resulting in improved response rates and overall higher average order size for the group. In addition, overhead levels have been decreased. The changes have positively impacted two of the four catalogs in the group and it is expected that the other catalogs will improve
throughout the year.   In addition, the first quarter was negatively impacted
by start-up costs for a new catalog which will be mailed later in 1994 and from operating inefficiencies at its Tweeds Roanoke, Virginia facility, which is still operating below capacity. Operating inefficiencies and excess capacity that currently exists in the Roanoke facility will improve in the second quarter of 1994 when the Women's Apparel catalogs are consolidated in this facility.

    Interest Expense, Net. Interest expense, net increased $.1 million to $1.3 million in the first quarter of 1994 due to the issuance of $20 million of 9.25% Senior Subordinated Notes ("9.25% Notes") in August 1993 (which was used, in part, to retire $12.4 million of 8% Notes that were due in October 1994 and $.8 million of 14% Debentures), and from the issuance of $4.6 million long-term debt in connection with the acquisition of The Company Store in August, 1993.

    Income Taxes. The Federal income tax provisions of $1.0 million for the quarter ended April 2, 1994 and $1.1 million for the same period in 1993 were offset by the utilization of certain NOLs. The Company recorded a state tax provision of $.1 million in each of the first quarters of 1994 and 1993. At April 2, 1994, the Company had $143 million of net operating losses ("NOLs") and a deferred tax asset valuation allowance of approximately $49 million with a net deferred tax asset of $10.6 million, which was recorded in prior years relating to the realization of the NOLs.

    Management believes that, although the recent operating results might justify a higher amount, in view of its history of operating losses prior to 1992, the $10.6 million represents a reasonable conservative estimate of the future utilization of the NOLs and the Company will continue to evaluate the likelihood of future profit and the necessity of future adjustments to the deferred tax asset valuation allowance. Management anticipates that, if the trend in the Company's earnings continue for the remainder of the year, the deferred tax asset valuation allowance would be revised in the fourth quarter of 1994 to reflect the probability that a greater amount of NOLs and temporary differences would be utilized.

    Shareholders' Equity. The number of shares of Common Stock outstanding increased by 1,459,247 in 1994 due to: i) 150,000 shares issued in connection with the Company's equity and incentive plans, net of forfeitures and ii) 1,309,247 shares issued in a cashless exchange for certain warrants. At April 2, 1994, there were 84,392,424 shares of Common Stock outstanding compared to 82,933,177 shares outstanding at January 1, 1994.

    The dividends of $1.0 million in the first quarter of 1993 represent dividend requirements on the two preferred stocks which were converted into Common Stock in the second half of 1993, which resulted in the elimination of such dividends.

LIQUIDITY AND CAPITAL RESOURCES

    Working Capital.  At April 2, 1994, the Company had $2.2 million in cash and cash equivalents, compared to $2.6 million at January 1, 1994.
Working capital and the current ratio were $44.5 million and 1.50 to 1 at April 2, 1994 versus $25.5 million and 1.24 to 1 at January 1, 1994. The Company used $14.3 million of cash in operations in the first quarter of 1994, primarily to pay for inventory purchases from the recent holiday season and to build inventories for the current season. The purchases were financed by operating profits and by borrowings under the Company's revolving credit
facility which had been substantially paid down at January 1, 1994.   At April
2, 1994, borrowings under the Company's $52.5 million revolving credit facility aggregated $20.2 million, in addition to $2.5 million of documentary letters of credit.

    At January 1, 1994, the Company had a $5 million secured limited guarantee provided by a subsidiary of North American Resources Group Limited, the Company's largest shareholder, which allowed the Company to borrow in excess of its availability, based on a formula, up to the facility limit of $52.5 million. The guarantee was eliminated in 1994 based on the operating results in 1993.

    Public Offering of Common Stock. On April 7, 1994, the Company consummated a public offering (the "Public Offering") of 8,045,296 shares of its Common Stock resulting in net proceeds of $47.5 million to the Company. The Company intends to use the net proceeds for general corporate purposes, including the expansion of the Company's business, consisting of upgrading and increasing its fulfillment capacity, purchasing new management information systems, making potential future acquisitions and to reduce outstanding indebtness under the Company's revolving credit facility.

    In April 1994, the Company repaid $6 million of its 9.25% Notes and paid down the revolving credit facility using the proceeds of the Public Offering. Assuming that the Public Offering had occurred on January 2, 1994 and the Company used the proceeds to pay down the outstanding $20.2 million long-term revolving credit facility and $6 million of the 9.25% Notes and invested the remaining amount in working capital, the Company's working capital and Shareholders' Equity at April 2, 1994, would have been $65.9 million and $97.6 million, respectively.

    The Company believes that it has sufficient capital to support the growth of the business and infrastructure investments.

    Infrastructure Investments. In 1994, the Company began to construct a new 530,000 square foot fulfillment center on a 53 acre site in Roanoke, Virginia. The Company purchased 38 acres and 15 acres were purchased by Roanoke County. The 15 acres will be transferred to the Company at no cost upon the satisfaction of certain conditions. This facility is being constructed to support the Domestications catalog. The center is projected to cost $18 million, including $.7 million for the purchase of the land. The Company expects to incur the costs over the next twelve months and is pursuing mortgage and other financing to fund the facility. The Company is not dependent on external financing to fund the project.

    In January 1994, the Company purchased a 50% interest in Blue Ridge Associates, a partnership which owns the Tweeds Roanoke, Virginia fulfillment center. The Company made a capital contribution of $1.1 million to the partnership.

    The Company is also currently in the process of upgrading its management information systems by implementing new integrated software which it expects to be fully operational in 1995 and is migrating from a centralized mainframe to mid-range mini-computers at a total estimated cost of approximately $13 to $15 million. As of April 2, 1994, the Company has incurred costs of approximately $5.9 million as part of this plan, including capital leases aggregating $2.4 million to be paid over four years.

    Effects of Inflation. The Company normally experiences increased cost of sales and operating expenses as a result of the general rate of inflation in the economy. Operating margins are generally maintained through selective price increases where market conditions permit. The Company's inventory is mailorder merchandise which undergoes sufficiently high turnover so that the cost of goods sold approximates replacement cost. Because sales are not dependent upon a particular supplier or product brand, the Company can adjust product mix to mitigate the effects of inflation on its overall merchandise base.

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)      None

(b) Incorporated by reference to the Company's Report on Form 8-K dated February 17, 1994, regarding the financial statements of the Company's acquisitions in fiscal year ended January 1, 1994.

         Incorporated by reference to the Company's Report on Form 8-K dated March 9, 1994, regarding pro forma financial statements of the Company for the year ended January 1, 1994, for the Company's acquisitions in fiscal year ended January 1, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                                  HANOVER DIRECT, INC.
                                                            -------------------------------
                                                                       Registrant





                                                            s/Wayne P. Garten
                                                            ------------------------------
                                                            Wayne P. Garten
                                                            Executive Vice President and
                                                            Chief  Financial Officer




May 16 , 1994