Form 10-Q
period 1994-07-02
HANOVER DIRECT INC /DE//
filed 1994-08-16
CIK 320333

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JULY 2, 1994
                                                 ------------

                         Commission file number 1-12082


                              HANOVER DIRECT, INC.
          ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                   DELAWARE                          13-0853260
          -----------------------          -------------------------------------
         (State of incorporation)          (IRS Employer Identification No.)

1500 HARBOR BOULEVARD, WEEHAWKEN, NEW JERSEY                   07087
- - --------------------------------------------                -----------
       (Address of principal executive offices)             (Zip Code)


                                 (201) 863-7300
                               ------------------
                               (Telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 YES X   NO
                                    ---    ---

* Common stock, par value $.66 2/3 per share: 92,540,554 shares outstanding as of August 15, 1994.

                              HANOVER DIRECT, INC.

                                   FORM 10-Q

                                  JULY 2, 1994

                                     INDEX


Part I  -  Financial Information                                                                                     Page
                                                                                                                     ----
 Item 1.  Financial Statements
    Condensed Consolidated Balance Sheets  - January 1, 1994 and July 2, 1994 . . . . . . . . . . . . . . . .        3

    Condensed Consolidated Statements of Income - thirteen and twenty-six weeks
       ended June 26, 1993 and July 2, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5

    Condensed Consolidated Statements of Cash Flows - twenty-six weeks ended
       June 26, 1993 and July 2, 1994.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6

    Notes to Condensed Consolidated Financial Statements  - thirteen and twenty-six
      weeks ended June 26, 1993 and July 2, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8

  Item 2.  Management's Discussion and Analysis of Consolidated  Financial Condition
     and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11


Part II  -  Other Information

  Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . .        17

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17


 Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18

ITEM 1.  FINANCIAL STATEMENTS
HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of January 1, 1994 and July 2, 1994

(Unaudited)                                                     JANUARY 1,       JULY 2,
                                                                  1994            1994
                                                             --------------  --------------
                                                                     (IN THOUSANDS)
ASSETS

Current Assets:
  Cash and cash equivalents                                  $       2,583   $      10,464
  Accounts receivable, net                                          19,043          22,597
  Inventories                                                       80,429          76,410
  Prepaid catalog costs                                             25,571          29,174
  Other current assets                                               5,349           5,856
                                                             -------------   -------------
                Total Current Assets                               132,975         144,501
                                                             -------------   -------------
Property and Equipment, at cost
   Land                                                              1,171           1,171
   Buildings and building improvements                               7,862           7,971
   Leasehold improvements                                            6,242           6,525
   Furniture, fixtures and equipment                                22,551          23,269
   Construction in progress                                          5,434          10,554
                                                             -------------   -------------
                                                                    43,260          49,490

Accumulated depreciation and amortization                          (18,341)       (20,076)
                                                             -------------   -------------
                Net Property and Equipment                          24,919          29,414
                                                             -------------   -------------
Excess of Cost Over Net Assets of Acquired Businesses, net          18,463          18,045
Investments and Advances to Unconsolidated Subsidiaries             -                4,793
Deferred Tax Asset, net                                              7,656           7,656
Other Assets, net                                                    4,825           4,960
                                                             -------------   -------------
                Total Assets                                 $     188,838   $     209,369
                                                             =============   =============



See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
As of January 1, 1994 and July 2, 1994

(Unaudited)                                                                   JANUARY 1,         JULY 2,
                                                                                 1994             1994
                                                                           -------------   -------------
                                                                             (IN THOUSANDS, EXCEPT SHARE
                                                                                AND PER SHARE AMOUNTS)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt and capital lease obligations          $       2,024   $       1,963
  Accounts payable                                                                78,905          55,991
  Accrued liabilities                                                             21,539          18,161
  Customer prepayments and credits                                                 5,031           4,892
                                                                           -------------   -------------
        Total Current Liabilities                                                107,499          81,007
                                                                           -------------   -------------

Noncurrent Liabilities:
  Long-term debt                                                                  32,313          26,223
  Capital lease obligations                                                        1,823           1,486
  Other                                                                            1,335           1,825
                                                                           -------------   -------------
        Total Noncurrent Liabilities                                              35,471          29,534
                                                                           -------------   -------------
                Total Liabilities                                                142,970         110,541
                                                                           -------------   -------------

Commitments and Contingencies


Shareholders' Equity:

6% Preferred Stock, convertible, $10 stated value, authorized
  5,000,000 shares; issued 234,900 shares in 1993 and 1994                         2,378           2,449
Common Stock, $.66 2/3 par value, authorized 150,000,000
  shares; issued 83,136,542 shares in 1993 and 92,629,234
  shares in 1994                                                                  55,423          61,752
Capital in excess of par value                                                   209,834         252,002
Accumulated deficit                                                             (215,805)       (209,888)
                                                                           -------------   -------------
                                                                                  51,830         106,315
Less:
  Treasury stock, at cost (1,120,032 shares in 1993 and                           (3,130)         (3,268)
    1,139,543 shares in 1994)
  Notes receivable from sale of Common Stock                                      (1,774)         (1,808)
  Deferred compensation                                                           (1,058)         (1,035)
  Valuation allowance - Marketable Securities                                     -               (1,376)
                                                                           -------------   -------------
  Shareholders' Equity                                                            45,868          98,828
                                                                           -------------   -------------

Total Liabilities and Shareholders' Equity                                 $     188,838   $     209,369
                                                                           =============   =============



See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES                             13 WEEKS ENDED                    26 WEEKS ENDED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME                 ----------------------------      ----------------------------
(Unaudited)                                                  JUNE 26,          JULY 2,         JUNE 26,          JULY 2,
                                                               1993             1994             1993             1994
                                                            -----------      -----------      -----------      -----------
                                                                   (in thousands, except share and share amounts)
REVENUES                                                    $   144,319      $   185,113      $   265,884      $   364,339
Operating costs and expenses:
  Cost of sales and operating expenses                           91,741          114,870          169,721          229,154
  Selling expenses                                               35,968           49,020           64,220           92,804
  General and administrative expenses                            12,565           17,578           24,247           34,152
                                                            -----------      -----------      -----------      -----------
                                                                140,274          181,468          258,188          356,110
                                                            -----------      -----------      -----------      -----------
EARNINGS BEFORE INTEREST AND TAXES                                4,045            3,645            7,696            8,229
                                                            -----------      -----------      -----------      -----------
  Interest expense                                               (1,127)            (876)          (2,317)          (2,219)
  Interest income                                                 1,438              203            1,454              238
                                                            -----------      -----------      -----------      -----------
                                                                    311             (673)            (863)          (1,981)

INCOME BEFORE INCOME TAXES                                        4,356            2,972            6,833            6,248
Income tax provision                                               -                (129)            -                (260)
                                                            -----------      -----------      -----------      -----------
NET INCOME                                                        4,356            2,843            6,833            5,988

Dividends on preferred stock                                     (1,005)             (35)          (2,005)             (71)
                                                            -----------      -----------      -----------      -----------
Net income applicable to common shareholders                $     3,351      $     2,808      $     4,828      $     5,917
                                                            ===========      ===========      ===========      ===========
Primary and fuly diluted net income per share               $       0.5      $      0.03      $      0.07      $      0.06
                                                            ===========      ===========      ===========      ===========

Weighted Average Shares Outstanding:
  For primary earnings per share                             72,688,218       95,441,204       72,280,731       91,515,952
                                                            ===========      ===========      ===========      ===========
  For fully diluted earnings per share                       74,116,949       95,441,204       73,851,182       91,515,952
                                                            ===========      ===========      ===========      ===========


See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
                                                                                 26 WEEKS ENDED
                                                                         ------------------------------
                                                                            JUNE 26,         JULY 2,
                                                                              1993            1994
                                                                         -------------    -------------
                                                                                  (IN THOUSANDS)

Cash flows from operating activities:
  NET INCOME                                                             $       6,833    $       5,988
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
  Depreciation and amortization                                                  2,034            2,721
  Other, net                                                                       256               20
Changes in assets and liabilities:
  Accounts receivable                                                            4,543           (3,554)
  Inventories                                                                   (5,453)           4,019
  Prepaid catalog costs                                                         (4,716)          (3,603)
  Other current assets                                                             416             (507)
  Accounts payable                                                               2,404          (22,914)
  Accrued liabilities                                                           (5,032)          (2,492)
  Customer prepayments and credits                                                (933)            (139)
                                                                         -------------    -------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                   352          (20,461)
                                                                         -------------    -------------

Cash flows from investing activities:
  Decrease in restricted cash                                                      480             -
  Acquisitions of property                                                      (1,695)          (6,230)
  Net proceeds from sales of property in discontinued
    operations                                                                     941             -
   Investments and advances to unconsolidated subsidiaries                        -              (6,169)
  Other, net                                                                    (1,680)            (680)
                                                                         -------------    -------------
NET CASH (USED) BY INVESTING ACTIVITIES                                         (1,954)         (13,079)
                                                                         -------------    -------------



See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)

(Unaudited)
                                                                             26 WEEKS ENDED
                                                                     ------------------------------
                                                                        JUNE 26,         JULY 2,
                                                                         1993            1994
                                                                     -------------    -------------
                                                                             (in thousands)
Cash flows from financing activities:
  Net borrowings (payments) under credit facility                            5,296           -
  Payments of long-term debt and capital lease obligations                  (2,013)          (6,489)
  Cash dividends paid on Preferred Stock                                    -                  (886)
  Proceeds from issuance of Common Stock                                    -                48,934
  Purchase of Treasury Stock                                                -                  (138)
  Other, net                                                                   395           -
                                                                     -------------    -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    3,678           41,421
                                                                     -------------    -------------

Net increase in cash and cash equivalents                                    2,076            7,881
Cash and cash equivalents at the beginning of the year                       2,073            2,583
                                                                     -------------    -------------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                   $       4,149    $      10,464
                                                                     =============    =============

Supplemental cash flow disclosures:
   Interest paid                                                     $       2,087    $       1,400
                                                                     =============    =============
   Income taxes paid                                                 $          36    $         482
                                                                     =============    =============

Supplemental disclosure of noncash investing and financing
  activities:
  Dividend on Hanover 7.5% Preferred Stock paid in-kind              $         397    $      -
                                                                     =============    =============
  Dividend on Hanover Class B 8% Preferred Stock
    paid in Common Stock                                             $       1,600    $      -
                                                                     =============    =============
  Issuance of Common Stock for notes receivable                      $       1,452    $       1,042
                                                                     =============    =============


See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 26, 1993 AND JULY 2, 1994 (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Reference should be made to the annual financial statements, including the footnotes thereto, included in the Hanover Direct, Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended January 1, 1994. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial condition, the results of operations and cash flows of the Company and its consolidated subsidiaries for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform with current year presentation.

2.       RETAINED EARNINGS RESTRICTIONS

          The Company is restricted from paying dividends on its Common Stock or from acquiring any of its capital stock by certain debt covenants contained in agreements to which the Company is a party.

3.       EARNINGS PER SHARE

         Net income per share - Net income per share was computed using the weighted average number of shares outstanding. At July 2, 1994, 5,033,735 warrants and 1,511,912 stock options were considered to be common stock equivalents and are included in the calculations of both primary and fully diluted earnings per share for the quarter and the six months ended July 2, 1994. At June 26, 1993, 6,993,980 warrants and 1,481,170 stock options were considered to be common stock equivalents and are included in the calculation of both primary and fully diluted earnings per share for the quarter and the six months ended June 26, 1993.

         Supplemental earnings per share - The following represents the pro forma results of operations for the quarter and six months ended June 26, 1993, as if the Gump's, The Company Store and Tweeds acquisitions, which were made in the second half of 1993, had occurred at the beginning of fiscal year 1993 (in thousands, except per share data):

                                        FOR THE QUARTER ENDED                      FOR THE SIX MONTHS ENDED
                                           JUNE 26, 1993                               JUNE 26, 1993
                                     ---------------------------                 -----------------------------
                                     AS REPORTED     PRO FORMA                   AS REPORTED      PRO FORMA
                                     -----------     ---------                   -----------      ---------
Revenues                               $144,319      $179,080                     $265,884       $337,931
Net income applicable to
 Common Shareholders                     $3,351        $3,059                       $4,828         $2,971
Net income per share                       $.05          $.04                         $.07           $.04

         The pro forma information does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented, and is not intended to be a projection of future results or trends.

4.       PUBLIC OFFERING OF COMMON STOCK

         On April 7, 1994, the Company completed a public offering (the "Public Offering") of 8,045,296 shares of its Common Stock for proceeds of approximately $47.5 million, net of expenses. The net proceeds are being used for general corporate purposes, including the expansion of the Company's business, consisting of upgrading and increasing its fulfillment capacity, purchasing new management information systems, making potential future acquisitions and to reduce outstanding indebtness under the Company's revolving credit facility. In connection with the Public Offering, Sun Life Insurance Company of America ("Sun Life") exercised 1,960,245 warrants and purchased 1,309,207 shares of Common Stock in a net-issue exchange, of which 654,604 shares were sold in the Public Offering. The Company did not receive any of the proceeds from the sale of the shares by Sun Life.

         In April 1994, the Company paid down $6 million of the $20 million 9.25% Notes held by Sun Life.

5.       INVESTMENTS

          The Company has invested approximately $2.5 million in debt securities which the Company intends to hold as a long term investment. In accordance with Statement of Financial Accounting Standards No. 115 - Accounting for Debt and Equity Securities ("SFAS 115"), the Company has established a valuation allowance as a component of shareholders' equity in the amount of $1.4 million to reflect the estimated current market value. These securities are included in investments and advances to unconsolidated subsidiaries in the accompanying balance sheet.

         Boston Publishing Company, Inc. - On August 3, 1994, Boston Publishing Company, Inc. ("BPC"), in which the Company holds a 20% ownership interest, filed for protection under Chapter 11 of the United States Code. As of August 2, 1994, the Company had advanced approximately $2.3 million in loans to BPC, of which approximately $1.2 million is secured by all assets of BPC. The Company has established a reserve of $.5 million against these loans and to reflect the Company's portion of BPC's losses. The loans to BPC are included in investments and advances to unconsolidated subsidiaries in the accompanying balance sheet.

         Aegis Safety Holdings, Inc. - As of July 2, 1994, the Company had advanced $.7 million under a $1.0 million secured working capital line of credit to Aegis Safety Holdings, Inc. ("Aegis"), the publisher of The Safety Zone catalog. The working capital line of credit is secured by inventory and other assets of Aegis. The Company holds a 20% ownership interest in Aegis. Aegis is in violation of certain debt covenants with the Company and is negotiating a restructuring of the loan agreement.

         Blue Ridge Associates - In January 1994, the Company purchased for $1.1 million, a 50% interest in Blue Ridge Associates, a partnership which owns the Tweeds Roanoke, Virginia fulfillment center.

         The investments in BPC, Aegis and Blue Ridge Associates are accounted for by the equity method of accounting.

6.       INCOME TAXES

         At July 2, 1994, the Company had $143 million of net operating losses
("NOLs") for income tax purposes.   Realization of the future tax benefits
associated with the NOLs is dependent on the Company's ability to generate taxable income within the carryforward period and the periods in which net temporary differences reverse. Future levels of operating income and taxable income are dependent upon general economic conditions, competitive pressures on sales and margins, postal and other delivery rates, and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of all of the NOLs and reversals of temporary differences. As of July 2, 1994, the Company had a deferred tax asset valuation allowance of approximately $46 million with a net deferred tax asset of $10.6 million, which was recorded in prior years relating to the realization of the NOLs.

         Management believes that, although the recent operating results might justify a reduction of the deferred tax valuation allowance, in view of its history of operating losses prior to 1992, the $10.6 million represents a reasonable conservative estimate of the future utilization of the NOLs and the Company will continue to evaluate the likelihood of future profit and the necessity of future adjustments to the deferred tax asset valuation allowance. Management anticipates that, if the trend in the Company's earnings continues for the remainder of the year, the deferred tax asset valuation allowance would be revised in the fourth quarter of 1994 to reflect the probability that a greater amount of NOLs and temporary differences would be utilized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth, for the fiscal periods indicated, the percentage relationship to revenues of certain items in the Company's condensed consolidated statements of income.

                                                          13 WEEKS ENDED                 26 WEEKS ENDED
                                                        -----------------------        ------------------------
                                                        JUNE 26,        JULY 2,        JUNE 26,         JULY 2,
                                                          1993            1994           1993             1994
                                                        --------         ------        --------          ------
Revenues  . . . . . . . . . . . . . . . . . . . . . .   100.0%           100.0%         100.0%           100.0%
Cost of sales and operating expenses  . . . . . . . .    63.6             62.1           63.8             62.9
Selling expenses  . . . . . . . . . . . . . . . . . .    24.9             26.5           24.2             25.5
General and administrative expenses . . . . . . . . .     8.7              9.5            9.1              9.4
Earnings before interest and taxes  . . . . . . . . .     2.8              2.0            2.9              2.3
Interest (income) expense, net  . . . . . . . . . . .     (.2)              .4             .3               .6
Income before income taxes  . . . . . . . . . . . . .     3.0              1.6            2.6              1.7
Income tax provision  . . . . . . . . . . . . . . . .       -                -              -                -
Net income  . . . . . . . . . . . . . . . . . . . . .     3.0              1.5            2.6              1.6
Net income applicable to common shareholders  . . . .     2.3              1.5            1.8              1.6

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JULY 2, 1994 COMPARED WITH THIRTEEN WEEKS ENDED JUNE 26, 1993.

         Net Income. Net income decreased 35% to $2.8 million for the quarter ended July 2, 1994, compared to net income of $4.4 million in the same period last year. Net income applicable to common shareholders was $2.8 million or $.03 per share for the current quarter, compared to $3.4 million or $.05 per share for the same period in 1993, after deducting preferred stock dividends of $1.0 million in 1993 and $.04 million in 1994. The weighted average number of shares outstanding increased 29% to 95,441,204 shares for the quarter ended July 2, 1994 due to the Public Offering, compared to 74,116,949 shares for the same period in 1993.

         Revenues. Revenues increased in the quarter by over 28% to $185 million from $144 million for the same period in 1993. Overall, Non-Apparel catalog revenues increased approximately 41% while Apparel catalog revenues remained flat. The significant increase in revenues was the result of a 13% increase in revenues of Domestications, revenues of $18.4 million from the Company's venture with Sears, and revenues of $28.1 million from Gump's, Tweeds and The Company Store, which were acquired in the second half of 1993 ("1993 acquisitions"). Revenues from catalogs discontinued in 1993 were $6.9 million in 1993. The Company mailed approximately 112 million catalogs for the summer 1994 season, an increase of 34% over 1993.

         The second quarter of 1994 was negatively impacted by an increase in customer returns to approximately 16% of shipped sales from approximately 13% of shipped sales for the same period in 1993. The increased returns were generated by certain product categories and the Company has implemented measures to reduce the rate of returns of these items in the second half of 1994. Revenues in the quarter were positively impacted by an increase in average order size compared to the same period in 1993.

         Operating Costs and Expenses. Cost of sales and operating expenses decreased to 62.1% of revenues in the second quarter of 1994 compared to 63.6% for the same period in 1993. This decrease was primarily attributable to an increase in the Apparel catalogs' gross margin, lower fulfillment costs, a continued shift in sales mix towards Domestications and the 1993 acquisitions, which experience overall higher profit margins. The lower fulfillment costs were partially offset by higher delivery costs resulting from this shift in sales mix.

         Selling expenses increased $13.1 million to 26.5% of revenues in 1994 from 24.9% of revenues for the same period in 1993. The increase in selling expenses as a percentage of revenues resulted primarily from lower than anticipated response to the Company's prospecting program for new customers, as catalog circulation was significantly increased in anticipation of the 1995 postal rate increase. Overall demand from the new customer acquisition program was soft principally in the Non-Apparel catalogs, where prospecting was heaviest, resulting in an acceleration of the expensing of catalog costs in the current quarter leading to higher selling expenses.

         General and administrative expenses increased to 9.5% of revenues in the second quarter of 1994 from 8.7% for the same period in 1993. Such expenses increased $5.0 million, or 40% from 1993, due primarily to the 1993 acquisitions ($3.9 million) and higher MIS costs. Additionally general and administrative expenses included $.5 million, relating to the establishment of a reserve for a loan made to a 20% affiliate of the Company and the Company's portion of the affiliates losses.

         Earnings Before Interest and Taxes. Earnings before interest and taxes ("EBIT") was $3.6 million in the second quarter of 1994, as compared to $4.0 million in 1993. Losses from discontinued catalogs were $.3 million in the second quarter of 1993 compared to no such losses for the same period in 1994. The 1993 acquisitions generated $.4 million of EBIT in the second quarter of 1994.

         Non-Apparel EBIT declined by $1.1 million in the second quarter of 1994 compared to 1993 primarily due to the previously discussed results of the new customer acquisition program. Non-Apparel EBIT was also impacted by a negative $.7 million EBIT from Gump's, where the retail store is currently operating in smaller temporary space, until its new location, which is currently under construction, opens in the first quarter of 1995. This smaller location has negatively impacted revenues resulting in the operating loss. The Company anticipates that Gump's retail will continue to incur these losses through the next quarter.

         Apparel EBIT increased by $1.1 million, excluding discontinued catalogs ($.4 million) from the second quarter of 1993. The improved operating results for the Apparel catalogs in 1994 reflects the Tweeds acquisition and changes made in merchandise presentation, circulation and overhead of the continuing catalogs, which has generated improved response rates and a lower fixed cost structure. The results for 1994 also include start up costs
relating to the development of a new Women's Apparel catalog, One 212.   During
the current quarter fulfillment of, the Women's Apparel catalogs was moved to the Tweeds Roanoke, Virginia facility.

         Interest Expense, Net. Interest expense decreased $.3 million to $.9 million in the second quarter of 1994 reflecting the pay down of the revolving credit facility in April 1994 using the proceeds of the Public Offering (see "Liquidity and Capital Resources"). This decrease was offset, in part, by the issuance of $20 million of 9.25% Senior Subordinated Notes ("9.25% Notes") in August 1993 and from the issuance of $4.6 million of long-term debt in connection with the acquisition of The Company Store in August 1993. In April 1994, the Company paid down $6 million of the $20 million of 9.25% Notes. In addition, interest income in the second quarter of 1993 included $1.4 million which related to a refund of Federal income taxes paid in prior years.

         Income Taxes. The Federal income tax provisions of $1.2 million for the quarter ended July 2, 1994 and $1.3 million for the same period in 1993, were offset by the utilization of certain NOLs. The Company recorded a state tax provision of $.1 million in the second quarter of 1994.

         The dividends of $1.0 million in the second quarter of 1993 represent dividend requirements on the two preferred stocks which were converted into Common Stock in the second half of 1993, which resulted in the elimination of such dividends.

TWENTY-SIX WEEKS ENDED JULY 2, 1994 COMPARED WITH TWENTY-SIX WEEKS ENDED JUNE 26, 1993.

         Net Income. Net income decreased 12.4% to $6.0 million for the twenty-six weeks ended July 2, 1994, compared to net income of $6.8 million in the same period last year. Net income applicable to common shareholders increased to $5.9 million or $.06 per share in the current period ended July 2, 1994, compared to $4.8 million or $.07 per share for the same period in 1993, after deducting preferred stock dividends of $2.0 million in 1993 and $.1 million in 1994. The weighted average number of shares outstanding increased 24% to 91,515,952 shares for the twenty-six weeks ended July 2, 1994, compared to 73,851,182 shares for the same period in 1993.

         Revenues. Revenues increased in the twenty-six weeks ended July 2, 1994 by over 37% to $364 million from $266 million for the same period in 1993. Overall, Non-Apparel catalog revenues increased approximately 52% while Apparel catalog revenues increased 4%. The significant increase in revenues was the result of a 20% increase in revenues of Domestications, revenues of $34.0 million from the Company's venture with Sears, and revenues of $56.0 million from the 1993 acquisitions. Revenues from catalogs discontinued in 1993 were $11.5 million in 1993. The Company mailed approximately 208 million catalogs for the spring and summer 1994 seasons, an increase of 29% over the same period in 1993.

         The first half of 1994 was negatively impacted by an increase in customer returns to approximately 15% of shipped sales from approximately 13% of shipped sales in 1993. The increased returns were generated by certain product categories and the Company is implementing measures to reduce the rate of returns of these items.

         Operating Costs and Expenses. Cost of sales and operating expenses decreased to 62.9% of revenues in the first half of 1994 compared to 63.8% for the same period in 1993. This decrease was primarily attributable to a change in sales mix and lower fulfillment costs. This decrease in costs were partially offset by higher delivery costs resulting primarily from the increase in revenues from Domestications which has larger products and, thus, higher delivery costs.

         Selling expenses increased $28.6 million to 25.5% of revenues in the first half of 1994 from 24.2% of revenues for the same period in 1993 as the Company increased circulation in anticipation of the 1995 postal rate increase. As previously mentioned, overall demand from the new customer acquisition program was soft, principally in the Non-Apparel catalogs where prospecting was heaviest, resulting in lower response rates causing the higher selling expense.

         General and administrative expenses increased to 9.4% of revenues in the first half of 1994 from 9.1% for the same period in 1993. Such expenses increased $9.9 million, or 40.1%, including $8.3 million of general and administrative expenses for the 1993 acquisitions. In addition, in the first half of 1993 other income of $.8 million was included in general and administrative expenses. In 1994, general and administrative expenses included a $.5 million provision for a loan and the Company's portion of the losses of a 20% affiliate of the Company. On a comparable basis, general and administrative expenses excluding the 1993 acquisitions decreased to 8.4% of such catalog revenues in the first quarter of 1994 from 9.1% for the same period in 1993 primarily as a result of increased revenues from these catalogs without significantly increasing the overhead base.

         Earnings Before Interest and Taxes. Earnings before interest and taxes ("EBIT") was $8.2 million in the first half of 1994, as compared to $7.7 million in 1993. Losses from discontinued catalogs were $1.9 million in the first half of 1993 compared to no such losses for the same period in 1994. The 1993 acquisitions generated $0.4 million EBIT in the first half of 1994.

         Non-Apparel EBIT for the twenty-six weeks ended July 2, 1994 increased $.9 million compared to 1993, as income from the Sears venture offset the impact of the previously mentioned lower response rates on the customer acquisition program.

         Apparel EBIT, (excluding $1.9 million loss from discontinued catalogs) decreased by $.8 million for the first half of 1994 compared to 1993. The decrease was due the restructuring of the Apparel catalogs which returned these catalogs to profitably in the current quarter. The results for the first half of 1994 include start up costs for a new Women's Apparel catalog, One 212.

         Interest Expense, Net. Interest expense decreased $.1 million to $2.2 million in the first half of 1994 reflecting the pay down of the revolving line of credit in April 1994. This decrease was offset by the issuance of $20 million of 9.25% Notes in August 1993 and from the issuance of $4.6 million of long-term debt in connection with the acquisition of The Company Store in August 1993. In addition, interest income in 1993 included $1.4 million which related to a refund of Federal income taxes paid in prior years. In April 1994, the Company paid down $6 million of the $20 million of the 9.25% Notes.

         Income Taxes. The Federal income tax provision of $2.2 million for the twenty-six weeks ended July 2, 1994 and $2.4 million for the same period in 1993 were offset by the utilization of certain NOLs. The Company recorded a state tax provision of $.3 million in the first half of 1994. At July 2, 1994, the Company had $143 million of NOLs and a deferred tax asset valuation allowance of approximately $46 million with a net deferred tax asset of $10.6 million, which was recorded in prior years relating to the realization of the NOLs.

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

         Shareholders' Equity. The number of shares of Common Stock outstanding increased by 9,473,181 in 1994 due to: i) the issuance of 8,045,296 shares in connection with the Public Offering, ii) the issuance of 118,638 shares in connection with the Company's equity incentive plans, net of forfeitures, and iii) the issuance of 1,309,247 shares in a cashless exchange upon the exercise of certain warrants. At July 2, 1994, there were 92,406,358 shares of Common Stock outstanding compared to 82,933,177 shares outstanding at January 1, 1994.

         The dividends of $2.0 million in the first half of 1993 represent dividend requirements on the two preferred stocks which were converted into Common Stock in the second half of 1993, which resulted in the elimination of such dividends.

LIQUIDITY AND CAPITAL RESOURCES

         Working Capital. At July 2, 1994, the Company had $10.5 million in cash and cash equivalents, compared to $2.6 million at January 1, 1994.
Working capital and the current ratio were $63.5 million and 1.78 to 1 at July 2, 1994 versus $25.5 million and 1.24 to 1 at January 1, 1994. The Company used $20.0 million of cash in operations in the first half of 1994, primarily
to reduce payables existing at year end.   The payables reduction was financed
by operating profit and proceeds from the Public Offering. The Company's $52.5 million revolving credit facility had been substantially paid down at July 2, 1994.

         Public Offering of Common Stock. On April 7, 1994, the Company consummated a public offering (the "Public Offering") of 8,045,296 shares of its Common Stock resulting in net proceeds of approximately $47.5 million. The Company is using the net proceeds for general corporate purposes, including the expansion of the Company's business, consisting of upgrading and increasing its fulfillment capacity, purchasing new management information systems, making potential future acquisitions and to reduce outstanding indebtness under the Company's revolving credit facility.

         In April 1994, the Company repaid $6 million of the $20 million of its 9.25% Notes and paid down the revolving credit facility using the proceeds of the Public Offering.

         Infrastructure Investments.   In 1994, the Company began construction
of a 530,000 square foot fulfillment center on a 53 acre site in Roanoke, Virginia to support the Domestications catalog. The center is projected to cost $18 million. The Company expects to incur the costs over the next twelve months and is pursuing mortgage financing for the facility, although the Company is not dependent on external financing to fund the project. As of July 2, 1994, the Company had incurred costs of approximately $3.2 million in the construction of this facility. The Company anticipates that the facility will be operational in the first half of 1995.

          The Company is in the process of upgrading its management information systems by converting to newly developed integrated software that it has purchased and is migrating from a centralized mainframe to mid-range mini-computers at a total estimated cost of approximately $15 million. The new system which the Company expects to be fully operational in 1995 is in the final testing stage and is expected to be operational for one of the Company's catalogs in the third quarter of 1994. As of July 2, 1994, the Company had incurred costs of approximately $6.8 million as part of this plan, including capital leases aggregating $2.4 million to be paid over four years.

         The Company believes that it has sufficient capital to support the growth of its business and infrastructure investments.

         Investments and Advances. As of July 2, 1994, the Company had advanced $.7 million to Aegis Safety Holdings, Inc., a 20% owned affiliate of the Company, in accordance with a $1.0 million working capital line of credit which is secured by inventory and other assets of Aegis.

         In January 1994, the Company purchased for $1.1 million, a 50% interest in Blue Ridge Associates, a partnership which owns the Tweeds Roanoke, Virginia fulfillment center.

         As of August 2, 1994, the Company had advanced a total of approximately $2.3 million to Boston Publishing Company, Inc. ("BPC"), of which approximately $1.2 million is secured by all assets of BPC. On August 3, 1994, BPC filed for protection under Chapter 11 of the United States Code. The Company recorded a provision of $.5 million in connection with these loans and to reflect the Company's share of BPC's losses.

         The Company has invested approximately $2.5 million in debt securities which the Company intends to hold as a long term investment. In accordance with SFAS 115 the Company established a valuation allowance of $1.4 million to reflect the estimated current market value.

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

         The Company mails its catalogs and ships most of its merchandise through the United States Postal Service. At the present time, the Postal Rate Commission is expected to announce an increase in postal rates to take effect in early 1995. The Company is developing plans to mitigate the effects of any increase.

PART II - OTHER INFORMATION

Item 4.   Submission of  Matters to a Vote of Security Holders

                 On June 22, 1994 the Company held its 1994 Annual Meeting of Shareholders. The matters acted upon at the meeting were:

         (1) The amendment of the Company's Certificate of Incorporation to eliminate Article Sixth thereof providing for a classified Board of Directors, with 75,116,102 shares voted in favor, 848,063 shares voted against, and 207,265 shares abstaining;

         (2) The election of all 11 members of the Board of Directors, including Ralph Destino, J. David Hakman, S. Lee Kling, Theodore H. Kruttschnitt, Jeffrey Laikind, Elizabeth Valk Long, Edmund R. Manwell, Alan G. Quasha, Jack E. Rosenfeld, Geraldine Stutz and Robert F. Wright, to serve until the 1995 Annual Meeting of Shareholders (or until their successors have been duly elected and qualified), with a minimum vote for each director of 85,060,578 shares in favor, 85,377 shares against, and no shares abstaining; and

         (3) The ratification and approval of the appointment of Arthur Andersen & Co. as the Company's auditors for the fiscal year ending December 31, 1994, with 85,666,481 shares in favor, 102,657 shares against, and 35,380 shares abstaining.


Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits - None

(b) Reports on Form 8-K - There were no reports on Form 8-K filed during the second quarter ended July 2, 1994.

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




                                             HANOVER DIRECT, INC.
                                       -------------------------------
                                                  Registrant





                                       s/Wayne P. Garten
                                       -------------------------------
                                       Wayne P. Garten
                                       Executive Vice President and
                                       Chief Financial Officer




August 15, 1994