Form 10-Q
period 1994-10-01
HANOVER DIRECT INC /DE//
filed 1994-11-15
CIK 320333

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended OCTOBER 1, 1994
                                                ---------------

                         Commission file number 1-12082


                              HANOVER DIRECT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 13-0853260
         ------------------------             ---------------------------------
         (State of incorporation)             (IRS Employer Identification No.)


      1500 HARBOR BOULEVARD, WEEHAWKEN, NEW JERSEY                    07087
      --------------------------------------------                 ----------
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

Common stock, par value $.66 2/3 per share: 92,684,674 shares outstanding as of November 15, 1994.

                              HANOVER DIRECT, INC.

                                   FORM 10-Q

                                OCTOBER 1, 1994

                                     INDEX


                                                                                                     Page
                                                                                                     ----

Part I  - Financial Information

 Item 1.  Financial Statements
    Condensed Consolidated Balance Sheets  - January 1, 1994 and October 1, 1994  . . . . . . . . .    3

    Condensed Consolidated Statements of Income - thirteen and thirty-nine weeks
       ended September 25, 1993 and October 1, 1994 . . . . . . . . . . . . . . . . . . . . . . . .    5

    Condensed Consolidated Statements of Cash Flows - thirty-nine weeks ended
       September 25, 1993 and October 1, 1994.  . . . . . . . . . . . . . . . . . . . . . . . . . .    6

    Notes to Condensed Consolidated Financial Statements  - thirteen and thirty-nine
      weeks ended September 25, 1993 and October 1, 1994  . . . . . . . . . . . . . . . . . . . . .    8

  Item 2.  Management's Discussion and Analysis of Consolidated  Financial Condition
    and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12


Part II  -  Other Information

  Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

  Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

  Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . .    18


 Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of January 1, 1994 and October 1, 1994
(Unaudited)

                                                                        JANUARY 1,   OCTOBER 1,
                                                                           1994        1994
                                                                        ---------    ---------
                                                                            (IN THOUSANDS)
ASSETS

Current Assets:
  Cash and cash equivalents                                             $   2,583   $    7,768
  Accounts receivable, net                                                 19,043       21,859
  Inventories                                                              80,429       83,996
  Prepaid catalog costs                                                    25,571       41,804
  Other current assets                                                      5,349        6,351
                                                                         --------    ---------

                     Total Current Assets                                 132,975      161,778
                                                                         --------    ---------

Property and Equipment, at cost
   Land                                                                     1,171        1,915
   Buildings and building improvements                                      7,862        7,993
   Leasehold improvements                                                   6,242        6,475
   Furniture, fixtures and equipment                                       22,551       22,590
   Construction in progress                                                 5,434       14,572
                                                                         --------    ---------
                                                                           43,260       53,545

Accumulated depreciation and amortization                                 (18,341)     (18,928)
                                                                         --------    ---------

                     Net Property and Equipment                            24,919       34,617
                                                                         --------    ---------

Excess of Cost Over Net Assets of Acquired Businesses, net                 18,463       18,543
Investments and Advances to Unconsolidated Subsidiaries                      -           5,090
Deferred Tax Asset, net                                                     7,656        7,656
Other Assets, net                                                           4,825        4,400
                                                                         --------    ---------

                     Total Assets                                       $ 188,838   $  232,084
                                                                         ========    =========





See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
As of January 1, 1994 and October 1, 1994
(Unaudited)

                                                                                       JANUARY 1,    OCTOBER 1,
                                                                                          1994         1994
                                                                                       ---------     --------
                                                                                  (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt and capital lease obligations                    $     2,024   $    1,932
  Accounts payable                                                                        78,905       77,915
  Accrued liabilities                                                                     21,539       20,075
  Customer prepayments and credits                                                         5,031        3,382
                                                                                      ----------    ---------
           Total Current Liabilities                                                     107,499      103,304
                                                                                      ----------    ---------
Noncurrent Liabilities:
  Long-term debt                                                                          32,313       26,526
  Capital lease obligations                                                                1,823        1,300
  Other                                                                                    1,335        1,523
                                                                                      ----------    ---------
           Total Noncurrent Liabilities                                                   35,471       29,349
                                                                                      ----------    ---------
                    Total Liabilities                                                    142,970      132,653
                                                                                      ----------    ---------
Commitments and Contingencies


Shareholders' Equity:

6% Preferred Stock, convertible, $10 stated value, authorized
  5,000,000 shares; issued 234,900 shares in 1993, and 156,600                             2,378        1,707
  shares in 1994
Common Stock, $.66 2/3 par value, authorized 150,000,000
  shares; issued 83,136,542 shares in 1993 and 92,925,068
  shares in 1994                                                                          55,423       61,949
Capital in excess of par value                                                           209,834      253,066
Accumulated deficit                                                                     (215,805)    (209,289)
                                                                                      ----------    ---------
                                                                                          51,830      107,433
Less:
  Treasury stock, at cost (1,120,032 shares in 1993 and                                   (3,130)      (3,345)
    1,157,061 shares in 1994)
  Notes receivable from sale of Common Stock                                              (1,774)      (1,964)
  Deferred compensation                                                                   (1,058)        (868)
  Valuation allowance - marketable securities                                              -           (1,825)
                                                                                      ----------    ---------
  Shareholders' Equity                                                                    45,868       99,431
                                                                                      ----------    ---------

Total Liabilities and Shareholders' Equity                                           $   188,838   $  232,084
                                                                                      ==========    =========


See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                       13 WEEKS ENDED              39 WEEKS ENDED
                                                                   -------------------------  ------------------------
                                                                   SEPTEMBER 25,  OCTOBER 1,  SEPTEMBER 25, OCTOBER 1,
                                                                       1993          1994         1993        1994
                                                                   -------------------------  ------------------------
                                                                   (in thousands, except share and per share amounts)
REVENUES                                                          $     147,890 $    178,282 $     413,774 $   542,621
Operating costs and expenses:
  Cost of sales and operating expenses                                   96,657      115,875       266,378     345,029
  Selling expenses                                                       35,030       44,951        99,250     137,755
  General and administrative expenses                                    13,107       16,417        37,354      50,569
                                                                   ------------  -----------  ------------  ----------
                                                                        144,794      177,243       402,982     533,353
                                                                   ------------  -----------  ------------  ----------
EARNINGS BEFORE INTEREST AND TAXES                                        3,096        1,039        10,792       9,268
                                                                   ------------  -----------  ------------  ----------

  Interest expense                                                       (1,240)        (674)       (3,557)     (2,893)
  Interest income                                                           281          291         1,735         529
                                                                   ------------  -----------  ------------  ----------
                                                                           (959)        (383)       (1,822)     (2,364)

INCOME BEFORE INCOME TAXES                                                2,137          656         8,970       6,904
Income tax benefit (provision)                                              355          (16)          355        (276)
                                                                   ------------  -----------  ------------  ----------
NET INCOME                                                                2,492          640         9,325       6,628

Dividends on preferred stock                                            (1,006)          (41)       (3,011)       (112)
                                                                   ------------  -----------  ------------  ----------

Net income applicable to common shareholders                      $       1,486 $        599 $       6,314 $     6,516
                                                                   ============  ===========  ============  ==========

Primary and fuly diluted net income per share                     $        0.02 $       0.01 $        0.09 $      0.07
                                                                   ============  ===========  ============  ==========
Weighted Average Shares Outstanding:
  For primary earnings per share                                     77,202,033   94,931,058    72,930,469  92,744,287
                                                                   ============  ===========  ============  ==========
  For fully diluted earnings per share                               77,202,033   94,931,058    73,807,712  92,744,287
                                                                   ============  ===========  ============  ==========


See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                              39 WEEKS ENDED
                                                                         ------------------------
                                                                         SEPTEMBER 25,  OCTOBER 1,
                                                                            1993           1994
                                                                          --------       --------
                                                                              (IN THOUSANDS)

Cash flows from operating activities:
  NET INCOME                                                           $   9,325    $    6,628
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
  Depreciation and amortization                                            3,114         4,478
  Equity in losses of affiliates                                            -              790
  Deferred taxes                                                            (631)          -
  Other, net                                                                 104            19
Changes in assets and liabilities:
  Accounts receivable                                                      1,470        (2,816)
  Inventories                                                             (8,861)       (3,567)
  Prepaid catalog costs                                                  (14,813)      (16,233)
  Other current assets                                                    (1,074)       (1,007)
  Accounts payable                                                        16,900          (934)
  Accrued liabilities                                                     (8,058)       (1,239)
  Customer prepayments and credits                                           845        (1,649)
                                                                        --------     ---------
NET CASH (USED) BY OPERATING ACTIVITIES                                   (1,679)      (15,530)
                                                                        --------     ---------

Cash flows from investing activities:
  Decrease in restricted cash                                                480          -
  Acquisitions of property                                                (2,940)      (12,267)
  Net proceeds from sales of property in discontinued
    operations                                                             1,095          -
  Investments and advances to unconsolidated affiliates                     -           (7,705)
  Other, net                                                              (3,058)       (1,085)
                                                                        --------     ---------
NET CASH (USED) BY INVESTING ACTIVITIES                                   (4,423)      (21,057)
                                                                        --------     ---------




See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)
(Unaudited)

                                                                                   39 WEEKS ENDED
                                                                            --------------------------
                                                                              SEPTEMBER 25,  OCTOBER 1,
                                                                                  1993         1994
                                                                                -------    ---------
                                                                                  (IN THOUSANDS)

Cash flows from financing activities:
  Net borrowings under credit facility                                               892        340
  Proceeds from issuance of debt                                                  20,000       -
  Payments of long-term debt and capital lease obligations                       (15,977)    (6,742)
  Cash dividends paid on Preferred Stock                                           -           (886)
  Proceeds from issuances of Common Stock                                            474     49,087
  Other, net                                                                       -            (27)
                                                                              ----------  ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          5,389     41,772
                                                                              ----------  ---------

Net increase (decrease) in cash and cash equivalents                                (713)     5,185
Cash and cash equivalents at the beginning of the year                             2,073      2,583
                                                                              ----------  ---------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                           $     1,360 $    7,768
                                                                              ==========  =========
Supplemental cash flow disclosures:
   Interest paid                                                             $     3,186 $    1,992
                                                                              ==========  =========
   Income taxes paid                                                         $        56 $      696
                                                                              ==========  =========
Supplemental disclosure of noncash investing and financing
  activities:
  Dividend on Hanover 7.5% Preferred Stock paid in-kind                      $       610 $     -
                                                                              ==========  =========
  Dividend on Hanover Class B 8% Preferred Stock
    paid in Common Stock                                                     $     2,507 $     -
                                                                              ==========  =========
  Dividend declared on Hanover Class B 8% Preferred Stock
    paid in cash                                                             $       693 $     -
                                                                              ==========  =========
  Acquisitions of businesses:
    Fair value of assets acquired                                            $    26,081 $     -
    Fair value of liabilities assumed                                            (12,750)      -
    Common Stock issued                                                           (8,506)      -
                                                                              ----------  ---------
    Cash paid                                                                      4,825      -
    Less cash acquired                                                            (4,825)     -
                                                                              ----------  ---------
    Net cash paid                                                            $     -     $     -
                                                                              ==========  =========
Issuance of Common Stock for notes receivable                                $     2,002 $    1,227
                                                                              ==========  =========
Exchange of one-third of the 6% Preferred Stock for Common Stock             $     -     $      783
                                                                              ==========  =========


See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 1993 AND OCTOBER 1, 1994 (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Reference should be made to the annual financial statements, including the footnotes thereto, included in the Hanover Direct, Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended January 1, 1994. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial condition, results of operations and cash flows of the Company and its consolidated subsidiaries for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform with current year presentation.

2.       EARNINGS PER SHARE

         Net income per share - Net income per share was computed using the weighted average number of shares outstanding. At October 1, 1994, 5,033,735 warrants and 1,477,412 stock options were considered to be common stock equivalents and are included in the calculation of both primary and fully diluted earnings per share for the quarter and the nine months ended October 1, 1994. At September 25, 1993, 6,993,980 warrants and 1,567,660 stock options were considered to be common stock equivalents and are included in the calculation of both primary and fully diluted earnings per share for the quarter and the nine months ended September 25, 1993.

         Supplemental earnings per share - The following represents the pro forma results of operations for the quarter and nine months ended September 25, 1993 as if the Gump's, The Company Store and Tweeds acquisitions, which were made in the second half of 1993, had occurred at the beginning of fiscal year 1993 (in thousands, except per share data):

                                        For the Quarter Ended                   For the Nine Months Ended
                                         September 25, 1993                        September 25, 1993
                                   ------------------------------             -----------------------------

                                     As Reported     Pro Forma                   As Reported     Pro Forma
                                     -----------     ---------                   -----------     ---------
Revenues                               $147,890       $157,081                    $413,774       $495,012
Net income applicable to
 Common Shareholders                     $1,486        $(3,834)                     $6,314          $(863)
Net income per share                       $.02          $(.05)                       $.09          $(.01)

         The pro forma information does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented, and is not intended to be a projection of future results or trends.

3.    PUBLIC OFFERING OF COMMON STOCK

      On April 7, 1994, the Company completed a public offering (the "Public Offering") of 8,045,296 shares of its Common Stock for proceeds of approximately $47.5 million, net of expenses. The net proceeds have been used to reduce outstanding indebtedness, to fund certain infrastructure investments and for general corporate purposes. In connection with the Public Offering, Sun Life Insurance Company of America ("Sun Life") exercised 1,960,245 warrants and purchased 1,309,207 shares of Common Stock in a net-issue exchange, of which 654,604 shares were sold in the Public Offering. The Company did not receive any proceeds from the sale of the shares by Sun Life.

4.    INVESTMENTS

      The Company has invested approximately $2.6 million in debt securities which the Company intends to hold as a long term investment. On September 23, 1994, the issuer of the debt securities filed for protection under Chapter 11 of the United States bankruptcy laws. In accordance with Statement of Financial Accounting Standards No. 115 - Accounting for Debt and Equity Securities, the Company has established a valuation allowance as a component of shareholders' equity in the amount of $1.8 million to reflect the estimated current market value of the debt securities. The investment in the debt securities is included in Investments and Advances to Unconsolidated Subsidiaries in the accompanying balance sheet.

      Boston Publishing Company, Inc. - On August 3, 1994, Boston Publishing Company, Inc. ("BPC"), in which the Company holds a 20% ownership interest, filed for protection under Chapter 11 of the United States bankruptcy laws. As of October 1, 1994, the Company had advanced $2.8 million to BPC, of which $2.3 million was loaned prior to the bankruptcy petition ($1.2 million on a secured basis) and an additional $.5 million was loaned under a $1.0 million court-approved debtor-in-possession ("DIP Financing") financing. The assets of BPC have been pledged to secure $1.2 million of the pre-petition advances and the DIP Financing. The Company has recorded a provision of $.6 million in 1994 which includes a reserve against these loans and the Company's portion of BPC's losses during the year. The Company believes that the assets of BPC are sufficient to secure the repayment of the Company's secured loans to BPC and the remainder would be satisfied upon the confirmation of a satisfactory plan of reorganization.

      Aegis Safety Holdings, Inc. - As of October 1, 1994, the Company had advanced $1.0 million under a working capital line of credit to Aegis Safety Holdings, Inc. ("Aegis"), the publisher of The Safety Zone catalog, in which the Company holds a 20% ownership interest. The inventory and certain other assets of Aegis are pledged as collateral to secure $.4 million of the advances. In September 1994, the working capital line of credit was restructured due to the violation by Aegis of certain debt covenants. The covenants were modified through December 31, 1994 and the Company increased the amount of allowable unsecured advances. Aegis is currently in compliance with the revised covenants and the Company expects to negotiate new covenants for 1995 depending on Aegis' financial performance through year-end. The Company has recorded a provision of $.2 million to reflect the Company's portion of Aegis' losses during the year.

      Blue Ridge Associates - In January 1994, the Company purchased for $1.1 million a 50% interest in Blue Ridge Associates, a partnership which owns the apparel distribution center in Roanoke, Virginia. The Company has recorded $.1 million income for its portion of the partnership income in 1994.

      The investments in BPC, Aegis and Blue Ridge Associates are accounted for by the equity method of accounting and are included in Investments and Advances to Unconsolidated Subsidiaries in the accompanying balance sheet.

5.    6% SERIES A CONVERTIBLE PREFERRED STOCK

      On September 30, 1994, in accordance with the terms of the Company's charter, the Company converted one-third of the 234,900 outstanding shares of 6% Preferred Stock into 189,818 shares of Common Stock.

6.    INCOME TAXES

      At October 1, 1994, the Company had approximately $140 million of net operating losses ("NOLs") for income tax purposes. Realization of the future tax benefits associated with the NOLs is dependent on the Company's ability to generate taxable income within the carryforward period and the periods in which net temporary differences reverse. Future levels of operating income and taxable income are dependent upon general economic conditions, competitive pressures on sales and margins, postal and other delivery rates, and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of all of the NOLs and reversals of temporary differences. As of October 1, 1994, the Company had a deferred tax asset valuation allowance of approximately $46 million with a net deferred tax asset of $10.6 million, which was recorded in prior years relating to the realization of the NOLs.

      Management believes that, although the recent operating results might justify a reduction of the deferred tax asset valuation allowance, in view of its history of operating losses prior to 1992, the $10.6 million represents a reasonable conservative estimate of the future utilization of the NOLs and the Company will continue to evaluate the likelihood of future profit and the necessity of future adjustments to the deferred tax asset valuation allowance. Management anticipates that, if the trend in the Company's earnings continues, the deferred tax asset valuation allowance would be revised in the fourth quarter of 1994 to reflect the probability that a greater amount of NOLs and temporary differences would be utilized.

7.    REVOLVING CREDIT FACILITY

      On October 12, 1994, the Company consummated a five year $80 million unsecured revolving credit facility with a syndicate of banks (the "Credit Facility") led by NationsBank of North Carolina, N.A., replacing the Company's $52.5 million secured working capital facility. The Credit Facility provides for a $20 million sub-facility to be utilized exclusively for acquisitions. The $20 million sub-facility would be reduced by $5 million per year if it is not used for its intended purpose. The Credit Facility also provides that $20 million of a $35 million sublimit for letters of credit is to be used as security for $10 million of the Company's Flexible Term Notes, Series A, that were issued in November 1994 and certain Flexible Term Notes, Series B, to be issued in January 1995 in connection with the refinancing and /or financing of certain capital expenditures ("Capital Expenditure Facility").

      The Capital Expenditure Facility requires annual sinking fund payments of $1.0 million beginning October 1996 through October 1999 and increasing to $1.6 million for each of the ten years thereafter, assuming the Company borrows the entire $20 million.

      The rate of interest on the Capital Expenditure Facility will be based on the equivalent rate of A-1 commercial paper existing at the time of each borrowing. This rate will fluctuate as the borrowing is remarketed as it matures throughout the term of the Credit Facility. At November 9, 1994, the face rate was 5.1% based upon the Company's first borrowing of $10 million.
The rate of interest on the remaining portion of the Credit Facility is calculated based on the Base Rate of NationsBank of North Carolina, N. A. or by a LIBOR formula. At October 1, 1994, the rate would have been LIBOR plus 5/8%.

      Under the terms of the Credit Facility, the Company is restricted from paying dividends at any time on its Common Stock beyond 25% of the consolidated net income of the then preceding four quarters or from acquiring in excess of one million shares of its Common Stock. The Company is also required to maintain certain ratios of earnings to fixed charges and funded indebtedness to earnings (as defined in the Credit Agreement) and has a limitation on the issuance of additional indebtedness and capital leases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth, for the fiscal periods indicated, the percentage relationship to revenues of certain items in the Company's condensed consolidated statements of income.

                                                                           13 WEEKS ENDED                39 WEEKS ENDED
                                                                      -----------------------       -----------------------
                                                                      SEPT. 25,        OCT. 1,       SEPT. 25,       OCT. 1,
                                                                        1993            1994           1993           1994
                                                                      --------         ------        --------        ------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . .        100.0%          100.0%         100.0%         100.0%
Cost of sales and operating expenses  . . . . . . . . . . . . .         65.4            65.0           64.4           63.6
Selling expenses  . . . . . . . . . . . . . . . . . . . . . . .         23.7            25.2           24.0           25.4
General and administrative expenses . . . . . . . . . . . . . .          8.8             9.2            9.0            9.3
Earnings before interest and taxes  . . . . . . . . . . . . . .          2.1              .6            2.6            1.7
Interest expense, net . . . . . . . . . . . . . . . . . . . . .           .7              .2             .4             .4
Income before income taxes  . . . . . . . . . . . . . . . . . .          1.4              .4            2.2            1.3
Income tax (benefit) provision  . . . . . . . . . . . . . . . .          (.3)             -             (.1)            .1
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .          1.7              .4            2.3            1.2
Net income applicable to common shareholders  . . . . . . . . .          1.0              .3            1.5            1.2

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED OCTOBER 1, 1994 COMPARED WITH THIRTEEN WEEKS ENDED SEPTEMBER 25, 1993.

         Net Income. Net income decreased 74% to $.6 million for the quarter ended October 1, 1994, compared to net income of $2.5 million in the same period last year. Net income applicable to common shareholders was $.6 million or $.01 per share for the current quarter, compared to $1.5 million or $.02 per share for the same period in 1993, after deducting preferred stock dividends of $1.0 million in 1993 and $.04 million in 1994. The weighted average number of shares outstanding increased 23% to 94,931,058 shares for the quarter ended October 1, 1994 compared to 77,202,033 shares for the same period in 1993, primarily due to the Public Offering and the conversion of two preferred stocks into Common Stock in the fourth quarter of 1993.

         Revenues. Revenues increased in the quarter by $30 million or 21% to $178 million from $148 million for the same period in 1993. The significant increase in revenues from 1993 to 1994 was the result of increased revenues of $13 million from the Company's venture with Sears and increased revenues of $22 million from Gump's, Tweeds, and The Company Store, which were acquired in the second half of 1993 ("1993 acquisitions"). Continuing catalog revenues decreased 1% from 1993 to 1994 due to a planned reduction in apparel circulation which was partially offset by increased revenues of 1% in the non-apparel catalogs. Revenues from catalogs discontinued in 1993 were $4 million in 1993.

         The third quarter of 1994 was impacted negatively by an increase in customer returns to approximately 15% of shipped sales from approximately 13% of shipped sales for the same period in 1993. The increased returns were generated by certain product categories and the Company has implemented measures which have reduced the rate of returns in the third quarter of 1994.

         Operating Costs and Expenses. Cost of sales and operating expenses decreased to 65.0% of revenues in the third quarter of 1994 compared to 65.4% for the same period in 1993. This decrease is primarily attributable to improved product margins, as partially offset by slightly higher delivery and fulfillment costs.

         Selling expenses increased to 25.2% of revenues in 1994 from 23.7% of revenues for the same period in 1993. The Company increased catalog circulation by 18% for the combined 1994 summer and fall mailings in anticipation of the 1995 postal rate increase in an effort to increase the number of active customers on its mailing lists. The increase in selling expenses as a percentage of revenues resulted primarily from lower than anticipated response to this prospecting program which resulted in an acceleration of the expensing of catalog costs in the current quarter.

         General and administrative expenses increased to 9.2% of revenues in the third quarter of 1994 from 8.8% for the same period in 1993. Such expenses increased from 1993 due primarily to the amortization of mailing lists and goodwill associated with the 1993 acquisitions, increased charge card commissions as a result of the increased percentage of customer purchases by major credit card and $.3 million relating to a provision for losses of two 20%-owned affiliates of the Company. These increases were partially offset by a $.4 million income tax refund received in the third quarter of 1994 and lower bad debt expense in 1994.

         Earnings Before Interest and Taxes. Earnings before interest and taxes ("EBIT") were $1.0 million in the third quarter of 1994, as compared to $3.1 million the same period in 1993. Losses from discontinued catalogs were $.7 million in the third quarter of 1993 compared to no such losses for the same period in 1994. The 1993 acquisitions generated $.4 million of EBIT in the third quarter of 1994.

         Non-apparel EBIT declined by $1.9 million in the third quarter of 1994 compared to the same period in 1993 primarily due to the poorer than anticipated results of the Company's prospecting program. Non-apparel EBIT was also impacted by a $.8 million reduction in EBIT from Gump's retail operations compared to the same period in 1993, mainly due to the retail store operating in smaller temporary space, until its new location, which is currently under construction, opens in the first quarter of 1995. This smaller temporary location has negatively impacted revenues and earnings.

         Apparel EBIT remained constant at a loss of approximately $.9 million for the third quarter of each year. The women's apparel catalogs were unprofitable while the men's apparel catalogs were profitable. The results for the third quarter of 1994 include a start-up loss relating to the development of a new women's apparel catalog, One 212, and losses resulting from the Company's joint venture with Essence. EBIT from catalogs discontinued in 1993 represented a loss of $.9 million in 1993.

         Interest Expense and Interest Income. Interest expense decreased $.6 million to $.7 million in the third quarter of 1994 reflecting the pay down of the revolving credit facility in April 1994 using the proceeds of the Public Offering (see "Liquidity and Capital Resources"). This decrease was offset, in part, by the issuance of $20 million of 9.25% Senior Subordinated Notes ("9.25% Notes") in August 1993 and from the issuance of $4.6 million of long-term debt in connection with the acquisition of The Company Store in August 1993. In April 1994, the Company paid down $6 million of the $20 million of 9.25% Notes. Interest income remained constant at $.3 million for both the 1994 and 1993 thirteen week period.

         Income Taxes. The Federal income tax provision of $.2 million for the quarter ended October 1, 1994 and $.7 million for the same period in 1993 were offset by the utilization of certain NOLs.

         The dividends of $1.0 million in the third quarter of 1993 represent dividend requirements on the two preferred stocks which were converted into Common Stock in the fourth quarter of 1993, which resulted in the elimination of such dividends.

THIRTY-NINE WEEKS ENDED OCTOBER 1, 1994 COMPARED WITH THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 1993.

         Net Income. Net income decreased 29% to $6.6 million for the thirty-nine weeks ended October 1, 1994, compared to net income of $9.3 million in the same period last year. Net income applicable to common shareholders increased to $6.5 million or $.07 per share in the period ended October 1, 1994, compared to $6.3 million or $.09 per share for the same period in 1993, after deducting preferred stock dividends of $3.0 million in 1993 and $.1 million in 1994. The weighted average number of shares outstanding increased 27% to 92,744,287 shares for the thirty-nine weeks ended October 1, 1994, compared to 72,930,469 shares for the same period in 1993, primarily due to the Public Offering and the conversion of two preferred stocks into Common Stock in the fourth quarter of 1993.

         Revenues. Revenues increased in the thirty-nine weeks ended October 1, 1994 by $129 million, or 31%, to $543 million from $414 million for the same period in 1993. Revenues from continuing catalogs increased 5% to $407 million for the 1994 period from $388 million in 1993 including a 10% increase in
revenues of the non-apparel catalogs.   The significant increase in revenues
from 1993 to 1994 was also the result of an increase of $46 million from the Company's venture with Sears and increased revenues of $78 million from the 1993 acquisitions. Revenues from catalogs discontinued in 1993 were $15 million in 1993.

         The first three quarters of 1994 were impacted negatively by an increase in customer returns to approximately 15% of shipped sales compared to approximately 13% of shipped sales for the same period in 1993. The increased returns were generated by certain product categories and the Company has implemented measures that have reduced the rate of returns in the third quarter of 1994.

         Operating Costs and Expenses. Cost of sales and operating expenses decreased to 63.6% of revenues through the first three quarters of 1994 compared to 64.4% for the same period in 1993. This decrease is primarily attributable to higher profit margins and lower fulfillment costs for 1994 as compared to 1993, as partially offset by higher delivery costs in 1994. The Company expects that fulfillment costs will be negatively impacted in the first half of 1995 as it incurs costs to relocate the Domestications distribution activities to the new facility in Roanoke, Virginia.

         Selling expenses increased to 25.4% of revenues for the thirty-nine weeks ended October 1, 1994 from 24.0% of revenues for the same period in 1993 as the Company increased catalog circulation in anticipation of the 1995 postal rate increase in an effort to increase the number of active customers on its mailing lists. The response to this prospecting program was less than anticipated which resulted in higher selling expense. The Company mailed approximately 276 million catalogs for the spring, summer and fall 1994 seasons, an increase of 29% over the same period in 1993.

         General and administrative expenses increased to 9.3% of revenues for 1994 from 9.0% for the same period in 1993. Such expenses increased $13.2 million, of which $11.1 million represents expenses of the 1993 acquisitions. The increased general and administrative expenses as a percentage of revenues resulted primarily from the amortization of the mailing lists and goodwill associated with the 1993 acquisitions and other expenses of $.8 million related to losses associated with two 20%-owned affiliates of the Company. These increases were partially offset by lower bad debt expense in 1994 compared to 1993. In addition, in 1993 the Company recognized other income of $.8 million and, in 1994 the Company recorded $.4 million related to an income tax refund.

         Earnings Before Interest and Taxes. EBIT was $9.3 million for the first three quarters of 1994, as compared to $10.8 million for the same period in 1993. Losses from discontinued catalogs were $2.5 million during the thirty-nine week period in 1993 compared to no such losses for the same period in 1994.

         Non-apparel EBIT for the thirty-nine weeks ended October 1, 1994 decreased $2.3 million compared to 1993, as a result of the previously mentioned lower response rates to the Company's customer acquisition program. Non-apparel EBIT was also impacted by a loss of $2.2 million from Gump's retail operations compared to a loss of $.3 million for the same period in 1993 due to the previously discussed temporary relocation of its retail store.

         Apparel EBIT increased $1.2 million from a $1.2 million loss in 1993 to breakeven in 1994. The men's apparel EBIT increased $.9 million from 1993 to 1994 as a result of overhead reductions and less prospecting for new customers. The women's apparel EBIT increased $.3 million from 1993 to 1994 as a result of the elimination of unprofitable catalogs in 1993 and improved inventory control measures which reduced costs of liquidating excess merchandise.

         Interest Expense and Interest Income. Interest expense decreased $.7 million to $2.9 million in the first thirty-nine weeks of 1994 compared to $3.6 million in 1993. This decrease was the result of the Company using the proceeds of the Public Offering to pay down its revolving line of credit in April 1994. This decrease was partially offset by the issuance of $20 million of 9.25% Notes in August 1993 and the issuance of $4.6 million of long-term debt in connection with the acquisition of The Company Store in August 1993.
In April 1994, the Company paid down $6 million of the $20 million of 9.25% Notes. Interest income decreased $1.2 million in the first three quarters of 1994 compared to 1993 due to interest income related to a Federal income tax refund received in 1993.

         Income Taxes. The Federal income tax provision of $2.4 million for the thirty-nine weeks ended October 1, 1994 and $3.1 million for the same period in 1993 were offset by the utilization of certain NOLs. The Company recorded a state tax provision of $.3 million in 1994 and 1993. At October 1, 1994, the Company had approximately $140 million of NOLs and a deferred tax asset valuation allowance of approximately $46 million with a net deferred tax asset of $10.6 million, which was recorded in prior years relating to the realization of the NOLs.

         Management believes that, although the recent operating results might justify a reduction of the deferred tax asset valuation allowance, in view of its history of operating losses prior to 1992, the $10.6 million represents a reasonable conservative estimate of the future utilization of the NOLs and the Company will continue to evaluate the likelihood of future profit and the necessity of future adjustments to the deferred tax asset valuation allowance. Management anticipates that, if the trend in the Company's earnings continues, the deferred tax asset valuation allowance would be revised in the fourth quarter of 1994 to reflect the probability that a greater amount of NOLs and temporary differences would be utilized.

         Shareholders' Equity. The number of shares of Common Stock outstanding increased by 9,751,497 shares or 27% in 1994 due to: i) the issuance of 8,045,296 shares in connection with the Public Offering, ii) the issuance of 230,260 shares in connection with the Company's equity incentive plans, net of forfeitures, iii) the issuance of 1,309,207 shares in a cashless exchange upon the exercise of certain warrants, iv) the issuance of 189,818 shares in connection with the conversion of one-third of the 6% Preferred Stock, v) the issuance of 13,945 shares in connection with other activities and
vi) the repurchase of 37,029 shares by the Company.

         The dividends of $3.0 million for the thirty-nine weeks ended September 25, 1993 represent dividend requirements on the two preferred stocks which were converted into Common Stock in the second half of 1993, which resulted in the elimination of such dividends.

LIQUIDITY AND CAPITAL RESOURCES

         Working Capital. At October 1, 1994, the Company had $7.8 million in cash and cash equivalents, compared to $2.6 million at January 1, 1994.
Working capital and the current ratio were $58.5 million and 1.57 to 1 at October 1, 1994 versus $25.5 million and 1.24 to 1 at January 1, 1994. Net cash used by operating activities was $15.5 million in the first nine months of 1994, primarily to finance the mailings of the holiday 1994 catalogs and to
reduce payables that were existing at year end.   The working capital uses were
financed by operating profit and proceeds from the Public Offering. The Company had $.5 million outstanding borrowings under its working capital line of credit at the end of the quarter.

         Public Offering of Common Stock. On April 7, 1994, the Company consummated a public offering (the "Public Offering") of 8,045,296 shares of its Common Stock resulting in net proceeds of approximately $47.5 million. The Company has used the net proceeds to reduce outstanding indebtedness, to fund certain infrastructure investments which will be refinanced as discussed in "Financing" below and for general corporate purposes.

         In April 1994, the Company repaid $6 million of the $20 million of 9.25% Notes and paid down the then-existing revolving credit facility using the proceeds of the Public Offering.

         Infrastructure Investments.   In 1994, the Company began construction
of a 530,000 square foot fulfillment center on a 53 acre site in Roanoke, Virginia to primarily support the Domestications catalog. The center is projected to cost $18 million, including equipment costs. The Company expects to incur the costs through the first quarter of 1995. As of October 1, 1994, the Company had incurred costs of approximately $6 million in the construction of this facility. The Company anticipates that the facility will be operational in the first half of 1995.

          The Company is in the process of upgrading its management information systems by converting to newly developed integrated software that it has purchased and is migrating from a centralized mainframe to mid-range mini-computers at a total estimated cost of approximately $15 million. The new system, which the Company expects to be operational in 1995, began successful operation with two of the Company's catalogs during the third quarter of 1994. As of October 1, 1994, the Company had incurred costs of approximately $7.8 million as part of this plan, including capital leases aggregating $2.4 million that are being paid over four years, and internal costs of $1.9 million related to production of this new system. It is the Company's intention to begin amortizing the capitalized internal costs as the system becomes fully operational.

Other Investments.

         The Company has made investments and advances in 1994 totalling $7.7 million. (SEE Notes to Condensed Consolidated Financial Statements.)

         Financing. The Company entered into a new $80 million unsecured revolving credit facility (the "Credit Facility") during the fourth quarter of 1994, a portion of which will be used to finance the Domestications facility and the Gump's retail store. This agreement replaces the $52.5 million secured revolving working capital facility previously in place. The Company has obtained funding of approximately $10 million in November 1994 and expects to draw another $10 million in early 1995 for these purposes. As part of the credit facility, $20 million of the $80 million is reserved for making future acquisitions ("the Acquisition Facility"). The Company expects to experience lower financing costs in the future as a result of the Credit Facility.

         The Company is evaluating several potential acquisitions of catalog companies. In connection with such potential acquisitions, the Company anticipates utilizing a portion of or all of the Acquisition Facility under the Credit Facility.

         The Company believes that it has sufficient capital to support the growth of its business and infrastructure investments.

         Effects of Inflation and Cost Increases. The Company normally experiences increased cost of sales and operating expenses as a result of the general rate of inflation in the economy. Operating margins are generally maintained through selective price increases where market conditions permit. The Company's inventory is mailorder merchandise which undergoes sufficiently high turnover so that the cost of goods sold approximates replacement cost. Because sales are not dependent upon a particular supplier or product brand, the Company can adjust product mix to mitigate the effects of inflation on its overall merchandise base.

         The Company mails its catalogs and ships most of its merchandise through the United States Postal Service. At the present time, the Postal Rate Commission is expected to announce an increase in postal rates to take effect in early 1995. The Company is also expecting increases in paper costs in late 1994 and in 1995 as the paper industry has recently announced several increases. The Company is developing plans to attempt to mitigate the effects of these expected increases.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

         On September 2, 1994, a complaint was filed in the United States District Court for the District of New Jersey by Veronica Zucker, an individual who purchased shares of Common Stock of the Company in the public offering which was completed on April 7, 1994, against the Company, all of its directors, certain of its officers, the Sun Life Insurance Company of America, Merrill Lynch Pierce Fenner & Smith and Alex Brown & Sons, Inc. The complaint, which purports to be filed on behalf of a class of all persons who purchased the Common Stock of the Company in the public offering or thereafter through and including August 15, 1994, seeks to recover monetary damages the class has allegedly suffered as a result of certain alleged false and misleading material misstatements contained in the Company's public offering prospectus dated March 30, 1994. The Company and its directors and executive officers believe they have meritorious defenses to the Complaint and intend to defend the matter vigorously.


Item 5.   Other Information

         On October 12, 1994, the Company completed a new five year $80 million unsecured revolving credit facility with a syndicate of banks led by NationsBank of North Carolina, N.A. The revolver replaces the Company's $52.5 million secured working capital facility.


Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits - Exhibits 27 - Financial Data Schedule (EDGAR filing only).

(b) Reports on Form 8-K - There were no reports on Form 8-K filed during the third quarter ended October 1, 1994 but a report on form 8-K was filed on October 26, 1994 reporting the Company's third quarter financial results under Item 5 - Other Events.

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




                                       HANOVER DIRECT, INC.
                                    -------------------------------
                                            Registrant





                                    s/Wayne P. Garten
                                    ---------------------------------------
                                    Wayne P. Garten
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (on behalf of the Registrant and as Chief
                                      Financial Officer)





November 15, 1994

                                EXHIBIT INDEX


                    Exhibit 27  -  Financial Data Schedule