Form 10-K
HANOVER DIRECT INC /DE//
filed 1995-03-31
CIK 320333

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1994

                         Commission file number 1-12082
                             HANOVER DIRECT, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                   13-0853260
   (State of incorporation)                (I.R.S. Employer Identification No.)

  1500 HARBOR BOULEVARD, WEEHAWKEN, NEW JERSEY                      07087
    (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (201) 863-7300

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
    Title of each class                                  on which registered
--------------------------------                        ---------------------
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

YES   X           NO
    -----            ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K._____

As of March 15, 1995 the aggregate market value of the voting stock held by non-affiliates of the registrant was $106 million (based on the closing price of the Common Stock on the American Stock Exchange on March 15, 1995).

As of March 15, 1995 the registrant had 92,816,843 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                            Items 10, 11, 12 and 13.

                                   P A R T  I

ITEM 1. BUSINESS

GENERAL

        Hanover Direct, Inc. (the "Company") is a leading direct specialty retailer that publishes a portfolio of branded specialty catalogs offering home fashion, general merchandise and apparel. The Company's home fashion catalogs include Domestications(R), the nation's leading specialty home textile catalog, and The Company Store(R), an upscale direct marketer of down comforters and other down and related products for the home. The Company also publishes Gump's(R), the well-known San Francisco retailer and a leading upscale catalog marketer of exclusive gifts, which opened its new retail store in downtown San Francisco in March 1995. The Company is a market leader in the kitchenware segment with Colonial Garden Kitchens(R), a leading specialty catalog featuring work saving and lifestyle enhancing items for the kitchen and home, and Kitchen & Home(sm), introduced in 1994, a highly focused upscale kitchen and home product catalog. In apparel, the Company's portfolio includes Tweeds(R), the European inspired women's fashion catalog, and International Male(R), an authority for unique men's fashions with an international flair.

         In 1994, the Company further expanded its catalog offerings by entering into a venture with Sears, Roebuck and Co. ("Sears") in which the Company mails several versions of its catalogs to the more than 20 million mail order and credit card customers of Sears. In 1994, the Company generated revenues of $71 million and operating income of $2.9 million from this venture.

         During 1994, the Company mailed approximately 377 million catalogs and had total revenues of approximately $769 million and operating income of $16.0 million. The Company maintains a proprietary customer list currently containing more than 19 million names of customers who have made purchases from at least one of the Company's catalogs within the past 36 months. Over 7 million of the names on the list represent customers who have made purchases from at least one of the Company's catalogs within the last 12 months.

         In early 1995, the Company acquired Improvements (R), a leading do-it-yourself home improvement catalog featuring home aid accessories, Leichtung Workshops (R), a woodworking and hobby catalog featuring tools, wood products and accessories, and The Safety Zone (R), a direct marketer of safety, prevention and protection products.

         The Company is incorporated in Delaware with its principal executive office at 1500 Harbor Boulevard, Weehawken, New Jersey 07087. The Company's telephone number is (201) 863-7300. NAR Group Limited, a British Virgin Islands corporation (together with its affiliates, "NAR"), owns approximately 51% of the Company's common stock. NAR, a private investment holding company, is a joint venture between the family of Alan G. Quasha, a Director and the Chairman of the Board of the Company, and Compagnie Financiere Richemont A.G., a Swiss public company engaged in luxury goods, tobacco and other businesses. The Company is a successor in interest to The Horn & Hardart Company, a restaurant company founded in 1911, and Hanover House Industries, Inc., founded in 1934.

THE COMPANY'S CATALOGS

         Each of the Company's specialty catalogs targets distinct market segments offering a focused assortment of merchandise designed to meet the needs and preferences of its target customers. Through market research and ongoing testing of new products and concepts, each catalog determines its own merchandise strategy, including the appropriate price points, service levels, mailing plans and presentation of its products. The Company is continuing its development of exclusive or private label products in a number of its catalogs, including Domestications, Tweeds and The Company Store, to further enhance the brand identity of the catalog.

         The Company's specialty catalogs typically range in size from 32 to 100 pages with four to six new editions per year depending on the seasonality and fashion content of the products offered. Each edition may be mailed several times each season with variations in format and content. Each catalog employs the services of an outside creative agency or has its own creative staff which is responsible for the design, layout, copy, feel and theme of the book. Generally, the initial sourcing of new merchandise for a catalog begins two to six months before the catalog is mailed.

         The Company's operations are divided into two main groups, Non-Apparel and Apparel. Revenues and the percent of total revenues for 1993 and 1994 for each group are set forth below:

                                                                   1993                                1994
                                           1993                PERCENT OF           1994            PERCENT OF
                                      REVENUES (A)          TOTAL REVENUES      REVENUES  (A)     TOTAL REVENUES
                                     --------------         --------------      -------------     --------------
                                     (IN THOUSANDS)                             (IN THOUSANDS)
NON-APPAREL                             $483,876                  75%            $599,408              78%


APPAREL                                 $158,635                  25%            $169,476              22%


                                        --------                 ----            --------             ----
TOTAL COMPANY                           $642,511                 100%            $768,884             100%
                                        ========                 ====            ========             ====


-------------
(a)      Revenues are net of returns.

         NON-APPAREL GROUP.

         The catalogs comprising the Non-Apparel Group are as follows:

         Domestications is the nation's leading specialty home textile catalog and the preferred fashion decorating source book for today's value-oriented and style-conscious consumer. Domestications features sheets, towels, comforters, tablecloths, draperies and other items for the home, and offers coordinated decorating ideas for the home at value prices. Domestications is also mailed to Sears customers under the name Show Place.

         The Company Store is an upscale direct marketer of down comforters and other down and related products for the home. The Company Store also features designer brand name sheets, towels and other bedding accessories.

         Colonial Garden Kitchens features work saving and lifestyle enhancing items for the kitchen and home. Colonial Garden Kitchens is also mailed to Sears customers under the name Great Kitchens.

         Kitchen & Home features upscale kitchen and home products.

         Gump's is the well-known San Francisco retailer and a leading upscale catalog marketer of exclusive gifts. In March 1995, Gump's relocated its retail store to a landmark building in downtown San Francisco, offering comprehensive collections of antique and contemporary jewelry and gifts.

         Tapestry is a value-oriented home accessories catalog featuring flatware, dinnerware, furniture, rugs and other home decorating items. Tapestry is also mailed to Sears customers under the name Right Touch.

         Hanover House, the Company's oldest catalog, features gifts, seasonal, household and novelty items.

         Mature Wisdom caters to the needs of older customers and features fashions, health care products and other items for easier living.

         Improvements, acquired in January 1995, is a leading do-it-yourself home improvement catalog featuring home improvement accessories.

         Leichtung Workshops, acquired in January 1995, is a woodworking and hobby catalog featuring tools, wood products and accessories.

         The Safety Zone, acquired in February 1995, is a direct marketer of safety, protection and prevention products.

         APPAREL GROUP.

         The catalogs comprising the Apparel Group are as follows:

         Tweeds is a European inspired women's fashion catalog featuring relaxed fashions uniquely designed by its in-house staff.

         Silhouettes is a women's fashion catalog featuring every day, workout, special occasion and career fashions in sizes 14 to 26.

         Simply Tops is a source for unique apparel, supplying moderate-priced clothing to women interested in embellished clothing that makes a statement.

         One 212, introduced in 1994, is a women's fashion catalog featuring upscale clothing with a distinctly modern, cosmopolitan look designed by its in-house staff.

         Essence By Mail is the original catalog featuring women's fashions and home decorating items reflecting African-American culture. It is a 50% joint venture with Essence Communications Inc., publisher of Essence magazine. This catalog will be discontinued after the Summer 1995 mailing.

         International Male is an authority for unique men's fashion with an international flair.

         Undergear is a leader in activewear, workout wear and fashion underwear for men.

RECENT ACQUISITIONS AND VENTURES

         Sears. In January 1994, the Company entered into a licensing agreement with the direct marketing subsidiary of Sears to produce specialty catalogs for the more than 20 million mail order and credit card customers of Sears. The catalogs currently being mailed under the program are based on existing Company catalogs and contain a title page with the Sears name and logo. The specialty catalogs include: Show Place, based on the Domestications catalog, Great Kitchens, based on the Colonial Garden Kitchens catalog, and Right Touch, based on the Tapestry catalog. The Sears agreement has an initial three-year term and continues thereafter unless terminated by either party on various grounds, including the Company's failure to meet various operational performance standards. Profits and losses from this licensing agreement are shared between the parties on an equal basis. The Company also issued to Sears a performance warrant to purchase up to 7 million shares of the Company's Common Stock in 1999, at an exercise price of $10.57 per share, subject to certain revenue and profit thresholds.

         Improvements and Leichtung Workshops. In January 1995, the Company acquired substantially all of the assets of Leichtung, Inc., the publisher of Improvements, a leading do-it-yourself home improvement catalog, and Leichtung Workshops, a woodworking and hobby catalog, for a total cash purchase price of approximately $12 million and the assumption of certain liabilities.

         The Safety Zone. In February 1995, the Company acquired the remaining 80% of the outstanding capital stock it did not already own of Aegis Safety Holdings, Inc. ("Aegis"), a direct marketer of safety, prevention and protection products through The Safety Zone catalog. The purchase price was $6.3 million, stated value, of the Company's Series B Convertible Additional Preferred Stock ("Series B Stock"). The Series B Stock is convertible into the Company's Common Stock at $6.66 per share, subject to anti-dilution, and will pay a 5% dividend in each of the first three years if Aegis has earnings before interest and taxes of at least $1 million in each year, and a 7% dividend in years four and five. The Series B Stock is subject to mandatory redemption in cash or common stock at the Company's option on the fifth anniversary of issuance. If the Company elects to redeem the Series B Stock in Company Common Stock, additional shares may be issued if the Company's Common Stock is below a certain value.

         Tiger Direct. In February 1995, the Company entered into an agreement by which, upon closing of the transaction, it agreed to make an $8 million investment in Tiger Direct, Inc. ("Tiger") and to provide certain strategic services to Tiger. Tiger is a direct marketer of computer software, peripherals and CD-ROM hardware and software. Upon consummation of the transactions, the Company will be issued either a convertible debenture or convertible preferred stock (if authorized) and warrants for its investment. The debenture will pay interest at a rate of 10% per year for three years, payable in shares of Tiger common stock, and will be convertible into a new class of Tiger convertible preferred stock (subject to Tiger shareholder approval), with dividends payable at 10% per year for three years, also payable in shares of Tiger common stock. Tiger will also issue warrants to the Company to purchase additional stock over a three year period at prices ranging from $1.20 to $1.50 per share. If the debenture or the preferred stock is converted, the warrants are exercised and the dividend shares are fully issued, the Company will own approximately 42% of Tiger's outstanding common stock. The Company will have the right to acquire additional shares of common stock in the open market, up to a total of 50.1%, during a five year standstill period. The Company will be permitted to nominate four of Tiger's seven directors for five years. The Company is also providing a short-term secured working capital line to Tiger, up to a maximum of $3 million. All outstanding short-term indebtedness under this working capital line will be repaid when the transaction closes or within one year from termination if the transaction does not close.

MARKETING AND DATABASE MANAGEMENT

         The Company maintains one of the largest proprietary customer lists in the industry currently containing more than 19 million names of customers who have purchased from one of the Company's catalogs within the past 36 months. The list contains name, gender, residence and historical transaction data. This database is selectively enhanced with demographic, socioeconomic, lifestyle and purchase behavior overlays from other sources.

         The Company utilizes proprietary modeling and sophisticated segmentation analysis, on a catalog by catalog basis, to devise catalog marketing and circulation strategies that are intended to maximize the contribution by customer by catalog. This analysis is the basis for the Company's determination of which of the Company's catalogs (and how frequently) will be mailed to a particular customer, as well as the promotional incentive content of the catalog(s) such customer receives.

         In addition to mailing to customers currently in its database, the Company has an ongoing prospect acquisition program designed to attract new customers on a cost effective basis. The primary source of new customers for the Company's catalogs is lists rented from other mailers and compilers. Prior to mailing to these non-proprietary lists, the lists are edited using statistical segmentation tools to enhance their probable performance. Other sources of new customers include space advertisements and promotional inserts in outbound merchandise packages.

TELEMARKETING AND CUSTOMER SERVICE

         The Company designs its service standards to exceed customers' expectations and supports this with an unconditional merchandise guarantee. Under the Company's return policy, a customer may return merchandise for a refund, exchange or replacement if not satisfied for any reason.

         In 1994, the Company received approximately 70% of its orders through its toll-free telephone service which offers customer access seven days per week, 24 hours per day. The Company has created a telephone network to link its three primary telemarketing facilities in Hanover, Pennsylvania, Roanoke, Virginia and La Crosse, Wisconsin. The Company's telemarketing facilities utilize state-of-the-art telephone switching equipment which enables the Company to route calls between telemarketing centers and thus provide prompt customer service. Satellite telemarketing centers are also located in San Diego, California and Cleveland, Ohio.

         The Company trains its telemarketing service representatives to be courteous, efficient and knowledgeable about the Company's products. Telemarketing service representatives generally receive 40 hours of training in selling products, services, systems and communication skills through simulated as well as actual phone calls. A substantial portion of the evaluation of telemarketing service representatives' performance is based on how well the representative meets customer service standards. While primarily trained with product knowledge to serve customers of one or more specific catalogs, telemarketing service representatives also receive cross-training that enables them to take overflow calls from other catalogs. The Company utilizes customer surveys as an important measure of customer satisfaction.

         The Company's computerized database provides its telemarketing service representatives with information concerning a customer's previous orders, permitting the service representative to establish a personalized dialogue with the customer. In some cases telemarketing service representatives are provided selling information which they are trained to use to describe promotional items.

DISTRIBUTION

         The Company maintains a primary distribution center in Hanover, Pennsylvania and two in Roanoke, Virginia. The Company's facilities processed approximately 14 million packages in 1994. The Company's plan is to maximize efficiencies in merchandise handling and distribution by consolidation of the warehousing and distribution of like items in specific fulfillment centers. In 1994, the Company substantially completed the consolidation of its women's apparel catalogs, all of which are now fulfilled from the Company's Roanoke apparel facility. Also in 1994, the Company completed construction of a 530,000 square foot state-of-the-art home fashions warehouse and distribution facility on a separate site in Roanoke. This facility is projected to cost approximately $17 million, of which $12.4 million was incurred in 1994. This facility will handle all of Domestications' fulfillment needs. Single item orders are currently being shipped from this facility, which will be fully operational in the second half of 1995. The Company will also complete the consolidation of Gump's fulfillment operations from DeSoto, Texas to Hanover, Pennsylvania, where all giftware, other hardgoods and men's apparel are fulfilled, by April 1995.

         The Company mails its catalogs through the United States Postal Service ("USPS") utilizing pre-sort, bulk mail and other discounts. Most of the Company's packages are shipped through the USPS. Effective January 1, 1995, the USPS increased postage rates by approximately 14% to 18%. Overall, catalog mailing and package shipping costs approximated 16% of the Company's net revenues in 1994. The Company obtains rate discounts from the USPS by automatically weighing each parcel and sorting and trucking packages to a number of USPS drop points throughout the country. Some packages are shipped using a consolidator for less frequently used drop points. The Company also uses
United Parcel Service, Federal Express and other delivery services.

PURCHASING

         The Company's large sales volume permits it to achieve a variety of purchasing efficiencies, including the ability to obtain prices and terms that are more favorable than those available to smaller companies. Major goods and services used by the Company are purchased or leased from selected suppliers by its central buying staff. These goods and services include: paper, catalog printing and printing related services such as order forms and color separations, communication systems including telephone time and switching devices, packaging materials, expedited delivery services, computers and associated network software and hardware. The Company's objective is to achieve favorable "total costs" reflecting a long-term mutual commitment by the Company and each supplier for competitive rates and terms as well as the quality, future maintenance, replacement and modification needs of the Company.

         The Company's telephone telemarketing costs (both inbound and outbound calls) are typically contracted for on a three year basis. The Company generally enters into annual agreements for paper and printing with a limited number of suppliers. These agreements permit periodic price increases or decreases based on prevailing market conditions, changes in supplier costs and continuous productivity improvements. For 1994, paper costs approximated 7% of the Company's net revenues. In 1995, paper costs are expected to rise approximately 20% to 30% due to increasing demand, rising costs of pulp, increased manufacturing costs, and a lack of new manufacturing plants to meet increasing demand.

         The Company believes it has developed and maintains strong relationships with suppliers for key goods and services.

MANAGEMENT INFORMATION SYSTEMS

         The Company is continuing to upgrade its management information systems by implementing new integrated software and migrating from a centralized mainframe to mid-range mini-computers. The migration of the Company's business applications is an important part of the Company's overall systems plan which defines the mid- and long-term systems and computing strategy for the Company. In 1994 the Company purchased, and in 1995 is continuing to modify and install, on a catalog by catalog basis, integrated systems for use in managing all phases of the Company's operations. These systems have been designed to meet the Company's requirements as a high volume publisher of multiple catalogs. The Company brought several catalogs on line in 1994, and expects to bring additional catalogs on-line through early 1996, when the Company expects to complete the project. As of December 31, 1994, the Company invested approximately $9.1 million in such systems. The Company currently estimates that the total cost to install and implement the new systems, including the cost of dedicated internal personnel, will be approximately $15 million.

CREDIT MANAGEMENT

         Several of the Company's catalogs, including Domestications, International Male and Gump's, offer their own credit cards. The Company also offers, for use with almost all catalogs, the Hanover Shop At Home credit card. The Company has a three year $75 million credit facility with General Electric Credit Corporation ("GECC") which provides for the sale and servicing of accounts receivable originating from the Company's revolving credit cards. GECC's servicing responsibilities include credit processing, collections, billing/payment processing, reporting and credit card issuance.

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

         The Company acquires products for resale in its catalogs from numerous domestic and foreign vendors. No single source supplied more than 5% of the Company's products in 1994. The Company's vendors are selected based on their ability to reliably meet the Company's production and quality requirements, as well as their financial strength and willingness to meet the Company's needs on an ongoing basis.

EMPLOYEES

         The Company currently employs approximately 3,300 persons on a full time basis and approximately 600 persons on a part time basis. Approximately 150 employees at one of the Company's subsidiaries are represented by a union. The Company believes its relations with its employees are good.

SEASONALITY

         Although the Company experiences quarterly variations in sales, such variations are due primarily to fluctuations in circulation levels rather than seasonality and are further ameliorated by the Company's diversified portfolio of catalogs. The Company traditionally mails more catalogs in the second half of the year.

COMPETITION

         The mail order catalog business is highly competitive. The Company believes that the principal bases upon which it competes are quality, value, service, product offerings, catalog design, convenience, efficiency and safety. The Company's catalogs compete with other mail order catalogs, both specialty and general, and retail stores, including department stores, specialty stores and discount stores. Competitors also exist in each of the Company's catalog specialty areas of women's fashions, home furnishings, general merchandise, and men's fashions. A number of the Company's competitors have substantially greater financial, distribution and marketing resources than the Company. However, the Company believes that the recent substantial growth in the costs of doing business in the direct marketing industry, especially with respect to the increased costs of paper and postal expenses, may cause a consolidation in the industry as smaller catalogs face the difficult cost increases.

TRADEMARKS

         Each of the Company's catalogs has its own federally registered trademark. The Company also owns numerous trademarks, copyrights and service marks on its logos, products and catalog offerings. The Company has also protected various trademarks internationally. The Company vigorously protects such marks and believes there is substantial goodwill associated with them. Essence is a trademark used by the Company under license by Essence Communications, Inc. Show Place, Great Kitchens, and Right Touch are trademarks of Sears.

GOVERNMENT REGULATION

         The Company is subject to Federal Trade Commission regulations governing its advertising and trade practices, Consumer Product Safety Commission and Food and Drug Administration regulations governing the safety of the products it sells in its catalogs and other regulations relating to the sale of merchandise to its customers. The Company is also subject to the Department of Treasury-Customs regulations with respect to any goods it imports. To date, such governmental regulations have not had a material adverse effect on the Company's business.

         The imposition of a sales and use tax collection obligation on out-of-state catalog companies in states to which they ship products was the subject of a case decided in 1994 by the United States Supreme Court. While the Court reaffirmed an earlier decision that allowed direct marketers to make sales into states where they do not have a physical presence without collecting sales taxes with respect to such sales, the Court further noted that Congress has the power to change this law. The Company believes that it collects sales tax in all jurisdictions where it is currently required to do so.

ITEM 2.  PROPERTIES

         The Company's corporate headquarters are located in a modern 84,700-square-foot facility in Weehawken, New Jersey. The facility houses merchandising and marketing personnel, an art department including photographic studios, catalog production personnel and corporate and administrative offices. The Weehawken facility is leased for a 15-year term expiring in 2005.

         The Company operates warehouse and fulfillment facilities in two principal locations: Roanoke, Virginia, for home fashions and women's apparel, and Hanover, Pennsylvania, for giftware, other hardgoods and men's apparel.

         In Roanoke, the Company owns a newly constructed 530,000 square-foot state-of-the-art home fashions distribution center. The facility was substantially completed in December 1994 and is expected to become fully operational in the second half of 1995. This facility will handle all of Domestications' fulfillment needs. Also in Roanoke, the Company leases its 175,000 square-foot apparel distribution and telemarketing center from a partnership in which it owns a 50% interest.

         In Hanover, the Company owns a distribution center of approximately 265,000 square feet and leases a telemarketing and administrative office facility of 123,000 square feet, and a warehouse facility of 433,000 square feet. Renewal terms through 2009 remain on the first lease; the second lease expires November 30, 1995 and is expected to be extended for an additional period.

         In addition to these principal facilities, the Company leases administrative facilities for men's apparel in San Diego, California and for women's apparel in Edgewater, New Jersey. The San Diego facility also serves as a telemarketing and customer service facility for men's apparel. The Company also operates a telemarketing and fulfillment facility in Cleveland, Ohio for the Improvements and Leichtung Workshops catalogs.

         In La Crosse, Wisconsin, the Company also owns a 150,000 square-foot home fashions manufacturing and assembly facility and a 58,000 square-foot telemarketing and customer service facility, and leases a warehouse and fulfillment center of 185,000 square feet under a short-term lease.

         The Company's principal retail operations consist of the newly relocated Gump's retail store, which occupies approximately 30,000 square feet in a building in downtown San Francisco, California. The Gump's facility, which is leased pursuant to a 15-year lease, also includes administrative offices for retail and mail order functions.

         The Company also operates and leases 7 outlet stores at various locations.

The following chart lists each of the Company's principal properties:

                                                     APPROXIMATE         CATALOG
        LOCATION                     STATUS          SQUARE FOOTAGE        USE
------------------------             -------------   --------------      -------
Warehouse and
 Fulfillment Centers:

Hanover, PA                          Leased             433,000          (a)
Hanover, PA                          Leased/Owned       265,000          (a) and (b)
Roanoke, VA                          Owned              530,000          Domestications
Roanoke, VA                          Leased             175,000          Women's Apparel(c)
La Crosse, WI                        Leased             185,000          The Company Store

Corporate and
 Administrative Offices:

San Diego, CA                        Leased              30,000          Men's Apparel(d)
San Francisco, CA                    Leased              15,000          Gump's(e)
Edgewater, NJ                        Leased              65,000          Women's Apparel
Weehawken, NJ                        Leased              85,000          Corporate Headquarters
Cleveland, OH                        Leased/Owned        40,000          Leichtung Workshops
                                                                          and Improvements(f)

Telemarketing and
 Customer Service:

Hanover, PA                          Leased             123,000          (a)
La Crosse, WI                         Owned              58,000          The Company Store
Roanoke, VA                          Leased             175,000          Women's Apparel(c)
Beachwood, OH                        Leased               7,800          Leichtung Workshops
                                                                          and Improvements

Retail Stores:

San Francisco, CA                    Leased              30,000          Gump's
Tysons Corner, VA                    Leased               1,700          The Safety Zone
San Diego, CA                        Leased               3,800          International Male
West Hollywood, CA                   Leased               3,600          International Male

Manufacturing
 and Assembly:

La Crosse, WI                        Owned              150,000          The Company Store

-------------

(a) Used for Gump's, Colonial Garden Kitchens, Kitchen & Home, Tapestry, Hanover House, Mature Wisdom and Men's Apparel.

(b) The building is owned by the Company and the property is subject to a ground lease.

(c) Telemarketing and warehouse/fulfillment functions are all located and performed at the one facility. Square footage stated represents the entire facility.

(d)      Also a telemarketing center for Men's Apparel.

(e) Retail and office space are all located at the one facility. Square footage stated represents allocations to corporate/administrative, and retail and retail storage space.

(f) Acquired in connection with the Leichtung, Inc. acquisition in January 1995. The building is owned by the Company and the property is subject to a ground lease.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in various routine lawsuits of a nature which is deemed customary and incidental to its businesses. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on the Company's financial position or results of operations.

         On or about September 2, 1994, a complaint was filed in the United States District Court for the District of New Jersey by Veronica Zucker, an individual who allegedly purchased shares of Common Stock of the Company in the public offering completed on April 7, 1994, against the Company, all of its directors, certain of its officers, Sun Life Insurance Company of America, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Alex. Brown & Sons, Incorporated. The complaint, which purports to be filed on behalf of a class of all persons who purchased the Common Stock of the Company in the public offering or thereafter through and including August 14, 1994, seeks to recover monetary damages the class has allegedly suffered as a result of certain alleged false and material misleading statements contained in the Company's public offering prospectus dated March 30, 1994. In lieu of an answer, defendants have filed a motion to dismiss the complaint in its entirety for failure to state a claim upon which relief can be granted. The motion is scheduled to be heard by the Court on April 10, 1995. The Company and its directors and executive officers believe they have meritorious defenses to the Complaint and intend to defend the matter vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                   P A R T II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Common Stock is traded on the American Stock Exchange (Symbol:
HNV). The following table sets forth, for the periods shown, the high and low sale prices of the Common Stock reported on the American Stock Exchange Composite Tape.

                                              HIGH          LOW
                                            --------      -------
1993

         First Quarter                      $ 4           $ 2 1/16
         Second Quarter                       4 1/2         2 3/4
         Third Quarter                        5 1/2         4 1/6
         Fourth Quarter                       7 5/8         4 1/2


1994

         First Quarter                      $ 7 7/8       $ 6
         Second Quarter                       7 1/8         3 15/16
         Third Quarter                        4 15/16       3 3/4
         Fourth Quarter                       4 3/8         3 3/8

         The Company is limited from paying dividends at any time on its Common Stock beyond 25% of the consolidated net income of the then preceding four quarter period or from acquiring in excess of one million shares of its Common Stock by the most restrictive debt covenants contained in debt agreements to which the Company is a party.

         As of March 15, 1995, there were approximately 4,567 holders of record of Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected financial data for each of the years indicated:

                                              1990              1991            1992             1993             1994
                                            ---------        ----------      ----------       ----------       ----------
                                                           (in thousands, except share and per share data)
INCOME STATEMENT DATA:
REVENUES                                     $555,770          $623,650        $586,562         $642,511         $768,884
Operating (loss) income                        10,190           (26,078)         14,402           19,076           15,975
Interest expense, net     . . . . . . . .      11,426            18,341          13,135            2,757            2,813
Other income (expense)      . . . . . . .          -             (6,437)           -                 888           (1,833)
Income (loss) from continuing
 operations   . . . . . . . . . . . . . .      (2,136)          (51,081)          1,048           17,337           14,838
(Loss) from discontinued operations . . .    (115,921)          (21,119)            -                -                -
                                             --------          --------        --------         --------         --------

Income (loss) before extraordinary
 items and cumulative effect of
 accounting change for income taxes . . .    (118,057)          (72,200)          1,048           17,337           14,838
Extraordinary items . . . . . . . . . . .       2,146             6,915           9,201              -                -
Cumulative effect of  accounting
 change for income taxes  . . . . . . . .        -                 -             10,000              -                -
                                             --------          --------        --------         --------         --------
NET INCOME (LOSS) . . . . . . . . . . . .    (115,911)          (65,285)         20,249           17,337           14,838
Preferred stock dividends . . . . . . . .        -                 (466)         (3,197)          (4,093)            (135)
                                             --------          --------        --------         --------         --------
Net income (loss) applicable to
 common shareholders  . . . . . . . . . .   ($115,911)         ($65,751)       $ 17,052         $ 13,244         $ 14,703
                                            =========          ========        ========         ========         ========

Per Share:
 Income (loss) from continuing
  operations  . . . . . . . . . . . . . .   ($    .15)         ($  3.16)      ($    .06)        $    .17         $    .16
 (Loss) from discontinued operations  . .       (8.24)            (1.30)           -                 -               -
                                             --------          --------        --------         --------         --------
Income (loss) before extraordinary
 items  . . . . . . . . . . . . . . . . .       (8.39)            (4.46)           (.06)             .17              .16
Extraordinary items . . . . . . . . . . .         .15               .43             .24              -               -
Cumulative effect of accounting
 change for income taxes  . . . . . . . .         -                 -               .26              -               -
                                             --------          --------        --------         --------         --------

Net (loss) income . . . . . . . . . . . .   ($   8.24)         ($  4.03)       $    .44         $    .17         $    .16
                                             =========         ========        ========         ========         ========
Weighted average number
 of shares outstanding:
Primary     . . . . . . . . . . . . . . .   14,068,460       16,287,723      38,467,015       75,625,330       93,285,190
                                            ==========       ==========      ==========       ==========       ==========
Fully diluted . . . . . . . . . . . . . .   14,068,460       16,287,723      38,467,015       77,064,131       93,285,190
                                            ==========       ==========      ==========       ==========       ==========

BALANCE SHEET DATA
 (END OF PERIOD):
Working capital (deficit) . . . . . . . .    $   8,913         ($37,636)       $  31,566        $  25,180        $ 58,501
Total assets  . . . . . . . . . . . . . .      234,761          162,800          134,352          188,838         262,246
Total debt  . . . . . . . . . . . . . . .      155,649          127,918           43,362           36,160          37,915
Preferred stock of subsidiary . . . . . .         -              35,247           32,842             -               -
Shareholders' (deficit) equity  . . . . .      (61,484)        (113,632)         (19,758)          45,868         109,725

There were no cash dividends declared on Common Stock in any of the periods.

See Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the fiscal years indicated, the percentage relationship to revenues of certain items in the Company's Consolidated Statements of Income:

                                                                                   Fiscal Year
                                                                 --------------------------------------------
                                                                   1992               1993             1994
                                                                 --------           --------         --------
Revenues                                                          100.0%             100.0%           100.0%
Cost of sales and operating expenses  . . . . . . . . . .          65.1               63.6             63.3
Selling expenses  . . . . . . . . . . . . . . . . . . . .          23.6               24.6             25.7
General and administrative expenses . . . . . . . . . . .           8.9                8.9              9.0
Income from operations  . . . . . . . . . . . . . . . . .           2.5                3.0              2.1
Interest expense, net   . . . . . . . . . . . . . . . . .           2.2                 .4               .4
Other income/(expense)  . . . . . . . . . . . . . . . . .            -                  .1              (.2)
Net income  . . . . . . . . . . . . . . . . . . . . . . .           3.5%               2.7%             1.9%

RESULTS OF OPERATIONS

1994 COMPARED WITH 1993

         Net Income. The Company reported net income of $14.8 million or $.16 per share for the year ended December 31, 1994, compared to net income of $17.3 million or $.17 per share in 1993. Per share amounts are expressed after deducting preferred dividends of $.1 million in 1994 and $4.1 million in 1993. The weighted average number of shares outstanding increased approximately 21% to 93,285,190 shares for the year ended December 31, 1994, compared to 77,064,131 shares for the same period in 1993, primarily due to the public offering and the conversion of certain preferred stocks.

         Revenues. Revenues increased $126 million, or 20%, from $643 million in 1993 to $769 million in 1994. This significant increase in revenues was primarily a result of an increase of $48 million from the Company's venture with Sears and increased revenues of $88 million from Gump's, The Company Store and Tweeds which were acquired in the second half of 1993 ("the 1993 acquisitions"). Revenues from catalogs discontinued in 1993 were $20 million in 1993 and $1 million in 1994.

         Revenues were negatively impacted in 1994 by an increase in customer returns from approximately 13.1% of shipped sales in 1993 to 14.9% of shipped sales in 1994. The increased returns were generated by new product categories and the Company implemented measures that reduced the rate of returns in the second half of 1994.

         Non-Apparel continuing catalog revenues increased $122 million, or 26%, from $477 million in 1993 to $599 million in 1994. The Company's venture with Sears generated increased Non-Apparel revenues of $46 million from 1993 to 1994, while revenues generated by Gump's and The Company Store increased $57 million from 1993 to 1994. The remainder of the Non-Apparel revenue increase was primarily due to increased revenues related to Domestications, and the new Kitchen & Home catalog. Revenues from discontinued catalogs were $7 million and $.2 million in 1993 and 1994, respectively.

         Apparel continuing catalog revenues increased $23 million, or approximately 16%, from $146 million in 1993 to $169 million in 1994. This increase was primarily due to a $31 million increase in the revenues of Tweeds which was acquired in the fourth quarter of 1993. Women's Apparel continuing catalog revenues increased 6% which is mainly attributable to Silhouettes and One 212, while Men's Apparel revenues decreased 16% as the group discontinued an underperforming catalog in 1993 and focused on its profitable segments. Revenues from discontinued apparel catalogs were $13 million and $.5 million in 1993 and 1994, respectively.

         Operating Costs and Expenses. Cost of sales and operating expenses as a percentage of revenues decreased from 63.6% in 1993 to 63.3% in 1994. The decrease is primarily attributable to higher overall profit margins and lower fulfillment costs, as partially offset by higher delivery costs in 1994 based on sales mix.

         Selling expenses increased from 24.6% of revenues for the year ended January 1, 1994 to 25.7% of revenues for the year ended December 31, 1994 as the Company increased catalog circulation 17% in an effort to increase the number of active customers on its mailing lists in anticipation of the 1995 postal rate increase. The response to this prospecting program was less than anticipated which resulted in higher selling expense. Overall demand from the new customer acquisition program was soft principally in the Non-Apparel catalogs, particularly in Domestications, where prospecting was heaviest. The Company mailed approximately 377 million catalogs in 1994.

         General and administrative expenses increased from 8.9% of revenues in 1993 to 9.0% of revenues in 1994 due primarily to a $.7 million increase in the amortization of mailing lists and goodwill related to the 1993 acquisitions. General and administration expenses increased $11.8 million, or 21%, from 1993 to 1994 due primarily to the 1993 acquisitions.

         Income from Operations. Income from operations decreased from $19.1 million in 1993, or 3.0% of revenues, to $16.0 million in 1994, or 2.1% of revenues. Losses from discontinued catalogs were $3.9 million in 1993 compared to $.1 million in 1994.

         Non-Apparel income from operations decreased $5.7 million from $25.9 million in 1993 to $20.2 million in 1994. This decrease was mainly due to the previously-mentioned lower response rates to the Company's customer acquisition program. Non-Apparel income from operations was also impacted by a loss of $2.1 million in 1994 compared to break even results in 1993 related to the Gump's retail operations due to the temporary relocation of its retail store prior to the move to its new location in March 1995.

         Apparel income from operations increased $3.1 million from a $3.6 million loss in 1993 to a $.5 million loss in 1994. The Men's Apparel income from operations increased $3.3 million from a loss of $1.4 million in 1993 to income of $1.9 million in 1994 as a result of overhead reductions and increased response rates. The Women's Apparel income from operations increased $1.0 million excluding losses of $.5 million and $1.6 million in 1993 and 1994, respectively, from the start-up of a new catalog. Apparel income from operations for discontinued catalogs was a loss of $4.3 million in 1993 and income of $.2 million in 1994.

         The Company's venture with Sears generated $1.4 million of income from operations in 1993 versus $2.9 million in 1994.

         Interest Income (Expense). Interest expense decreased approximately $1.4 million from $4.9 million in 1993 to $3.5 million in 1994. This decrease was the result of the Company using the proceeds of the public offering to pay down its revolving line of credit in April 1994, thus reducing borrowing requirements throughout the remainder of 1994. In addition, the Company experienced lower interest rates upon entering into a new credit agreement in October 1994. The Company's long-term debt increased $2.5 million from 1993 to 1994. Interest income decreased $1.5 million from $2.2 million in 1993 to $.7 million in 1994, due to interest income related to a Federal income tax refund received in 1993.

         Other Income (Expense). Other income decreased $2.7 million from income of $.9 million in 1993 to a loss of $1.8 million in 1994. The income of $.9 million in 1993 represents a settlement of a claim in bankruptcy. The loss in 1994 is comprised of $2.5 million of charges due to losses on investments and advances as partially offset by other income of $.7 million.

         Income Taxes. The Company recorded a Federal income tax benefit of $4.4 million in 1994 based on its estimate of the amount of net operating loss carryfowards ("NOLs") that can be utilized in the future. Federal income tax provisions of $5.9 million and $4.2 million, respectively, were offset by the utilization of NOLs in 1993 and 1994. The Company's state tax provision was $.5 million and $.9 million in 1993 and 1994, respectively.

         Shareholders' Equity. The number of shares of Common Stock outstanding increased by 9,804,663 in 1994 due to: i) 8,045,296 shares issued in connection with the Public Offering, ii) 1,309,207 shares issued in connection with a cashless exchange upon the exercise of certain warrants and
iii) 450,160 shares issued in connection with the Company's equity and incentive plans, the exchange of the 6% Series A Convertible Preferred Stock (the "6% Preferred Stock") and other activities. At December 31, 1994, there were 92,737,840 shares of Common Stock outstanding compared to 82,933,177 shares of Common Stock outstanding at January 1, 1994.

         The dividends of $.1 million in 1994 represent dividend requirements on the 6% Preferred Stock issued in September 1993 while the dividends of $4.1 million in 1993 represent dividend requirements on the 7.5% Preferred Stock and the Class B Preferred Stock, both of which were converted into Common Stock in the fourth quarter of 1993.

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

         Revenues. Revenues increased 9.5% from $587 million in 1992 to $643 million in 1993. The higher revenues were due to a 10% increase in revenues relating to continuing catalogs, which include the initial test marketing of the Sears venture which began in mid-1993 and resulted in the Sears Agreement in January 1994. Additionally, approximately $47 million of the increase was generated by the acquisition of Gump's, The Company Store and Tweeds in the second half of 1993. Revenues from discontinued catalogs were $63 million and $20 million in 1992 and 1993, respectively.

         Non-Apparel revenues increased 23% from $395 million in 1992 to $484 million in 1993. This increase was a result of $38 million of revenues generated by Gump's and The Company Store which were acquired in the third quarter of 1993 and a 14% increase in revenues related to continuing catalogs. Substantially all of the increase in revenues from continuing catalogs is related to Domestications, Colonial Garden Kitchens and Tapestry, of which approximately 40% was attributable to the Sears venture. Revenues from discontinued catalogs (assuming such catalogs were discontinued at the beginning of 1992) were $10 million and $7 million in 1992 and 1993, respectively.

         Apparel revenues declined 17% from $192 million in 1992 to $159 million in 1993. Revenues from discontinued catalogs were $53 million and $13 million in 1992 and 1993, respectively, while continuing catalog revenues declined by 2% from 1992. Additionally, the acquisition of Tweeds in the fourth quarter of 1993 contributed $9 million to revenues. As discussed below, the Company restructured its Apparel catalogs.

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

         Income from Operations. Income from operations increased from $14.4 million in 1992, or 2.5% of revenues, to $19.1 million in 1993, or 3.0% of revenues. Income from operations excluding the discontinued catalogs was $24.6 million in 1992 (comprised of $21.9 million and $2.7 million for Non-Apparel and Apparel, respectively) compared to $26.7 million in 1993 (comprised of $25.8 million and $.9 million for Non-Apparel and Apparel, respectively). Of this, the three companies acquired in 1993 generated income from operations of $3 million. Losses from discontinued catalogs were $9.0 million in 1992 compared to $4.3 million in 1993.

         The restructuring of the Apparel catalogs continued in 1993 as the catalog mix was changed further, with two catalogs being discontinued and the acquisition of Tweeds. In order to improve operating results, each Apparel catalog is being more sharply focused on its target audience and overhead and circulation levels for certain catalogs were reduced.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company had $2.6 million and $24.1 million in cash and cash equivalents at the end of January 1, 1994 and December 31, 1994, respectively. Working capital and the current ratio were $25.2 million and 1.23 to 1 at January 1, 1994 versus $58.5 million and 1.51 to 1 at December 31, 1994.

         The primary sources of cash in 1994 were the $49.3 million of proceeds from the issuance of Common Stock, $10.0 million of proceeds from the issuance of debt, a $10.5 million increase in accounts payable, and operating profits. Cash was used primarily to support increases of: i) $23.9 million in capital expenditures, ii) $8.1 million in investments and advances, iii) $6.2 million in accounts receivable, and iv) $8.2 million in prepaid catalog costs. The Company also used $8.0 million to pay down various debt obligations during 1994.

         The Company experiences seasonality in its working capital requirements and fluctuations in the revolving credit facility will occur, usually within the first and fourth quarters of the year.

         Public Offering of Common Stock. In April 1994, the Company consummated a public offering of 8,045,296 shares of its Common Stock resulting in proceeds net of expenses of approximately $47.5 million. The Company has used the net proceeds to reduce outstanding indebtedness, to fund certain infrastructure investments and for general corporate purposes. In April 1994, the Company repaid $6 million of the $20 million of 9.25% Notes and paid down the then existing revolving credit facility using the proceeds of the public offering.

         Infrastructure Investments. In 1994, the Company substantially completed the construction of a fulfillment center on a 53 acre site in Roanoke, Virginia to primarily support the Domestications catalog. The center is projected to cost $17 million. As of December 31, 1994, the Company had incurred costs of approximately $12.4 million in the construction of this facility. The Company began partial shipping and receiving activities in the first quarter of 1995 and anticipates that the facility will be fully operational in the second half of 1995. The Company expects that its operating margins will be negatively impacted in the first half of 1995 as it incurs costs in connection with the start-up and relocation of distribution activities to the facility in Roanoke, Virginia and the consolidation of other facilities.

         The Company is upgrading its management information systems at a total cost estimated to be approximately $15 million. The new system began successful operation in two of the Company's catalogs during the second half of 1994 and the Company expects the roll out of the system to the rest of its catalogs through early 1996. The Company expects to incur certain duplicate system costs during a period in 1995 as they transition to the new computer system. As of December 31, 1994, the Company had incurred costs of approximately $9.1 million as part of this plan, including capitalized leases aggregating $2.4 million and internal costs of $1.7 million related to production of this new system that have been capitalized. The Company will begin to amortize all system costs as the system becomes operational in 1995.

         As of December 31, 1994, the Company was concluding the construction of the new Gump's retail store and began operation of the new store in March 1995. As of December 31, 1994, the Company had incurred costs of approximately $6.1 million for this store. The total estimated cost of the project is approximately $8 million.

         Financing. The Company entered into a new $80 million credit facility (the "Credit Facility") during the fourth quarter of 1994. This agreement replaces the $52.5 million secured revolving working capital facility previously in place. The Company obtained funding of approximately $10 million in November 1994 and intends to draw an additional $10 million in 1995 under the Credit Facility. As part of the Credit Facility, $20 million of the $80 million is reserved for making future acquisitions (the "Acquisition Facility") and an additional $20 million is reserved for funding capital expenditures. As of December 31, 1994, the total amount outstanding under the Credit Facility was $10 million. The Company expects to experience lower financing costs in the future as a result of the Credit Facility.

         The Credit Facility requires the Company to maintain certain financial covenants on a quarterly basis. The Company and the Lenders under the Credit Facility have amended the applicable agreements to, among other things, ease the requirements in certain financial covenants, increase the interest rate payable by the Company under certain circumstances and require the Lenders initial consent for certain investments and acquisitions.

         The indenture under which the $14 million of the 9.25% Notes were issued also requires the Company to maintain certain financial covenants on a quarterly basis. As of December 31, 1994, the Company was not in compliance with one of the covenants under these 9.25% Notes, for which it has received a waiver from the holder of the notes. The Company and the holder of the Notes have amended the covenants in the Indenture to reduce certain financial standards contained in the covenants. The covenants will revert in the first quarter of 1996 to those in effect prior to the amendment.

         The Company's $75 million agreement related to the sale and servicing of accounts receivable originating from the Company's revolving credit card is expected to be renegotiated by December 1995. The Company has begun negotiations with several parties and anticipates that any new agreement would generate improved cash flows and cost savings.

         The Company believes that is has sufficient capital to support the growth of its business and infrastructure investments.

         Investments and Acquisitions. In 1994, the Company invested in debt and equity securities of two companies and also made cash advances to one of the companies. As of December 31, 1994, these investments and advances include $2.7 million of convertible debt securities of Regal Communications, Inc. ("Regal") and $2.3 million of advances to Boston Publishing Company, Inc. ("BPC") which are carried at net realizable values of $1.7 million and $1.2 million, respectively, at December 31, 1994. During 1994, both Regal and BPC filed for protection under Chapter 11 of the United States bankruptcy laws. While the Company believes that it has recorded a conservative estimate of the realizable value of these assets, certain actions of the bankruptcy proceedings are outside the control of the Company and future events could occur that would require the Company to re-evaluate the assets.

         In January 1995, the Company purchased substantially all of the assets of Leichtung, Inc. for approximately $12 million in cash and the assumption of certain liabilities.

         In February 1995, the Company acquired Aegis Safety Holdings, Inc. ("Aegis") for 634,900 shares of Class B Convertible Preferred Stock that has a stated value of $6.3 million. The Company had previously owned 20% of the outstanding common stock of Aegis.

         In March 1995, the Company entered into an agreement, by which, upon closing of the transaction, it agreed to make an $8 million investment in Tiger Direct, Inc. ("Tiger") and provide certain strategic services to Tiger. The Company can increase its investment to $17.7 million upon the conversion of: i) a debenture or preferred stock, ii) the interest or dividends on such convertible instruments and iii) exercisable warrants. The Company would increase its ownership percentage to 42% if all of the above are converted into Tiger common stock. The Company anticipates using the Acquisition Facility to fund this investment. The Company is also providing a temporary short-term secured working capital line of credit to Tiger up to a maximum of $3 million. All outstanding short-term indebtedness related to this facility will be repaid when the transaction closes or one year from the date the purchase agreement is terminated.

         The Company continues to analyze other potential acquisitions of catalog companies and currently intends to use substantially all of the $20 million Acquisition Facility.

         Effects of Inflation and Cost Increases. The Company normally experiences increased costs of sales and operating expenses as a result of the general rate of inflation in the economy. Operating margins are generally maintained through selective price increases where market conditions permit. The Company's inventory is mailorder merchandise which undergoes sufficiently high turnover so that the costs of goods sold approximates replacement cost. Because sales are not dependent upon a particular supplier or product brand, the Company can adjust product mix to mitigate the effects of inflation on its overall merchandise base.

         The Company mails its catalogs and ships most of its merchandise through the United States Postal Service ("USPS"), with catalog mailing and product shipment expenses representing approximately 16% of revenues in 1994. In January 1995, the USPS increased postage rates by approximately 14% to 18%. The Company is also experiencing record price increases in 1995 for paper that is used in the production of its catalogs as the paper industry has announced a series of significant increases. Paper costs represented approximately 7% of revenues in

1994. These cost increases and the duplicate costs associated with the consolidation of the distribution facilities and the transition to the new system discussed earlier will adversely impact the Company's margins and earnings particularly in the first half of 1995.

         As a result, the Company has implemented a plan to reduce its expense structure by $8 million through overhead reductions and consolidation of warehouse facilities. The Company also expects to reduce catalog circulation from 1994 levels and to increase the productivity of the mailings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Hanover Direct, Inc.:

         We have audited the accompanying consolidated balance sheets of Hanover Direct, Inc. (a Delaware corporation) (successor to The Horn & Hardart Company, see Note 1 to the Consolidated Financial Statements) and subsidiaries as of January 1, 1994 and December 31, 1994, and the related consolidated statements of income, shareholders' (deficit) equity and cash flows for each of the three fiscal years in the period ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hanover Direct, Inc. and subsidiaries as of January 1, 1994 and December 31, 1994, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                    ARTHUR ANDERSEN LLP

New York, New York
February 21, 1995

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of  January 1, 1994 and December 31, 1994

                                                                              JANUARY 1,     DECEMBER 31,
                                                                                 1994            1994
                                                                              ----------     ------------
                                                                                    (IN THOUSANDS)
ASSETS

Current Assets:
 Cash and cash equivalents                                                    $  2,583         $ 24,053
 Accounts receivable, net of allowance for doubtful
  accounts of $2,509 in 1993 and $2,730 in 1994                                 19,043           25,247
 Inventories                                                                    80,429           83,653
 Prepaid catalog costs                                                          25,571           33,725
 Deferred tax asset, net                                                         2,975            3,200
 Other current assets                                                            1,858            2,658
                                                                              --------         --------

         Total Current Assets                                                  132,459          172,536
                                                                              --------         --------

Property and Equipment, at cost
 Land                                                                            1,171            1,917
 Buildings and building improvements                                             7,862            7,994
 Leasehold improvements                                                          6,242            6,807
 Furniture, fixtures and equipment                                              22,551           24,103
 Construction in progress                                                        3,042           21,358
                                                                              --------         --------
                                                                                40,868           62,179
 Accumulated depreciation and amortization                                     (18,341)         (19,708)
                                                                              --------         --------

        Property and Equipment, net                                             22,527           42,471
                                                                              --------         --------

Goodwill                                                                        18,463           19,026
Deferred tax asset, net                                                          7,656           11,800
Investments and advances                                                          -               6,000
Other assets, net                                                                7,733           10,413
                                                                              --------         --------

        Total Assets                                                          $188,838         $262,246
                                                                              ========         ========





See Notes to Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
As of January 1, 1994 and December 31, 1994

                                                              JANUARY 1,       DECEMBER 31,
                                                                 1994              1994
                                                              ----------       ------------
                                                          (IN THOUSANDS, EXCEPT SHARE AND PER
                                                                    SHARE AMOUNTS)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Current portion of long-term debt and capital
  lease obligations                                           $   2,024           $     812
 Accounts payable                                                78,905              89,366
 Accrued liabilities                                             21,319              20,215
 Customer prepayments and credits                                 5,031               3,642
                                                              ---------           ---------
         Total Current Liabilities                              107,279             114,035
                                                              ---------           ---------

Noncurrent Liabilities:
 Long-term debt                                                  32,313              35,907
 Capital lease obligations                                        1,823               1,196
 Other                                                            1,555               1,383
                                                              ---------           ---------
         Total Noncurrent Liabilities                            35,691              38,486
                                                              ---------           ---------

         Total Liabilities                                      142,970             152,521
                                                              ---------           ---------

Shareholders' Equity:

 6% Preferred Stock, convertible, $10 stated value,
  authorized 5,000,000 shares; issued 234,900 shares
  in 1993 and 156,600 shares in 1994                              2,378               1,589
 Common Stock, $.66 2/3 par value, authorized
  150,000,000 shares; issued 83,136,542 shares in
  1993 and 92,978,234 shares in 1994                             55,423              61,985
 Capital in excess of par value                                 209,834             253,210
 Accumulated deficit                                           (215,805)           (201,102)
                                                              ---------           ---------
                                                                 51,830             115,682
 Less:
  Treasury stock, at cost (1,120,032 shares in 1993
   and 1,157,061 shares in 1994)                                 (3,130)             (3,345)
  Notes receivable from sale of Common Stock                     (1,774)             (1,912)
  Deferred compensation                                          (1,058)               (700)
                                                              ---------           ---------
Total Shareholders' Equity                                       45,868             109,725
                                                              ---------           ---------

Total Liabilities and Shareholders' Equity                    $ 188,838            $262,246
                                                              =========            ========



See Notes to Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For The Years Ended December 26, 1992, January 1, 1994 and December 31, 1994

                                                            1992             1993             1994
                                                         ---------         --------         --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES                                                 $586,562          $642,511         $768,884
                                                         --------          --------         --------

Operating costs and expenses:
 Cost of sales and operating expenses                     381,716           408,387          486,477
 Selling expenses                                         138,494           157,811          197,436
 General and administrative expenses                       51,950            57,237           68,996
                                                         --------          --------         --------

                                                          572,160           623,435          752,909
                                                         --------          --------         --------

INCOME FROM OPERATIONS                                     14,402            19,076           15,975

 Interest expense                                         (13,379)           (4,925)          (3,544)
 Interest income                                              244             2,168              731
 Other income (expense)                                      -                  888           (1,833)
                                                         --------          --------         --------

Income before income taxes                                  1,267            17,207           11,329
Income tax provision (benefit)                                219              (130)          (3,509)
                                                         --------          --------         --------

Income before extraordinary items and
 cumulative effect of accounting change                     1,048            17,337           14,838
Extraordinary items                                         9,201              -                -
Cumulative effect of accounting change for
 income taxes                                              10,000              -                -
                                                         --------          --------         --------

NET INCOME                                                 20,249            17,337           14,838

Preferred stock dividends                                  (3,197)           (4,093)            (135)
                                                         --------          --------         --------
Net income applicable to Common
 Shareholders                                            $ 17,052          $ 13,244         $ 14,703
                                                         ========         =========         ========

Net income (loss) per share:
Income (loss) before extraordinary items
 and cumulative effect of accounting change              $  (0.06)         $   0.17         $   0.16
Extraordinary items                                          0.24              -               -
Cumulative effect of accounting change for
 income taxes                                                0.26              -               -
                                                         --------          --------         --------
Net income per share                                     $   0.44          $   0.17         $   0.16
                                                         ========          ========         ========





See Notes to Consolidated Financial Statements.




                                       HANOVER DIRECT, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
                    FOR THE YEARS ENDED DECEMBER 26,1992, JANUARY 1, 1994, AND DECEMBER 31,1994
                                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                               Preferred Stock          Preferred Stock      Preferred Stock
                                                            Class B 8% Cumulative       7.5% Cumulative      Series A, 6.0%
                                                             Shares       Amount     Shares         Amount   Shares    Amount
                                                            -----------------------------------------------------------------
Balance at December 28, 1991                                         0          $0          0           $0         0       $0

 Net income applicable to common shareholders
 Issuance of Common Stock to and redemption of
  Class B Common Stock by NAR
 Issuance of Class B Common Stock
 Amortization of deferred compensation
 Issuance of Common Stock in
  connection with Rights Offering
 14% Exchange Offer
 7.5% Exchange Offer
 Stock Dividend to NAR
 Issuance of Common Stock
 Transfer of ESOP shares to treasury
                                                            -----------------------------------------------------------------
Balance at December 26, 1992                                         0          $0          0           $0         0       $0

Net income applicable to common shareholders
Mergers of H & H & THC into Hanover Direct, Inc.                40,000      25,516    569,532        7,158
Exchange of Class B  8 % Preferred and Common Stock            (40,000)    (25,516)
Conversion of 7.5% Preferred Stock                                                   (569,532)      (7,158)
Issuance of Preferred Stock                                                                                  234,900    2,342
Stock dividends                                                                                                            36
Amortization of deferred compensation
Issuance of  Common Stock
                                                            -----------------------------------------------------------------
Balance at January 1, 1994                                           0          $0          0           $0   234,900   $2,378

Net income applicable to common shareholders
Exercise of warrants
Shares issued in Stock Offering
Preferred stock dividends                                                                                                  (6)
Conversion of one-third of the 6% Preferred Stock                                                            (78,300)    (783)
Conversion of note payable
Issuance of  Common Stock for Employee Benefit Plans, net
                                                            -----------------------------------------------------------------
Balance at December 31, 1994                                         0          $0          0           $0   156,600   $1,589
                                                            =================================================================


                                                                                                             Capital
                                                                 Class B Common Stock     Common Stock      in Excess
                                                                    $.01 par value     $.66 2/3 par value     of Par
                                                                 Shares        Amount  Shares       Amount    Value
                                                                -----------------------------------------------------
Balance at December 28, 1991                                     13,333,334     $133   16,094,321  $10,728   $135,612

 Net income applicable to common shareholders
 Issuance of Common Stock to and redemption of
  Class B Common Stock by NAR                                   (13,333,334)    (133)  20,000,000   13,334     24,146
 Issuance of Class B Common Stock                                12,270,503      123                              410
 Amortization of deferred compensation
 Issuance of Common Stock in
  connection with Rights Offering                                                      14,396,798    9,603     11,086
 14% Exchange Offer                                                                     4,099,625    2,733      5,123
 7.5% Exchange Offer                                                                    3,448,840    2,299      5,773
 Stock Dividend to NAR                                                                                         (3,764)
 Issuance of Common Stock                                                                 115,000       77       (237)
 Transfer of ESOP shares to treasury
                                                                -----------------------------------------------------
Balance at December 26, 1992                                     12,270,503     $123   58,154,584  $38,774   $178,149

Net income applicable to common shareholders
Mergers of H & H & THC into Hanover Direct, Inc.
Exchange of Class B  8 % Preferred and Common Stock             (12,270,503)    (123)  18,937,169   12,625     13,014
Conversion of 7.5% Preferred Stock                                                      2,278,128    1,519      5,639
Issuance of Preferred Stock
Stock dividends                                                                                                  (438)
Amortization of deferred compensation
Issuance of  Common Stock                                                               3,766,661    2,505     13,470
                                                                -----------------------------------------------------
Balance at January 1, 1994                                                0       $0   83,136,542  $55,423   $209,834

Net income applicable to common shareholders
Exercise of warrants                                                                    1,309,207      873       (873)
Shares issued in Stock Offering                                                         8,045,296    5,364     42,136
Preferred stock dividends
Conversion of one-third of the 6% Preferred Stock                                         189,818      126        657
Conversion of note payable                                                                 13,945        9        162
Issuance of  Common Stock for Employee Benefit Plans, net                                 283,426      190      1,294
                                                                -----------------------------------------------------
Balance at December 31, 1994                                              0       $0   92,978,234  $61,985   $253,210
                                                                =====================================================




                                                                                                  Notes
                                                                                               Receivable
                                                                                                From Sale
                                                              Accum.       Treasury Stock      of Common   Deferred
                                                            (Deficit)  Shares          Amount    Stock       Comp.      Total
                                                           -------------------------------------------------------------------
Balance at December 28, 1991                               ($246,101)  (2,169,899)  ($11,601)       $0     ($2,403)  ($113,632)

 Net income applicable to common shareholders                 17,052                                                    17,052
 Issuance of Common Stock to and redemption of
  Class B Common Stock by NAR                                                                                           37,347
 Issuance of Class B Common Stock                                                                                          533
 Amortization of deferred compensation                                                                         607         607
 Issuance of Common Stock in
  connection with Rights Offering                                                                                       20,689
 14% Exchange Offer                                                                                                      7,856
 7.5% Exchange Offer                                                       45,006        393                             8,465
 Stock Dividend to NAR                                                    601,233      5,249                             1,485
 Issuance of Common Stock                                                                                                 (160)
 Transfer of ESOP shares to treasury                                     (646,053)    (1,211)                1,211           0
                                                           -------------------------------------------------------------------

Balance at December 26, 1992                               ($229,049)  (2,169,713)   ($7,170)       $0       ($585)   ($19,758)

Net income applicable to common shareholders                  13,244                                                    13,244
Mergers of H & H & THC into Hanover Direct, Inc.                                                                        32,674
Exchange of Class B  8 % Preferred and Common Stock                                                                          0
Conversion of 7.5% Preferred Stock                                                                                           0
Issuance of Preferred Stock                                                                                              2,342
Stock dividends                                                           684,890      2,946                             2,544
Amortization of deferred compensation                                                                          599         599
Issuance of  Common Stock                                                 364,791      1,094    (1,774)     (1,072)     14,223
                                                           -------------------------------------------------------------------

Balance at January 1, 1994                                 ($215,805)  (1,120,032)   ($3,130)  ($1,774)    ($1,058)    $45,868

Net income applicable to common shareholders                  14,703                                                    14,703
Exercise of warrants                                                                                                         0
Shares issued in Stock Offering                                                                                         47,500
Preferred stock dividends                                                                                                   (6)
Conversion of one-third of the 6% Preferred Stock                                                                            0
Conversion of note payable                                                                                                 171
Issuance of  Common Stock for Employee Benefit Plans, net                 (37,029)      (215)     (138)        358       1,489
                                                           -------------------------------------------------------------------
Balance at December 31, 1994                               ($201,102)  (1,157,061)   ($3,345)  ($1,912)      ($700)   $109,725
                                                           ===================================================================



                 See Notes to Consolidated Financial Statements

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 26, 1992, January 1, 1994 and December 31, 1994

                                                               1992           1993           1994
                                                            ---------       --------       --------
                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . .   $  20,249       $ 17,337       $ 14,838
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Depreciation and amortization . . . . . . . . . . .       5,188          4,122          6,499
      Noncash portion of extraordinary gains. . . . . . .      (9,201)           -              -
      Noncash portion of cumulative effect of an
        accounting change . . . . . . . . . . . . . . . .     (10,000)           -              -
      Provision for losses on notes receivable and
        marketable securities . . . . . . . . . . . . . .         -              -            2,121
      Deferred transaction costs  . . . . . . . . . . . .         -              -             (837)
      Deferred taxes  . . . . . . . . . . . . . . . . . .         -             (631)        (4,369)
      Other, net  . . . . . . . . . . . . . . . . . . . .         368            (33)            43
  Changes in assets and liabilities, net of effects of
    acquired businesses and dispositions of assets:
      Payment for repurchase of mail order customer
        receivables . . . . . . . . . . . . . . . . . . .     (35,301)           -              -
      Net proceeds from sale of mail order
        customer receivables  . . . . . . . . . . . . . .      37,008            -              -
      Accounts receivable, net  . . . . . . . . . . . . .      13,321          8,907         (6,204)
      Inventories . . . . . . . . . . . . . . . . . . . .      (9,854)       (12,081)        (3,424)
      Prepaid catalog costs . . . . . . . . . . . . . . .       9,470         (5,305)        (8,154)
      Other current assets  . . . . . . . . . . . . . . .        (671)           282         (1,220)
      Accounts payable  . . . . . . . . . . . . . . . . .     (17,292)        24,530         10,518
      Accrued liabilities . . . . . . . . . . . . . . . .     (12,821)       (10,650)           185
      Dividend payable  . . . . . . . . . . . . . . . . .         -              886            -
      Customer prepayments and credits  . . . . . . . . .      (3,508)           684         (1,389)
                                                             --------       --------       ---------

  Net cash provided (used) by operating activities . . .      (13,044)        28,048           8,607
                                                             --------       --------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in restricted cash . . . . . . . . . . . . .         5,765            -               -
  Acquisitions of property and equipment  . . . . . . .        (1,431)        (4,239)        (23,856)
  Purchase of businesses  . . . . . . . . . . . . . . .           -             (100)            -
  Net proceeds from sales of property . . . . . . . . .        17,256            -               -
  Purchase of convertible debt securities . . . . . . .           -              -            (2,693)
  Investments in affiliates . . . . . . . . . . . . . .           -              -            (3,183)
  Advances  . . . . . . . . . . . . . . . . . . . . . .           -              -            (2,300)
  Other, net  . . . . . . . . . . . . . . . . . . . . .           -             (313)         (3,293)
                                                             --------       ---------       --------
Net cash provided (used) by investing activities  . . .        21,590         (4,652)        (35,325)
                                                             --------       ---------       --------



See Notes to Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Years ended December 26, 1992, January 1, 1994 and December 31, 1994


                                                            1992          1993          1994
                                                          --------      --------      --------
                                                                          (IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments under revolving credit facility  . . .     $   -         $(20,965)     $   (230)
  Proceeds from issuance of debt  . . . . . . . . . .        9,583        20,000        10,000
  Net proceeds from issuance of Preferred
    Stock and Class B Common Stock  . . . . . . . . .       27,533           -             -
  Payments of long-term debt and capital lease
    obligations . . . . . . . . . . . . . . . . . . .      (68,720)      (19,856)       (8,015)
  Proceeds from Rights Offering . . . . . . . . . . .       19,748           -             -
  Cash dividends paid . . . . . . . . . . . . . . . .          -            (890)       (1,027)
  Payment of debt issuance costs  . . . . . . . . . .         (825)       (1,560)       (1,458)
  Repurchase of Common Stock  . . . . . . . . . . . .          -             -            (215)
  Proceeds from issuance of Common Stock  . . . . . .          -             912        49,305
  Other, net  . . . . . . . . . . . . . . . . . . . .          -          (1,007)         (172)
                                                          --------      --------      --------
Net cash provided (used) by financing activities  . .      (12,681)      (23,366)       48,188
                                                          --------      --------      --------

Net increase (decrease) in cash and cash
  equivalents . . . . . . . . . . . . . . . . . . . .       (4,135)           30        21,470

Cash and cash equivalents at the beginning of
  the year  . . . . . . . . . . . . . . . . . . . . .        6,688         2,553         2,583
                                                          --------      --------      --------

Cash and cash equivalents at end of the year  . . . .     $  2,553      $  2,583      $ 24,053
                                                          ========      ========      ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid . . . . . . . . . . . . . . . . . . .     $ 12,547      $  4,883      $  2,923
  Income taxes paid . . . . . . . . . . . . . . . . .     $    226      $     71      $    701





See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 1992, JANUARY 1, 1994 AND DECEMBER 31, 1994

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

         The Merger was consummated by (i) the exchange to holders of shares of H&H Common Stock shares of HDI Common Stock, (ii) the exchange to holders of shares of THC 7.5% Preferred Stock shares of HDI's 7.5% Preferred Stock, and
(iii) the exchange to holders of shares of THC Class B Preferred Stock shares of HDI's Class B Preferred Stock, each such distribution being on a one-for-one-basis.

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

         Fiscal Year - The Company operates on a 52/53 - week fiscal year. The years ended December 26, 1992 and December 31, 1994 were 52 - week years. The year ended January 1, 1994 was a 53 - week year.

         Inventories - Inventories consist principally of merchandise held for resale and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

         Prepaid Catalog Costs - Costs related to mail order catalogs and promotional material are amortized over their estimated productive lives, not exceeding six months.

         Depreciation and Amortization - Depreciation and amortization of property and equipment are provided on the straight-line method over the following lives: buildings and building improvements, 30 years; furniture, fixtures and equipment, 3-10 years; and leasehold improvements, over the lower of the estimated useful lives or the terms of the related leases. Expenditures for maintenance and repairs are charged to operations as incurred; major improvements are capitalized.

         Purchased software costs of $3.6 million at December 31, 1994 included in Construction in progress relate to the Company's new management information systems. Capitalized development costs of $5.5 million are included in Other assets as of December 31, 1994. All such costs will be amortized over a five year period commencing in 1995 when the system is operational.

         Goodwill - Excess of cost over the net assets of acquired businesses is being amortized on a straight-line basis over periods up to forty years. Accumulated amortization was $3.9 million and $4.5 million at January 1, 1994 and December 31, 1994, respectively. On an on-going basis, the Company assesses the carrying value and the economic useful life of the goodwill based on the acquired businesses' prior and future operating results and estimated net cashflows.

         Mailing Lists -  The costs of acquired mailing lists are amortized
over a five year period.   Mailing lists, included in Other assets, amounted to
$2.5 million at January 1, 1994 and December 31, 1994 and are carried net of accumulated amortization of $.2 million and $.7 million, respectively.

         Accounting for Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes ("SFAS 109").

         Cash and Cash Equivalents - For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid temporary investments with an original maturity of less than ninety days as cash equivalents.

         Net Income Per Share - Net income per share was computed using the weighted average number of common shares outstanding. The weighted average number of shares used in the calculation for both primary and fully diluted net income per share in 1992 and 1994 were 38,467,015 and 93,285,190 shares, respectively. For 1993 the weighted average number of shares for primary and fully diluted net income per share were 75,625,330 and 77,064,131 shares, respectively. Common share equivalents for purposes of net income per share consist of stock options and warrants.

         Supplemental Earnings Per Share - Assuming that the rights offering and exchange offers discussed in Notes 2 and 7 had been consummated at the beginning of fiscal year 1992, the weighted average number of shares outstanding would have been 68,795,471, and earnings per share for 1992 would have been $.09 per share and $.37 per share, respectively.

         Assuming that the conversion of the 7.5% Preferred Stock and the exchange of the Class B 8% Preferred Stock and the Class B Common Stock discussed in Note 8 had been consummated at the beginning of fiscal year 1993, the weighted average number of shares outstanding for primary and fully diluted earnings per share for 1993 would have been 84,408,807 and 85,847,608 and earnings per share for 1993 would have been $.21 and $.20, respectively.

         Supplemental Disclosure of Noncash Activities


                                                                                1992           1993             1994
                                                                              -------        --------         --------
                                                                                          (IN THOUSANDS)
Exchange of THC 8% cumulative Preferred Stock
and issuance of 20,000,000 shares of THC Common Stock  . . . . . . . .      $ 35,847        $   -            $    -
                                                                             ========        ========         ========
Exchange of 7.5% Convertible Subordinated and 14%
 Senior Subordinated Debentures for THC Common
 Stock and THC 7.5% Preferred Stock . . . . . . . . . . . . . . . . . .      $ 30,475        $   -            $   -
                                                                             ========        ========         ========
Dividend on Class B 8% Preferred Stock paid in THC Common
 Stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   -           $  2,508         $   -
                                                                             ========        ========         ========
Exchange of 8% Class B Preferred Stock and 7.5%
 Convertible Preferred Stock for HDI Common Stock . . . . . . . . . . .      $   -           $ 32,674         $   -
                                                                             ========        ========         ========
Capital lease obligations . . . . . . . . . . . . . . . . . . . . . . .      $   -           $  2,541         $   -
                                                                             ========        ========         ========
Other equity issuances and exchanges  . . . . . . . . . . . . . . . . .      $   -           $  4,990         $  1,823
                                                                             ========        ========         ========
Acquisition of businesses:
  Fair value of assets acquired . . . . . . . . . . . . . . . . . . . .      $   -           $ 38,578         $   -
  Fair value of liabilities assumed . . . . . . . . . . . . . . . . . .          -            (26,180)            -
  Common stock issued . . . . . . . . . . . . . . . . . . . . . . . . .          -            (12,298)            -
                                                                             ---------       --------         --------
  Net cash paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   -           $    100         $   -
                                                                             ========        ========         ========

2.       TRANSACTIONS WITH NAR GROUP LIMITED

         In October 1991, the Company's shareholders approved several transactions among the Company, THC and NAR Group Limited ("NAR") pursuant to which NAR acquired 13,333,334 shares of Class B Common Stock of the Company and 40,000 shares of 8% Cumulative Preferred Stock of THC (the "Hanover Preferred Stock"), for an aggregate purchase price of $40 million. The purchase price was paid by the surrender by NAR of $15.1 million principal amount of the Company's 7.5% Convertible Subordinated Debentures due March 1, 2007 (valued under the Purchase Agreement at $7.5 million) plus $31.3 million in cash. NAR also received warrants to purchase 1,210,901 shares of the Company's Common Stock at exercise prices ranging from $4.00 to $5.25 per share and expiring in five years. The exercise prices were subsequently adjusted to prices ranging from $2.19 to $2.42 per share in accordance with the anti-dilution provisions of the warrant agreements. A working capital line of credit of approximately $30 million had previously been made available to the Company in July 1991 by a subsidiary of NAR and was repaid in May, 1993.

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

- The Company conducted a rights offering (the "Rights Offering") in which the Company's shareholders (other than NAR) subscribed to 7,636,905 shares of Common Stock at $1.50 per share for an aggregate of $11.5 million. NAR purchased the remaining 6,759,893 shares not subscribed to for $1.50 per share for an aggregate amount of approximately $10 million. NAR received a standby commitment fee of $177,000 and an underwriting fee of $405,000 representing 4% of the offering price of all shares it purchased that were not purchased by other shareholders in the Rights Offering.

         On January 1, 1994, the Company exercised its right to require the exchange of the 40,000 shares of Class B Preferred Stock and the 12,270,503 shares of Class B Common Stock for 18,937,169 shares of Common Stock.

3.       ACQUISITIONS AND INVESTMENTS

         ACQUISITIONS - The Company made the following acquisitions in 1993:

         Gump's - In July 1993, the Company acquired substantially all of the mail order and retail assets of Gump's, Inc. ("Gump's"), an upscale catalog marketer of exclusive gifts and the legendary San Francisco retailer. The consideration given for the assets acquired was $13.2 million and consisted of $6.9 million in cash and 1,327,330 shares of Common Stock valued at $4.78 per share or $6.3 million. The $6.9 million of cash used for the purchase of the assets was comprised of (i) proceeds of the sale of Gump's accounts receivable aggregating $2.8 million; (ii) $2.6 million of Gump's cash acquired by the Company as part of the assets acquired; and (iii) $1.5 million of additional credit under the Company's revolving credit facility, as amended.

         The Company Store - In August 1993, the Company acquired certain assets of Company Store Holdings, Inc. and subsidiaries ("The Company Store"), a direct marketer of down comforters, other down products and home furnishings. The consideration given for the assets acquired was $7 million and consisted of
(i) 516,824 shares of the Company's Common Stock, valued at $4.64 per share or $2.4 million, and (ii) two promissory notes in the aggregate principal amount of $1.1 million issued by a subsidiary of the Company, with interest thereon at six percent (6%) per annum due on October 31, 1994 and $3.5 million principal amount of secured notes issued by certain subsidiaries of the Company with interest thereon at six percent (6%) per annum, with principal and interest payments payable monthly on a fifteen-year amortization, with the remaining balance due and payable on August 31, 1998.

         Tweeds - In September 1993, the Company acquired all of the outstanding shares of Tweeds, Inc., a well-known, European- inspired women's fashion catalog. The purchase price was $8.8 million and consisted of: (i) $.1 million in cash; (ii) 771,774 shares of the Company's Common Stock, valued at $4.60 per share or $3.6 million; and (iii) the assumption of $5.1 million of liabilities.

         Accounting for Acquisitions - The acquisitions of Gump's, The Company Store and Tweeds have been accounted for using the purchase method of accounting with goodwill of approximately $11.4 million recorded, based upon the fair values of the net assets acquired and liabilities assumed. In addition, the Company recorded $2.5 million representing the fair value of acquired mailing lists. In accordance with the purchase method of accounting, the Company updated its estimates of the fair value of the net assets acquired and increased goodwill by $1.2 million in 1994. The operating results of the acquired companies are included in consolidated net income from their respective dates of acquisition.

         The following represents the unaudited pro forma results of operations for the years ended December 26, 1992 and January 1, 1994, as if these three acquisitions had occurred at the beginning of fiscal year 1992.

                                                         (In thousands, except per share amounts)
                                                                          (UNAUDITED)
                                                                 1992                 1993
                                                               --------             --------
        Revenues                                               $733,454             $723,749
                                                               ========             ========
        Income (loss) before extraordinary
         items and cumulative effect of accounting
         change for income taxes                               $ (3,720)            $ 10,160
                                                               ========             ========
        Income applicable to
         common shareholders                                   $ 12,284             $  6,067
                                                               ========             ========

        Per Share:
        Income (loss) per share before extraordinary
         item and cumulative effect of accounting
         change for income taxes                               $   (.17)            $    .08

        Extraordinary items                                         .23                -
        Cumulative effect of accounting change
         for income taxes                                           .24                -
                                                               --------             --------
        Net income                                             $    .30             $    .08
                                                               ========             ========

         The pro forma information does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented, and is not intended to be a projection of future results or trends.

         INVESTMENTS AND ADVANCES - Investments and advances in the accompanying Consolidated Balance Sheet include the following:

         The Safety Zone - In September 1993, the Company acquired 20% of the outstanding common stock of Aegis Safety Holdings, Inc. ("Aegis"), a direct marketer of safety and anti-hazard products through The Safety Zone catalog. The consideration for the investment was the provision by the Company of certain catalog fulfillment and financial services to Aegis at the Company's cost until August 1998, subject to certain early termination provisions. The Company also agreed to extend a secured working capital line of up to $1.0 million to Aegis. In September 1994, the working capital line was restructured due to the violation by Aegis of certain debt covenants. The covenants were modified through December 31, 1994 and the Company increased the amount of allowable unsecured advances. The investment in Aegis was accounted for using the equity method of accounting and the Company recorded an equity loss of $.1 million in 1994. The Company has outstanding advances of $.7 million to Aegis as of December 31, 1994. In February 1995, the Company acquired all of the outstanding common stock of Aegis.

         Blue Ridge Associates - In January 1994, the Company purchased for $1.1 million a 50% interest in Blue Ridge Associates ("Blue Ridge"), a partnership which owns the apparel distribution center in Roanoke, Virginia. This investment is accounted for by the equity method of accounting. The Company made annual rent payments to the partnership totaling $.7 million in 1994 as part of a 15 year lease through 2008. The Company has recorded $.1 million in income for its portion of the partnership income in 1994. At December 31, 1994, the Company's investment in Blue Ridge was $1.1 million.

         Boston Publishing Company - In February 1994, the Company entered into an agreement with Boston Publishing Company, Inc. ("BPC") whereby the Company acquired a 20% equity interest and agreed to provide certain catalog related services to BPC. The Company also provided BPC with a secured three-year revolving credit facility of up to $3 million, a $.75 million short-term loan, and a $.5 million five-year convertible note.

         On August 3, 1994, BPC filed for protection under Chapter 11 of the United States bankruptcy laws. As of December 31, 1994, the Company had advanced $2.3 million to BPC, all of which was loaned prior to the filing of the bankruptcy petition. Of the $2.3 million, $1.2 million was loaned under the revolving credit facility, $.6 million was loaned under the short-term loan and $.5 million was loaned under the five-year convertible note. Subsequent to the Chapter 11 filing, the Company loaned an additional $.8 million under a $1.0 million court-approved debtor-in-possession financing (the "DIP Financing").

         As of December 31, 1994, BPC had repaid the outstanding DIP Financing balance. The assets of BPC have been pledged to secure $1.2 million of the pre-petition advances and the Company has written off the unsecured portion. The Company believes that the assets of BPC are sufficient to secure repayment of the Company's secured loans to BPC. The investment in BPC is accounted for using the equity method of accounting. The Company has outstanding advances to BPC of $1.2 million as of December 31, 1994.

         Regal Communications, Inc.   - During 1994, the Company invested
approximately $2.7 million in convertible debt securities of Regal Communications, Inc. ("Regal"). It was the Company's intention to hold these debt securities as a long-term investment and in the future obtain certain operating subsidiaries of Regal in exchange for these debt securities. As a result, the Company carried the investment as a long-term investment during 1994. On September 23, 1994, Regal filed for protection under Chapter 11 of the United States bankruptcy laws. The Company, in accordance with SFAS 115, established a valuation allowance in the shareholders' equity section of the Consolidated

Balance Sheet to record temporary fluctuations in the value of the securities based on market prices. At September 30, 1994, the valuation allowance was $1.8 million.

         In the fourth quarter of 1994, the Company ceased considering the exchange of the securities for an equity position and instead began negotiations as part of the Creditors Committee for an overall settlement. The Company recorded a non-operating expense of $1.0 million in 1994 reflecting its estimate of the probable outcome of the settlement. The estimates include valuations of several subsidiaries of Regal and certain contract rights and claims, as well as Regal's operating status at the assumed time of dissolution. The Company's net investment in Regal was $1.7 million as of December 31, 1994.

4.       SEARS LICENSING AGREEMENT

         In January 1994, the Company entered into a licensing agreement (the "Sears Agreement") with the direct marketing subsidiary of Sears Roebuck and Co. ("Sears") to produce specialty catalogs for customers of the recently discontinued Sears catalog. The specialty catalogs include: Show Place, based on the Domestications catalog, Great Kitchens, based on the Colonial Garden Kitchens catalog, Beautiful Style, based on the Silhouettes catalog and Right Touch, based on the Tapestry catalog. The Sears Agreement has an initial three-year term and continues thereafter unless terminated by either party. Profits and losses from the venture are shared between the parties on an equal basis.

         The Company also issued to Sears a performance warrant to purchase 3.5 million shares of Common Stock in 1999 if the licensed business with Sears has revenues of at least $250 million and earnings before interest and taxes ("EBIT") of at least $30 million in 1998. Alternately, Sears will be entitled to purchase 7 million shares of Common Stock in 1999 if the licensed business with Sears has revenues of at least $500 million and EBIT of at least $60 million in 1998. If neither of these goals are achieved, the performance warrant will expire unexercised in 1999. The Sears specialty catalogs generated revenues of $71 million and EBIT of $2.9 million in 1994. The Company will be required to value the performance warrant at such time as it is deemed to have become measurable for accounting purposes because the required events have become probable or have occurred (which may be prior to the date the warrant is exercisable under the Sears Agreement) (the "Measurement Date"). The value would be the difference, if any, between the closing market price of the Common Stock at the Measurement Date and the exercise price of the performance warrant, multiplied by the applicable number of shares. The value would be amortized from the Measurement Date through 1998 and would be subject to change each reporting period based on the closing market price of the Common Stock as of such reporting date. The warrant exercise price is $10.57 per share. Through 1994, no charges have been required to be recorded in connection with the warrants. The Company is obligated to meet various operational performance standards and if the Company is unable to meet these standards, Sears would be entitled to terminate the agreement. The Company also has the right to terminate the agreement in certain circumstances, including if Sears fails to comply with any material provision of the Sears Agreement.

5.       ACCOUNTS RECEIVABLE, NET

         The Company currently maintains an agreement with an unrelated third party which provides for the sale and servicing of accounts receivable originating from the Company's revolving credit card. The Company remains obligated to repurchase uncollectible accounts pursuant to the recourse provisions of the agreement and is required to maintain a specified percentage of all outstanding receivables sold under the program as a deposit with the third party to secure its obligations under the agreement.

         At January 1, 1994 and December 31, 1994, the uncollected balances under this program were $47.0 million and $45.9 million, respectively, of which $13.0 million and $11.5 million, respectively, represent deposits under the agreement which are included in Accounts receivable. The total reserve balance maintained for the repurchase of uncollectible accounts was $3.1 million and $2.3 million at January 1, 1994 and December 31, 1994, respectively, of which $1.7 million and $1.2 million, respectively, are included in Accrued liabilities and the remaining balance is included in the allowance for doubtful accounts.

         Receivables sold under this agreement are considered financial instruments with off-balance sheet risk as defined in Statement of Financial Accounting Standards No. 105. Because the Company's sales are primarily made to individual customers located throughout the United States, the Company believes there are no concentrations of credit risks.

6.       ACCRUED LIABILITIES

         Accrued liabilities consists of the following (in thousands):

                                                                  JANUARY 1,     DECEMBER 31,
                                                                     1994            1994
                                                                  ----------     ------------
Reserve for future sales returns  . . . . . . . . . . . . . .      $ 4,911         $  6,023
Compensation      . . . . . . . . . . . . . . . . . . . . . .        3,642            3,923
Taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . .          888            1,330
Reserve for repurchase of accounts receivable
  sold with recourse  . . . . . . . . . . . . . . . . . . . .        1,735            1,180
Other   . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,143            7,759
                                                                   -------          -------
                                                                   $21,319          $20,215
                                                                   =======          =======

7.    LONG-TERM DEBT

      Long-term debt consists of the following (in thousands):

                                                                   JANUARY 1,    DECEMBER 31,
                                                                      1994           1994
                                                                   ----------    ------------
Credit Facility:
  Revolving . . . . . . . . . . . . . . . . . . . . . . . . .       $   230        $  -
  Term  . . . . . . . . . . . . . . . . . . . . . . . . . . .           -           10,000
Industrial Revenue Bonds with variable interest rates
  averaging 3.7% in 1993 and 4.5% in 1994 due 2003  . . . . .         8,000          8,000
6% Notes Payable due 1994 . . . . . . . . . . . . . . . . . .         1,100           -
6% Mortgage Notes Payable due 1998  . . . . . . . . . . . . .         3,452          3,300
9.25% Senior Subordinated Notes due 1998  . . . . . . . . . .        20,000         14,000
7 1/2% Convertible Subordinated Debentures due 2007 . . . . .           751            751
Other   . . . . . . . . . . . . . . . . . . . . . . . . . . .            56             40
                                                                    -------        -------
                                                                     33,589         36,091
Less current portion  . . . . . . . . . . . . . . . . . . . .         1,276            184
                                                                    -------        -------
Noncurrent portion  . . . . . . . . . . . . . . . . . . . . .       $32,313        $35,907
                                                                    =======        =======

      Revolving Credit Facility - In May 1993, the Company consummated a three-year, $40 million credit facility with a financial institution, replacing the previous facility with a subsidiary of NAR that had been entered into in 1991. The facility provided for cash borrowings and letters of credit based on eligible inventory. The interest rate on the funds borrowed under this facility was the prime rate plus two percent per annum. Subsequent to May 5,

1993, the Company amended this facility to include Gump's, The Company Store and Tweeds as borrowers under the agreement and the limit was increased to $52.5 million. The facility was guaranteed by the Company and was secured by inventory and other assets of its principal operating subsidiaries.

      In October 1994, the Company consummated a five-year $80 million unsecured revolving credit facility with a syndicate of banks (the "Credit Facility") led by NationsBank of North Carolina, N.A., replacing the Company's $52.5 million credit facility. The Credit Facility provides for a $20 million sub-facility to be utilized exclusively for acquisitions. The $20 million sub-facility would be reduced by $5 million per year if it is not used for its intended purpose. The Credit Facility also provides that $20 million of a $35 million sublimit for letters of credit is to be used as security for term financing for certain capital expenditures (the "Term Financing Facility"). The rate of interest on the revolving portion of the Credit Facility is calculated based on the Base Rate of NationsBank of North Carolina, N.A. or by a LIBOR formula. The rate is also contingent on the length of the borrowing which can range from 30 to 180 days. At December 31, 1994, the rate for a 90 day borrowing would have approximated 7%.

      The Company is required to maintain certain ratios of earnings to fixed charges and funded indebtedness to earnings as defined in the Credit Agreement and has a limitation on the issuance of additional indebtedness. The Company and the Lenders under the Credit Facility have amended the applicable agreements to, among other things, ease the requirements in certain financial covenants, increase the interest rate payable by the Company under certain circumstances and require the Lenders initial consent for certain investments and acquisitions.

      In November 1994, the Company borrowed $10 million from the $20 million Term Financing Facility. The rate of interest on the Term Financing Facility will be based on the equivalent rate of A-1 commercial paper existing at the time of each borrowing. This rate will fluctuate as the borrowing is remarked as it matures throughout the term of 15 years. At December 31, 1994, the face rate ranged from 5.85% to 6.30%.

      The Term Financing Facility requires annual sinking fund payments of $.5 million beginning October 1996 through October 1999 and increasing to $.8 million for each of the ten years thereafter, for each $10 million borrowed under this facility.

      The face amount of unexpired documentary letters of credit at January 1, 1994 and December 31, 1994 were $5.7 million and $7.2 million, respectively. In addition, the Company had issued $28.5 million of standby letters of credit at December 31, 1994 which included $3.3 million related to the Gump's retail store, $8.6 million related to the Industrial Revenue Bonds due 2003 and $10.1 million related to the Term Financing Facility.

      Industrial Revenue Bonds due 2003 - The Industrial Revenue Bonds are due on December 1, 2003 and are secured by the related assets purchased from the proceeds of the bonds and by an irrevocable letter of credit in the amount of $8.6 million. The obligations are guaranteed by the Company.

      6% Mortgage Notes Payable due 1998 - In connection with The Company Store acquisition, subsidiaries of the Company executed and delivered two secured notes in the aggregate amount of $3.5 million with interest at 6% per annum with principal and interest payments payable monthly on a fifteen-year amortization with the remaining balance due in August 1998. The mortgage notes payable are non-recourse notes and are not guaranteed by the Company. The mortgage notes payable are secured by the manufacturing and office facilities of The Company Store.

      9.25% Senior Subordinated Notes due 1998 - In August 1993, the Company issued $20 million of 9.25% Senior Subordinated Notes due 1998 ("9.25% Notes") in a private placement with an insurance company. The Company utilized the funds to retire approximately $14 million of other subordinated debt. The Company redeemed $6 million of the 9.25% Notes without penalty in April 1994.

      The 9.25% Notes mature in August 1998, and require quarterly interest payments. The 9.25% Notes require the Company to maintain certain financial covenants on a quarterly basis. As of December 31, 1994, the Company was not in compliance with one of the covenants under the 9.25% Notes for which it had received a waiver. The Company and the holder of the Notes have amended the covenants in the Indenture to reduce certain financial standards contained in the covenants. The covenants will revert in the first quarter of 1996 to those in effect prior to the amendment.

      7 1/2% Convertible Subordinated Debentures due 2007 - In September 1992, the Company consummated an exchange offer with holders of these debentures, pursuant to which the Company issued 40,500 shares of its Common Stock and 13,500 shares of its 7.5% Preferred Stock (hereinafter defined) in exchange for $540,000 of the debentures that were tendered. This resulted in an extraordinary gain of $.3 million in 1992.

      In November 1992, the Company, with the consent of a majority of holders of these debentures, amended the indenture to allow, for the 30 day period ending on December 4, 1992, the holders of the debentures to be able to convert their debentures into Common Stock at a conversion price of $3.33 per share instead of $10.31 per share. As a result, the Company converted approximately $11.4 million of these debentures into 3,408,340 shares of Common Stock and recorded an extraordinary gain of approximately $1.6 million in 1992 based on the fair market value of the shares issued.

      General - At December 31, 1994, the aggregate annual principal and sinking fund payments required on all long-term debt were as follows (in thousands): 1995 - $184; 1996 - $688; 1997 - $681; 1998 - $17,287; 1999 - $500
and thereafter - $16,751.

8.    CAPITAL STOCK

      On September 8, 1993, HDI was formed through a series of mergers involving H&H and THC (see Note 1).

     Registration - In July 1993, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission registering 3,750,000 shares of the Company's Common Stock for the purpose of the Gump's acquisition and future business combination or reserved transactions. As of December 31, 1994, 3,299,187 shares have been issued or reserved for this purpose.

      Exchanges of Stock - In December 1993, the Company converted all of its outstanding 7.5% Preferred Stock into 2,278,128 shares of Common Stock. The holders of the 7.5% Preferred Stock were paid all outstanding dividends in cash. Each share was convertible into four shares of Common Stock at the time on which the per-share closing price of the Common Stock on the American Stock Exchange exceeded $6.00 for 20 trading days in a consecutive 30 day trading period, which occurred on November 11, 1993.

      On January 1, 1994, 12,270,503 shares of Class B Common Stock and 40,000 shares of Class B Preferred Stock were exchanged for 18,937,169 shares of Common Stock. Dividends on the Class B Preferred Stock aggregated $3.3 million in fiscal 1993 and were paid through the issuance of 684,890 shares of Common Stock and $693,000 in cash.

      Public Offering - In April 1994, the Company completed a public offering (the "Public Offering") of 8,045,296 shares of Common Stock for proceeds of approximately $47.5 million, net of expenses. Also, in connection with the Public Offering, Sun Life Insurance Company of America ("Sun Life") exercised 1,960,245 warrants and purchased 1,309,207 shares in a net-issue cashless exchange, of which 654,604 shares were sold in the Public Offering with the Company not receiving any of proceeds related to these shares.

         6% Series A Convertible Preferred Stock - On December 10, 1993, in connection with the Company's acquisition of Tweeds, the Company entered into an exchange agreement with a major vendor of Tweeds. Under the exchange agreement, the Company issued 234,900 shares of its 6% Series A Convertible Preferred Stock (6% Preferred Stock) for an installment note, dated March 29, 1993, as amended, in the amount of approximately $2.4 million previously issued by Tweeds. Dividends began accruing on September 30, 1993.

         The 6% Preferred Stock is convertible into Common Stock of the Company over a three-year period in equal amounts on September 30, 1994, 1995 and 1996. The conversion price is an amount equal to the average of the per share closing prices for the five trading days preceding the conversion dates. On September 30, 1994, the Company converted one-third of the 234,900 outstanding shares of 6% Preferred Stock into 189,818 shares of Common Stock and paid dividends of $.1 million.

         The 6% Preferred Stock has a stated value of $10 per share and has a liquidation preference in an amount equal to the stated value of each share of the 6% Preferred Stock plus accrued dividends or $1,589,000 at December 31, 1994. The Company has the right to redeem the 6% Preferred Stock at its stated value plus accrued dividends, payable in cash.

         Warrants - The warrants outstanding at December 31, 1994 are as follows:

          WARRANTS           EXERCISE         EXPIRATION
           ISSUED              PRICE             DATE
          ---------          --------         ----------
          1,541,301           $ 2.42            5/08/96
          3,157,884             2.91            7/08/96
            334,550             2.19            7/10/96
          ---------
          5,033,735
          =========

         All of the above issued warrants are held by NAR and affiliates.

         As previously discussed, the Company issued to Sears a performance warrant to purchase up to 7 million shares of Common Stock in 1999. This performance warrant is not reflected in the above table.

         General  - At December 31, 1994, there were 92,737,840 shares of
Common Stock and 156,600 shares of 6% Series A Preferred Stock outstanding. Additionally, an aggregate of 16,211,644 shares of Common Stock were reserved for issuance pursuant to (i) the exercise of outstanding options (621,050), (ii) the exercise of outstanding warrants (12,033,735), (iii) the Executive Equity Incentive Plan (1,646,170), (iv) the Restricted Stock Award Plan (292,152), and
(v) the All Employee Equity Investment Plan (1,618,537).

         Dividend Restrictions - The Company is limited from paying dividends at any time on its Common Stock beyond 25% of the consolidated net income of the then preceding four quarters or from acquiring in excess of one million shares of its Common Stock under the most restrictive debt covenants contained in agreements to which the Company is a party.

9.       EMPLOYEE BENEFIT PLANS

         Stock Option Plan - Pursuant to the Company's Stock Option Plan (the "Plan"), an aggregate of 2,830,519 shares were approved for issuance to employees and consultants of the Company. The option price and the periods over which an option is exercisable are specified by the Compensation Committee of the Board of Directors.

         Options expire five years from the date of grant and generally vest over three to four years. Payment for shares purchased upon the exercise of an option shall be in cash or stock of the Company. If paid in cash, a partial payment may be made with the remainder in installments evidenced by promissory notes at the discretion of the Compensation Committee.

         Changes in options outstanding and options available for grant, expressed in number of shares, are as follows:

                                             1992          1993         1994
                                           --------     ---------     ---------
        Options outstanding,
          beginning of period               945,965       603,765       365,250
        Granted                                   -             -       162,000
        Exercised                                 -             -        (1,000)
        Expired                            (164,200)     (214,165)      (20,700)
        Cancelled                          (178,000)      (24,350)       (9,500)
                                          ---------     ---------     ---------
        Options outstanding,
          end of period                     603,765       365,250       496,050
                                          =========     =========     =========
        Options exercisable,
          end of period                     502,675       365,250       334,050
                                          =========     =========     =========
        Available for grant of
          options, end of period          1,345,318     1,583,833     1,452,033
                                          =========     =========     =========

         The option prices range from $2.75 per share to $5.00 per share, with amounts as follows: $2.75 - 200,000 shares, $3.50 - 162,000 shares and $5.00 -
134,050 shares.

         Prior to 1992, three directors were granted non-qualified options outside of the Plan to purchase a total of 50,000 shares. Of these options 45,000 shares expired in 1994 and the remaining 5,000 shares expire in 1995 at an option price of $5.00 per share. The table above does not include these option grants.

         In September 1992, six directors were granted options to purchase 20,000 shares each, at the market price, which at that time was $1.75 per share. These option grants were approved at the 1993 annual meeting of shareholders and the options expire in 1997. In June 1994, one director was granted options to purchase 55,000 shares at an exercise price of $6.125 per share. These options expire in 2000. The table above does not include these option grants.

         Hanover Direct, Inc. Savings Plan - The 401(K) Savings Plan (the "401(k) Plan") allows eligible employees to contribute a percentage of their annual compensation to the 401 (k) Plan. The Company makes matching contributions of one-third of the employees' pre-tax contributions. Participants may invest contributions in various investment funds, in addition to a guaranteed investment fund or in the Company's Common Stock.

         The Company's contributions charged to expense for 1992, 1993 and 1994 were $265,000, $431,000 and $608,000, respectively.

         Supplemental Retirement Plan - The Supplemental Retirement Plan (the "Retirement Plan") allows eligible employees to make contributions to a trust where the contributions are invested by the trust for each participant in a tax free money market fund. The Company makes matching contributions. Company contributions charged to expense in 1992, 1993 and 1994 amounted to $179,000, $130,000 and $192,000, respectively.

         The Retirement Plan permits eligible employees to contribute up to 4% of their salary. The Company matches all participant contributions, up to the 4% threshold. The Retirement Plan is not tax-qualified under the applicable provisions of the Internal Revenue Code of 1986, as amended.

         Incentive Compensation Plan - Bonus arrangements with certain executives and key employees generally provide for additional compensation based upon the attainment of certain profit levels, as well as other performance measures. These bonuses approximated an aggregate of $1.6 million, $.4 million and $1.1 million in 1992, 1993 and 1994, respectively. Under the bonus plan, 25% of the bonus is paid in restricted stock that vests over a three year period. In fiscal 1994, 11,467 shares were issued, net of forfeitures, in connection with the Incentive Compensation Plan.

         Executive Equity Incentive Plan - In December 1992, the Board of Directors adopted the 1993 Executive Equity Incentive Plan (the "Incentive Plan"). The Incentive Plan was approved by shareholders at the 1993 Annual Meeting. Pursuant to the Incentive Plan, options to purchase shares of the Company's Common Stock will be granted from time to time by the Compensation Committee of the Board of Directors to selected executives of the Company or its affiliates. For each such option granted, the selected executive will receive the right to purchase on a specified date (the "Tandem Investment Date") a number of shares of the Company's Common Stock ("Tandem Shares") equal to one-half the maximum number of shares of the Company's Common Stock covered by such option. An aggregate of 2,400,000 shares of the Company's Common Stock have been reserved for issuance under the Incentive Plan. Company financing is available under the Incentive Plan to pay for the purchase price of the Tandem Shares.

         The Company granted 1,327,660 options in 1993 and 180,000 options in 1994, of which 226,666 and 207,164 were cancelled in 1993 and 1994, respectively. The purchase prices per share of the Company's Common Stock upon exercise of stock options range from $2.50 to $4.94 (Option Price), with amounts as follows: $2.50 - 795,830 shares, $3.00 - 20,000 shares, $3.89 - 20,000 shares, $4.25 - 100,000 shares, $4.50 - 58,000 shares and $4.94 - 80,000 shares.
Options granted under the Incentive Plan become exercisable three years after the dates of grant and expire six years from the dates of grant. The purchase price shall be paid in full at the time of purchase in cash or shares of the Company's Common Stock valued at their fair market value or in a combination thereof. The difference between the Option Price and the fair market value of the Common Stock on the Tandem Investment Dates aggregated $601,000 and is being amortized over the three-year period that the options become exercisable. Forfeitures have reduced this amount by approximately $103,000 through December 31, 1994. The amount of amortization charged to expense was $170,000 and $137,000 for 1993 and 1994, respectively, net of forfeitures.

         Employees purchased 663,830 and 90,000 shares in 1993 and 1994, respectively, at prices ranging from $3.125 to $4.94. Total consideration given for the shares purchased was $2,133,100 in 1993 and $410,000 in 1994. The employees paid $710,000 in 1993 and $312,000 in 1994 and the Company accepted notes which bear interest at rates ranging from 3.96% to 7.05% in the principal amounts of $1,707,000 in 1993 and $328,000 in 1994. Employees repaid $283,000 and $230,000 during 1993 and 1994, respectively.

         Restricted Stock Award Plan - In December 1992, the Board of
Directors adopted the 1993 Restricted Stock Award Plan (the "Restricted Stock Plan"). Each full-time or permanent part-time employee of the Company or its affiliates selected by the Compensation Committee who holds a key position that the Compensation Committee shall have designated for eligibility in the Restricted Stock Plan, has attained the age of 18, has performed at least 12 months of continuous service with the Company or an affiliate of the Company, and is not covered by a collective bargaining agreement, may participate in the Restricted Stock Plan. Pursuant to the Restricted Stock Plan, the Compensation Committee from time to time may award shares of the Company's Common Stock ("Award Shares") to such participants. The Award Shares received by such participants are not transferable (other than by will or the laws of descent and distribution) until the vesting date or when such participant attains the age of 65, dies, or becomes permanently disabled, and are subject to forfeiture in the event the participant ceases to be an employee prior to that date. An aggregate of 500,000 shares of the Company's Common Stock have been reserved for issuance under the Restricted Stock Plan. During 1993, 224,300 shares were awarded to participants aggregating $785,000. Such amount is being amortized over a three-year vesting period. The amount of amortization charged to expense was $188,000 in 1993 and $292,000 in 1994, net of forfeitures.

         All Employee Equity Investment Plan - In December 1992, the Board of Directors adopted the 1993 All Employee Equity Investment Plan (the "Investment Plan"). Such plan was approved by the shareholders at the 1993 Annual Meeting. Each full-time or permanent part-time employee of the Company or its affiliates who has attained the age of 18, has met certain standards of continuous service with the Company or an affiliate of the Company and is not covered by a collective bargaining agreement may participate in the Investment Plan.

         An eligible employee shall be granted a right to purchase a specific number of shares of the Company's Common Stock by the Compensation Committee, based on the eligible employee's salary level. The purchase price of the Company's Common Stock in the Investment Plan shall be the average market value of a share of the Company's Common Stock during the 20 days prior to the first day of the subscription period, less a 40% discount. The shares received by such participants are not transferable (other than by will or the laws of descent and distribution) until the vesting date or when such participant attains the age of 65, dies or becomes permanently disabled, and are subject to forfeiture in the event the participant ceases to be an employee prior to that date. The employees who choose to participate in the Investment Plan become vested in their shares equally over a three-year period beginning with the first anniversary of the day subsequent to the final day of the subscription period or when they reach the age of 65, die or become permanently disabled. An aggregate of 2,000,000 shares of the Company's Common Stock have been reserved for issuance under the Investment Plan.

         Employees purchased 211,883 shares at a price of $2.32 in 1993, 85,865 shares at $3.73 in February 1994 and 117,146 shares at $3.34 in August 1994. In 1994, 33,431 shares were forfeited and 64,706 shares became vested related to the 1993 purchases. The difference between the market price and the discounted price which aggregated $422,000 in 1993, $292,000 in February 1994 and $92,000 in August 1994, net of forfeitures is being amortized over the three year period the participants become vested in their shares. The amount of amortization charged to expense was $46,000 in 1993 and $226,000 in 1994.

10. INCOME TAXES

         At December 31, 1994, the Company had net operating loss carryfowards ("NOLs") totalling $136 million, which expire as follows: In the year 2001 - $12 million, 2003 - $14 million, 2004 - $14 million, 2005 - $21 million, 2006 - $47 million and 2007 - $28 million. The Company also has $1.7 million of general business tax credit carryforwards that expire in 1998 through 2003. The Company's available NOLs for tax purposes consists of $86 million of NOLs subject to a $4 million annual limitation under Section 382 of the Internal Revenue Code of 1986 and $50 million of NOLs not subject to a limitation.

         The unused portion of the $4 million annual limitation for any year may be carried forward to succeeding years to increase the annual limitation for those succeeding years. In addition, the Company's entire $86 million of NOLs subject to the limitation may be used to offset future taxable income generated by July 1996 from built-in gains (generally, taxable income from the sale of appreciated assets held by the Company at the date of its change in ownership in July 1991) without reference to the limitation.

         SFAS 109 requires that the future tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be "more likely than not". In 1992 management determined, based upon the conversion of interest-bearing debentures to equity, the issuance of additional Common Stock, the disposal of unprofitable discontinued restaurant operations, the Company's history of prior operating earnings in the direct marketing business and its expectations for the future, that the operating income of the Company will, more likely than not, be sufficient to utilize $30 million of deductible temporary differences and NOLs prior to their expiration. In making such determination, the Company adjusted 1992 income by eliminating interest expense related to retired debt and assumed that such adjusted 1992 income level could be obtained in each of the next three years. The Company maintained a consistent adjusted income level in 1993. In 1994, the Company continued the practice of estimating the NOLs that it could utilize over the subsequent three years and estimated that it would be able to utilize up to $43 million of NOLs over the next three years based on the pre-tax income of the most recent two years.

         As a result of the determination noted above, for the year ended December 26, 1992, the Company recognized a deferred tax asset of $10 million (net of a valuation allowance of $53 million), reflecting the cumulative effect of the accounting change for the benefit expected to be realized from the utilization of NOLs and deductible temporary differences. For the year ended January 1, 1994, the Company recognized an additional deferred tax asset of $.6 million, reflecting the effect of the increase in the Federal corporate income tax rate (from 34% to 35%). For the year ended December 31, 1994, the Company reduced its valuation allowance by $4.4 million, reflecting the increase in management's assessment of the future utilization of the Company's NOLs and deductible temporary differences.

         Realization of the future tax benefits is dependent on the Company's ability to generate taxable income within the carryforward period and the periods in which net temporary differences reverse. Future levels of operating income and taxable income are dependent upon general economic conditions, competitive pressures on sales and margins, postal and other delivery rates, and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of NOLs and reversals of temporary differences.

         The Company's Federal income tax provision was zero in 1992, $5.9 million in 1993 and $4.2 million in 1994. The 1993 and 1994 provisions were offset by utilization of the NOLs. In addition, the Company recognized the $4.4 million benefit in 1994 discussed above. The Company's provision for state income taxes consists of $.2 million in 1992, $.5 million in 1993 and $.9 million in 1994.

      A reconciliation of the Company's net income for financial statement purposes to taxable income (loss) for the years ended December 26, 1992, January 1, 1994 and December 31, 1994 is as follows (in thousands):


                                                               1992             1993             1994
                                                             --------         --------         --------
         Net income . . . . . . . . . . . . . . . . . .      $ 20,249         $ 17,337         $ 14,838
          Income tax provision (benefit)  . . . . . . .           219             (130)          (3,509)
                                                             --------         --------         --------
         Income before income taxes . . . . . . . . . .        20,468           17,207           11,329
                                                             --------         --------         --------
         Differences between income before taxes
         for financial statement purposes and
         taxable income:
          Cumulative effect of accounting
           change for income taxes  . . . . . . . . . .       (10,000)               -                -
          State income taxes  . . . . . . . . . . . . .          (219)            (501)            (860)
          Utilization of carryovers . . . . . . . . . .           -             (2,543)         (12,652)
          Permanent differences.  . . . . . . . . . . .         3,687               28              717
          Net change in temporary
           differences  . . . . . . . . . . . . . . . .       (41,678)         (14,191)           1,466
                                                             --------         --------         --------
                                                              (48,210)         (17,207)          11,329
                                                             --------         --------         --------
         Taxable income (loss)  . . . . . . . . . . . .      $(27,742)        $      -         $      -
                                                             ========         ========         ========

                                       46

         The components of the net deferred tax asset at December 31, 1994 are as follows (in millions):


                                                                              Non-
                                                            Current           current              Total
                                                            -------           -------             ------
Federal tax NOL and business tax credit
 carryforwards  . . . . . . . . . . . . . . . . . . . .     $  -              $ 49.4              $ 49.4
Allowance for doubtful accounts . . . . . . . . . . . .        .9                  -                  .9
Prepaid catalog costs . . . . . . . . . . . . . . . . .      (0.9)                 -                (0.9)
Excess of net assets of acquired business . . . . . . .         -               (2.1)               (2.1)
Accrued liabilities . . . . . . . . . . . . . . . . . .       3.9                  -                 3.9
Tax basis in net assets of discontinued operations
 in excess of financial statement amount  . . . . . . .        .9                  -                  .9
Other     . . . . . . . . . . . . . . . . . . . . . . .         -                1.5                 1.5
                                                            -----             ------              ------
Deferred Tax Asset  . . . . . . . . . . . . . . . . . .       4.8               48.8                53.6
  Valuation allowance . . . . . . . . . . . . . . . . .      (1.6)             (37.0)              (38.6)
                                                            -----             ------              ------
Deferred Tax Asset, net   . . . . . . . . . . . . . . .     $ 3.2             $ 11.8              $ 15.0
                                                            =====             ======              ======

         The Company has established a valuation allowance for a portion of the deferred tax asset, due to the limitation on the utilization of the NOLs and its estimate of the future utilization of the NOL's.

         The Company's tax returns for years subsequent to 1984 have not been examined by the Internal Revenue Service ("IRS"). Availability of the NOLs might be challenged by the IRS upon examination of such returns which could affect the availability of NOLs. The Company believes, however, that IRS challenges that would limit the utilization of NOLs will not have a material adverse effect on the Company's financial position.

         Total tax expense for each of the three fiscal years presented differ from the amount computed by applying the Federal statutory tax rate due to the following:


                                                                       1992           1993             1994
                                                                      PERCENT        PERCENT          PERCENT
                                                                    OF PRE-TAX      OF PRE-TAX       OF PRE-TAX
                                                                      INCOME          INCOME           INCOME
                                                                    ----------      ----------       ----------
Tax at Federal statutory rate . . . . . . . . . . . . .                34.0%           35.0%            35.0%
Cumulative effect of accounting change for
 income taxes . . . . . . . . . . . . . . . . . . . . .               (16.6)              -                -
State and local taxes . . . . . . . . . . . . . . . . .                 1.1             1.9              4.9
Effect of Federal rate change on deferred tax asset . . .                 -            (3.7)               -
Stock issuance expenses . . . . . . . . . . . . . . . . .               5.5               -                -
Reversal of valuation allowance   . . . . . . . . . . . .                 -               -             (38.5)
Net reversal of temporary differences . . . . . . . . . .             (69.2)          (28.9)              4.5
Utilization of contribution and NOL carryover . . . . . .                 -            (5.4)            (39.1)
Tax NOLs for which no benefit could be recognized                      46.1               -                 -
Other   . . . . . . . . . . . . . . . . . . . . . . . .                 0.2             0.3               2.2
                                                                       ----           ------            ------
                                                                        1.1%           (0.8%)           (31.0%)
                                                                       ====           ======            ======

11.   LEASES

      Certain leases to which the Company is a party provide for payment of real estate taxes and other expenses. Most leases are operating leases and include various renewal options with specified minimum rentals. Rental expense for operating leases related to continuing operations were as follows (in thousands):

                                             1992             1993             1994
                                           --------         --------         --------
      Minimum rentals                      $  8,910         $  9,458         $ 13,572
                                           ========         ========         ========

      Future minimum lease payments under noncancellable operating and capital leases relating to continuing operations, that have initial or remaining terms in excess of one year, together with the present value of the net minimum lease payments as of December 31, 1994, are as follows (in thousands):


                                                               OPERATING           CAPITAL
      YEAR ENDING                                               LEASES             LEASES
      -----------                                              ---------           -------
      1995  . . . . . . . . . . . . . . . . . . . . . . .       $10,227            $  732
      1996  . . . . . . . . . . . . . . . . . . . . . . .         7,283               698
      1997  . . . . . . . . . . . . . . . . . . . . . . .         5,885               536
      1998  . . . . . . . . . . . . . . . . . . . . . . .         5,179                24
      1999  . . . . . . . . . . . . . . . . . . . . . . .         4,774                 -
      Thereafter  . . . . . . . . . . . . . . . . . . . .        36,592                 -
                                                                -------            ------
      Total minimum lease payments  . . . . . . . . . . .       $69,940             1,990
                                                                =======
      Less amount representing interest (a)   . . . . . .                             166
                                                                                   ------
      Present value of minimum lease payments (b)   . . .                          $1,824
                                                                                   ======

    (a) Amount necessary to reduce net minimum lease payments to present value calculated at the Company's incremental borrowing rate at the inception of the leases.

    (b) Reflected in the balance sheet as current and noncurrent capital lease obligations of $748,000 and $1,823,000 at January 1, 1994, and $628,000 and
$1,196,000 at December 31, 1994, respectively.

         The future minimum lease payments under noncancellable leases that remain from the discontinued restaurant operations as of December 31, 1994 are as follows: 1995 - $1.7 million; 1996 - $1.5 million; 1997 - $1.5 million; 1998
- $1.4 million; 1999 - $1.4 million; and thereafter $13.4 million. The above amounts exclude annual sublease income of $1.8 million from subleases which have the same expiration as the underlying leases.

         In connection with the Company's investment in Blue Ridge, a subsidiary of the Company is contingently liable with respect to the lease obligation related to the apparel distribution center in Roanoke, Virginia.

12.      RELATED PARTY TRANSACTIONS

         In each of 1992, 1993 and 1994, approximately $85,000 was paid each year for the rental of property pursuant to an operating lease to a partnership in which the wife of Jack E. Rosenfeld is a partner.

         At December 31, 1994, Company officers and executives owed the Company approximately $1.7 million of which approximately $1.6 million relates to receivables under the Executive Equity Incentive Plan. These amounts due to the Company bear interest at rates ranging from 3.96% to 7.05% and are due in 1999 and 2000. The remaining $.1 million is due on demand from two officers of the Company and bears interest at 6%.

         Since January 1993, pursuant to a consulting arrangement, a subsidiary of NAR renders management consulting, business advisory and investment banking services to the Company for an annual fee of $750,000.

         At December 31, 1994, NAR owned 51% of the Company's outstanding Common Stock.

         In connection with the transactions discussed in Note 2, and as a condition thereto, the Company entered into an employment agreement (the "Employment Agreement") with Jack E. Rosenfeld, President, Chief Executive Officer and a director of the Company. The Employment Agreement provides for (1) a base salary of $500,000 per year; (2) a payment to a trust on behalf of Mr. Rosenfeld of 916,667 shares of Common Stock all of which are vested and (3) the grant of registration rights under the Securities Act of 1933 for shares of Common Stock owned by Mr. Rosenfeld. NAR has entered into an agreement with Mr. Rosenfeld pursuant to which he may purchase from NAR prior to October 25, 1996, 1,213,605 shares of Common Stock at $2.00 per share and an additional 1,213,605 shares of Common Stock at $1.50 per share plus 10% per year through the exercise period.

13.      COMMITMENTS AND CONTINGENCIES

         The Company is obligated under various employment contracts with key executives extending through 1996. The aggregate payments due under such contracts is $2.1 million.

         On or about September 2, 1994, a complaint was filed in the United States District Court for the District of New Jersey by Veronica Zucker, an individual who allegedly purchased shares of Common Stock of the Company in the public offering completed on April 7, 1994, against the Company, all of its directors, certain of its officers, Sun Life Insurance Company of America, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Alex. Brown & Sons, Incorporated. The complaint, which purports to be filed on behalf of a class of all persons who purchased the Common Stock of the Company in the Public Offering or thereafter through and including August 14, 1994, seeks to recover monetary damages the class has allegedly suffered as a result of certain alleged false and material misleading statements contained in the Company's public offering prospectus dated March 30, 1994. In lieu of an answer, defendants have filed a motion to dismiss the complaint in its entirety for failure to state a claim upon which relief can be granted. The Company and its directors and executive officers believe they have meritorious defenses to the Complaint and intend to defend the matter vigorously. The motion is scheduled to be heard by the Court on April 10, 1995.

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

         In connection with certain discontinued restaurant transactions, the Company remains contingently liable with respect to lease obligations for 10 restaurant properties, should the buyers fail to perform under the agreements. The future minimum lease payments as of December 31, 1994 are as follows (in thousands): 1995 - $445; 1996 - $366; 1997 - $278; 1998 - $192; 1999 - $192; and
thereafter $546.

14.      SUBSEQUENT EVENTS

         Leichtung, Inc. - In January 1995, the Company acquired substantially all of the assets of Leichtung, Inc., a direct marketer of wood-working and home improvement tools and related products, sold under the Leichtung Workshops and Improvements names, for a purchase price of approximately $12 million in cash and the assumption of certain liabilities. As of December 31, 1994, the Company had made payments of $1.3 million in connection with this acquisition which are included in Investments and advances.

         The Safety Zone - In February 1995, the Company acquired the remaining 80% of the outstanding stock of Aegis through the issuance of 634,900 shares of a newly-created Class B Convertible Preferred Stock ("Series B Stock") with a stated value of $10 per share. Dividends on the Series B Stock will accrue at the rate of 5% per annum during each of the first three years of this agreement provided Aegis attains at least $1 million in earnings before interest and taxes each year. Dividends are not cumulative during this period. After the end of this three year period, dividends will accrue at a rate of 7% per annum in years four and five. The Series B Stock is convertible at the Company's option if the market value of the Company's Common Stock is greater than $6.66 for 20 trading days in any 30 consecutive day trading period. If after five years the Series B Stock is not converted, it must then be converted into 952,359 shares of the Company's Common Stock provided the market value of the stock is at least $6.33 per share. If the market value of the Company's Common Stock does not meet this minimum, then the conversion is subject to an antidilution provision which would increase the number of shares to equal a market value of $6,028,432.

         The Company will account for these acquisitions using the purchase method of accounting.

         Tiger Direct - In February 1995, the Company entered into an agreement, by which, upon closing of the transaction, it agreed to make an $8 million investment in Tiger Direct, Inc. ("Tiger") and to provide certain strategic services to Tiger. The Company will be permitted to nominate four of Tiger's seven directors. Tiger is a direct marketer of computer software, peripherals and CD-ROM hardware and software. If the transaction is consummated, the Company will issue either a convertible debenture or preferred stock and warrants for its investment. The debenture will pay interest at a rate of 10% per year for three years, payable in shares of Tiger common stock, and is convertible into a new class of Tiger convertible preferred stock (subject to Tiger shareholder approval) whose dividends are also payable at 10% per year for three years, also payable in shares of Tiger common Stock. Tiger will also issue warrants to the Company to purchase additional stock over a three-year period at prices ranging from $1.20 to $1.50 per share. If the debenture is converted, the Company will own approximately 21.6% of Tiger's outstanding common stock. If the warrants are also exercised and the interest and dividend shares are fully issued, the Company will increase its ownership percentage to approximately 42% of Tigers's outstanding common stock. The Company also has the right to acquire additional shares of common stock in the open market, up to a total of 50.1%. The Company is subject to a five year standstill. The Company is providing a temporary short-term secured working capital line of credit to Tiger, up to a maximum of $3 million. All outstanding short-term indebtedness related to this facility will be repaid when the transaction closes or one year from the date the purchase agreement is terminated. The Company will account for this investment using the equity method of accounting upon conversion of the debt to equity.

15.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                   FIRST      SECOND     THIRD      FOURTH
                                                   QUARTER    QUARTER    QUARTER    QUARTER
                                                   --------   --------   --------   --------
                                                   (in thousands, except per share amounts)

  1993
Revenues                                           $121,565   $144,319   $147,890   $228,737
Gross profit                                         43,585     52,578     51,233     86,728
Income from operations                                2,937      3,963      3,056      9,120
NET INCOME                                            2,477      4,356      2,492      8,012

Preferred stock dividends                            (1,000)    (1,005)    (1,006)    (1,082)
                                                   --------   --------   --------   --------
Net income applicable to
 Common Shareholders                               $  1,477   $  3,351   $  1,486   $  6,930
                                                   ========   ========   ========   ========
Net income per share                               $    .02   $    .05   $    .02   $    .09
                                                   ========   ========   ========   ========


                                                   FIRST      SECOND     THIRD      FOURTH
                                                   QUARTER    QUARTER    QUARTER    QUARTER
                                                   --------   --------   --------   --------
                                                   (in thousands, except per share amounts)
  1994
Revenues                                           $179,226   $185,113   $178,282   $226,263
Gross profit                                         64,942     70,243     62,407     84,815
Income from operations                                4,258      4,145      1,159      6,413
NET INCOME                                            3,144      2,843        640      8,211

Preferred stock dividends                               (35)       (35)       (41)       (23)
                                                   --------   --------   --------   --------
Net income applicable to
 Common Shareholders                               $  3,109   $  2,808   $    599   $  8,188
                                                   ========   ========   ========   ========
Net income per share                               $   0.04   $   0.03   $   0.01   $   0.09
                                                   ========   ========   ========   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                   P A R T III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)      Identification of Directors.

The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A.

(b)      Identification of Executive Officers.

                                                          TITLE AND OTHER                             OFFICE HELD
NAME                                 AGE                  INFORMATION(A)                                 SINCE
-----------------                    ---             ------------------------------------------       -----------
Jack E. Rosenfeld                    56              Chief Executive Officer,                         1990
                                                     President and Director.  Mr.
                                                     Rosenfeld served as Executive
                                                     Vice President of the Company
                                                     from May 1988 until October 1990.
                                                     He was elected to the Board of
                                                     Directors in 1974.

Michael P. Sherman                    42             Executive Vice President,                        1990
                                                     Corporate Affairs, General
                                                     Counsel and Secretary.  Mr. Sherman
                                                     joined the Company in 1983 and was
                                                     elected Vice President-Assistant Secretary
                                                     in the same year.  From 1986 to 1990,
                                                     Mr. Sherman held the position of
                                                     Senior Vice President, General
                                                     Counsel and Secretary.

Wayne P. Garten                       42             Executive Vice President and                     1990
                                                     Chief Financial Officer.  From
                                                     1989 to 1990, Mr. Garten
                                                     held the position of Senior
                                                     Vice President and Chief Financial
                                                     Officer.  He joined the Company
                                                     in 1983, was elected Vice
                                                     President in 1984 and was
                                                     elected Vice President-Finance
                                                     in 1989.

Edward J. O'Brien           51                       Senior Vice President and                        1991
                                                     Treasurer.  Mr. O'Brien joined the
                                                     Company in 1986 and was elected
                                                     Vice President in 1988.

David E. Ullman             37                       Vice President, Controller.                      1992
                                                     Mr. Ullman joined the Company in
                                                     1991 and was elected Vice President
                                                     in 1992.  Prior to joining the
                                                     Company, Mr. Ullman was with
                                                     Arthur Andersen & Co. for ten
                                                     years, most recently as a manager in
                                                     the Audit and Business Advisory
                                                     Group.


-------------
(a) All references to dates and positions held by such executive officers prior to September 1993 refer to the Company's predecessor, The Horn & Hardart Company ("H&H"). H&H merged with and into the Company in September 1993, with the Company surviving.

         Pursuant to the Company's By-Laws, its officers are chosen annually by the Board of Directors and hold office until their respective successors are chosen and qualified.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A.

                                   P A R T IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report.


                                                                                     PAGE NO.
                                                                                     --------
         1.       Report of Independent Public Accountants                              26
                  Hanover Direct, Inc. and Subsidiaries Financial
                  Statements

                  Consolidated Balance Sheets as of January 1, 1994                     27
                  and December 31, 1994

                  Consolidated Statements of Income for the                             29
                  three years ended December 31, 1994

                  Consolidated Statements of Shareholders' (Deficit)                    30
                  Equity for the three years ended December 31, 1994

                  Consolidated Statements of Cash Flows for the three                   31
                  years ended December 31, 1994

                  Notes to Consolidated Financial Statements                            33

                  Supplementary Data:

                  Selected quarterly financial information (unaudited)                  52
                  for the two fiscal years ended December 31, 1994

         2.       Index to Financial Statement Schedule

                  Schedule II - Valuation and Qualifying Accounts                       60

                  Schedules other than that listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3.       Exhibits

                  The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index.

(b)      Reports on Form 8-K

         Current Report on Form 8-K dated October 26, 1994 reporting the Company's third quarter financial results under Item 5 -
         Other Events.

(c)      Exhibits required by Item 601 of Regulation S-K.
                  See Exhibit Index.

(d)      Financial Statement Schedules
                  See (a) 2. above.

                                                                     SCHEDULE II


                              HANOVER DIRECT, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
      YEARS ENDED DECEMBER 31, 1994, JANUARY 1, 1994 AND DECEMBER 26, 1992


-----------------------------------------------------------------------------------------------------------------------
             Column A                  Column B              Column C                      Column D       Column E
-----------------------------------------------------------------------------------------------------------------------

                                                             Additions
                                                   --------------------------------
                                      Balance at                       Charged to
                                       beginning   Charged to costs  other accounts       Deductions -     Balance at
           Description                 of period   and expenses         describe            describe      end of period
------------------------------------------------------------------------------------------------------------------------
1994:
---------------------------------

Allowance for doubtful
  accounts receivable, current        $ 4,244,000      $3,931,000                      (1)  $4,263,000       $3,912,000

Reserves for
  discontinued operations               2,558,000                                      (2)     890,000        1,668,000

Deferred tax asset
  valuation allowance                  49,700,000                                      (7)  11,100,000       38,600,000

Allowance for net unrealized
  losses on convertible
  debt securities                                      1,000,000                                              1,000,000


1993:
---------------------------------

Allowance for doubtful
  accounts receivable, current        $ 6,386,000      3,676,000     (5)   $134,000   (1)  $5,952,000        $4,244,000

Reserves for
  discontinued operations               3,464,000                                     (2)     906,000         2,558,000

Deferred tax asset
  valuation allowance                  53,000,000                    (6)  2,600,000   (4)   5,900,000        49,700,000


1992:
---------------------------------

Allowance for doubtful
  accounts receivable, current          7,040,000      6,024,000                      (1)   6,678,000         6,386,000

Reserves for
  discontinued operations              11,185,000                                     (2)   7,721,000         3,464,000

Deferred tax asset
  valuation allowance              (3) 53,000,000                                                            53,000,000

-----------------------------------------------------------------------------------------------------------------------


(1)  Accounts written-off.

(2)  Utilization of reserves.

(3)  The Company adopted SFAS 109 effective December 29, 1991.

(4)  Utilization of valuation allowance.

(5)  Represents acquired allowance for doutful accounts receivable.

(6) Represents increase in available NOLs and the effect of the increase in corporate tax rates from 34% to 35%.

(7) Represents decrease due to: utilization of valuation allowance and recognition of NOLs estimated to be utilized by future operating results.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     HANOVER DIRECT, INC.
                                                         (registrant)

Date:  March 28, 1995                                By:s/Jack E. Rosenfeld
                                                     Jack E. Rosenfeld, Director
                                                     President and Chief
                                                     Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

         Principal Financial Officer:

         s/Wayne P. Garten
         Wayne P. Garten
         Executive Vice President and
         Chief Financial Officer

         Board of Directors:

         s/Ralph Destino                            s/Edmund R. Manwell
         Ralph Destino, Director                    Edmund R. Manwell, Director

         s/J. David Hakman                          s/Alan G. Quasha
         J. David Hakman, Director                  Alan G. Quasha, Director

         s/S. Lee Kling                             s/Geraldine Stutz
         S. Lee Kling, Director                     Geraldine Stutz, Director

         s/Theodore H. Kruttschnitt                 s/Jeffrey Laikind
         Theodore H. Kruttschnitt                   Jeffrey Laikind, Director
         Director
                                                    s/Robert F. Wright
         s/Elizabeth Valk Long                      Robert F. Wright, Director
         Elizabeth Valk Long, Director










         Date:  March 28, 1995

ITEM 10.                            EXHIBIT INDEX


EXHIBIT NUMBER
ITEM 601 OF                          DESCRIPTION OF DOCUMENT AND INCOR-                          PAGE
REGULATION S-K                       PORATION REFERENCE WHERE APPLICABLE                          NO.
--------------    ------------------------------------------------------------                   ----
         2.1      Asset Purchase Agreement dated as of December 1, 1994 among the
                  Company, LWI Holdings, Inc., Bankers Trust Company, Leichtung,
                  Inc. and DRI Industries, Inc. FILED HEREWITH.

         2.2      Stock Purchase Agreement dated as of February 16, 1995 among the
                  Company, Hanover Holdings, Inc., Aegis Safety Holdings, Inc., F.L.
                  Holdings, Inc., Roland A. E. Franklin, Martin E. Franklin, Jonathan
                  Franklin, Floyd Hall, Frederick Field, Homer G. Williams, Frank
                  Martucci, Norm Thompson Outfitters, Inc. and Capital Consultants,
                  Inc., (as agent)(collectively, the "Aegis Sellers"). FILED HEREWITH.

         3.1 Certificate of Incorporation. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January
                  1, 1994.

         3.2      Certificate of Amendment of the Company's Certificate of
                  Incorporation together with Certificate of Designation of Series A Convertible Additional Preferred Stock. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 1, 1994.

         3.3      By-laws. Incorporated by reference to the Company's Registration
                  Statement on Form S-4 filed on April 16, 1993, Registration No.
                  33-6152.

         3.4      Certificate of Designation of Series B Convertible Additional
                  Preferred Stock of the Company. FILED HEREWITH.


         4.1      Indenture between the Company and First Trust National
                  Association, as Trustee, dated as of August 17, 1993.
                  Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 1, 1994.

         4.2 Registration Rights Agreement dated as of August 17, 1993 by and between the Company's and Sun Life Insurance Company of America. Incorporated by reference to the Company's Annual
                  Report on Form 10-K for the year ended January 1, 1994.

         4.3      Warrant Agreement dated as of October 25, 1991 between the
                  Company* and NAR Group Limited ("NAR"). Incorporated by reference to the Company's* Current Report on Form 8-K dated October 25, 1991.

         4.4 Registration Rights Agreement dated as of July 8,1991 among the Company*, NAR and Intercontinental Mining & Resources
                  Limited ("IMR"). Incorporated by reference to the Company's*
                  Current Report on Form 8-K Dated July 10, 1991.

         4.5      Warrant Agreement dated as of January 1, 1994 between the
                  Company and Sears Shop At Home Services, Inc. ("Sears"). FILED
                  HEREWITH.


         4.6 Registration Rights Agreement dated as of February 16, 1995 among the Company and the Aegis Sellers. FILED HEREWITH.


         10.1 1978 Stock Option Plan, as amended. Incorporated by reference to the Company's* Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

         10.2     Stock Purchase Agreement dated as of July 8, 1991 between the
                  Company* and NAR. Incorporated by reference to the Company's*
                  Current Report on Form 8-K dated July 10, 1991.


         10.3     Agreement dated as of December 21, 1992 among the Company*,
                  Hanover Direct Pennsylvania, Inc. ("HDPI"), Brawn of
                  California, Inc. ("Brawn") and General Electric Capital
                  Corporation ("GECC"). Incorporated by reference to the Company's* Annual Report on Form 10-K for the fiscal year ended December 26, 1992.

         10.4     Amendment to the Account Purchase Agreement dated as of July
                  12, 1993 among the Company*, HDPI, Brawn and GECC.
                  Incorporated by reference to the Company's* Current Report on Form 8-K dated July 12, 1993.

         10.5     Credit Facilities and Reimbursement Agreement dated as of
                  October 12, 1994 ("Credit Agreement") among the Company
                  NationsBank of North Carolina, N.A. ("NationsBank"), as agent for the Lenders, and the Lenders from time to time a party to the Credit Agreement. FILED HEREWITH.

         10.6     Revolving Credit and Term Loan Agreement dated as of October
                  12, 1994 ("Loan Agreement") among the Company, NationsBank, as agent for the Lenders, and the Lenders from time to time a party to the Loan Agreement. FILED HEREWITH.

         10.7 Form of Stock Option Agreement between the Company* and certain Directors of the Company, as amended. Incorporated by reference to the Company's* Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

         10.8 Executive Employment Agreement dated as of October 25, 1991 among the Company* and Jack E. Rosenfeld. Incorporated by reference to the Company's Current Report on Form 8-K dated
                  October 25, 1991.

         10.9     Stock Option Agreement dated as of January 1, 1992 between the
                  Company* and Jack E. Rosenfeld, as amended. Incorporated by reference to the Company's* Annual Report on Form 10-K for the fiscal year ended December 26, 1992.


         10.10 Registration Rights Agreement dated as of October 25, 1991 between the Company* and Jack E. Rosenfeld. Incorporated by reference to the Company's* Current Report on Form 8-K dated
                  October 25, 1991.

         10.11    Employment Agreement dated as of October 14, 1991 between the
                  Company* and Michael P. Sherman. Incorporated by reference to the Company's* Current Report on Form 8-K dated October 25,
                  1991.

         10.12    Amendment No. 1 to the Employment Agreement dated as of June
                  18, 1993 between the Company and Michael P. Sherman.
                  Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 1, 1994.

         10.13 Registration Rights Agreement dated as of October 14, 1991 between the Company* and Michael P. Sherman. Incorporated by reference to the Company's* Current Report on Form 8-K dated
                  October 25, 1991.

         10.14    Employment Agreement dated as of October 14, 1991, between the
                  Company* and Wayne P. Garten. Incorporated by reference to the Company's* Current Report on Form 8-K dated October 25, 1991.

         10.15    Amendment No. 1 to the Employment Agreement dated as of June
                  18, 1993 between the Company and Wayne P. Garten. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 1, 1994.

         10.16 Registration Rights Agreement dated as of October 14, 1991 between the Company* and Wayne P. Garten. Incorporated by reference to the Company's* Current Report on Form 8-K dated
                  October 25, 1991.


         10.17 Form of Indemnification Agreement among the Company* and each of the Company's directors and executive officers.
                  Incorporated by reference to the Company's* Current Report on Form 8-K dated October 25, 1991.

         10.18    Letter Agreement dated May 5, 1989 among the Company*,
                  Theodore H. Kruttschnitt, J. David Hakman and Edmund R.
                  Manwell. Incorporated by reference to the Company's* Current
                  Report on Form 8-K dated May 10, 1989.

         10.19 Hanover Direct, Inc. Savings Plan as amended. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 1, 1994.

         10.20    Restricted Stock Plan. Incorporated by reference to the
                  Company's* Registration Statement on Form S-8 filed on
                  February 24, 1993, Registration No. 33-58760.

         10.21 All Employee Equity Investment Plan. Incorporated by reference to the Company's* Registration Statement on Form S-8 filed on February 24, 1993, Registration No. 33-58756.

         10.22 Executive Equity Incentive Plan. Incorporated by reference to the Company's* Registration Statement on Form S-8 filed on
                  February 24, 1993, Registration No. 33-58758.

         10.23 Form of Supplemental Retirement Plan. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 1, 1994.

         10.24    License Agreement dated as of January 1, 1994 between Hanover
                  Ventures, Inc. and Sears. Incorporated by reference to the Company's Current Report on Form 8-K dated January 1, 1994.



         21.1     Subsidiaries of the Registrant. FILED HEREWITH.


         23.1     Consent of Independent Public Accountants. FILED HEREWITH.


         27.1     Financial Data Schedule. FILED HEREWITH.**

-------------
*        Hanover Direct, Inc., a Delaware corporation, is the successor by merger to The Horn & Hardart Company and The Hanover Companies.

**       EDGAR filing only.
