Form 10-Q
period 1995-04-01
HANOVER DIRECT INC /DE//
filed 1995-05-16
CIK 320333

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 1, 1995
                                                 -------------
                         Commission file number 1-12082

                              HANOVER DIRECT, INC.
           ----------------------------------------------------------
           (Exact name of the registrant as specified in its charter)

                  DELAWARE                            13-0853260
                  --------                            ----------
           (State of incorporation)          (IRS Employer Identification No.)

         1500 HARBOR BOULEVARD, WEEHAWKEN, NEW JERSEY                  07087
         --------------------------------------------                  -----
           (Address of principal executive offices)                  (Zip Code)

                                 (201) 863-7300
                                 --------------
                               (Telephone number)

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
Common stock, par value $.66 2/3 per share: 92,810,731 shares outstanding as of May 12, 1995.

                              HANOVER DIRECT, INC.

                                    FORM 10-Q

                                  APRIL 1, 1995

                                      INDEX

Part I  -  Financial Information                                                                    Page
                                                                                                    ----
 Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets  - December 31, 1994 and April 1, 1995
     (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

    Condensed Consolidated Statements of Income (Loss) - thirteen weeks ended April 2,
      1994 and April 1, 1995 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

    Condensed Consolidated Statements of Cash Flows - thirteen weeks ended
      April 2, 1994 and April 1, 1995 (Unaudited).  . . . . . . . . . . . . . . . . . . . . . . . .   6

    Notes to Condensed Consolidated Financial Statements  - thirteen weeks ended
      April 2, 1994 and April 1, 1995 (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . .   7

  Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition
     and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11


Part II  -  Other Information

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15


  Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1994 AND APRIL 1, 1995
(UNAUDITED)


                                                            DECEMBER 31,      APRIL 1,
                                                               1994             1995
                                                            ------------    ----------
                                                                   (IN THOUSANDS)
ASSETS
Current Assets:
 Cash and cash equivalents                                 $  24,053        $   1,215
 Accounts receivable, net                                     25,247           20,835
 Inventories, net                                             83,653           88,283
 Prepaid catalog costs                                        33,725           36,824
 Deferred tax asset, net                                       3,200            3,200
 Other current assets                                          2,658            3,329
                                                           ---------        ---------
                          Total Current Assets               172,536          153,686
                                                           ---------        ---------
Property and Equipment, at cost
 Land                                                          1,917            4,562
 Buildings and building improvements                           7,994           17,076
 Leasehold improvements                                        6,807           14,461
 Furniture, fixtures and equipment                            24,103           30,277
 Construction in progress                                     21,358            4,997
                                                           ---------        ---------
                                                              62,179           71,373

Accumulated depreciation and amortization                    (19,708)         (20,717)
                                                           ---------        ---------
                          Net Property and Equipment          42,471           50,656
                                                           ---------        ---------
Goodwill, net                                                 19,026           31,726

Deferred tax asset, net                                       11,800           11,800

Investments and advances                                       6,000            5,733

Other assets, net                                             10,413           14,670
                                                           ---------        ---------
                          Total Assets                     $ 262,246        $ 268,271
                                                           =========        =========

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1994 AND APRIL 1, 1995
(UNAUDITED)


                                                                                    DECEMBER 31,        APRIL 1,
                                                                                        1994              1995
                                                                                    ------------      ----------
                                                                                    (IN THOUSANDS, EXCEPT SHARE
                                                                                       AND PER SHARE AMOUNTS)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Current portion of long-term debt and capital lease obligations                     $     812        $     814
 Accounts payable                                                                       89,366           83,552
 Accrued liabilities                                                                    20,215           21,528
 Customer prepayments and credits                                                        3,642            3,935
                                                                                     ---------        ---------
                 Total Current Liabilities                                             114,035          109,829
                                                                                     ---------        ---------
Noncurrent Liabilities:
 Long-term debt                                                                         35,907           45,863
 Capital lease obligations                                                               1,196            1,031
 Other                                                                                   1,383            1,065
                                                                                     ---------        ---------
                 Total Noncurrent Liabilities                                           38,486           47,959
                                                                                     ---------        ---------
                          Total Liabilities                                            152,521          157,788
                                                                                     ---------        ---------
Commitments and Contingencies

Shareholders' Equity:
6% Series A Preferred Stock, convertible, $.01 par value, authorized 5,000,000 shares; issued 156,600 shares in 1994
 and 1995                                                                                1,589            1,615
Series B Preferred Stock, convertible, $.01 par value,
 authorized and issued 634,900 shares in 1995                                             --              5,500
Common Stock, $.66 2/3 par value, authorized 150,000,000
 shares; issued 92,978,234 shares in 1994 and 93,051,125
 shares in 1995                                                                         61,985           62,033
Capital in excess of par value                                                         253,210          253,348
Accumulated deficit                                                                   (201,102)        (206,050)
                                                                                     ---------        ---------
                                                                                       115,682          116,446

Less:

 Treasury stock, at cost (1,157,061 shares in 1994 and 1995)                            (3,345)          (3,345)
 Notes receivable from sale of Common Stock                                             (1,912)          (1,995)
 Deferred compensation                                                                    (700)            (623)
                                                                                     ---------        ---------
                  Total Shareholders' Equity                                           109,725          110,483
                                                                                     ---------        ---------
Total Liabilities and Shareholders' Equity                                           $ 262,246        $ 268,271
                                                                                     =========        =========

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)


                                                                     13 WEEKS ENDED
                                                            -------------------------------
                                                               APRIL 2,          APRIL 1,
                                                                1994               1995
                                                            -------------      ------------
                                                                  (IN THOUSANDS, EXCEPT PER
                                                                   SHARE AND SHARE AMOUNTS)

REVENUES                                                    $    179,226        $    176,592
                                                            ------------        ------------
Operating costs and expenses:
  Cost of sales and operating expenses                           114,284             113,687
  Selling expenses                                                43,784              50,503
  General and administrative expenses                             16,899              16,549
                                                            ------------        ------------
                                                                 174,967             180,739
                                                            ------------        ------------
INCOME (LOSS) FROM OPERATIONS                                      4,259              (4,147)
                                                            ------------        ------------
  Interest expense                                                (1,343)               (751)
  Interest income                                                     35                  85
  Other income                                                       325                --
                                                            ------------        ------------
                                                                    (983)               (666)
                                                            ------------        ------------
INCOME (LOSS) BEFORE INCOME TAXES                                  3,276              (4,813)

Income tax provision                                                 131                  90
                                                            ------------        ------------
NET INCOME (LOSS)                                                  3,145              (4,903)

Preferred stock dividends and accretion                               36                  45
                                                            ------------        ------------
Net income (loss) applicable to common shareholders         $      3,109        $     (4,948)
                                                            ============        ============
PRIMARY AND FULLY DILUTED NET INCOME (LOSS) PER SHARE       $       0.04        $      (0.05)
                                                            ============        ============
Weighted average shares outstanding for primary and
 fully diluted earnings per share                             87,595,461          92,790,015
                                                            ============        ============

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                            13 WEEKS ENDED
                                                                      --------------------------
                                                                        APRIL 2,        APRIL 1,
                                                                         1994            1995
                                                                      ----------       ---------
                                                                            (IN THOUSANDS)

Cash flows from operating activities:
 NET INCOME (LOSS)                                                    $  3,145        $ (4,903)
 Adjustments to reconcile net income (loss) to net cash used by operating activities:
 Depreciation and amortization                                           1,540           1,775
Changes in assets and liabilities, net of acquisitions
 Accounts receivable                                                      (761)          4,920
 Inventories                                                               962             (94)
 Prepaid catalog costs                                                    (461)             31
 Other assets                                                           (1,050)           (687)
 Accounts payable                                                      (14,778)        (10,001)
 Accrued liabilities                                                    (1,154)         (1,016)
 Customer prepayments and credits                                       (1,366)            141
                                                                      --------        --------
NET CASH (USED) BY OPERATING ACTIVITIES                                (13,923)         (9,834)
                                                                      --------        --------
Cash flows from investing activities:
 Acquisitions of property                                               (2,349)         (7,161)
 Notes receivable and investments with affiliated companies               --            (1,688)
 Payments for business acquired, net of cash acquired                     --           (11,555)
 Other, net                                                             (3,170)         (2,155)
                                                                      --------        --------
NET CASH (USED) BY INVESTING ACTIVITIES                                 (5,519)        (22,559)
                                                                      --------        --------
Cash flows from financing activities:
 Net borrowings under credit facility                                   19,922          10,000
 Payments of long-term debt and capital lease obligations                 (251)           (207)
 Cash dividends paid on Preferred Stock                                   (886)           --
 Proceeds from issuance of Common Stock                                    257              80
 Other, net                                                                (13)           (318)
                                                                      --------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               19,029           9,555
                                                                      --------        --------
Net decrease in cash and cash equivalents                                 (413)        (22,838)
Cash and cash equivalents at the beginning of the year                   2,583          24,053
                                                                      --------        --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                        $  2,170        $  1,215
                                                                      ========        ========
Supplemental cash flow disclosures:
  Interest paid                                                       $  1,100        $  1,038
                                                                      ========        ========
  Income taxes paid                                                   $    502        $    566
                                                                      ========        ========
Supplemental disclosure of noncash investing and financing
 activities:
 Issuance of Common Stock for notes receivable                        $  1,042        $    208
                                                                      ========        ========
Acquisitions of businesses:
 Fair value of assets acquired                                            --          $ 24,943
 Fair value of liabilities assumed                                        --            (7,888)
 Preferred stock issued                                                   --            (5,500)
                                                                      ========        ========
 Net cash paid                                                            --          $ 11,555
                                                                      ========        ========

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THIRTEEN WEEKS ENDED APRIL 2, 1994 AND APRIL 1, 1995 (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Reference should be made to the annual financial statements, including the footnotes thereto, included in the Hanover Direct, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 1994. In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial condition, the results of operations and cash flows of the Company and its consolidated subsidiaries for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.       RETAINED EARNINGS RESTRICTIONS

         The Company is limited from paying dividends at any time on its Common Stock beyond 25% of the consolidated net income of the then preceding four quarter period or from acquiring in excess of one million shares of its Common Stock by the most restrictive debt covenants contained in debt agreements to which the Company is a party.

3.       EARNINGS PER SHARE

         Net income per share - Net income per share was computed using the weighted average number of shares outstanding. At April 2, 1994, 5,033,735 warrants and 1,824,910 stock options were considered to be common stock equivalents and are included in the calculation of both primary and fully diluted earnings per share. Due to the net loss for the quarter ended April 1, 1995, warrants and stock options are excluded from the calculations of both primary and fully diluted earnings per share.

         Supplemental earnings per share - The following represents the pro forma results of operations for the quarters ended April 2, 1994 and April 1, 1995, as if the Leichtung and Safety Zone acquisitions, which were made in the first quarter of 1995, had occurred at the beginning of fiscal year 1994 (in thousands, except per share data). The pro forma results include the impact of accounting for the acquisition (including amortization of goodwill and customer lists), amortization of the discount related to the Series B Preferred Stock issued to acquire Safety Zone and interest on the cash used to acquire Leichtung.


    QUARTER ENDED APRIL 2, 1994       AS REPORTED          PRO FORMA
                                      -----------          ---------
    Revenues                          $ 179,226            $ 189,413
    Net income                        $   3,145            $   3,295
    Net income per share              $     .04            $     .04

    QUARTER ENDED APRIL 1, 1995       AS REPORTED          PRO FORMA
                                      -----------          ---------
    Revenues                          $ 176,592            $ 178,228
    Net (loss)                        $  (4,903)           $  (5,032)
    Net (loss) per share                   (.05)           $    (.05)

         The pro forma information does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented, and is not intended to be a projection of future results or trends.

4.       INVESTMENTS AND ACQUISITIONS

         Acquisitions

         Leichtung, Inc. In January 1995, the Company acquired substantially all of the assets of Leichtung, Inc. ("Leichtung"), a direct marketer of wood-working and home improvement tools and related products sold under the Improvements and Leichtung Workshops names, for a purchase price of approximately $12.8 million in cash and the assumption of certain liabilities. This acquisition has been accounted for using the purchase method of accounting based on the estimated fair market values of the assets and liabilities acquired and has resulted in approximately $6.0 million of goodwill which is being amortized over 40 years and $2.3 million of customer lists which are being amortized over 5 years.

         The Company plans to sell the Leichtung Workshops business and has included an estimate of the proceeds from the planned sale in the accounting for the acquisition. The operating income of the Leichtung Workshops business for the first quarter of 1995 is reflected as a reduction in goodwill and is not included in the Company's results of operations. The results of operations of Improvements are included in the accompanying statement of income from the date of acquisition. The Improvements catalog had revenues of approximately $29 million for the full year 1994.

         The Safety Zone. In September 1993, the Company acquired 20% of the outstanding common stock of Aegis Safety Holdings, Inc. ("Aegis"), publisher of The Safety Zone catalog. In February 1995, the Company acquired the remaining 80% of the outstanding stock of Aegis through the issuance of 634,900 shares of a newly-created Class B Convertible Additional Preferred Stock ("Series B Stock") with a stated value of $10 per share. Non-cumulative dividends on the Series B Stock will accrue at 5% per annum during each of the first three years if Aegis attains at least $1 million in earnings before interest and taxes each year. In years four and five, dividends will accrue at 7% per annum and are not contingent on the achievement of any earnings target. The Series B Stock is convertible at the Company's option if the market value of the Company's Common Stock is greater than $6.66 for 20 trading days in any consecutive 30 day trading period or at the holder's option from time to time. If after five years the Series B Stock is not converted, it is mandatorily redeemable for cash or 952,359 shares of the Company's Common Stock provided the market value of the stock is at least $6.33 per share, at the Company's option. If the market value of the Company's Common Stock does not meet this minimum, the redemption rate is subject to adjustment which would increase the number of shares for which the Series B Stock is redeemed.

         This investment has been accounted for using the purchase method of accounting based on the preliminary estimated fair market values of Aegis' assets and liabilities and the Series B Stock, and has resulted in approximately $6.9 million of goodwill and $.5 million of customer lists The fair value of the Series B Stock is $.8 million less than the stated value and the discount is being amortized over a five year period with the amortization being included in Preferred Stock dividends and accretion in the statement of income. Upon completion of a final valuation, the accounting for the acquisition will be finalized and any adjustment would be reflected in goodwill. The results of operations of Aegis are included in the accompanying statement of income from the date of acquisition. Aegis had revenues of approximately $14 million for the full year 1994.

         Investments

         Tiger Direct. In February 1995, the Company entered into an agreement, by which, upon closing of the transaction, it agreed to make an $8 million investment in Tiger Direct, Inc. ("Tiger") and to provide certain strategic services to Tiger. Tiger is a direct marketer of computer software, peripherals and CD-ROM hardware and software. This transaction is subject to the approval of Tiger's shareholders at a shareholders meeting in June 1995.

         If the transaction is consummated, Tiger will issue either a convertible debenture or convertible preferred stock (if authorized) and warrants to the Company for its investment. The debenture will pay interest at a rate of 10% per year for three years, payable in shares of Tiger common stock, and will be convertible into a new class of Tiger convertible preferred stock that will pay dividends payable at a rate of 10% per year for three years, also payable in shares of Tiger common stock. Tiger would also issue warrants to the Company to purchase additional stock over a three-year period at prices ranging from $1.20 to $1.50 per share.

         If the debenture or preferred stock is converted, the Company will own approximately 21.6% of Tiger's outstanding common stock. If the warrants are also exercised and the interest or dividend shares are fully issued, the Company would increase its ownership percentage to approximately 42% of Tiger's outstanding common stock. The Company also has the right to acquire additional shares of Tiger common stock in the open market, up to a total of 50.1% during a five year standstill period. The Company would be permitted to nominate 4 out of Tiger's 7 directors.

         The Company is providing a temporary short-term secured working capital line of credit to Tiger, up to a maximum of $3 million, bearing interest at the prime rate plus 2% per annum, all of which is secured by inventory and other assets of Tiger At April 1, 1995, $1.5 million had been loaned under this agreement which amount is included in Investments and advances and an additional $.5 million was advanced subsequent to April 1, 1995. On May 11, 1995, the Company was advised by Tiger that it is in violation of certain debt covenants with the Company and, as a result, an Event of Default has occurred under the Loan and Security Agreement covering such line of credit. The Company plans to advance an additional $.2 million to Tiger beyond the $2 million loaned at May 15, 1995, but reserves all rights it has under such agreement. All outstanding indebtedness under this working capital line is repayable at the closing of the transaction or within one year of the date of termination if the transaction does not close, unless sooner accelerated. Hanover's obligations are subject to the satisfaction of certain conditions under the agreement, including there not having occurred a material adverse change in the financial condition, results of operations or prospects of Tiger.

         Boston Publishing Company. In February 1994, the Company acquired a 20% equity interest in Boston Publishing Company ("BPC") and provided secured and unsecured loans to BPC. In August 1994, BPC filed for protection under Chapter 11 of the United States Code. The Company expects to receive the inventory and rights to the customer list of BPC in payment of accounts due. The Company plans to liquidate such assets, the proceeds of which are anticipated to be adequate to repay the Company's outstanding $1.2 million loan that is included in Investments and advances.

         Regal Communications, Inc. During 1994, the Company invested approximately $2.7 million in convertible debt securities of Regal Communications, Inc. ("Regal"). In September 1994, Regal filed for bankruptcy protection under Chapter 11 of the United States Code. As a result, during 1994, the Company established a valuation allowance against the securities reflecting their estimated fair value of $1.7 million. During 1995, certain assets of Regal have been liquidated at or above the estimates established in 1994 and the Company continues to expect to recover the $1.7 million carrying value of its investment that is included in Investments and advances. To date, no asset distributions have been made by Regal. The Company expects distributions to begin no sooner than the fourth quarter of 1995.

5.       LONG-TERM DEBT

         In 1995, the Company and the lenders under its five-year $80 million unsecured revolving credit facility ("Credit Facility") amended the applicable agreements to, among other things, ease the requirements in certain financial covenants, increase the interest rate payable by the Company under certain circumstances and require the lenders initial consent for certain investments and acquisitions.

         As of December 31, 1994, the Company was not in compliance with one of the covenants under the 9.25% Senior Subordinated Notes due 1998 for which it had received a waiver. The Company and the holder of the Notes have amended the covenants in the Indenture to reduce certain financial standards contained in the covenants. The covenants will revert in the first quarter of 1996 to those in effect prior to the amendment.

6.       INCOME TAXES

         At April 1, 1995, the Company has a net deferred tax asset of $15 million, including a deferred tax asset valuation allowance of approximately $41 million, which was recorded in prior years relating to the realization of certain tax net operating loss carryforwards ("NOLs"). At April 1, 1995, the Company had $141 million of NOLs. Realization of the future tax benefits associated with the NOLs is dependent on the Company's ability to generate taxable income within the carryforward period and the periods in which net temporary differences reverse. Future levels of operating income and taxable income are dependent upon general economic conditions, competitive pressures on sales and margins, postal and other delivery rates, and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of all of the NOLs and reversals of temporary differences.

         Management believes that the $15 million represents a reasonable conservative estimate of the future utilization of the NOLs and the Company will continue to evaluate the likelihood of future profit and the necessity of future adjustments to the deferred tax asset valuation allowance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the fiscal quarters indicated, the percentage relationship to revenues of certain items in the Company's Condensed Consolidated Statements of Income (Loss).


                                                                                      FISCAL QUARTER
                                                                                      --------------
                                                                                       1994    1995
                                                                                       ----    ----
Revenues  . . . . . . . . . . . . . . . . . . . . . . . .                             100.0%   100.0%
Cost of sales and operating expenses  . . . . . . . . . .                              63.8     64.4
Selling expenses  . . . . . . . . . . . . . . . . . . . .                              24.4     28.6
General and administrative expenses . . . . . . . . . . .                               9.4      9.4
Income (loss) from operations . . . . . . . . . . . . . .                               2.4     (2.3)
Interest expense, net . . . . . . . . . . . . . . . . . .                                .7       .4
Net income (loss) . . . . . . . . . . . . . . . . . . . .                               1.8     (2.8)

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED APRIL 1, 1995 COMPARED WITH THIRTEEN WEEKS ENDED APRIL 2, 1994.

         Net Income (Loss). The Company reported a net loss of $(4.9) million or $(.05) per share for the quarter ended April 1, 1995 compared to net income of $3.1 million or $.04 per share in the same period last year.

         Revenues. Revenues decreased slightly in the quarter ended April 1, 1995 to $177 million from $179 million for the same period in 1994. The decrease in revenues was primarily the result of a 7% decrease in revenues from continuing catalogs partially offset by revenues of $10.2 million from Improvements and Safety Zone ("1995 acquisitions") which were acquired in January 1995 and February 1995, respectively. Overall, Non-Apparel catalog revenues decreased less than 1% while Apparel catalog revenues decreased 5%. The decline in revenues was a result of softness in the early Spring catalogs and a planned reduction in the number of catalogs mailed.

         Operating Costs and Expenses. Cost of sales and operating expenses increased to 64.4% of revenues in the first quarter of 1995 compared to 63.8% for the same period in 1994. This increase is primarily attributable to an overall increase in postage rates of 18.3% by the United States Postal Service for the delivery of customer packages which became effective January 1, 1995. The Company's product margin improved slightly from 1994 to 1995. The Company also incurred approximately $1.0 million of operating expenses at the new Roanoke distribution facility in the first quarter of 1995 as it began the transition from other duplicate facilities. In addition, the Company absorbed an increase of approximately $.4 million of systems costs to support the conversion of its new computer system which is being installed.

         Selling expenses increased $6.7 million to 28.6% of revenues in the first quarter of 1995 from 24.4% of revenues for the same period in 1994 due to a 14% increase in postage rates for the mailing of catalogs to customers and increases in paper prices up to 26% higher than prices paid in the first quarter of 1994. The Company mailed approximately 101 million catalogs for the spring 1995 season, an increase of 5% from 1994. Excluding the 1995 acquisitions, the Company mailed 4% fewer catalogs for the spring 1995 season compared to the spring 1994 season as it reduced the amount of prospecting for new customers.

         General and administrative expenses were 9.4% of revenues, unchanged from the same period in 1994. Total expenses decreased $.4 million, or 2%, from 1994 to 1995, including $.6 million of expenses of the 1995 acquisitions. General and administrative expenses also include $.4 million of severance expenses in the first quarter of 1995 related to certain headcount reductions.

         Income (Loss) from Operations. The Company recorded a loss from operations of $(4.1) million in the first quarter of 1995, or (2.3)% of revenues, compared to income from operations of $4.3 million for the same period in 1994, or 2.4% of revenues.

         The Non-Apparel group's results of operations decreased $7.0 million from income of $6.1 million in the first quarter of 1994 to a loss of $(.9) in 1995 due primarily to the reasons mentioned above. In addition, the group was operating out of multiple distribution facilities in the first quarter of 1995 (Roanoke, VA and Hanover, PA) and incurred costs of $1.0 million in connection with the start-up and transfer of merchandise to the new Roanoke facility.

         In the first quarter of 1995, the Gump's mail order fulfillment activities were moved into the Company's Hanover, PA fulfillment center and the Gump's retail store was completed and began operations. These factors contributed to a combined loss of $(1.3) million for Gump's in the first quarter of 1995, compared to a loss of $(.6) million in the first quarter of 1994. The Company has made a decision that the Mature Wisdom catalog (which had 1994 full year revenues of $14 million) does not fit into its long-range plans and has decided to offer the catalog for sale.

         The Apparel Group's results of operations decreased $1.7 million from a loss of $(.5) million in the first quarter in 1994 to a loss of $(2.2) million for the same period in 1995. The Men's Apparel catalogs generated $.3 million of income from operations in the first quarter of 1995 compared to breakeven results in the first quarter of 1994 as customer demand has remained strong in 1995. The Women's Apparel catalogs generated a loss from operations of $(2.5) million in the first quarter of 1995 compared with a loss of $(.5) million in 1994. The Company has announced its plans to discontinue the Essence by Mail catalog after its summer 1995 mailing, which had revenues of $12 million for the full year 1994.

         The 1995 acquisitions generated $.3 million of income from operations in 1995. The Company's agreement with Sears generated $.9 million of income in the first quarter of 1995 compared to $.7 million for the same period in 1994.

         To address sales softness and digest the cost increases, the Company has reduced catalog circulation, targeted two catalogs for divestiture as noted above and implemented a $9 million cost reduction program during 1995. For the balance of the year, the Company is focusing on overcoming the significant cost increases and continuing to build a base for future growth.

         Interest Expense, Net. Interest expense, net decreased from $1.3 million to $.7 million in the first quarter of 1995 compared to the same period in 1994 due to lower borrowing costs related to the new $80 million credit facility entered into in the fourth quarter of 1994.

         Income Taxes. The Company believes that the net deferred tax asset of $15 million that was recorded in prior years represents a reasonable, conservative estimate of the future utilization of the tax NOLs and the Company will continue to evaluate the likelihood of future profit and the necessity of future adjustments to the deferred tax asset valuation allowance. The Federal income tax provision of $1.0 million for the quarter ended April 2, 1994 was offset by the utilization of certain NOLs. The Company recorded a state tax provision of $.1 million in each of the first quarters of 1995 and 1994.

         Shareholders' Equity. The number of shares of Common Stock outstanding increased by 72,891 in the first quarter of 1995 due to shares issued in connection with the Company's equity and incentive plans, net of forfeitures. At April 1, 1995, there were 93,051,125 shares of Common Stock outstanding compared to 84,392,424 shares outstanding at April 2, 1994. The increase in the number of shares outstanding from April 2, 1994 to April 1, 1995 is primarily the result of the public stock offering in April 1994 and the exercise of warrants in a cashless exchange at the same time.

LIQUIDITY AND CAPITAL RESOURCES

         Working Capital. At April 1, 1995, the Company had $1.2 million in cash and cash equivalents, compared to $24.1 million at December 31, 1994. The $22.9 million decrease in cash and cash equivalents resulted from $7.2 million of infrastructure investments, the payment of $11.6 million for the acquisition of Leichtung ($1.2 million of the purchase price of Leichtung was paid in 1994) and the use of $9.8 million of cash in operations, offset by $10 million of additional borrowings under the Credit Facility. The $9.8 million use of cash in operations in the first quarter of 1995 was primarily from operating losses and the seasonal reduction in accounts payable. Working capital and the current ratio were $43.9 million and 1.40 to 1 at April 1, 1995 versus $58.5 million and
1.51 to 1 at December 31, 1994.

         Infrastructure Investments. In 1994, the Company substantially completed the construction of its $17 million fulfillment center in Roanoke, Virginia. The Company began partial shipping and receiving activities at the facility in the first quarter of 1995 and anticipates that the facility will be fully operational in the second half of 1995. The Company expects that its operating margins will be negatively impacted in the first half of 1995 as it incurs costs in connection with the start-up and relocation of distribution activities to the Roanoke facility and the consolidation of other facilities. During 1995, the Company closed four duplicate warehouse and distribution facilities that were operated under short-term leases.

         The Company is continuing its management information systems upgrade project and has spent a total of $10.6 million through April 1, 1995, including $1.5 million in 1995. As of May 1, 1995, the new system was operating in three of the Company's catalogs and the Company expects to roll out the system to the rest of its catalogs through early 1996. The Company expects to incur certain duplicate system costs during 1995 as it transitions to the new computer system.

         The Company does not anticipate significant cash outlays for infrastructure investments beyond the second quarter of 1995.

         Financing. In the first quarter of 1995, the Company borrowed $10 million under the $40 million revolving portion of the Credit Facility. In April 1995, the Company replaced the $10 million borrowed under the revolving portion of the Credit Facility with $10 million borrowed under the 15-year term loan portion of the Credit Facility.

         At April 1, 1995, the Company had advanced Tiger $1.5 million under a temporary short-term working capital line of credit and advanced an additional $.5 million subsequent to April 1, 1995. If the investment in Tiger is consummated, the Company would invest up to $8 million in Tiger using proceeds from the acquisition facility under the revolving Credit Facility.

         The Company believes that is has sufficient capital to support its operations and its remaining infrastructure and other investments.

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

         Paper and Postage. The Company mails its catalogs and ships most of its merchandise through the United States Postal Service ("USPS"), with catalog mailing and product shipment expenses representing approximately 16% of revenues in 1994. In January 1995, the USPS increased postage rates by approximately 14% to 18%. The Company is also experiencing record price increases in 1995 for paper that is used in the production of its catalogs and expects these price increases to continue. Paper costs represented approximately 7% of revenues in 1994. These cost increases and the duplicate costs associated with the consolidation of the distribution facilities and the transition to the new management information system discussed previously will adversely impact the Company's margins and earnings, particularly in the first half of 1995.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports or Form 8-K

(a)      Exhibits - Exhibit 27 - Financial Data Schedule (EDGAR filing only).

(b) Reports on Form 8-K - There were no reports on Form 8-K filed during the first quarter ended April 1, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     HANOVER DIRECT, INC.
                                               ---------------------------------
                                                         Registrant



                                               s/Wayne P. Garten
                                               ---------------------------------
                                               Wayne P. Garten
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (on behalf of the Registrant and
                                               as Principal Financial Officer)

May 15, 1995

                                EXHIBIT INDEX


                     Exhibit 27 - Financial Data Schedule