Form 10-Q
period 1995-07-01
HANOVER DIRECT INC
filed 1995-08-15
CIK 320333

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JULY 1, 1995
                                                 ------------

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

Common stock, par value $.66 2/3 per share: 93,009,626 shares outstanding as of August 11, 1995.

                              HANOVER DIRECT, INC.

                                   FORM 10-Q

                                  JULY 1, 1995

                                     INDEX


Part I - Financial Information                                                                      Page
                                                                                                    ----
 Item 1.  Financial Statements
    Condensed Consolidated Balance Sheets - December 31, 1994 and July 1, 1995. . . . . . .           3

    Condensed Consolidated Statements of Income (Loss) - thirteen and twenty-six weeks
      ended July 2, 1994 and July 1, 1995 . . . . . . . . . . . . . . . . . . . . . . . . .           5

    Condensed Consolidated Statements of Cash Flows - twenty-six weeks ended
      July 2, 1994 and July 1, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6

    Notes to Condensed Consolidated Financial Statements - thirteen and twenty-six
      weeks ended July 2, 1994 and July 1, 1995 . . . . . . . . . . . . . . . . . . . . . .           8

 Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition
    and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14


Part II  -  Other Information

 Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          20

 Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . .          20

 Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . .          20


 Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          21

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1994 AND JULY 1, 1995
(UNAUDITED)

                                                                               DECEMBER 31,               JULY 1,
                                                                                   1994                    1995
                                                                               ------------               -------
                                                                                          (IN THOUSANDS)
ASSETS

Current Assets:
 Cash and cash equivalents                                                       $ 24,053                $ 10,641
 Accounts receivable, net                                                          25,247                  18,949
 Inventories                                                                       83,653                  91,388
 Prepaid catalog costs                                                             33,725                  35,619
 Deferred tax asset, net                                                            3,200                   3,200
 Other current assets                                                               2,658                   3,981
                                                                                 --------                --------

                          Total Current Assets                                    172,536                 163,778
                                                                                 --------                --------

 Property and Equipment, at cost
 Land                                                                               1,917                   4,726
 Buildings and building improvements                                                7,994                  21,121
 Leasehold improvements                                                             6,807                  15,243
 Furniture, fixtures and equipment                                                 24,103                  38,524
 Construction in progress                                                          21,358                   5,259
                                                                                 --------                --------
                                                                                   62,179                  84,873

Accumulated depreciation and amortization                                         (19,708)                (26,773)
                                                                                 --------                --------

                          Net Property and Equipment                               42,471                  58,100
                                                                                 --------                --------

Goodwill, net                                                                      19,026                  32,262
Investments and Advances                                                            6,000                   6,095
Deferred tax asset, net                                                            11,800                  11,800
Other assets, net                                                                  10,413                  15,980
                                                                                 --------                --------

                          Total Assets                                           $262,246                $288,015
                                                                                 ========                ========





See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
AS OF DECEMBER 31, 1994 AND JULY 1, 1995
(UNAUDITED)

                                                                                    DECEMBER 31,          JULY 1,
                                                                                        1994               1995
                                                                                    ------------          -------
                                                                                     (IN THOUSANDS, EXCEPT SHARE
                                                                                        AND PER SHARE AMOUNTS)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Current portion of long-term debt and capital lease obligations                     $     812           $   4,831
 Accounts payable                                                                       89,366              84,786
 Accrued liabilities                                                                    20,215              21,502
 Customer prepayments and credits                                                        3,642               3,129
                                                                                     ---------           ---------
                 Total Current Liabilities                                             114,035             114,248
                                                                                     ---------           ---------

Noncurrent Liabilities:
 Long-term debt                                                                         35,907              66,519
 Capital lease obligations                                                               1,196               2,065
 Other                                                                                   1,383               2,114
                                                                                     ---------           ---------
                 Total Noncurrent Liabilities                                           38,486              70,698
                                                                                     ---------           ---------
                          Total Liabilities                                            152,521             184,946
                                                                                     ---------           ---------

Commitments and Contingencies

Shareholders' Equity:

6% Series A Preferred Stock, convertible, $.01 par value, authorized
 5,000,000 shares; issued 156,600 shares in 1994 and 1995                                1,589               1,636
Series B Preferred Stock, convertible, $.01 par value, authorized and
 issued 634,900 shares in 1995                                                             -                 5,458
Common Stock, $.66 2/3 par value, authorized 150,000,000
 shares; issued 92,978,234 shares in 1994 and 93,066,020
 shares in 1995                                                                         61,985              62,043
Capital in excess of par value                                                         253,210             253,298
Accumulated deficit                                                                   (201,102)           (213,599)
                                                                                     ---------           ---------
                                                                                       115,682             108,836

Less:
 Treasury stock, at cost (1,157,061 shares in 1994 and 1995)                            (3,345)             (3,345)
 Notes receivable from sale of Common Stock                                             (1,912)             (1,969)
 Deferred compensation                                                                    (700)               (453)
                                                                                     ---------           ---------
 Shareholders' Equity                                                                  109,725             103,069
                                                                                     ---------           ---------

                 Total

Total Liabilities and Shareholders' Equity                                           $ 262,246           $ 288,015
                                                                                     =========           =========

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

                                                                            13 WEEKS ENDED               26 WEEKS ENDED
                                                                            --------------               --------------
                                                                          JULY 2,       JULY 1,       JULY 2,      JULY 1,
                                                                           1994          1995          1994         1995
                                                                           ----          ----          ----         ----
                                                                         (in thousands, except share and share amounts)
REVENUES                                                               $  185,113    $  182,774     $  364,339    $  359,365
Operating costs and expenses:
 Cost of sales and operating expenses                                     114,870       119,771        229,466       233,458
 Selling expenses                                                          49,141        51,198         93,030       101,832
 General and administrative expenses                                       16,957        17,793         33,439        34,209
                                                                       ----------    ----------     ----------    ----------
                                                                          180,968       188,762        355,935       369,499
                                                                       ----------    ----------     ----------    ----------
INCOME (LOSS) FROM OPERATIONS                                               4,145        (5,988)         8,404       (10,134)
                                                                       ----------    ----------     ----------    ----------

 Interest expense                                                            (876)       (1,386)        (2,219)       (2,138)
 Interest income                                                              203           197            238           283
 Other expense                                                               (500)         -              (175)         -
                                                                       ----------    ----------     ----------    ----------
                                                                           (1,173)       (1,189)        (2,156)       (1,855)
                                                                       ----------    ----------     ----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES                                           2,972        (7,177)         6,248       (11,989)
Income tax provision                                                         (129)         (313)          (260)         (403)
                                                                       ----------    ----------     ----------    ----------
NET INCOME (LOSS)                                                           2,843        (7,490)         5,988       (12,392)

Preferred stock dividends and accretion                                       (35)          (59)           (71)         (105)
                                                                       ----------    ----------     ----------    ----------

Net income (loss) applicable to common shareholders                    $    2,808    $   (7,549)    $    5,917    $  (12,497)
                                                                       ==========    ==========     ==========    ==========

Primary and fully diluted net income (loss) per share                  $     0.03    $    (0.08)    $     0.06    $    (0.13)
                                                                       ==========    ==========     ==========    ==========

Weighted average shares outstanding
 for primary and fully diluted earnings per share                      95,441,204    92,846,299     91,515,952    92,818,157
                                                                       ==========    ==========     ==========    ==========




See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                           26 WEEKS ENDED
                                                                                           --------------
                                                                                      JULY 2,           JULY 1,
                                                                                       1994              1995
                                                                                     --------           -------
                                                                                          (IN THOUSANDS)
Cash flows from operating activities:
 NET INCOME (LOSS)                                                                  $   5,988          $ (12,392)
 Adjustments to reconcile net income (loss) to net cash used by operating activities:
 Depreciation and amortization                                                          2,721              4,174
Changes in assets and liabilities
 Accounts receivable                                                                   (3,554)             8,069
 Inventories                                                                            4,019              5,623
 Prepaid catalog costs                                                                 (3,603)             1,677
 Other assets                                                                            (487)               615
 Accounts payable                                                                     (22,914)           (14,576)
 Accrued liabilities                                                                   (2,492)            (3,535)
 Customer prepayments and credits                                                        (139)              (884)
                                                                                    ---------          ---------
NET CASH (USED) BY OPERATING ACTIVITIES                                               (20,461)           (11,229)
                                                                                    ---------          ---------

Cash flows from investing activities:
 Acquisitions of property                                                              (6,230)           (12,293)
 Payments for businesses acquired, net of cash acquired                                   -              (13,008)
 Notes receivable and Investments with unconsolidated subsidiaries                     (6,169)            (3,376)
 Other, net                                                                              (680)            (2,049)
                                                                                    ---------          ---------
NET CASH (USED) BY INVESTING ACTIVITIES                                               (13,079)           (30,726)
                                                                                    ---------          ---------





See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)


                                                                                          26 WEEKS ENDED
                                                                                          --------------
                                                                                    JULY 2,             JULY 1,
                                                                                     1994                1995
                                                                                    -------             -------
                                                                                          (IN THOUSANDS)
Cash flows from financing activities:
 Net borrowings under credit facility                                                  -                 29,000
 Payments of long-term debt and capital lease obligations                           (6,489)                (566)
 Cash dividends paid on Preferred Stock                                               (886)                 -
 Proceeds from issuance of Common Stock                                             48,934                  166
 Other, net                                                                           (138)                 (57)
                                                                                  --------             --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           41,421               28,543
                                                                                  --------             --------

Net increase (decrease) in cash and cash equivalents                                 7,881              (13,412)
Cash and cash equivalents at the beginning of the year                               2,583               24,053
                                                                                  --------             --------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                                $ 10,464             $ 10,641
                                                                                  ========             ========

Supplemental cash flow disclosures:
 Interest paid                                                                    $  1,400             $  1,166
                                                                                  ========             ========
 Income taxes paid                                                                $    482             $    932
                                                                                  ========             ========

Issuance of Common Stock for notes receivable                                     $  1,452             $    388
                                                                                  ========             ========

Acquisition of businesses:
  Fair value of assets acquired                                                   $    -                 40,474
  Fair value of liabilities assumed                                                    -                 22,066
  Preferred stock issued                                                               -                  5,400
                                                                                  --------             --------
  Net cash paid                                                                   $    -               $ 13,008
                                                                                  ========             ========





See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 2, 1994 AND JULY 1, 1995 (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Reference should be made to the annual financial statements, including the footnotes thereto, included in the Hanover Direct, Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 1994. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial condition, the results of operations and cash flows of the Company and its consolidated subsidiaries for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform with the current year presentation.

2.       RETAINED EARNINGS RESTRICTIONS

         The Company is limited from paying dividends at any time on its Common Stock beyond 25% of the consolidated net income of the then preceding four quarter period or from acquiring in excess of one million shares of its Common Stock by the most restrictive debt covenants contained in its current debt agreements to which the Company is a party.

3.       EARNINGS PER SHARE

         Net income per share - Net income per share was computed using the weighted average number of shares outstanding. At July 2, 1994, 5,033,735 warrants and 1,511,912 stock options were considered to be common stock equivalents and are included in the calculations of both primary and fully diluted earnings per share for the quarter and the six months ended July 2, 1994. Due to the net loss for the quarter and six months ended July 1, 1995, warrants, stock options and convertible preferred stock are excluded from the calculations of both primary and fully diluted earnings per share.

         Supplemental earnings per share - The following represents the pro forma results of operations for the thirteen weeks and twenty-six weeks ended July 2, 1994 and July 1, 1995, as if the Leichtung, The Safety Zone and Austad's acquisitions, which were made in the first half of 1995, had occurred at the beginning of each fiscal year (in thousands, except per share data). The pro forma results include the impact of accounting for the acquisitions including amortization of goodwill and customer lists, amortization of the discount related to the Series B Preferred Stock issued to acquire The Safety Zone and interest on the cash used to acquire Leichtung and Austad's.

                                   FOR THE THIRTEEN WEEKS ENDED                       FOR THE TWENTY-SIX WEEKS ENDED
                                           JULY 2, 1994                                        JULY 2, 1994
                                   ----------------------------                       ------------------------------

                                    AS REPORTED     PRO FORMA                          AS REPORTED        PRO FORMA
                                    -----------     ---------                          -----------        ---------
Revenues                              $185,113      $206,404                            $364,339          $406,537
Net income                              $2,843        $1,895                              $5,988            $5,317
Net income per share                      $.03          $.02                                $.06              $.06

                                   FOR THE THIRTEEN WEEKS ENDED                       FOR THE TWENTY-SIX WEEKS ENDED
                                           JULY 1, 1995                                        JULY 1, 1995
                                   ----------------------------                       ------------------------------

                                    AS REPORTED     PRO FORMA                          AS REPORTED        PRO FORMA
                                    -----------     ---------                          -----------        ---------
Revenues                             $182,774       $191,584                            $359,365          $378,974
Net (loss)                            $(7,490)       $(7,030)                           $(12,392)         $(12,441)
Net (loss) per share                    $(.08)         $(.08)                              $(.13)            $(.14)

         The pro forma information does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.

4.       INVESTMENTS AND ACQUISITIONS

         Acquisitions

         Leichtung, Inc. In January 1995, the Company acquired substantially all of the assets of Leichtung, Inc. ("Leichtung"), a direct marketer of wood-working and home improvement tools and related products sold under the Improvements and Leichtung Workshops names, for a purchase price of approximately $12.8 million in cash and the assumption of certain liabilities. This acquisition has been accounted for using the purchase method of accounting based on the estimated fair market values of the assets and liabilities acquired and has resulted in approximately $6.0 million of goodwill and $2.3 million of customer mailing lists. These estimates are subject to revision in future periods in 1995 and any adjustment would be reflected in goodwill.
The Improvements and Leichtung Workshops catalogs had revenues of approximately $29 million and $12 million for the full year 1994, respectively.

         The Safety Zone. In February 1995, the Company acquired 80% of the outstanding common stock of Aegis Safety Holdings, Inc. ("Aegis"), publisher of The Safety Zone catalog, through the issuance of 634,900 shares of a newly-created Class B Convertible Additional Preferred Stock ("Series B Stock") of the Company with a stated value of $10 per share. Previously, in September 1993, the Company had acquired 20% of the outstanding common stock of Aegis. Non-cumulative dividends on the Series B Stock will accrue and be paid at 5% per annum during each of the first three years if Aegis attains at least $1 million in earnings before interest and taxes each year. In years four and five, dividends will accrue and be paid at 7% per annum and are not contingent on the achievement of any earnings target. The Series B Stock is convertible at anytime, at $6.66 per share, subject to antidilution, at the option of the holder and is convertible at the Company's option if the market value of the Company's Common Stock is greater than $6.66 per share, subject to antidilution, for 20 trading days in any consecutive 30 days trading period or at the holder's option from time to time. If after five years the Series B Stock is not converted, it is mandatorily redeemable, at the Company's option, in cash or for 952,359 shares, subject to antidilution, of the Company's Common Stock provided the market value of the stock is at least $6.33 per share, subject to antidilution. If the market value of the Company's Common Stock does not meet this minimum, the redemption rate is subject to adjustment which would increase the number of shares for which the Series B Stock is redeemed. The Company does not anticipate that dividends will be paid based on the 1995 results.

         This investment has been accounted for using the purchase method of accounting based on the fair market values of Aegis' assets and liabilities and the Series B Stock, and has resulted in approximately $7.1 million of goodwill and $.5 million of customer mailing lists. The fair value of the Series B Stock, which is based on an independent appraisal, is $.9 million less than the stated value and the discount is being amortized over a five-year period. This amortization is included in Preferred Stock dividends and accretion in the statement of income. The results of operations of Aegis are included in the accompanying statement of income from the date of acquisition. Aegis had revenues of approximately $14 million for the full year 1994.

         Austad's. In May 1995, the Company acquired 67.5% of the outstanding common stock of Austad Holdings, Inc. ("Austad's"), a direct marketer of golf equipment and related apparel and accessories, for a purchase price of $1.8 million of cash. This acquisition has been accounted for using the purchase method of accounting based on the estimated fair market values of the assets and liabilities acquired (including $.4 million cash) and has resulted in approximately $.6 million of goodwill and approximately $1.0 million of customer mailing lists. The results of operations of Austad's are included in the accompanying statement of income from the date of acquisition. Austad's had revenues of approximately $39 million for the full year 1994.

         The Company also lent $2.2 million to The Austad Company ("TAC"), a wholly owned subsidiary of Austad's. The loan bears interest at the rate of 10%, is due through May 2000 and is subordinated to certain of Austad's existing bank indebtedness. The Company also provided a $.4 million loan to TAC which bears interest at a fluctuating rate (8.75% through April 1996) and is secured by a second mortgage on TAC's office and warehouse. The $.4 million loan is repayable in the event that either the office and warehouse are sold or the first mortgage on the building is refinanced. TAC has a $5.0 million revolving credit agreement with a bank that expires in February 1996 and is secured by substantially all of TAC's assets with available borrowings based on inventory and receivable balances. The outstanding balance was $3.3 million at July 1, 1995 and $1.7 million was available for borrowing.

         In the event that TAC reaches certain earnings goals in fiscal 1995, the Company is required to contribute up to $2.2 million to Austad's. Such contribution can be in cash or forgiveness of any outstanding indebtedness, including the $2.2 million loan discussed above.

         Investments and Advances

         Tiger Direct. In February 1995, the Company entered into an agreement to acquire certain securities of Tiger Direct, Inc. ("Tiger"), a direct marketer of computer software, peripherals and CD-ROM hardware and software. Such agreement was amended in March 1995 and in June 1995 the parties executed a letter of intent (the "Letter of Intent") providing for certain amendments to the agreement.

         As set forth in the Letter of Intent, Tiger proposes to issue
$3 million stated value of its not as yet authorized convertible preferred stock to the Company. The convertible preferred stock would pay a dividend for a period of three years at the rate of 12% per year, payable in shares of Tiger common stock valued at rates ranging from $1.20 to $1.50 per share. Tiger also proposes to issue one, two and three-year warrants to the Company to purchase shares of Tiger common stock at exercise prices ranging from $1.20 to $1.50 per share.

         If the convertible preferred stock to be issued by Tiger as contemplated by the Letter of Intent is converted into common stock, the Company would own approximately 8.9% of Tiger's outstanding common stock. If the warrants are exercised and the dividend shares are fully issued, the Company would increase its ownership percentage to approximately 21.4% of Tiger's outstanding common stock.

         Tiger has agreed to permit the Company to nominate four out of Tiger's seven directors. The Company has agreed to provide certain strategic services to Tiger.

         In February 1995, the Company entered into a loan and security agreement with Tiger pursuant to which the Company is providing a secured working capital line of credit to Tiger, up to a maximum of $3.0 million, bearing interest at the prime rate plus 2% per annum. At July 1, 1995, $3.0 million had been loaned under such loan agreement which is included in Investments and advances. All amounts loaned under this agreement are due to be repaid when the transaction closes or within one year from termination if the transaction does not close, although the Letter of Intent provides that such amount would be repaid by December 31, 1998 and would effectively be convertible into shares of convertible preferred stock at $1.20 per share. The Company also has $.5 million included in Investments and advances representing transaction costs in Tiger.

         Pursuant to the Letter of Intent, Tiger has agreed to effect the distribution of rights to purchase Tiger common stock to the holders of its securities after the closing of the purchase of its securities by the Company. The Company has agreed to exercise all rights distributed to it and will be entitled to satisfy its obligation to pay the rights offering price by applying all amounts due under the working capital line of credit to such obligation and paying the balance, if any, in cash. If the rights offering is effectuated and all Tiger securityholders exercise their rights, the Company will increase its ownership percentage to approximately 53.8% of Tiger's outstanding common stock.

         The amendments called for by the Letter of Intent have yet to be reflected in definitive agreements. Since the excution of the Letter of Intent, because of continuing operating problems at Tiger, the Company and Tiger have orally agreed that the consummation of the transactions described above between the parties will be subject to the rationalization of Tiger's operations in a manner acceptable to the Company. In addition, the Company has advised Tiger that any such rationalization must be capable of being completed without the investment by the Company of additional cash. The Company may however issue its equity securities to or for the benefit of Tiger to assist in the consummation of any such plan. Accordingly, whether the securities to be issued by Tiger as described in the Letter of Intent will be acquired by the Company and the terms of any such acquisition must be finally negotiated.
Also, the Company and NAR are discussing arrangements between them jointly to facilitate any ultimate investment in Tiger. However, there can be no assurance that this most recent closing condition or any other closing condition contained in the definitive documentation will be satisfied or that the transaction will be consummated in the manner described herein or otherwise. Finally, the Company has been advised by Tiger that it is having, and has consented to Tiger having, conversations and providing information to several companies regarding a posible joint venture or other alternative to the proposed agreement with the Company.

         Boston Publishing Company. In February 1994, the Company acquired a 20% equity interest in Boston Publishing Company ("BPC") and provided secured and unsecured loans to BPC. In August 1994, BPC filed for protection under Chapter 11 of the United States Code. In 1995, the Company received the inventory and rights to the customer mailing list of BPC in payment of a $1.2 million loan. The Company is in the process of liquidating such assets and the proceeds are expected to be sufficient to realize the carrying value of the assets.

         Regal Communications, Inc. During 1994, the Company invested approximately $2.7 million in convertible debt securities of Regal Communications, Inc. ("Regal"). In September 1994, Regal filed for protection under Chapter 11 of the United States Code. As a result, during 1994, the Company established a valuation allowance against the securities reflecting their estimated fair value of $1.7 million. During 1995, certain assets of Regal have been liquidated at or above the estimates established in 1994 and the Company continues to expect to recover the $1.7 million carrying value of its investment that is included in Investments and advances. To date, no asset distributions have been made by Regal. The Company expects distributions to begin no sooner than the fourth quarter of 1995 and to continue into 1996.

5.       LONG-TERM DEBT

         In April 1995, the Company and the lenders under its five-year $80 million unsecured Credit Facility ("Credit Facility") amended the applicable agreements to, among other things, ease the requirements in certain financial covenants, increase the interest rate payable by the Company under certain circumstances and require the lenders initial consent for certain investments and acquisitions.

         As of July 1, 1995 the Company was not in compliance with several financial covenants under its Credit Facility but obtained a waiver through August 31, 1995. The Company has received a commitment letter from its lenders to amend the credit agreement which will reduce the Credit Facility from $80 million to $60 million, grant to the lenders a security interest in certain assets of the Company, including accounts receivable, customer mailing lists and certain equipment, and will have an interest rate ranging from one half of one percent to two percent over LIBOR or the lenders' base rate, depending on certain financial ratios, and will be in effect through September 1, 1997. The Company anticipates executing such amendment in the next several weeks. The amended agreement will require the Company to maintain, as defined, a minimum fixed charge coverage ratio, a minimum tangible net worth, a maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization and profitability requirements, beginning with the third quarter of 1995, whereby the Company shall not incur net losses in excess of $1 million in any quarter or net losses for any two consecutive quarters. The commitment letter is subject to the satisfaction of various conditions including negotiation and execution of definitive agreements.

         As of July 1, 1995, the Company was also not in compliance with several of the financial covenants under the 9.25% Senior Subordinated Notes due 1998 ("9.25% Notes") for which it has received a waiver through August 31, 1995. In order for the Company's lenders under the Credit Facility to obtain a security interest in certain assets of the Company, as mentioned above, the approval of the holder of the 9.25% Notes was required. Such holder refused to grant such approval on terms that were satisfactory to the Company and its senior lenders and directed the Trustee under the 9.25% Notes to send the Company notice of default which would take effect upon the expiration of the waiver period. As of July 1, 1995, there were $14,000,000 aggregate principal amount of 9.25% Notes outstanding.

         The Company is negotiating a letter of intent with the holder of the Notes under which the holder of the Notes would receive an option to put the Notes at par plus accrued interest to NAR Group Limited ("NAR"), a British Virgin Islands corporation which owns 53% of the outstanding common stock of the Company, if the Notes have not been refinanced by the Company or purchased by a third party located by the Company by December 15, 1995. NAR would be granted an option to acquire the Notes at par plus accrued interest from the holder at any time on or prior to December 15, 1995. The Company has agreed to pay to NAR a fee of $105,000 upon the signing of the put and call agreement with the holder of the 9.25% Notes and a fee of 1.5% of the outstanding principal amount of the 9.25% Notes upon the funding of the put or call together with any and all expenses incurred by NAR in performing its obligation under the put or call. The Company has also agreed to indemnify NAR against any and all claims or losses asserted against it or incurred by it relating to the transaction contemplated by the Letter of Intent. The holder of the 9.25% Notes has requested that the amendments and agreements be documented in a fashion acceptable to such holder no later than August 30, 1995. If such documentation cannot be completed, or negotiations are not satisfactorily concluded, and if the Trustee accelerates the 9.25% Notes, the Company has received a commitment letter from NAR, such that NAR has agreed to purchase a note from the Company at par plus accrued interest on substantially equivalent terms as the 9.25% Notes, the proceeds of which will be used by the Company to repay the 9.25% Notes. NAR would receive the same fees referred to above for purchasing such note from the Company.

6.       INCOME TAXES

         At July 1, 1995, the Company has a net deferred tax asset of $15 million, including a deferred tax asset valuation allowance of approximately $44 million, which was recorded in prior years relating to the realization of certain net operating loss carryforwards ("NOLs"). At July 1, 1995, the Company had $148 million of NOLs. Realization of the future tax benefits associated with the NOLs is dependent on the Company's ability to generate taxable income within the carryforward period and the periods in which net temporary differences reverse. Future levels of operating income and taxable income are dependent upon general economic conditions, competitive pressures on sales and margins, postal and other delivery rates, and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of all of the NOLs and reversals of temporary differences.

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

                                                                          13 WEEKS ENDED                26 WEEKS ENDED
                                                                          --------------                --------------
                                                                      JULY 2,          JULY 1,        JULY 2,      JULY 1,
                                                                       1994             1995           1994         1995
                                                                      ------           ------         ------       ------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . .             100.0%           100.0%         100.0%       100.0%
Cost of sales and operating expenses  . . . . . . . . . .              62.1              65.5          63.0         65.0
Selling expenses  . . . . . . . . . . . . . . . . . . . .              26.5              28.0          25.5         28.3
General and administrative expenses . . . . . . . . . . .               9.2               9.7           9.2          9.5
Income (loss) from operations . . . . . . . . . . . . . .               2.2              (3.3)          2.3         (2.8)
Interest expense, net . . . . . . . . . . . . . . . . . .                .4                .7            .5           .5
Net income (loss) . . . . . . . . . . . . . . . . . . . .               1.5              (4.1)          1.6         (3.4)

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JULY 1, 1995 COMPARED WITH THIRTEEN WEEKS ENDED JULY 2,
1994.

         Net Income (Loss). The Company reported a net loss of $(7.5) million or $(.08) per share for the quarter ended July 1, 1995 compared to net income of $2.8 million or $.03 per share in the same period last year.

         The net loss was primarily the result of the impact of postage rate increases at the beginning of 1995, substantial paper price increases that began in the fourth quarter of 1994 and continued into 1995, and a weak retail environment. The Company decided to discontinue four poorly performing catalogs which could not meet these cost challenges. These catalogs generated losses of $<6.2> million in the quarter, including a charge of approximately $4.0 million representing the estimated costs to liquidate inventory and severance. In addition, the Company has incurred costs in connection with the consolidation of facilities into its new Roanoke, Virginia fulfillment center and in closing duplicate facilities. To address these issues, the Company has reduced circulation of its summer catalogs by 9% and has implemented a cost reduction program that has reduced the Company's workforce by 9%.

         Revenues. Revenues decreased slightly in the quarter ended July 1, 1995 to $183 million from $185 million for the same period in 1994. The decline in revenues was a result of a weak retail environment and a planned reduction in the number of catalogs mailed. The Company discontinued four poorly performing catalogs in 1995 which had $9 million of revenues in the second quarter of 1995 compared to $13 million of revenues in the same period in 1994.

         The Company generated a 9% decrease in revenues from catalogs excluding acquisitions in 1995, partially offset by revenues of $14 million from Improvements, The Safety Zone and Austad's ("1995 acquisitions") which were acquired in the first half of 1995. Non-Apparel catalog revenues, including the 1995 acquisitions, decreased 1% while Apparel catalog revenues decreased 3%.

         Operating Costs and Expenses. Cost of sales and operating expenses increased to 65.5% of revenues in the second quarter of 1995 compared to 62.1% for the same period in 1994. An improvement in gross margins from continuing catalogs in 1995 was offset by significant markdowns representing estimated costs to liquidate the inventory of the discontinued catalogs. Operating costs were also increased by the cost of temporarily operating out of multiple distribution facilities and an additional $2.6 million in postage costs as a result of the 18% rate increase by the United States Postal Service for the delivery of customer packages.

         Selling expenses increased to 28.0% of revenues in the second quarter of 1995 from 26.5% of revenues for the same period in 1994 due to a 14% increase in postage rates for the mailing of catalogs to customers and increases in paper prices up to 50% higher than prices paid in the second quarter of 1994. These increases resulted in approximately $5.0 million of additional costs in the second quarter of 1995. To address these price increases, the Company's existing catalogs' circulation was 19% lower for the summer 1995 season compared to the summer 1994 season. Including the 1995 acquisitions, the Company mailed approximately 101 million catalogs for the summer 1995 season, a decrease of 9% from 1994.

         General and administrative expenses increased to 9.7% of revenues from 9.2% in the same period in 1994. Total expenses increased $.8 million, or 5%, from 1994 to 1995, primarily as a result of $1.2 million of expenses from the 1995 acquisitions, including $.1 million of amortization of goodwill and customer mailing lists, and $.2 million of severance costs. These increases were partially offset by expense reductions from the Company's cost reduction program.

         Income (Loss) from Operations. The Company recorded a loss from operations of $(6.0) million in the second quarter of 1995, or (3.3)% of revenues, compared to income from operations of $4.1 million for the same period in 1994, or 2.2% of revenues. The four discontinued catalogs generated a loss of $(6.2) million in the second quarter of 1995, compared to a loss of $(.8) million in 1994.

         The Non-Apparel group's results of operations decreased $4.7 million from income of $3.3 million in the second quarter of 1994 to a loss of $(1.4) million in 1995 due primarily to the cost increases mentioned above. The Company has discontinued the Mature Wisdom catalog (which had 1994 full year revenues of $14 million and a 1995 second quarter loss of $(.6) million).

         The Apparel group's results of operations decreased $5.5 million from income of $1.3 million in the second quarter of 1994 to a loss of $(4.2) million for the same period in 1995. The Men's Apparel catalogs generated $1.3 million of income from operations in the second quarter of 1995 compared to income of $.9 million in the second quarter of 1994 as customer demand has remained strong in 1995. The Women's Apparel catalogs generated a loss from operations of $(5.5) million in the second quarter of 1995 compared with income of $.5 million in the same period in 1994. The loss in 1995 includes $(5.6) million of losses from three catalogs, Essence by Mail, Simply Tops and One 212, which are being discontinued after their summer 1995 mailings. These catalogs had combined revenues of $40 million for the full year 1994.

         The 1995 acquisitions generated $.3 million of income from operations in the second quarter of 1995. The Company's agreement with Sears generated $.6 million of income in the second quarter of 1995, which is consistent with the same period in 1994.

         Interest Expense, Net. Interest expense, net increased from $.7 million in the second quarter of 1994 to $1.2 million in the second quarter of 1995 due to increased borrowings for working capital requirements, capital expenditures and acquisitions.

         Other Expense. Other expense of $.5 million in the second quarter of 1994 represents the charge for the loss on the Company's unsecured loan to BPC.

         Income Taxes. The Company believes that the net deferred tax asset of $15 million that was recorded in prior years represents a reasonable, conservative estimate of the future utilization of the tax NOLs and the Company will continue to evaluate the likelihood of future profit and the necessity of future adjustments to the deferred tax asset valuation allowance. The Federal income tax provision of $1.2 million for the quarter ended July 2, 1994 was offset by the utilization of certain NOLs. The Company recorded a state tax provision of $.3 million and $.1 million in the second quarters of 1995 and 1994, respectively.

TWENTY-SIX WEEKS ENDED JULY 1, 1995 COMPARED WITH TWENTY-SIX WEEKS ENDED JULY 2, 1994.

         Net Income (Loss). The Company reported a net loss of $(12.4) million or $(.13) per share for the twenty-six weeks ended July 1, 1995 compared to net income of $6.0 million or $.06 per share in the same period last year.

         The net loss was primarily the result of the impact of the postage rate increases at the beginning of 1995, substantial paper prices increases that began in the fourth quarter of 1994 and continued into 1995, and a weak retail environment. The Company discontinued four poorly performing catalogs which could not meet these cost challenges. These catalogs generated losses of $<8.9> million in the first half of 1995, including a charge of approximately $4.0 million representing the estimated costs to liquidate the inventory and severance. In addition, the Company has incurred costs in connection with the consolidation of facilities into its new Roanoke, Virginia fulfillment center and operating duplicate facilities resulting in $1.7 million of costs that will not be incurred in the second half of 1995. To address these issues, during the first quarter of 1995, the Company began reducing catalog circulation and implemented a cost reduction program that has reduced the Company's personnel by 9%.

         Revenues. Revenues decreased slightly in the twenty-six weeks ended July 1, 1995 to $359 million from $364 million for the same period in 1994.
The decline in revenues was a result of a weak retail environment and a planned reduction in the number of catalogs mailed. The Company discontinued four poorly performing catalogs in 1995 which had $20 million of revenues in the first half of 1995 compared to $27 million of revenues in the same period of 1994.

         The lower revenues in 1995 were primarily the result of an 8% decrease in revenues from catalogs excluding the 1995 acquisitions, partially offset by revenues of $24 million from the 1995 acquisitions. Non-Apparel catalog revenues, including the 1995 acquisitions, decreased 1% while Apparel catalog revenues decreased 4%.

         Operating Costs and Expenses. Cost of sales and operating expenses increased to 65.0% of revenues in the first half of 1995 compared to 63.0% for the same period in 1994. Overall gross margins improved slightly in 1995, even though the Company absorbed significant markdowns representing the estimated cost to liquidate the inventory of the discontinued catalogs. This improvement was offset by the cost of temporarily operating out of multiple facilities and an additional $5.2 million in postage costs as a result of the 18% rate increase by the United States Postal Service for the delivery of customer packages.

         Selling expenses increased to 28.3% of revenues in the twenty-six weeks ended July 1, 1995 from 25.5% of revenues for the same period in 1994 due to a 14% increase in postage rates for the mailing of catalogs to customers and increases in paper prices up to 50% higher than prices paid in the same period of 1994. These increases resulted in approximately $8.0 million of additional costs in the first half of 1995. To address these price increases, the Company's catalogs' circulation, excluding 1995 acquisitions, was 12% lower for the spring and summer 1995 seasons than for the same seasons in 1994. Including the 1995 acquisitions, the Company mailed approximately 211 million catalogs for the spring and summer 1995 seasons, an increase of only 1% from 1994.

         General and administrative expenses were 9.5% of revenues in the first half of 1995 compared to 9.2% is the same period in 1994. Total expenses increased $.8 million, or 2%, from 1994 to 1995, primarily as a result of $1.7 million of expenses from the 1995 acquisitions, including $.2 million of amortization of goodwill and customer mailing lists, and $.6 million of severance costs. The expense increases were partially offset by expense reductions from the Company's cost reduction programs.

         Income (Loss) from Operations. The Company recorded a loss from operations of $(10.1) million in the twenty-six weeks ended July 1, 1995, or (2.8)% of revenues, compared to income from operations of $8.4 million for the same period in 1994, or 2.3% of revenues. The four discontinued catalogs generated a loss of $(8.9) million in the first half of 1995 compared to a loss of $(1.2) million in 1994.

         The Non-Apparel group's results of operations decreased $11.7 million from income of $9.4 million in the first half of 1994 to a loss of $(2.3) in 1995 due primarily to the cost increases mentioned above. The group was operating out of multiple distribution facilities in the first half of 1995 (Roanoke, VA and Hanover, PA). The Company discontinued the Mature Wisdom catalog (which had 1994 full year revenues of $14 million and a 1995 first half loss of $(1.0) million).

         The Apparel Group's results of operations decreased $7.3 million from income of $.9 million in the first half of 1994 to a loss of $(6.4) million for the same period in 1995. The Men's Apparel catalogs generated $1.7 million of income from operations in the first half of 1995 compared to income of $1.0 million in the same period of 1994 as customer demand has remained strong and margins have improved in 1995. The Women's Apparel catalogs generated a loss from operations of $(8.1) million in the first half of 1995 compared with a loss of $(.1) million for the same period in 1994. The loss in 1995 includes $(7.9) million of losses from three catalogs in the group, Essence by Mail, Simply Tops and One 212, which are being discontinued after their summer 1995 mailings. These catalogs had combined revenues of $40 million for the full year 1994.

         The 1995 acquisitions generated $.7 million of income from operations in the twenty-six weeks ended July 1, 1995. The Company's agreement with Sears generated $1.4 million of income in the twenty- six weeks ended July 1, 1995, which is consistent with the same period in 1994.

         Interest Expense, Net. Interest expense, net decreased slightly from $2.0 million in the first half of 1994 to $1.9 million in the first half of 1995 due to reduced borrowing costs related to the credit facility entered into in the fourth quarter of 1994 offset by higher levels of borrowings in 1995 to fund operating losses.

         Other Expense. Other expense of $.2 million for the twenty-six weeks ended July 2, 1994 represents the charge for the loss on the Company's unsecured loan to BPC, partially offset by a gain on the sale of securities.

         Income Taxes. The Company believes that the net deferred tax asset of $15 million that was recorded in prior years represents a reasonable, conservative estimate of the future utilization of the tax NOLs and the Company will continue to evaluate the likelihood of future profit and the necessity of future adjustments to the deferred tax asset valuation allowance. The Federal income tax provision of $2.2 million for the twenty-six weeks ended July 2, 1994 was offset by the utilization of certain NOLs. The Company recorded a state tax provision of $.4 million and $.3 million in the twenty-six weeks ended July 1, 1995 and July 2, 1994, respectively.

         Shareholders' Equity. The number of shares of Common Stock outstanding increased by 87,786 in 1995 due to shares issued in connection with the Company's equity incentive plans, net of forfeitures. At July 1, 1995, there were 92,825,626 shares of Common Stock outstanding compared to 92,737,840 shares outstanding at December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

         Working Capital. At July 1, 1995, the Company had $10.6 million in cash and cash equivalents, compared to $24.1 million at December 31, 1994. The $13.5 million decrease in cash and cash equivalents resulted from $14.3 million of infrastructure investments, the payment of $13.4 million for the acquisitions of Leichtung ($1.2 million of the purchase price of Leichtung was paid in 1994) and Austad's, $3 million loaned to Tiger as discussed in Note 4 to the Condensed Consolidated Financial Statements and the use of $11.2 million of cash in operations, offset by $29.0 million of additional borrowings under the Credit Facility. The $11.2 million of cash used in operations in the first half of 1995 was primarily to fund operating losses. Working capital and the current ratio were $49.5 million and 1.43 to 1 at July 1, 1995 versus $58.5 million and 1.51 to 1 at December 31, 1994.

         Infrastructure Investments. In 1994, the Company substantially completed the construction of its fulfillment center in Roanoke, Virginia.
The Company began partial shipping and receiving activities at the facility in the first quarter of 1995 and performed significant testing of the systems in the second quarter. The Company anticipates that the facility will be fully operational for the holiday 1995 selling season. The Company's operating margins were negatively impacted in the first half of 1995 as it incurred approximately $1.7 million of costs in connection with the start-up and relocation of distribution activities to the Roanoke facility and the operation of several small duplicate distribution facilities which were closed in the first half of 1995.

         The Company is continuing its management information systems upgrade project and has spent a total of $11.1 million through July 1995, including $2.0 million in 1995. As of August 1, 1995, three of the Company's catalogs were on line with the new system and the Company expects to roll out the system to the rest of its catalogs beginning in August 1995 and continuing through early 1996. The Company expects to continue to incur certain duplicate system costs during 1995 as it transitions to the new computer system.

         Financing. In the first half of 1995, the Company borrowed $10 million under the 15 year term loan portion of the Credit Facility and borrowed an additional $19 million under the revolving portion of the Credit Facility. The Company has made significant infrastructural investments and does not anticipate significant future cash outlays for such purposes, which is expected to result in improved cash flows and financial position in the second half of 1995.

         The Company believes that after the expected amendment of its Credit Facility, as discussed in Note 5 to the Condensed Consolidated Financial Statements, it will have sufficient capital to support its operating activities. However, the amended Credit Facility will increase the Company's financing costs.

         Effects of Inflation. The Company normally experiences increased cost of sales and operating expenses as a result of the general rate of inflation in the economy. Operating margins are generally maintained through selective price increases where market conditions permit. The Company's inventory is mail order merchandise which undergoes sufficiently high turnover so that the cost of goods sold approximates replacement cost. Because sales are not dependent upon a particular supplier or product brand, the Company can adjust product mix to mitigate the effects of inflation on its overall merchandise base.

         Paper and Postage. The Company mails its catalogs and ships most of its merchandise through the United States Postal Service ("USPS"), with catalog mailing and product shipment expenses representing approximately 16% of revenues in 1994. In January 1995, the USPS increased postage rates by approximately 14% to 18%. The Company is also experiencing record price increases in 1995 for paper that is used in the production of its catalogs and expects these price increases to continue. The increase in paper prices have increased the Company's costs by approximately $3.5 million in the first half of 1995 and the increase in catalog and parcel postage rates have increased costs by approximately $9.7 million in the same period. These cost increases and the duplicate costs associated with the consolidation of the distribution facilities and the transition to the new management information system discussed previously have adversely impacted the Company's margins and earnings in the first half of 1995 and the Company is attempting to mitigate their impact on the second half of the year although there can be no assurance of this.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

                 On May 23, 1995, the United States District Court for the District of New Jersey dismissed, with prejudice, the complaint filed by Veronica Zucker, an individual who purchased shares of Common Stock of the Company in the Company's public offering completed on April 7, 1994. The complaint, which was purported to be filed on behalf of a class of all persons who purchased the Common Stock of the Company in the public offering or thereafter through and including August 15, 1994, sought to recover money damages the class had allegedly suffered as a result of certain false and misleading material misstatements contained in the Company's public offering prospectus dated March 30, 1994. The District Court dismissed the plaintiff's claim, with prejudice, for failure to state a claim upon which relief could be granted. On June 22, 1995, plaintiff filed a notice of appeal of the May 23, 1995 decision to the United States Court of Appeal for the Third Circuit. The Company and its directors and executive officers will continue to defend the matter vigorously.

Item 4.    Submission of Matters to a Vote of Security Holders

                 On June 22, 1995 the Company held its 1995 Annual Meeting of Shareholders. The matters acted upon at the meeting were:

         (1) The election of all 11 members of the Board of Directors, including Ralph Destino, J. David Hakman, S. Lee Kling, Theodore H. Kruttschnitt, Jeffrey Laikind, Elizabeth Valk Long, Edmund R. Manwell, Alan G. Quasha, Jack E. Rosenfeld, Geraldine Stutz and Robert F. Wright, to serve until the 1996 Annual Meeting of Shareholders (and until their successors have been duly elected and qualified), with a minimum vote for each director of 83,893,687 shares in favor, 1,120,452 shares against, and no shares abstaining; and

         (2) The ratification and approval of the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 30, 1995, with 84,781,667 shares in favor, 141,127 shares against, and 91,345 shares abstaining.

Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibit 27 - Financial Data Schedule (EDGAR filing only).

(b) Reports on Form 8-K - The Company filed one Current Report on Form 8-K, dated May 25, 1995, reporting the acquisition of 67.5% of the outstanding capital stock of Austad Holdings, Inc. pursuant to Item 2 of such form and filing financial statements for the years ended December 31, 1994 and 1993 and the periods ended March 31, 1995 and 1994 (unaudited) for The Austad Company, the business acquired, together with certain pro forma financial statements for the year ended December 31, 1994 and the three months ended April 1, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   HANOVER DIRECT, INC.
                                            ------------------------------------
                                                        Registrant


                                            /s/Wayne P. Garten
                                            ------------------------------------
                                             Wayne P. Garten
                                             Executive Vice President and
                                             Chief Financial Officer
                                             on behalf of the Registrant and as
                                             principal financial officer)


August 14, 1995

                                EXHIBIT INDEX


                    Exhibit 27  -  Financial Data Schedule