Form 10-Q
period 1995-09-30
HANOVER DIRECT INC
filed 1995-11-14
CIK 320333

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1995
                                               ------------------

                         Commission file number 1-12082


                              HANOVER DIRECT, INC.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                              13-0853260
           -------------                --------------------------------
      (State of incorporation)          (IRS Employer Identification No.)

1500 HARBOR BOULEVARD, WEEHAWKEN, NEW JERSEY          07087
--------------------------------------------         --------
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


Common stock, par value $.66-2/3 per share: 93,466,114 shares outstanding as of November 10, 1995.

                              HANOVER DIRECT, INC.

                                   FORM 10-Q

                               SEPTEMBER 30, 1995

                                     INDEX


Part I - Financial Information                                                                       Page
                                                                                                     ----

 Item 1.  Financial Statements
    Condensed Consolidated Balance Sheets - December 31, 1994 and September 30, 1995  . . . . . . .    3

    Condensed Consolidated Statements of Income (Loss) - thirteen and thirty-nine weeks ended
      October 1, 1994 and September 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

    Condensed Consolidated Statements of Cash Flows - thirty-nine weeks ended October 1, 1994
      and September 30, 1995.   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6

    Notes to Condensed Consolidated Financial Statements for the thirteen and thirty-nine weeks
    ended October 1, 1994 and September 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . .    8

 Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition
    and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13


Part II  -  Other Information

 Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

 Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19


 Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1994 AND SEPTEMBER 30, 1995
(UNAUDITED)

                                                       DECEMBER 31,    SEPTEMBER 30,
                                                          1994             1995
                                                       ------------    -------------
                                                              (IN THOUSANDS)
ASSETS
Current Assets:
 Cash and cash equivalents                               $ 24,053      $  7,689
 Accounts receivable, net                                  25,247        17,019
 Inventories                                               83,653        91,721
 Prepaid catalog costs                                     33,725        40,895
 Deferred tax asset, net                                    3,200         3,200
 Other current assets                                       2,658         3,877
                                                         --------      --------

                       Total Current Assets               172,536       164,401
                                                         --------      --------

 Property and Equipment, at cost
  Land                                                      1,917         4,750
  Buildings and building improvements                       7,994        20,135
  Leasehold improvements                                    6,807        14,714
  Furniture, fixtures and equipment                        24,103        39,335
  Construction in progress                                 22,556         4,972
                                                         --------      --------
                                                           63,377        83,906

Accumulated depreciation and amortization                 (19,708)      (24,003)
                                                         --------      --------
                       Net Property and Equipment          43,669        59,903
                                                         --------      --------

Goodwill, net                                              19,026        32,468
Investments and advances                                    6,000         2,674
Deferred tax asset, net                                    11,800        11,800
Other assets, net                                           9,215        12,672
                                                         --------      --------

                       Total Assets                      $262,246      $283,918
                                                         ========      ========





See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
AS OF DECEMBER 31, 1994 AND SEPTEMBER 30, 1995
(UNAUDITED)

                                                                      DECEMBER 31,    SEPTEMBER 30,
                                                                         1994            1995
                                                                      ------------    -------------
                                                                     (IN THOUSANDS, EXCEPT SHARE
                                                                        AND PER SHARE AMOUNTS)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Current portion of long-term debt and capital lease obligations        $     812      $   4,755
 Accounts payable                                                          89,366         83,951
 Accrued liabilities                                                       20,215         22,988
 Customer prepayments and credits                                           3,642          6,545
                                                                        ---------      ---------
                       Total Current Liabilities                          114,035        118,239
                                                                        ---------      ---------

Noncurrent Liabilities:
 Long-term debt                                                            35,907         67,485
 Capital lease obligations                                                  1,196          2,238
 Other                                                                      1,383          2,130
                                                                        ---------      ---------
                       Total Noncurrent Liabilities                        38,486         71,853
                                                                        ---------      ---------
                       Total Liabilities                                  152,521        190,092
                                                                        ---------      ---------

Commitments and Contingencies

Shareholders' Equity:

6% Series A Preferred Stock, convertible, $.01 par value, authorized
 5,000,000 shares; issued 156,600 shares in 1994 and 78,300 shares
 in 1995                                                                    1,589            783
Series B Preferred Stock, convertible, $.01 par value, authorized and
 issued 634,900 shares in 1995                                               -             5,502
Common Stock, $.66 2/3 par value, authorized 150,000,000
 shares; issued 92,978,234 shares in 1994 and 93,706,508
 shares in 1995                                                            61,985         62,470
Capital in excess of par value                                            253,210        254,281
Accumulated deficit                                                      (201,102)      (223,251)
                                                                        ---------      ---------
                                                                          115,682         99,785

Less:
 Treasury stock, at cost (1,157,061 shares in 1994 and 1995)               (3,345)        (3,345)
 Notes receivable from sale of Common Stock                                (1,912)        (2,167)
 Deferred compensation                                                       (700)          (447)
                                                                        ---------      ---------
                       Total Shareholders' Equity                         109,725         93,826
                                                                        ---------      ---------

                       Total Liabilities and Shareholders' Equity       $ 262,246      $ 283,918
                                                                        =========      =========


See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

                                                                    13 WEEKS ENDED             39 WEEKS ENDED
                                                            --------------------------    ----------------------------
                                                                OCTOBER 1,  SEPTEMBER 30,  OCTOBER 1,    SEPTEMBER 30,
                                                                  1994         1995           1994            1995
                                                            -----------    -----------    -----------     ------------
                                                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
REVENUES                                                    $   178,282    $   169,175     $   542,621     $   528,540
Operating costs and expenses:
 Cost of sales and operating expenses                           115,875        114,890         345,029         348,348
 Selling expenses                                                44,951         42,380         137,755         144,212
 General and administrative expenses
                                                                 16,147         17,947          50,124          52,156
                                                            -----------    -----------     -----------     -----------
                                                                176,973        175,217         532,908         544,716
                                                            -----------    -----------     -----------     -----------
INCOME (LOSS) FROM OPERATIONS                                     1,309         (6,042)          9,713         (16,176)
                                                            -----------    -----------     -----------     -----------
 Interest expense                                                  (674)        (1,542)         (2,893)         (3,680)
 Interest income                                                    291            135             529             418
 Other expense                                                     (270)           -              (445)            -
                                                            -----------    -----------     -----------     -----------
                                                                   (653)        (1,407)         (2,809)         (3,262)
                                                            -----------    -----------     -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM            656         (7,449)          6,904         (19,438)
Income tax provision                                                (16)          (300)           (276)           (703)
                                                            -----------    -----------     -----------     -----------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                         640         (7,749)          6,628         (20,141)

Extraordinary loss-early extinguishment of debt                     -           (1,837)            -            (1,837)
                                                            -----------    -----------     -----------     -----------
NET INCOME (LOSS)                                                   640         (9,586)          6,628         (21,978)

Preferred stock dividends and accretion                             (41)           (66)           (112)           (171)
                                                            -----------    -----------     -----------     -----------

Net income (loss) applicable to common shareholders         $       599    $    (9,652)    $     6,516     $   (22,149)
                                                            ===========    ===========     ===========     ===========

Net income (loss) per share:
Earnings (loss) before extraordinary item                   $      0.01    $     (0.08)    $      0.07     $     (0.22)
Extraordinary item - debt refinancing costs                         -            (0.02)            -             (0.02)
                                                            -----------    -----------     -----------     -----------
Net income (loss) per share                                 $      0.01    $     (0.10)    $      0.07     $     (0.24)
                                                            ===========    ===========     ===========     ===========

Weighted average shares outstanding                          94,931,058     93,005,117      92,744,287      92,880,477
                                                            ===========    ===========     ===========     ===========

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                         39 WEEKS ENDED
                                                                     -------------------------
                                                                     OCTOBER 1,  SEPTEMBER 30,
                                                                       1994          1995
                                                                     --------     ------------
                                                                         (IN THOUSANDS)
Cash flows from operating activities:
 NET INCOME (LOSS)                                                   $  6,628     $(21,978)
 Adjustments to reconcile net income (loss) to net cash used by operating activities:
 Depreciation and amortization                                          4,478        7,224
 Extraordinary loss - early extinguishment of debt                        -          1,837
 Equity in losses of affiliates                                           790          -
 Changes in assets and liabilities
 Accounts receivable                                                   (2,816)       9,999
 Inventories                                                           (3,567)       5,290
 Prepaid catalog costs                                                (16,233)      (3,599)
 Other assets                                                            (988)        (565)
 Accounts payable                                                        (934)     (15,411)
 Accrued liabilities                                                   (1,239)      (2,049)
 Customer prepayments and credits                                      (1,649)       2,532
                                                                      -------      -------
NET CASH (USED) BY OPERATING ACTIVITIES                               (15,530)     (16,720)
                                                                      -------      -------

Cash flows from investing activities:
 Acquisitions of property                                             (12,267)     (14,928)
 Payments for businesses acquired, net of cash acquired                   -        (13,008)
 Notes receivable and investments with unconsolidated subsidiaries     (7,705)         -
 Other, net                                                            (1,085)      (1,631)
                                                                      -------      -------
NET CASH (USED) BY INVESTING ACTIVITIES                               (21,057)     (29,567)
                                                                      -------      -------


See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)


                                                               39 WEEKS ENDED
                                                           -------------------------
                                                           OCTOBER 1,  SEPTEMBER 30,
                                                              1994         1995
                                                           ----------  -------------
                                                               (IN THOUSANDS)
Cash flows from financing activities:
 Net borrowings under credit facility                           340          30,072
 Payments of long-term debt and capital lease obligations    (6,742)           (575)
 Cash dividends paid on Preferred Stock                        (886)            -
 Proceeds from issuance of Common Stock                      49,087             495
 Other, net                                                     (27)            (69)
                                                            -------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    41,772          29,923
                                                            -------        --------

Net increase (decrease) in cash and cash equivalents          5,185         (16,364)
Cash and cash equivalents at the beginning of the year        2,583          24,053
                                                            -------        --------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD          $ 7,768        $  7,689
                                                            =======        ========
Supplemental cash flow disclosures:

 Interest paid                                              $ 1,992        $  2,547
                                                            =======        ========
 Income taxes paid                                          $   696        $  1,281
                                                            =======        ========

Issuance of Common Stock for notes receivable               $ 1,227        $    678
                                                            =======        ========

Exchange of 6% Preferred Stock for Common Stock             $   783        $    877
                                                            =======        ========

Acquisition of businesses:
  Fair value of assets acquired                             $   -            40,474
  Fair value of liabilities assumed                             -            22,066
  Preferred stock issued                                        -             5,400
                                                            -------        --------
  Net cash paid                                             $   -          $ 13,008
                                                            =======        ========


See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 1, 1994 AND SEPTEMBER 30,
1995 (UNAUDITED)

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

2.       RETAINED EARNINGS RESTRICTIONS

         The Company is restricted from paying dividends at any time on its Common Stock by the most restrictive debt covenants contained in its debt agreements.

3.       EARNINGS PER SHARE

         Net income per share - Net income per share was computed using the weighted average number of shares outstanding. At October 1, 1994, 5,033,735 warrants and 1,477,412 stock options were considered to be common stock equivalents and are included in the calculations of both primary and fully diluted earnings per share for the quarter and the nine months ended October 1, 1994. Due to the net loss for the quarter and nine months ended September 30, 1995, warrants, stock options and convertible preferred stock are excluded from the calculations of both primary and fully diluted earnings per share.

         Supplemental earnings per share - The following represents the pro forma results of operations for the thirteen weeks and thirty-nine weeks ended October 1, 1994 and the thirty-nine weeks ended September 30, 1995, as if the Leichtung, The Safety Zone and Austad's acquisitions, which were made in the first half of 1995, had occurred at the beginning of each fiscal year (in thousands, except per share data). The pro forma results include the impact of accounting for the acquisitions including amortization of goodwill and customer lists, amortization of the discount related to the Series B Preferred Stock issued to acquire The Safety Zone and interest on the cash used to acquire Leichtung and Austad's.

                            FOR THE THIRTEEN WEEKS ENDED    FOR THE THIRTY-NINE WEEKS ENDED
                                 OCTOBER 1, 1994                    OCTOBER 1, 1994
                            ----------------------------    -------------------------------

                              AS REPORTED  PRO FORMA           AS REPORTED   PRO FORMA
                              -----------  ---------           -----------   ---------
Revenues                       $178,282    $ 195,401             $542,621    $601,938
Net income (loss)              $    640    $    (989)            $  6,628    $  4,351
Net income (loss) per share    $    .01    $    (.01)            $    .07    $    .05

                       FOR THE THIRTY-NINE WEEKS ENDED
                              SEPTEMBER 30, 1995
                       -------------------------------
                       AS REPORTED           PRO FORMA
                       -----------           ---------
Revenues               $ 528,540             $ 548,149
Net (loss)             $ (21,978)            $ (22,027)
Net (loss) per share   $    (.24)            $    (.24)

         The pro forma information does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.

4.       INVESTMENTS AND ACQUISITIONS

         Acquisitions

         Leichtung, Inc. In January 1995, the Company acquired substantially all of the assets of Leichtung, Inc. ("Leichtung"), a direct marketer of wood-working and home improvement tools and related products sold under the Improvements and Leichtung Workshops names, for a purchase price of approximately $12.8 million in cash and the assumption of certain liabilities. The Company has offered the Leichtung Workshops catalog for sale. This acquisition has been accounted for using the purchase method of accounting based on the estimated fair market values of the assets and liabilities acquired and has resulted in the recording of approximately $6.0 million of goodwill and $2.3 million of customer mailing list intangible assets. These estimates are subject
to revision in future periods in 1995.   The Improvements and Leichtung
Workshops catalogs had revenues of approximately $29 million and $12 million for the full year 1994, respectively. The customer service and fulfillment operations of Leichtung will be transferred to the Company's Hanover, Pennsylvania location in the first quarter of 1996. The Company has offered for sale the Leichtung distribution facility in Ohio and such facility is carried at its estimated realizable value.

         The Safety Zone. In February 1995, the Company acquired 80% of the outstanding common stock of Aegis Safety Holdings, Inc. ("Aegis"), publisher of The Safety Zone catalog, through the issuance of 634,900 shares of a newly-created Class B Convertible Preferred Stock ("Series B Stock") of the Company with a stated value of $10 per share. Previously, in September 1993, the Company had acquired 20% of the outstanding common stock of Aegis. Non-cumulative dividends on the Series B Stock will accrue and be paid at 5% per annum during each of the first three years if Aegis attains at least $1 million in earnings before interest and taxes each year. In years four and five, dividends will accrue and be paid at 7% per annum and are not contingent on the achievement of any earnings target. The Series B Stock is convertible at any time, at $6.66 per share, subject to antidilution, at the option of the holder and is convertible at the Company's option if the market value of the Company's Common Stock is greater than $6.66 per share, subject to antidilution, for 20 trading days in any consecutive 30 day trading period or at the holder's option from time to time. If after five years the Series B Stock is not converted, it is mandatorily redeemable, at the Company's option, in cash or for 952,359 shares, subject to antidilution, of the Company's Common Stock provided the market value of the stock is at least $6.33 per share, subject to antidilution. If the market value of the Company's Common Stock does not meet this minimum, the redemption rate is subject to adjustment which would increase the number of shares for which the Series B Stock is redeemed. The Company does not anticipate that dividends will be paid based on the 1995 results to date.

         This investment has been accounted for using the purchase method of accounting based on the fair market values of Aegis' assets and liabilities and the Series B Stock, and has resulted in the recording of approximately $7.1 million of goodwill and $.5 million of customer mailing list intangible assets. The fair value of the Series B Stock, which is based on an independent appraisal, is $.9 million less than the stated value and the discount is being amortized over a five-year period. This amortization is included in Preferred Stock dividends and accretion in the statement of income. The results of operations of Aegis are included in the accompanying statement of income from the date of acquisition. Aegis had revenues of approximately $14 million for the full year 1994.

         Austad's. In May 1995, the Company acquired 67.5% of the outstanding common stock of Austad Holdings, Inc. ("Austad's"), a direct marketer of golf equipment and related apparel and accessories, for a purchase price of $1.8 million in cash. This acquisition has been accounted for using the purchase method of accounting based on the estimated fair market values of the assets and liabilities acquired (including $.4 million in cash) and has resulted in the recording of approximately $1.7 million of goodwill and approximately $1.1 million of customer mailing list intangible assets. The results of operations of Austad's are included in the accompanying statement of income from the date of acquisition. Austad's had revenues of approximately $39 million for the full year 1994. The customer service and fulfillment operations of Austad's will be transferred to the Company's other facilities in the first quarter of 1996. The Company has offered for sale the Austad's warehouse in South Dakota.

         The Company also lent $2.2 million to The Austad Company ("TAC"), a wholly owned subsidiary of Austad's. The loan bears interest at the rate of 10%, is due by May 2000 and is subordinated to certain of Austad's existing bank indebtedness. The Company also provided a $.4 million loan to TAC which bears interest at a fluctuating rate (8.75% through April 1996) and is secured by a second mortgage on TAC's office and warehouse. The $.4 million loan is repayable in the event that either the office and warehouse are sold or the first mortgage on the building is refinanced. TAC has a $5.0 million revolving credit agreement with a bank that expires in February 1996 and is secured by substantially all of TAC's assets with available borrowings based on inventory and receivable balances. The outstanding balance was $3.3 million at September 30, 1995 and $1.7 million was available for borrowing.

         In the event that TAC reaches certain earnings goals in fiscal 1995, the Company is required to contribute up to $2.2 million to Austad's. Such contribution can be in cash or forgiveness of any outstanding indebtedness, including the $2.2 million loan discussed above. It is not anticipated that TAC will reach such earnings goals based on the 1995 results to date.

         Investments and Advances


         Tiger Direct. In February 1995, the Company entered into an agreement to acquire certain securities of Tiger Direct, Inc. ("Tiger"), a direct marketer of computer software, peripherals and CD-ROM hardware and software.
In February 1995, the Company entered into a loan and security agreement with Tiger pursuant to which the Company provided a secured working capital line of credit to Tiger, up to a maximum of $3.0 million, bearing interest at the prime rate plus 2% per annum. A total of $3.0 million was loaned under such loan agreement. In September 1995, due to the continued deterioration of Tiger's financial condition, the Company terminated the securities purchase agreement. The Company sold the loan to a third party and received payment in full for the principal of the loan and interest to the date of sale.

        During the period from February 1995 to September 1995, the Company provided certain services to Tiger and also incurred certain costs related to entering into the loan and security agreement. Under the terms of the agreement, Tiger is required to reimburse the Company for services rendered and costs incurred in entering into the agreement. Such reimbursable costs are carried at their realizable value.

         Boston Publishing Company. In February 1994, the Company acquired a 20% equity interest in Boston Publishing Company ("BPC") and provided secured and unsecured loans to BPC. In August 1994, BPC filed for protection under Chapter 11 of the United States Code. In 1995, the Company received the inventory and rights to the customer mailing list of BPC in payment of a $1.2 million loan. The Company is in the process of liquidating such assets and has written down the assets by $.7 million to their expected net realizable value.

         Regal Communications, Inc. During 1994, the Company invested approximately $2.7 million in convertible debt securities of Regal Communications, Inc. ("Regal"). In September 1994, Regal filed for protection under Chapter 11 of the United States Code. As a result, during 1994, the Company established a valuation allowance against the securities reflecting their estimated fair value of $1.7 million. During 1995, certain assets of Regal have been liquidated at or above the estimates established in 1994 and the Company continues to expect to recover the $1.7 million carrying value of its investment that is included in Investments and advances. To date, no asset distributions have been made by Regal. The Company expects distributions to begin no sooner than the first quarter of 1996.

5.       LONG-TERM DEBT

         As a result of the operating losses that the Company incurred in 1995, the Company was not in compliance with certain financial covenants under its five year $80 million credit facility ("Credit Facility"). In order to obtain waivers to the Credit Facility for these covenant violations, the Company agreed to more restrictive terms with respect to availability (reduced to $55 million), rate, and financial covenants. The Company determined that the terms of a proposed amendment to the Credit Facility were too restrictive and agreed to a waiver through November 15, 1995, when the Company replaced the Credit Facility with a new three year $75 million secured credit facility with Congress Financial Corporation ("Congress Facility").

         The Congress Facility is comprised of a revolving line of credit of up to $65 million and a two year term loan of $10 million. The amount that can be borrowed under the revolving line of credit is based on percentages of eligible inventory and accounts receivable. The revolving line of credit carries an interest rate of 1.25% above CoreStates' prime rate and the term loan carries an interest rate of 1.5% above CoreStates' prime rate. The Congress Facility is secured by all assets of the Company, and the Company is required to maintain a minimum net worth of $80 million, as well as a working capital of $26 million. In addition, the Congress Facility places limitations on the incurrance of additional indebtedness.

         The Company entered into a Repurchase and Option Agreement with the holder of the 9.25% Senior Subordinated Notes due 1998 ("9.25% Notes") on September 29, 1995 under which the holder of the 9.25% Notes received an option to put the 9.25% Notes at par plus accrued interest to Intercontinental Mining & Resources Incorporated ("IMR"), an affiliate of NAR Group Limited ("NAR"), a British Virgin Islands corporation which owns approximately 50% of the outstanding Common Stock of the Company, if the 9.25% Notes had not been refinanced by the Company or purchased by a third party located by the Company by the earlier of the close of business on November 15, 1995 or the refinancing of the indebtedness under the Credit Facility. As of September 30, 1995, there were $14 million aggregate principal amount of 9.25% Notes outstanding. IMR was granted an option to acquire the 9.25% Notes at par plus accrued interest from the holder at any time on or prior to such dates. IMR exercised such option on November 8, 1995 and purchased the Notes on November 13, 1995. The Company paid NAR a fee of $105,000 upon the signing of the Repurchase and Option Agreement and a fee of $210,000 (1.5% of the outstanding principal amount of the 9.25% Notes acquired by IMR) upon the funding of the call as well as all expenses incurred by NAR in performing its obligation under the call. The Company has also agreed to indemnify NAR against any and all claims or losses asserted against it or incurred by it relating to the transactions contemplated by the Repurchase and Option Agreement. The Company also extended by two years the terms of the warrants to purchase 5,033,735 shares held by NAR and IMR through August 1, 1998.

         In connection with IMR's purchase of the 9.25% Notes, the Company and IMR agreed to amend the financial covenants contained in the Indenture relating to the 9.25% Notes and to grant to the Trustee for such 9.25% Notes a second priority security interest in the Company's customer and mailing lists.

         As a result of the replacement of the Credit Facility and the purchase of the 9.25% Notes, the Company wrote off approximately $1.8 million of unamortized debt issuance costs as an extraordinary item due to the early extinguishment of debt.

6.       INCOME TAXES

         At September 30, 1995, the Company had a net deferred tax asset of $15 million, including a deferred tax asset valuation allowance of approximately $47 million, which was recorded in prior years primarily relating to the realization of certain net operating loss carryforwards ("NOLs"). At September 30, 1995, the Company had $158 million of NOLs. Realization of the future tax benefits associated with the NOLs is dependent on the Company's ability to generate taxable income within the carryforward period and the periods in which net temporary differences reverse. Future levels of operating income and taxable income are dependent upon general economic conditions, competitive pressures on sales and margins, postal and other delivery rates, and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of all of the NOLs and reversals of temporary differences.

         In assessing the realizability of the $15 million net deferred tax asset, the Company has considered numerous factors, including its future operating plans and its recent history of operating results (including pre-tax income in 1993 and 1994 as well as the losses incurred to date in 1995). Management believes that the $15 million net deferred tax asset represents a reasonable, conservative estimate of the future utilization of the NOLs and the Company will continue to routinely evaluate the likelihood of future profits and the necessity of future adjustments to the deferred tax asset valuation allowance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth, for the fiscal periods indicated, the percentage relationship to revenues of certain items in the Company's condensed consolidated statements of income.

                                                            13 WEEKS ENDED                            39 WEEKS ENDED
                                                     ------------------------------           -----------------------------
                                                     OCTOBER 1,       SEPTEMBER 30,           OCTOBER 1,      SEPTEMBER 30,
                                                       1994               1995                  1994              1995
                                                     ----------       -------------           ----------      -------------
Revenues  . . . . . . . . . . . . . . . . . . . . .    100.0%            100 .0%              100.0%              100.0%
Cost of sales and operating expenses  . . . . . . .     65.0               67.9                63.6                65.9
Selling expenses  . . . . . . . . . . . . . . . . .     25.2               25.1                25.4                27.3
General and administrative expenses . . . . . . . .      9.1               10.6                 9.2                 9.9
Income (loss) from operations . . . . . . . . . . .       .7               (3.6)                1.8                (3.1)
Interest expense, net . . . . . . . . . . . . . . .       .2                 .8                  .4                  .6
Net income (loss) before extraordinary item . . . .       .4               (4.6)                1.2                (3.8)
Net income (loss) . . . . . . . . . . . . . . . . .       .4               (5.7)                1.2                (4.2)

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 30, 1995 COMPARED WITH THIRTEEN WEEKS ENDED OCTOBER 1, 1994.

         Net Income (Loss). The Company reported a net loss before an extraordinary item of $(7.7) million or $(.08) per share for the quarter ended September 30, 1995 compared to net income of $.6 million or $.01 per share in the same period last year. Including the effect of the extraordinary loss of $(1.8) million for the early extinguishment of debt, the Company reported a net loss of $(9.6) million or $(.10) per share for the quarter ended
September 30, 1995 compared to net income of $.6 million or $.01 per share in the same period last year.

         The net loss was primarily the result of the impact of postage rate increases at the beginning of 1995, substantial paper price increases that began in the fourth quarter of 1994 and continued into 1995, and the weak performance of certain of the Company's catalogs, including Domestications. To address these issues, the Company has discontinued four poorly performing catalogs, reduced circulation, consolidated facilities and reduced the workforce by 10%. In addition, the Company incurred an extraordinary loss of $1.8 million related to the early extinguishment of debt.

         Revenues. Revenues decreased 5% in the quarter ended September 30, 1995 to $169 million from $178 million for the same period in 1994. The decline in revenues was a result of the weak performance of certain of the Company's catalogs, including Domestications, and a planned reduction in the number of catalogs mailed. The Company discontinued four poorly performing catalogs in 1995 which had $6 million of revenues in the third quarter of 1995 compared to $11 million of revenues in the same period in 1994.

         The Company's revenues, excluding revenues from acquisitions in 1995, decreased 16%. This decrease from existing catalogs was partially offset by revenues of $20 million from Improvements, The Safety Zone and Austad's ("1995 acquisitions") which were acquired in the first half of 1995. Non-Apparel catalog revenues, including revenues related to the 1995 acquisitions, decreased 5% while Apparel catalog revenues decreased 7%.

         Operating Costs and Expenses. Cost of sales and operating expenses increased to 67.9% of revenues in the third quarter of 1995 compared to 65.0% for the same period in 1994. The increase was primarily a result of the start-up and transitional costs of opening the new Roanoke fulfillment center and an additional $2.5 million of postage costs as a result of the 18% rate increase by the United States Postal Service for the delivery of customer packages. The increase was also a result of markdowns to liquidate the inventory of the discontinued catalogs and increased promotional activities at other catalogs.

         Selling expenses decreased to 25.1% of revenues in the third quarter of 1995 from 25.2% of revenues for the same period in 1994. Selling expenses for such period reflected a 14% increase in postage rates for the mailing of catalogs to customers and increases in paper prices up to 50% higher than prices paid in the third quarter of 1994. These increases resulted in approximately $6.0 million of additional costs in the third quarter of 1995. The Company reduced the circulation of its existing catalogs by 17% for the fall 1995 season compared to the fall 1994 season. Including the 1995 acquisitions, the Company mailed approximately 66 million catalogs for the fall 1995 season, a decrease of 2% from 1994.

         General and administrative expenses were 10.6% of revenues in the third quarter of 1995 compared to 9.1% in the same period in 1994. Total expenses increased $1.8 million, or 11%, from 1994 to 1995, primarily as a result of $2.1 million of expenses from the 1995 acquisitions, including $.3 million of amortization of goodwill and customer mailing lists. These increases were partially offset by expense reductions from the Company's cost reduction program.

         Income (Loss) from Operations. The Company recorded a loss from operations of $(6.0) million in the third quarter of 1995, or (3.6)% of revenues, compared to income from operations of $1.3 million for the same period in 1994, or .7% of revenues.

         The Non-Apparel group's results of operations decreased $7.7 million, from $3.5 million of income in the third quarter of 1994 to a loss of $(4.2) million in the same period in 1995 due primarily to the decrease in sales and cost increases mentioned above.

         The Apparel group's results of operations improved $1.1 million from a loss of $(1.0) million in the third quarter of 1994 to a income of $.1 million for the same period in 1995. The Men's Apparel catalogs generated $.4 million of income from operations in the third quarter of 1995, unchanged from the third quarter of 1994 as customer demand remained strong in 1995. The Women's Apparel catalogs generated a loss from operations of $(.3) million in the third quarter of 1995 compared with a loss of $(1.4) million in the same period in 1994.

         The 1995 acquisitions generated $.3 million of income from operations in the third quarter of 1995. The Company's agreement with Sears generated $.5 million of income in the third quarter of 1995, which is consistent with the same period in 1994.

         Interest Expense, Net. Interest expense, net increased from $.4 million in the third quarter of 1994 to $1.4 million in the third quarter of 1995 due to increased borrowings for capital expenditures, acquisitions and working capital requirements.

         Income Taxes. In assessing the realizability of the $15 million net deferred tax asset, the Company has considered numerous factors, including its future operating plans and its recent history of operating results (including pre-tax income in 1993 and 1994 as well as the losses incurred to date in
1995).  The

Company believes that the $15 million net deferred tax asset represents a reasonable, conservative estimate of the future utilization of the tax NOLs and the Company will continue to evaluate the likelihood of future profit and the necessity of future adjustments to the deferred tax asset valuation allowance. The Federal income tax provision of $.2 million for the quarter ended October 1, 1994 was offset by the utilization of certain NOLs. The Company recorded a state tax provision of $.3 million in the third quarter of 1995.

THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 1995 COMPARED WITH THIRTY-NINE WEEKS ENDED OCTOBER 1, 1994.

         Net Income (Loss). The Company reported a net loss before an extraordinary loss of $(20.1) million or $(0.22) per share for the nine months ended September 30, 1995 compared to net income of $6.6 million or $.07 per share in the same period last year. Including the effect of the extraordinary loss of $(1.8) million for the early extinguishment of debt, the Company reported a net loss of $(22.0) million or $(.24) per share for the thirty-nine weeks ended September 30, 1995 compared to net income of $6.6 million or $.07 per share in the same period last year.

         The net loss was primarily the result of the impact of the postage rate increases at the beginning of 1995, substantial paper prices increases that began in the fourth quarter of 1994 and continued into 1995, and the weak performance of certain of the Company's catalogs, including Domestications. The Company discontinued four poorly performing catalogs in the second quarter of 1995 which could not meet these cost challenges. These catalogs generated losses of $(9.2) million in the first three quarters of 1995, including a charge of approximately $4.0 million representing the estimated costs to liquidate the inventory and severance. The Company also incurred an extraordinary loss of $1.8 million related to the early extinguishment of debt. In addition, the Company has incurred costs in connection with the consolidation of facilities into its new Roanoke, Virginia fulfillment center and the operation of duplicate facilities resulting in $1.8 million of costs that will not be incurred in the remainder of 1995.

         To address these issues, during the first quarter of 1995, the Company began reducing catalog circulation and implemented a cost reduction program that has reduced the Company's workforce by 10%. In addition, the Company will consolidate additional facilities including the Austad's direct marketing facility in Sioux Falls, South Dakota and the Improvements fulfillment operations in Cleveland, both of which will be relocated to other facilities early next year.

         Revenues. Revenues decreased slightly in the thirty-nine weeks ended September 30, 1995 to $529 million from $543 million for the same period in 1994. The decline in revenues was a result of the weak performance of certain of the Company's catalogs, including Domestications, and a planned reduction in the number of catalogs mailed. The Company discontinued four poorly performing catalogs in 1995 which had $25 million of revenues in the first nine months of 1995 compared to $39 million of revenues in the same period of 1994.

         The lower revenues in 1995 were primarily the result of a $58 million or 11% decrease in revenues from catalogs, excluding the 1995 acquisitions, partially offset by revenues of $44 million from the 1995 acquisitions. Non-Apparel catalog revenues, including the revenues related to the 1995 acquisitions, decreased 2% while Apparel catalog revenues decreased 5%.

         Operating Costs and Expenses. Cost of sales and operating expenses increased to 65.9% of revenues in the first nine months of 1995 compared to 63.6% for the same period in 1994. This increase was primarily the result of temporarily operating out of multiple facilities and start-up and transitional costs of the new Roanoke facility as well as an additional $7.1 million in postage costs as a result of the 18% rate increase by the United States Postal Service for the delivery of customer packages. In addition, the Company absorbed significant markdowns representing the estimated cost to liquidate the inventory of the four discontinued catalogs and increased promotional activities of other catalogs.

         Selling expenses increased to 27.3% of revenues in the thirty-nine weeks ended September 30, 1995 from 25.4% of revenues for the same period in 1994 due to a 14% increase in postage rates for the mailing of catalogs to customers and increases in paper prices up to 50% higher than prices paid in the same period of 1994. These increases resulted in approximately $15.4 million of additional costs in the first nine months of 1995. To address these price increases, the Company's catalog circulation, excluding the 1995 acquisitions, was 14% lower for the spring, summer and fall 1995 seasons than for the same seasons in 1994. Including the 1995 acquisitions, the Company mailed approximately 273 million catalogs for the spring, summer and fall 1995 seasons, a decrease of 1% from the same seasons in 1994.

         General and administrative expenses were 9.9% of revenues in the first nine months of 1995 compared to 9.2% is the same period in 1994. Total expenses increased $2.0 million, or 4%, from 1994 to 1995, primarily as a result of $3.9 million of expenses from the 1995 acquisitions, including $.6 million of amortization of goodwill and customer mailing lists. The expense increases were partially offset by expense reductions from the Company's cost reduction program.

         Income (Loss) from Operations. The Company recorded a loss from operations of $(16.2) million in the thirty-nine weeks ended September 30, 1995, or (3.1)% of revenues, compared to income from operations of $9.7 million for the same period in 1994, or 1.8% of revenues. The four discontinued catalogs generated a loss of $(9.2) million in the first nine months of 1995 compared to a loss of $(2.2) million in 1994.

         The Non-Apparel group's results of operations decreased $19.4 million from income of $12.9 million in the first nine months of 1994 to a loss of $(6.5) million in the same period in 1995 due primarily to the cost increases mentioned above. The Company discontinued the Mature Wisdom catalog (which had 1994 full year revenues of $14 million and a 1995 first nine months loss of $(1.0) million).

         The Apparel Group's results of operations decreased $6.8 million from break-even in the first nine months of 1994 to a loss of $(6.8) million for the same period in 1995. The Men's Apparel catalogs generated $2.0 million of income from operations in the first nine months of 1995 compared to income of $1.4 million in the same period of 1994 as customer demand remained strong.
The Women's Apparel catalogs generated a loss from operations of $(8.8) million in the first nine months of 1995 compared with a loss of $(1.4) million for the same period in 1994. The loss in 1995 includes $(7.8) million of losses from three catalogs in the group, Essence by Mail, Simply Tops and One 212, which were discontinued after their summer 1995 mailings. These catalogs had combined revenues of $40 million for the full year 1994.

         The 1995 acquisitions generated $1.0 million of income from operations in the thirty-nine weeks ended September 30, 1995. The Company's agreement with Sears generated $2.0 million of income in the thirty-nine weeks ended September 30, 1995 compared to income of $1.8 million for the same period in 1994.

         Interest Expense, Net. Interest expense, net increased from $2.4 million in the first nine months of 1994 to $3.3 million in the same period in 1995 due to higher levels of borrowings in 1995 to fund capital expenditures, acquisitions and working capital requirements.

         Income Taxes. In assessing the realizability of the $15 million net deferred tax asset, the Company has considered numerous factors, including its future operating plans and its recent history of operating results (including pre-tax income in 1993 and 1994 as well as the losses incurred to date in
1995). The Company believes that the $15 million net deferred tax asset represents a reasonable, conservative estimate of the future utilization of the tax NOLs and the Company will continue to evaluate the likelihood of future profit and the necessity of future adjustments to the deferred tax asset valuation allowance. The Federal income tax provision of $2.4 million for the thirty-nine weeks ended October 1, 1994 was offset by the utilization of certain NOLs. The Company recorded a state tax provision of $.3 million and $.7 million in the thirty-nine weeks ended September 30, 1995 and October 1, 1994, respectively.

         Shareholders' Equity. The number of shares of Common Stock outstanding increased by 728,274 in 1995 due to shares issued in connection with the conversion of shares of 6% preferred stock and the Company's equity incentive plans, net of forfeitures. At September 30, 1995, there were 93,466,114 shares of Common Stock outstanding compared to 92,737,840 shares outstanding at December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

         Working Capital. At September 30, 1995, the Company had $7.7 million in cash and cash equivalents, compared to $24.1 million at December 31, 1994. The $16.4 million decrease in cash and cash equivalents resulted from $16.6 million of infrastructure investments, the payment of $13.0 million for the acquisitions of Leichtung ($1.2 million of the purchase price of Leichtung was paid in 1994) and Austad's, and the use of $15.3 million of cash in operations, offset by $29.9 million of additional borrowings under the Credit Facility.
The $16.7 million of cash used in operations in the first nine months of 1995 was primarily to fund operating losses. Working capital and the current ratio were $46.2 million and 1.39 to 1 at September 30, 1995 versus $58.5 million and
1.51 to 1 at December 31, 1994.

         Infrastructure Investments. In 1994, the Company substantially completed the construction of its fulfillment center in Roanoke, Virginia.
The Company began partial shipping and receiving activities at the facility in the first quarter of 1995 and performed significant testing of the systems in the second quarter. In September 1995, the Company began fulfilling all Domestication orders through the Roanoke facility. The Company experienced typical inefficiencies and start-up problems that would be anticipated with bringing such a facility into service. The Company anticipates that it will have resolved all start-up and transitional issues at the facility by the holiday 1995 selling season. The Company's operating margins were negatively impacted in the first three quarters of 1995 by these operating inefficiencies associated with the start-up of this facility and the Company also incurred approximately $1.8 million of costs in connection with the start-up and relocation of distribution activities to the Roanoke facility and the operation of several small duplicate distribution facilities which were closed in 1995.

         The Company is continuing its management information systems upgrade project and has spent a total of $12.3 million through September 1995, including $3.2 million in 1995. As of September 30, 1995, four of the Company's catalogs were on line with the new system and the Company expects to roll out the system to the rest of its catalogs through mid 1996. The Company expects to continue to incur certain duplicate system costs during 1995 as it transitions to the new computer system.

         Financing. In the first nine months of 1995, the Company borrowed approximately $29 million under its Credit Facility to meet its cash needs. The Company has made significant infrastructure investments and does not anticipate significant future cash outlays for such purposes. These infrastructure investments are expected to result in improved cash flows for the remainder of 1995 and in 1996.

         As discussed in Note 5 to the Condensed Consolidated Financial Statements, on November 14, 1995 the Company entered into a new $75 million secured credit facility with Congress Financial Corporation to replace its current $55 million, as amended, Credit Facility. The Company believes that the new Congress Facility will provide sufficient capital to support its operating activities.

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

         Paper and Postage. The Company mails its catalogs and ships most of its merchandise through the United States Postal Service ("USPS"), with catalog mailing and product shipment expenses representing approximately 16% of revenues in 1994. In January 1995, the USPS increased postage rates by approximately 14% to 18%. The Company is also experiencing record price increases in 1995 for paper that is used in the production of its catalogs and expects these price increases to continue but at a more moderate rate. The increase in paper prices have increased the Company's costs by approximately $9.3 million in the first nine months of 1995 and the increase in catalog and parcel postage rates have increased costs by approximately $13.2 million in the same period. These cost increases and the duplicate costs associated with the consolidation of the distribution facilities and the transition to the new management information system discussed previously have adversely impacted the Company's margins and earnings in the first nine months of 1995.

PART II - OTHER INFORMATION

Item 5.    Other Information

                 On November 14, 1995, the Company entered into a new 3 year $75 million secured credit facility with Congress Financial Corporation ("Congress Facility"). This facility replaces the Company's unsecured $55 million, as amended, credit facility with the syndicate of banks led by NationsBank of North Carolina, N.A.

                 The Congress Facility is comprised of a revolving line of credit of up to $65 million and a two year term loan of $10 million. The amount that can be borrowed under the revolving line of credit is based on percentages of eligible inventory and accounts receivable. The revolving line of credit carries an interest rate of 1.25% above CoreState's prime rate and the term loan carries an interest rate of 1.5% above CoreState's prime rate. The Congress Facility is secured by all assets of the Company, and the Company is required to maintain a minimum net worth of $80 million, as well as a working capital of $26 million. In addition, the Congress Facility places limitations on the incurrance of additional indebtedness.

Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibit 27 - Financial Data Schedule (EDGAR filing only).

(b) Reports on Form 8-K - There were no reports on Form 8-K filed during the third quarter ended September 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HANOVER DIRECT, INC.
                                        --------------------
                                           Registrant


                                        By: /s/ Wayne P. Garten
                                            -------------------------------
                                        Wayne P. Garten
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (on behalf of the Registrant and as
                                        principal financial officer)


November 14, 1995

                                Exhibit Index


          Exhibit 27 - Financial Data Schedule (EDGAR filing only).