Form 10-K405
period 1995-12-30
HANOVER DIRECT INC
filed 1996-03-29
CIK 320333

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 30, 1995

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

                                                      Name of each exchange
        Title of each class                            on which registered
Common Stock, $.66 2/3 Par Value                     American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:        None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X    NO
                                       --      --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

As of March 21, 1996 the aggregate market value of the voting stock held by non-affiliates of the registrant was $52 million (based on the closing price of the Common Stock on the American Stock Exchange on March 21, 1996).

As of March 21, 1996 the registrant had 93,516,651 shares of Common Stock outstanding.

                           DOCUMENTS INCORPORATED BY REFERENCE

         The Company's definite proxy statement is incorporated into items 10,11,12 and 13 of Part III of this Form 10-K.

                                    P A R T I

ITEM 1. BUSINESS

GENERAL

          Hanover Direct, Inc. (the "Company") is a leading direct specialty retailer that markets via a portfolio of branded specialty catalogs offering home fashions, general merchandise and apparel. The Company's home fashion catalogs include Domestications(R), a leading specialty home textile catalog, and The Company Store(R), an upscale direct marketer of down comforters and other down and related products for the home. The Company also markets Gump's(R), a leading upscale catalog of exclusive gifts, which opened its new retail store in downtown San Francisco in March 1995. The Company also markets via catalogs in the kitchenware market with Colonial Garden Kitchens(R), a specialty catalog featuring work saving and lifestyle enhancing items for the kitchen and home, and Kitchen & Home(R), an upscale kitchen and home product catalog. The Company's apparel catalogs include Tweeds(R), the European inspired women's fashion catalog, and International Male(R), offering unique men's fashions with an international flair.

         In 1995, the Company acquired Improvements(R), a leading do-it-yourself home improvement catalog featuring home aid accessories, the remaining interest in The Safety Zone(R), a direct marketer of safety, prevention and protection products, and Austad's(R), a direct marketer of golf equipment, related apparel and accessories.

         The Company, in connection with its venture with Sears, Roebuck and Co. ("Sears"), mails several versions of its catalogs to the more than 20 million mail order and credit card customers of Sears.

          During 1995, the Company mailed approximately 370 million catalogs. The Company maintains a proprietary customer list currently containing approximately 18 million names of customers (down from 19 million names in 1994) who have made purchases from at least one of the Company's catalogs within the past 36 months. Over 7 million of the names on the list represent customers who have made purchases from at least one of the Company's catalogs within the last 12 months.

         The Company is incorporated in Delaware with its principal executive office at 1500 Harbor Boulevard, Weehawken, New Jersey 07087. The Company's telephone number is (201) 863-7300. NAR Group Limited, a British Virgin Islands corporation (together with its affiliates, "NAR"), owns approximately 53% of the Company's common stock. NAR, a private investment holding company, is a joint venture between the family of Alan G. Quasha, a Director and the Chairman of the Board of the Company, and Compagnie Financiere Richemont A.G., a Swiss public company engaged in luxury goods, tobacco and other businesses. The Company is a successor in interest to The Horn & Hardart Company, a restaurant company founded in 1911, and Hanover House Industries, Inc., founded in 1934.

THE COMPANY'S CATALOGS

         Each of the Company's specialty catalogs targets distinct market segments offering a focused assortment of merchandise designed to meet the needs and preferences of its target customers. Through market research and ongoing testing of new products and concepts, each catalog determines its own merchandise strategy, including the appropriate price points, mailing plans and presentation of its products. The Company is continuing its development of exclusive or private label products for a number of its catalogs, including Domestications, Tweeds, Austad's and The Company Store, to further enhance the brand identity of the catalogs.

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

         The Company's operations are divided into two groups, Non-Apparel and Apparel. Revenues and the percent of total revenues for 1994 and 1995 for each group are set forth below; all revenues are net of returns:

                         1995           1995              1994             1994
                                      Percent of                        Percent of
                       Revenues     Total Revenues      Revenues       Total Revenues
                     ------------   --------------    ------------     --------------
                    (in thousands)                   (in thousands)
NON-
APPAREL                $593,978         79%              $599,333           78%

APPAREL                 155,789         21%               169,551           22%
                       --------        ---               --------           --
  TOTAL
  COMPANY              $749,767        100%              $768,884          100%
                       ========        ===               ========          ===

           As a result of significant losses incurred in 1995 and the future prospects for these catalogs, the Company discontinued six catalogs which generated revenues of $66.0 million and $21.8 million in 1995, and $77.7 million and $40.2 million in 1994 for the Non-Apparel and Apparel groups, respectively. These catalogs lost $10.1 million and $9.9 million in 1995 and $1.3 million and $3.4 million in 1994 for the Non-Apparel and Apparel groups, respectively.

         Non-Apparel Catalogs

         Domestications is a leading specialty home textile catalog and a fashion decorating source book for today's value-oriented and style-conscious consumer. Domestications features sheets, towels, comforters, tablecloths, draperies and other items for the home, and offers coordinated decorating ideas for the home at value prices. Domestications is also mailed to Sears customers under the name Show Place.

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

         Gump's is the well-known San Francisco retailer and a leading upscale catalog marketer of exclusive gifts, specialized housewares and other unique items. In March 1995, the Company completed construction and moved to its new store located in a landmark building in downtown San Francisco.

         Improvements, acquired in January 1995, is a leading do-it-yourself home improvement catalog featuring home improvement accessories. Improvements is also mailed to Sears customers under the name Sears Improvements.

         The Safety Zone, the remaining interest in which was acquired in February 1995, is a direct marketer of safety, protection and prevention products.

         Austad's, acquired in May 1995, is a direct marketer of golf equipment and related apparel and accessories.

         Apparel Catalogs

         Tweeds is a European inspired women's fashion catalog featuring relaxed, cosmopolitan fashions uniquely designed by its in-house staff.

         Silhouettes is a women's fashion catalog featuring every day, workout, special occasion and career fashions for larger sized women.

         International Male is an authority for unique men's fashion with an international flair.

         Undergear is a leader in activewear, workout wear and fashion underwear for men.

          In 1995, the Company discontinued six catalogs, One 212(R), Simply Tops(R), Essence By Mail, Hanover House(R), Mature Wisdom(R) and Tapestry(R).

SEARS

         In January 1994, the Company entered into a licensing agreement with the direct marketing subsidiary of Sears to produce specialty catalogs for the more than 20 million mail order and credit card customers of Sears. The catalogs currently being mailed under the program are based on existing Company catalogs and contain a title page with the Sears name and logo. The specialty catalogs include: Show Place, based on the Domestications catalog, Great Kitchens, based on the Colonial Garden Kitchens catalog, and Sears Improvements, based on the Improvements catalog. From time to time, the Company and Sears will add or delete catalogs to its offerings. In 1995, Beautiful Style, based on Silhouettes, and Right Touch, based on Tapestry, were discontinued. The Sears agreement has an initial three-year term and continues thereafter unless terminated by either party on various grounds, including the Company's failure to meet various operational performance standards. Profits and losses from this licensing agreement are shared between the parties on an equal basis. The Company also issued to Sears a performance warrant to purchase up to 7 million shares of the Company's Common Stock in 1999, at an exercise price of $10.57 per share, subject to certain revenue and profit thresholds. In fiscal 1995, the Company generated revenues of $81 million and operating income of $3 million from this venture.

MARKETING AND DATABASE MANAGEMENT

         The Company maintains one of the largest proprietary customer lists in the industry currently containing approximately 18 million names of customers (down from 19 million names in 1994) who have purchased from one of the Company's catalogs within the past 36 months. The list contains name, gender, residence and historical transaction data. This database is selectively enhanced with demographic, socioeconomic, lifestyle and purchase behavior overlays from other sources.

         The Company utilizes proprietary modeling and sophisticated segmentation analysis, on a catalog by catalog basis, to devise catalog marketing and circulation strategies that are intended to maximize customer contribution by catalog. This analysis is the basis for the Company's determination of which of the Company's catalogs will be mailed and how frequently to a particular customer, as well as the promotional incentive content of the catalog(s) such customer receives.

           The primary source of new customers for the Company's catalogs is lists rented from other mailers and compilers. Prior to mailing to these non-proprietary lists, the lists are edited using statistical segmentation tools to enhance their probable performance. Other sources of new customers include space advertisements and promotional inserts in outbound merchandise packages.

TELEMARKETING

          The Company receives approximately 80% of its orders through its toll-free telephone service which offers customer access seven days per week, 24 hours per day. The Company has created a telephone network to link its three primary telemarketing facilities in Hanover, Pennsylvania, Roanoke, Virginia and LaCrosse, Wisconsin. The Company's telemarketing facilities utilize state-of-the-art telephone switching equipment which enables the Company to route calls between telemarketing centers and thus provide prompt customer service. A satellite telemarketing center is also located in San Diego, California. The Company handled approximately 18 million telephone order calls in 1995.

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

DISTRIBUTION

         The Company operates four distribution centers in three principal locations: two in Roanoke, Virginia for home fashions and apparel, one in Hanover, Pennsylvania for general merchandise including giftware and other hardgoods, and one in LaCrosse, Wisconsin for home fashions. The Company's facilities processed approximately 14 million packages in 1995. The Company's plan to maximize efficiencies in merchandise handling and distribution by consolidating its warehouse and fulfillment centers. In 1995, the Company completed construction of its 530,000 square foot facility site in Roanoke which completed the consolidation of all of Domestications' warehouse and fulfillment operations from several locations into one facility. The Company also concluded the consolidation of its apparel catalogs in 1995 into the Company's Roanoke apparel facility. The consolidation of the fulfillment operations of Gump's from DeSoto, Texas and Improvements' from Cleveland, Ohio to other Company facilities, was also completed in 1995. The relocation of Austad's fulfillment operations from Sioux Falls, South Dakota to other Company facilities will be completed by early 1996. In 1995, the Company incurred operating inefficiencies in the new facilities and operating expenses related to maintaining duplicate facilities.

         The Company mails its catalogs through the United States Postal Service ("USPS") utilizing pre-sort, bulk mail and other discounts. Most of the Company's packages are shipped through the USPS. In January 1995, the USPS increased postage rates by approximately 14% to

18%. Overall, catalog mailing and package shipping costs approximated 18% of the Company's net revenues in 1995. The Company obtains rate discounts from the USPS by automatically weighing each parcel and sorting and trucking packages to a number of USPS drop points throughout the country. Some packages are shipped using a consolidator for less frequently used drop points. The Company utilizes the United Parcel Service, Federal Express and other delivery services.

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

         The Company's telephone telemarketing costs (both inbound and outbound calls) are typically contracted for a three-year period. The Company generally enters into annual agreements for paper and printing with a limited number of suppliers. These agreements permit periodic price increases or decreases based on prevailing market conditions, changes in supplier costs and continuous productivity improvements. For 1995, paper costs approximated 8% of the Company's net revenues.

MANAGEMENT INFORMATION SYSTEMS

         The Company is continuing to upgrade its management information systems by implementing new integrated software and migrating from a centralized mainframe to mid-range mini-computers. The migration of the Company's business applications to mid-range mini-computers is an important part of the Company's overall systems plan which defines the mid and long-term systems and computing strategy for the Company. The Company is continuing to modify and install, on a catalog by catalog basis, these new integrated systems for use in managing all phases of the Company's operations. These systems have been designed to meet the Company's requirements as a high volume publisher of multiple catalogs.

         The new software system is an on-line, real-time system which includes order processing, fulfillment, inventory management, list management and reporting. The software, where implemented, provides the Company with a flexible system that offers data manipulation and in-depth reporting capabilities. The new management information systems are designed to permit the Company to achieve substantial improvements in the way its financial, merchandising, inventory, telemarketing, fulfillment and accounting functions are performed. Until the new system is installed Company-wide, the Company will not achieve the full benefits of the new system. Two catalogs were brought on-line in 1994. The Company brought eight additional catalogs on-line in 1995, and expects to bring the remaining catalogs on-line in 1996. As of December 30, 1995, the Company invested approximately $16 million in such systems. The Company currently estimates that the total cost to install and implement the new systems will be approximately $19 million.

CREDIT MANAGEMENT

         Several of the Company's catalogs, including Domestications, International Male and Gump's, offer their own credit cards. The Company also offers, for use with almost all catalogs, the use of the Hanover Shop At Home credit card. The Company has a five year $75 million credit facility with General Electric Credit Corporation ("GECC") expiring in the year 2000, which provides for the sale and servicing of accounts receivable originating from the Company's revolving credit cards. GECC's servicing responsibilities include credit processing, collections, billing/payment processing, reporting and credit card issuance.

INVENTORY MANAGEMENT

         The Company's inventory management strategy is designed to maintain inventory levels that provide optimum in-stock positions while maximizing inventory turnover rates and minimizing the amount of unsold merchandise at the end of each season. The Company manages inventory levels by monitoring sales and fashion trends, making purchasing adjustments as necessary and by promotional sales. Additionally, the Company sells excess inventory in its special sale catalogs, its outlet stores and to jobbers. Due in part to the transition to new management information systems, the Company is currently operating with different systems which increases the difficulty of optimizing inventory levels.

         The Company acquires products for resale in its catalogs from numerous domestic and foreign vendors. No single source supplied more than 5% of the Company's products in 1995. The Company's vendors are selected based on their ability to reliably meet the Company's production and quality requirements, as well as their financial strength and willingness to meet the Company's needs on an ongoing basis.

RECENT ACQUISITIONS

         Improvements. In January 1995, the Company acquired substantially all of the assets of Leichtung, Inc., the publisher of Improvements, a leading do-it-yourself home improvement catalog, for a total cash purchase price of approximately $12 million and the assumption of certain liabilities. Also included in the purchase were the assets of Leichtung Workshops, a woodworking and hobby catalog, which the Company is currently negotiating to sell.

         The Safety Zone. In February 1995, the Company acquired the remaining 80% of the outstanding common stock it did not already own of Aegis Safety Holdings, Inc., a direct marketer of safety, prevention and protection products through The Safety Zone catalog. The purchase price was approximately $6.3 million, stated value, of the Company's Series B Convertible Additional Preferred Stock.

         Austad's. In May 1995, the Company acquired 67.5% of the outstanding common stock of Austad Holdings, Inc. ("AHI"), a direct marketer of golf equipment and related apparel and accessories, for a purchase price of $1.8 million in cash. The Company lent $2.2 million to The Austad Company ("TAC"), a wholly owned subsidiary of AHI, which bears interest at the rate of 10% per annum, is due by May 2000 and subordinated to certain of AHI's existing bank indebtedness. The Company also provided a $.4 million loan to TAC which bears interest at a fluctuating rate and is secured by a second mortgage on TAC's office and warehouse. In February 1996, David Austad and certain family members surrendered to AHI their AHI shares, amounting to 32.5% of the outstanding shares, and paid approximately $1.2 million (subject to certain post-closing adjustments) in exchange for all the outstanding shares of AGS, Inc. ("AGS"), a South Dakota corporation newly formed by TAC to hold the existing retail assets and liabilities of TAC. As a result of the reorganization, AHI became a wholly owned subsidiary of the Company. AGS will operate the four existing retail stores acquired from TAC, located in Illinois, Minnesota and South Dakota, as Austad's stores under license from AHI. The license grants Mr. Austad exclusive retail rights to the Austad's name in 37 states and Canada. AHI retains all direct marketing and other rights.

         For further information with respect to "Recent Acquisitions", see Note 2 of Notes to Consolidated Financial Statements.

FINANCING

          In November 1995, the Company obtained a new $75 million secured credit facility from Congress Financial Corporation ("Congress") to replace its former $80 million credit facility with another lender. The Congress facility provides for a three-year revolving line of credit of up to $65 million and two-year term loans aggregating $10 million. The revolving facility carries an interest rate of 1.25% above prime and the term loan carries an interest rate of 1.5% above prime. The facility is secured by all of the assets of the Company.

         For further information with respect to "Financing", see Note 7 of Notes to Consolidated Financial Statements.

EMPLOYEES

         The Company currently employs approximately 2,200 persons on a full time basis and approximately 1,300 persons on a part time basis. Approximately 150 employees at one of the Company's subsidiaries are represented by a union. The Company believes its relations with its employees are good.

SEASONALITY

         The Company has experienced substantially increased sales in the fourth quarter of each year as compared to the first three quarters, due in part to the Company mailing more catalogs in the second part of the year and decreasing apparel sales as a percentage of total sales.

COMPETITION

         The mail order catalog business is highly competitive. The Company believes that the principal basis upon which it competes are quality, value, service, product offerings, catalog design, convenience and efficiency. The Company's catalogs compete with other mail order catalogs, both specialty and general, and retail stores, including department stores, specialty stores and discount stores. Competitors also exist in each of the Company's catalog specialty areas of women's apparel, home fashions, general merchandise, and men's apparel. A number of the Company's competitors have substantially greater financial, distribution and marketing resources than the Company.

TRADEMARKS

         Each of the Company's catalogs has its own federally registered trademark. The Company also owns numerous trademarks, copyrights and service marks on its logos, products and catalog offerings. The Company has also protected various trademarks internationally. The Company vigorously protects such marks and believes there is substantial goodwill associated with them. Show Place and Great Kitchens are trademarks of Sears.

GOVERNMENT REGULATION

         The Company is subject to Federal Trade Commission regulations governing its advertising and trade practices, Consumer Product Safety Commission and Food and Drug Administration regulations governing the safety of the products it sells in its catalogs and other regulations relating to the sale of merchandise to its customers. The Company is also subject to the Department of Treasury-Customs regulations with respect to any goods it directly imports.

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

ITEM 2.  PROPERTIES

         The Company's corporate headquarters are located in a modern 85,000-square-foot facility in Weehawken, New Jersey. The facility houses merchandising and marketing personnel, catalog production personnel and corporate and administrative offices. The Weehawken facility is leased for a 15-year term expiring in 2005. The Company operates four warehouses and fulfillment facilities in three principal locations: two in Roanoke, Virginia for home fashions and apparel, one in Hanover, Pennsylvania for general merchandise, including giftware and other hardgoods, and one in LaCrosse, Wisconsin for upscale home fashions.

         In Roanoke, the Company owns a newly completed 530,000 square-foot home fashions distribution center. The facility became operational in the second half of 1995 and handles all of Domestications' fulfillment processing. Also in Roanoke, the Company leases a 175,000 square- foot apparel distribution and telemarketing center from a partnership in which it owns a 50% interest.

         In Hanover, the Company owns a distribution center of approximately 265,000 square feet and leases a telemarketing and administrative office facility of 123,000 square feet and a warehouse facility of 433,000 square feet. Renewal terms on the telemarketing center extend through 2009. The warehouse lease expires November 30, 1996 with two short term renewal periods.

         In LaCrosse, Wisconsin, the Company also owns a 150,000 square-foot home fashions manufacturing and assembly facility and a 58,000 square-foot telemarketing and customer service facility, and leases a warehouse and fulfillment center of 185,000 square feet under a short-term lease.

         In addition to these principal facilities, the Company leases administrative facilities for men's apparel in San Diego, California. The San Diego facility also serves as a telemarketing and customer service facility.

        The Company's principal retail operations consist of the Gump's retail store, which occupies approximately 30,000 square feet in a building in downtown San Francisco, California. The Gump's facility, which is leased pursuant to a 15-year lease, also includes approximately 15,000 square feet of administrative offices for retail and mail order functions. The Company also operates and leases 7 other retail and outlet stores at various locations.

        The Company leases or owns premises in Cleveland, Ohio, Sioux Falls, South Dakota and Edgewater, New Jersey as part of its discontinued operations or consolidated facilities plan. The Company is actively seeking to sub-lease or sell, as applicable, all such properties.

The following chart provides certain information concerning each of the Company's principal properties:

                                                                                 APPROXIMATE
         LOCATION(A)                             STATUS                         SQUARE FOOTAGE
         Warehouse and
         Fulfillment Centers:
         Roanoke, VA                             Owned                             530,000
         Roanoke, VA                             Leased                            175,000(b)
         Hanover, PA                             Leased                            433,000
         Hanover, PA                             Leased/Owned(c)                   265,000
         LaCrosse, WI                            Leased                            185,000

         Corporate and
         Administrative Offices:
         Weehawken, NJ                           Leased                             85,000
         San Diego, CA                           Leased                             30,000(d)
         San Francisco, CA                       Leased                             15,000(e)

         Telemarketing and
         Customer Service:
         Roanoke, VA                             Leased                            175,000(e)
         Hanover, PA                             Leased                            123,000
         LaCrosse, WI                            Owned                              58,000
         San Diego, CA                           Leased                             30,000(d)

         Retail Stores:
         San Francisco, CA                       Leased                             30,000(d)
         San Diego, CA                           Leased                              3,800
         West Hollywood, CA                      Leased                              3,600
         Tysons Corner, VA                       Leased                              1,700

         Manufacturing
         and Assembly:
         LaCrosse, WI                            Owned                             150,000

(a) Does not include the Sioux Falls, South Dakota (closed 1996), Cleveland, Ohio (closed 1995 ), Beachwood, Ohio (closed in 1996), or Edgewater, New Jersey (closed in 1995), in conjunction with the consolidation of the Company's warehouse facilities.

(b) Telemarketing and warehouse/fulfillment functions are all located and performed at the one facility. Square footage stated represents the entire facility.

(c) The building is owned by the Company and the property is subject to a ground lease.

(d) Telemarketing and corporate/administrative functions are all located and performed at the one facility. Square footage stated represents the entire facility.

(e) Retail and office space are all located at the one facility. Square footage stated represents allocations to corporate/administrative and retail and retail storage space.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in various routine lawsuits of a nature which is deemed customary and incidental to its businesses. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on the Company's financial position or results of operations.

         On or about September 2, 1994, a complaint was filed in the United States District Court for the District of New Jersey by Veronica Zucker, an individual who allegedly purchased shares of Common Stock of the Company in the public offering completed on April 7, 1994, against the Company, all of its directors, certain of its officers, Sun Life Insurance Company of America, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Alex. Brown & Sons, Incorporated. The complaint, which purports to be filed on behalf of a class of all persons who purchased the Common Stock of the Company in the public offering or thereafter through and including August 14, 1994, seeks to recover monetary damages the class has allegedly suffered as a result of certain alleged false and materially misleading statements contained in the Company's public offering prospectus dated March 30, 1994. In lieu of an answer, defendants filed a motion to dismiss the complaint in its entirety for failure to state a claim upon which relief can be granted. On May 23, 1995, the United States District Court for the District of New Jersey dismissed the plaintiff's claim, with prejudice, for failure to state a claim upon which relief could be granted. On June 22, 1995, plaintiff filed a notice of appeal of the May 23, 1995 decision to the United States Court of Appeal for the Third Circuit. The appeal was submitted on the briefs on March 11, 1996. On March 26, 1996, the Court rendered its decision affirming the District Court's decision.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                   P A R T II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock is traded on the American Stock Exchange (Symbol:
HNV). The following table sets forth, for the periods shown, the high and low sale prices of the Common Stock reported on the American Stock Exchange Composite Tape.

                                            HIGH           LOW
1994

         First Quarter                     $7 7/8        $6
         Second Quarter                     7 1/8         3 15/16
         Third Quarter                      4 15/16       3 3/4
         Fourth Quarter                     4 3/8         3 3/8


1995

         First Quarter                     $3 5/8         $2 1/2
         Second Quarter                     3 1/16         2 5/16
         Third Quarter                      2 13/16        1 15/16
         Fourth Quarter                     2 1/16         1 1/2

         The Company is restricted from paying dividends on its Common Stock or from acquiring its capital stock by certain debt covenants contained in agreements to which the Company is a party.

         As of March 21, 1996, there were approximately 4,826 holders of record of Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data for each of the years indicated:

                                                      1991              1992            1993             1994             1995
                                                  ------------     ------------     ------------     ------------     -------------
INCOME STATEMENT DATA:                                      (in thousands, except share and per share data)

REVENUES .....................................    $    623,650     $    586,562     $    642,511     $    768,884     $    749,767
Depreciation and amortization ................           3,887            2,681            3,279            6,157            9,020
Operating (loss) income ......................         (26,078)          14,402           19,076           15,975          (22,619)
Interest expense, net ........................          18,341           13,135            2,757            2,813            4,531
Income (loss) from continuing
 operations ..................................         (51,081)           1,048           17,337           14,838          (28,153)
(Loss) from discontinued operations ..........         (21,119)            --               --               --               --
                                                  ------------     ------------     ------------     ------------     ------------
Income (loss) before extraordinary
 items and cumulative effect of
 accounting change for income taxes ..........         (72,200)           1,048           17,337           14,838          (28,153)
Extraordinary items ..........................           6,915            9,201             --               --             (1,837)
Cumulative effect of  accounting
 change for income taxes .....................            --             10,000             --               --               --
                                                  ------------     ------------     ------------     ------------     ------------
NET INCOME (LOSS) ............................         (65,285)          20,249           17,337           14,838          (29,990)
Preferred stock dividends ....................            (466)          (3,197)          (4,093)            (135)            (240)
                                                  ------------     ------------     ------------     ------------     ------------
Net income (loss) applicable to
 common shareholders .........................    ($    65,751)    $     17,052     $     13,244     $     14,703     ($    30,230)
                                                  ============     ============     ============     ============     ============
Per Share:
 Income (loss) from continuing
  operations .................................    ($      3.16)    ($       .06)    $        .17     $        .16     ($       .30)
 (Loss) from discontinued operations .........           (1.30)            --               --               --               --
                                                  ------------     ------------     ------------     ------------     ------------
Income (loss) before extraordinary
 items .......................................           (4.46)            (.06)             .17              .16             (.30)
Extraordinary items ..........................             .43              .24             --               --               (.02)
Cumulative effect of accounting
 change for income taxes .....................            --                .26             --               --               --
                                                  ------------     ------------     ------------     ------------     ------------
Net (loss) income ............................    ($      4.03)    $        .44     $        .17     $        .16     ($       .32)
                                                  ============     ============     ============     ============     ============
Weighted average number of shares outstanding:
Primary ......................................      16,287,723       38,467,015       75,625,330       93,285,190       93,029,816
                                                  ============     ============     ============     ============     ============
Fully diluted ................................      16,287,723       38,467,015       77,064,131       93,285,190       93,029,816
                                                  ============     ============     ============     ============     ============
BALANCE SHEET DATA
 (END OF PERIOD):
Working capital (deficit) ....................    ($    37,636)    $     31,566     $     25,180     $     58,501     $     28,774
Total assets .................................         162,800          134,352          188,838          262,246          279,009
Total debt ...................................         127,918           43,362           36,160           37,915           62,802
Preferred stock of subsidiary ................          35,247           32,842             --               --               --
Shareholders' (deficit) equity ...............        (113,632)         (19,758)          45,868          109,725           87,210

There were no cash dividends declared on the Common Stock in any of the periods. See Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the fiscal years indicated, the percentage relationship to revenues of certain items in the Company's Consolidated Statements of Income:

                                                                                   Fiscal Year
                                                                  --------------------------------------------
                                                                     1993              1994             1995
                                                                  ----------        ----------       ---------
Revenues                                                            100.0%            100.0%            100.0%
Cost of sales and operating expenses..........................       63.4              62.9              64.5
Provision for catalog and facility closings...................        -                 -                 1.4
Selling expenses..............................................       24.6              25.7              27.4
General and administrative expenses...........................        8.5               8.5               8.5
Depreciation and amortization.................................         .5                .8               1.2
Income (loss) from operations.................................        3.0               2.1              (3.0)
Interest expense, net ........................................         .4                .4                .6
Other income (expense)........................................         .1               (.2)                -
Net income (loss).............................................        2.7%              1.9%             (4.0%)

RESULTS OF OPERATIONS

1995 COMPARED WITH 1994

         Net Income (loss). The Company reported a net loss before extraordinary items of $28.2 million or $(.30) per share for the year ended December 30, 1995 compared to net income of $14.8 million or $.16 per share in 1994. Including the effect of the extraordinary loss of $1.8 million for the early extinguishment of debt, the Company reported a net loss of $30 million or $(.32) per share for the year ended December 30, 1995. Per share amounts are expressed after deducting preferred dividends of $.2 million in 1995 and $.1 million in 1994. The weighted average number of shares outstanding was 93,029,816 for the year ended December 30, 1995 compared to 93,285,190 in 1994.

         The net loss in 1995 was primarily the result of the cumulative impact of the significant increase in postage and paper prices and weak consumer demand. As a result of these factors, the Company discontinued six poorly performing catalogs in 1995 which have incurred substantial losses which the Company believed could not overcome these obstacles. Including a provision for the costs associated with discontinuing these catalogs of $8.6 million, these catalogs lost $20 million in 1995 compared to $4.7 million in the prior year. In addition, the Company also incurred costs, aggregating $2.7 million, in connection with the consolidation of facilities into its new Roanoke, VA fulfillment center. These costs included operating expenses related to maintaining duplicate facilities, start-up problems, operating down-time and inefficiencies in the new facility. Due to these cost pressures, the Company implemented a cost reduction program in 1995 whereby the Company instituted a salary freeze, reduced its workforce by approximately 10%, closed 5 facilities and reduced other administrative and overhead expenses. In connection with this program, the Company incurred non-recurring costs of $1.5 million and one-time severance and employee separation expenses of $2.0 million.

         Revenues. Revenues decreased 2.5% in 1995 to $750 million from $769 million in 1994. Revenues of continuing catalogs increased approximately 2% from $651 million in 1994 to $662 million in 1995, which was offset by a 26% decline to $88 million in revenues from discontinued catalogs. The Company circulated 370 million catalogs in 1995, a 2% reduction from the prior year.

         Non-Apparel continuing catalog revenues increased 1% to $528 million, due to a 14% increase in revenues from the Company's venture with Sears to $81 million and $68 million of revenues from the 1995 acquisitions of Improvements, Safety Zone and Austad's which offset revenue reductions in the other Non-Apparel catalogs, principally Domestications and Colonial Garden Kitchens. Domestications revenues were down 28% as improved customer response rates partially offset a decline in the average order and a 31% reduction in circulation. Revenues from discontinued catalogs decreased $11.7 million from $77.7 million in 1994 to $66 million in 1995. The Company discontinued the Mature Wisdom catalog in mid-1995 and the Tapestry and Hanover House catalogs in the fourth quarter of 1995.

         Apparel continuing catalog revenues increased $5 million, or approximately 4%, from $129 million in 1994 to $134 million in 1995, as all continuing catalogs, International Male, Undergear, Silhouettes and Tweeds reported higher sales than the prior year. Revenues from discontinued Apparel catalogs declined 46% from $40 million in 1994 to $22 million in 1995, including the effect of discontinuing Essence by Mail, One 212 and Simply Tops.

         Operating Costs and Expenses. Cost of sales and operating expenses as a percentage of revenues increased from 62.9% in 1994 to 64.5% in 1995. This increase is primarily attributable to lower overall product margins due to greater promotional expenses as a result of the generally weak consumer demand and the impact of markdowns for the discontinued catalogs. In addition, fulfillment costs were higher in 1995 due to the start up of the new facility in Roanoke and higher outbound freight expenses of approximately $7 million or 15% as a result of the increase in USPS rates.

         During 1995, the Company recorded a Provision for Catalog and Facility Closings totalling $10.1 million. The provision for the discontinuance of six of the Company's catalogs of $8.6 million primarily consisted of incremental inventory mark-downs in excess of normal seasonal mark-downs and severance expenses. The $1.5 million provision for facility closings consisted primarily of moving expenses, lease termination fees and severance expenses, substantially all of which were paid in 1995. No such charges were recorded in 1994.

         Selling expenses increased from 25.7% of revenues in 1994 to 27.4% of revenues for the current year, primarily due to a 43% increase in average paper costs and a 15% increase in the average cost of mailing a catalog which more than offset the 2.0% reduction in catalog circulation and higher customer response rates. As a result of these price increases, the Company incurred approximately $18.0 million of higher costs to prepare and deliver its catalogs in 1995.

         General and administrative expenses declined $1.1 million or 2% in 1995 although they remained constant as a percentage of revenues at 8.5% in both years. Excluding the impact of one-time severance expenses of $2.0 million, these expenses declined as a percentage of sales to 8.3% due to the Company's cost reduction program instituted in early 1995. This reduction was partially offset by higher bad debt expenses, reflecting increased losses on major credit cards and the Company's private label credit card.

         Depreciation and amortization increased $2.8 million from $6.2 million in 1994 to $9.0 million in 1995. The increase was attributable to new amortization charges associated with the Roanoke, Virginia fulfillment facility, the management information system, the new Gump's retail store and the goodwill and mailing lists associated with the 1995 acquisitions.

         Income (Loss) from Operations. Income from operations declined from $16.0 million in 1994 to a loss of $22.6 million in 1995. Losses from discontinued catalogs increased from $4.7 million in 1994 to $20 million in 1995.

         Non-Apparel income from operations decreased from $20.5 million in 1994 to a loss of $7.8 million in 1995. The most significant contributor to the decrease in profitability was Domestications, which in addition to being significantly impacted by the higher postage and paper costs also incurred additional costs in connection with the move of its operations into the new Roanoke facility. These costs included start-up costs, down time due to equipment problems, temporary labor costs, higher shipping , damages and replacement costs. Additionally, Domestications' product margin was adversely impacted by product mix changes, increased promotional activities and higher obsolescence charges. The loss from discontinued Non-Apparel catalogs increased from $1.3 million in 1994 to $10.1 million in 1995. Profitability from the Sears venture increased by $.1 million to $3 million in 1995 and the 1995 acquisitions contributed income of $2.5 million. The Company Store and Gump's also had higher operating profits in 1995 compared to 1994.

         Apparel results of operations declined $7.7 million from a loss of $.5 million in 1994 to a loss of $8.2 million in 1995. This decrease is mainly attributable to the discontinued Apparel catalogs whose losses increased $6.5 million from $3.4 million in 1994 to $9.9 million in 1995. Mens Apparel operating income increased 35% to $2.6 million which offset lower earnings at Tweeds and an operating loss at Silhouettes, where credit problems in the fourth quarter of 1995 contributed to its loss.

         Interest Income(Expense). Interest expense increased approximately $1.5 million from $3.5 million in 1994 to $5.0 million in 1995. This increase was due to higher average borrowings outstanding under the Company's revolving credit facility in 1995 as well as an increase in the basis point of approximately 3% in the Company's borrowing rate which is attributable to the Company's deteriorating financial performance in 1995. Interest income declined by $.2 million to $.5 million in 1995 because the Company had less cash available for investment.

         Other Income (Expense). Other expenses in 1994 totaled a net $1.8 million while there were no similar expenses in 1995. The loss in 1994 was comprised of $2.5 million in charges due to losses on certain investments offset by other income of $.7 million.

         Income Taxes. The Company did not record a Federal income tax provision in 1995 based on the current year net operating loss. The Federal income tax provision of $5.9 million in 1994 was offset by the utilization of net operating loss carry forwards. The Company's state tax provision was $1.0 million and $.9 million in 1995 and 1994, respectively.

         Shareholders' Equity. The number of shares of Common Stock outstanding increased by 714,928 in 1995 due to shares issued in connection with the Company's equity and incentive plans, the exchange of the 6% Series A Convertible Preferred Stock and other activities. At December 30, 1995 there were 93,452,768 shares of Common Stock outstanding compared to 92,737,840 shares of Common Stock outstanding at December 31, 1994.

1994 COMPARED WITH 1993

         Net Income. The Company reported net income of $14.8 million or $.16 per share for the year ended December 31, 1994, compared to net income of $17.3 million or $.17 per share for the same period in 1993. Per share amounts are expressed after deducting preferred dividends of $.1 million in 1994 and $4.1 million in 1993. The weighted average number of shares outstanding increased approximately 21% to 93,285,190 shares for the year ended December 31, 1994, compared to 77,064,131 shares for the same period in 1993, primarily due to the public offering and the conversion of certain preferred stocks.

         Revenues. Revenues increased $126 million, or 20%, from $643 million in 1993 to $769 million in 1994. This significant increase in revenues was primarily a result of an increase of $48 million from the Company's venture with Sears and increased revenues of $88 million from Gump's, The Company Store and Tweeds which were acquired in the second half of 1993 ("1993 acquisitions"). Revenues from catalogs discontinued in 1993 were $20 million in 1993 and $1 million in 1994.

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

         Apparel continuing catalog revenues increased $23 million, or approximately 16%, from $146 million in 1993 to $169 million in 1994. This increase was primarily due to a $31 million increase in the revenues of Tweeds which was acquired in the fourth quarter of 1993. Women's Apparel continuing catalog revenues increased 6% which is mainly attributable to Silhouettes and One 212, while Men's Apparel revenues decreased 16% as the group discontinued an under performing catalog in 1993 thus focusing on its profitable segments. Revenues from discontinued apparel catalogs were $13 million and $.5 million in 1993 and 1994, respectively.

         Operating Costs and Expenses. Cost of sales and operating expenses as a percentage of revenues decreased from 63.4% in 1993 to 62.9% in 1994. The decrease was primarily attributable to higher overall profit margins and lower fulfillment costs, as partially offset by higher delivery costs in 1994 based on sales mix.

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

         General and administrative expenses remained flat as a percentage of revenues at 8.5% in both years. General and administrative expenses increased $10.0 million or 18.1% from 1993 to 1994 due primarily to the 1993 acquisitions.

         Depreciation and amortization increased $2.9 million from $3.3 million in 1993 to $6.2 million in 1994. The increase was attributable to a full year of charges for goodwill, mailing lists and depreciation associated with the 1993 acquisitions of Gump's, The Company Store and Tweeds.

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

         Other Income (Expense). Other income decreased $2.7 million from income of $.9 million in 1993 to a loss of $1.8 million in 1994. The income of $.9 million in 1993 represents a settlement of a claim in bankruptcy. The loss in 1994 was comprised of $2.5 million of charges due to losses on investments and advances as partially offset by other income of $.7 million.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company had $24.1 million and $2.7 million in cash and cash equivalents at December 31, 1994 and December 30, 1995 respectively. Working capital and the current ratio were $58.5 million and 1.51 to 1 at December 31, 1994 versus $28.8 million and 1.22 to 1 at December 30, 1995.

         The primary sources of cash in 1995 were the $20.7 million of proceeds from the issuance of long-term debt and $8.7 million due to a reduction in inventories. Cash was used primarily to fund: (i) the Company's 1995 operating loss, (ii) $13.7 million of capital expenditures, (iii) $13.0 million for the purchase of businesses, (iv) $8.7 million for the reduction of accounts payable, and (v) $3.6 million for payments of long-term debt and debt issuance costs.

         As a result of the operating losses incurred in 1995, the Company's financial condition deteriorated which reduced its working capital position and resulted in an increase in long-term debt. In addition, as a result of these operating losses, the Company was not in compliance at various times during 1995 with certain financial covenants that had been contained in its $80 million credit facility that it had entered into in 1994 ("Credit Facility"). The Company obtained waivers for these covenant violations, but was required to agree to more restrictive terms with respect to availability (reduced to $55 million), financial covenants and a higher interest rate. The disclosure of these covenant violations in the Company's 1995 interim financial statements, coupled with a very difficult year for retailers with numerous Chapter 11 filings occurring, caused a tightening of vendor credit in the fourth quarter of 1995. This resulted in higher backorder levels and increased fulfillment costs which negatively impacted the Company's operating results in that quarter, even though credit restrictions eased when the Company closed its new three year $75 million credit facility with Congress Financial Corp. ("Congress Facility") on November 15, 1995. The Company had determined that it was necessary to replace the original Credit Facility because the terms of the proposed amendment were too restrictive. Although the Congress Facility is secured by all of the Company's assets, it provides the Company with greater liquidity and less restrictive financial covenants, and was competitive in terms of cost with the proposed amendment.

         At the time the Company closed the Congress Facility, the Company believed that the facility would provide the Company with adequate capital to fund its operations. The Company had made this determination based upon the relaxing of the trade credit restrictions, the accompanying increased flow of merchandise, and expectations for its fourth quarter operating results it had at that time. In early 1996, after several additional retail companies filed Chapter 11, the Company again began to experience tightening of vendor credit. Despite this, backorder levels have increased only marginally, and the Company has managed to receive merchandise shipments in most cases on a timely basis and in sufficient quantities to satisfy its customer demand. However, it has had to utilize more working capital to accomplish this than had previously been anticipated, due to a tightening in trade terms. In addition, when the final results of 1995 became known to the Company, it concluded that such results would have a further negative impact on the Company's ability to conduct business on normal trade terms. Therefore, the Company decided that it was necessary to obtain an equity infusion which would: (i) restore the Company's equity base that had deteriorated due to the operating loss in 1995, (ii) reduce long-term debt, and (iii) provide the Company with additional liquidity. As a result, the Company announced that it would conduct a $40 million rights offering after the first quarter to be underwritten by NAR, the Company's largest shareholder. The Company will utilize $14 million of the net proceeds to repay its 9.25% Senior Subordinated Notes due 1998. At such time, the Company will record an extraordinary expense related to the early extinguishment of debt, representing the write-off of the unamortized debt issuance costs of approximately $1.4 million. The balance of the proceeds will be used for general corporate purposes, including the repayment of outstanding revolver indebtedness under the Congress Facility.

         The announcement of this rights offering has eased vendor/creditor concerns about the Company's viability, and the Company believes that upon the conclusion of the rights offering, the Company will return to normal trade terms with all suppliers and will be able to obtain sufficient merchandise on a timely basis to satisfy customer demand, as well as have adequate capital to support its operations.

         The Company experiences seasonality in its working capital requirements and fluctuations in the revolving credit facility will occur usually within the first and fourth quarters of the year.

         Infrastructure Investments. In early 1995, the Company completed the construction of a new fulfillment facility on a 53 acre site in Roanoke, Virginia to support the Domestications catalog. The total cost of the facility was $18.3 million. The Company began partial shipping and receiving activities in the first quarter of 1995 and the facility was fully operational in September 1995. The Company experienced operating inefficiencies and start-up problems in conjunction with bringing this facility into service. The Company's operating margins were negatively impacted by approximately $2.7 million of costs in 1995. The Company believes it will continue to experience inefficiencies in early 1996. However, the Company has taken and is taking actions which it believes will lead to more efficient operations.

          The Company also completed the construction and opened its new Gump's retail store in San Francisco in March 1995. The total cost of the construction was $7.8 million, of which $1.7 million was spent in 1995.

         The Company continued its management information systems up-grade in 1995. The new system, which began operation in two of the Company's catalogs in 1994, was operational in ten catalogs at the end of 1995. The Company expects to complete the roll-out of the system to the remaining catalogs in 1996. The Company will incur higher MIS costs in 1996 due to the completion of the transition to the new system. As of December 30, 1995, the Company had incurred costs of approximately $15.9 million as part of this plan, including $6.8 million in 1995. Such costs included hardware and software costs aggregating $10.3 million and internal costs of $5.6 million related to production of this new system that have been capitalized. The Company began to amortize these costs over 5 years in 1995. The Company's level of capital spending will be reduced in 1996 and will focus on the completion of the systems project.

         Effects of Inflation and Cost Increases. The Company normally experiences increased costs of sales and operating expenses as a result of the general rate of inflation in the economy. Operating margins are generally maintained through internal cost reductions and operating efficiencies and then through selective price increases where market conditions permit. The Company's inventory is mailorder merchandise which undergoes sufficiently high turnover so that the costs of goods sold approximates replacement cost. Because sales are not dependent upon a particular supplier or product brand, the Company can adjust product mix to mitigate the effects of inflation on its overall merchandise base.

         Paper and Postage. The Company mails its catalogs and ships most of its merchandise through the United States Postal Service ("USPS"), with catalog mailing and product shipment expenses representing approximately 18% of revenues in 1995. In January 1995, the USPS increased postage rates by approximately 14% to 18%. The Company also experienced record price increases in 1995 for the paper that is used in the production of its catalogs as the paper industry announced a series of significant price increases that increased the Company's average cost for paper by over 43% from 1994. Paper costs represented approximately 8% of revenues in 1995. These cost increases which totaled $25 million, and the duplicate costs associated with the consolidation of the distribution facilities and the transition to the new system discussed earlier, adversely impacted the Company's margins and earnings in 1995. In 1996, the USPS announced a reclassification of postal rates that will become effective on July 1, 1996. It is anticipated that this will favorably impact the Company's postage expenses by approximately 2% - 3% on an annualized basis. Paper prices may continue at current levels during 1996.

Cautionary Statements.

                The following statements constitute forward looking statements which involve risks and uncertainties:

    - "...the Company believes that upon the conclusion of the rights offering, the Company will return to normal trade terms with all suppliers and will be able to obtain sufficient merchandise on a timely basis to satisfy customer demand, as well as have adequate capital to support its operations."
    - "...the Company has taken and is taking actions which it believes will lead to more efficient operations."
    - "In 1996, the USPS announced a reclassification of postal rates that will become effective on July 1, 1996. It is anticipated that this will favorably impact the Company's postage expenses by approximately 2%-3% on an annualized basis. Paper prices may continue at current levels during 1996."

                The following are important factors, among others, that could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

    -   a general deterioration in the economic conditions in the United
        States leading to increased competitive activity including a business failure; a business failure of a substantial size company in the retail industry, a reduction in consumer spending generally or specifically with reference to the types of merchandise that the Company offers in its catalogs;
    - an increase in the failure rate of consumer indebtedness generally; an increase in credit sales by the Company accompanied by an increase in its bad debt experience with respect to consumer debt;
    - a delay in the implementation of the actions to be taken by the Company to increase the efficiency of operations; rapid increases and decreases in the volume of merchandise that passes through the Company's warehouse facilities;
    - and a delay or reversal in the implementation of postal rate increase or an increase in paper costs;

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Hanover Direct, Inc.:

         We have audited the accompanying consolidated balance sheets of Hanover Direct, Inc. (a Delaware corporation) (successor to The Horn & Hardart Company, see Note 1 to the Consolidated Financial Statements) and subsidiaries as of December 30, 1995 and December 31, 1994, and the related consolidated statements of income, shareholders' (deficit) equity and cash flows for each of the three fiscal years in the period ended December 30, 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hanover Direct, Inc. and subsidiaries as of December 30, 1995 and December 31, 1994, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 1995 in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                        ARTHUR ANDERSEN LLP

February 26, 1996
(except with respect to the
matters discussed in Note 14,
as to which the date is March 7, 1996)

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 1994 and December 30, 1995

                                                                 DECEMBER 31,            DECEMBER 30,
                                                                    1994                     1995
                                                                 -----------             ------------
                                                                           (IN THOUSANDS)
ASSETS

Current Assets:
 Cash and cash equivalents ........................              $  24,053               $   2,682
 Accounts receivable, net of allowance for doubtful
 accounts of $2,730 in 1994 and $2,597 in 1995 ....                 25,247                  30,176
 Inventories ......................................                 83,653                  79,281
 Prepaid catalog costs ............................                 33,725                  37,118
 Deferred tax asset, net ..........................                  3,200                   3,300
 Other current assets .............................                  2,658                   6,170
                                                                 ---------               ---------
         Total Current Assets .....................                172,536                 158,727
                                                                 ---------               ---------
Property and Equipment, at cost
  Land ............................................                  1,917                   4,811
  Buildings and building improvements .............                  7,994                  19,353
  Leasehold improvements ..........................                  6,807                  14,001
  Furniture, fixtures and equipment ...............                 24,103                  39,508
  Construction in progress ........................                 21,358                   5,479
                                                                 ---------               ---------
                                                                    62,179                  83,152
  Accumulated depreciation and amortization .......                (19,708)                (26,090)
                                                                 ---------               ---------
         Property and Equipment, net ..............                 42,471                  57,062
                                                                 ---------               ---------
Goodwill ..........................................                 19,026                  36,586
Deferred tax asset, net ...........................                 11,800                  11,700
Other assets ......................................                 16,413                  14,934
                                                                 ---------               ---------
         Total Assets .............................              $ 262,246               $ 279,009
                                                                 =========               =========


See Notes to Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
As of December 31, 1994 and December 30, 1995

                                                                         DECEMBER 31,          DECEMBER 30,
                                                                             1994                  1995
                                                                         ------------          ------------
                                                                        (IN THOUSANDS, EXCEPT SHARE AND PER
                                                                                  SHARE AMOUNTS)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Current portion of long-term debt and capital
   lease obligations                                                      $     812              $   3,546
 Accounts payable                                                            89,366                 93,291
 Accrued liabilities                                                         20,215                 25,969
 Customer prepayments and credits                                             3,642                  7,147
                                                                          ---------              ---------
         Total Current Liabilities                                          114,035                129,953
                                                                          ---------              ---------
Noncurrent Liabilities:
 Long-term debt                                                              35,907                 57,283
 Capital lease obligations                                                    1,196                  1,973
 Other                                                                        1,383                  2,590
                                                                          ---------              ---------
         Total Noncurrent Liabilities                                        38,486                 61,846
                                                                          ---------              ---------
         Total Liabilities                                                  152,521                191,799
                                                                          ---------              ---------
Shareholders' Equity:

 6% Series A Convertible Additional Preferred Stock, $10 stated value, authorized 5,000,000 shares; issued
 156,600 shares in 1994 and 78,300 shares in 1995                             1,589                    795
 Series B Convertible Additional Preferred Stock,
 $.01 par value, authorized and issued  634,900 shares in 1995                 --                    5,558
 Common Stock, $.66 2/3 par value, authorized
  150,000,000 shares; issued 92,978,234 shares in
  1994 and 93,693,162 shares in 1995                                         61,985                 62,461
 Capital in excess of par value                                             253,210                255,390
 Accumulated deficit                                                       (201,102)              (231,332)
                                                                          ---------              ---------
                                                                            115,682                 92,872
 Less:
  Treasury stock, at cost (1,157,061 shares in 1994 and 1995)                (3,345)                (3,345)
  Notes receivable from sale of Common Stock                                 (1,912)                (2,023)
  Deferred compensation                                                        (700)                  (294)
                                                                          ---------              ---------
Total Shareholders' Equity                                                  109,725                 87,210
                                                                          ---------              ---------
Total Liabilities and Shareholders' Equity                                $ 262,246              $ 279,009
                                                                          =========              =========

See Notes to Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

For the years ended January 1, 1994, December 31, 1994 and December 30, 1995

                                                                  1993            1994               1995
                                                               ---------        ---------         ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES                                                       $ 642,511        $ 768,884         $ 749,767
                                                               ---------        ---------         ---------

Operating costs and expenses:

 Cost of sales and operating expenses                            407,087          484,059           483,493
 Provision for catalog and facility closings                        --               --              10,143
 Selling expenses                                                157,811          197,436           205,618
 General and administrative expenses                              55,258           65,257            64,112
 Depreciation and amortization                                     3,279            6,157             9,020
                                                               ---------        ---------         ---------
                                                                 623,435          752,909           772,386
                                                               ---------        ---------         ---------

INCOME (LOSS) FROM OPERATIONS                                     19,076           15,975           (22,619)

 Interest expense                                                 (4,925)          (3,544)           (5,050)
 Interest income                                                   2,168              731               519
 Other income (expense)                                              888           (1,833)             --
                                                               ---------        ---------         ---------

Income (loss) before income taxes                                 17,207           11,329           (27,150)
Income tax provision (benefit)                                      (130)          (3,509)            1,003
                                                               ---------        ---------         ---------

Income (loss) before extraordinary item                           17,337           14,838           (28,153)
 Extraordinary item                                                 --               --              (1,837)
                                                               ---------        ---------         ---------

NET INCOME (LOSS)                                                 17,337           14,838           (29,990)

Preferred stock dividends                                         (4,093)            (135)             (240)
                                                               ---------        ---------         ---------
Net income (loss) applicable to Common
 Shareholders                                                  $  13,244        $  14,703         ($ 30,230)
                                                               =========        =========         =========

Net income (loss) per share:

Income (loss) before extraordinary item                        $    0.17        $    0.16         ($    .30)
Extraordinary item                                                  --               --                (.02)
                                                               ---------        ---------         ---------

NET INCOME (LOSS) PER SHARE                                    $    0.17        $    0.16         ($    .32)
                                                               =========        =========         =========


See Notes to Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended January 1, 1994, December 31, 1994 and December 30, 1995

                                                            1993         1994         1995
                                                        ----------    ----------   ----------
                                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) ..................................    $ 17,337     $ 14,838     ($29,990)
 Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
    Depreciation and amortization including
     deferred fees...................................       4,122        6,499        9,419
    Provision for catalog and facility closings .....        --           --         10,143
    Extraordinary item - early extinguishment of debt        --           --          1,837
    Provision for losses on notes receivable and
     marketable securities ..........................        --          2,121         --
    Deferred transaction costs ......................        --           (837)        --
    Deferred taxes ..................................        (631)      (4,369)        --
    Other, net ......................................         (33)          43           76
Changes in assets and liabilities, net of effects
 of acquired businesses and dispositions of assets:
    Accounts receivable, net ........................       8,907       (6,204)      (1,713)
    Inventories .....................................     (12,081)      (3,424)       8,679
    Prepaid catalog costs ...........................      (5,305)      (8,154)         206
    Other current assets ............................         282       (1,220)      (3,131)
    Accounts payable ................................      24,530       10,518       (8,671)
    Accrued liabilities .............................     (10,650)         185       (1,583)
    Dividend payable ................................         886         --           --
    Customer prepayments and credits ................         684       (1,389)       3,134
                                                         --------     --------     --------
 Net cash provided (used) by operating activities ...      28,048        8,607      (11,594)
                                                         --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment ............      (4,239)     (23,856)     (13,686)
  Purchase of businesses ............................        (100)        --        (13,008)
  Purchase of convertible debt securities ...........        --         (2,693)        --
  Investments in affiliates .........................        --         (3,183)
  Advances ..........................................        --         (2,300)        --
  Other, net ........................................        (313)      (3,293)        (887)
                                                         --------     --------     --------
Net cash provided (used) by investing activities ....      (4,652)     (35,325)     (27,581)
                                                         --------     --------     --------



See Notes to Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Years ended January 1, 1994,
December 31, 1994 and December 30, 1995

                                                       1993           1994          1995
                                                    ----------     ----------    ---------
                                                                 (IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments under revolving credit facility .    ($20,965)      $   (230)         --
  Proceeds from issuance of debt ...............      20,000         10,000        20,685
  Payments of long-term debt and capital lease
   obligations .................................     (19,856)        (8,015)       (1,419)
  Cash dividends paid ..........................        (890)        (1,027)         --
  Payment of debt issuance costs ...............      (1,560)        (1,458)       (2,202)
  Repurchase of Common Stock ...................        --             (215)         --
  Proceeds from issuance of Common Stock .......         912         49,305           400
  Other, net ...................................      (1,007)          (172)          340
                                                    --------       --------      --------
Net cash provided (used) by financing activities     (23,366)        48,188        17,804
                                                    --------       --------      --------
Net increase (decrease) in cash and cash
 equivalents ...................................          30         21,470       (21,371)
Cash and cash equivalents at the beginning of
 the year ......................................       2,553          2,583        24,053
                                                    --------       --------      --------
Cash and cash equivalents at end of the year ...    $  2,583       $ 24,053      $  2,682
                                                    ========       ========      ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid ................................    $  4,883       $  2,923      $  4,586
  Income taxes paid ............................    $     71       $    701      $  1,318



See Notes to Consolidated Financial Statements.

                                                               Preferred Stock           Preferred Stock         Preferred Stock
                                                            Class B 8% Cumulative        7.5% Cumulative      Series B, Cumulative
                                                             Shares       Amount        Shares      Amount      Shares    Amount
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 26, 1992                                       0     $      0            0     $     0           0    $    0

Net income applicable to common shareholders
Mergers of H & H & THC into Hanover Direct, Inc.              40,000       25,516      569,532       7,158
Exchange of Class B  8 % Preferred and Common Stock          (40,000)     (25,516)
Conversion of 7.5% Preferred Stock                                                    (569,532)     (7,158)
Issuance of Preferred Stock
Stock dividends
Amortization of deferred compensation
Issuance of  Common Stock
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1994                                         0     $      0            0     $     0           0    $    0

Net income applicable to common shareholders
Exercise of warrants
Shares issued in Stock Offering
Preferred stock dividends
Conversion of one-third of the 6% Preferred Stock
Conversion of note payable
Issuance of  Common Stock for Employee Benefit Plans, net
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                                       0     $      0            0     $     0           0    $    0

Net income/(loss) applicable to common shareholders
Issuance of Preferred Stock                                                                                    634,900     5,400
Fair market value of warrant extensions
Preferred stock dividends and accretion                                                                                      158
Conversion of one-third of the 6% Preferred Stock
Issuance of  Common Stock for Employee Benefit Plans
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 30, 1995                                       0     $      0            0     $     0     634,900    $5,558
===================================================================================================================================








                                                                Preferred Stock         Class B Common Stock      Common Stock
                                                                 Series A, 6.0%            $.01 par value       $.66 2/3 par value
                                                              Shares       Amount        Shares       Amount        Shares
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 26, 1992                                        0     $     0       12,270,503     $ 123     58,154,584

Net income applicable to common shareholders
Mergers of H & H & THC into Hanover Direct, Inc.
Exchange of Class B  8 % Preferred and Common Stock                                    (12,270,503)     (123)    18,937,169
Conversion of 7.5% Preferred Stock                                                                                2,278,128
Issuance of Preferred Stock                                   234,900       2,342
Stock dividends                                                                36
Amortization of deferred compensation
Issuance of  Common Stock                                                                                         3,766,661
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1994                                    234,900     $ 2,378                0     $   0     83,136,542

Net income applicable to common shareholders
Exercise of warrants                                                                                              1,309,207
Shares issued in Stock Offering                                                                                   8,045,296
Preferred stock dividends                                                      (6)
Conversion of one-third of the 6% Preferred Stock             (78,300)       (783)                                  189,818
Conversion of note payable                                                                                           13,945
Issuance of  Common Stock for Employee Benefit Plans, net                                                           283,426
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                                  156,600     $ 1,589                0     $   0     92,978,234
Net income/(loss) applicable to common shareholders
Issuance of Preferred Stock
Fair market value of warrant extensions
Preferred stock dividends and accretion                                        83
Conversion of one-third of the 6% Preferred Stock             (78,300)       (877)                                  427,785
Issuance of  Common Stock for Employee Benefit Plans                                                                287,143
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 30, 1995                                   78,300     $   795                0     $   0     93,693,162
===================================================================================================================================




                                                                           Capital
                                                         Common Stock     in Excess
                                                     $.66 2/3 par value    of Par       Accum.            Treasury Stock
                                                              Amount       Value      (Deficit)        Shares       Amount
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 26, 1992                                 $38,774    $ 178,149     ($229,049)    (2,169,713)    ($7,170)

Net income applicable to common shareholders                                             13,244
Mergers of H & H & THC into Hanover Direct, Inc.
Exchange of Class B  8 % Preferred and Common Stock           12,625       13,014
Conversion of 7.5% Preferred Stock                             1,519        5,639
Issuance of Preferred Stock
Stock dividends                                                              (438)                     684,890       2,946
Amortization of deferred compensation
Issuance of  Common Stock                                      2,505       13,470                      364,791       1,094
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1994                                   $55,423    $ 209,834     ($215,805)    (1,120,032)    ($3,130)
Net income applicable to common shareholders                                             14,703
Exercise of warrants                                             873         (873)
Shares issued in Stock Offering                                5,364       42,136
Preferred stock dividends
Conversion of one-third of the 6% Preferred Stock                126          657
Conversion of note payable                                         9          162
Issuance of  Common Stock for Employee Benefit Plans, net        190        1,294                      (37,029)       (215)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                                 $61,985    $ 253,210     ($201,102)    (1,157,061)    ($3,345)

Net income/(loss) applicable to common shareholders                                     (30,230)
Issuance of Preferred Stock
Fair market value of warrant extensions                                     1,200
Preferred stock dividends and accretion
Conversion of one-third of the 6% Preferred Stock                285          592
Issuance of  Common Stock for Employee Benefit Plans             191          388
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 30, 1995                                 $62,461    $ 255,390     ($231,332)    (1,157,061)    ($3,345)
===================================================================================================================================



                                                              Notes
                                                           Receivable
                                                            From Sale
                                                            of Common    Deferred
                                                              Stock        Comp.         Total
--------------------------------------------------------------------------------------------------
Balance at December 26, 1992                                 $     0     ($   585)    ($ 19,758)
                                                                                         13,244
Net income applicable to common shareholders                                             32,674
Mergers of H & H & THC into Hanover Direct, Inc.                                              0
Exchange of Class B  8 % Preferred and Common Stock                                           0
Conversion of 7.5% Preferred Stock                                                        2,342
Issuance of Preferred Stock                                                               2,544
Stock dividends                                                               599           599
Amortization of deferred compensation
Issuance of  Common Stock                                     (1,774)      (1,072)       14,223
--------------------------------------------------------------------------------------------------
Balance at January 1, 1994                                   ($1,774)    ($ 1,058)    $  45,868

Net income applicable to common shareholders                                             14,703
Exercise of warrants                                                                          0
Shares issued in Stock Offering                                                          47,500
Preferred stock dividends                                                                    (6)
Conversion of one-third of the 6% Preferred Stock                                             0
Conversion of note payable                                                                  171
Issuance of  Common Stock for Employee Benefit Plans, net       (138)         358         1,489
--------------------------------------------------------------------------------------------------
Balance at December 31, 1994                                 ($1,912)    ($   700)    $ 109,725

Net income/(loss) applicable to common shareholders                                     (30,230)
Issuance of Preferred Stock                                                               5,400
Fair market value of warrant extensions                                                   1,200
Preferred stock dividends and accretion                                                     241
Conversion of one-third of the 6% Preferred Stock                                            (0)
Issuance of  Common Stock for Employee Benefit Plans            (111)         406           874


Balance at December 30, 1995                                 ($2,023)    ($   294)    $  87,210
==================================================================================================

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 1, 1994, DECEMBER 31, 1994 AND DECEMBER 30, 1995

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations - Hanover Direct, Inc. ("HDI") is a direct specialty retailer in the United States that publishes a portfolio of branded specialty catalogs offering home fashions, general merchandise and apparel. HDI also operates several retail operations in the United States which comprised approximately 3% of HDI's net revenues for the year ended December 30, 1995.

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

     The Merger was consummated by (i) the exchange of shares of H&H Common Stock for shares of HDI Common Stock, (ii) the exchange of shares of THC 7.5% Preferred Stock for shares of HDI's 7.5% Preferred Stock, and (iii) the exchange of shares of THC Class B Preferred Stock for shares of HDI's Class B Preferred Stock, each such distribution being on a one-for-one-basis.

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

     Fiscal Year - The Company operates on a 52/53 - week fiscal year. The years ended December 31, 1994 and December 30, 1995 were 52 - week years. The year ended January 1, 1994 was a 53 - week year.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Inventories - Inventories consist principally of merchandise held for resale and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

     Prepaid Catalog Costs - Costs related to mail order catalogs and promotional material are amortized over their estimated productive lives, not exceeding six months.

     Depreciation and Amortization - Depreciation and amortization of property and equipment are provided on the straight-line method over the following lives: buildings and building improvements, 30-40 years; furniture, fixtures and equipment, 3-10 years; and leasehold improvements, over the lower of the estimated useful lives or the terms of the related leases. Expenditures for maintenance and repairs are charged to operations as incurred; major improvements are capitalized.

     Capitalized development costs for the Company's new management information systems aggregated $6.4 million and $5.5 million at December 30, 1995 and December 31, 1994, respectively. Such costs are included in other assets and are being amortized over a five year period commencing July 1995.

     Goodwill - Excess of cost over the net assets of acquired businesses is being amortized on a straight-line basis over periods up to forty years. Accumulated amortization was $4.5 million and $5.6 million at December 31, 1994 and December 30, 1995, respectively. On an on-going basis, the Company assesses the carrying value and the economic useful life of the goodwill based on the acquired business' prior and future operating income and estimated net cash flows.

     Mailing Lists - The costs of acquired mailing lists are amortized over a five year period. Mailing lists, included in Other assets, amounted to $1.8 million and $3.5 million at December 31, 1994 and December 30, 1995, respectively, and are carried net of accumulated amortization of $.7 million and $1.6 million, respectively. On an ongoing basis, the Company assesses the carrying value and the economic useful life of the mailing lists based on the acquired business' potential future operating income and estimated net cash flows.

     Accounting for Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes ("SFAS 109").

     Accounting for the Impairment of Long-Lived Assets: In March, 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement is effective beginning in 1996 and requires long-lived assets as well as identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company does not expect a material impact on their financial position upon implementation of this Statement in 1996.

     Cash and Cash Equivalents - For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid temporary investments with an original maturity of less than ninety days as cash equivalents.

     Net Income Per Share - Net income per share was computed using the weighted average number of common shares outstanding. The weighted average number of shares used in the calculation for both primary and fully diluted net income per share in 1994 and 1995 was 93,285,190 and 93,029,816 shares, respectively. For 1993 the weighted average number of shares for primary and fully diluted net income per share was 75,625,330 and 77,064,131 shares, respectively. Common share equivalents for purposes of net income per share consist of stock options and warrants.

     Supplemental Earnings Per Share - Assuming that the conversion of the 7.5% Preferred Stock and the exchange of the Class B 8% Preferred Stock and the Class B Common Stock discussed in Note 8 had been consummated at the beginning of fiscal year 1993, the weighted average number of shares outstanding for primary and fully diluted earnings per share for 1993 would have been 84,408,807 and 85,847,608 and earnings per share for 1993 would have been $.21 and $.20, respectively.

         Supplemental Disclosure of Noncash Activities

                                                                                    1993           1994             1995
                                                                                  --------       --------         --------
                                                                                              (IN THOUSANDS)
Dividend on Class B 8% Preferred Stock paid in THC Common
 Stock......................................................................    $    2,508     $         -       $     -
                                                                                ==========     =============     =========
Exchange of 8% Class B Preferred Stock and 7.5%
 Convertible Preferred Stock for HDI Common Stock...........................    $   32,674     $         -       $     -
                                                                                ==========     =============     =========
Capital lease obligations...................................................    $    2,541     $         -       $   1,155
                                                                                ==========     =============     =========
Other equity issuances and exchanges........................................    $    4,990     $       1,823     $   1,456
                                                                                ==========     =============     =========
Acquisition of businesses:
  Fair value of assets acquired.............................................    $   38,578     $         -       $  45,165
  Fair value of liabilities assumed.........................................       (26,180)              -         (26,757)
  Preferred stock issued....................................................           -                 -          (5,400)
  Common stock issued.......................................................       (12,298)              -             -
                                                                                ----------     -------------     ---------
  Net cash paid.............................................................    $      100     $         -       $  13,008
                                                                                ==========     =============     =========

2.   ACQUISITIONS AND INVESTMENTS

     ACQUISITIONS - The Company made the following acquisitions in 1995:

     Leichtung, Inc. In January 1995, the Company acquired substantially all of the assets of Leichtung, Inc., a direct marketer of wood-working and home improvement tools and related products sold under the Improvements and Leichtung Workshops names, for a purchase price of approximately $12.8 million in cash and the assumption of certain liabilities. This acquisition has been accounted for using the purchase method of accounting based on the fair market values of the assets and liabilities acquired and has resulted in the recording of approximately $7.3 million of goodwill and $1.4 million of customer mailing list intangible assets. In connection with this acquisition the Company plans to sell the assets of the Leichtung Workshops catalog and has relocated all telemarketing and fulfillment operations to the Company's Hanover, PA facility. The distribution facility in Ohio and the Leichtung Workshops assets, which are being held for sale are being carried at their estimated net realizable value of $1.7 million, as of December 30, 1995.

     The Safety Zone. In February 1995, the Company acquired the remaining 80% of the outstanding common stock it did not already own of Aegis Safety Holdings, Inc. ("Aegis"), publisher of The Safety Zone catalog, through the issuance of 634,900 shares of a newly-created Series B Convertible Additional Preferred Stock ("Series B Stock") of the Company with a stated value of $10 per share. Previously, in September 1993, the Company had acquired 20% of the outstanding common stock of Aegis. Dividends can be payable on the Series B Stock at various rates and times and are contingent on specific earnings targets. The Series B Stock is also convertible, subject to antidilution, as discussed in Note 8. Dividends were not paid in 1995 based on The Safety Zone catalog's 1995 operating results.

     This investment has been accounted for using the purchase method of accounting based on the fair market values of Aegis' assets and liabilities and the Series B Stock, and has resulted in the recording of approximately $7.1 million of goodwill. The fair value of the Series B Stock, which is based on an independent appraisal, is $.9 million less than the stated value and the discount is being amortized over a five-year period. This amortization is included in preferred stock dividends in the statement of income from the date of acquisition.

     Austad's. In May 1995, the Company acquired 67.5% of the outstanding shares of Austad's Holdings, Inc. ("Austad's"), which owned The Austad Company ("TAC"), the publisher of the Austad's catalog featuring golf equipment, apparel and gifts, for a purchase price of $1.8 million in cash. The Company also lent TAC, on a subordinated basis, $2.2 million which bears interest at the rate of 10% per annum and is due by May 2000. The Company also provided a $.4 million loan to TAC which bears interest at a fluctuating rate (8.75% through April 1996) and is secured by a second mortgage on TAC's office and warehouse. The acquisition has been accounted for using the purchase method of accounting based on the estimated fair market values of the assets and liabilities acquired and has resulted in the recording of approximately $4.5 million of goodwill and approximately $1.2 million of customer mailing list intangible assets.

     On February 16, 1996, David Austad and certain family members surrendered to Austad's their Austad's shares, amounting to 32.5% of the outstanding shares, and paid approximately $1.2 million (subject to certain post-closing adjustments) in exchange for all the outstanding shares of AGS, Inc. ("AGS"), a South Dakota corporation newly formed by TAC to hold the existing retail assets and liabilities of TAC. The transaction assumed a value for Austad's and TAC based on the Company's purchase price in the May 1995 acquisition, as adjusted by adding the net income of Austad's and TAC from May 25, 1995 through February 16, 1996.

     As a result of the reorganization, Austad's became a wholly owned subsidiary of the Company. In connection with the reorganization, TAC was released from all future obligations under three of four store leases. The Company expects that a similar release will be obtained in the near future regarding the fourth lease. AGS will operate the four existing retail stores acquired from TAC as Austad's stores under license from Austad's. The license grants Mr. Austad exclusive retail rights to the Austad's name in 37 states and Canada. Austad's retains all direct marketing rights and all other rights. Mr. Austad will continue to work together with TAC on joint buying and other cooperative efforts. The customer service and fulfillment operations of Austad's will be transferred to other Company facilities in the first quarter of 1996. The Company plans on selling the Austad's South Dakota warehouse and distribution facility. To the extent that the proceeds from both the sale of such facility and certain computer equipment produces any gain or loss, Mr. Austad will share therein to the extent of his previous 32.5% interest in Austad's.

     TAC had a revolving credit facility that was secured by substantially all of TAC's assets that was to expire on February 26, 1996. Such facility was paid off at the February 16th closing with the proceeds from the sale of the retail operations and from the Company's revolving credit facility.

     Accounting for Acquisitions - The acquisitions of Improvements, Leichtung Workshops, The Safety Zone and Austad's have been accounted for using the purchase method of accounting with goodwill of approximately $18.9 million in the aggregate initially recorded based upon the fair values of the net assets acquired and liabilities assumed. In addition, the Company recorded $3.1 million representing the fair value of acquired mailing lists. The operating results of the acquired companies are included in Consolidated Net Income (Loss) from their respective dates of acquisition.

     The following represents the unaudited pro forma results of operations for the years ended January 1, 1994, December 31, 1994 and December 30, 1995 as if these three acquisitions had occurred at the beginning of fiscal year 1993.

                                                                (In thousands, except per share amounts)
                                                                              (Unaudited)
                                                           1993                  1994               1995
                                                           ----                  ----               ----
         Revenues                                          $782,365             $840,295           $763,786
                                                           ========             ========           ========
         Income (loss) before extraordinary item           $  8,954             $ 14,305           $(28,083)
                                                           ========             ========           ========
         Net income  (loss)                                $  4,861             $ 14,170           $(30,160)
                                                           ========             ========           ========

         Per Share:
         Income (loss) before extraordinary
          item                                             $    .06             $    .15           $   (.30)
         Extraordinary item                                      -                    -                (0.2)
                                                           --------             --------           --------
         Net income (loss)                                 $    .06             $    .15           $   (.32)
                                                           ========             ========           ========

     The pro forma information does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented and is not intended to be a projection of future results or trends. Per share amounts are expressed after deducting preferred stock dividends of $4.1, $.1 and $.2 , million in 1993, 1994 and 1995, respectively.

     OTHER INVESTMENTS - Other Investments include the following:

     Blue Ridge Associates - In January 1994, the Company purchased for $1.1 million a 50% interest in Blue Ridge Associates ("Blue Ridge"), a partnership which owns the apparel distribution center in Roanoke, Virginia. This investment is accounted for by the equity method of accounting. The Company made annual rent payments to the partnership totaling $.7 million and $.6 million in 1994 and 1995, respectively, as part of a 15 year lease through 2008. The Company recorded $.1 million in income for its portion of the partnership income in 1994, and 1995, respectively. The Company's investment in Blue Ridge was $1.1 million and $1.0 million at December 31, 1994 and December 30, 1995, respectively.

     Boston Publishing Company - In February 1994, the Company acquired a 20% equity interest in Boston Publishing Company ("BPC") and provided secured and unsecured loans to BPC. In August 1994, BPC filed for protection under Chapter 11 of the United States Code. In 1995, the Company received inventory and the customer mailing list of BPC in payment of its $1.2 million loan and subsequently realized $.3 million upon disposition of these assets and wrote off the remaining assets.

     Regal Communications, Inc. - During 1994, the Company invested approximately $2.7 million in convertible debt securities of Regal Communications, Inc. ("Regal"). In September 1994, Regal filed for protection under Chapter 11 of the United States Code. As a result, during 1994, the Company established a valuation allowance against the securities reflecting their estimated fair value of $1.7 million. In December 1995, a plan of reorganization was confirmed by the Bankruptcy Court and the Company expects to recover the $1.7 million carrying value of its investment. The Company received its first distribution of $.5 million in February 1996.

     Tiger Direct. - In February 1995, the Company entered into an agreement to acquire certain securities of Tiger Direct, Inc. ("Tiger"), a direct marketer of computer software, peripherals and CD-ROM hardware and software. In February 1995, the Company entered into a loan and security agreement with Tiger pursuant to which the Company provided a secured working capital line of credit to Tiger, up to a maximum of $3.0 million, which was loaned under such agreement. In September 1995, due to the continued deterioration of Tiger's financial condition, the Company terminated the securities purchase agreement. The Company sold the loan to a third party and received payment in full for the principal of the loan and interest to the date of sale.

     During the period from February 1995 to September 1995, the Company provided certain services to Tiger and also incurred certain costs related to entering into the loan and security agreements aggregating $.5 million. Under the terms of the agreement, Tiger is required to reimburse the Company for such costs and services rendered. To date, Tiger has refused to reimburse the Company for these costs. The Company has instituted an action to recover such costs, which are carried at their realizable value.

3.   PROVISION FOR CATALOG AND FACILITY CLOSINGS

     In 1995, the Company made a decision to discontinue six catalogs. The six discontinued catalogs generated an operating loss of $20 million in 1995 which included a provision of approximately $8.6 million. This provision was recorded in 1995 primarily to write-down the inventory associated with these catalogs to their liquidation value. The $8.6 million is included in the Provision for Catalog and Facility Closings in the Consolidated Statements of Income (Loss) and, at December 30, 1995, approximately $4.9 million remained in the inventory obsolescence reserve. There were no such charges incurred by the Company in 1993 or 1994.

     In 1995, the Company incurred costs, aggregating approximately $1.5 million, in connection with the consolidation of its fulfillment facilities. These cost included moving expenses, lease termination fees and severence expenses, substantially all of which were paid in 1995. There were no such charges incurred by the Company in 1993 and 1994.

4.   SEARS LICENSING AGREEMENT

     In January 1994, the Company entered into a licensing agreement (the "Sears Agreement") with the direct marketing subsidiary of Sears Roebuck and Co. ("Sears") to produce specialty catalogs for customers of the recently discontinued Sears catalog. The specialty catalogs include: Show Place, based on the Domestications catalog, Great Kitchens, based on the Colonial Garden Kitchens catalog and Sears Improvements, based on the Improvements catalog. The Sears Agreement has an initial three-year term and continues thereafter unless terminated by either party. Profits and losses from the venture are shared between the parties on an equal basis. The Sears specialty catalogs generated revenues of $81 million and $71 million and earnings before interest and taxes ("EBIT") of $3.0 million and $2.9 million in 1995 and 1994, respectively.

     The Company also issued to Sears a performance warrant to purchase 3.5 million shares of Common Stock in 1999 if the licensed business with Sears has revenues of at least $250 million and EBIT of at least $30 million in 1998. Alternately, Sears will be entitled to purchase 7 million shares of Common Stock in 1999 if the licensed business with Sears has revenues of at least $500 million and EBIT of at least $60 million in 1998. The warrant exercise price is $10.57 per share. If neither of these goals is achieved, the performance warrant will expire unexercised in 1999. Through 1995, no charges have been required to be recorded in connection with the warrants. The Company is obligated to meet various operational performance standards and if the Company is unable to meet these standards, Sears is entitled to terminate the agreement. The Company also has the right to terminate the agreement in certain circumstances, including if Sears fails to comply with any material provision of the Sears Agreement.

5.   ACCOUNTS RECEIVABLE, NET

     The Company currently maintains an agreement with an unrelated third party which provides for the sale and servicing of accounts receivable originating from the Company's revolving credit card. The agreement expires in December 2000. The Company remains obligated to repurchase uncollectible accounts pursuant to the recourse provisions of the agreement and is required to maintain a specified percentage of all outstanding receivables sold under the program as a deposit with the third party to secure its obligations under the agreement.

     At December 31, 1994 and December 30, 1995, the uncollected balances under this program were $45.9 million and $38.6 million, respectively, of which $11.5 million and $5.5 million, respectively, represent deposits under the agreement which are included in Accounts receivable, net. The total reserve balance maintained for the repurchase of uncollectible accounts was $2.3 million and $2.4 million at December 31, 1994 and December 30, 1995, respectively, of which $1.2 million and $1.4 million, respectively, are included in Accrued liabilities and the remaining balance is included in the allowance for doubtful accounts.

     Receivables sold under this agreement are considered financial instruments with off-balance sheet risk as defined in Statement of Financial Accounting Standards No. 105. Because the Company's sales are primarily made to individual customers located throughout the United States, the Company believes there are no concentrations of credit risks.

6.   ACCRUED LIABILITIES

     Accrued liabilities consists of the following (in thousands):

                                                        DECEMBER 31,       DECEMBER 30,
                                                           1994               1995
                                                        ------------       ------------
Reserve for future sales returns....................     $ 6,023             $ 5,535
Compensation........................................       3,923               5,795
Taxes...............................................       1,330               3,007
Reserve for repurchase of accounts receivable
sold with recourse..................................       1,180               1,391
Other...............................................       7,759              10,241
                                                         -------             -------
                                                         $20,215             $25,969
                                                         =======             =======

7.   LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                               DECEMBER 31,        DECEMBER 30,
                                                                  1994                1995
                                                               ------------        ------------
Revolving  Term Notes.....................................      $   -                $ 9,931
TAC Revolving Credit Facility.............................          -                  2,011
Term Financing Facility...................................       10,000               20,000
8.75% Mortgage Note Payable due 2003......................          -                  1,718
Industrial Revenue Bonds with variable interest rates

 averaging 4.5% in 1994 and 4.1% in 1995 due 2003.........        8,000                8,000
6% Mortgage Notes Payable due 1998........................        3,300                3,139
9.25%  Subordinated Notes due 1998........................       14,000               14,000
7 1/2% Convertible Subordinated Debentures due 2007.......          751                  751
Other.....................................................           40                   19
                                                                -------              -------
                                                                 36,091               59,569
Less current portion......................................          184                2,286
                                                                -------              -------
Noncurrent portion........................................      $35,907              $57,283
                                                                =======              =======

     Revolving Credit Facility - As a result of the operating losses incurred during 1995, the Company was not in compliance with certain financial covenants under its revolving credit facility that it had entered into in 1994. In order to obtain waivers to this facility for these covenant violations, the Company agreed to more restrictive terms with respect to availability (reduced from $80 million to $55 million), rate and financial covenants. The Company determined that the terms of these proposed amendments were too restrictive and agreed to a waiver through November 15, 1995, when the Company replaced this facility with a new $75 million secured credit facility with Congress Financial Corporation ("Congress Facility").

     The Congress Facility is comprised of a revolving line of credit of up to $65 million with a three year term and two year term loans aggregating $10 million ("Revolving Term Notes"). The amount that can be borrowed under the Congress Facility is based on percentages of eligible inventory and accounts receivable from time to time. The revolving line of credit carries an interest rate of 1.25% above CoresSates' prime rate and the Revolving Term Notes carry an interest rate of 1.5% above CoreStates' prime rate. The Congress Facility is secured by all assets of the Company including customer mailing lists, and the Company is required to maintain a minimum net worth of $80 million, as well as working capital of $26 million. In addition, the Congress Facility places limitations on the incurrence of additional indebtedness.

     In October 1994, the Company consummated a five-year $80 million unsecured revolving credit facility with a syndicate of banks (the "Credit Facility") led by NationsBank of North Carolina, N.A. The Credit Facility provided for a $40 million revolving credit facility, a $20 million acquisition line and $20 million of 15 year Term Financing for certain capital expenditures ("Term Financing Facility"). There was a $35 million sub-limit for letters of credit under the Credit Facility.

     The Company borrowed $10 million in each of 1994 and 1995 under the Term Financing Facility. The rate of interest on the Term Financing Facility is based on the equivalent rate of A-1 commercial paper existing at the time of each borrowing. The face rate ranged from 5.85% to 6.30% and 5.73% to 6.02% at December 31, 1994 and December 30, 1995. The Term Financing Facility requires annual sinking fund payments of $1.0 million beginning October 1996 though October 1999 and increasing to $1.6 million for each of the ten years thereafter.

     The Credit Facility was terminated and amounts outstanding under the revolving credit facility were repaid with the closing of the Congress Facility in November 1995. The Term Financing Facility continues to be outstanding and in effect under its original terms. All standby letters of credit issued under the Credit Facility were replaced with letters of credit issued by Congress.

     At December 30, 1995, the Company had no outstanding borrowings under the revolving line of credit and $9.9 million outstanding under the Revolving Term Notes. The rates of interest related to the revolving line of credit and Term Notes were 9.50% and 9.75%, respectively, at December 30, 1995.

     The face amount of unexpired documentary letters of credit at December 31, 1994 and December 30, 1995, were $7.2 million and $4.2 million, respectively. In addition, the Company had issued $31.2 million and $28.5 million of standby letters of credit at December 30, 1995 and December 31, 1994, respectively, which in 1995 included $8.6 million related to the Industrial Revenue Bonds due 2003 and $20.3 million related to the Term Financing Facility.

     The TAC Revolving Credit Facility was paid off with the proceeds from the Congress Facility on February 16, 1996 and accordingly has been classified as a long-term obligation.

     8.75% Mortgage Note Payable due 2003 - TAC's 8.75% Mortgage Note Payable is reflected as an obligation of the Company and its subsidiaries as a result of the corporate reorganization, completed in February 1996. The 8.75% Mortgage Note Payable is secured by the TAC warehouse and distribution facility in South Dakota. That facility's operations have been largely transferred to other Company facilities and the Company plans to sell the South Dakota property. Monthly principal payments amount to approximately $.1 million per year with a final payment of $1.4 million due in March 2003.

     Industrial Revenue Bonds due 2003 - The Industrial Revenue Bonds are due on December 1, 2003 and are secured by the related assets purchased from the proceeds of the bonds and by an irrevocable letter of credit in the amount of $8.6 million. The obligations are guaranteed by the Company.

     6% Mortgage Notes Payable due 1998 - In connection with The Company Store acquisition, subsidiaries of the Company executed and delivered two secured notes in the aggregate amount of $3.5 million with interest at 6% per annum with principal and interest payments payable monthly on a fifteen-year amortization schedule with the remaining balance due in August 1998. The mortgage notes payable are non-recourse notes and are not guaranteed by the Company. The mortgage notes payable are secured by the manufacturing and office facilities of The Company Store.

     9.25% Senior Subordinated Notes due 1998 - At December 30, 1995, the Company has $14 million of 9.25% Senior Subordinated Notes due 1998 ("9.25% Notes") outstanding.

     In November 1995 Intercontinental Mining & Resources Incorporated ("IMR"), an affiliate of NAR, purchased the 9.25% Notes from a third party in connection with the refinancing of the indebtedness under the Congress Facility. The Company paid NAR a commitment fee of $105,000 upon the signing of a repurchase and option agreement and a fee of $210,000 (1.5% of the outstanding principal amount of the 9.25% Notes acquired by IMR) upon the funding, as well as all expenses incurred by NAR in performing its obligation. The Company also extended by two years the terms of the warrants to purchase 5,033,735 shares held by NAR and IMR to August 1, 1998. The Company recorded as debt issuance costs, approximately $1.2 million, representing the fair value of the warrant extensions. Such costs are being amortized over the life of the 9.25% Notes. The Company has also agreed to indemnify NAR against any and all claims or losses asserted against it or incurred by it relating to the transactions contemplated by the repurchase and option agreement.

     In connection with IMR's purchase of the 9.25% Notes, the Company and IMR agreed to amend the financial covenants contained in the Indenture relating to the 9.25% Notes and to grant to the Trustee for such 9.25% Notes a second priority security interest in the Company's customer and mailing lists. The Company is required to maintain certain financial covenants with which it was in compliance at December 30, 1995.

     General - As a result of the replacement of the Credit Facility and the purchase by IMR of the 9.25% Notes, the Company wrote off approximately $1.8 million of unamortized debt issuance costs as an extraordinary item due to the early extinguishment of debt.

     At December 30, 1995, the aggregate annual principal and sinking fund payments required on all long-term debt were as follows (in thousands): 1996 - $2,286; 1997 - $10,176; 1998 - $19,868; 1999 - $1,076; 2000 - $1,649 and
thereafter - $24,514.

8.   CAPITAL STOCK

     Public Offering - In April 1994, the Company completed a public offering (the "Public Offering") of 8,045,296 shares of Common Stock for proceeds of approximately $47.5 million, net of expenses.

     6% Series A Convertible Additional Preferred Stock - In December 1993, in connection with the Company's acquisition of Tweeds Inc., ("Tweeds"), the Company entered into an exchange agreement with a major vendor of Tweeds. Under the exchange agreement, the Company issued 234,900 shares of its 6% Series A Convertible Additional Preferred Stock ("6% Preferred Stock") for an installment note, dated March 29, 1993, as amended, in the amount of approximately $2.4 million previously issued by Tweeds. Dividends began accruing on September 30, 1993.

     The 6% Preferred Stock is convertible into Common Stock of the Company over a three year period in equal amounts on September 30, 1994, 1995 and 1996. The conversion price is an amount equal to the average of the per share closing prices for the five trading days preceding the conversion dates. The Company converted the first and second equal portions of the 234,900 issued shares of the 6% Preferred Stock into 189,818 and 427,785 shares of Common Stock on September 30, 1994 and September 29, 1995, respectively. The Company elected to pay cash dividends of $.1 million related to the September 1994 conversion.

     Series B Convertible Additional Preferred Stock - In February 1995, the Company issued 634,900 shares of its Class B Convertible Additional Preferred Stock ("Series B Stock") to acquire the remaining 80% of the outstanding common stock of Aegis Safety Holdings, Inc. ("Aegis"), publisher of The Safety Zone catalog. The Series B Stock has a stated value of $10 per share. Non-cumulative dividends will accrue and be paid at 5% per annum during each of the first three years if Aegis attains at least $1 million in earnings before interest and taxes each year. In years four and five, dividends are cumulative and will accrue and be paid at 7% per annum and are not contingent on the achievement of any earnings target. Dividends will not be paid in 1995 based on The Safety Zone catalog's 1995 operating results.

     The Series B Stock is convertible at any time, at $6.66 per share, subject to antidilution, at the option of the holder and is convertible at the Company's option if the market value of the Company's Common Stock is greater than $6.66 per share, subject to antidilution, for 20 trading days in any consecutive 30 day trading period or at the holder's option from time to time. If, after five years, the Series B Stock is not converted, it is mandatorily redeemable, at the Company's option, in cash or for 952,359 shares of the Company's Common Stock provided the market value of the stock is at least $6.33 per share, subject to antidilution. If the market value of the Company's Common Stock does not meet this minimum, the redemption rate is subject to adjustment which would increase the number of shares for which the Series B Stock is redeemed.

     The fair value of the Series B Stock, which is based on an independent appraisal, is $.9 million less than the stated value. This discount is being amortized over a five year period and resulted in a charge of $.2 million to preferred stock dividends in the statement of income for 1995.

     Warrants - The warrants outstanding at December 30, 1995 are as follows:

                                      WARRANTS             EXERCISE          EXPIRATION
                                       ISSUED                PRICE              DATE
                                       ------                -----              ----
                                      1,541,301              $2.42             8/01/98
                                      3,157,884               2.91             8/01/98
                                        334,550               2.19             8/01/98
                                      ---------
                                      5,033,735

     All of the above issued warrants are held by NAR and its affiliates.

     As previously discussed, the Company issued to Sears a performance warrant to purchase up to 7 million shares of Common Stock in 1999. This performance warrant is not reflected in the above table.

     General - At December 30, 1995, there were 93,452,768 shares of Common Stock, 78,300 shares of 6% Preferred Stock and 634,900 shares of Series B Stock outstanding. Additionally, an aggregate of 15,087,471 shares of Common Stock were reserved for issuance pursuant to (i) the exercise of outstanding options (265,000), (ii) the exercise of outstanding warrants (12,033,735), (iii) the Executive Equity Incentive Plan (1,021,170), (iv) the Restricted Stock Award Plan (275,700), and (v) the All Employee Equity Investment Plan (1,491,866).

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which is effective in 1996. The statement encourages entities to adopt the fair value based method of accounting for employee stock options, as opposed to the Company's current method, which measures compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has not as yet decided whether it will adopt SFAS No. 123 for financial statement purposes, however at a minimum it will be required to disclose in its footnotes to the financial statements, additional information relating to the Company's various stock-based employee benefit plans and the Company's pro forma net income and earnings per share, as if the options granted were expensed at their estimated fair values at the time of grant. If the Company decides to adopt SFAS No. 123 for financial statement purposes, an additional expense will be recorded, however the Company has not as yet calculated the impact of the adoption.

     Dividend Restrictions - The Company is restricted from paying dividends on its Common Stock or from acquiring its capital stock by certain debt covenants contained in agreements to which the Company is a party.

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

     Changes in options outstanding and options available for grant, expressed in numbers of shares, are as follows:

                                                         1993              1994              1995
                                                      ----------        -----------        ---------
                  Options outstanding,
                   beginning of period                   603,765           365,250          496,050
                  Granted                                   -              162,000           70,000
                  Exercised                                 -               (1,000)            -
                  Expired                               (214,165)          (20,700)        (334,050)
                  Cancelled                              (24,350)           (9,500)        (142,000)
                                                       ---------         ---------        ---------
                  Options outstanding,
                   end of period                         365,250           496,050           90,000
                                                       =========         =========        =========
                  Options exercisable,
                  end of period                          365,250           334,050           20,000
                                                       =========         =========        =========
                  Available for grant of
                   options, end of period              1,583,833         1,452,033        1,858,083
                                                       =========         =========        =========

     The option prices and amounts are: $1.75 - 20,000 shares, $2.25 - 50,000 shares and $3.50 - 20,000 shares.

     In June 1994, one director was granted non-qualified options to purchase 55,000 shares at an exercise price of $6.125 per share which expire in 2000. In September 1992, six directors were granted options to purchase 20,000 shares each, at the market price, which at the time was $1.75 per share. These option grants were approved at the 1993 Annual Meeting of Shareholders and the options expire in 1997. The table above does not include these option grants.

     Hanover Direct, Inc. Savings Plan - The 401(k) Savings and Retirement Plan (the "401(k) Plan") allows eligible employees to contribute a percentage of their annual compensation to the 401(k) Plan. The Company makes matching contributions of one-third of the employees' pre-tax contributions. Participants may invest contributions in various investment funds, in addition to a guaranteed investment fund or in the Company's Common Stock.

     The Company's contributions charged to expense for 1993, 1994 and 1995 were approximately $431,000, $608,000 and $556,000, respectively.

     Supplemental Retirement Plan - The Supplemental Retirement Plan (the "Retirement Plan") allows eligible employees to make contributions to a trust where the contributions are invested by the trust for each participant in a tax free money market fund. The Company makes matching contributions. Company contributions charged to expense in 1993, 1994 and 1995 amounted to approximately $130,000, $192,000 and $222,000, respectively.

     The Retirement Plan permits eligible employees to contribute up to 4% of their salary. The Company matches all participant contributions, up to 50% of their contributions with a cap of 2%. The Retirement Plan is not tax-qualified under the applicable provisions of the Internal Revenue Code of 1986, as amended.

     Incentive Compensation Plan - Bonus arrangements with certain executives and key employees generally provide for additional compensation based upon the attainment of certain profit levels, as well as other performance measures. These bonuses approximated an aggregate of $.4 million, $1.1 million and $1.5 million in 1993, 1994 and 1995, respectively. Under the bonus plan, 25% of the bonus is deferred and payable in cash or restricted stock that vests over a three year period.

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

Changes in shares, options outstanding and options available for grant, expressed in numbers of shares, for the Incentive Plan are as follows:

                                                              1993               1994                  1995
                                                          -----------        -----------           -----------
Shares outstanding  beginning of period                                          663,830               753,830
Shares purchased                                              663,830             90,000               143,333
Shares cancelled                                                -                   -                  (20,000)
                                                          -----------        -----------           -----------
Shares outstanding
end of period                                                 663,830            753,830               877,163
                                                          -----------        -----------           -----------
Options outstanding,
beginning of period                                            -               1,101,000             1,073,836
Options granted                                             1,327,660            180,000               286,666
Options cancelled                                            (226,660)          (207,164)             (339,332)
                                                          -----------        -----------           -----------
Options outstanding,
end of period                                               1,101,000          1,073,836             1,021,170
                                                          -----------        -----------           -----------
Total shares and options
outstanding, end of period                                  1,764,830          1,827,666             1,898,333
                                                          ===========        ===========           ===========
Available for grant of
options and shares, end of period                             635,170            572,334               501,667
                                                          ===========        ===========           ===========

     The purchase prices per share of the Company's Common Stock upon exercise of stock options are as follows: $1.75 - 30,000 shares, $2.25 - 33,333 shares, $2.50 - 676,505 shares, $2.63 -50,000 shares, $2.75 - 133,332 shares, $3.00 -
20,000 shares, $3.89 - 20,000 shares and $4.50 - 58,000 shares. Options granted under the Incentive Plan become exercisable three years after the dates of grant and expire six years from the dates of grant. The purchase price shall be paid in full at the time of purchase in cash or shares of the Company's Common Stock valued at their fair market value or in a combination thereof. The difference between the Option Price and the fair market value of the Common Stock on the Tandem Investment Dates is being amortized over the three-year period in which the options become exercisable. The amount of amortization charged to expense was approximately $170,000, $137,000 and $72,000 for 1993, 1994 and 1995,
respectively, net of forfeitures.

     Changes to the notes receivable related to the Incentive Plan are as follows:

                                                               1993             1994              1995
                                                           ------------     ------------      ------------
Notes receivable balance beginning period                        -            $1,424,000        $1,522,000
Total consideration given by HDI                             $1,707,000          328,000           229,000
Payments                                                       (283,000)        (230,000)         (100,000)
                                                             ----------       ----------        ----------
Notes receivable balance end of period                       $1,424,000       $1,522,000        $1,651,000
                                                             ==========       ==========        ==========

     The Incentive Plan participants purchased shares at prices ranging from $1.75 to $4.50 with the Company accepting notes bearing interest at rates ranging from 5.35% to 7.75%.

     Restricted Stock Award Plan - In December 1992, the Board of Directors adopted the 1993 Restricted Stock Award Plan (the "Restricted Stock Plan"). Each full-time or permanent part-time employee of the Company or its affiliates selected by the Compensation Committee who holds a key position that the Compensation Committee shall have been designated for eligibility in the Restricted Stock Plan, has attained the age of 18, has performed at least 12 months of continuous service with the Company or an affiliate of the Company and is not covered by a collective bargaining agreement may participate in the Restricted Stock Plan. Pursuant to the Restricted Stock Plan, the Compensation Committee from time to time may award shares of the Company's Common Stock ("Award Shares") to such participants. The Award Shares received by such participants are not transferable (other than by will or the laws of descent and distribution) until the vesting date or when such participant attains the age of 65, dies or becomes permanently disabled, and are subject to forfeiture in the event the participant ceases to be an employee prior to that date. An aggregate of 500,000 shares of the Company's Common Stock have been reserved for issuance under the Restricted Stock Plan. During 1993, 224,300 shares were awarded to participants aggregating $785,000. Such amount is being amortized over a three-year vesting period. The amount of amortization charged to expense was approximately $188,000 in 1993, $292,000 in 1994 and $219,000 in 1995, net of
forfeitures.

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

     An eligible employee will be granted a right to purchase a specific number of shares of the Company's Common Stock by the Compensation Committee, based on the eligible employee's salary level. The purchase price of the Company's Common Stock in the Investment Plan shall be the average market value of a share of the Company's Common Stock during the 20 days prior to the first day of the subscription period, less a 40% discount. The shares received by such participants are not transferable (other than by will or the laws of descent and distribution) until the vesting date or when such participant attains the age of 65, dies or becomes permanently disabled, and are subject to forfeiture in the event the participant ceases to be an employee prior to that date. The employees who choose to participate in the Investment Plan vest in their shares equally over a three-year period beginning with the first anniversary of the day subsequent to the final day of the subscription period or when they reach the age of 65, die or become permanently disabled. An aggregate of 2,000,000 shares of the Company's Common Stock have been reserved for issuance under the Investment Plan.

Changes in shares outstanding and available for grant, expressed in numbers of shares for the Investment Plan are as follows:

                                                                    1993                    1994                 1995
                                                             ---------------       -----------------      ---------------
Shares outstanding,  beginning of period                                                     211,883              380,563
Shares purchased                                                     223,508                 260,124              216,931
Forfeited                                                             11,625                  91,444               89,360
                                                             ---------------       -----------------      ---------------
Shares outstanding end of period                                     211,883                 380,563              508,134
                                                             ===============       =================      ===============
Shares available for grant, end of period                          1,788,117               1,619,437            1,491,866
                                                             ===============       =================      ===============

     The difference between the market price and the discounted price aggregated approximately $.4 million, $.4 million and $.2 million in 1993, 1994 and 1995, respectively. These amounts have been reduced by approximately $46,000 in 1993, $226,000 in 1994 and $181,000 in 1995 which have been charged to amortization expense.

10.  INCOME TAXES

     At December 30, 1995, the Company had net operating loss carryforwards ("NOLs") totalling $162.5 million, which expire as follows: In the year 2001 - $17.3 million, 2003 - $14.6 million, 2004 - $14.3 million, 2005 - $20.6 million,
2006 - $46.9 million, 2007 - $27.7 million and 2010 - $21.1 million. The Company also has $1 million of general business tax credit carryforwards that expire in 2000 through 2009. The Company's available NOLs for tax purposes consists of $91.4 million of NOLs subject to a $4 million annual limitation under Section 382 of the Internal Revenue Code of 1986 and $71.2 million of NOLs not subject to a limitation.

     The unused portion of the $4 million annual limitation for any year may be carried forward to succeeding years to increase the annual limitation for those succeeding years. In addition, the Company's entire $91.4 million of NOLs, subject to the limitation, may be used to offset future taxable income generated by July 1996 from built-in gains (generally, taxable income from the sale of appreciated assets held by the Company at the date of its change in ownership in July 1991) without reference to the limitation.

     SFAS 109 requires that the future tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be "more likely than not". In 1992 management determined that, based upon the conversion of interest-bearing debentures to equity, the issuance of additional Common Stock, the disposal of unprofitable discontinued restaurant operations, the Company's history of prior operating earnings in the direct marketing business and its expectations for the future, the operating income of the Company will, more likely than not, be sufficient to utilize $30 million of deductible temporary differences and NOLs prior to their expiration. In making such determination, the Company adjusted 1992 income by eliminating interest expense related to retired debt and assumed that such adjusted 1992 income level could be obtained in each of the next three years. The Company maintained a consistent adjusted income level in 1993. In 1994, the Company continued the practice of estimating the NOLs that it could utilize over the subsequent three years and estimated that it would be able to utilize up to $43 million of NOLs over the next three years based on the pre-tax income of the most recent two years. Despite incurring an additional $21.1 million NOL in 1995, management believes that the Company will be able to utilize up to $43 million of NOLs over the next three years based upon the Company's assessment of numerous factors, including its future operating plans and its pre-tax income in 1993 and 1994 and its 1995 NOL.

     For the year ended January 1, 1994, the Company recognized an additional deferred tax asset of $.6 million, reflecting the effect of the increase in the Federal corporate income tax rate (from 34% to 35%). For the year ended December 31, 1994, the Company reduced its valuation allowance by $4.4 million, reflecting the increase in management's assessment of the future utilization of the Company's NOLs and deductible temporary differences. For the year ended December 30, 1995, the Company maintained its deferred tax asset of $15 million (net of a valuation allowance of $48.5 million). Management believes that the $15 million net deferred tax asset represents a reasonable estimate of the future utilization of the NOLs and will continue to routinely evaluate the likelihood of future profits and the necessity of future adjustments to the deferred tax asset valuation allowance.

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

     The Company's Federal income tax provision was $5.9 million in 1993, $4.2 million in 1994 and zero in 1995. The 1994 provision was offset by utilization of the NOLs. In addition, the Company recognized the $4.4 million benefit in 1994 discussed above. The Company's provision for state income taxes was $.5 million in 1993, $.9 million in 1994 and $1.0 million in 1995.

     The following is reconciliation of the Company's net income for financial statement purposes to taxable income (loss) for the years ended January 1, 1994, December 31, 1994 and December 30, 1995 (in thousands):

                                                                 1993              1994             1995
                                                              ----------        ----------       -------
         Net income (loss)..................................    $ 17,337         $ 14,838         ($30,230)
          Income tax provision (benefit)....................        (130)          (3,509)           1,003
                                                                --------         --------         --------
         Income (loss) before income taxes..................      17,207           11,329          (29,227)
                                                                --------         --------         --------
         Differences between income before taxes
         for financial statement purposes and
         taxable income:
          State income taxes................................        (501)            (860)          (1,003)
          Utilization of carryovers.........................      (2,543)         (12,652)              -
          Differences attributable to subsidiary not
           included in Company's tax return.................                                          (313)
          Permanent differences.............................          28              717            1,223
          Net change in temporary
           differences......................................     (14,191)           1,466            8,190
                                                                --------         --------         --------
                                                                 (17,207)         (11,329)           8,097
                                                                --------         --------         --------
         Taxable income (loss)..............................    $     -          $     -          ($21,130)
                                                                ========         ========         ========

     The components of the net deferred tax asset at December 30, 1995 are as follows (in millions):

                                                                                   Non-
                                                                   Current        current            Total
                                                                   -------        -------            -----
Federal tax NOL and business tax credit
 carryforwards..............................................       $  -           $ 57.9            $ 57.9
Allowance for doubtful accounts.............................          1.7            -                 1.7
Inventories.................................................          1.5            -                 1.5
Prepaid catalog costs.......................................         (1.8)           -                (1.8)
Excess of net assets of acquired business...................          -             (1.4)             (1.4)
Accrued liabilities.........................................          2.3            -                 2.3
Customer prepayments and credits............................          1.7            -                 1.7
Tax basis in net assets of discontinued operations
 in excess of financial statement amount....................          0.6            -                 0.6
Other    ...................................................          -              1.0               1.0
                                                                   ------         ------            ------
Deferred tax asset..........................................          6.0           57.5              63.5
Valuation allowance.........................................         (2.7)         (45.8)            (48.5)
                                                                   ------         ------            ------
Deferred tax asset, net ....................................       $  3.3         $ 11.7            $ 15.0
                                                                   ======         ======            ======

     The Company has established a valuation allowance for a portion of the deferred tax asset, due to the limitation on the utilization of the NOLs and its estimate of the future utilization of the NOL's.

     The Company's tax returns for years subsequent to 1984 have not been examined by the Internal Revenue Service ("IRS"). Availability of the NOLs might be challenged by the IRS upon examination of such returns which could affect the availability of the NOLs. The Company believes, however, that IRS challenges that would limit the utilization of the NOLs will not have a material adverse effect on the Company's financial position.

     Total tax expense for each of the three fiscal years presented differ from the amount computed by applying the Federal statutory tax rate due to the following:

                                                                          1993             1994              1995
                                                                        PERCENT          PERCENT           PERCENT
                                                                       OF PRE-TAX       OF PRE-TAX        OF PRE-TAX
                                                                         INCOME           INCOME            INCOME
                                                                         ------           ------            ------
Tax (benefit) at Federal statutory rate........................            35.0%             35.0%          (35.0%)
State and local taxes..........................................             1.9               4.9             2.2
Effect of Federal rate change on deferred tax asset.............           (3.7)              -               -
Reversal of valuation allowance ...............................             -               (38.5)            -
Net increase in (reversal of) temporary differences............           (28.9)              4.5             9.7
Utilization of contribution and NOL carryover..................            (5.4)            (39.1)            -
Tax NOLs for which no benefit could be recognized                             -               -              25.3
Other..........................................................             0.3               2.2             1.2
                                                                         ------           -------          ------
                                                                           (0.8%)           (31.0%)           3.4%
                                                                         ======           =======          ======

11.  LEASES

     Certain leases to which the Company is a party provide for payment of real estate taxes and other expenses. Most leases are operating leases and include various renewal options with specified minimum rentals. Rental expense for operating leases related to continuing operations were as follows (in thousands):

                                              1993          1994          1995
                                              ----          ----          ----
       Minimum rentals                      $  9,458      $ 13,572      $13,070
                                            ========      ========      =======

     Future minimum lease payments under noncancellable operating and capital leases relating to continuing operations that have initial or remaining terms in excess of one year, together with the present value of the net minimum lease payments as of December 30, 1995, are as follows (in thousands):

                                                                   OPERATING           CAPITAL
       YEAR ENDING                                                   LEASES             LEASES
       -----------                                                   ------             ------
       1996...................................................      $ 9,815              $1,659
       1997...................................................        7,722               1,396
       1998...................................................        6,075                 432
       1999...................................................        5,296                  20
       2000...................................................        4,736                -
       Thereafter.............................................       35,391                -
                                                                    -------              ------
       Total minimum lease payments...........................       69,035               3,507
                                                                    =======
       Less amount representing interest (a)..................                              274
                                                                                         ------
       Present value of minimum lease payments (b)............                           $3,233
                                                                                         ======

 (a) Amount necessary to reduce net minimum lease payments to present value calculated at the Company's incremental borrowing rate at the inception of the leases.

 (b) Reflected in the balance sheet as current and noncurrent capital lease obligations of $628,000 and $1,196,000 at December 31, 1994 and $1,260,000 and
$1,973,000 at December 30, 1995, respectively.

     The future minimum lease payments under noncancellable leases that remain from the discontinued restaurant operations as of December 30, 1995 are as follows: 1996 - $1.3 million; 1997 - $1.3 million; 1998 - $1.3 million; 1999 -
$1.3 million; 2000 - $1.3 million; and thereafter $11.7 million. The above amounts exclude annual sublease income of $1.2 million from subleases which have the same expiration as the underlying leases.

     In connection with the Company's investment in Blue Ridge, a subsidiary of the Company is contingently liable with respect to the lease obligation related to the apparel distribution center in Roanoke, Virginia.

12.  RELATED PARTY TRANSACTIONS

     At December 30, 1995, current and former officers and executives of the Company owed the Company approximately $2.2 million of which approximately $1.7 million relates to receivables under the Executive Equity Incentive Plan. These amounts due to the Company bear interest at rates ranging from 5.35% to 7.75% and are due from 1999 to 2001. The remaining $.5 million is due on demand from two officers of the Company and bears interest at rates ranging from 6.0% to 7.96%.

     Since January 1993, pursuant to a consulting arrangement, a subsidiary of NAR renders management consulting, business advisory and investment banking services to the Company for an annual fee of $750,000. NAR will not collect such a fee in 1996.

     At December 30, 1995, NAR owned approximately 50% of the Company's outstanding Common Stock and would own 53% upon excercising all of their outstanding warrants.

13.  COMMITMENTS AND CONTINGENCIES

     On or about September 2, 1994, a complaint was filed in the United States District Court for the District of New Jersey by Veronica Zucker, an individual who allegedly purchased shares of Common Stock of the Company in the public offering completed on April 7, 1994, against the Company, all of its directors, certain of its officers, Sun Life Insurance Company of America, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Alex. Brown & Sons, Incorporated. The complaint, which purports to be filed on behalf of a class of all persons who purchased the Common Stock of the Company in the public offering or thereafter through and including August 14, 1994, seeks to recover monetary damages the class has allegedly suffered as a result of certain alleged false and materially misleading statements contained in the Company's public offering prospectus dated March 30, 1994. In lieu of an answer, defendants filed a motion to dismiss the complaint in its entirety for failure to state a claim upon which relief can be granted. On May 23, 1995, the United States District Court for the District of New Jersey dismissed the plaintiff's claim, with prejudice, for failure to state a claim upon which relief could be granted. On June 22, 1995, plaintiff filed a notice of appeal of the May 23, 1995 decision to the United States Court of Appeal for the Third Circuit. The appeal was submitted on the briefs on March 11, 1996. On March 26, 1996, the Court rendered its decision affirming the District Court's decision.

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

     In connection with certain discontinued restaurant transactions, the Company remains contingently liable with respect to lease obligations for 9 restaurant properties, should the buyers fail to perform under the agreements. The future minimum lease payments as of December 30, 1995 are as follows (in thousands): 1996 - $336; 1997 - $278; 1998 - $192; 1999 - $192; 2000 - $143; and
thereafter $403.

14.  SUBSEQUENT EVENTS:

     In March 1996 the Company announced that the Board of Directors had voted to conduct a rights offering for $40 million of the Company's Common Stock after completion of the first quarter. The rights will be exercisable at a price to be determined at the time of commencement of the rights offering equal to 75% of the then-current market price, but not less than $1.00 nor more than $1.50 per share. NAR Group Limited, the Company's majority shareholder, will receive rights entitling it to purchase approximately 50% of the shares to be offered in the rights offering and has agreed to exercise such rights. In addition, NAR has agreed to standby and purchase all shares not subscribed by common shareholders and will receive a fee as a result. The proceeds of the rights offering will be used by the Company to repay the 9.25% Senior Subordinated Notes due on August 1, 1998 held by an affiliate of NAR, and for other general corporate purposes, including repaying outstanding indebtedness under its revolving credit facility. At such time the Company will record an extraordinary expense related to the early extinquishment of this debt, representing the write-off of the unamortized debt issuance costs of approximately $1.4 million.

     In February 1996, the Company announced that Rakesh K. Kaul was named President and Chief Executive Officer and elected to the Board of Directors effective March 7, 1996. Mr. Kaul has most recently served as Vice Chairman and Chief Operating Officer of Fingerhut Companies, Inc.

15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                         FIRST             SECOND            THIRD            FOURTH
                                                        QUARTER           QUARTER           QUARTER          QUARTER
                                                        -------           -------           -------          -------
                                                                  (in thousands, except per share amounts)
  1994
Revenues                                                $179,226          $185,113         $178,282          $226,263
Gross profit                                              64,942            70,243           62,407            84,815
Income from operations                                     4,258             4,145            1,159             6,413
                                                        --------          --------         --------          --------
NET INCOME                                                 3,144             2,843              640             8,211

Preferred stock dividends                                    (35)              (35)             (41)              (23)
                                                        --------          --------         --------          --------
Net income applicable to
 Common Shareholders                                    $  3,109          $  2,808         $    599          $  8,188
                                                        ========          ========         ========          ========

Net income per share                                    $   0.04          $   0.03         $   0.01          $   0.09
                                                        ========          ========         ========          ========

                                                         FIRST             SECOND            THIRD            FOURTH
                                                        QUARTER           QUARTER           QUARTER          QUARTER
                                                        -------           -------           -------          -------
                                                                  (in thousands, except per share amounts)
  1995
Revenues                                                $176,592          $182,774         $169,175          $221,227
Gross profit                                              62,905            63,003           54,285            79,565
Loss from operations                                      (4,147)           (5,988)          (6,042)           (6,442)
                                                        --------          --------         --------          --------
NET LOSS                                                  (4,903)           (7,490)          (9,586)           (8,011)

Preferred stock dividends                                    (45)              (59)             (66)              (70)
                                                        --------          --------         --------          --------

Net loss applicable to
 Common Shareholders                                    $ (4,948)         $ (7,549)        $ (9,652)         $ (8,081)
                                                        ========          ========         ========          ========

Net loss per share                                      $  (0.05)         $  (0.08)        $  (0.10)         $  (0.09)
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

(b)  Identification of Executive Officers.

                                                    TITLE AND OTHER                                          OFFICE HELD
NAME                           AGE                   INFORMATION(A)                                             SINCE
----                           ---                   --------------                                             -----
Rakesh K. Kaul                 44                President, Chief Executive                                     1996
                                                 Officer and Director since March 7, 1996.
                                                 From 1995 until February 1996, Mr. Kaul was
                                                 the Vice Chairman and Chief Operating
                                                 Officer of Fingerhut Companies, Inc.
                                                 From January 1992 until March 1995, Mr. Kaul
                                                 was also the Executive Vice President and
                                                 Chief Administrative Officer of Fingerhut.
                                                 Prior to January 1992, Mr. Kaul was the Senior
                                                 Vice President, Strategy and Finance and a
                                                  director at Shaklee Corporation.

Michael P. Sherman             43                Executive Vice President,                                      1990
                                                 Corporate Affairs, General
                                                 Counsel and Secretary.  Mr. Sherman
                                                 joined the Company in 1983 and was
                                                 elected Vice President-Assistant Secretary.
                                                 From 1986 to 1990, Mr. Sherman held the
                                                 position of Senior Vice President, General
                                                 Counsel and Secretary.

Wayne P. Garten                43                Executive Vice President and                                   1990
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

Michael Lutz                   53                Executive Vice President Operations                            1995
                                                 since September 1994.  Prior to September
                                                 1994, Mr. Lutz held various positions with New
                                                 Hampton, Inc./ Avon Direct Response.

Chuck Hudson                   50                Executive President, Men's Apparel since                       1995
                                                 September 1993.  Mr. Hudson joined the
                                                 Company in 1986 as Vice President, Marketing.

Edward J. O'Brien              52                Senior Vice President and                                      1991
                                                 Treasurer.  Mr. O'Brien joined the
                                                 Company in 1986 and was elected
                                                 Vice President in 1988.

Robert G. Kramer               52                Senior Vice President, MIS since October 1994.                 1995
                                                 Prior to October 1994, Mr. Kramer held various
                                                 positions with New Hampton, Inc./Avon Direct
                                                 Response.

        Jack E. Rosenfeld resigned as President and Chief Executive Officer and as a Director effective December 30, 1995. Alan G. Quasha, the Company's Chairman of the Board, served as acting President and Chief Executive Officer from January 1, 1996 until March 7, 1996.

---------------
(a) All references to dates and positions held by such executive officers prior to September 1993 refer to the Company's predecessor, The Horn & Hardart Company ("H&H"). H&H merged with and into the Company in September 1993, with the Company surviving.

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

                                   P A R T  IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report.

                                                                                           PAGE NO.
                                                                                           --------
         1.       Report of Independent Public Accountants
                  Hanover Direct, Inc. and Subsidiaries Financial
                  Statements                                                                  26

                  Consolidated Balance Sheets as of December 31, 1994
                  and December 30, 1995                                                       27

                  Consolidated Statements of Income for the
                  three years ended December 30, 1995                                         29

                  Consolidated Statements of Cash Flows for the three
                  years ended December 30, 1995                                               30

                  Consolidated Statements of Shareholders' (Deficit)
                  Equity for the three years ended December 30, 1995                          32

                  Notes to Consolidated Financial Statements                                  33

                  Supplementary Data:

                  Selected quarterly financial information (unaudited)
                  for the two fiscal years ended December 30, 1995                            53

         2.       Index to Financial Statement Schedule

                  Schedule II - Valuation and Qualifying Accounts                             61

                  Schedules other than that listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3.       Exhibits

                  The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index.

(b)      Reports on Form 8-K

         Current Report on Form 8-K dated September 30, 1995 reporting the
         Company's third quarter financial results under Item 5 Other Events.

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

                                                        HANOVER DIRECT, INC.
                                                        (registrant)


Date:  March 29, 1996                                   By: s/Rakesh K. Kaul
                                                        ------------------------
                                                        Rakesh K. Kaul, Director
                                                        President and Chief
                                                        Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated below.

         Principal Financial Officer:


         s/Wayne P. Garten
         ----------------------------------
         Wayne P. Garten
         Executive Vice President and
         Chief Financial Officer

         Board of Directors:

         s/Ralph Destino                                s/Edmund R. Manwell
         ----------------------------------             ----------------------------------
         Ralph Destino, Director                        Edmund R. Manwell, Director

         s/J. David Hakman                              s/Alan G. Quasha
         ----------------------------------             ----------------------------------
         J. David Hakman, Director                      Alan G. Quasha, Director

         s/S. Lee Kling                                 s/Geraldine Stutz
         ----------------------------------             ----------------------------------
         S. Lee Kling, Director                         Geraldine Stutz, Director

         s/Theodore H. Kruttschnitt                     s/Jeffrey Laikind
         ----------------------------------             ----------------------------------
         Theodore H. Kruttschnitt, Director             Jeffrey Laikind, Director

         s/Elizabeth Valk Long                          s/Robert F. Wright
         ----------------------------------             ----------------------------------
         Elizabeth Valk Long, Director                  Robert F. Wright, Director





         Date:  March 29, 1996

                                                                     Schedule II

                                 HANOVER DIRECT
                        VALUATION AND QUALIFYING ACCOUNTS
       YEARS ENDED DECEMBER 30, 1995, DECEMBER 31,1994 AND JANUARY 1,1994

-----------------------------------------------------------------------------------------------------------------
             COLUMN A                    COLUMN B                COLUMN C              COLUMN D      COLUMN E
-----------------------------------------------------------------------------------------------------------------

                                                                ADDITIONS
                                                       ----------------------------
                                        BALANCE AT     CHARGED TO      CHARGED TO
                                        BEGINNING      COSTS AND     OTHER ACCOUNTS   DEDUCTIONS     BALANCE AT
            DESCRIPTION                 OF PERIOD      EXPENSES         DESCRIBE       DESCRIBE    END OF PERIOD
-----------------------------------------------------------------------------------------------------------------


1995:
----------------------------------

ALLOWANCE FOR DOUBTFUL
   ACCOUNTS RECEIVABLE, CURRENT       $ 3,912,000      4,796,000 (4)      42,000   (1)  4,760,000    $ 3,990,000

RESERVES FOR
   DISCONTINUED OPERATIONS              1,668,000                                  (2)     29,585      1,638,415

DEFERRED TAX ASSET
   VALUATION ALLOWANCE                 38,600,000                (7)   9,900,000                      48,500,000

ALLOWANCE FOR NET UNREALIZED
   LOSSES ON CONVERTIBLE
   DEBT SECURITIES                      1,000,000                                                      1,000,000


1994:
----------------------------------

ALLOWANCE FOR DOUBTFUL
   ACCOUNTS RECEIVABLE, CURRENT         4,244,000      3,931,000                   (1)  4,263,000      3,912,000

RESERVES FOR
   DISCONTINUED OPERATIONS              2,558,000                                  (2)    890,000      1,668,000

DEFERRED TAX ASSET
   VALUATION ALLOWANCE                 49,700,000                                  (6) 11,100,000     38,600,000

ALLOWANCE FOR NET UNREALIZED
   LOSSES ON CONVERTIBLE
   DEBT SECURITIES                                     1,000,000                                       1,000,000


1993:
----------------------------------

ALLOWANCE FOR DOUBTFUL
   ACCOUNTS RECEIVABLE, CURRENT         6,386,000      3,676,000 (4)     134,000   (1)  5,952,000      4,244,000

RESERVES FOR
   DISCONTINUED OPERATIONS              3,464,000                                  (2)    906,000      2,558,000

DEFERRED TAX ASSET
   VALUATION ALLOWANCE                 53,000,000                (5)   2,600,000   (3)  5,900,000     49,700,000

-----------------------------------------------------------------------------------------------------------------

(1) Accounts written -off.
(2) Utilization of reserves.
(3) Utilization of valuation allowance.
(4) Represents acquired allowance for doubtful accounts receivable.
(5) Represents available NOL's and the effect of the increase in corporate tax rates from 34% to 35%.
(6) Represents decrease due to: utilization of valuation allowance and recognition of NOL's estimated to be utilized by future operating results.
(7) Represents the increase in the valuation allowance offset by an increase in the gross deferred tax asset.

                                  EXHIBIT INDEX

EXHIBIT NUMBER
ITEM 601 OF                DESCRIPTION OF DOCUMENT AND INCORPORATION                          PAGE
REGULATION S-K             BY REFERENCE WHERE APPLICABLE                                       NO.
--------------             -----------------------------                                      ----
         2.1               Asset Purchase Agreement dated as of December 1, 1994
                           among the Company, LWI Holdings, Inc., Bankers Trust
                           Company, Leichtung, Inc. and DRI Industries, Inc.
                           Incorporated by reference to the Company's Annual
                           Report on Form 10-K for the year ended December 31,
                           1994.

         2.2               Stock Purchase Agreement dated as of February 16,
                           1995 among the Company, Hanover Holdings, Inc., Aegis
                           Safety Holdings, Inc., F.L. Holdings, Inc., Roland A.
                           E. Franklin, Martin E. Franklin, Jonathan Franklin,
                           Floyd Hall, Frederick Field, Homer G. Williams, Frank
                           Martucci, Norm Thompson Outfitters, Inc. and Capital
                           Consultants, Inc., (as agent)(collectively, the
                           "Aegis Sellers"). Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

         2.3 Stock Purchase Agreement dated as of May 19, 1995 by and among the Company, Austad Holdings, Inc. ("AHI"),
                           The Austad Company ("TAC"), David B. Austad ("DBA"),
                           Denise Austad ("DA"), David Austad, as custodian
                           ("DBAC"), Oscar Austad, Dorothy Austad, Randall
                           Austad, Kristi Austad, Lori Miller, Robin Miller,
                           Kerri Derenge, Sharon Stahl, Lori Miller, as custodian, Dorothy Austad, as attorney-in-fact, and Kara Miller (collectively, the "Austad Individuals").
                           FILED HEREWITH.

         2.4               Agreement and Plan of Corporate Separation and
                           Reorganization dated as of February 16, 1996 by and among the Company, AHI, TAC, DBA, DBAC, and DA. FILED
                           HEREWITH.

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

         3.3               By-laws. Incorporated by reference to the Company's
                           Registration Statement on Form S-4 filed on April 16,
                           1993, Registration No. 33-6152.

         3.4               Certificate of Designation of Series B Convertible
                           Additional Preferred Stock of the Company.
                           Incorporated by reference to the Company's Annual
                           Report on Form 10-K for the year ended December 31, 1994.

         4.1               Indenture between the Company and First Trust
                           National Association, as Trustee ("Trustee"), dated as of August 17, 1993. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 1, 1994.

         4.2 First Supplement Indenture dated as of March 28, 1995 between the Company, the Guarantor Subsidiaries and the Trustee. FILED HEREWITH.

         4.3               Second Supplemental Indenture dated as of November
                           14, 1995 between the Company, the Guarantor
                           Subsidiaries and the Trustee. FILED HEREWITH.

         4.4               Warrant Agreement dated as of October 25, 1991 ('NAR
                           Warrant") between the Company* and NAR Group Limited
                           ("NAR") for 279,110 shares of Common Stock.
                           Incorporated by reference to the Company's* Current
                           Report on Form 8-K dated October 25, 1991.

         4.5 Registration Rights Agreement dated as of July 8,1991 among the Company*, NAR and Intercontinental Mining &
                           Resources Limited ("IMR"). Incorporated by reference to the Company's* Current Report on Form 8-K Dated
                           July 10, 1991.

         4.6 Warrant Agreement dated as of January 1, 1994 between the Company and Sears Shop At Home Services, Inc.
                           ("Sears"). Incorporated by reference to the Company's
                           Annual Report on Form 10-K for the year ended
                           December 31, 1994.

         4.7               Registration Rights Agreement dated as of February
                           16, 1995 among the Company and the Aegis Sellers.
                           Incorporated by reference to the Company's Annual
                           Report on Form 10-K for the year ended December 31, 1994.

         4.8 Warrant Agreement dated as of July 8, 1991 between the Company and IMR for 1,750,000 shares of Common
                           Stock. Incorporated by reference to the Company's
                           Current Report on Form 8-K dated July 10, 1991.

         4.9 Warrant Agreement dated as of October 25, 1991 between the Company and NAR for 931,791 shares of Common Stock. Incorporated by reference to the Company's Current Report on Form 8-K dated October
                           25, 1991.

         4.10              Second Amendment to Warrant Agreement and Warrant
                           Certificate for 931,791 shares of Common Stock between the Company and NAR dated as of November 13, 1995. FILED HEREWITH.

         4.11              First Amendment to Warrant Agreement and Warrant
                           Certificate for 1,750,000 shares of Common Stock between the Company and IMR dated as of November 13, 1995. FILED HEREWITH.

         4.12              First Amendment to Warrant Agreement and Warrant
                           Certificate for 279,110 shares of Common Stock between the Company and NAR dated as of November 13, 1995. FILED HEREWITH.

         10.1 Stock Option Plan, as amended. Incorporated by reference to the Company's* Annual Report on Form
                           10-K for the fiscal year ended December 28, 1991.

         10.2              Account Purchase Agreement dated as of December 21,
                           1992 among the Company*, Hanover Direct Pennsylvania,
                           Inc. ("HDPI"), Brawn of California, Inc. ("Brawn") and General Electric Capital Corporation ("GECC").
                           Incorporated by reference to the Company's* Annual
                           Report on Form 10-K for the fiscal year ended
                           December 26, 1992.

         10.3 Amendment No. 1 to the Account Purchase Agreement dated as of July 12, 1993 among the Company*, HDPI, Brawn, Gumps By Mail, Gump's, Gump's Holdings and
                           GECC. Incorporated by reference to the Company's*
                           Current Report on Form 8-K dated July 12, 1993.

         10.4 Amendment No.2 to the Account Purchase Agreement dated as of June 1, 1995 among the Company, HDPI, Brawn, Gump's, Gump's By Mail, Gump's Holdings and
                           GECC. FILED HEREWITH.

         10.5              Waiver and Amendment No. 3 to the Account Purchase
                           Agreement dated as of December 14, 1995 among the Company, HDPI, Brawn, Gump's, Gump's By Mail,
                           Gump's Holdings and GECC. FILED HEREWITH.

         10.6 Form of Stock Option Agreement between the Company* and certain Directors of the Company, as amended.
                           Incorporated by reference to the Company's* Annual
                           Report on Form 10-K for the fiscal year ended
                           December 28, 1991.

         10.7              Executive Employment Agreement dated as of October
                           25, 1991 among the Company* and Jack E. Rosenfeld.
                           Incorporated by reference to the Company's Current
                           Report on Form 8-K dated October 25, 1991.

         10.8 Stock Option Agreement dated as of January 1, 1992 between the Company* and Jack E. Rosenfeld, as amended. Incorporated by reference to the Company's*
                           Annual Report on Form 10-K for the fiscal year ended
                           December 26, 1992.

         10.9              Registration Rights Agreement dated as of October 25,
                           1991 between the Company* and Jack E. Rosenfeld.
                           Incorporated by reference to the Company's* Current
                           Report on Form 8-K dated October 25, 1991.

         10.10 Employment Agreement dated as of October 14, 1991 between the Company* and Michael P. Sherman.
                           Incorporated by reference to the Company's* Current
                           Report on Form 8-K dated October 25, 1991.

         10.11 Amendment No. 1 to the Employment Agreement dated as of June 18, 1993 between the Company and Michael P.
                           Sherman. Incorporated by reference to the Company's
                           Annual Report on Form 10-K for the year ended January
                           1, 1994.

         10.12             Registration Rights Agreement dated as of October 14,
                           1991 between the Company* and Michael P. Sherman.
                           Incorporated by reference to the Company's* Current
                           Report on Form 8-K dated October 25, 1991.

         10.13 Employment Agreement dated as of October 14, 1991, between the Company* and Wayne P. Garten.
                           Incorporated by reference to the Company's* Current
                           Report on Form 8-K dated October 25, 1991.

         10.14 Amendment No. 1 to the Employment Agreement dated as of June 18, 1993 between the Company and Wayne P.
                           Garten. Incorporated by reference to the Company's
                           Annual Report on Form 10-K for the year ended January
                           1, 1994.

         10.15             Registration Rights Agreement dated as of October 14,
                           1991 between the Company* and Wayne P. Garten.
                           Incorporated by reference to the Company's* Current
                           Report on Form 8-K dated October 25, 1991.

         10.16 Form of Indemnification Agreement among the Company* and each of the Company's directors and executive officers. Incorporated by reference to the Company's*
                           Current Report on Form 8-K dated October 25, 1991.

         10.17             Letter Agreement dated May 5, 1989 among the
                           Company*, Theodore H. Kruttschnitt, J. David Hakman and Edmund R. Manwell. Incorporated by reference to the Company's* Current Report on Form 8-K dated May
                           10, 1989.

         10.18             Hanover Direct, Inc. Savings Plan as amended.
                           Incorporated by reference to the Company's Annual
                           Report on Form 10-K for the year ended January 1, 1994.

         10.19 Restricted Stock Award Plan. Incorporated by reference to the Company's* Registration Statement on Form S-8 filed on February 24, 1993, Registration No.
                           33-58760.

         10.20 All Employee Equity Investment Plan. Incorporated by reference to the Company's* Registration Statement on Form S-8 filed on February 24, 1993, Registration No.
                           33-58756.

         10.21 Executive Equity Incentive Plan. Incorporated by reference to the Company's* Registration Statement on Form S-8 filed on February 24, 1993, Registration No.
                           33-58758.

         10.22 Form of Supplemental Retirement Plan. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 1, 1994.

         10.23             License Agreement dated as of January 1, 1994 between
                           Hanover Ventures, Inc. and Sears. Incorporated by reference to the Company's Current Report on Form 8-K dated January 1, 1994.

         10.24             Loan and Security Agreement dated as of November 14,
                           1995 by and among Congress Financial Corporation,
                           ("Congress") Hanover Direct Pennsylvania, Inc., Brawn of California, Inc., Gump's by Mail, Inc., Gump's
                           Corp., The Company Store, Inc., Tweeds, Inc., LWI
                           Holdings, Inc., Aegis Catalog Corporation, Hanover
                           Direct Virginia, Inc and Hanover Realty Inc. FILED
                           HEREWITH.

         10.25             Subordination Agreement, dated as of November 14,
                           1995, among Congress, IMR and the Trustee. FILED
                           HEREWITH.

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