Form 10-K405/A
period 1995-12-30
HANOVER DIRECT INC
filed 1996-04-29
CIK 320333

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A1
                               (AMENDMENT NO. 1)

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 30, 1995

                         Commission file number 1-12082

                                HANOVER DIRECT, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                           13-0853260
          (State of incorporation)                 (I.R.S. Employer
                                                 Identification No.)

    1500 HARBOR BOULEVARD, WEEHAWKEN, NEW JERSEY                07087
      (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (201) 863-7300

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
       Title of each class                  on which registered
- ----------------------------------      -----------------------------
Common Stock, $.66 2/3 Par Value          American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. YES X NO
                                               ---    ---
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

As of March 21, 1996, the registrant had 93,516,651 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K is being filed to (1) include the information required by Part III of Form 10-K which had previously been omitted due to its proposed incorporation by reference into the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders and (2) add a new
Exhibit 23.1 (Consent of Independent Public Accountants) with a more recent date.

Item 10. Directors and Executive Officers of the Registrars

ITEM 11. EXECUTIVE COMPENSATION

DIRECTORS

     The Director, together with certain information furnished to the Company by each person, are set forth below.

     RALPH DESTINO, 59, has been the Chairman of Cartier, Inc., a luxury goods store, since 1985. Cartier, Inc. is a subsidiary of Compagnie Financiere Richemont, A.G. ("Richemont"), a Swiss public company engaged in the tobacco, luxury goods and other businesses and an affiliate of NAR. Mr. Destino also serves as a director of The Leslie Fay Companies, a manufacturer of dresses, suits, coats and sportswear which filed for protection under Chapter 11 of the U.S. Code in March 1993. Mr. Destino, a designee of NAR, was elected a Director of the Company in October 1991.

     J. DAVID HAKMAN, 54, has been the Chief Executive Officer of Hakman Capital Corporation, Burlingame, California, an investment and merchant banking firm, since 1980. Mr. Hakman also serves as a director of Concord Camera Corp., a firm which manufactures and distributes cameras. Mr. Hakman was the Chairman and a director of AFD Acquisition Corp. ("AFD"), a food distribution company, which filed for protection under Chapter 11 of the U.S. Code in June 1991 and emerged from Chapter 11 in September 1993. AFD has ceased operations and its assets have been distributed to creditors. Mr. Hakman, a designee of Mr. Kruttschnitt, was appointed a Director of the Company in May 1989 pursuant to the Nomination and Standstill Agreement and was elected a Director of the Company in October 1991.

     RAKESH K. KAUL, 44, has served as the Company's President and Chief Executive Officer since March 7, 1996. Mr. Kaul served as Vice Chairman and Chief Operating Officer of Fingerhut Companies, Inc., a multi-media direct marketing company, from March 1995 to February 1996 and Executive Vice President and Chief Administrative Officer of Fingerhut from January 1992 until March 1995. Prior to 1992, Mr. Kaul was the Senior Vice President of Strategy and Finance and a director of Shaklee Corporation, a direct marketing company. Mr. Kaul was appointed a Director of the Company in March 1996.

     S. LEE KLING, 67, is Chairman of the Board of Kling Rechter & Co., a merchant banking company. He served as Chairman and a director of Landmark Bancshares Corporation, a bank holding company in St. Louis, Missouri, from 1974 through 1991, when it merged with Magna Group Inc. He served as Landmark's Chief Executive Officer from 1974 through 1990. Mr. Kling serves on the Boards of Directors of E-Systems, Inc., a diversified electronics company, Falcon Products, Inc., a manufacturer of commercial furniture, Bernard Chaus Inc., a sportswear manufacturer and distributor, Top Air Manufacturing Co., a manufacturer of agricultural equipment, Lewis Galoob Toys, Inc., a toy company, Magna Group, Inc., a multi-bank holding company, and National Beverage Corp., a specialized beverage company. In February 1995, Mr. Kling was appointed by President Clinton to serve as a Commissioner on the Defense Base Closure and Realignment Commission. Mr. Kling was elected a Director of the Company in 1983.

     THEODORE H. KRUTTSCHNITT, 53, has been the owner and sole proprietor of California Innkeepers, Burlingame, California, an owner/operator of hotels and motor hotels, since May 1970. Mr. Kruttschnitt is also Chairman of the Board of Burlingame Bancorp, a commercial bank holding company, and serves on the Board of Directors of Cooper Development Company, a firm which invests in personal care products businesses. Mr. Kruttschnitt was appointed a Director of the Company in May 1989 pursuant to the Nomination and Standstill Agreement and was elected a Director of the Company in October 1991.

     JEFFREY LAIKIND, 60, has been a Senior Managing Director with H N Howard & Son Inc., an investment advisory firm, since June 1995. He served as Managing Director of Prudential Securities Investment Management (formerly Prudential Bache Securities Inc.), a money management firm, from 1985 until June 1995. Mr. Laikind is also a director of NAR and a member of the advisory board of Quadrant Management, Inc., an indirect wholly-owned subsidiary of NAR which manages NAR's U.S. assets ("Quadrant"). Mr. Laikind, a designee of NAR, was elected a Director of the Company in October 1991.

     ELIZABETH VALK LONG, 46, has been the Executive Vice President of Time, Inc., periodical and book publishers, since September 1995. From September 1993 to September 1995, she was the President of TIME Magazine and, from April 1989 to September 1993, she was a Senior Vice President of Time Inc. She served as the publisher of TIME Magazine from July 1991 until September 1993, of PEOPLE Magazine from November 1988 until July 1991, and of LIFE Magazine from December 1986 until November 1988. Ms. Long, a designee of NAR, was elected a Director of the Company in October 1991.

     EDMUND R. MANWELL, 53, is senior partner at the law firm of Manwell & Milton, San Francisco, California. Mr. Manwell has been associated with this firm since 1982. Mr. Manwell also serves as a director of Dreyer's Grand Ice Cream Inc., an ice cream company. Mr. Manwell, a designee of Mr. Kruttschnitt, was appointed a Director of the Company in May 1989 pursuant to the Nomination and Standstill Agreement and was elected a Director of the Company in October 1991.

     ALAN G. QUASHA, 46, has been President of Quadrant since its formation in early 1988. From 1980 to September 1991, he was a partner in the New York City law firm of Quasha, Wessely & Schneider. In addition to his directorship at the Company, Mr. Quasha serves as a director of Tejas Power Corporation, a natural gas company, and NAR. Mr. Quasha is also a director of Richemont, an affiliate of NAR. Mr. Quasha, a designee of NAR, was elected a Director of the Company and Chairman of the Board in October 1991.

     GERALDINE STUTZ, 67, has been the principal partner of Panache Productions since 1993. From 1986 to 1993, she was the Publisher of Panache Press at Random House Inc., a publishing company. Prior to 1986, she was the Chief Executive Officer and Managing Partner of Henri Bendel, a New York specialty store. Ms. Stutz also serves as a director of Tiffany & Co., a retail luxury jewelry company, and the Jones Apparel Group, a clothing manufacturer. Ms. Stutz, a designee of NAR, was elected a Director of the Company in October 1991.

     ROBERT F. WRIGHT, 70, has been the President of Robert F. Wright Associates, Inc., business consultants, since 1988. Prior thereto, he was a senior partner of the accounting firm Arthur Andersen & Co. Mr. Wright is a director of Reliance Standard Life Insurance Co., a life insurance company, and affiliates, Williams Real Estate Co., Inc., a real estate company, The Navigator Group, Inc., a property insurance company, and Norweb North America Corporation, an investment company. Mr. Wright also serves on the advisory board of Quadrant. Mr. Wright, a designee of NAR, was elected a Director of the Company in October 1991.

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

AGREEMENTS WITH RESPECT TO NOMINATION OF DIRECTORS

     As a result of the commencement of a proxy contest in 1989 by Theodore H. Kruttschnitt, J. David Hakman and Edmund R. Manwell, the Company's predecessor, The Horn & Hardart Company (references to the Company hereinafter include its predecessor), entered into an agreement on May 5, 1989 with Messrs. Kruttschnitt, Hakman and Manwell (the "Nomination and Standstill Agreement"). Pursuant to the Nomination and Standstill Agreement, the Board was expanded to 11 members and Messrs. Kruttschnitt, Hakman and Manwell were appointed as Directors. The Company also agreed to nominate each of Messrs. Kruttschnitt, Hakman and Manwell for election upon the expiration of their respective terms provided Mr. Kruttschnitt continues to own certain specified levels of the Company's Common Stock. See "EXECUTIVE COMPENSATION AND OTHER
INFORMATION -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     Pursuant to the Stock Purchase Agreement, dated October 25, 1991, between the Company and NAR (the "Stock Purchase Agreement"), the Company agreed to recommend in its proxy statement for each annual or special meeting of Shareholders at which Directors are to be elected during the five year period from October 25, 1991, and at each such Shareholders' meeting, as part of the management slate for election to the

Board of Directors, such number of persons designated by NAR as will result in the Board's including six persons designated by NAR. In addition, NAR agreed that for a period of five years from October 25, 1991, so long as the Board of Directors of the Company consists of 11 persons of whom six are designees of NAR, it will not nominate or propose for nomination or elect persons to the Board if as a result more than six persons designated by it would be on the Board at any one time except following an acquisition by a third party of 20% or more of the voting stock or total assets of the Company. Ralph Destino, Jeffrey Laikind, Elizabeth Valk Long, Alan G. Quasha, Geraldine Stutz and Robert F. Wright were designated pursuant to such agreement and were nominated and elected to serve as Directors of the Company at the Company's 1991 Special Meeting of Shareholders. SEE "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

                  EXECUTIVE COMPENSATION AND OTHER INFORMATION

EXECUTIVE COMPENSATION OF THE COMPANY

     The following table sets forth certain information with respect to compensation awarded to, earned by or paid to (a) the Company's Chief Executive Officer and (b) each of the four most highly compensated executive officers of the Company as of the 1995 fiscal year end (other than the Chief Executive Officer) whose total annual salary and bonus exceeded $100,000, in each case for the preceding three fiscal years (collectively, the "Named Executives"):

                           SUMMARY COMPENSATION TABLE

                                                                              LONG TERM
                                                                             COMPENSATION
                                                                             ------------
                                                  ANNUAL COMPENSATION          OPTIONS         ALL OTHER
             NAME AND                FISCAL     ------------------------       AWARDED        COMPENSATION
        PRINCIPAL POSITION            YEAR      SALARY ($)     BONUS ($)         (#)              ($)
- -----------------------------------  ------     ----------     ---------     ------------     ------------
Jack E. Rosenfeld(1)...............   1995       $ 500,000        --             --             $ 22,551(2)
President and Chief                   1994       $ 500,000        --             --             $ 23,138(3)
Executive Officer                     1993       $ 500,000        --            150,000(4)      $ 35,524(6)
Wayne P. Garten....................   1995       $ 260,000        --             --             $ 12,908(7)
Executive Vice President              1994       $ 254,231      $15,000          --             $ 12,870(8)
and Chief Financial Officer           1993       $ 225,144        --             80,000(4)      $ 10,160(9)
Michael P. Sherman(1)..............   1995       $ 246,000        --             --             $ 12,237(10)
Executive Vice President --           1994       $ 244,156        --             --             $ 12,370(11)
Corporate Affairs,                    1993       $ 223,942        --             80,000(4)      $ 19,314(12)
General Counsel and Secretary
Coy Clement(1).....................   1995       $ 239,999      $22,932          66,666(4)      $  4,785(13)
Executive Vice President --           1994       $  37,846        --             75,000(5)      $ 60,380(14)
Non-Apparel
Chuck Hudson.......................   1995       $ 221,088      $66,192          --             $ 13,791(15)
Executive Vice President              1994       $ 212,432      $63,000          --             $ 11,115(16)
Men's Apparel                         1993       $ 198,981      $ 7,722          50,000(4)      $  9,874(17)

- ---------------
 (1) Jack E. Rosenfeld resigned as President and Chief Executive Officer and as a Director effective December 30, 1995 while Michael P. Sherman resigned effective April 23, 1996. Coy Clement joined the Company in October 1994 and resigned effective January 11, 1996.

 (2) Includes the following payments made by the Company on behalf of Mr.
     Rosenfeld: $2,250 in matching contributions under the 401(k) Savings Plan, $20,000 in matching contributions under the Supplemental Retirement Plan, $240 in term life insurance premiums, and $61 of accidental death insurance premiums.

 (3) Includes the following payments made by the Company on behalf of Mr.
     Rosenfeld: $2,250 in matching contributions under the 401(k) Savings Plan, $20,000 in matching contributions under the Supplemental Retirement Plan, $720 in term life insurance premiums, and $168 of accidental death insurance premiums.

 (4) Issued pursuant to the Company's 1993 Executive Equity Incentive Plan.

 (5) Issued pursuant to the Company's Stock Option Plan.

 (6) Includes the following payments made by the Company on behalf of Mr.
     Rosenfeld: $2,998 in matching contributions under the 401(k) Savings Plan, $26,216 in matching contributions under the Supplemental Retirement Plan, and $1,388 in term life insurance premiums. Also includes the distribution of 2,316 shares of the Company's Common Stock, resulting from the Company's termination of its Employee Stock Ownership Plan, valued at $2.125 per share on the date of such plan's termination.

 (7) Includes the following payments made by the Company on behalf of Mr.
     Garten: $2,207 in matching contributions under the 401(k) Savings Plan, $10,400 in matching contributions under the Supplemental Retirement Plan, $240 in term life insurance premiums, and $61 of accidental death insurance premiums.

 (8) Includes the following payments made by the Company on behalf of Mr.
     Garten: $2,250 in matching contributions under the 401(k) Savings Plan, $10,169 in matching contributions under the Supplemental Retirement Plan, $366 in term life insurance premiums, and $85 of accidental death insurance premiums.

 (9) Includes the following payments made by the Company on behalf of Mr.
     Garten: $2,998 in matching contributions under the 401(k) Savings Plan, $2,724 in matching contributions under the Supplemental Retirement Plan, and $252 in term life insurance premiums. Also includes the distribution of 1,970 shares of the Company's Common Stock, resulting from the Company's termination of its Employee Stock Ownership Plan, valued at $2.125 per share on the date of such plan's termination.

(10) Includes the following payments made by the Company on behalf of Mr.
     Sherman: $2,250 in matching contributions under the 401(k) Savings Plan, $9,686 in matching contributions under the Supplemental Retirement Plan, $240 in term life insurance premiums, and $61 of accidental death insurance premiums.

(11) Includes the following payments made by the Company on behalf of Mr.
     Sherman: $2,250 in matching contributions under the 401(k) Savings Plan, $9,686 in matching contributions under the Supplemental Retirement Plan, $352 in term life insurance premiums, and $82 of accidental death insurance premiums.

(12) Includes the following payments made by the Company on behalf of Mr.
     Sherman: $2,998 in matching contributions under the 401(k) Savings Plan, $11,492 in matching contributions under the Supplemental Retirement Plan, and $344 in term life insurance premiums. Also includes the distribution of 2,108 shares of the Company's Common Stock, resulting from the Company's termination of its Employee Stock Ownership Plan, valued at $2.125 per share on the date of such plan's termination.

(13) Includes the following payments made by the Company on behalf of Mr.
     Clement: $4,484 in relocation expenses, $240 in term life insurance premiums, and $61 of accidental death insurance premiums.

(14) Includes the following payments made by the Company on behalf of Mr.
     Clement: $60,232 in relocation expenses, $120 in term life insurance premiums, and $28 of accidental death insurance premiums.

(15) Includes the following payments made by the Company on behalf of Mr.
     Hudson: $2,229 in matching contributions under the 401(k) Savings Plan, $11,261 in matching contributions under the Supplemental Retirement Plan, $240 in term life insurance premiums, and $61 of accidental death insurance premiums.

(16) Includes the following payments made by the Company on behalf of Mr.
     Hudson: $2,227 in matching contributions under the 401(k) Savings Plan, $8,000 in matching contributions under the Supplemental Retirement Plan, $720 in term life insurance premiums, and $168 of accidental death insurance premiums.

(17) Includes the following payments made by the Company on behalf of Mr.
     Hudson: $3,264 in matching contributions under the 401(k) Savings Plan, $1,846 in matching contributions under the Supplemental Retirement Plan, and $720 in term life insurance premiums. Also includes the distribution of 1,903 shares of the Company's Common Stock, resulting from the Company's termination of its Employee Stock Ownership Plan, valued at $2.125 per share on the date of such plan's termination.

STOCK OPTIONS

     During fiscal 1995, Coy Clement was granted options to purchase 66,666 shares of Common Stock at an exercise price of $2.75 per share until March 10, 2001 pursuant to the 1993 Executive Equity Incentive Plan. Such options represented 19% of the total number of options granted to all employees during fiscal 1995. No other stock options were granted to, nor were any exercised by, any of the other Named Executives pursuant to the Stock Option Plan or the 1993 Executive Equity Incentive Plan.

     The following table contains information concerning options held by each of the Named Executives at the end of fiscal 1995:

                                        NUMBER OF SECURITIES                  VALUE OF UNEXERCISED
                                       UNDERLYING UNEXERCISED                 IN-THE-MONEY OPTIONS
                                     OPTIONS AT FISCAL YEAR-END                AT FISCAL YEAR-END
                                                 (#)                                   ($)
                                 -----------------------------------   -----------------------------------
               NAME              EXERCISABLE(1)     UNEXERCISABLE(2)   EXERCISABLE(1)     UNEXERCISABLE(2)
    ---------------------------  --------------     ----------------   --------------     ----------------
    Jack E. Rosenfeld..........     2,627,210            150,000         $3,536,686           $168,750
    Wayne P. Garten............            --             80,000            --                $ 90,000
    Michael P. Sherman.........            --             80,000            --                $ 90,000
    Coy Clement................            --             66,666                 --           $ 73,588
    Chuck Hudson...............            --             50,000                 --           $ 56,250

- ---------------
(1) Exercisable options represent options to purchase shares of Common Stock from NAR.

(2) Unexercisable options generally represent options granted in 1993 under the 1993 Executive Equity Incentive Plan. Under such plan, these options become exercisable three years after the date of grant and expire six years from the date of grant. Mr. Clement's options were granted in 1995 pursuant to the 1993 Executive Equity Incentive Plan as described above and terminated upon his resignation in January 1996.

SEVERANCE AND EMPLOYMENT AGREEMENTS

     Jack E. Rosenfeld resigned as President and Chief Executive Officer and as a Director of the Company effective December 30, 1995. In connection with such resignation, the Company and Mr. Rosenfeld have agreed in principal to enter into a Termination of Employment Agreement, to be dated as of December 30, 1995 (the "Termination Agreement"), providing for the termination of the Employment Agreement, dated as of October 25, 1991, between the Company and Mr. Rosenfeld, and all benefits, salary and perquisites provided for therein except for (a) benefits, salary and perquisites earned and accrued up to December 30, 1995, (b) salary of $500,000 through December 31, 1996, and (c) benefits including (i) continued disability and term life insurance in amounts not less than the amounts in force on the date of the Termination Agreement for a one-year period and (ii) the right to continue to participate in the Company's medical plans to the extent he is eligible for up to three years from the date of the Termination Agreement. The Termination Agreement will call for Mr. Rosenfeld to serve as a Director Emeritus of the Company and will allow Mr. Rosenfeld to attend meetings of the Board of Directors and participate in Board discussions for a one-year period but Mr. Rosenfeld will have no right to vote on any matters that come before the Board of Directors. The Termination Agreement will preclude Mr. Rosenfeld for a one-year period from competing with the Company under certain circumstances.

     In connection with the resignation of Jack E. Rosenfeld, the Company entered into an Executive Employment Agreement, dated as of March 7, 1996, with Rakesh K. Kaul, the President and Chief Executive Officer of the Company (the "Employment Agreement"). The Employment Agreement provides for an "at will" term commencing on March 7, 1996 at a base salary of $525,000 per year. The Employment Agreement also provides for Mr. Kaul's participation in the Short-Term Incentive Plan for Rakesh K. Kaul. That plan, which is subject to Shareholder approval, provides for an annual bonus of between 0% and 125% of Mr. Kaul's base salary, depending on the attainment of various performance objectives as determined in accordance with the objective formula or standard adopted by the Compensation Committee as part of the performance goals for each such year. The Employment Agreement also provides for Mr. Kaul's participation in the Long-Term Incentive Plan for Rakesh K. Kaul. That plan, which is subject to Shareholder approval, provides for the purchase by Mr. Kaul of 1,000,000 shares of Common Stock at their fair market value; an option expiring March 7, 2006 for the purchase of 2,000,000 shares of Common Stock; an option expiring March 7, 2006 to purchase 2,000,000 shares of Common Stock exercisable only upon satisfaction of the condition that the closing price of the Common Stock have attained an average of $7.00 per share during a 91-day period ending on or before March 7, 2002; an option expiring March 7, 2006 to purchase 1,000,000 shares of Common Stock at their fair market value, subject to the attainment of certain objective performance goals set by the Compensation Committee; and four options expiring March 7, 2002, and the first three anniversaries thereof, respectively, for the purchase of 250,000 shares of Common Stock each, to be granted by NAR. The Employment Agreement also provides for the grant of registration rights under the Securities Act of 1933, as amended (the "Securities Act"), for shares of Common Stock owned by Mr. Kaul. Pursuant to the Employment Agreement, the Company will make Mr. Kaul whole, on an after-tax basis, for any loss realized on the sale of his current residence. The Company will also provide Mr. Kaul with an automobile allowance of $2,500 per month and will pay for up to $15,000 in annual financial and tax planning services. In the event that Mr. Kaul's employment is actually or constructively terminated by the Company other than for cause, he will be entitled for a 12-month period commencing on the date of his termination to (i) a continuation of his base salary, (ii) continued participation in the Company's medical, dental, life insurance and retirement plans offered to senior executives of the Company, and (iii) a bonus, payable in 12 equal annual installments, equal to 100% of his base salary (at the rate in effect immediately prior to such termination). In addition, Mr. Kaul will be entitled to receive (i) to the extent not previously paid, the short-term bonus payable to Mr. Kaul for the year preceding the year of termination, and (ii) for the year in which Mr. Kaul's employment is terminated, an additional bonus equal to his annual base salary for such year, pro-rated to reflect the portion of such year during which Mr. Kaul is employed. Mr. Kaul's employment will be deemed to be constructively terminated by the Company in the event of a change in control (as defined in the Employment Agreement), the Company's bankruptcy, a material diminution of his responsibilities, or a relocation of the Company's headquarters outside the New York metropolitan area without his prior written consent. In the event that Mr. Kaul's employment terminates other than as a result of a termination by the Company, Mr. Kaul will not be entitled to any payment or bonus, other than any short-term bonus he is entitled to receive from the year prior to termination.

     In connection with the Stock Purchase Agreement, dated October 14, 1991, between the Company and NAR, the Company entered into Executive Employment Agreements with Messrs. Sherman and Garten. These agreements, which are renewable annually for one year renewable terms, currently provide for base salaries of $246,500 and $260,000, respectively. In 1991, Messrs. Sherman and Garten were also granted certain registration rights under the Securities Act with respect to shares of Common Stock granted to each of them in that year. Mr. Sherman resigned as Executive Vice President -- Corporate Affairs, General Counsel and Secretary effective April 23, 1996 and Mr. Garten has also indicated his intention to resign as Executive Vice President and Chief Financial Officer in order to pursue other interests but has agreed to stay with the Company until his replacement can be found. In connection therewith, the Company and Mr. Garten entered into a settlement of his employment agreement. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

COMPENSATION OF DIRECTORS

     During 1995, Directors who were not employees of the Company or its subsidiaries were paid a retainer at an annual rate of $30,000, plus an additional $1,000 for each Board meeting and $500 for each committee meeting attended. Officers and employees of the Company or its subsidiaries receive no remuneration for their services as Directors. During 1996, Directors who are not employees of the Company or its subsidiaries will be paid a retainer at an annual rate of $15,000, plus an additional $500 for each Board meeting and $250 for each committee meeting attended and all Directors who are not employees of the Company or its subsidiaries will share equally 1% of the pre-tax profits of the Company. During fiscal 1995, the Company provided $50,000 of term life insurance for each Director of the Company. The Company indemnifies its Directors to the extent permitted by applicable law. See "ELECTION OF DIRECTORS -- OTHER INFORMATION" and "EXECUTIVE COMPENSATION AND OTHER INFORMATION -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     Messrs. Destino, Laikind, Quasha and Wright and Ms. Long, who served in early 1996 as members of an ad hoc Search Committee of Directors to find a replacement for Jack E. Rosenfeld as President and Chief Executive Officer of the Company, each received options to purchase 5,000 shares of Common Stock for a period of five years at an exercise price of $1.4375 per share, the market price of the Common Stock on February 9, 1996, the date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the fiscal year ended December 30, 1995, the Compensation Committee of the Board of Directors of the Company consisted of Jeffrey Laikind (Chairman), Ralph Destino, Elizabeth Valk Long, Alan G. Quasha and Geraldine Stutz. None of such persons was, during such fiscal year or formerly, an officer or employee of the Company or any of its subsidiaries or had any relationship with the Company other than serving as a Director of the Company, except that after Mr. Rosenfeld's resignation effective December 30, 1995, Mr. Quasha served as interim Chief Executive Officer between January 1, 1996 and March 6, 1996 but received no compensation for such services. During the 1995 fiscal year, no executive officer of the Company served as a director or a member of the compensation committee of another entity, one of whose executive officers served as a Director or on the Compensation Committee of the Company. However, Mr. Quasha has an indirect material interest in Quadrant which renders management consulting, business advisory and investment banking services to the Company for an annual fee of $750,000 per year. Such fee was waived for the 1996 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             PRINCIPAL HOLDERS OF VOTING SECURITIES OF THE COMPANY

     The following table sets forth information concerning each person or group of affiliated persons known by management to own beneficially more than five percent (5%) of the Company's Common Stock as of May 6, 1996. The information given is based on information furnished to the Company by such persons or groups and statements filed with the Securities and Exchange Commission (the "Commission").

                                                                    SHARES OF          PERCENT OF
              NAME AND ADDRESS OF BENEFICIAL OWNER                 COMMON STOCK         CLASS(1)
- -----------------------------------------------------------------  ------------        ----------
Alan G. Quasha(2)................................................   52,148,859(3,4)       52.8%
  c/o Quadrant Management, Inc.
  127 East 73rd Street
  New York, New York 10021
NAR Group Limited................................................   52,123,859(3)         52.8%
  c/o P.M.M. Services (B.V.I.) Limited
  P.O. Box 438 Road Town, Tortola,
  British Virgin Islands
Theodore H. Kruttschnitt.........................................    5,305,887(5,6)        5.4%
  1350 Bayshore Boulevard
  Suite 850
  Burlingame, California 94010

- ---------------
(1) Includes in each case shares of Common Stock issuable upon exercise of options or warrants exercisable within 60 days for the subject individual only. Percentages computed on the basis of 93,590,646 shares of Common Stock outstanding as of May 6, 1996.

(2) Information concerning the number of shares beneficially owned has been taken from Amendment No. 15 to the Statement on Schedule 13D filed by NAR on March 23, 1994 with the Commission, as supplemented by additional information provided to the Company by NAR. All of the shares beneficially owned by NAR could also be deemed to be owned beneficially by certain other persons including Alan G.

    Quasha, Intercontinental Mining & Resources Incorporated, Quadrant Capital Corp. and Richemont, each of which disclaims beneficial ownership of securities of the Company owned of record by any of the others.

(3) Includes warrants to purchase 5,033,735 shares exercisable within 60 days granted to NAR or its affiliates.

(4) Includes options to purchase 25,000 shares exercisable within 60 days by Mr. Quasha.

(5) Information concerning the number of shares beneficially owned has been taken from Amendment No. 10 to the Statement on Schedule 13D filed by Mr. Kruttschnitt on April 19, 1994 with the Commission. Such statement sets forth the number of shares beneficially owned by Mr. Kruttschnitt and, of such shares, the number as to which he holds sole voting power, shared voting power, sole dispositive power or shared dispositive power. The amended Schedule 13D also indicates that Mr. Kruttschnitt is a member of a group which includes Mr. Hakman, who beneficially owns 13,434 shares, and Mr. Manwell, who beneficially owns 13,628 shares. In addition, Mr. Hakman has been granted options to purchase 5,000 shares of Common Stock, which options are exercisable within 60 days by him.

(6) Includes options to purchase 15,000 shares exercisable within 60 days by Mr. Kruttschnitt.

     In February 1995, the Company issued an aggregate of 634,900 shares of Series B Preferred to the shareholders of Aegis Safety Holdings, Inc. in connection with the acquisition by the Company from such shareholders of all the outstanding capital stock of Aegis. The outstanding shares of Series B Preferred were convertible as of May 6, 1996 into an aggregate of 952,350 shares of the Company's Common Stock. Assuming that all the shares of Series B Preferred had been so converted as of May 6, 1996, the Aegis shareholders would have owned approximately 1% of the Company's outstanding Common Stock on a fully diluted basis at such date.

                SECURITY OWNERSHIP OF MANAGEMENT OF THE COMPANY

     The following table sets forth information concerning the beneficial ownership of the Company's Common Stock by each Director, nominee for Director and executive officer and by all executive officers and Directors as a group as of May 6, 1996. The information given is based on information furnished to the Company by such persons and statements filed with the Commission.

                                                        SHARES OF COMMON STOCK     PERCENT OF CLASS(1)
                                                        ----------------------     -------------------
Ralph Destino.........................................             20,000(5)            *
J. David Hakman(2)....................................             13,434               *
Rakesh K. Kaul(3).....................................                  0               *
S. Lee Kling..........................................             21,011               *
Theodore H. Kruttschnitt(2)...........................          5,305,887                   5.4%
Jeffrey Laikind.......................................             82,000(5)            *
Elizabeth Valk Long...................................             40,000(5)            *
Edmund R. Manwell(2)..................................             18,628(6)            *
Alan G. Quasha(4).....................................         52,148,859(5)               52.8%
Jack E. Rosenfeld(7)..................................          3,849,598(8)                3.9%
Geraldine Stutz.......................................            114,649(9)            *
Robert F. Wright......................................             75,000(5)            *
Wayne P. Garten.......................................            227,976(10)           *
Michael P. Sherman(7).................................            236,798(11)           *
Coy Clement(7)........................................             33,333               *
Chuck Hudson..........................................            105,734(12)           *
Robert G. Kramer......................................             20,000               *
Michael Lutz..........................................             27,284               *
Edward J. O'Brien.....................................            104,060               *
Directors and executive officers as a group (19
  persons)............................................         10,205,392(13)              10.3%

- ---------------
  *  Less than 1%
 (1) Includes in each case shares of Common Stock issuable upon exercise of options or warrants exercisable within 60 days for the subject individual only. Percentages computed on the basis of 93,590,646 shares of Common Stock outstanding as of May 6, 1996.

 (2) See Note (4) under "PRINCIPAL HOLDERS OF VOTING SECURITIES OF THE COMPANY."

 (3) Rakesh K. Kaul has served as President and Chief Executive Officer of the Company since March 7, 1996. See "EXECUTIVE COMPENSATION AND OTHER INFORMATION -- Severance and Employment Agreements."

 (4) See Note (2) under "PRINCIPAL HOLDERS OF VOTING SECURITIES OF THE COMPANY." All of the shares beneficially owned by NAR could also be deemed to be beneficially owned by Alan G. Quasha, due to his shared investment and voting power with NAR.

 (5) Includes options to purchase 25,000 shares exercisable within 60 days.

 (6) Includes options to purchase 5,000 shares exercisable within 60 days.

 (7) Jack E. Rosenfeld resigned as President and Chief Executive Officer of the Company effective December 30, 1995, while Michael P. Sherman resigned as Executive Vice President -- Corporate Affairs, General Counsel and Secretary effective April 23, 1996 and Coy Clement resigned as Executive Vice President -- Non Apparel effective January 11, 1996.

 (8) Includes options to purchase 2,627,210 shares exercisable within 60 days.

 (9) Includes options to purchase 75,000 shares exercisable within 60 days.

(10) Includes options to purchase 32,150 shares exercisable within 60 days.

(11) Includes options to purchase 31,500 shares exercisable within 60 days.

(12) Includes options to purchase 50,000 shares exercisable within 60 days.

(13) Excludes 47,090,124 shares and warrants to purchase 5,033,735 shares beneficially owned by NAR which could also be deemed to be beneficially owned by Mr. Quasha. Includes options to purchase 25,000 shares exercisable within 60 days by Mr. Quasha.

     None of the Company's Directors or executive officers owns any shares of Series B Preferred.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to the Nomination and Standstill Agreement, Messrs. Kruttschnitt, Hakman and Manwell agreed that if at any time Mr. Kruttschnitt ceases to own at least 2,262,000 shares of Common Stock (representing 83% of the shares owned by Mr. Kruttschnitt on the date of the Nomination and Standstill Agreement), at least one of them will resign as a Director; if at any time Mr. Kruttschnitt ceases to own at least 1,907,710 shares of Common Stock (representing 70% of the shares owned by Mr. Kruttschnitt on the date of the Nomination and Standstill Agreement), at least two of them will resign as Directors; and if at any time Mr. Kruttschnitt owns less than 5% of the outstanding shares of Common Stock, all of them will resign as Directors; except no Director shall be obligated to resign if such resignation would constitute a breach of the Director's fiduciary duties as a Director. See "AGREEMENTS WITH RESPECT TO NOMINATION OF DIRECTORS" and "PRINCIPAL HOLDERS OF VOTING SECURITIES OF THE COMPANY."

     Since January 1993, pursuant to a consulting arrangement, Quadrant, an affiliate of NAR, renders management consulting, business advisory and investment banking services to the Company for an annual fee of $750,000 per year. Such $750,000 fee for the 1996 fiscal year was waived by Quadrant.

     In November 1995, Intercontinental Mining & Resources Incorporated ("IMR"), an affiliate of NAR, purchased the Company's 9.25% Senior Subordinated Notes due August 1, 1998 (the "9.25% Notes") from a third party in connection with the refinancing of the Company's indebtedness under the $75 million secured credit facility with Congress Financial Corporation. The Company paid NAR a commitment fee of $105,000 upon the signing of a repurchase and option agreement and a fee of $210,000 (1.5% of the outstanding principal amount of the 9.25% Notes acquired by IMR) upon the funding, as well as all expenses incurred by NAR in performing its obligation. The Company extended by two years the terms of the warrants to purchase 5,033,735 shares held by NAR and IMR to August 1, 1998. The Company also agreed to indemnify NAR against any and all claims or losses asserted against it or incurred by it relating to the transactions contemplated by the repurchase and option agreement. The Company has agreed to repay a portion of the 9.25% Notes with the proceeds from the distribution to the Company's securityholders of transferable subscription rights to subscribe for and purchase additional shares of Common Stock. Such rights offering is expected to be consummated in the summer of 1996.

     Approximately $85,000 was paid by the Company during fiscal 1995 for the rental of property pursuant to an operating lease to a partnership in which Mr. Rosenfeld, the former President and Chief Executive Officer of the Company, and his wife are partners. Mr. Rosenfeld is also a former Director of the Company.

     Geraldine Stutz, a Director of the Company, assisted the Company during fiscal 1995 in the redesign and relocation of the Gump's retail store. As compensation for such services during fiscal 1995, the Company paid Ms. Stutz $250,000 plus out-of-pocket expenses. The Company intends to pay Ms. Stutz $12,500 per month through June 1996 for such services plus out-of-pocket expenses.

     In 1993, each of the Named Executives purchased shares of Common Stock pursuant to the 1993 Executive Equity Incentive Plan. Pursuant to such plan, each executive financed 80% of the purchase price of the shares he purchased with a full recourse Company loan due in 1999. These loans, which bear interest at 5.54%, were outstanding at the end of fiscal 1995 and, as of April 29, 1996, were outstanding in the following amounts: Jack E. Rosenfeld, former President and Chief Executive Officer, $187,500; Wayne P. Garten, Executive Vice President and Chief Financial Officer, $100,000; Michael P. Sherman, former Executive Vice

President -- Corporate Affairs, General Counsel and Secretary, $100,000; Coy Clement, former Executive Vice President -- Non-Apparel, $0; and Chuck Hudson, Executive Vice President -- Men's Apparel, $62,500. See "APPROVAL OF AMENDMENTS TO THE 1993 EXECUTIVE EQUITY INCENTIVE PLAN -- COMPANY FINANCING" and "-- PLAN AMENDMENTS."

     In addition, the Company loaned $50,000 to each of Mr. Sherman and Mr. Garten during the fourth quarter of fiscal 1994, which sums were outstanding at the end of fiscal 1995, and an additional $100,000 and $125,000 to Mr. Sherman and Mr. Garten, respectively, during the first six months of fiscal 1995, which sums were also outstanding at the end of fiscal 1995. Such loans bear interest at rates ranging from 6.00% to 8.00% per annum, are due on demand and are secured by a pledge of 150,000 and 151,623 shares of Common Stock (the "Pledged Shares") by Mr. Sherman and Mr. Garten, respectively. As of April 29, 1996, Mr. Sherman and Mr. Garten had accumulated indebtedness represented by notes made by them in the aggregate principal amount of $238,223.39 and $262,494.78, respectively (the "Notes"). The loans were made to permit such executive officers to satisfy liabilities incurred by them in connection with the payment of tax obligations associated with the distribution to them of the Pledged Shares from a trust in fiscal 1993. In connection with such indebtedness, the Company entered into a letter agreement with each of them in April 1996, providing for the satisfaction of their indebtedness to the Company by transferring the Pledged Shares on such date on or before December 31, 1996 as the Company shall select. The Pledged Shares (valued at the closing price thereof on the American Stock Exchange on the date of transfer) shall be applied first to the payment of any accrued interest owed on the respective Notes, and the remainder shall be applied toward the payment of the outstanding principal amount under the Notes. Any remaining balance owed on the Notes by Mr. Sherman and Mr. Garten shall be canceled. The Company will also pay each of them a "gross-up" payment in the amount necessary to make each of them whole for any increase in Federal and state income taxes resulting from the inclusion in gross income of the canceled indebtedness and gross-up payment.

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

                                                         HANOVER DIRECT, INC.
                                                            (registrant)

Date:  April 29, 1996                              By: /s/Rakesh K. Kaul
                                                      -------------------------
                                                      Rakesh K. Kaul, Director,
                                                      President and Chief
                                                      Executive Officer

                                EXHIBIT INDEX


             23.1         Consent of Independent Public Accountants