Form 10-K405/A
period 1995-12-30
HANOVER DIRECT INC
filed 1996-04-30
CIK 320333

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A2
                               (AMENDMENT NO. 2)

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

                      DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                       X

                                EXPLANATORY NOTE

This Amendment No. 2 to Annual Report on Form 10-K is being filed to (1) include the information required by Part III of Form 10-K which had previously been omitted due to its proposed incorporation by reference into the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders and (2) add a new Exhibit
23.1 (Consent of Independent Public Accountants) with a more recent date and
(3) correct certain typographical errors contained in Amendment No. 1.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The Directors and executive officers of the Company are:

Name                            Age     Position
- ----                            ---     --------

Alan G. Quasha                  46      Chairman of the Board and Director

Rakesh K. Kaul                  44      President, Chief Executive Officer
                                          and Director

Wayne P. Garten                 43      Executive Vice President and
                                          Chief Financial Officer

Michael Lutz                    53      Executive Vice President, Operations

Charles Hudson                  50      Executive Vice President, Men's Apparel

Edward J. O'Brien               52      Senior Vice President, Treasurer
                                          and Secretary

Robert G. Kramer                52      Senior Vice President, Chief
                                          Information Officer

Ralph Destino                   59      Director

J. David Hakman                 54      Director

S. Lee Kling                    67      Director

Theodore H. Kruttschnitt        53      Director

Jeffrey Laikind                 60      Director

Elizabeth Valk Long             46      Director

Edmund R. Manwell               53      Director

Geraldine Stutz                 67      Director

Robert F. Wright                70      Director


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

     WAYNE P. GARTEN, 43, has served as Executive Vice President of the Company since October 1990 and as Chief Financial Officer of the Company since 1989. Mr. Garten also served as Senior Vice President of the Company from 1989 through 1990. Mr. Garten joined the Company in 1983 and was elected Vice President of the Company in 1984. Mr. Garten was elected Vice President-Finance of the Company in 1989.

     MICHAEL LUTZ, 53, has served as Executive Vice President, Operations since September 1994. Prior to September 1994, Mr. Lutz held various positions with New Hampton, Inc./Avon Direct Response.

     CHARLES HUDSON, 50, has served as Executive Vice President, Men's Apparel since September 1993. Mr. Hudson joined the Company in 1986 as Vice
President, Marketing.

     EDWARD J. O'BRIEN, 52, has served as Senior Vice President and Treasurer of the Company since 1991 and Secretary of the Company since April 1996. Mr. O'Brien joined the Company in 1986 and was elected Vice President of the Company in 1988.

     ROBERT G. KRAMER, 52, has served as Senior Vice President and Chief Information Officer since October 1994. Prior to October 1994, Mr. Kramer held various positions with New Hampton, Inc./Avon Direct Response.

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

AGREEMENTS WITH RESPECT TO NOMINATION OF DIRECTORS

     As a result of the commencement of a proxy contest in 1989 by Theodore H. Kruttschnitt, J. David Hakman and Edmund R. Manwell, the Company's predecessor, The Horn & Hardart Company (references to the Company hereinafter include its predecessor), entered into an agreement on May 5, 1989 with Messrs. Kruttschnitt, Hakman and Manwell (the "Nomination and Standstill Agreement"). Pursuant to the Nomination and Standstill Agreement, the Board was expanded to 11 members and Messrs. Kruttschnitt, Hakman and Manwell were appointed as Directors. The Company also agreed to nominate each of Messrs. Kruttschnitt, Hakman and Manwell for election upon the expiration of their respective terms provided Mr. Kruttschnitt continues to own certain specified levels of the Company's Common Stock. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

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

ITEM 11. EXECUTIVE COMPENSATION

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

COMPENSATION OF DIRECTORS

     During 1995, Directors who were not employees of the Company or its subsidiaries were paid a retainer at an annual rate of $30,000, plus an additional $1,000 for each Board meeting and $500 for each committee meeting attended. Officers and employees of the Company or its subsidiaries receive no remuneration for their services as Directors. During 1996, Directors who are not employees of the Company or its subsidiaries will be paid a retainer at an annual rate of $15,000, plus an additional $500 for each Board meeting and $250 for each committee meeting attended and all Directors who are not employees of the Company or its subsidiaries will share equally 1% of the pre-tax profits of the Company. During fiscal 1995, the Company provided $50,000 of term life insurance for each Director of the Company. The Company indemnifies its Directors to the extent permitted by applicable law. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

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

Principal Financial Officer:

/s/ Wayne P. Garten
- -------------------------------
Wayne P. Garten
Executive Vice President and
Chief Financial Officer

Board of Directors:

/s/ Ralph Destino
- --------------------------------                ------------------------------
Ralph Destino                                   Edmund R. Manwell

                                                /s/ Alan G. Quasha
- --------------------------------                ------------------------------
J. David Hakman                                 Alan G. Quasha

                                                /s/ Geraldine Stutz
- --------------------------------                ------------------------------
S. Lee Kling                                    Geraldine Stutz

                                                /s/ Jeffrey Laikind
- --------------------------------                ------------------------------
Theodore H. Kruttschnitt                        Jeffrey Laikind

/s/ Elizabeth Valk Long                         /s/ Robert F. Wright
- --------------------------------                ------------------------------
Elizabeth Valk Long                             Robert F. Wright

                                                /s/ Rakesh K. Kaul
                                                ------------------------------
                                                Rakesh K. Kaul

Date: April 29, 1996

                                EXHIBIT INDEX


             23.1         Consent of Independent Public Accountants