Form 10-Q
period 1996-03-30
HANOVER DIRECT INC
filed 1996-05-14
CIK 320333

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 30, 1996
                                                 --------------

                         Commission file number 1-12082


                              HANOVER DIRECT, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                              13-0853260
- -----------------------------------  -------------------------------------------
      (State of incorporation)            (IRS Employer Identification No.)

         1500 HARBOR BOULEVARD, WEEHAWKEN, NEW JERSEY            07087
- ----------------------------------------------------------  ---------------
           (Address of principal executive offices)            (Zip Code)

                                 (201) 863-7300
                             ----------------------
                               (Telephone number)


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


Common stock, par value $.66 2/3 per share: 93,590,646 shares outstanding as of May 10, 1996.

                              HANOVER DIRECT, INC.

                                    FORM 10-Q

                                 MARCH 30, 1996

                                      INDEX

                                                                                                     Page
                                                                                                     ----

Part I - Financial Information

 Item 1.  Financial Statements
    Condensed Consolidated Balance Sheets - December 30, 1995 and March 30, 1996....................   3

    Condensed Consolidated Statements of Income (Loss) - thirteen  weeks ended
      April 1, 1995 and March 30, 1996..............................................................   5

    Condensed Consolidated Statements of Cash Flows - thirteen weeks ended April 1, 1995
      and March 30, 1996............................................................................   6

    Notes to Condensed Consolidated Financial Statements for the thirteen weeks
      ended April 1, 1995 and March 30, 1996........................................................   8

 Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition
    and Results of Operations.......................................................................   15


Part II  -  Other Information

 Item 5.  Other Information..........................................................................  20

 Item 6.  Exhibits and Reports on Form 8-K...........................................................  20


 Signatures..........................................................................................  21


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 30, 1995 AND MARCH 30, 1996
(UNAUDITED)
(IN THOUSANDS)


                                                                       December 30,          March 30,
                                                                           1995                1996
                                                                       ------------          ---------
ASSETS

Current Assets:
 Cash and cash equivalents                                               $  2,682             $  2,750
 Accounts receivable, net                                                  30,176               31,245
 Inventories                                                               79,281               87,479
 Prepaid catalog costs                                                     37,118               40,683
 Deferred tax asset, net                                                    3,300                3,300
 Other current assets                                                       6,170                4,107
                                                                         --------             --------

                       Total Current Assets                               158,727              169,564
                                                                         --------             --------

Property and equipment, at cost
 Land                                                                       4,811                4,816
 Buildings and building improvements                                       19,353               19,369
 Leasehold improvements                                                    14,001               14,075
 Furniture, fixtures and equipment                                         39,508               40,041
 Construction in progress                                                   5,479                5,741
                                                                         --------             --------
                                                                           83,152               84,042

Accumulated depreciation and amortization                                 (25,525)             (27,528)
                                                                         --------             --------
                      Net Property and Equipment                           57,627               56,514
                                                                         --------             --------

Goodwill, net                                                              36,586               36,173
Deferred tax asset, net                                                    11,700               11,700
Other assets, net                                                          14,369               14,446
                                                                         --------             --------

                         Total Assets                                    $279,009             $288,397
                                                                         ========             ========







See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
AS OF DECEMBER 30, 1995 AND MARCH 30, 1996
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                          DECEMBER 30,  MARCH 30,
                                                                             1995         1996
                                                                          ------------  ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Current portion of long-term debt and capital lease obligations            $  3,546     $  3,554
 Accounts payable                                                             93,291       91,705
 Accrued liabilities                                                          25,969       24,928
 Customer prepayments and credits                                              7,147        8,022
                                                                           ---------    ---------
                       Total Current Liabilities                             129,953      128,209
                                                                           ---------    ---------

Noncurrent Liabilities:
 Long-term debt                                                               57,283       79,180
 Capital lease obligations                                                     1,973        1,498
 Other                                                                         2,590        1,649
                                                                           ---------    ---------
                       Total Noncurrent Liabilities                           61,846       82,327
                                                                           ---------    ---------
                       Total Liabilities                                     191,799      210,536
                                                                           ---------    ---------

Commitments and Contingencies

 Shareholders' Equity:

6% Series A Preferred Stock, convertible, $.01 par value, authorized
 5,000,000 shares; issued  78,300 shares in 1995 and 1996.                       795          806
Series B Preferred Stock, convertible, $.01 par value, authorized and
 issued 634,900 shares in 1995 and 1996.                                       5,558        5,606
Common Stock, $.66 2/3 par value, authorized 150,000,000
 shares; issued 93,706,508 shares in 1995 and 93,757,045 shares in 1996.      62,461       62,504
Capital in excess of par value                                               255,390      255,397
Accumulated deficit                                                         (231,332)    (240,868)
                                                                            --------     --------
                                                                              92,872       83,445
Less:
 Treasury stock, at cost (1,157,061 shares in 1995 and 1996)                  (3,345)      (3,345)
 Notes receivable from sale of Common Stock                                   (2,023)      (1,962)
 Deferred compensation                                                          (294)        (277)
                                                                           ---------    ---------
                       Total Shareholders' Equity                             87,210       77,861
                                                                           ---------    ---------
                       Total Liabilities and Shareholders' Equity           $279,009     $288,397
                                                                           =========    =========

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              13 WEEKS ENDED
                                                            ------------------
                                                          APRIL 1,        MARCH 30,
                                                            1995             1996
                                                        -----------      -----------
REVENUES                                                 $   176,592     $   165,527
                                                         -----------     -----------
Operating costs and expenses:
 Cost of sales and operating expenses                        112,714         108,438
 Provision for catalog and facility closings                     316           1,100
 Selling expenses                                             50,503          45,391
 General and administrative expenses                          15,755          15,333
 Depreciation and amortization                                 1,451           2,998
                                                         -----------     -----------
                                                             180,739         173,260
                                                         -----------     -----------

INCOME (LOSS) FROM OPERATIONS                                 (4,147)         (7,733)
                                                         -----------     -----------
 Interest expense                                               (751)         (1,663)
 Interest income                                                  85             169
                                                         -----------     -----------
                                                                (666)         (1,494)
                                                         -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES                             (4,813)         (9,227)
Income tax provision                                             (90)           (250)
                                                         -----------     -----------
NET INCOME (LOSS)                                             (4,903)         (9,477)

Preferred Stock dividends and accretion                          (45)            (59)
                                                         -----------     -----------
Net income (loss) applicable to common shareholders      $    (4,948)    $    (9,536)
                                                         ===========     ===========
Primary and fully diluted net income (loss) per share    $     (0.05)    $     (0.10)
                                                         ===========     ===========
Weighted average shares outstanding for
 primary and fully diluted earnings per share             92,790,015      93,493,937
                                                         ===========     ===========




See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                 13 WEEKS ENDED
                                                               -------------------
                                                               APRIL 1,    MARCH 30,
                                                                 1995        1996
                                                               ---------  ----------
                                                                  (IN THOUSANDS)
Cash flows from operating activities:
 Net  (loss)                                                  $ (4,903)   $ (9,477)
 Adjustments to reconcile net  (loss) to net cash (used)
  by operating activities:
 Depreciation and amortization including deferred fees           1,775       3,406
 Other                                                            --           (34)
Changes in assets and liabilities, net of acquisitions:
 Accounts receivable                                             4,920      (1,543)
 Inventories                                                       (94)     (8,198)
 Prepaid catalog costs                                              31      (3,565)
 Other assets                                                     (687)        299
 Accounts payable                                              (10,001)     (1,586)
 Accrued liabilities                                            (1,016)     (1,041)
 Customer prepayments and credits                                  141         875
                                                              --------    --------
NET CASH (USED) BY OPERATING ACTIVITIES                         (9,834)    (20,864)
                                                              --------    --------

Cash flows from investing activities:
 Acquisitions of property                                       (7,161)       (980)
 Proceeds from sale of businesses                                 --         1,164
 Proceeds from sale of securities                                 --           474
 Payments for businesses acquired, net of cash acquired        (11,555)       --
 Notes receivable and investments with affiliated companies     (1,688)       --
 Other, net                                                     (2,155)         37
                                                              --------    --------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES              $(22,559)   $    695
                                                              --------    --------











See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

                                                                             13 WEEKS ENDED
                                                                            -----------------
                                                                          APRIL 1,    MARCH 30,
                                                                           1995         1996
                                                                         ----------  ----------
                                                                              (IN THOUSANDS)
Cash flows from financing activities:
 Net borrowings under credit facility                                     $ 10,000    $ 22,092
 Payments of long-term debt and capital lease obligations                     (207)       (662)
 Proceeds from issuance of Common Stock                                         80         104
 Payment of debt issuance costs                                               --          (356)
 Other, net                                                                   (318)       (941)
                                                                          --------    --------
Net cash provided by financing activities                                    9,555      20,237
                                                                          --------    --------

Net increase (decrease) in cash and cash equivalents                       (22,838)         68
Cash and cash equivalents at the beginning of the year                      24,053       2,682
                                                                          --------    --------

Cash and cash equivalents at the end of the period                        $  1,215    $  2,750
                                                                          ========    ========

Supplemental cash flow disclosures:
 Interest paid                                                            $  1,038    $  1,474
                                                                          ========    ========
 Income taxes paid                                                        $    566    $    362
                                                                          ========    ========

Supplemental disclosure of non cash investing and financing activities:
Issuance of Common Stock for notes receivable                             $    208    $     81
                                                                          ========    ========

Acquisition of businesses:
 Fair value of assets acquired                                            $ 24,943    $   --
 Fair value of liabilities assumed                                          (7,888)       --
 Preferred stock issued                                                     (5,500)       --
                                                                          --------    --------
 Net cash paid                                                            $ 11,555    $   --
                                                                          ========    ========







See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THIRTEEN WEEKS ENDED APRIL 1, 1995 AND MARCH 30, 1996 (UNAUDITED)

1.      BASIS OF PRESENTATION

        The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Reference should be made to the annual financial statements, including the footnotes thereto, included in the Hanover Direct, Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended December 30, 1995. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial condition, the results of operations and cash flows of the Company and its consolidated subsidiaries for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform with the current year presentation.

2.      RETAINED EARNINGS RESTRICTIONS

        The Company is restricted from paying dividends at any time on its Common Stock or from acquiring its capital stock by certain debt covenants contained in agreements to which the Company is a party.

3.      EARNINGS PER SHARE

        Net income per share - Net income per share was computed using the weighted average number of shares outstanding. Due to the net loss for the thirteen weeks ended April 1, 1995 and March 30, 1996, warrants, stock options and convertible preferred stock are excluded from the calculations of both primary and fully diluted earnings per share.

        Supplemental earnings per share - The following represents the pro forma results of operations for the thirteen weeks ended April 1, 1995 as if the Leichtung, The Safety Zone and Austad's acquisitions, which were made in the first half of 1995, had occurred at the beginning of the fiscal year (in thousands, except per share data). The pro forma results include the impact of accounting for the acquisitions, including amortization of goodwill and customer lists, amortization of the discount related to the Series B Preferred Stock issued to acquire Safety Zone and interest on the cash used to acquire Leichtung and Austad's.


                                                   FOR THE THIRTEEN WEEKS ENDED
                                                           APRIL 1, 1995
                                                           -------------
                                                     AS REPORTED      PRO FORMA
                                                     -----------      ---------
Revenues                                                $176,592       $186,693
Net income (loss)                                       $ (4,903)      $ (4,990)
Net income  (loss) per share                            $   (.05)      $   (.05)

        The pro forma information does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.



4.      SALE OF ASSETS

        Businesses

        Austad's. In May 1995, the Company acquired 67.5% of the outstanding shares of Austad's Holdings, Inc. ("Austad's"), which owned The Austad Company ("TAC"), the publisher of the Austad's catalog featuring golf equipment, apparel and gifts, for a purchase price of $1.8 million in cash. On February 16, 1996, David Austad and certain family members surrendered to Austad's their Austad's shares, amounting to 32.5% of the outstanding shares, and paid approximately $1.1 million in exchange for all the outstanding shares of AGS, Inc. ("AGS"), a South Dakota corporation newly formed by TAC to hold the existing retail assets and liabilities of TAC. The transaction assumed a value for Austad's and TAC based on the Company's purchase price in the May 1995 acquisition, as adjusted by adding the net income of Austad's and TAC from May 25, 1995 through February 16, 1996. There was no gain or loss recognized on this transaction.

        As a result of the reorganization, Austad's became a wholly owned subsidiary of the Company. In connection with the reorganization, TAC was released from all future obligations under three of four store leases. The Company expects that a similar release will be obtained in the near future regarding the fourth lease. AGS will operate the four existing retail stores acquired from TAC as Austad's stores under license from Austad's. The license grants Mr. Austad exclusive retail rights to the Austad's name in 37 states and Canada. Austad's retains all direct marketing rights and all other rights. Mr. Austad will continue to work together with TAC on joint buying and other cooperative efforts. The customer service and fulfillment operations of Austad's were transferred to other Company facilities during the first quarter of 1996. The Company is negotiating the sale of the Austad's South Dakota warehouse and distribution facility at its approximate book value. To the extent that the proceeds from both the sale of such facility and certain computer equipment produces any gain or loss, Mr. Austad will share therein to the extent of his previous 32.5% interest in Austad's.

        TAC had a revolving credit facility that was secured by substantially all of TAC's assets that was to expire on February 26, 1996. Such facility was paid off at the February 16th closing with the proceeds from the sale of the retail operations and from the Company's revolving credit facility.

        Leichtung Workshops. In January 1995, the Company acquired substantially all of the assets of Leichtung, Inc., a direct marketer of wood-working and home improvement tools and related products sold under the Improvements and Leichtung Workshops names, for a purchase price of approximately $12.8 million in cash and the assumption of certain liabilities. In connection with this acquisition, the Company sold the assets of the Leichtung Workshops catalog in April 1996 for $.9 million in cash and short-term notes and relocated all telemarketing and fulfillment operations to the Company's Hanover, PA facility in the first quarter of 1996. The former distribution facility in Ohio which is being held for sale is carried at its estimated net realizable value of $.8 million, at March 30, 1996. There was no gain or loss recognized on the sale of the assets of the Leichtung Workshops catalog.

        Debt Securities

        During 1994, the Company invested approximately $2.7 million in convertible debt securities of Regal Communications, Inc. ("Regal"). In September 1994, Regal filed for protection under Chapter 11 of the United States Code. As a result, during 1994, the Company established a valuation allowance against the securities reflecting their estimated fair value of $1.7 million. During 1995, certain assets of Regal were liquidated at or above the estimates established in 1994 and the Company continues to expect to recover the $1.7 million carrying value of its investment that is included in other assets. To date in 1996, the Company received approximately $.7 million from asset distributions made by Regal.

5.      RIGHTS OFFERING

        In March 1996, the Company announced that the Board of Directors had voted to conduct a rights offering (the "Rights Offering") for $40 million of the Company's Common Stock. On April 23, 1996, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission registering 40,996,590 shares of the Company's Common Stock for the Rights Offering. The securities will be offered and sold only pursuant to the prospectus contained therein. The rights will be exercisable at a price to be determined at the time of commencement of the Rights Offering equal to 75% of the then-current market price, but not less than $1.00 nor more than $1.50 per share. NAR Group Limited ("NAR"), the Company's majority shareholder, will receive rights entitling it to purchase approximately 50% of the shares to be offered in the Rights Offering and has agreed to exercise such rights. In addition, NAR has agreed to standby and purchase all shares not subscribed by common shareholders and will receive a fee as a result.

        The proceeds of the Rights Offering will be used by the Company to repay the 9.25% Senior Subordinated Notes ("9.25 % Notes") due on August 1, 1998 held by an affiliate of NAR, and for other general corporate purposes, including repaying outstanding indebtedness under its revolving credit facility. At such time the Company will record an extraordinary expense related to the early extinguishment of this debt, representing the write-off of the unamortized debt issuance costs of approximately $1.2 million.

        In May 1996, the Company and NAR agreed in principle to increase the Rights Offering to $50 million. Such action, which is subject to approval by the Company's Board of Directors, is intended to provide the Company with greater financial flexibility. As was the case previously, NAR has agreed to standby and purchase any shares not subscribed for by common shareholders.

6.      CHANGES IN MANAGEMENT AND EMPLOYMENT AGREEMENTS

        On March 7, 1996, Rakesh K. Kaul was named President and Chief Executive Officer and elected to the Board of Directors of the Company. Effective that date, Mr. Kaul entered into an Executive Employment Agreement (the "Employment Agreement") which provides for an "at will" term commencing on March 7, 1996 at a base salary of $525,000 per year. The Employment Agreement also provides for Mr. Kaul's participation in the Short-Term Incentive Plan for Rakesh K. Kaul.
That plan, which is subject to Shareholder approval, provides for an annual bonus of between 0% and 125% of Mr. Kaul's base salary, depending on the attainment of various performance objectives as determined in accordance with the objective formula or standard to be adopted by the Compensation Committee as part of the performance goals for each such year. The Employment Agreement also provides for Mr. Kaul's participation in the Long-Term Incentive Plan for Rakesh
K. Kaul. That plan, which is subject to Shareholder approval, provides for the purchase by Mr. Kaul of 1,000,000 shares of Common Stock at their fair market value; an option expiring March 7, 2006 for the purchase of 2,000,000 shares of Common Stock; an option expiring March 7, 2006 to purchase 2,000,000 shares of Common Stock exercisable only upon satisfaction of the condition that the closing price of the Common Stock has attained an average of $7.00 per share during a 91-day period ending on or before March 7, 2002; an option expiring March 7, 2006 to purchase 1,000,000 shares of Common Stock at their fair market value, subject to the attainment of certain objective performance goals to be set by the Compensation Committee; and four options expiring March 7, 2002, and the first three anniversaries thereof, respectively, for the purchase of 250,000 shares of Common Stock each, to be granted by NAR, the Company's largest shareholder. The Employment Agreement also provides for the grant of registration rights under the Securities Act of 1993, as amended (the "Securities Act") , for shares of Common Stock owned by Mr. Kaul. Pursuant to the Employment Agreement, the Company will make Mr. Kaul whole, on an after-tax basis, for various relocation and temporary living expenses related to his employment with the Company. In the event that Mr. Kaul's employment is actually or constructively terminated by the Company, other than for cause, he will be entitled for a 12-month period commencing on the date of his termination to (i) a continuation of his base salary, (ii) continued participation in the Company's medical, dental, life insurance and retirement plans offered to senior executives of the Company, and
(iii) a  bonus,  payable  in 12  equal  installments,  equal to 100% of his base salary (at the rate in effect immediately prior to such termination). In addition, Mr. Kaul will be entitled to receive (i) to the extent not previously paid, the short-term bonus payable to Mr. Kaul for the year preceding the year of termination and (ii) for the year in which Mr. Kaul's employment is terminated, an additional bonus equal to his annual base salary for such year, pro-rated to reflect the portion of such year during which Mr. Kaul is employed. Mr. Kaul's employment will be deemed to be constructively terminated by the Company in the event of a change in control (as defined in the Employment Agreement), the Company's bankruptcy, a material diminution of his responsibilities, or a relocation of the Company's headquarters outside the New York metropolitan area without his prior written consent. In the event that Mr. Kaul's employment terminates other than as a result of a termination by the Company, Mr. Kaul will not be entitled to any payment or bonus, other than any short-term bonus he is entitled to receive from the year prior to termination.

        Jack E. Rosenfeld resigned as President and Chief Executive Officer and as a Director of the Company effective December 30, 1995. In connection with such resignation, the Company and Mr. Rosenfeld have agreed in principal to enter into a Termination of Employment Agreement, to be dated as of December 30, 1995 (the 'Termination Agreement"), providing for the termination of (i) the Employment Agreement, dated as of October 25, 1991, between the Company and Mr. Rosenfeld, and (ii) all benefits, salary and prerequisites provided for therein except for (a) benefits, salary and prerequisites earned and accrued up to December 30, 1995, (b) salary of $500,000 through December 31, 1996, and (c) benefits including (i) continued disability and term life insurance in amounts not less than the amounts in force on the date of the Termination Agreement for a three-year period and (ii) the right to continue to participate in the Company's medical plans to the extent he is eligible for up to three years from the date of the Termination Agreement. The Termination Agreement will call for Mr. Rosenfeld to serve as a Director Emeritus of the Company and will allow Mr. Rosenfeld to attend meetings of the Board of Directors and participate in Board discussions for a one-year period but Mr. Rosenfeld will have no right to vote on any matters that come before the Board of Directors. The Termination Agreement will preclude Mr. Rosenfeld for a one-year period from competing with the Company under certain circumstances.


        In April 1996, the Executive Vice President, Secretary and General Counsel resigned. Also, in April 1996, the Executive Vice President and Chief Financial Officer indicated his intention to resign his position in order to pursue other interests. He has agreed to stay with the Company until his replacement can be found. In connection therewith, the Company entered into a settlement of his employment agreement.

7.      LONG-TERM DEBT

        In November 1995, the Company entered into a three-year $75 million secured revolving credit facility (the "Credit Facility") with Congress Financial Corporation. The Company is required to maintain minimum net worth and working capital levels. In addition, the Credit Facility places limitations on the Company's ability to incur additional indebtedness. The Credit Facility was amended in February 1996 to permit the reorganization of Austad and was further amended in April 1996 to permit borrowing of an additional $4 million over the borrowing base formula until the closing of the Rights Offering, subject to the $75 million limit of the Credit Facility. In addition, the minimum working capital and net worth requirements contained in the Credit Facility and in the Indenture relating to the 9.25% Notes were reduced by $5 million for the same period.

        At March 30, 1996, the Company had $24.1 million of borrowings outstanding under the revolving line of credit and $9.8 million outstanding under the revolving term notes. The rates of interest related to the revolving line of credit and term notes were 9.75% and 10.0%, respectively, at March 30, 1996.

        The face amount of unexpired documentary letters of credit at March 30, 1996, was $4.1 million. In addition, the Company had issued $28.9 million of standby letters of credit at March 30, 1996.

8.      INCOME TAXES

        At March 30, 1996, the Company had a net deferred tax asset of $15 million, including a deferred tax asset valuation allowance of approximately $52 million, which was recorded in prior years primarily relating to the realization of certain net operating loss carryforwards ("NOLs"). At March 30, 1996, the Company had $172 million of NOLs. Realization of the future tax benefits associated with the NOLs is dependent on the Company's ability to generate taxable income within the carryforward period and the periods in which net temporary differences reverse. Future levels of operating income and taxable income are dependent upon general economic conditions, competitive pressures on sales and margins, postal and other delivery rates, and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of all of the NOLs and reversals of temporary differences.

        In assessing the realizability of the $15 million net deferred tax asset, the Company has considered numerous factors, including its future operating plans and its recent history of operating results (including pre-tax income in 1994 as well as the losses incurred in 1995 and the quarter ended March 30, 1996). Management believes that the $15 million net deferred tax asset represents a reasonable, conservative estimate of the future utilization of the NOLs and the Company will continue to routinely evaluate the likelihood of future profits and the necessity of future adjustments to the deferred tax asset valuation allowance.


9.      ACCOUNTING FOR STOCK-BASED COMPENSATION

        In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation", which is effective in 1996. The statement encourages entities to adopt the fair value-based method of accounting for employee stock options, as opposed to the method which measures compensation cost for those plans using the intrinsic value- based accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has decided to adopt the recognition provisions of SFAS No. 123 for the first quarter of 1996. However, as there were no employee stock options granted during the interim period, there is no income statement or balance sheet impact related to the adoption of SFAS No. 123 at this time.

        A summary of the status of the Company's two stock option plans as of December 30, 1995 and March 30, 1996 and changes during the periods ending on those dates is presented below.

Executive Equity Incentive Plan

                                                   December 30, 1995               March 30, 1996
                                                   -----------------               --------------
                                                          Weighted Average                Weighted Average
                                              Shares       Exercise Price     Shares       Exercise Price
                                              ------       --------------     ------       --------------
Options outstanding beginning of period        1,073,836        $2.98        1,021,170         $2.66
Options granted                                  286,666        $2.53             --            --
Options cancelled                               (339,332)       $3.59         (266,000)        $2.53
                                              ----------                     ---------
Options outstanding end of period              1,021,170        $2.66          755,170         $2.70
                                              ==========                     =========

Options exercisable end of period                   --           --            478,498         $2.50
                                                                             =========

Options exercised end of period                     --           --               --            --

Weighted average fair value of options
 granted during the year                            --          $1.19             --            --

Stock Option Plan
                                                   December 30, 1995               March 30, 1996
                                                   -----------------               --------------
                                                          Weighted Average                Weighted Average
                                               Shares      Exercise Price       Shares     Exercise Price
                                               ------      --------------       ------     --------------
Options outstanding beginning of period        496,050             $3.60        90,000             $2.42
Options granted                                 70,000             $2.11          --                --
Options cancelled                             (142,000)            $3.50          --                --
Options expired                               (334,050)            $3.65       (20,000)            $3.50
                                              ---------                        -------
Options outstanding end of period               90,000             $2.42        70,000             $2.11
                                              =========                        =======
                                                                                                     --
Options exercisable end of period               20,000             $3.50          --
                                              =========

Options exercised end of period                   --                 --           --                --

Weighted average fair value of options
granted during the year                          --                $.90          --                --


The following table summarizes information with regard to stock options outstanding at March 30, 1996.

Executive Equity Incentive Plan

                                              WEIGHTED-AVERAGE
                                                 REMAINING
     EXERCISE PRICE   OPTIONS OUTSTANDING     CONTRACTUAL LIFE
     --------------   -------------------     ----------------
          $1.75             30,000               5.75 Years
          $2.50            510,504               3.25 Years
          $2.63             50,000               5.25 Years
          $2.75             66,666               5.00 Years
          $3.00             20,000               3.00 Years
          $3.89             20,000               3.25 Years
          $4.50             58,000               3.05 Years

There are 478,498 options exercisable at the end of the first quarter at a weighted average exercise price of $3.25.

Stock Option Plan

                                              Weighted-Average
                                                 Remaining
      Exercise Price  Options Outstanding     Contractual Life
      --------------  -------------------     ----------------
          $1.75             20,000               4.5 Years
          $2.25             50,000               4.5 Years

There are no options exercisable at the end of the first quarter under this plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following table sets forth, for the fiscal periods indicated, the percentage relationship to revenues of certain items in the Company's condensed consolidated statements of income.

                                                           13 Weeks Ended
                                                      April 1,        March 30,
                                                        1995            1996
                                                        ----            ----
Revenues                                               100.0%           100.0%
Cost of sales and operating expenses                    63.9             65.5
Provision for catalog and facility closings               .2               .7
Selling expenses                                        28.6             27.4
General and administrative expenses                      8.9              9.3
Depreciation and amortization                             .8              1.8
Income (loss) from operations                           (2.4)            (4.7)
Interest expense, net                                    (.4)             (.9)
Net income (loss)                                       (2.8%)           (5.7%)

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MARCH 30, 1996 COMPARED WITH THIRTEEN WEEKS ENDED APRIL 1, 1995

        Net Income (Loss). The Company reported a net loss of $(9.5) million or $(.10) per share for the quarter ended March 30, 1996 compared to a net loss of $(4.9) million or $(.05) per share in the same period last year.

        The higher loss was primarily a result of: (i) paper costs which were 21% higher than in the first quarter of 1995; (ii) higher telemarketing and fulfillment costs due to weather related issues and continued operating problems in the new Roanoke fulfillment center; and (iii) $1.8 million of additional inventory obsolescence provisions.

        Revenues. Revenues decreased 6% in the quarter ended March 30, 1996 to $166 million from $177 million for the same period last year, due to a $14 million decline in revenues of the Company's discontinued catalogs. Continuing catalog revenues increased 2% to $154 million in the current quarter from $151 million for the same period last year, on a 7% reduction in catalog circulation. Overall, the Company circulated 99 million catalogs in 1996, a reduction of 12% from the prior year.

        Non-apparel continuing catalog revenues increased 3% to $125.2 million, due to an increase in revenues from the Company's venture with Sears, and from The Company Store, Improvements and Austad's, which offset reductions in the other non-apparel catalogs, principally Domestications and Colonial Garden Kitchens. Domestications revenues were down 20%, as improved response rates partially offset a decline in the average order and a 25% reduction in catalog circulation. The decline in Colonial Garden Kitchens' revenues was due to lower circulation and higher backorder levels due to merchandise delivery problems caused by the Company's credit situation, which more than offset improved response rates and a higher average order. Revenues from discontinued catalogs decreased 44% to $10.2 million. The Company discontinued the Mature Wisdom, Tapestry and Hanover

House catalogs in 1995.

        Apparel continuing catalog revenues declined 3% from $29.5 million for the first quarter of 1995 to $28.8 million in the current period as increased backorder levels in Silhouettes, also attributable to the Company's credit situation, more than offset sales improvements in Tweeds and International Male. Revenues from discontinued apparel catalogs declined by $6.0 million from 1995 to $1.3 million in 1996. The Company discontinued the Essence By Mail, One 212, and Simply Tops catalogs in 1995.

        Operating Costs and Expenses. Cost of sales and operating expenses increased to 65.5% of revenues compared to 63.9% for the same period in 1995. The increase is primarily attributable to lower overall product margins due to higher inventory obsolescence provisions and the impact of mark downs for the discontinued catalogs. In addition, fulfillment and telemarketing costs increased significantly due to the severe winter weather conditions during much of the first quarter which caused the periodic shut down of the call centers in Wisconsin, Pennsylvania and Virginia, as well as slowed shipments of both inbound and outbound freight. In addition, the Company continued to experience significant operating problems in connection with the new Roanoke fulfillment center, which will continue to impact the Company's operating results for the balance of the year.

        The Provision for catalog and facility closings increased from $.3 million in 1995 to $1.1 million in 1996. In the current quarter, higher provisions for the disposal of the remaining inventory for the discontinued Simply Tops and One 212 catalogs were recorded as the Company experienced significantly lower recovery rates on liquidation of such inventory than had been anticipated. The prior year amount reflected expenses incurred for relocation and severance costs related to several facility closings which did not occur in the current period.

        Selling expenses decreased to 27.4% of revenues in the first quarter of 1996 from 28.6% for the same quarter last year. This decrease was attributable to a 12% decline in circulation and higher response rates, which helped offset a 21%, or $2.3 million increase in paper prices.

        General and administrative expenses were 9.3% of revenues in the first quarter of 1996, compared to 8.9% in 1995, due to costs associated with the hiring of the Company's new Chief Executive Officer, and $.6 million attributable to the settlement of an executive's employment agreement.

        Depreciation and amortization increased to 1.8% of revenues in the first quarter of 1996 from .8% of revenues for the same period in 1995. The total expense increased $1.5 million or 107% from 1995 to 1996 as a result of depreciation charges related to the Gump's retail store, the Roanoke distribution facility and the Austad acquisition, all of which had no impact in the 1995 quarter.

        Income (Loss) from Operations. The Company recorded a loss from operations of $(7.7) million in the first quarter of 1996, or (4.7)% of revenues, compared to a loss from operation of $(4.1) million for the same period in 1995, or (2.4)% of revenues.

        The Non-Apparel group's results of operations decreased $3.4 million, from a loss of $(.9) million in the first quarter of 1995 to a loss of $(4.3) million in the same period in 1996 due primarily to the sales and cost increases mentioned above. The increase in the loss was primarily due to the results of operations at Domestications which were adversely affected by the higher telemarketing and fulfillment costs related to its problems with its new Roanoke distribution center. In addition, its product margin continued to be negatively impacted by product mix changes, promotional activities and an increase in its obsolescence provision due to a decision not to continue to offer certain products in future catalogs. These factors more than offset improved catalog productivity. The discontinued catalogs lost ($.7) million in 1996 compared to ($1.4) million in the prior year.

        The Apparel group's results of operations improved $.4 million from a loss of $(2.3) million in the first quarter of 1995 to a loss of $(1.9) million for the same period in 1996. The Men's Apparel catalogs generated income of $.4 million in the first quarter of 1995 compared to break even results for the same period in 1996. The Women's Apparel continuing catalogs generated a loss of $(.4) million in the first quarter of 1995 compared to a loss of $(.7) million for the same period in 1996. The Women's Apparel discontinued catalogs generated a loss of $(2.2) million in the first quarter of 1995 compared to a loss of $(1.2) million for the same period in 1996.

        Interest Expense, Net. Interest expense, net increased to $1.5 million in the first quarter of 1996 from $.7 million in the first quarter of 1995 due to the Company's higher cost of credit under its new Credit Facility and increased borrowings related to the Company's increased working capital requirements.

        Income Taxes. In assessing the realizability of the $52 million net deferred tax asset, the Company has considered numerous factors, including its future operating plans and its recent history of operating results (including pre-tax income in 1994 as well as the losses incurred in 1995). The Company believes that the $15 million net deferred tax asset represents a reasonable, conservative estimate of the future utilization of the tax NOLs and the Company will continue to evaluate the likelihood of future profit and the necessity of future adjustments to the deferred tax asset valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

        Working Capital. At March 30, 1996, the Company had $2.8 million in cash and cash equivalents, compared to $2.7 million at December 30, 1995. Working capital and the current ratio were $41.4 million and 1.32 to 1 at March 30, 1996 versus $28.8 million and 1.22 to 1 at December 30, 1995. The $20.9 million of cash used in operations in the first quarter of 1996, which was provided from additional borrowings under the Credit Facility, was primarily utilized to fund the operating losses incurred in 1996 and a working capital increase. This working capital increase is in part a seasonal increase in inventory and in part a reaction to the tightening of vendor credit terms that the Company began to experience in 1995. In addition, the Company expanded its deferred billing program that is offered to customers of certain catalogs which caused an increase in its accounts receivable.

        As a result of the operating losses incurred in 1995 and 1996, the Company's financial condition has deteriorated, which has caused a tightening of vendor credit during this period and resulted in an increase in long-term debt. Nevertheless, backorder levels have increased only marginally although certain catalogs have been affected more than others, and the Company has managed to receive merchandise shipments in most cases in sufficient quantities to satisfy customer demand. However, back order levels have negatively affected initial fulfillment which has resulted in an increase in split shipments and higher customer inquiry calls which contributed to the higher fulfillment expense experienced in 1996. In addition the Company has had to utilize more working capital than had previously been anticipated, due to a tightening in trade terms. Also in March 1996, the Company concluded that its recent operating results would have a further negative impact on the Company's ability to conduct business on normal trade terms. Therefore, the Company decided that it was necessary to obtain an equity infusion which would: (i) restore the Company's equity base that had deteriorated due to the operating losses since the beginning of 1995, (ii) reduce long-term debt, and (iii) provide the Company with additional liquidity. As a result, the Company announced in March that it would conduct a $40 million rights offering after the first quarter to be underwritten by NAR, the Company's largest shareholder. The Company will utilize $14 million of the net proceeds to repay its 9.25% Senior Subordinated Notes due 1998 owned by an affiliate of NAR. At such time, the Company will record an extraordinary expense related to the early extinguishment of debt, representing the write-off of the unamortized debt issuance costs of approximately $1.2 million. The balance of the proceeds will be used for general corporate purposes, including the repayment of outstanding revolver indebtedness under the Credit Facility.

        The announcement of this Rights Offering has generally eased vendor/creditor concerns about the Company's viability as indicated by the significant increase in inventory receipts in the first quarter of 1996. However, the Company believes that because of the continued operating losses and the problems being encountered in its Roanoke distribution center it should increase the amount of the Rights Offering to $50 million to provide it with additional financial flexibility in dealing with its vendors. Accordingly in May, the Company agreed with NAR, subject to approval by the Company's Board of Directors, to such an increase. The Company believes that, upon the conclusion of the Rights Offering, it will return to normal trade terms with suppliers and will be able to obtain sufficient merchandise on a timely basis to satisfy customer demand as well as have adequate capital to support its operations.

        The Company experiences seasonality in its working capital requirements and fluctuations in the Credit Facility will occur usually within the first and fourth quarters of the year.

        Infrastructure Investments. The Company continued its management information systems up-grade in 1996. The new system was operational in ten catalogs at the end of 1995 and the Company expects to complete the roll-out of the system to the remaining catalogs in 1996, although this could be affected by the problems in the Roanoke facility. The Company will incur higher MIS costs in 1996 due to the completion of the new system. As of March 30, 1996, the Company had incurred costs of approximately $16.2 million as part of this plan, including $.3 million in the first quarter of 1996. Such costs included hardware and software costs aggregating $10.3 million and internal costs of $5.9 million related to production of this new system that have been capitalized. The Company currently anticipates making additional expenditures of approximately $3 million in its Roanoke facility in 1996 to alleviate certain problems it is currently experiencing. Overall, the Company's level of capital spending has been reduced in 1996 and will focus on these projects.

        Effect of Inflation and Cost Increases. The Company normally experiences increased costs of sales and operating expenses as result of the general rate of inflation in the economy. Operating margins are generally maintained through internal cost reductions and operating efficiencies and then through selective price increases where market conditions permit. The Company's inventory is mail-order merchandise which undergoes sufficiently high turnover so that the cost of goods sold approximates replacement cost. Because sales are not dependent upon a particular supplier or product brand, the Company can adjust product mix to mitigate the effects of inflation on its overall merchandise base.

        Paper and Postage. The Company mails its catalogs and ships most of its merchandise through the United States Postal Service ("USPS"). In 1996, the USPS announced a reclassification of postal rates that will become effective on July 1, 1996. It is anticipated that this will favorably impact the Company's postage expenses by approximately 2% - 3% on an annualized basis. Paper costs represented approximately 8% and 7% of revenues in 1995 and the first quarter of 1996 respectively. Since January of 1996, paper prices have begun to decline from their record levels in 1995. While this is a favorable development for the Company, there can be no assurance that this decline will continue nor that prices will not increase later in the year.

        Cautionary Statements

        The following statements constitute forward looking statements which involve risks and uncertainties:

               "...the Company believes that, upon the conclusion of the Rights Offering, the Company will return to normal trade terms with all suppliers and will be able to obtain sufficient merchandise on a timely basis to satisfy customer demand, as well as have adequate capital to support its operations"

               "In 1996, the USPS announced a reclassification of postal rates that will become effective on July 1, 1996. It is anticipated that this will favorably impact the Company's postage expenses by approximately 2%-3% on an annualized basis."

        The following are important factors, among others, that could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf, of the Company:

               a general deterioration in the economic conditions in the United States leading to increased competitive activity including a business failure of a substantial size company in the retail industry; and a reduction in consumer spending generally or specifically with reference to the types of merchandise that the Company offers in its catalogs;

               an  increase  in  the  failure  rate  of  consumer   indebtedness
               generally; and an increase in credit sales by the Company accompanied by an increase in its bad debt experience with respect to consumer debt;

               a delay in the implementation of the actions to be taken by the Company to increase the efficiency of operations; rapid increases and decreases in the volume of merchandise that passes through the Company's warehouse facilities;

               the failure of the Rights Offering to be consummated on a timely basis;

               the failure of the Company to achieve quarterly profitable operating results by the end of fiscal 1996;

               the failure of the Company to solve the operating problems at the new Roanoke fulfillment center;

               and a delay or reversal in the implementation of postal rate decreases or an increase in paper costs.

PART II - OTHER INFORMATION

Item 5.    Other Information

        In November 1995, the Company entered into the Credit Facility with Congress. The Credit Facility was amended in February 1996 to permit the reorganization of Austad. In addition, the Credit Facility was amended in April 1996 to permit the borrowing of an additional $4 million over the borrowing base formula until the closing of the Rights Offering, subject to the $75 million limit of the Credit Facility. In addition, the minimum working capital and net worth requirements contained in the Credit Facility and in the Indenture relating to the 9.25% Notes were reduced by $5 million until the closing of the Rights Offering.


Item 6.    Exhibits and Reports on Form 8-K

Exhibits

        10     (a)    First Amendment to Loan and Security Agreement, dated
                      as of February 22, 1996, among Congress  Financial
                      Corporation and certain subsidiaries of the Company.

               (b) Second Amendment to Loan and Security Agreement, dated as of April 16, 1996, among Congress Financial Corporation and certain subsidiaries of the Company.

               (c) Third Supplemental Indenture dated as of April 16, 1996, to the Indenture, dated as of August 17, 1993, as supplemented, among the Company and First Trust National Association, as Trustee.

        27            Financial Data Schedule (EDGAR filing only).

Reports on Form 8-K - There were no reports on Form 8-K filed during the first quarter ended March 30, 1996. However, on April 17, 1996, the Company filed an Amendment No. 1 to its current report on form 8-K dated May 25, 1995 attaching, pursuant to Item 7(a) (i) of such form, financial statement for the Austad Company reported on by Arthur Andersen LLP, together with a consent of such firm.

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




                                                   HANOVER DIRECT, INC.
                                                   --------------------
                                                         Registrant





                                                   By: /s/Wayne P. Garten
                                                   ------------------------
                                                   Wayne P. Garten
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (on behalf of the Registrant
                                                   and as principal financial
                                                   officer)





May 14, 1996

                                  EXHIBIT INDEX

                                                                               PAGE
      EXHIBIT NUMBER                                                            NO.
      --------------                                                           ----

                10(a) First Amendment to Loan and Security Agreement, dated as of February 22, 1996, among Congress Financial Corporation and certain subsidiaries of the Company.

                  (b) Second Amendment to Loan and Security Agreement, dated as of April 16, 1996, among Congress Financial Corporation and certain subsidiaries of the Company.

                  (c) Third Supplemental Indenture dated as of April 16, 1996, to the Indenture, dated as of August 17, 1993, as supplemented, among the Company and First Trust National
                      Association, as Trustee.

                27    Financial Data Schedule (EDGAR filing only)