Form 10-K405/A
period 1995-12-30
HANOVER DIRECT INC
filed 1996-07-17
CIK 320333

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A3

                                AMENDMENT NO. 3
                                       TO
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 30, 1995

                         Commission file number 1-12082

                              HANOVER DIRECT, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                             13-0853260
     -----------------------------      -------------------------------------
       (State of incorporation)          (I.R.S. Employer Identification No.)

 1500 HARBOR BOULEVARD, WEEHAWKEN, NEW JERSEY                   07087
 --------------------------------------------                 ---------
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (201) 863-7300

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
    Title of each class                             on which registered
- -----------------------------------------           -----------------------
Common Stock, $.66 2/3 Par Value                    American Stock Exchange
Securities registered pursuant to Section           None
12(g) of the Act:

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

                       DOCUMENTS INCORPORATED BY REFERENCE

NONE.

                                EXPLANATORY NOTE

         This Form 10-K/A3 is being filed by Hanover Direct, Inc., a Delaware corporation (the "Company"), as an amendment to its Annual Report on Form 10-K for the fiscal year ended December 30, 1995, amended April 29, 1996 and April 30, 1996, to make certain amendments to Part II -- Items 7 and 8 and Part IV --
Item 14 thereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the fiscal years indicated, the percentage relationship to revenues of certain items in the Company's Consolidated Statements of Income:

                                                                                Fiscal Year
                                                                 ----------------------------------------
                                                                   1993             1994             1995
                                                                   ----             ----             ----
Revenues                                                         100.0%            100.0%           100.0%
Cost of sales and operating expenses  . . . . . . . . . .         63.4              62.9             64.5
Write-down of inventory of discontinued catalogs  . . . .          -                 -                1.1
Provision for facility closings . . . . . . . . . . . . .          -                 -                 .3
Selling expenses  . . . . . . . . . . . . . . . . . . . .         24.6              25.7             27.4
General and administrative expenses . . . . . . . . . . .          8.5               8.5              8.5
Depreciation and amortization . . . . . . . . . . . . . .           .5                .8              1.2
Income (loss) from operations . . . . . . . . . . . . . .          3.0               2.1             (3.0)
Interest expense, net   . . . . . . . . . . . . . . . . .           .4                .4               .6
Other income (expense)  . . . . . . . . . . . . . . . . .           .1               (.2)             -
Net income (loss) . . . . . . . . . . . . . . . . . . . .          2.7%              1.9%            (4.0%)

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

         The net loss in 1995 was primarily the result of the cumulative impact on the Company of the 14% to 18% increase in USPS rates, a 43% increase in paper prices and weak consumer demand. As a result of these factors, the Company discontinued six poorly performing catalogs in 1995 which have incurred substantial losses which the Company believed could not overcome these obstacles. Including an incremental write-down of inventory associated with discontinuing these catalogs of $8.6 million, these catalogs lost $20 million in 1995 compared to $4.7 million in the prior year. In addition, the Company also incurred costs, aggregating $2.7 million, in connection with the consolidation of facilities into its new Roanoke, VA fulfillment center.
These costs included operating expenses related to maintaining duplicate facilities of $1.0 million and $1.7 million of costs related to start-up problems, operating down-time and inefficiencies in the new facility. Due to these cost pressures, the Company implemented a cost reduction program in 1995 whereby the Company instituted a salary freeze, reduced its work force by approximately 10%, closed 5 facilities and reduced other administrative and overhead expenses. In connection with the closing of these 5 facilities, the Company incurred non-recurring costs of $1.5 million. The Company also incurred one-time severance and employee separation expenses of $2.0 million.

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

         Operating Costs and Expenses. Cost of sales and operating expenses as a percentage of revenues increased from 62.9% in 1994 to 64.5% in 1995. This increase is primarily attributable to lower overall product margins due to greater sale activity as a result of the generally weak consumer demand and the impact of inventory write-downs for the discontinued catalogs. In addition, fulfillment costs were higher in 1995 due to the start up of the new facility in Roanoke and higher outbound freight expenses of approximately
$7 million or 15% as a result of the increase in USPS rates.

         The write-down of inventory for the discontinuance of six of the Company's catalogs of $8.6 million primarily consisted of incremental inventory write-downs in excess of normal seasonal write-downs and severance expenses. During 1995, the Company recorded a Provision for Facility Closings totalling $1.5 million consisting primarily of moving expenses ($.7 million), lease termination fees ($.3 million) and severance expenses ($.5 million), substantially all of which were paid in 1995. No such charges were recorded in 1994.

         Selling expenses increased $8.2 million or 4.2% in 1994 to 27.4% of revenues for the current year, primarily due to a 43% increase in average paper costs and a 15% increase in the average cost of mailing a catalog which more than offset the 2.0% reduction in catalog circulation and higher customer response rates. As a result of these price increases, the Company incurred approximately $18.0 million of higher costs to prepare and deliver its catalogs in 1995.

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

         Non-Apparel income from operations decreased from $20.5 million in 1994 to a loss of $7.8 million in 1995. The most significant contributor to the decrease in profitability was Domestications, which in addition to being significantly impacted by the higher postage and paper costs also incurred additional costs in connection with the move of its operations into the new Roanoke facility. These costs included start-up costs, down time due to equipment problems, temporary labor costs, higher shipping, damages and replacement costs. Additionally, Domestications' product margin was adversely impacted by product mix changes, increased promotional activities and higher obsolescence charges. The loss from discontinued Non-Apparel catalogs increased from $1.3 million in 1994 to $10.1 million in 1995. Profitability from the Sears venture increased by $.1 million to $3 million in 1995 and the 1995 acquisitions contributed income of $2.5 million. The Company Store and Gump's also had higher operating profits in 1995 compared to 1994.

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

         Interest Income (Expense). Interest expense increased approximately $1.5 million from $3.5 million in 1994 to $5.0 million in 1995. This increase was due to higher average borrowings outstanding under the Company's revolving credit facility in 1995 as well as an increase in the basis point of approximately 3% in the Company's borrowing rate which is attributable to the Company's deteriorating financial performance in 1995. Interest income declined by $.2 million to $.5 million in 1995 because the Company had less cash available for investment.

         Other Income (Expense). Other expenses in 1994 totaled a net $1.8 million while there were no similar expenses in 1995. The loss in 1994 was comprised of $1.2 million related to the Company's investment in Boston Publishing Company and $1.3 million related to its investment in Regal Communications, Inc. offset by other income of $.7 million. The Company acquired a 20% ownership in Boston Publishing Company in February 1994. The Company made this investment with the intention of possibly acquiring Boston Publishing Company at some point in the future. During 1994 the Company made an investment in debt securities of Regal Communications, Inc. It was the Company's intention to hold these debt securities as a long term investment and perhaps at some point in the future obtain certain operating subsidiaries of Regal in exchange for such securities.

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

         Extraordinary Items. The extraordinary loss of $1.8 million in 1995 represented a loss on the early extinguishment of debt which arose in connection with the refinancing of the Company's $75 million Revolving Credit Facility and its $14 million 9.25% Senior Subordinated Notes due 1998.

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

         Operating Costs and Expenses. Cost of sales and operating expenses as a percentage of revenues decreased from 63.4% in 1993 to 62.9% in 1994. The decrease was primarily attributable to higher overall profit margins and lower fulfillment costs primarily due to the commencement of the Company's facilities consolidation program, as partially offset by higher delivery costs in 1994 based on sales mix.

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

         Income Taxes. The Company recorded a Federal income tax benefit of $4.4 million in 1994 based on its estimate of the amount of net operating loss carry forwards ("NOLs") that can be utilized in the future. Federal income tax provisions of $5.9 million and $4.2 million, respectively, were offset by the utilization of

NOLs in 1993 and 1994. The Company's state tax provision was $.5 million and $.9 million in 1993 and 1994, respectively.

         Shareholders' Equity. The number of shares of Common Stock outstanding increased by 9,804,663 in 1994 due to: (i) 8,045,296 shares issued in connection with the Public Offering, (ii) 1,309,207 shares issued in connection with a cashless exchange upon the exercise of certain warrants and (iii) 450,160 shares issued in connection with the Company's equity and incentive plans, the exchange of the 6% Series A Convertible Preferred Stock (the "6% Preferred Stock") and other activities. At December 31, 1994, there were 92,737,840 shares of Common Stock outstanding compared to 82,933,177 shares of Common Stock outstanding at January 1, 1994.


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

           As a result of the operating losses incurred in 1995, the Company's financial condition deteriorated which reduced its working capital position and resulted in an increase in long-term debt. In addition, as a result of these operating losses, the Company was not in compliance at various times during 1995 with certain financial covenants that had been contained in its $80 million credit facility that it had entered into in 1994 ("Credit Facility"). The Company obtained waivers for these covenant violations, but was required to agree to more restrictive terms with respect to availability (reduced to $55 million), financial covenants and a higher interest rate. The disclosure of these covenant violations in the Company's 1995 interim financial statements, coupled with a very difficult year for retailers with numerous Chapter 11 filings occurring, caused a tightening of vendor credit in the fourth quarter of 1995. This resulted in higher back order levels (unfilled orders) and increased fulfillment costs which negatively impacted the Company's operating results in that quarter even though credit restrictions eased when the Company closed its new three year $75 million credit facility with Congress Financial Corp. ("Congress Facility") on November 15, 1995. The Company had determined that it was necessary to replace the original Credit Facility because the terms of the proposed amendment were too restrictive. Although the Congress Facility is secured by all of the Company's assets, it provides the Company with greater liquidity and less restrictive financial covenants, and was competitive in terms of cost with the proposed amendment.

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

         The Company continued its management information systems up-grade in 1995. The new system, which began operation in two of the Company's catalogs in 1994, was operational in ten catalogs at the end of 1995. The Company expects to complete the roll-out of the system to the remaining catalogs in 1996. The Company will incur higher MIS costs in 1996 due to the completion of the transition to the new system. As of December 30, 1995, the Company had incurred costs of approximately $15.9 million as part of this plan, including $6.8 million in 1995. Such costs included hardware and software costs aggregating $10.3 million and internal costs of $2.5 million related to production of this new system that have been capitalized. The Company began to amortize these costs over 5 years in 1995. The Company's level of capital spending will be reduced in 1996 and will focus on the completion of the systems project.

         Effects of Inflation and Cost Increases. The Company normally experiences increased costs of sales and operating expenses as a result of the general rate of inflation in the economy. Operating margins are generally maintained through internal cost reductions and operating efficiencies and then through selective price increases where market conditions permit. The Company's inventory is mail-order merchandise which undergoes sufficiently high turnover so that the costs of goods sold approximates replacement cost. Because sales are not dependent upon a particular supplier or product brand, the Company can adjust product mix to mitigate the effects of inflation on its overall merchandise base.

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

              "...the Company has taken and is taking actions which it believes will lead to more efficient operations. Paper prices may continue at current levels during 1996."

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

              a general deterioration in the economic conditions in the United States leading to increased competitive activity including a business failure of a substantial size company in the retail industry, a reduction in consumer spending generally or specifically with reference to the types of merchandise that the Company offers in its catalogs;

              an increase in the failure rate of consumer indebtedness generally; an increase in credit sales by the Company accompanied by an increase in its bad debt experience with respect to consumer debt;

              a delay in the implementation of the actions to be taken by the Company to increase the efficiency of operations; rapid increases and decreases in the volume of merchandise that passes through the Company's warehouse facilities; and a delay or reversal in the implementation of postal rate increase or an increase in paper cost.

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

                                       ARTHUR ANDERSEN LLP

February 26, 1996
(except with respect to the
matters discussed in Note 14,
as to which the date is March 7, 1996)
New York, New York

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 1994 and December 30, 1995

                                                                     DECEMBER 31,    DECEMBER 30,
                                                                         1994           1995
                                                                     ------------    -----------
                                                                           (IN THOUSANDS)
ASSETS
Current Assets:
 Cash and cash equivalents                                                $24,053      $2,682
 Accounts receivable, net of allowance for doubtful
 accounts of $2,730 in 1994 and $2,597 in 1995                             25,247      30,176
 Inventories                                                               83,653      79,281
 Prepaid catalog costs                                                     33,725      37,118
 Deferred tax asset, net                                                    3,200       3,300
 Other current assets                                                       2,658       6,170
                                                                          -------     -------
         Total Current Assets                                             172,536     158,727
                                                                          -------     -------

Property and Equipment, at cost
  Land                                                                      1,917       4,811
  Buildings and building improvements                                       7,994      19,353
  Leasehold improvements                                                    6,807      14,001
  Furniture, fixtures and equipment                                        24,103      39,508
  Construction in progress                                                 21,358       5,479
                                                                         --------    --------
                                                                           62,179      83,152
  Accumulated depreciation and amortization                              (19,708)    (26,090)
                                                                         --------    --------
         Property and Equipment, net                                       42,471      57,062
                                                                         --------    --------
Goodwill                                                                   19,026      36,586
Deferred tax asset, net                                                    11,800      11,700
Other assets                                                               16,413      14,934
                                                                         --------    --------
         Total Assets                                                    $262,246    $279,009
                                                                         ========    ========

See Notes to Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
As of December 31, 1994 and December 30, 1995

                                                                                  DECEMBER 31,   DECEMBER 30,
                                                                                     1994            1995
                                                                                  ------------   ------------
                                                                             (IN THOUSANDS, EXCEPT SHARE AND PER
                                                                                           SHARE AMOUNTS)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Current portion of long-term debt and capital
   lease obligations                                                             $      812          3,546
 Accounts payable                                                                    89,366         93,291
 Accrued liabilities                                                                 20,215         25,969
 Customer prepayments and credits                                                     3,642          7,147
                                                                                 ----------       --------
         Total Current Liabilities                                                  114,035        129,953
                                                                                 ----------       --------
Noncurrent Liabilities:
 Long-term debt                                                                      35,907         57,283
 Capital lease obligations                                                            1,196          1,973
 Other                                                                                1,383          2,590
                                                                                 ----------       --------
         Total Noncurrent Liabilities                                                38,486         61,846
                                                                                 ----------       --------
         Total Liabilities                                                          152,521        191,799
                                                                                 ----------       --------
Shareholders' Equity:
 6% Series A Convertible Additional Preferred Stock, $10 stated value, authorized 5,000,000 shares; issued
 156,600 shares in 1994 and 78,300 shares in 1995                                     1,589            795
 Series B Convertible Additional Preferred Stock, $.01
 par value, authorized and issued 634,900 shares in 1995                                 -           5,558
 Common Stock, $.66 2/3 par value, authorized
  150,000,000 shares; issued 92,978,234 shares in
  1994 and 93,693,162 shares in 1995                                                 61,985         62,461
 Capital in excess of par value                                                     253,210        255,390
 Accumulated deficit                                                              (201,102)      (231,332)
                                                                                 ----------       --------
                                                                                    115,682         92,872
 Less:
  Treasury stock, at cost (1,157,061 shares in 1994 and 1995)                       (3,345)        (3,345)
  Notes receivable from sale of Common Stock                                        (1,912)        (2,023)
  Deferred compensation                                                               (700)          (294)
                                                                                 ----------       --------
Total Shareholders' Equity                                                          109,725         87,210
                                                                                 ----------       --------
Total Liabilities and Shareholders' Equity                                         $262,246       $279,009
                                                                                 ==========       ========

See Notes to Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

For the years ended January 1, 1994, December 31, 1994 and December 30, 1995

                                                             1993             1994             1995
                                                             ----             ----             ----
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES                                                    $642,511         $768,884         $749,767
                                                            --------         --------         --------
Operating costs and expenses:
 Cost of sales and operating expenses                        407,087          484,059          483,493
 Write-down of inventory of discontinued catalogs            -                -                  8,580
 Provision for facility closings                             -                -                  1,563
 Selling expenses                                            157,811          197,436          205,618
 General and administrative expenses                          55,258           65,257           64,112
 Depreciation and amortization                                 3,279            6,157            9,020
                                                            --------         --------         --------
                                                             623,435          752,909          772,386
                                                            --------         --------         --------

INCOME (LOSS) FROM OPERATIONS                                 19,076           15,975         (22,619)

 Interest expense                                            (4,925)          (3,544)          (5,050)
 Interest income                                               2,168              731              519
 Other income (expense)                                          888          (1,833)          -
                                                            --------         --------         --------

Income (loss) before income taxes                             17,207           11,329         (27,150)
Income tax provision (benefit)                                 (130)          (3,509)            1,003
                                                            --------         --------         --------

Income (loss) before extraordinary item                       17,337           14,838         (28,153)
 Extraordinary item                                          -                -                (1,837)
                                                            --------         --------         --------

NET INCOME (LOSS)                                             17,337           14,838         (29,990)

Preferred stock dividends                                    (4,093)            (135)            (240)
                                                            --------         --------         --------

Net income (loss) applicable to Common
 Shareholders                                                $13,244          $14,703        ($30,230)
                                                            ========         ========         ========
Net income (loss) per share:
Income (loss) before extraordinary item                     $   0.17         $   0.16            ($.30)
Extraordinary item                                           -                 -                 (.02)
                                                            --------         --------         --------

NET INCOME (LOSS) PER SHARE                                 $   0.17         $   0.16        ($    .32)
                                                          ==========         ========         ========

See Notes to Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended January 1, 1994, December 31, 1994 and December 30, 1995

                                                                   1993              1994            1995
                                                                   ----              ----            ----
                                                                               (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                               $17,337          $14,838         ($29,990)
 Adjustments to reconcile net income (loss) to net
  cash provided (used)  by operating activities:
    Depreciation and amortization including deferred
     fees . . . . . . . . . . . . . . . . . . . . . . . . .        4,122            6,499             9,419
    Provision for doubtful accounts . . . . . . . . . . . .        3,404            3,697             4,448
    Provision for catalog and facility closings . . . . . .       -                -                 10,143
    Extraordinary item - early extinguishment of debt . . .       -                -                  1,837
    Provision for losses on notes receivable and
     marketable securities  . . . . . . . . . . . . . . . .       -                 2,121            -
    Deferred transaction costs  . . . . . . . . . . . . . .       -                 (837)            -
    Deferred taxes  . . . . . . . . . . . . . . . . . . . .        (631)          (4,369)            -
    Other, net  . . . . . . . . . . . . . . . . . . . . . .         (33)               43                76
Changes in assets and liabilities, net of effects of
  acquired businesses and dispositions of assets:
    Accounts receivable, net  . . . . . . . . . . . . . . .        5,503          (9,901)           (6,161)
    Inventories . . . . . . . . . . . . . . . . . . . . . .     (12,081)          (3,424)             8,679
    Prepaid catalog costs . . . . . . . . . . . . . . . . .      (5,305)          (8,154)               206
    Other current assets  . . . . . . . . . . . . . . . . .          282          (1,220)           (3,131)
    Accounts payable  . . . . . . . . . . . . . . . . . . .       24,530           10,518           (8,671)
    Accrued liabilities . . . . . . . . . . . . . . . . . .     (10,650)              185           (1,583)
    Dividend payable  . . . . . . . . . . . . . . . . . . .          886           -                 -
    Customer prepayments and credits  . . . . . . . . . . .          684          (1,389)             3,134
                                                                --------         --------          --------

 Net cash provided (used) by operating activities . . . . .       28,048            8,607          (11,594)
                                                                --------         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment  . . . . . . . . .      (4,239)         (23,856)          (13,686)
  Purchase of businesses  . . . . . . . . . . . . . . . . .        (100)           -               (13,008)
  Purchase of convertible debt securities . . . . . . . . .       -               (2,693)            -
  Investments in affiliates . . . . . . . . . . . . . . . .       -               (3,183)
  Advances  . . . . . . . . . . . . . . . . . . . . . . . .       -               (2,300)            -
  Other, net  . . . . . . . . . . . . . . . . . . . . . . .        (313)          (3,293)             (887)
                                                                --------         --------          --------
Net cash provided (used) by investing activities  . . . . .      (4,652)         (35,325)          (27,581)
                                                                --------         --------          --------

See Notes to Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Years ended January 1, 1994, December 31, 1994 and December 30, 1995

                                                               1993            1994                1995
                                                               ----            ----                ----
                                                                          (IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments under revolving credit facility  . . .       $(20,965)        $   (230)           -
  Proceeds from issuance of debt  . . . . . . . . . .         20,000           10,000           20,685
  Payments of long-term debt and capital lease
   obligations  . . . . . . . . . . . . . . . . . . .        (19,856)          (8,015)          (1,419)
  Cash dividends paid . . . . . . . . . . . . . . . .           (890)          (1,027)           -
  Payment of debt issuance costs  . . . . . . . . . .         (1,560)          (1,458)          (2,202)
  Repurchase of Common Stock  . . . . . . . . . . . .        -                   (215)           -
  Proceeds from issuance of Common Stock  . . . . . .            912           49,305              400
  Other, net  . . . . . . . . . . . . . . . . . . . .         (1,007)             (172)            340
                                                            --------         ---------        --------
Net cash  provided (used) by financing activities  . .       (23,366)           48,188          17,804
                                                            --------         ---------        --------
Net increase (decrease) in cash and cash
 equivalents  . . . . . . . . . . . . . . . . . . . .             30            21,470         (21,371)

Cash and cash equivalents at the beginning of
 the year . . . . . . . . . . . . . . . . . . . . . .          2,553             2,583          24,053
                                                            --------          --------        --------
Cash and cash equivalents at end of the year  . . . .       $  2,583          $ 24,053        $  2,682
                                                            ========          ========        ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid . . . . . . . . . . . . . . . . . . .       $  4,883          $  2,923        $  4,586
  Income taxes paid . . . . . . . . . . . . . . . . .       $     71          $    701        $  1,318

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

         Inventories - Inventories consist principally of merchandise held for resale and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The Company considers slow moving inventory to be surplus and calculates a loss on the impairment as the difference between an individual item's cost and the net proceeds anticipated to be received upon disposal. Such inventory is written down to its net realizable value. The costs capitalized by the Company are the costs of the product and freight-in charges.

         Prepaid Catalog Costs - Costs related to mail order catalogs and promotional material are amortized over their estimated productive lives, not exceeding six months. Costs related to mail order catalogs and promotional material are capitalized and amortized over their estimated productive lives, not exceeding six months. Total catalog expense was $197.3 million, $191.8 million, and $154.9 million, respectively, in 1995, 1994 and 1993.

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

         Capitalized development costs for the Company's new management information systems aggregated $6.4 million and $5.5 million at December 30, 1995 and December 31, 1994, respectively. Such costs are included in other assets and are being amortized over a five year period commencing July 1995. In connection with the MIS upgrade the Company capitalizes its incremental internal costs for its systems development (including payroll and fringe benefits for MIS personnel working directly on new systems development and implementation).

         Goodwill - Excess of cost over the net assets of acquired businesses is being amortized on a straight-line basis over periods up to forty years. Accumulated amortization was $4.5 million and $5.6 million at December 31, 1994 and December 30, 1995, respectively. On an ongoing basis, the Company assesses the carrying value and the economic useful life of the goodwill based on the acquired business' prior and future operating income and estimated net cash flows. The evaluation of the carrying value of the goodwill asset is performed on an undiscounted basis.

         Mailing Lists - The costs of acquired mailing lists are amortized over a five year period. Mailing lists, included in Other assets, amounted to $1.8 million and $3.5 million at December 31, 1994 and December 30, 1995, respectively, and are carried net of accumulated amortization of $.7 million and $1.6 million, respectively. On an ongoing basis, the Company assesses the carrying value and the economic useful life of the mailing lists based on the acquired business' potential future operating income and estimated net cash flows. The evaluation of the carrying value of the mailing lists asset is performed on an undiscounted basis.

         Accounting for the Impairment of Long-Lived Assets: In March
1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". This Statement is effective beginning in 1996 and requires long-lived assets as well as identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company does not expect a material impact on their financial position upon implementation of this Statement in 1996.

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

         Extraordinary Items. The extraordinary loss of $1.8 million in 1995 represented a loss on the early extinguishment of debt which arose in connection with the refinancing of the Company's $75 million Revolving Credit Facility and its $14 million 9.25% Senior Subordinated Notes due 1998.

         Revenues -- The Company's revenue recognition policy states that revenue on mail-order merchandise sales should be recognized at the time the merchandise is shipped to the customer. Amounts billed to customers for postage and handling charges are recognized as revenue at the time that the revenues on the product shipment are recognized. The Company provides a reserve for expected future returns at the time the sale is recorded based upon historical experience.

         Fair Value of Financial Instruments - The fair value of financial instruments does not materially differ from their carrying values. The assets of Regal Communications, Inc. ("Regal") were valued in the bankruptcy proceedings. The Company valued their share of the Regal assets in proportion to their share of net realizable assets.

         Supplemental Disclosure of Noncash Activities



                                                                                1993             1994             1995
                                                                                ----             ----             ----
                                                                                            (IN THOUSANDS)
Dividend on Class B 8% Preferred Stock paid in THC Common
 Stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    2,508      $      -         $    -
                                                                             ==========      ===========      =========
Exchange of 8% Class B Preferred Stock and 7.5%
 Convertible Preferred Stock for HDI Common Stock . . . . . . . . . . .      $   32,674      $      -         $    -
                                                                             ==========      ===========      =========
Capital lease obligations . . . . . . . . . . . . . . . . . . . . . . .      $    2,541      $      -         $   1,155
                                                                             ==========      ===========      =========
Other equity issuances and exchanges  . . . . . . . . . . . . . . . . .      $    4,990      $     1,823      $   1,456
                                                                             ==========      ===========      =========
Acquisition of businesses:
  Fair value of assets acquired . . . . . . . . . . . . . . . . . . . .      $   38,578      $      -         $  45,165
  Fair value of liabilities assumed . . . . . . . . . . . . . . . . . .         (26,180)            -          (26,757)
  Preferred stock issued  . . . . . . . . . . . . . . . . . . . . . . .          -                  -           (5,400)
  Common stock issued . . . . . . . . . . . . . . . . . . . . . . . . .         (12,298)            -              -
                                                                             ----------      -----------      ---------
  Net cash paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      100      $      -         $  13,008
                                                                             ==========      ===========      =========

2.       ACQUISITIONS AND INVESTMENTS

         Acquisitions - The Company made the following acquisitions in 1993:

         Gump's - In July 1993, the Company acquired substantially all of the mail order and retail assets of Gump's Inc. ("Gump's"), an upscale catalog marketer of exclusive gifts and the legendary San Francisco retailer. The consideration given for the assets acquired was $13.2 million and consisted of $6.9 million in cash and 1,327,330 shares of Common Stock valued at $4.78 per share or $6.3 million. The $6.9 million cash used for the purchase of the assets was comprised of (i) proceeds of the sale of Gump's accounts receivable aggregating $2.8 million; (ii) $1.5 million of additional credit under the Company's revolving credit facility, as amended.

         The Company Store - In August 1993, the Company acquired certain assets of the Company Store Holdings, Inc. and subsidiaries ("The Company Store"), a direct marketer of down comforters, other down product and home furnishings. The consideration given for assets acquired was $7 million and consisted of (i) 516,824 shares of the Company's Common Stock, valued at $4.64 per share or $2.4 million, and (ii) two promissory notes in the aggregate principal amount of $1.1 million issued by a subsidiary of the Company, with interest thereon at six percent (6%) per annum due on October 31, 1994 and $3.5 million principal amount of secured notes issued by certain subsidiaries of the Company with interest thereon at six (6%) per annum, with principal and interest payments payable monthly on a fifteen-year amortization, with the remaining balance due and payable on August 31, 1998.

         Tweeds - In September 1993, the Company acquired all of the outstanding shares of Tweeds, Inc., a well-known European-inspired women's fashion catalog. The purchase price was $8.8 million and consisted of: (i) $1 million in cash; (ii) 771,774 shares of the Company's Common Stock, valued at $4.60 per share or $3.6 million; and (iii) the assumption of $5.1 million of liabilities.

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

         As a result of the reorganization, Austad's became a wholly owned subsidiary of the Company. In connection with the reorganization, TAC was released from all future obligations under three of four store leases. The Company expects that a similar release will be obtained in the near future regarding the fourth lease. AGS will operate the four existing retail stores acquired from TAC as Austad's stores under license from Austad's. The license grants Mr. Austad exclusive retail rights to the Austad's name in 37 states and Canada. Austad's retains all direct marketing rights and all other rights. Mr. Austad will continue to work together with TAC on joint buying and other cooperative efforts. The customer service and fulfillment operations of Austad's will be transferred to other Company facilities in the first quarter of 1996. The Company plans on selling the Austad's South Dakota warehouse and distribution facility and will use the proceeds to pay the 8.75% Mortgage Note Payable. To the extent that the proceeds from both the sale of such facility and certain computer equipment produces any gain or loss, Mr. Austad will share therein to the extent of his previous 32.5% interest in Austad's.

         TAC had a revolving credit facility that was secured by substantially all of TAC's assets that was to expire on February 26, 1996. Such facility was paid off at the February 16th closing with the proceeds from the sale of the retail operations and from the Company's revolving credit facility.

         Accounting for Acquisitions - The acquisitions of Gump's, The
Company Store, Tweeds, Improvements, Leichtung Workshops, The Safety Zone and Austad's have been accounted for using the purchase method of accounting with goodwill of approximately $30.3 million recorded, based upon the fair values of the net assets acquired and liabilities assumed. In addition, The Company recorded $5.6 million representing the fair value of acquired mailing lists. In accordance with the purchase of method of accounting, the Company updated its estimates of fair value of the net assets acquired and increased goodwill by $1.2 million in 1994.

         The following represents the unaudited pro forma results of operations for the years ended January 1, 1994, December 31, 1994 and December 30, 1995 as if these three acquisitions had occurred at the beginning of fiscal year 1993.

                                           (In thousands, except per share amounts)
                                                        (Unaudited)

                                                1993       1994          1995
                                                ----       ----          ----
Revenues                                      $782,365   $840,295   $   763,786
                                              ========   ========   ===========
Income (loss) before extraordinary item       $  8,954   $ 14,305   $   (28,083)
                                              ========   ========   ===========
Net income  (loss)                            $  4,861   $ 14,170   $   (30,160)
                                              ========   ========   ===========
Per Share:

Income (loss) before extraordinary item       $    .06   $    .15   $      (.30)

Extraordinary item                                --         --            (0.2)
                                              --------   --------   -----------
Net income (loss)                             $    .06   $    .15   $      (.32)
                                              ========   ========   ===========

         The pro forma information does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented and is not intended to be a projection of future results or trends. Per share amounts are expressed after deducting preferred stock dividends of $4.1, $.1 and $.2, million in 1993, 1994 and 1995, respectively.

         OTHER INVESTMENTS - Other Investments include the following:

         Blue Ridge Associates - In January 1994, the Company purchased for $1.1 million a 50% interest in Blue Ridge Associates ("Blue Ridge"), a partnership which owns the apparel distribution center in Roanoke, Virginia. The remaining 50% interest is held by an unrelated third party. This investment is accounted for by the equity method of accounting. The Company made annual rent payments to the partnership totaling $.7 million and $.6 million in 1994 and 1995, respectively, as part of a 15 year lease through 2008. The Company recorded $.1 million in income for its portion of the partnership income in 1994, and 1995, respectively. The Company's investment in Blue Ridge was $1.1 million and $1.0 million at December 31, 1994 and December 30, 1995, respectively.

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

         Regal Communications, Inc. - During 1994, the Company invested approximately $2.7 million in convertible debt securities of Regal Communications, Inc. ("Regal"). In September 1994, Regal filed for protection under Chapter 11 of the United States Code. As a result, during 1994, the Company wrote down the convertible debenture to the estimated fair value of $1.7 million. The decline in fair value of the investment was considered other-than-temporary impairment and the $1 million decline was included in realized loss in the other expense caption on the income statement. The convertible debt matures on June 15, 2008.

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

3. PROVISION FOR FACILITY CLOSINGS AND WRITE-DOWN OF INVENTORY OF DISCONTINUED CATALOGS.

        In 1995, the Company made a decision to discontinue six catalogs. The six discontinued catalogs generated revenues of $88 million and $118 million and losses of $20 million and $4.7 million, in 1995 and 1994, respectively. These losses represent operating losses attributable to falling revenues due to poor sales on the discontinued catalogs, in addition to increasing operating costs and expenses, cost of sales and selling expenses, predominantly incurred to create liquidation catalogs. The 1995 loss also included a provision of approximately $8.6 million, primarily related to the write-down of inventory associated with these catalogs to its net realizable value, based on the planned liquidation of such inventory. The $8.6 million write-down occured because the Company will be mailing fewer catalogs than had been planned originally, so it has significantly more merchandise that needs to be moved through non-catalog channels. The Company utilizes various methods to dispose of the inventory related to discontinued catalogs, including special sale catalogs, sales sections in other catalogs, and liquidations of remaining inventory through off-price merchants. This liquidation process typically takes from six to nine months. The $8.6 million is included in the write-down of inventory of discontinued catalogs in the Consolidated Statements of Income (Loss) at December 30, 1995 and represents an incremental provision in excess of the original provision included in cost of sales expense. There were no such charges incurred by the Company in 1993 or 1994. Fixed overhead, primarily telemarketing and fulfillment costs, that was allocated to the six discontinued catalogs has been absorbed by the operations of the 1995 acquisitions and through cost containment measures made by the Company.

        In 1995, the Company incurred costs, aggregating approximately $1.5 million, in connection with the consolidation of its fulfillment facilities. These costs include moving expenses, lease termination fees and severance expenses, substantially all of which were paid in 1995. There were no such charges incurred by the Company in 1993 or 1994. These costs are included in write-down of inventory of discontinued catalogs.

4.       SEARS LICENSING AGREEMENT

         In January 1994, the Company entered into a licensing agreement (the "Sears Agreement") with the direct marketing subsidiary of Sears Roebuck and Co. ("Sears") to produce specialty catalogs for customers of the recently discontinued Sears catalog. The specialty catalogs include: Show Place, based on the Domestications catalog, Great Kitchens, based on the Colonial Garden Kitchens catalog, and Sears Improvements, based on the Improvements catalog. The Sears Agreement has an initial three-year term and continues thereafter unless terminated by either party. Profits and losses from the venture are shared between the parties on an equal basis. In accordance with the Sears Agreement, EBIT generated by the Sears catalogs is the basis for dividing these profits. The Sears specialty catalogs generated revenues of $81 million and $71 million and earnings before interest and taxes ("EBIT") of $3.0 million and $2.9 million in 1995 and 1994, respectively.

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

         The proceeds to the Company relating to the sale of receivables for 1995, 1994 and 1993 were $46.2, $56.1 and $46.7, respectively. At December 31,
1994 and December 30, 1995, the uncollected balances under this program were $45.9 million and $38.6 million, respectively, of which $11.5 million and $5.5 million, respectively, represent deposits under the agreement which are included in Accounts receivable, net. The total reserve balance maintained for the repurchase of uncollectible accounts was $2.3 million and $2.4 million at December 31, 1994 and December 30, 1995, respectively, of which $1.2 million and $1.4 million, respectively, are included in Accrued liabilities and the remaining balance is included in the allowance for doubtful accounts.

         Receivables sold under this agreement are considered financial instruments with off-balance sheet risk as defined in Statement of Financial Accounting Standards No. 105. Because the Company's sales are primarily made to individual customers located throughout the United States, the Company believes there are no concentrations of credit risks.

6.       ACCRUED LIABILITIES

         Accrued liabilities consists of the following (in thousands):

                                                                           DECEMBER 31,         DECEMBER 30,
                                                                                1994                 1995
                                                                           ------------         ------------

Reserve for future sales returns  . . . . . . . . . . . . . .                $  6,023           $  5,535
Compensation      . . . . . . . . . . . . . . . . . . . . . .                   3,923              5,795
Taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . .                   1,330              3,007
Reserve for repurchase of accounts receivable
sold with recourse  . . . . . . . . . . . . . . . . . . . . .                   1,180              1,391
Other   . . . . . . . . . . . . . . . . . . . . . . . . . . .                   7,759             10,241
                                                                              -------            -------
                                                                              $20,215            $25,969
                                                                              =======            =======

7.    LONG-TERM DEBT

      Long-term debt consists of the following (in thousands):

                                                                         DECEMBER 31,          DECEMBER 30,
                                                                             1994                  1995
                                                                         ------------          ------------
Revolving Term Notes  . . . . . . . . . . . . . . . . . . . .                 $  -               $  9,931
TAC Revolving Credit Facility . . . . . . . . . . . . . . . .                    -                  2,011
Term Financing Facility . . . . . . . . . . . . . . . . . . .                  10,000              20,000
8.75% Mortgage Note Payable due 2003  . . . . . . . . . . . .                    -                  1,718
Industrial Revenue Bonds with variable interest rates
 averaging 4.5% in 1994 and 4.1% in 1995 due 2003 . . . . . .                   8,000               8,000
6% Mortgage Notes Payable due 1998  . . . . . . . . . . . . .                   3,300               3,139
9.25%  Subordinated Notes due 1998  . . . . . . . . . . . . .                  14,000              14,000
7 1/2% Convertible Subordinated Debentures due 2007 . . . . .                     751                 751
Other   . . . . . . . . . . . . . . . . . . . . . . . . . . .                      40                  19
                                                                              -------             -------
                                                                               36,091              59,569
Less current portion  . . . . . . . . . . . . . . . . . . . .                     184               2,286
                                                                              -------             -------
Noncurrent portion  . . . . . . . . . . . . . . . . . . . . .                 $35,907             $57,283
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

         The Congress Facility is comprised of a revolving line of credit of up to $65 million with a three year term and two year term loans aggregating $10 million ("Revolving Term Notes"). The amount that can be borrowed under the Congress Facility is based on percentages of eligible inventory and accounts receivable from time to time. The revolving line of credit carries an interest rate of 1.25% above CoreStates' prime rate and the Revolving Term Notes carry an interest rate of 1.5% above CoreStates' prime rate. The Congress Facility is secured by all assets of the Company including customer mailing lists, and the Company is required to maintain a minimum net worth of $80 million, as well as working capital of $26 million. In addition, the Congress Facility places limitations on the incurrence of additional indebtedness.

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

         8.75% Mortgage Note Payable due 2003 - TAC's 8.75% Mortgage Note Payable is reflected as an obligation of the Company and consolidated subsidiaries in consequence of the corporate reorganization, completed in February 1996. Pursuant to the reorganization TAC's retail business was split off to Mr. David Austad and certain of his family members, in exchange for their 32.5% interest in Austad (and a cash payment of $1.2 million, subject to certain post-closing adjustments), and the Company became the owner of all the outstanding capital shares of Austad. The 8.75% Mortgage Note Payable is secured by the TAC warehouse and distribution facility in South Dakota. That facility's operations have been largely transferred to other Company facilities and the Company plans to sell the South Dakota property. The 8.75% Mortgage Note payable is secured by the Austad's distribution facility. Monthly principal payments amount to $.1 million per year with a final payment of $1.4 million due in March 2003.

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

The Company also extended by two years the terms of the warrants to purchase 5,033,735 shares held by NAR and IMR to August 1, 1998. The Company recorded as debt issuance costs, approximately $1.2 million, representing the fair value of the warrant extensions AS DETERMINED USING THE BLACK SCHOLES MODEL. Such costs are being amortized over the life of the 9.25% Notes. The Company has also agreed to indemnify NAR against any and all claims or losses asserted against it or incurred by it relating to the transactions contemplated by the repurchase and option agreement.

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

          6% Series A Convertible Additional Preferred Stock - In December 1993, in connection with the Company's acquisition of Tweeds, Inc. ("Tweeds"), the Company entered into an exchange agreement with a major vendor of Tweeds. Under the exchange agreement, the Company issued 234,900 shares of its 6% Series A Convertible Additional Preferred Stock ("6% Preferred Stock") for an installment note, dated March 29, 1993, as amended, in the amount of approximately $2.4 million previously issued by Tweeds. Dividends began accruing on September 30, 1993.

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

         Series B Convertible Additional Preferred Stock - In February
1995, the Company issued 634,900 shares of its Class B Convertible Additional Preferred Stock ("Series B Stock") to acquire the remaining 80% of the outstanding common stock of Aegis Safety Holdings, Inc. ("Aegis"), publisher of The Safety Zone catalog. The Series B Stock has a stated value of $10 per share. Non-cumulative dividends will accrue and be paid at 5% per annum during each of the first three years if Aegis attains at least $1 million in earnings before interest and taxes each year. In years four and five, dividends are cumulative will accrue and be paid at 7% per annum and are not contingent on the achievement of any earnings target. Dividends will not be paid in 1995 based on The Safety Zone catalog's 1995 operating results.

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

         Warrants - The warrants outstanding at December 30, 1995 are as follows:

                 WARRANTS             EXERCISE         EXPIRATION
                  ISSUED               PRICE              DATE
                 --------             --------         ----------
                1,541,301              $2.42            8/01/98
                3,157,884               2.91            8/01/98
                  334,550               2.19            8/01/98
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

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which is effective in 1996. The statement encourages entities to adopt the fair value based method of accounting for employee stock options, as opposed to the Company's current method, which measures compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has not as yet decided whether they will adopt SFAS No. 123 for financial statement purposes, however at a minimum they will be required disclose in their footnotes to financial statements, additional information relating to the Company's various stock-based employee benefit plans and the Company's pro forma net income and earnings per share, as if the options granted were expensed at their estimated fair value at the time of grant. If the Company decides to adopt SFAS No. 123 for financial statement purposes, an additional expense will be recorded; however, the Company has not as yet calculated the impact of the adoption.

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

         Changes in options outstanding and options available for grant, expressed in numbers of shares, are as follows:

                                                       1993             1994             1995
                                                       ----             ----             ----
                 Options outstanding,
                  beginning of period                  603,765          365,250          496,050
                 Granted                               -                162,000           70,000
                 Exercised                             -                (1,000)          -
                 Expired                             (214,165)         (20,700)        (334,050)
                 Canceled                             (24,350)          (9,500)        (142,000)
                                                    ----------       ----------        ---------
                 Options outstanding,
                  end of period                        365,250          496,050           90,000
                                                    ==========       ==========        =========
                 Options exercisable,
                 end of period                         365,250          334,050           20,000
                                                    ==========       ==========        =========
                 Available for grant of
                  options, end of period             1,583,833        1,452,033        1,858,083
                                                    ==========       ==========        =========

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

Changes in shares, options outstanding and options available for grant, expressed in numbers of shares, for the Incentive Plan are as follows:

                                             1993          1994          1995
                                             ----          ----          ----
Shares outstanding beginning of period                    663,830       753,830
Shares purchased                            663,830        90,000       143,333
Shares canceled                                --            --         (20,000)
                                          ---------     ---------     ----------
Shares outstanding
 end of period                              663,830       753,830       877,163
                                          ---------     ---------     ----------
Options outstanding,
 beginning of period                           --       1,101,000     1,073,836
Options granted                           1,327,660       180,000       286,666
Options canceled                           (226,660)     (207,164)     (339,332)
                                          ---------     ---------     ----------
Options outstanding,
 end of period                            1,101,000     1,073,836     1,021,170
                                          ---------     ---------     ----------
Total shares and options
 outstanding, end of period               1,764,830     1,827,666     1,898,333
                                          =========     =========     =========
 Available for grant of
 options and shares, end of period          635,170       572,334       501,667
                                          =========     =========     =========

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

         Changes to the notes receivable related to the Incentive Plan are as follows:

                                                            1993             1994             1995
                                                            ----             ----             ----
Notes receivable balance beginning of period                  -            $1,424,000       $1,522,000
Additions                                                 $1,707,000          328,000          229,000
Payments                                                    (283,000)        (230,000)        (100,000)
                                                          -----------      -----------      -----------
Notes receivable end of period                            $1,424,000       $1,522,000       $1,651,000
                                                          ===========      ===========      ===========

         Under the terms of the Incentive Plan, the purchase price for shares is based upon the market price at the date of purchase, and payment is made in the form of a 20% cash down payment and a six year note that bears interest at the mid-term applicable federal rate, as determined by the Internal Revenue Service, as of the month of grant of such shares. The Incentive Plan participants purchased shares at prices ranging from $1.75 to $4.50 with the Company accepting notes bearing interest at rates ranging from 5.35% to 7.75%.

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

         Changes in shares outstanding and available for grant, expressed in numbers of shares for the Investment Plan are as follows:

                                                      1993                1994            1995
                                                      ----                ----            ----
 Shares outstanding, beginning of period                                211,883           380,563
 Shares purchased                                   223,508             260,124           216,931

 Forfeited                                           11,625              91,444            89,360
                                                  ---------           ---------         ---------
 Shares outstanding end of period                   211,883             380,563           508,134
                                                  =========           =========         =========
 Shares available for grant, end of period        1,788,117           1,619,437         1,491,866
                                                  =========           =========         =========

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

      The following is reconciliation of the Company's net income for financial statement purposes to taxable income (loss) for the years ended January 1, 1994, December 31, 1994 and December 30, 1995 (in thousands):

                                                               1993             1994             1995
                                                               ----             ----             ----
         Net income (loss)  . . . . . . . . . . . . . .       $17,337          $14,838       ($30,230)
          Income tax provision (benefit)  . . . . . . .          (130)          (3,509)         1,003
                                                              -------          -------        -------
         Income (loss) before income taxes  . . . . . .        17,207           11,329        (29,227)
                                                              -------          -------        -------
         Differences between income before taxes
         for financial statement purposes and
         taxable income:
          State income taxes  . . . . . . . . . . . . .         (501)            (860)         (1,003)
          Utilization of carryovers . . . . . . . . . .       (2,543)         (12,652)        -
          Differences attributable to subsidiary not
           included in Company's tax return . . . . . .                                          (313)
          Permanent differences.  . . . . . . . . . . .            28              717           1,223
          Net change in temporary
           differences  . . . . . . . . . . . . . . . .       (14,191)           1,466           8,190
                                                              -------          -------        --------
                                                              (17,207)        (11,329)           8,097
                                                              -------          -------        --------
         Taxable income (loss)  . . . . . . . . . . . .       $     -          $    -         ($21,130)
                                                              =======          =======        ========

         The components of the net deferred tax asset at December 30, 1995 are as follows (in millions):

                                                                          Non-
                                                            Current      current    Total
                                                            -------      -------    -----
Federal tax NOL and business tax credit
 carryforwards  . . . . . . . . . . . . . . . . . . . .   $   --         $57.9     $57.9
Allowance for doubtful accounts . . . . . . . . . . . .      1.7            --       1.7
Inventories . . . . . . . . . . . . . . . . . . . . . .      1.5            --       1.5
Prepaid catalog costs . . . . . . . . . . . . . . . . .     (1.8)           --      (1.8)
Excess of net assets of acquired business . . . . . . .       --          (1.4)     (1.4)
Accrued liabilities . . . . . . . . . . . . . . . . . .      2.3            --       2.3
Customer prepayments and credits  . . . . . . . . . . .      1.7            --       1.7
Tax basis in net assets of discontinued operations
 in excess of financial statement amount  . . . . . . .      0.6            --       0.6
Other                                                         --           1.0       1.0
                                                          ------         -----     -----
Deferred tax asset  . . . . . . . . . . . . . . . . . .      6.0          57.5      63.5
Valuation allowance . . . . . . . . . . . . . . . . . .     (2.7)        (45.8)    (48.5)
                                                          ------         -----     -----
Deferred tax asset, net ...............................   $  3.3         $11.7     $15.0
                                                          ======         =====     =====

         The Company has established a valuation allowance for a portion of the deferred tax asset, due to the limitation on the utilization of the NOLs and its estimate of the future utilization of the NOLs.

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

         Total tax expense for each of the three fiscal years presented differ from the amount computed by applying the Federal statutory tax rate due to the following:

                                                                       1993            1994             1995
                                                                     PERCENT          PERCENT          PERCENT
                                                                    OF PRE-TAX       OF PRE-TAX       OF PRE-TAX
                                                                      INCOME           INCOME           (LOSS)
                                                                    ----------       ----------       ----------
Tax (benefit) at Federal statutory rate . . . . . . . . . .             35.0%            35.0%           (35.0%)
State and local taxes . . . . . . . . . . . . . . . . . . .              1.9              4.9              2.2
Effect of Federal rate change on deferred tax asset . . . .             (3.7)             -                -
Reversal of valuation allowance   . . . . . . . . . . . . .              -              (38.5)             -
Net increase in (reversal of) temporary differences . . . .

      Deferred compensation and incentive plans   . . . . .             (5.1)            11.4              -
      Loss on asset disposals   . . . . . . . . . . . . . .             (5.2)             -                -
      Depreciation and amortization   . . . . . . . . . . .             (2.7)            (3.5)            (5.4)
      Other (each less than 5%)   . . . . . . . . . . . . .            (15.9)           (10.4)            15.1
Utilization of contribution and NOL carryover . . . . . . .             (5.4)           (39.1)             -
Tax NOLs for which no benefit could be recognized                          -                -             25.3
Other   . . . . . . . . . . . . . . . . . . . . . . . . . .              0.3              2.2              1.2
                                                                        -----           ------            ----
                                                                        (0.8%)          (31.0%)            3.4%
                                                                        =====           ======            ====

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

      Future minimum lease payments under noncancellable operating and capital leases relating to continuing operations that have initial or remaining terms in excess of one year, together with the present value of the net minimum lease payments as of December 30, 1995, are as follows (in thousands):

                                                               OPERATING           CAPITAL
      YEAR ENDING                                                LEASES             LEASES
      -----------                                                ------             ------
      1996  . . . . . . . . . . . . . . . . . . . . . . .       $  9,815             $1,659
      1997  . . . . . . . . . . . . . . . . . . . . . . .          7,722              1,396
      1998  . . . . . . . . . . . . . . . . . . . . . . .          6,075                432
      1999  . . . . . . . . . . . . . . . . . . . . . . .          5,296                 20
      2000  . . . . . . . . . . . . . . . . . . . . . . .          4,736                  -
      Thereafter  . . . . . . . . . . . . . . . . . . . .         35,391                  -
                                                                --------             ------
      Total minimum lease payments  . . . . . . . . . . .         69,035              3,507
      Less amount representing interest (a)   . . . . . .       ========
                                                                                        274
                                                                                     ------
      Present value of minimum lease payments (b)   . . .                            $3,233
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

         The future minimum lease payments under noncancellable leases that remain from the discontinued restaurant operations as of December 30, 1995 are as follows: 1996 - $.8 million; 1997 - $.8 million; 1998 - $.8 million; 1999 -
$.8 million; 2000 - $.8 million; and thereafter $3.3 million. The above amounts exclude annual sublease income of $1.0 million from subleases which have the same expiration as the underlying leases.

         In connection with the Company's investment in Blue Ridge, a subsidiary of the Company is contingently liable with respect to the lease obligation related to the apparel distribution center in Roanoke, Virginia. The Company does not guarantee the indebtedness associated with the Roanoke apparel center held by Blue Ridge Associates.

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

         Since January 1993, pursuant to a consulting arrangement, a subsidiary of NAR renders management consulting, business advisory and investment banking services to the Company for an annual fee of $750,000. NAR will not collect such a fee in 1996 as no such services are being performed.

         At December 30, 1995, NAR owned approximately 50% of the Company's outstanding Common Stock and would own 53% upon exercising all of their outstanding warrants.

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

14.      SUBSEQUENT EVENTS

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
                                                    ========         ========         ========         ========

                                     PART IV

    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                       * * *
  (c)    See Exhibit Index
                                       * * *

                                      10-K

                                                                     SCHEDULE II
                                 HANOVER DIRECT
                        VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED DECEMBER 30, 1995, DECEMBER 31,
                            1994 AND JANUARY 1, 1994

                COLUMN A                    COLUMN B         COLUMN C             COLUMN D          COLUMN E        COLUMN F
                                                                        ADDITIONS
                                                             ----------------------------------
                                           BALANCE AT        CHARGED TO        CHARGED TO OTHER                      BALANCE AT
                                          BEGINNING OF       COSTS AND        ACCOUNTS DESCRIBE     DEDUCTIONS        END OF
              DESCRIPTION                    PERIOD          EXPENSES                               DESCRIBE         PERIOD

  1995:
  ALLOWANCE FOR DOUBTFUL
   ACCOUNTS RECEIVABLE, CURRENT           $3,912,000         4,796,000         (4)    42,000      (1)   4,762,000    $3,988,000

  RESERVES FOR DISCONTINUED
   OPERATIONS                              1,668,000                                              (2)      29,000     1,639,000

  RESERVE FOR SALES RETURNS                6,023,000       103,602,000                            (2) 104,090,000     5,535,000

  DEFERRED TAX ASSET VALUATION
   ALLOWANCE                              38,600,000                           (7) 9,900,000                         48,500,000

  1994:

  ALLOWANCE FOR DOUBTFUL
   ACCOUNTS RECEIVABLE, CURRENT            4,244,000         3,931,000                            (1)   4,263,000     3,912,000

  RESERVES FOR DISCONTINUED
    OPERATIONS                             2,558,000                                              (2)     890,000     1,668,000

  RESERVE FOR SALES RETURNS                4,911,000       114,665,000                            (2) 113,553,000     6,023,000

  DEFERRED TAX ASSET VALUATION
   ALLOWANCE                              49,700,000                                                   11,100,000    38,600,000

  1993:

  ALLOWANCE FOR DOUBTFUL                   6,386,000         3,676,000         (4)   134,000      (1)   5,952,000     4,244,000
   ACCOUNTS RECEIVABLES,
   CURRENT

  RESERVES FOR DISCONTINUED
    OPERATIONS                             3,464,000                                               (2)    906,000     2,558,000

  RESERVE FOR SALES RETURNS                3,901,000        80,665,000                             (2) 79,655,000     4,911,000

  DEFERRED TAX ASSET VALUATION
   ALLOWANCE                              53,000,000                           (5) 2,600,000       (3)  5,900,000    49,700,000

- ---------------------------------------------------------

(1)  Accounts written off.
(2)  Utilization of reserves.
(3)  Utilization of valuation allowance.
(4)  Represents acquired allowance for doubtful accounts receivable.
(5) Represents available NOL's and the effect of the increase in corporate tax rates from 34% to 35%.
(6) Represents decrease due to: utilization of valuation allowance and recognition of NOL's estimated to be utilized by future operating results.
(7) Represents the increase in the valuation allowance offset by an increase in the gross tax asset.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HANOVER DIRECT, INC.
                                       (registrant)

Date:  July 16, 1996                   By: s/Rakesh K. Kaul
                                       ---------------------------------------
                                       Rakesh K. Kaul, Director
                                       President and Chief
                                       Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated below.

         Principal Financial Officer:



         s/Wayne P. Garten
         --------------------------------
         Wayne P. Garten
         Executive Vice President and
         Chief Financial Officer

         Board of Directors:

         s/Ralph Destino                      s/Edmund R. Manwell
         --------------------------------     ------------------------------
         Ralph Destino, Director              Edmund R. Manwell, Director


         s/J. David Hakman                    s/Alan G. Quasha
         --------------------------------     ------------------------------
         J. David Hakman, Director            Alan G. Quasha, Director


         s/S. Lee Kling                       s/Geraldine Stutz
         --------------------------------     ------------------------------
         S. Lee Kling, Director               Geraldine Stutz, Director


         s/Theodore H. Kruttschnitt           s/Jeffrey Laikind
         --------------------------------     ------------------------------
         Theodore H. Kruttschnitt, Director   Jeffrey Laikind, Director


         s/Elizabeth Valk Long                s/Robert F. Wright
         --------------------------------     ------------------------------
         Elizabeth Valk Long, Director        Robert F. Wright, Director



         Date:  July 16, 1996

                                  EXHIBIT INDEX

11 COMPUTATION OF PER SHARE EARNINGS