Form 10-Q/A
period 1996-03-30
HANOVER DIRECT INC
filed 1996-07-17
CIK 320333

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A1

                                 Amendment No. 1
                                       to

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 30, 1996
                                                 --------------

                         Commission file number 1-12082


                              HANOVER DIRECT, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                  13-0853260
      ----------------------            ---------------------------------
     (State of incorporation)           (IRS Employer Identification No.)

 1500 HARBOR BOULEVARD, WEEHAWKEN, NEW JERSEY             07087
 ----------------------------------------               ----------
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

                                EXPLANATORY NOTE

         This Form 10-Q/A1 is being filed by Hanover Direct, Inc., a Delaware corporation (the "Company"), as an amendment to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996 to make certain amendments to
Part I -- Items 1 and 2 and Part II -- Item 6 thereof.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

The CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Loss) - Thirteen Weeks Ended April 1, 1995 and March 30, 1996 is deleted in its entirety and replaced with the following:

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                  (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                      13 WEEKS ENDED
                                                      --------------
                                                 APRIL 1,        MARCH 30,
                                                   1995            1996
                                                 --------        ---------
REVENUES                                        $   176,592     $   165,527
                                                -----------     -----------
Operating costs and expenses:
  Cost of sales and operating expenses              112,714         108,438
  Write down of inventory of discontinued
    catalogs                                             --           1,100
  Provision for facility closings                       316              --
  Selling expenses                                   50,503          45,391
  General and administrative expenses                15,755          15,333
  Depreciation and amortization                       1,451           2,998
                                                -----------     -----------
                                                    180,739         173,260
                                                -----------     -----------

INCOME (LOSS) FROM OPERATIONS                        (4,147)         (7,733)
                                                -----------     -----------
  Interest expense                                     (751)         (1,663)
  Interest income                                        85             169
                                                -----------     -----------
                                                       (666)         (1,494)
                                                -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES                    (4,813)         (9,227)
Income tax provision                                    (90)           (250)
                                                -----------     -----------
NET INCOME (LOSS)                                    (4,903)         (9,477)

Preferred Stock dividends and accretion                 (45)            (59)
                                                -----------     -----------

Net income (loss) applicable to common
  shareholders                                  $    (4,948)    $    (9,536)
                                                ===========     ===========

Primary and fully diluted net income
  (loss) per share                              $     (0.05)          (0.10)
                                                ===========     ===========

Weighted average shares outstanding for
  primary and fully diluted earnings per share   92,790,015      93,493,937
                                                ===========     ===========

           See Notes to Condensed Consolidated Financial Statements.


                                      * * *

The second paragraph of Note 4 (Sale of Assets) of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THIRTEEN WEEKS ENDED APRIL 1, 1995 AND MARCH 30, 1996 (Unaudited) of HANOVER DIRECT, INC. AND SUBSIDIARIES is deleted in its entirety and replaced with the following:

         "As a result of the reorganization, Austad's became a wholly-owned subsidiary of the Company. In connection with the reorganization, TAC was released from all future obligations under three of four store leases. The Company expects that a similar release will be obtained in the near future regarding the fourth lease. AGS will operate the four existing retail stores acquired from TAC as Austad's stores under license from Austad's. The license grants Mr. Austad exclusive retail rights to the Austad's name in 37 states and Canada. Austad's retains all direct marketing rights and all other rights. Mr. Austad will continue to work together with TAC on joint buying and other cooperative efforts. The customer service and fulfillment operations of Austad's were transferred to other Company facilities during the first quarter of 1996. The Company is negotiating the sale of the Austad's South Dakota warehouse and distribution facility at its approximate book value and will use the proceeds to pay the 8.75% Mortgage Note Payable. To the extent that the proceeds from both the sale of such facility and certain computer equipment produces any gain or loss, Mr. Austad will share therein to the extent of his previous 32.5% interest in Austad's."

The fifth paragraph of Note 4 (Sale of Assets) of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THIRTEEN WEEKS ENDED APRIL 1, 1995 AND MARCH 30, 1996 (Unaudited) of HANOVER DIRECT, INC. AND SUBSIDIARIES is deleted in its entirety and replaced with the following:

         "Debt Securities

         During 1994, the Company invested approximately $2.7 million in convertible debt securities of Regal Communications, Inc. ("Regal"). In September 1994, Regal filed for protection under Chapter 11 of the United States Code. As a result, during 1994, the Company established a valuation allowance against the securities reflecting their estimated fair value of $1.7 million. During 1995, certain assets of Regal were liquidated at or above the estimates established in 1994 and the Company continues to expect to recover the $1.7 million carrying value of its investment that is included in other assets. Subsequent to March 30, 1996, the Company received approximately $.7 million from asset distributions made by Regal."

The following paragraph is added following the final paragraph under Note 9 (Accounting For Stock-Based Compensation) OF NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THIRTEEN WEEKS ENDED APRIL 1, 1995 AND MARCH 30, 1996 (Unaudited) of HANOVER DIRECT, INC. AND SUBSIDIARIES:

         "The fair value of each option granted during the year ended December 30, 1995 is estimated at the date of grant using the Black-Scholes option-pricing model utilizing expected volatility calculations based on historical data (34.13%-40.81%) and risk free rates based on U.S. government strip bonds on the date of grant with maturities equal to the expected option term (6.03%-7.14%). The expected lives are equal to the option terms and no dividends are assumed. The Company did not adopt SFAS No. 123 for the year ended December 30, 1995 and therefore was not required to recognize compensation cost in accordance with SFAS No. 123 during the period. In the event that the Company actually adopted SFAS No. 123 as of December 30, 1995, the compensation cost recognized for grants issued during that period would have been immaterial."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                      * * *

         The second and third paragraphs under the subcaption Net Income (Loss) of RESULTS OF OPERATIONS (THIRTEEN WEEKS ENDED MARCH 30, 1996 COMPARED WITH THIRTEEN WEEKS ENDED APRIL 1, 1995) are deleted in their entirety and replaced with the following:

         "Non-apparel continuing catalog revenues increased 3% to $125.2 million, due to an increase in revenues from the Company's venture with Sears, and from The Company Store, Improvements and Austad's, which offset reductions in the other non-apparel catalogs, principally Domestications and Colonial Garden Kitchens. Domestications revenues were down 20%, as improved response rates partially offset a decline in the average order and a 25% reduction in catalog circulation. The decline in Colonial Garden Kitchens' was due to lower circulation and higher backorder levels due to merchandise delivery problems caused by the Company's credit situation, which more than offset improved response rates and a higher average order. Revenues from catalogs discontinued in 1995 (Mature Wisdom, Tapestry and Hanover House) decreased in 1996 by 44% to $10.2 million.

         Apparel continuing catalog revenues declined 3% from $29.5 million for the first quarter of 1995 to $28.8 million in the current period as increased backorder levels in Silhouettes, also attributable to the Company's credit situation, more than offset sales improvements in Tweeds and International Male. Revenues from catalogs discontinued in 1995 (Essence By Mail, One 212, and Simply Tops) declined by $6.0 million from 1995 to $1.3 million in 1996."

The first two paragraphs under the subcaption Operating Costs and Expenses of RESULTS OF OPERATIONS (THIRTEEN WEEKS ENDED MARCH 30, 1996 COMPARED WITH THIRTEEN WEEKS ENDED APRIL 1, 1995) are deleted in their entirety and replaced with the following:

         "Operating Costs and Expenses. Cost of sales and operating expenses increased to 65.5% of revenues compared to 63.9% for the same period in 1995. In the current quarter, the Company took an additional write-down of the remaining inventory of the discontinued Simply Tops and One 212 catalogs, as actual experience resulted in less merchandise being sold through clearance catalogs than had been anticipated. As a result, the Company will need to liquidate, through jobbers at a lower recovery rate, more inventory than originally planned, which resulted in this write-down. In addition, fulfillment and telemarketing costs increased significantly due to the severe winter weather conditions during much of the first quarter which caused the periodic shut down of the call centers in Wisconsin, Pennsylvania and Virginia, as well as slowed shipments of both inbound and outbound freight. In addition, the Company continued to experience significant operating problems in connection with the new Roanoke fulfillment center, which will continue to impact the Company's operating results for the balance of the year. These problems result from equipment and software malfunctions and certain bottlenecks in the facility. The Company is utilizing outside consultants to develop a plan to substantially correct this situation for the fourth quarter. Corrective measures will involve an approximate $3 million capital expenditure for additional material handling equipment.

        The write-down of inventory of discontinued catalogs totaled $1.1 million in the current quarter compared to no such charges in the same period last year. Higher write-downs for the disposal of the remaining inventory for the discontinued Simply Tops ($.5 million) and One 212 ($.6 million) catalogs were recorded as the Company experienced significantly lower recovery rates on liquidation of such inventory than had been anticipated.

         The Provision for facility closings was $.3 million in 1995 which reflected expenses incurred for relocation ($.2 million) and severance ($.1 million) costs related to several Pennsylvania facility closings in connection with the opening of the new Roanoke distribution center which did not occur in the current period.

                                      * * *

The second and third paragraphs under the subcaption Income (Loss) from Operations of RESULTS OF OPERATIONS (THIRTEEN WEEKS ENDED MARCH 30, 1996 COMPARED WITH THIRTEEN WEEKS ENDED APRIL 1, 1995) are deleted in their entirety and replaced with the following:

         "The Non-Apparel group's results of operations decreased $3.4 million, from a loss of $(.9) million in the first quarter of 1995 to a loss of $(4.3) million in the same period in 1996 due primarily to the sales and cost increases mentioned above. The increase loss was primarily due to the results of operations at Domestications which were adversely affected by the higher telemarketing and fulfillment costs related to its problems with its new Roanoke distribution center. In addition, its product margin continued to be negatively impacted by $.8 million of product mix changes, $.3 million of promotional activities and an increase of $.7 million in write-downs of inventory due to a decision not to continue to offer certain products in future catalogs. These factors more than offset improved catalog productivity. The catalogs discontinued in 1995 lost ($.7) million in 1996 compared to ($1.4) million in the prior year.


         The Apparel group's results of operations improved $.4 million from a loss of $(2.3) million in the first quarter of 1995 to a loss of $(1.9) million for the same period in 1996. The Men's Apparel catalogs generated income of $.4 million in the first quarter of 1995 compared to break even results for the same period in 1996. The Women's Apparel continuing catalogs generated a loss of $(.4) million in the first quarter of 1995 compared to a loss of $(.7) million for the same period in 1996. The catalogs discontinued in 1995 generated a loss of $(2.2) million in the first quarter of 1995 compared to a loss of $(1.2) million for the same period in 1996. Such loss included an additional $1.1 million write-down of the remaining inventory for the discontinued catalogs, as discussed above."

                                      * * *

The paragraph under the subcaption Infrastructure Investments of LIQUIDITY AND CAPITAL RESOURCES is deleted in its entirety and replaced with the following:

         "Infrastructure investments. The Company continued its management information systems up-grade in 1996. The new system was operational in ten catalogs at the end of 1995 and the Company expects to complete the roll-out of the system to the remaining catalogs in 1996, although this could be affected by the problems in the Roanoke facility. The Company will incur higher MIS costs in 1996 due to the completion of the new system. As of March 30, 1996, the company had incurred costs of approximately $16.2 million as part of this plan, including $.3 million in the first quarter of 1996. Such costs included hardware and software costs aggregating $10.3 million and internal costs of $2.8 million related to production of this new system that have been capitalized. The Company currently anticipates making additional expenditures of approximately $3 million in its Roanoke facility in 1996 to alleviate certain problems it is currently experiencing. Overall, the Company's level of capital spending has been reduced in 1996 and will focus on these projects."

PART II - OTHER INFORMATION

The new exhibit is hereby added to the exhibit list in Item 6 (Exhibits and Reports on Form 8-K) in appropriate numerical order as follows:

         "11      Computation of Earnings Per Share"

The exhibit itself is attached hereto.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HANOVER DIRECT, INC.
                                  -------------------------------------
                                                Registrant


                                  By: /s/ Wayne P. Garten
                                  -------------------------------------
                                          Wayne P. Garten
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (on behalf of the Registrant and as
                                           principal financial officer)



July 16, 1996

                                  EXHIBIT INDEX

11 COMPUTATION OF PER SHARE EARNINGS