Form 10-Q
period 1996-06-29
HANOVER DIRECT INC
filed 1996-08-13
CIK 320333

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended JUNE 29, 1996

                         Commission file number 1-12082



                              HANOVER DIRECT, INC.
             (Exact name of registrant as specified in its charter)


                   DELAWARE                              13-0853260
          (State of incorporation)            (IRS Employer Identification No.)


1500 HARBOR BOULEVARD, WEEHAWKEN, NEW JERSEY                07087
  (Address of principal executive offices)                (Zip Code)


                                 (201) 863-7300
                               (Telephone number)


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

Common stock, par value $.66 2/3 per share: 93,829,535 shares outstanding as of August 9, 1996.

                              HANOVER DIRECT, INC.

                                    FORM 10-Q

                                  JUNE 29, 1996

                                      INDEX

                                                                                                                        Page
                                                                                                                        ----
Part I - Financial Information

    Item 1.  Financial Statements
       Condensed Consolidated Balance Sheets - December 30, 1995 and June 29, 1996.................................       3

       Condensed Consolidated Statements of Income (Loss) - thirteen and twenty-six weeks ended
         July 1, 1995 and June 29, 1996............................................................................       5

       Condensed Consolidated Statements of Cash Flows - twenty-six weeks ended
         July 1, 1995 and June 29, 1996............................................................................       6

       Notes to Condensed Consolidated Financial Statements for the twenty-six weeks
         ended July 1, 1995 and June 29, 1996......................................................................       8

    Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition
       and Results of Operations...................................................................................      17


Part II - Other Information

    Item 1.  Legal Proceedings.....................................................................................      26

    Item 5.  Other Information.....................................................................................      26

    Item 6.  Exhibits and Reports on Form 8-K......................................................................      26


    Signatures.....................................................................................................      27


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 30, 1995 AND JUNE 29, 1996
(UNAUDITED)
(IN THOUSANDS)

                                                 DECEMBER 30,       JUNE 29,
                                                    1995              1996
                                                 ------------       --------
ASSETS

Current Assets:
     Cash and cash equivalents                     $  2,682         $  2,614
     Accounts receivable, net                        30,176           23,295
     Inventories                                     79,281           91,785
     Prepaid catalog costs                           37,118           36,309
     Deferred tax assets, net                         3,300            3,300
     Other current asset                              6,170            4,592
                                                   --------         --------
                 Total Current Assets               158,727          161,895
                                                   --------         --------

Property and equipment, at cost:
     Land                                             4,811            4,820
     Buildings and building improvements             19,353           19,287
     Leasehold improvements                          14,001           14,154
     Furniture, fixtures and equipment               39,508           41,135
     Construction in progress                         5,479            6,392
                                                   --------         --------
                                                     83,152           85,788

Accumulated depreciation and amortization           (25,525)         (29,424)
                                                   --------         --------
                 Net Property and Equipment          57,627           56,364
                                                   --------         --------

Goodwill, net                                        36,586           36,732
Deferred tax asset, net                              11,700           11,700
Other assets, net                                    14,369           14,122
                                                   --------         --------

                 Total Assets                      $279,009         $280,813
                                                   ========         ========

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
AS OF DECEMBER 30, 1995 AND JUNE 29, 1996
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   DECEMBER 30,      JUNE 29,
                                                                       1995            1996
                                                                   ------------      --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt and capital lease
      obligations                                                    $   3,546       $  28,557
    Accounts payable                                                    93,291          80,415
    Accrued liabilities                                                 25,969          23,468
    Customer prepayments and credits                                     7,147           6,529
                                                                     ---------       ---------
                 Total Current Liabilities                             129,953         138,969
                                                                     ---------       ---------

Noncurrent Liabilities:
    Long-term debt                                                      57,283          73,314
    Capital lease obligations                                            1,973           1,225
    Other                                                                2,590           1,754
                                                                     ---------       ---------
                 Total Noncurrent Liabilities                           61,846          76,293
                                                                     ---------       ---------
                 Total Liabilities                                     191,799         215,262
                                                                     ---------       ---------

Commitments and Contingencies

Shareholders' Equity:

  6% Series A Preferred Stock, convertible, $.01 par value,
     authorized 5,000,000 shares; issued 78,300 shares in 1995
     and 1996                                                              795             818
  Series B Preferred Stock, convertible, $.01 par value,
     authorized and issued 634,900 shares in 1995 and 1996               5,558           5,653
  Common Stock, $.66 2/3 par value, authorized 150,000,000
     shares; issued 93,706,508 shares in 1995 and 93,829,535
     shares in 1996                                                     62,461          62,552
  Capital in excess of par value                                       255,390         255,466
  Accumulated deficit                                                 (231,332)       (253,447)
                                                                     ---------       ---------
                                                                        92,872          71,042
Less:
    Treasury stock, at cost (1,157,061 shares in 1995 and 1996)         (3,345)         (3,345)
    Notes receivable from sale of Common Stock                          (2,023)         (1,954)
    Deferred compensation                                                 (294)           (192)
                                                                     ---------       ---------
                 Total Shareholders' Equity                             87,210          65,551
                                                                     ---------       ---------
                 Total Liabilities and Shareholders' Equity          $ 279,009       $ 280,813
                                                                     =========       =========

See Notes to Condensed Consolidated Financial Statements

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                    13 WEEKS ENDED                       26 WEEKS ENDED
                                                                    --------------                       --------------
                                                              JULY 1,           JUNE 29,            JULY 1,           JUNE 29,
                                                               1995               1996               1995               1996
                                                               ----               ----               ----               ----
Revenues                                                       $182,774           $180,195           $359,365           $345,722
                                                           ------------       ------------      -------------       ------------
Operating costs and expenses:
  Cost of sales and operating expenses                          114,851            120,283            227,565            228,721
  Write-down of inventory of discontinued catalogs                3,945                 --              3,945              1,100
  Provision for facility closings                                   214                 --                530                  0
  Selling expenses                                               51,198             52,026            101,832             97,417
  General and administrative expenses                            16,468             14,299             32,090             29,632
  Depreciation and amortization                                  2 ,086              3,483              3,537              6,481
                                                           ------------       ------------       ------------       ------------
                                                                188,762            190,091            369,499            363,351
                                                           ------------       ------------       ------------       ------------

Income (loss) from operations                                    (5,988)            (9,896)           (10,134)           (17,629)
                                                           ------------       ------------       ------------       ------------
  Interest expense                                               (1,386)            (2,420)            (2,138)            (4,083)
  Interest income                                                   197                 46                283                215
                                                           ------------       ------------       ------------       ------------
                                                                 (1,189)            (2,374)            (1,855)            (3,868)
                                                           ------------       ------------       ------------       ------------

Income (loss) before income taxes                                (7,177)           (12,270)           (11,989)           (21,497)
  Income tax provision                                             (313)              (250)              (403)              (500)
                                                           ------------       ------------       ------------       ------------
Net income (loss)                                                (7,490)           (12,520)           (12,392)           (21,997)

Preferred Stock dividends and accretion                             (59)               (59)              (105)              (118)
                                                           ------------       ------------       ------------       ------------

Net income (loss) applicable to common shareholders        $     (7,549)      $    (12,579)      $    (12,497)      $    (22,115)
                                                           ============       ============       ============       ============

Primary and fully diluted net income (loss) per share      $      (0.08)      $      (0.13)      $      (0.13)      $      (0.24)
                                                           ============       ============       ============       ============

Weighted average shares outstanding for
  primary and fully diluted earnings per share               92,846,299         93,576,472         92,818,157         93,535,204
                                                           ============       ============       ============       ============

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                            26 WEEKS ENDED
                                                                       JULY 1,         JUNE 29,
                                                                        1995             1996
                                                                      --------         --------
                                                                            (IN THOUSANDS)
Cash flows from operating activities:
Net (loss)                                                            $(12,392)        $(21,997)
Adjustments to reconcile net (loss) to net cash (used)
   by operating activities:
Depreciation and amortization, including deferred fees                   4,174            7,186
Other                                                                       --               81
Changes in assets and liabilities, net of acquisitions:
    Accounts receivable                                                  8,069            6,640
    Inventories                                                          5,623          (13,534)
    Prepaid catalog costs                                                1,677              809
    Other assets                                                           615             (186)
    Accounts payable                                                   (14,576)         (12,146)
    Accrued liabilities                                                 (3,535)          (3,102)
    Customer prepayments and credits                                      (884)            (618)
                                                                      --------         --------
NET CASH (USED) BY OPERATING ACTIVITIES                                (11,229)         (36,867)
                                                                      --------         --------

Cash flows from investing activities:
    Acquisitions of property                                           (12,293)          (2,677)
    Proceeds from sale of businesses                                        --            1,164
    Proceeds from sale of securities                                        --              474
    Payments for businesses acquired, net of cash acquired             (13,008)              --
    Notes receivable and investments with affiliated companies          (3,376)              --
    Other, net                                                          (2,049)          (1,372)
                                                                      --------         --------
NET CASH (USED) BY INVESTING ACTIVITIES                               $(30,726)        $ (2,411)
                                                                      --------         --------

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

                                                                                     26 WEEKS ENDED
                                                                                JULY 1,         JUNE 29,
                                                                                 1995             1996
                                                                               --------         --------
                                                                                     (IN THOUSANDS)
Cash flows from financing activities:
    Net borrowings under credit facility                                       $ 29,000         $ 16,369
    Proceeds from issuance of debt                                                   --           25,000
    Payments of long-term debt and capital lease obligations                       (566)          (1,075)
    Proceeds from issuance of Common Stock                                          166              136
    Payment of debt issuance costs                                                   --             (384)
    Other net                                                                       (57)            (836)
                                                                               --------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        28,543           39,210
                                                                               --------         --------

Net (decrease) in cash and cash equivalents                                     (13,412)             (68)
Cash and cash equivalents at the beginning of the year                           24,053            2,682
                                                                               --------         --------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                             $ 10,641         $  2,614
                                                                               ========         ========

Supplemental cash flow disclosures:
    Interest paid                                                              $  1,166         $  3,264
                                                                               ========         ========
    Income taxes paid                                                          $    932         $    641
                                                                               ========         ========

Supplemental disclosure of non-cash investing and financing activities:
    Issuance of Common Stock for notes receivable                              $    388         $     86
                                                                               ========         ========

Acquisition of businesses:
    Fair value of assets acquired                                              $ 40,474         $     --
    Fair value of liabilities assumed                                           (22,066)              --
    Preferred stock issued                                                       (5,400)              --
                                                                               --------         --------
    Net cash paid                                                              $ 13,008         $     --
                                                                               ========         ========

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
TWENTY-SIX WEEKS ENDED JULY 1, 1995 AND JUNE 29, 1996 (UNAUDITED)

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

3.       EARNINGS PER SHARE

         Net income per share - Net income per share was computed using the weighted average number of shares outstanding. Due to the net loss for the thirteen and twenty-six weeks ended July 1, 1995 and June 29, 1996, warrants, stock options and convertible preferred stock are excluded from the calculations of both primary and fully diluted earnings per share.

         Supplemental earnings per share - The following represents the pro forma results of operations for the thirteen and twenty-six weeks ended July 1, 1995 as if the Leichtung, The Safety Zone and Austad's acquisitions, which were made in the first half of 1995, had occurred at the beginning of the 1995 fiscal year (in thousands, except per share data). The pro forma results include the impact of accounting for the acquisitions, including amortization of goodwill and customer lists, amortization of the discount related to the Series B Preferred Stock issued to acquire The Safety Zone and interest on the cash used to acquire Leichtung and Austad's.

                                  FOR THE THIRTEEN WEEKS ENDED       FOR THE TWENTY-SIX WEEKS ENDED
                                          JULY 1, 1995                         JULY 1, 1995
                                          ------------                         ------------
                                  AS REPORTED        PRO FORMA        AS REPORTED        PRO FORMA
                                  -----------        ---------        -----------        ---------
Revenues                           $ 182,774         $ 191,584         $ 359,365         $ 378,974
Net income (loss)                  $  (7,490)        $  (7,030)        $ (12,392)        $ (12,441)
Net income (loss) per share        $    (.08)        $    (.08)        $    (.13)        $    (.14)

         The pro forma information does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.

4.       SALE OF ASSETS

         Businesses

         Austad's. In May 1995, the Company acquired 67.5% of the outstanding shares of Austad's Holdings, Inc. ("Austad's"), which owned The Austad Company ("TAC"), the publisher of the Austad's catalog featuring golf equipment, apparel and gifts, for a purchase price of $1.8 million in cash. On February 16, 1996, David Austad and certain family members surrendered to Austad's their Austad's shares, amounting to the remaining 32.5% of the outstanding shares, and paid approximately $1.1 million in exchange for all the outstanding shares of AGS, Inc. ("AGS"), a South Dakota corporation newly formed by TAC to hold the existing retail assets and liabilities of TAC. The transaction assumed a value for Austad's and TAC based on the Company's purchase price in the May 1995 acquisition, as adjusted by adding the net income of Austad's and TAC from May 25, 1995 through February 16, 1996. There was no gain or loss recognized on this transaction.

         As a result of the reorganization, Austad's became a wholly-owned subsidiary of the Company. In connection with the reorganization, TAC was released from all future obligations under three of four store leases. The Company expects that a similar release will be obtained in the near future regarding the fourth lease. AGS will operate the four existing retail stores acquired from TAC as Austad's stores under license from Austad's. The license grants Mr. Austad exclusive retail rights to the Austad's name in 37 states and Canada. Austad's retains all direct marketing rights and all other rights. Mr. Austad will continue to work together with TAC on joint buying and other cooperative efforts. The customer service and fulfillment operations of Austad's were transferred to other Company facilities during the first quarter of 1996 and the Company sold the Austad's South Dakota warehouse and distribution facility in July 1996 for $2.1 million which approximated its book value. The net proceeds were used to repay the outstanding mortgage on the property.

         TAC had a revolving credit facility that was secured by substantially all of TAC's assets that was to expire on February 26, 1996. Such facility was paid off at the February 16th closing with the proceeds from the sale of the retail operations and from the Company's revolving credit facility.

         Leichtung Workshops. In January 1995, the Company acquired substantially all of the assets of Leichtung, Inc., a direct marketer of wood-working and home improvement tools and related products sold under the Improvements and Leichtung Workshops names, for a purchase price of approximately $12.8 million in cash and the assumption of certain liabilities. In the first quarter of 1996, the Company sold the assets of the Leichtung Workshops catalog for $.9 million in cash and short-term notes and relocated all Improvements' telemarketing and fulfillment operations to the Company's Hanover, PA facility. The former distribution facility in Ohio, which is held for sale, is being carried at its estimated net realizable value of $.8 million, as of June 29, 1996. There was no gain or loss recognized on the sale of the assets of the Leichtung Workshops catalog.

         Debt Securities

         During 1994, the Company invested approximately $2.7 million in convertible debt securities of Regal Communications, Inc. ("Regal"). In September 1994, Regal filed for protection under Chapter 11 of the United States Bankruptcy Code. As a result, during 1994, the Company wrote-down the convertible debenture to the estimated fair value of $1.7 million. During 1995, certain assets of Regal were liquidated at or above the estimates established in 1994 and the Company continues to expect to recover the $1.7 million carrying value of its investment that is included in other assets. As of June 29, 1996, the Company has received approximately $.7 million from asset distributions made by Regal. Such proceeds have been applied against the $1.7 million net carrying value of the investment.

5.       RIGHTS OFFERING

         The Company commenced a $50 million Rights Offering (the"Rights Offering") on July 19, 1996. Holders of record of the Company's Common Stock, 6% Series A Convertible Additional Preferred Stock and Series B Convertible Additional Preferred Stock as of July 18, 1996, the record date, are eligible to participate in the offering. The rights are exercisable at a price of $1.03 per share. Shareholders received 0.51 rights for each share of common stock held,
3.72 rights for each share of Series A Convertible Additional Preferred Stock held and .77 rights for each share of Series B Convertible Additional Preferred Stock held as of the record date. The Rights Offering will expire on August 16, 1996 and will close on August 23, 1996. The Company has registered 48,544,000 shares of Common Stock to be issued upon exercise of the rights with the Securities and Exchange Commission for the Rights Offering.

         NAR Group Limited ("NAR"), the Company's majority shareholder, received rights entitling it to purchase approximately 50.5% of the shares offered in the Rights Offering and has indicated that it intends to exercise such rights. In addition, the Company and NAR have entered into a Standby Purchase Agreement, pursuant to which NAR will be required, subject to the fulfillment of various terms and conditions thereof, to purchase all shares not subscribed by shareholders and will receive a fee as a result. NAR is not irrevocably committed to exercise any such rights under the Standby Purchase Agreement. Due to the Company's continued operating losses, the Company requested that NAR advance up to $25 million against all the rights distributed to it and/or its commitment to purchase all of the unsubscribed shares. In May 1996, NAR advanced the Company $25 million under the NAR Promissory Note, which is included in the Current portion of long-term debt and capital lease obligations in the Condensed Consolidated Balance Sheets. Under the provisions of the NAR Promissory Note, the Company will repay NAR the $25 million advance plus accrued interest on the earlier of December 31, 1996 or the completion of the Rights Offering. The NAR Promissory

Note carries an interest rate of 1.5% above prime, currently 9.75%, which is payable either in cash or shares of Common Stock valued at the Rights Offering price of $1.03 per share. The NAR Promissory Note is subordinate to the Company's revolving credit facility.

         The proceeds of the Rights Offering will be used by the Company for the following purposes:(i) to repay the $14 million of 9.25% Senior Subordinated Notes ("9.25% Notes") due on August 1, 1998 held by an affiliate of NAR, (ii) to repay the $25 million principal amount advanced under the NAR Promissory Note and (iii) to reduce outstanding indebtedness under its revolving credit facility. At the time of repayment of the 9.25% Notes, the Company will record an extraordinary expense related to the early extinguishment of this debt, representing a write-off of the unamortized debt issuance costs of approximately $1.2 million.

6.       CHANGES IN MANAGEMENT AND EMPLOYMENT AGREEMENTS

         On March 7, 1996, Rakesh K. Kaul was named President and Chief Executive Officer and elected to the Board of Directors of the Company. Effective that date, Mr. Kaul entered into an Executive Employment Agreement (the "Employment Agreement") which provides for an "at will" term commencing on March 7, 1996 at a base salary of $525,000 per year. The Employment Agreement also provides for Mr. Kaul's participation in the Short-Term Incentive Plan for Rakesh K. Kaul. That plan, which was approved by the shareholders at the June 20, 1996 shareholders meeting, provides for an annual bonus of between 0% and 125% of Mr. Kaul's base salary, depending on the attainment of various performance objectives as determined in accordance with the objective formula or standard to be adopted by the Compensation Committee as part of the performance goals for each such year. The Employment Agreement also provides for Mr. Kaul's participation in the Long-Term Incentive Plan for Rakesh K. Kaul. That plan, which was approved by the shareholders at the June 20, 1996 shareholders meeting, provides for the purchase by Mr. Kaul of 1,000,000 shares of Common Stock at their fair market value (the Tandem Stock Purchase Right"); an option expiring March 7, 2006 for the purchase of 2,000,000 shares of Common Stock (the "Tandem Option"); an option expiring March 7, 2006 to purchase 2,000,000 shares of Common Stock exercisable only upon satisfaction of the condition that the closing price of the Common Stock has attained an average of $7.00 per share during a 91-day period ending on or before March 7, 2002; an option expiring March 7, 2006 to purchase 1,000,000 shares of Common Stock at their fair market value, subject to the attainment of certain objective performance goals to be set by the Compensation Committee; and four options expiring March 7, 2002, and the first three anniversaries thereof, respectively, for the purchase of 250,000 shares of Common Stock each, to be granted by NAR, the Company's majority shareholder (the "NAR Options"). As a result of the Rights Offering, there shall be added to the shares subject to the Tandem Stock Purchase Right, the Tandem Option, and the NAR Options (collectively, the "Award Sares") the number of shares of Common Stock which would have been issued on the exercise of the Rights that woiuld have been distributed with respect to such number of Award Shares. The Employment Agreement also provides for the grant of registration rights under the Securities Act of 1993, as amended (the "Securities Act"), for shares of Common Stock owned by Mr. Kaul. Pursuant to the Employment Agreement, the Company will make Mr. Kaul whole, on an after-tax basis, for various relocation and temporary living expenses related to his employment with the Company. In the event that Mr. Kaul's employment is actually or constructively terminated by the Company, other than for cause, he will be entitled for a 12-month period commencing on the date of his termination to (i) a continuation of his base salary, (ii) continued participation in the Company's medical, dental, life insurance and retirement plans offered to senior executives of the Company, and
(iii) a bonus, payable in 12 equal installments, equal to 100% of his base salary (at the rate in effect immediately prior to such termination). In addition, Mr. Kaul will be entitled to receive (i) to the extent not previously paid, the short-term bonus payable to Mr. Kaul for the year preceding the year of termination and (ii) for the year in which Mr. Kaul's employment is terminated, an additional bonus equal to his annual base salary for such year, pro-rated to reflect the portion of such year during which Mr. Kaul is employed. Mr. Kaul's employment will be deemed to be constructively terminated by the Company in the event of a change in control (as defined in the Employment Agreement), the Company's bankruptcy, a material diminution of his responsibilities, or a relocation of the Company's headquarters outside the New York metropolitan area without his prior written consent. In the event that Mr. Kaul's employment terminates other than as a result of a termination by the Company, Mr. Kaul will not be entitled to any payment or bonus, other than any short-term bonus he is entitled to receive from the year prior to termination.

         Jack E. Rosenfeld resigned as President and Chief Executive Officer and as a Director of the Company effective December 30, 1995. In connection with such resignation, the Company and Mr. Rosenfeld have agreed in principal to enter into a Termination of Employment Agreement, to be dated as of December 30, 1995 (the "Termination Agreement"), providing for the termination of (i) the Employment Agreement, dated as of October 25, 1991, between the Company and Mr. Rosenfeld, and (ii) all benefits, salary and prerequisites provided for therein except for (a) benefits, salary and prerequisites earned and accrued up to December 30, 1995, (b) salary of $500,000 through December 31, 1996, and (c) benefits including (I) continued disability and term life insurance in amounts not less than the amounts in force on the date of the Termination Agreement for a three-year period and (II) the right to continue to participate in the Company's medical plans to the extent he is eligible for up to three years from the date of the Termination Agreement. The Termination Agreement calls for Mr. Rosenfeld to serve as a Director Emeritus of the Company and will allow Mr. Rosenfeld to attend meetings of the Board of Directors and participate in Board discussions for a one-year period, but Mr. Rosenfeld has no right to vote on any matters that come before the Board of Directors. The Termination Agreement will preclude Mr. Rosenfeld for a one-year period from competing with the Company under certain circumstances.

         In April 1996, the Executive Vice President, Secretary and General Counsel resigned. Also, in April 1996, the Executive Vice President and Chief Financial Officer indicated his intention to resign his position in order to pursue other interests. He has agreed to stay with the Company until the closing of the Rights Offering. In connection therewith, the Company has entered into a settlement of his employment agreement. The Chief Information Officer resigned in June 1996.

7.       LONG-TERM DEBT

         In November 1995, the Company entered into a three year, $75 million secured revolving credit facility (the "Credit Facility") with Congress Financial Corporation. The Company is required to maintain minimum net worth and working capital levels. In addition, the Credit Facility places limitations on the Company's ability to incur additional indebtedness. The Credit Facility was amended in February 1996 to permit the reorganization of Austad's and was further amended in April 1996 to permit borrowing of an additional $4 million over the borrowing base formula until the closing of the Rights Offering, subject to the $75 million limit of the Credit Facility. In addition, the minimum working capital and net worth requirements contained in the Credit Facility and in the Indenture relating to the 9.25% Notes were reduced by $5 million for the same period. In May 1996, the definitions of consolidated net worth and consolidated working capital were amended to take into account the $25 million advanced by NAR.

         At June 29, 1996, the Company had $18.4 million of borrowings outstanding under the revolving line of credit and $9.4 million outstanding under the revolving term notes. The rates of interest related to the revolving line of credit and term notes were 9.75% and 10.0%, respectively, at June 29, 1996.

         The face amount of unexpired documentary letters of credit at June 29, 1996, was $4.6 million. In addition, the Company had issued $28.9 million of standby letters of credit at June 29, 1996.

8.       INVENTORY OF DISCONTINUED CATALOGS

         In 1995, the Company made a decision to discontinue six catalogs. The six discontinued catalogs generated revenues of $52 million and $.9 million and losses of $11.8 million and $2.1 million through the first twenty-six weeks of 1995 and 1996, respectively. These losses represent operating losses attributable to falling revenues due to poor sales on the discontinued catalogs, in addition to increasing operating costs and expenses, costs of sales and selling expenses predominantly incurred to create liquidation catalogs. The Company wrote-down inventory for these catalogs by $3.9 million through the second quarter of 1995 and $1.1 million for the same period in 1996. The write-down in 1995 occurred because the Company decided to mail fewer catalogs than had been planned originally, which created significantly more merchandise on hand that needed to be moved through non-catalog channels. The inventory write-down in 1996 was required because some of these catalogs experienced lower recovery rates on liquidation of inventory. The Company utilizes various methods to dispose of the inventory related to discontinued catalogs, including special sale catalogs, sales sections in other catalogs, and liquidations of remaining inventory through off-price merchants. This liquidation process typically takes from six to nine months. The $3.9 million and $1.1 million included in the Write-down of inventory of discontinued catalogs in the Condensed Consolidated Statements of Income (Loss) for the twenty-six weeks ended July 1, 1995 and June 29, 1996 represents an incremental write-down in excess of the original write-down included in cost of sales expense. Fixed overhead, primarily telemarketing and fulfillment costs, that was allocated to the six discontinued catalogs has been absorbed by the operations of the 1995 acquisitions and through cost containment measures made by the Company.

9.       INCOME TAXES

         At June 29, 1996, the Company had a net deferred tax asset of $15 million, including a deferred tax asset valuation allowance of approximately $52 million, which was recorded in prior years primarily relating to the realization of certain net operating loss carryforwards ("NOLs"). At June 29, 1996, the Company had $172 million of NOLs. Realization of the future tax benefits associated with the NOLs is dependent on the Company's ability to generate taxable income within the carryforward period and the periods in which net temporary differences reverse. Future levels of operating income and taxable income are dependent upon general economic conditions, competitive pressures on sales and margins, postal and other delivery rates, and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of all of the NOLs and reversals of temporary differences.

         In assessing the realizability of the $15 million net deferred tax asset, the Company has considered numerous factors, including its future operating plans and its recent history of operating results (including pre-tax income in 1994 as well as the losses incurred in 1995 and the twenty-six week period ended June 29, 1996). Management believes that the $15 million net deferred tax asset represents a reasonable, conservative estimate of the future utilization of the NOLs. The Company will continue to routinely evaluate the likelihood of future profits and the necessity of future adjustments to the deferred tax asset valuation allowance.

10.      ACCOUNTING FOR STOCK-BASED COMPENSATION

         In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective in 1996. The statement encourages entities to adopt the fair value-based method of accounting for employee stock option plans, as opposed to the method which measures compensation cost for those plans using the intrinsic value-based accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company adopted the recognition provisions of SFAS No. 123 in the first quarter of 1996. There were no employee stock options granted during the twenty-six week period ended June 29, 1996 and, accordingly, there is no income statement or balance sheet impact related to the adoption of SFAS No. 123.

         The fair value of each option granted during the year ended December 30, 1995 is estimated at the date of grant using the Black-Scholes option-pricing model utilizing expected volatility calculations based on historical data (34.13%-40.81%) and risk free rates based on U.S. government strip bonds on the date of grant with maturities equal to the expected option term (6.03%-7.14%). The expected lives are equal to the option terms and no dividends are assumed. The Company did not adopt SFAS No. 123 for the year ended December 30, 1995 and therefore was not required to recognize compensation cost in accordance with SFAS No. 123 for the year then ended. Had the Company actually adopted SFAS No. 123 as of December 30, 1995, compensation cost recognized for grants issued during that period would have been immaterial.

A summary of the status of the Company's two stock option plans as of December 30, 1995 and June 29, 1996 and changes during the periods ending on those dates is as follows:

Executive Equity Incentive Plan

                                                DECEMBER 30, 1995            JUNE 29, 1996
                                                -----------------            -------------
                                                            WEIGHTED                    WEIGHTED
                                                             AVERAGE                     AVERAGE
                                                            EXERCISE                    EXERCISE
                                                SHARES        PRICE        SHARES         PRICE
                                                ------        -----        ------         -----
Options outstanding beginning of period       1,073,836       $2.98       1,021,170       $2.66
Options granted                                 286,666       $2.53              --          --
Options cancelled                              (339,332)      $3.59        (600,672)      $2.75
                                              ---------                   ---------
Options outstanding end of period             1,021,170       $2.66         420,498       $2.53
                                              =========                   =========

Options exercisable end of period                    --          --         273,832       $2.54
                                                                          =========

Options exercised end of period                      --          --              --          --

Weighted average fair value of options               --       $1.19              --          --
granted during the year

Stock Option Plan

                                                DECEMBER 30, 1995            JUNE 29, 1996
                                                -----------------            -------------
                                                            WEIGHTED                    WEIGHTED
                                                             AVERAGE                     AVERAGE
                                                            EXERCISE                    EXERCISE
                                                SHARES        PRICE        SHARES         PRICE
                                                ------        -----        ------         -----
Options outstanding beginning of period        496,050        $3.60        90,000         $2.42
Options granted                                 70,000        $2.11            --            --
Options cancelled                             (142,000)       $3.50            --            --
Options expired                               (334,050)       $3.65       (20,000)        $3.50
                                              --------                    -------
Options outstanding end of period               90,000        $2.42        70,000         $2.11
                                              ========                    =======

Options exercisable end of period               20,000        $3.50            --            --
                                              ========

Options exercised end of period                     --           --            --            --

Weighted average fair value of options              --        $ .90            --            --
granted during the year

The following table summarizes information with regard to stock options outstanding at June 29, 1996:

Executive Equity Incentive Plan

                                                                   WEIGHTED-AVERAGE
                                                                      REMAINING
            EXERCISE PRICE           OPTIONS OUTSTANDING           CONTRACTUAL LIFE
            --------------           -------------------           ----------------
                $1.75                      30,000                     5.50 Years
                $2.50                     253,832                     2.75 Years
                $2.63                      50,000                     5.00 Years
                $2.75                      66,666                     4.75 Years
                $3.00                      20,000                     2.75 Years

There are 273,832 options exercisable at the end of the second quarter at a weighted average exercise price of $2.54.


Stock Option Plan

                                                                   WEIGHTED-AVERAGE
                                                                      REMAINING
            EXERCISE PRICE           OPTIONS OUTSTANDING           CONTRACTUAL LIFE
            --------------           -------------------           ----------------
                $1.75                      20,000                     4.25 Years
                $2.25                      50,000                     4.25 Years

There are no options exercisable at the end of the second quarter under this plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth, for the fiscal periods indicated, the percentage relationship to revenues of certain items in the Company's Condensed Consolidated Statements of Income (Loss).

                                                          13 WEEKS ENDED                       26 WEEKS ENDED
                                                          --------------                       --------------
                                                     JULY 1,        JUNE 29,              JULY 1,           JUNE 29,
                                                      1995            1996                 1995               1996
                                                      ----            ----                 ----               ----
Revenues                                             100.0%          100.0%               100.0%              100.0%
Cost of sales and operating expenses                  62.8            66.8                 63.3                66.2
Write-down of inventory of
 discontinued catalogs                                 2.2               -                  1.1                  .3
Provision for facility closings                         .1               -                   .2                   -
Selling expenses                                      28.0            28.9                 28.3                28.2
General and administrative expenses                    9.0             7.9                  8.9                 8.5
Depreciation and amortization                          1.2             1.9                  1.0                 1.9
Income (loss) from operations                         (3.3)           (5.5)                (2.8)               (5.1)
Interest expense, net                                  (.7)           (1.3)                 (.5)               (1.1)
Net income (loss)                                     (4.1%)          (7.0%)               (3.5%)              (6.4%)

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JUNE 29, 1996 COMPARED WITH THIRTEEN WEEKS ENDED JULY 1,
1995

         Net Income (Loss). The Company reported a net loss of $(12.5) million or $(.13) per share for the quarter ended June 29, 1996 compared to a net loss of $(7.5) million or $(.08) per share in the same period last year.

         The higher loss was primarily a result of: (i) a 2 percentage point decrease in product margins due primarily to increased sale price merchandise being offered in the Company's catalogs; (ii) tightening vendor credit which has affected the availability of merchandise resulting in higher backorder levels, increased split shipments and increased order cancellations; and (iii) increased operational and fulfillment costs due to continued operating problems in the new Roanoke fulfillment center.

         As a result of the operating losses incurred by the Company in 1995 coupled with a very difficult year for retailers with numerous Chapter 11 filings occurring, the Company experienced a tightening of vendor credit in the fourth quarter of 1995. As the Company's operating losses have continued into 1996 so has the tightening of vendor credit. This has affected the Company's ability to obtain merchandise on a timely basis, resulting in higher back order levels (unfilled orders) and increased fulfillment costs (telemarketing, distribution, outbound transportation and credit card commission costs).

         Revenues. Revenues decreased 1% in the quarter ended June 29, 1996 to $180 million from $183 million for the same period last year. Continuing catalog revenues increased 11%, or $17 million, to $173 million in the quarter ended June 29, 1996 from $156 million for the same period last year. This increase was more than offset by the $19 million decline in revenues of the Company's discontinued catalogs. Overall, the Company circulated 97 million catalogs in the second quarter of 1996, a reduction of 2% from the prior year. Back order levels increased to $15.7 million on June 29, 1996 compared to $8.9 million on July 1, 1995.

         Non-apparel continuing catalog revenues increased 12%, on a 4% increase in circulation to $133 million, due to an increase in revenues from the Company's venture with Sears, and from Domestications, The Company Store, Improvements and Austad's, which offset reductions in the other non-apparel catalogs. Overall, the Company's average order size increased in the second quarter of 1996. Revenues were negatively impacted in the quarter by higher backorder levels and order cancellation rates as a result of the Company's continuing vendor credit problems (see Liquidity and Capital Resources). Domestications' revenues were also negatively impacted by higher return rates due to a change in merchandise mix. Revenues from catalogs discontinued in 1995 (Mature Wisdom, Tapestry and Hanover House) decreased in the second quarter of 1996 by 70% to $6 million from $20 million for the same period in 1995.

         Apparel continuing catalog revenues increased 7% to $40 million for the second quarter of 1996 from $38 million in the same period of 1995. Increased circulation and response rates as well as decreased backorder levels in the Women's Apparel catalogs contributed to a 16% increase in revenues. This increase was partially offset by a 5% decrease in Men's Apparel revenues due to decreased circulation and lower response rates. Revenues from catalogs discontinued in 1995 (Essence By Mail, One 212 and Simply Tops) declined by $5.9 million from July 1, 1995 to $.6 million in the second quarter of 1996.

         Operating Costs and Expenses. Cost of sales and operating expenses increased to 66.8% of revenues in the second quarter of 1996 compared to 62.8% for the same period in 1995. The Company overall experienced a 2 percentage point decrease in profit margins in the current quarter when compared to the same period last year due to increased off-price sale activity and fulfillment and merchandise delivery costs due to increased split shipments caused by inventory unavailability related to the Company's vendor credit problems. Also, in the current quarter, the Company continued to experience significant operating problems in connection with the new Roanoke fulfillment center, which will continue to impact the Company's operating results for the balance of the year. These problems result from equipment and software malfunctions and certain bottlenecks in the facility. The Company is continuing to utilize outside consultants to implement a plan to substantially correct this situation for the fourth quarter. Corrective measures will involve an approximate $3 million capital expenditure during 1996 for additional material handling equipment.

         The write-down of inventory of discontinued catalogs totaled $3.9 million in the second quarter of 1995 compared to no such charges in the current quarter. The significant write-downs represented the estimated cost to liquidate the inventory of four discontinued catalogs (One 212, Simply Tops, Essence and Mature Wisdom).

         The provision for facility closings was $.2 million in 1995, which reflected expenses incurred for relocation ($.1 million) and severance ($.1 million) costs related to several Pennsylvania facility closings in connection with the opening of the new Roanoke distribution center. There were no such costs in the current period.

         Selling expenses increased to 28.9% of revenues in the second quarter of 1996 from 28.0% for the same quarter last year. This increase was attributable to a lower response rate and the effects of a 3% increase in paper prices. While paper prices have decreased the Company has not received the full benefit of this decrease due to the timing of paper purchases related to catalog mailings.

         General and administrative expenses were 7.9% of revenues in the second quarter of 1996, compared to 9.0% in the same period in 1995. The total expense decreased $2.2 million to $14.3 million in the second quarter of 1996 as a result of the Company's cost reduction program designed to reduce administrative and payroll-related expenses.

         Depreciation and amortization increased to 1.9% of revenues in the second quarter of 1996 from 1.2% of revenues for the same period in 1995. The total expense increased $1.4 million or 67% from the second quarter of 1995 to the same period in 1996 as a result of depreciation charges related to the Gump's retail store and the Roanoke distribution facility. The 1995 acquisition of Austad's also increased depreciation expense, goodwill and mailing list amortization in the current quarter.

         Income (Loss) from Operations. The Company recorded a loss from operations of $(9.9) million in the second quarter of 1996, or (5.5)% of revenues, compared to a loss from operations of $(6.0) million for the same period in 1995, or (3.3)% of revenues.

         The Non-Apparel group's results of operations decreased $6.9 million, from a loss of $(1.4) million in the second quarter of 1995 to a loss of $(8.3) million in the same period in 1996. The tightening of vendor credit has created merchandise availability issues which in turn increased backorder levels, which resulted in higher order cancellation rates and split shipments. All of these increases have been factors in the Company's continuing operating losses. Also, the results of operations of Domestications which were adversely affected by the higher operating and fulfillment costs related to the Company's problems with the new Roanoke distribution center have contributed to these losses. In addition, the Company's product margin was negatively impacted by a 2 percentage point decrease related to increased sale activity. These factors more than offset improved catalog productivity. The catalogs discontinued in 1995 lost ($.2) million in the second quarter of 1996 compared to ($1.6) million in the same period of the prior year.

         The Apparel group's results of operations improved $4.0 million from a loss of $(4.2) million in the second quarter of 1995 to a loss of $(.2) million for the same period in 1996. The Men's Apparel catalogs generated income of $.3 million in the second quarter of 1996 compared to income of $1.3 million for the same period in 1995 as a result of lower response rates. The Women's Apparel continuing catalogs incurred a loss of $(.5) million in the second quarter of 1996 compared to income of $.1 million for the same period in 1995 due to lower response rates and higher cancellations due to inventory availability issues. The catalogs discontinued in 1995 incurred a loss of $(5.6) million in the second quarter of 1995 compared to breakeven results for the same period in 1996. Such loss in 1995 included an additional $3.9 million write-down of the remaining inventory for the discontinued catalogs, as discussed above.

         Interest Expense, Net. Interest expense, net increased to $2.4 million in the second quarter of 1996 from $1.2 million in the second quarter of 1995 due to the Company's higher cost of credit under its new Credit Facility and increased borrowings related to the Company's increased working capital requirements.

         Income Taxes. In assessing the realizability of the $15 million net deferred tax asset, the Company has considered numerous factors, including its future operating plans and its recent history of operating results (including pre-tax income in 1994 as well as the losses incurred in 1995 and 1996). The Company believes that the $15 million net deferred tax asset represents a reasonable, conservative estimate of the future utilization of the tax NOLs. The Company will continue to evaluate the likelihood of future profit and the necessity of future adjustments to the deferred tax asset valuation allowance. The Company recorded a state tax provision of $.3 million in the thirteen week period of both 1996 and 1995.

TWENTY-SIX WEEKS ENDED JUNE 29, 1996
COMPARED WITH TWENTY-SIX WEEKS ENDED JULY 1, 1996

         Net Income (Loss). The Company reported a net loss of $(22.0) million or $(.24) per share for the twenty-six weeks ended June 29, 1996 compared to a net loss of $(12.4) million or $(.13) per share in the same period last year.

         The higher loss was primarily a result of: (i) tightening vendor credit which has affected the availability of merchandise resulting in higher backorder levels, increased split shipments and increased order cancellations; (ii) paper costs which were approximately 14% higher than in the 1995 period; and(iii) increased telemarketing, operational and fulfillment costs due to the continuing operating problems at the new Roanoke fulfillment center.

         The Company experience a tightening of vendor credit during the first half of 1996 due to its previously discussed losses and the general retail environment. This has affected the Company's ability to obtain merchandise on a timely basis, resulting in higher back order levels and increased fulfillment costs. The Company's backorder level increased to $15.7 million on June 29, 1996 compared to $8.9 million on July 1, 1995. Fulfillment costs increased to $48.1 million for the first half of 1996 compared to $47.7 million for the same period last year (see Liquidity and Capital Resources).

         Revenues. Revenues decreased 4% for the twenty-six week period end June 29, 1996 to $346 million from $360 million for the same period last year. Continuing catalog revenues increased 6% to $327 million in the current period from $307 million for the same period last year. This increase was more than offset by a $33 million decline in the revenues of the catalogs discontinued in 1995 from $52 million for the first half of 1995 to $19 million for the same period in 1996. The Company circulated 196 million catalogs during the first half of 1996, a reduction of 7% from the prior year period.

         Non-apparel continuing catalog revenues increased 7% to $258 million, due to an increase in revenues from the Company's venture with Sears, and from The Company Store, Improvements and Austad's, which offset reductions in the other non-apparel catalogs. Revenues have been negatively impacted overall by increased backorder levels and order cancellations due to the previously discussed tightening of vendor credit and operational problems the Company has experienced. Revenues from catalogs discontinued in 1995 (Mature Wisdom, Tapestry and Hanover House) decreased in the first half of 1996 by 56% to $17 million from $38 million in the same period in 1995.

         Apparel continuing catalog revenues increased 3% to $69 million for the twenty-six weeks ended June 29, 1996 from $67 million in the same period last year, as improved response rates in the Women's Apparel catalogs more than offset decreased circulation and lower response rates in the Men's Apparel catalogs. Revenues from catalogs discontinued in 1995 (Essence By Mail, One 212 and Simply Tops) declined by $12 million from $14 million in 1995 to $2.0 million in 1996.

         Operating Costs and Expenses. Cost of sales and operating expenses increased to 66.2% of revenues compared to 63.3% for the same period in 1995. Overall the Company has experienced a decrease in its profit due to increased off-price sale activity, fulfillment costs and merchandise delivery costs. These increases are attributable to inventory availability issues resulting from tightening vendor credit and operating difficulties in the Roanoke fulfillment center. The Company is also implementing an action plan as well as making an additional investment in the Roanoke center to correct the operating problems.

         The write-down of inventory of discontinued catalogs totaled $1.1 million in the twenty-six weeks ended June 29, 1996 compared to $3.9 million in the same period last year, when the Company decided to discontinue four under-performing catalogs with their write-downs as follows: (One 212 $1.9 million, Simply Tops $1.0 million, Essence By Mail $.4 million, and Mature Wisdom $.6 million). In the 1996 period additional write-downs for the disposal of the remaining inventory for the discontinued Simply Tops ($.5 million) and One 212 ($.6 million) catalogs were recorded as the Company experienced significantly lower recovery rates on liquidation of such inventory than had previously been anticipated.

         The provision for facility closings was $.5 million in 1995, which reflected expenses incurred for relocation ($.3 million) and severance ($.2 million) costs related to the previously discussed facility closings. There have been no such costs in the current year.

         Selling expenses decreased to 28.2% of revenues in the twenty-six week period ended June 29, 1996 from 28.3% for the same period last year. This decrease is attributable to a 7% reduction in catalog circulation from the previous year which has more than offset increases in paper prices.

         General and administrative expenses were 8.6% of revenues in the twenty-six week period ended June 29, 1996 compared to 8.9% for the same period last year. The total expense decreased $2.5 million to $29.6 million in 1996 due to the Company's cost reduction program designed to reduce administrative and payroll-related expenses.

         Depreciation and amortization increased to 1.9% of revenues in the first half of 1996 from 1.0% for the same period last year. The total expense increased $2.9 million or 83% from the first half 1995 to the first half of 1996 as a result of depreciation charges related to the Gump's retail store, the Roanoke distribution center and the Austad's acquisition all of which had minimal impact on the 1995 period. Goodwill and mailing list amortization also increased as a result of the Austad's acquisition.

         Income (Loss) from Operations. The Company recorded a loss from operations of $(17.6) million in the twenty-six week period ended June 29, 1996, or (5.1%) of revenues, compared to a loss from operations of $(10.1) million for the same period in 1995, or (2.8%) of revenues.

         The Non-Apparel group's results of operations decreased $10.4 million, to a loss of $(12.7) million for the twenty-six weeks ended June 29, 1996 from a loss of $(2.3) million for the same period last year. The increased loss was primarily due to the tightening of vendor credit as well as the Domestications operations which were adversely affected by higher telemarketing and fulfillment costs related to the problems at the Roanoke fulfillment center. The catalogs discontinued in 1995 lost $(.9) million in the first half of 1996 compared to $(3.0) million in the prior year period.

         The Apparel group's results of operations improved $4.3 million to a loss of $(2.1) million in the twenty-six week period end June 29, 1996 from a loss of $(6.4) million in the same period last year. This increase was the result of the Company's decision to discontinue three apparel catalogs in 1995 which lost $(1.2) million compared to a loss of $(7.8) million in the prior year. Continuing Men's Apparel catalogs income from operations decreased $1.4 million to $.3 million in the 1996 period mainly as a result of lower response rates. The continuing Women's Apparel catalogs generated a loss of $(1.2) million during the 1996 twenty-six week period compared to a loss of $(.3) million in the 1995 period mainly due to inventory availability issues due to the Company's liquidity problems.

         Interest Expense, Net. Interest expense, net increased to $3.9 million for the twenty-six week period ended June 29, 1996 from $1.9 million for the same period in the prior year due to the Company's previously discussed higher cost of credit and increased working capital requirements.

         Income Taxes. In assessing the realizability of the $15 million net deferred tax asset, the Company has considered numerous factors, including its future operating plans and its recent history of operating results (including pre-tax income in 1994 as well as the losses incurred in 1995 and 1996). The Company believes that the $15 million net deferred tax asset represents a reasonable, conservative estimate of the future utilization of the tax NOLs. The Company will continue to evaluate the likelihood of future profit and the necessity of future adjustments to the deferred tax asset valuation allowance. The Company recorded a state tax provision of $.5 million in the first half of 1996 and $.4 million in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

         Working Capital. At June 29, 1996, the Company had $2.6 million in cash and cash equivalents, compared to $2.7 million at December 30, 1995. Working capital and the current ratio were $22.9 million and 1.16 to 1 at June 29, 1996 versus $28.8 million and 1.22 to 1 at December 30, 1995. The $36.9 million of cash used in operations in the first twenty-six weeks of 1996, which was provided from additional borrowings under the Credit Facility and the Rights Offering prefunding by NAR, was primarily utilized to fund the operating losses incurred in the first half of 1996 and a working capital increase. This working capital increase is in part a seasonal increase in inventory and in part a reaction to the tightening of vendor credit terms that the Company began to experience in 1995.

         As a result of the Company's continuing operating losses, its financial condition has deteriorated, which caused a tightening of vendor credit and resulted in an increase in long-term debt. Backorder levels have increased and, although the Company has managed to receive merchandise shipments in most cases in sufficient quantities to satisfy customer demand, their timeliness has increased order cancellation rates and negatively affected initial fulfillment which has resulted in an increase in split shipments and higher customer inquiry calls, all of which has contributed to the higher fulfillment expense experienced in the first half 1996. In addition, the Company has had to utilize more working capital than had previously been anticipated, due to a tightening in trade terms. As a result of these factors, the Company concluded that its recent operating results would have a further negative impact on the Company's ability to conduct business on normal trade terms. The Company decided that it was necessary to obtain an equity infusion which would: (i) restore the Company's equity base that had deteriorated due to the operating losses since the beginning of 1995, (ii) reduce long-term debt, and (iii) provide the Company with additional liquidity. The Company commenced a $50 million Rights Offering on July 19, 1996 that is being underwritten by NAR, the Company's majority shareholder. In May 1996, in order to improve liquidity and alleviate vendor concerns about the Rights Offering, the Company received a $25 million advance from NAR against all the rights distributed to it and/or its commitment to purchase all of the unsubscribed shares. The proceeds of the Rights Offering will be utilized to repay the $14 million of 9.25% Senior Subordinated Notes due August 1, 1998 held by an affiliate of NAR and to repay the $25 million advance from NAR. At the time of repayment of the 9.25% Notes, the Company will record an extraordinary expense related to the early extinguishment of this debt, representing a write-off of the unamortized debt issuance costs of approximately $1.2 million. The balance of the proceeds will be used to reduce outstanding indebtedness under the Company's revolving credit facility.

         The Company experiences seasonality in its working capital requirements and fluctuations in the Credit Facility will occur usually within the first and fourth quarters of the year.

         Infrastructure Investments. The Company continued its management information systems upgrade in 1996. The new system was operational in ten catalogs at the end of 1995 and the Company expects to complete the roll-out of the system to the remaining catalogs by the first quarter of 1997, although this could be affected by the problems in the Roanoke facility. The Company will incur higher MIS costs in 1996 due to the completion of the new system. As of June 29, 1996, the Company had incurred costs of approximately $16.4 million as part of this plan, including $1.0 million in the first half of 1996. Such costs included hardware and software costs aggregating $6.0 million and internal costs of $10.4 million related to production of this new system that have been capitalized. The Company currently anticipates making additional expenditures of approximately $3 million in its Roanoke facility in 1996 to alleviate certain problems it is currently experiencing. Overall, the Company's level of capital spending has been reduced in 1996 and will focus on these projects.

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

         Paper and Postage. The Company mails its catalogs and ships most of its merchandise through the United States Postal Service ("USPS"). On July 1, 1996, the USPS reclassification of postal rates became effective and the Company anticipates this reclassification will favorably impact its postage expense by 2%-3% on an annualized basis. Paper costs represented approximately 8% of revenues in 1995 and the first half of 1996. Since January 1996, paper prices have declined from their record levels in 1995. While this is a favorable development for the Company, there can be no assurance that this decline will continue or that prices will not increase later in the year.

CAUTIONARY STATEMENTS

The following statements constitute forward-looking statements which involve risks and uncertainties:

         "On July 1, 1996, the USPS reclassification of postal rates became effective and the Company anticipates this reclassification will favorably impact its postage expense by 2%-3% on an annualized basis."

         The following are important factors, among others, that could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

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

         a delay in the implementation of the actions to be taken by the Company in increase the efficiency of its operations; rapid increases and decreases in the volume of merchandise that passes through the Company's warehouse facilities;

         incurring larger than anticipated losses in future interim periods;

         the failure of the Company to stem the losses attributable to Domestications;

         the failure of the Rights Offering to be consummated on a timely basis;

         the failure of the Company to achieve quarterly profitable operating results by the end of fiscal 1996;

         the failure of the Company to solve its operating problems at the new Roanoke fulfillment center, including the installation and retrofitting of the facility's conveyer system;

         the inability of the Company to attract and retain high quality executives to fill open management positions;

         and a reversal in the implementation of postal rate decreases or an increase in paper costs.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On July 8, 1996, a petition for certiorari was filed by plaintiffs with the US Supreme Court in Zucker v. Quasha. The Company filed an opposition brief in response to the petition on August 13, 1996.

Item 5. Other Information

         In November 1995, the Company entered into the Credit Facility with Congress. The Credit Facility was amended in February 1996 to permit the reorganization of Austad. In addition, the Credit Facility was amended in April 1996 to permit the borrowing of an additional $4 million over the borrowing base formula until the closing of the Rights Offering, subject to the $75 million limit of the Credit Facility. In addition, the minimum working capital and net worth requirements contained in the Credit Facility and in the Indenture relating to the 9.25% Notes were reduced by $5 million to $21 million and $75 million, respectively, until the closing of the Rights Offering. In May 1996, the definitions of consolidated net worth and consolidated working capital were amended to take into account the $25 million advanced by NAR.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

         11       Computation of Earnings Per Share.

         27       Financial Data Schedule (EDGAR filing only).

(b) Reports on Form 8-K - On April 17, 1996, the Company filed an Amendment No. 1 to its current report on Form 8-K dated May 25, 1995 attaching, pursuant to
Item 7(a)(i) of such form, financial statements for The Austad Company reported on by Arthur Andersen LLP, together with a consent of such firm. On July 12, 1996, the Company filed an Amendment No. 2 to its current report on Form 8-K dated May 25, 1995 amending item 7(b) to reflect proforma adjustments to the condensed consolidated proforma statement of operations for the year ended December 31, 1994 for the acquisition of Leichtung Workshops and The Safety Zone by the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                             HANOVER DIRECT, INC.
                             --------------------
                                  Registrant



                             By: /s/ Edward J. O'Brien
                             ----------------------------------------------
                             Edward J. O'Brien
                             Senior Vice President, Treasurer and Secretary (on behalf of the Registrant and as principal financial officer)




August 13, 1996

                                EXHIBIT INDEX


EXHIBIT NO.                                   DESCRIPTION

  11                            COMPUTATION OF EARNINGS PER SHARE

  27                            FINANCIAL DATA SCHEDULE