Form 10-Q
period 1996-09-28
HANOVER DIRECT INC
filed 1996-11-12
CIK 320333

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 28, 1996

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

Common stock, par value $.66 2/3 per share: 144,828,490 shares outstanding as of November 7, 1996.

                              HANOVER DIRECT, INC.

                                    FORM 10-Q

                               SEPTEMBER 28, 1996

                                      INDEX


                                                                                                                       Page
Part I - Financial Information

    Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets - December 30, 1995 and September 28, 1996............................       3

       Condensed Consolidated Statements of Income (Loss) - thirteen and thirty-nine weeks ended
         September 30, 1995 and September 28, 1996.................................................................       5

       Condensed Consolidated Statements of Cash Flows - thirty-nine weeks ended
         September 30, 1995 and September 28, 1996.................................................................       6

       Notes to Condensed Consolidated Financial Statements for the thirty-nine weeks
         ended September 30, 1995 and September 28, 1996...........................................................       8

    Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition
       and Results of Operations...................................................................................      16


Part II - Other Information

    Item 1.  Legal Proceedings.....................................................................................      25

    Item 5.  Other Information.....................................................................................      25

    Item 6.  Exhibits and Reports on Form 8-K......................................................................      25


    Signatures.....................................................................................................      26

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 30, 1995 AND SEPTEMBER 28, 1996
(UNAUDITED)
(IN THOUSANDS)


                                                          DECEMBER 30,     SEPTEMBER 28,
                                                              1995             1996
                                                              ----             ----
ASSETS

Current Assets:
     Cash and cash equivalents                             $   2,682        $   2,853
     Accounts receivable, net                                 30,176           24,541
     Inventories                                              79,281           86,481
     Prepaid catalog costs                                    37,118           40,214
     Deferred tax asset, net                                   3,300            3,300
     Other current assets                                      6,170            3,513
                                                           ---------        ---------
                          Total Current Assets               158,727          160,902
                                                           ---------        ---------

Property and equipment, at cost:
     Land                                                      4,811            4,797
     Buildings and building improvements                      19,353           17,253
     Leasehold improvements                                   14,001           14,174
     Furniture, fixtures and equipment                        39,508           42,669
     Construction in progress                                  5,479            8,130
                                                           ---------        ---------
                                                              83,152           87,023

Accumulated depreciation and amortization                    (25,525)         (31,223)
                                                           ---------        ---------
                          Net Property and Equipment          57,627           55,800
                                                           ---------        ---------

Goodwill, net                                                 36,586           36,407
Deferred tax asset, net                                       11,700           11,700
Other assets, net                                             14,369           11,979
                                                           ---------        ---------

                          Total Assets                     $ 279,009        $ 276,788
                                                           =========        =========


See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
AS OF DECEMBER 30, 1995 AND SEPTEMBER 28, 1996
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                     DECEMBER 30,     SEPTEMBER 28,
                                                                         1995             1996
                                                                      ---------        ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt and capital lease
      obligations                                                     $   3,546        $  13,478
    Accounts payable                                                     93,291           92,645
    Accrued liabilities                                                  25,969           23,621
    Customer prepayments and credits                                      7,147            5,842
                                                                      ---------        ---------
                 Total Current Liabilities                              129,953          135,586
                                                                      ---------        ---------

Noncurrent Liabilities:
    Long-term debt                                                       57,283           53,263
    Capital lease obligations                                             1,973              841
    Other                                                                 2,590            1,714
                                                                      ---------        ---------
                 Total Noncurrent Liabilities                            61,846           55,818
                                                                      ---------        ---------
                 Total Liabilities                                      191,799          191,404
                                                                      ---------        ---------

Commitments and Contingencies

Shareholders' Equity:

 6% Series A Preferred Stock, convertible, $.01 par value,
  authorized 5,000,000 shares; issued 78,300 shares in 1995                 795               --
 Series B Preferred Stock, convertible, $.01 par value,
  authorized and issued 634,900 shares in 1995 and 1996                   5,558            5,701
 Common Stock, $.66 2/3 par value, authorized 150,000,000
  shares; issued 93,706,508 shares in 1995 and 145,068,884
  shares in 1996                                                         62,461           96,712
 Capital in excess of par value                                         255,390          272,988
 Accumulated deficit                                                   (231,332)        (283,071)
                                                                      ---------        ---------
                                                                         92,872           92,330
Less:
    Treasury stock, at cost (1,157,061 shares in 1995 and 1996)          (3,345)          (3,345)
    Notes receivable from sale of Common Stock                           (2,023)          (3,517)
    Deferred compensation                                                  (294)             (84)
                                                                      ---------        ---------
                 Total Shareholders' Equity                              87,210           85,384
                                                                      ---------        ---------
                 Total Liabilities and Shareholders' Equity           $ 279,009        $ 276,788
                                                                      =========        =========

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   13 WEEKS ENDED                           39 WEEKS ENDED
                                                                   --------------                           --------------
                                                          SEPTEMBER 30,      SEPTEMBER 28,        SEPTEMBER 30,        SEPTEMBER 28,
                                                              1995                1996                1995                 1996
                                                              ----                ----                ----                 ----
Revenues                                                  $   169,175        $     156,732        $    528,540        $     502,454
                                                          -----------        -------------        ------------        -------------
Operating costs and expenses:
  Cost of sales and operating expenses                        113,420              115,580             340,985              344,301
  Write-down of inventory of discontinued catalogs                365                    0               4,310                1,100
  Provision for facility closing                                    0                  300                 530                  300
  Selling expenses                                             42,380               44,842             144,212              142,259
  General and administrative expenses                          16,585               18,775              48,675               48,407
  Depreciation and amortization                                 2,467                2,856               6,004                9,337
                                                          -----------        -------------        ------------        -------------
                                                              175,217              182,353             544,716              545,704
                                                          -----------        -------------        ------------        -------------

Income (loss) from operations                                  (6,042)             (25,621)            (16,176)             (43,250)
                                                          -----------        -------------        ------------        -------------
    Interest expense                                           (1,542)              (2,683)             (3,680)              (6,766)
    Interest income                                               135                  123                 418                  338
                                                          -----------        -------------        ------------        -------------
                                                               (1,407)              (2,560)             (3,262)              (6,428)
                                                          -----------        -------------        ------------        -------------

Income (loss) before income taxes                              (7,449)             (28,181)            (19,438)             (49,678)
    Income tax provision                                         (300)                (250)               (703)                (750)
                                                          -----------        -------------        ------------        -------------
Net income (loss) before extraordinary item                    (7,749)             (28,431)            (20,141)             (50,428)

    Extraordinary item                                         (1,837)              (1,134)             (1,837)              (1,134)
                                                          -----------        -------------        ------------        -------------
Net income (loss)                                              (9,586)             (29,565)            (21,978)             (51,562)

    Preferred stock dividends and accretion                       (66)                 (59)               (171)                (177)
                                                          -----------        -------------        ------------        -------------
Net income (loss) applicable to common shareholders       $    (9,652)       $     (29,624)       $    (22,149)       $     (51,739)
                                                          ===========        =============        ============        =============

Net income (loss) per share:
 Earnings (loss) before extraordinary item                $     (0.08)       $       (0.25)       $      (0.22)       $       (0.51)
 Extraordinary item                                             (0.02)               (0.01)              (0.02)               (0.01)
                                                          -----------        -------------        ------------        -------------
 Net income (loss) per share                              $     (0.10)       $       (0.26)       $      (0.24)       $       (0.52)
                                                          ===========        =============        ============        =============

Weighted average shares outstanding                        93,005,117          114,251,875          92,880,477          100,365,678
                                                          ===========        =============        ============        =============


See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                       39 WEEKS ENDED
                                                                       --------------
                                                               SEPTEMBER 30,    SEPTEMBER 28,
                                                                   1995             1996
                                                                   ----             ----
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
Net (loss)                                                       $(21,978)       $(51,562)
Adjustments to reconcile net (loss) to net cash (used)
    by operating activities:
    Depreciation and amortization, including deferred fees          7,224          10,559
    Extraordinary loss - early extinguishment of debt               1,837           1,134
    Other                                                              --              27
Changes in assets and liabilities, net of acquisitions:
    Accounts receivable                                             9,999           5,000
    Inventories                                                     5,290          (7,200)
    Prepaid catalog costs                                          (3,599)         (3,096)
    Other assets                                                     (565)            893
    Accounts payable                                              (15,411)           (646)
    Accrued liabilities                                            (2,049)         (2,854)
    Customer prepayments and credits                                2,532          (1,305)
                                                                 --------        --------
NET CASH (USED) BY OPERATING ACTIVITIES                           (16,720)        (49,050)
                                                                 --------        --------

Cash flows from investing activities:
    Acquisitions of property                                      (14,928)         (8,306)
    Proceeds from sale of businesses and properties                    --           1,164
    Proceeds from sale of securities                                   --             662
    Payments for businesses acquired, net of cash acquired        (13,008)             --
    Other, net                                                     (1,631)            (10)
                                                                 --------        --------
NET CASH (USED) BY INVESTING ACTIVITIES                          $(29,567)       $ (6,490)
                                                                 --------        --------

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

                                                                                    39 WEEKS ENDED
                                                                                    --------------
                                                                            SEPTEMBER 30,   SEPTEMBER 28,
                                                                                1995            1996
                                                                                ----            ----
                                                                                   (IN THOUSANDS)
Cash flows from financing activities:
    Net borrowings under Credit Facility                                      $ 30,072        $ 12,413
    Proceeds from issuance of debt                                                  --          35,000
    Payments of long-term debt and capital lease obligations                      (575)        (40,946)
    Proceeds from issuance of Common Stock                                         495          50,504
    Payment of debt issuance costs                                                  --            (384)
    Other net                                                                      (69)           (876)
                                                                              --------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       29,923          55,711
                                                                              --------        --------

Net (decrease) increase in cash and cash equivalents                           (16,364)            171
Cash and cash equivalents at the beginning of the year                          24,053           2,682
                                                                              --------        --------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                            $  7,689        $  2,853
                                                                              ========        ========

Supplemental cash flow disclosures:
    Interest paid                                                             $  2,457        $  5,203
                                                                              ========        ========
    Income taxes paid                                                         $  1,281        $    670
                                                                              ========        ========

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Common Stock for notes receivable                                 $    678        $  2,034
                                                                              ========        ========
Exchange of 6% Preferred Stock for Common Stock                               $    877        $    830
                                                                              ========        ========

Acquisition of businesses:
    Fair value of assets acquired                                             $ 40,474        $     --
    Fair value of liabilities assumed                                          (22,066)             --
    Preferred stock issued                                                      (5,400)             --
                                                                              --------        --------
    Net cash paid                                                             $ 13,008        $     --
                                                                              ========        ========

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 28, 1996
(UNAUDITED)

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

3.       EARNINGS PER SHARE

         Net income (loss) per share - Net income (loss) per share was computed using the weighted average number of shares outstanding. Due to the net loss for the thirteen and thirty-nine weeks ended September 30, 1995 and September 28, 1996, warrants, stock options and convertible preferred stock are excluded from the calculations of both primary and fully diluted earnings per share.

         Supplemental earnings per share - The following represents the pro forma results of operations for the thirty-nine weeks ended September 30, 1995 as if the Leichtung, The Safety Zone and Austad's acquisitions, which were made in the first half of 1995, had occurred at the beginning of the 1995 fiscal year (in thousands, except per share data). The pro forma results include the impact of accounting for the acquisitions, including amortization of goodwill and customer lists, amortization of the discount related to the Series B
Convertible Additional Preferred Stock issued to acquire The Safety Zone and interest on the cash used to acquire Leichtung and Austad's.

                                                 FOR THE THIRTY-NINE WEEKS ENDED
                                                       SEPTEMBER 30, 1995
                                                       ------------------
                                                 AS REPORTED          PRO FORMA
                                                 -----------          ---------
Revenues                                         $ 528,540            $ 548,149
Net income (loss)                                $ (21,978)           $ (22,027)
Net income (loss) per share                      $    (.24)           $    (.24)

         The pro forma information does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.

4.       SALE OF ASSETS

         Businesses

         Austad's. In May 1995, the Company acquired 67.5% of the outstanding shares of Austad's Holdings, Inc. ("Austad's"), which owned The Austad Company ("TAC"), the publisher of the Austad's catalog, featuring golf equipment, apparel and gifts, for a purchase price of $1.8 million in cash. On February 16, 1996, the Company acquired the remaining 32.5% of TAC's outstanding shares and formed AGS, Inc., a South Dakota corporation, to hold the existing retail assets and liabilities of TAC. Former minority shareholders of TAC paid approximately $1.1 million for all of the outstanding shares of AGS, Inc. There was no gain or loss recognized on this transaction. The customer service and fulfillment operations of Austad's were transferred to other Company facilities during the first quarter of 1996 and the Company sold the Austad's South Dakota warehouse and distribution facility in July 1996 for $2.1 million which approximated its book value. The net proceeds were used to repay the outstanding mortgage on the property. The TAC revolving credit facility was paid off at the February 16th closing with the proceeds from the sale of AGS, Inc. and from the Company's revolving credit facility.

         Leichtung Workshops. In January 1995, the Company acquired substantially all of the assets of Leichtung, Inc., a direct marketer of wood-working and home improvement tools and related products sold under the Improvements and Leichtung Workshops names, for a purchase price of approximately $12.8 million in cash and the assumption of certain liabilities. In the first quarter of 1996, the Company sold the assets of the Leichtung Workshops catalog for $.9 million in cash and short-term notes and relocated all Improvements' telemarketing and fulfillment operations to the Company's Hanover, Pennsylvania facility. There was no gain or loss recognized on the sale of the assets of the Leichtung Workshops catalog.

         Debt Securities

         During 1994, the Company invested approximately $2.7 million in convertible debt securities of Regal Communications, Inc. ("Regal"). In September 1994, Regal filed for protection under Chapter 11 of the United States Bankruptcy Code. As a result, during 1994, the Company wrote-down the convertible debenture to its estimated fair value of $1.7 million. During 1995, certain assets of Regal were liquidated at or above the estimates established in 1994 and, as of September 28, 1996, the Company has received approximately $.7 million from asset distributions. Approximately $1.0 million representing the remaining net carrying value of this investment is included in Other assets, net.

5.       RIGHTS OFFERING

         The Company commenced a $50 million rights offering (the"Rights Offering") on July 19, 1996. Holders of record of the Company's common stock, 6% Series A Convertible Additional Preferred Stock and Series B Convertible Additional Preferred Stock as of July 18, 1996, the record date, were eligible to participate in the offering and purchase shares of the Company's Common Stock at a price of $1.03 per share. Shareholders received 0.51 rights for each share of common stock held, 3.72 rights for each share of Series A Convertible Additional Preferred Stock held and .77 rights for each share of Series B Convertible Additional Preferred Stock held as of the record date. The Rights Offering closed on August 23, 1996.

         Due to the Company's continued operating losses during 1996, the Company requested that NAR Group Limited ("NAR") advance up to $25 million against all the Rights distributed to it and/or its commitment to purchase all of the unsubscribed shares ( the "NAR Promissory Note"). In May 1996, NAR advanced the Company $25 million under the NAR Promissory Note. Under the provisions of the NAR Promissory Note, the Company repaid NAR the $25 million advance plus accrued interest upon the closing of the Rights Offering.

         The Company issued 48,748,785 shares of Common Stock as a result of the Rights Offering which generated proceeds of approximately $48 million, net of expenses. NAR received Rights entitling it to purchase 24,015,964 shares in the Rights Offering and exercised such rights. In addition, the Company and NAR entered into a Standby Purchase Agreement pursuant to which NAR purchased 6,898,866 shares not subscribed by shareholders and received approximately $.5 million as a fee. The proceeds of the Rights Offering were used by the Company:
(i) to repay the $14 million principal amount of 9.25% Senior Subordinated Notes ("9.25% Notes") due August 1, 1998 held by an affiliate of NAR plus accrued interest, (ii) to repay the $25 million principal amount advanced under the NAR Promissory Note plus accrued interest and (iii) to repay approximately $9 million under the Credit Facility with Congress. The Company recorded an extraordinary expense related to the early extinguishment of the 9.25% Notes, representing a write-off of the unamortized debt issuance costs of approximately $1.1 million.

6.       RELATED PARTY TRANSACTIONS

         NAR purchased 30,914,830 shares of the Company's Common Stock, received approximately $.5 million in fees related to the Standby Purchase Agreement and received principle and interest payments under the 9.25% Notes and the NAR Promissory Note from the proceeds of the Rights Offering completed August 23, 1996. (See Note 5 Rights Offering)

         NAR and its affiliates held warrants to purchase 5,033,735 shares of the Company's Common Stock at prices ranging from $2.19 to $2.91 per share. The warrant agreements under which these warrants were granted contain antidilution provisions which increased the warrants held by NAR and affiliates to 7,646,490 and reduced the exercise prices at which the warrants are exercisable to prices ranging from $1.95 to $2.59 per share upon the completion of the Rights Offering. As a result of the Rights Offering, NAR currently owns approximately 55.5% of the Company's Common Stock on a fully diluted basis.

                  In September 1996, Intercontinental Mining & Resources Incorporated, an affiliate of NAR ("IMR"), loaned the Company $10 million as evidenced by a subordinated promissory note in the amount of $10 million (the "IMR Promissory Note"). Such loan bears interest at prime plus 1

1/2%, is due on November 14, 1996 and, if not repaid before May 15, 1997, is convertible at the option of IMR into shares of Common Stock at the lower of the current fair market value thereof or the then current fair market value thereof. The IMR Promissory Note is subordinate to the Credit Facility and is excluded from the calculation of the consolidated working capital covenant under the Credit Facility.

         The Company has entered into an agreement in principle (the "Reimbursement Agreement") with Richemont S. A. (Richemont), who along with the family of Alan G. Quasha, Chairman of the Board of the Company, jointly own NAR, that when implemented will provide the Company with up to $30 million of letters of credit to replace letters of credit issued or to be issued under the Credit Facility. The letters of credit will expire on February 29, 1998 and carry an interest rate of 3.5% above the prime rate, currently 11.75%, payable to Richemont quarterly on amounts drawn under the letters of credit. The Company has agreed to pay a facility fee equal to 5% of the principle amount of the letters of credit as well all other fees incurred in connection with providing the facility. In the event that the Company has not paid in full, by the expiration date, any outstanding balances under the letters of credit, Richemont shall have the option, exerciseable at any time prior to payment in full of all amounts outstanding under the letters of credit to convert such amount into common stock of the Company at the mean of the bid and ask prices of the Company's Common Stock on November 8, 1996, or the mean of the bid and ask prices of the Company's Common Stock on each of the thirty days immediately prior to the date of exercise of the conversion privilege. The Reimbursement Agreement is subordinate to the Credit Facility.


7.       CHANGES IN MANAGEMENT AND EMPLOYMENT AGREEMENTS

         Jack E. Rosenfeld resigned as President and Chief Executive Officer and as a Director of the Company effective December 30, 1995. In connection with such resignation, the Company and Mr. Rosenfeld have entered into a Termination of Employment Agreement, to be dated as of December 30, 1995. On March 7, 1996, Rakesh K. Kaul was named President and Chief Executive Officer and elected to the Board of Directors of the Company. Also as of that date, the Company and Mr. Kaul entered into an executive employment agreement. In addition to a base salary and a minimum bonus, Mr. Kaul has purchased 1,510,000 shares of the Company's Common Stock and received 3,020,000 tandem options to purchase Common Stock at an exercise price of $1.16 per share and an additional 4,510,00 options to purchase Common Stock at an exercise price of $1.16 per share under various other plans.

         In 1996, the Executive Vice President, Secretary and General Counsel, Executive Vice President and Chief Financial Officer and Chief Information Officer resigned. The General Counsel position is currently being filled on a part-time basis by an individual who has served as a service provider to the Company. The Company has hired a new Chief Financial Officer and promoted an executive to the position of Chief Information Officer. The Company has adopted various retention programs and the Company believes it will not have problems finding acceptable replacements.

8.       LONG-TERM DEBT

         In November 1995, the Company entered into a three year, $75 million secured revolving Credit Facility (the "Credit Facility") with Congress Financial Corporation ("Congress"). Pursuant to the terms of the Credit Facility, the Company is required to maintain minimum net worth and working capital levels. In addition, the Credit Facility places limitations on the Company's ability to incur additional indebtedness. The Credit Facility was amended in February 1996 to permit the reorganization of Austad's and was further amended in April 1996 to permit borrowing of an additional $4 million over the borrowing base formula until the closing of the Rights Offering, subject to the $75 million limit of the Credit Facility. In addition, the minimum working capital and net worth requirements contained in the Credit Facility and in the Indenture relating to the 9.25% Notes were reduced by $5 million to $21 million and $75 million, respectively, for the same period. In May 1996, the definitions of consolidated net worth and consolidated working capital were amended to take into account the $25 million advanced by NAR until its repayment with the proceeds of the Rights Offering. In September 1996, the definition of consolidated working capital was amended to take into account the $10 million advance by IMR.

         At September 28, 1996, the Company had $14.4 million of borrowings outstanding under the revolving line of credit and $9.3 million outstanding under the revolving term notes. The rates of interest related to the revolving line of credit and term notes were 9.75% and 10.0%, respectively, at September 28, 1996.

         The face amounts of unexpired documentary letters of credit and standby letters of credit were $4.6 million and $28.9 million, respectively, on September 28, 1996.

9.       INVENTORY OF DISCONTINUED CATALOGS

         In 1995, the Company made a decision to discontinue six catalogs. Through the first thirty-nine weeks of 1995 and 1996, the six discontinued catalogs generated revenues of $72 million and $22 million and losses of $13.7 million and $3.9 million, respectively. These losses represent operating losses attributable to falling revenues due to poor sales on the discontinued catalogs, in addition to increasing operating costs and expenses, costs of sales and selling expenses predominantly incurred to create liquidation catalogs. The Company wrote-down inventory for these catalogs by $4.3 million through the third quarter of 1995 and $1.1 million for the same period in 1996. The write-down in 1995 occurred due to the Company's decision to mail fewer catalogs than its original plan, which created significantly more merchandise on hand that needed to be moved through non-catalog channels. The inventory write-down in 1996 was required due to some of these catalogs experiencing lower recovery rates on liquidation of inventory. The Company utilizes various methods to dispose of the inventory related to discontinued catalogs, including special sale catalogs, sales sections in other catalogs and liquidation of remaining inventory through off-price merchants. This liquidation process typically takes from six to nine months. The $4.3 million and $1.1 million included in the Write-down of inventory of discontinued catalogs in the Condensed Consolidated Statements of Income (Loss) for the thirty-nine weeks ended September 30, 1995 and September 28, 1996 represent an incremental write-down in excess of the original write-down included in cost of sales and operating expenses. Fixed overhead, primarily telemarketing and fulfillment costs, that was allocated to the six discontinued catalogs has been absorbed by the operations of the 1995 acquisitions and through cost containment measures made by the Company.

10.      INCOME TAXES

         At September 28, 1996, the Company had a net deferred tax asset of $15 million, including a deferred tax asset valuation allowance of approximately $52 million, which was recorded in prior years primarily relating to the realization of certain net operating loss carry-forwards ("NOLs"). At September 28, 1996, the Company had $172 million of NOLs. Realization of the future tax benefits associated with the NOLs is dependent on the Company's ability to generate taxable income within the carry-forward period and the periods in which net temporary differences reverse. Future levels of operating income and taxable income are dependent upon general economic conditions, competitive pressures on sales and margins, postal and other delivery rates, and other factors beyond the

Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of all of the NOLs and reversals of temporary differences.

         In assessing the realizability of the $15 million net deferred tax asset, the Company has considered numerous factors, including its future operating plans and its recent history of operating results (including pre-tax income in 1994 as well as the losses incurred in 1995 and the thirty-nine week period ended September 28, 1996). Management believes that the $15 million net deferred tax asset represents a reasonable, conservative estimate of the future utilization of the NOLs. The Company will continue to routinely evaluate the likelihood of future profits and the necessity of future adjustments to the deferred tax asset valuation allowance.

11.      ACCOUNTING FOR STOCK-BASED COMPENSATION

         In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective in 1996. The statement encourages entities to adopt the fair value-based method of accounting for employee stock option plans, as opposed to the method which measures compensation cost for those plans using the intrinsic value-based accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company adopted the recognition provisions of SFAS No. 123 in the first quarter of 1996. There were 6,900,000 employee stock options granted during the thirty-nine week period ended September 28, 1996 and, accordingly, the Company recorded an expense of approximately $.2 million related to the adoption of SFAS No. 123 in the current period.

         The fair value of each option granted during the year ended December 30, 1995 is estimated at the date of grant using the Black-Scholes option-pricing model utilizing expected volatility calculations based on historical data (37.69%-45.41%) and risk free rates based on U.S. government strip bonds on the date of grant with maturities equal to the expected option term (6.03%-6.80%). The expected lives are equal to the option terms and no dividends are assumed. The Company did not adopt SFAS No. 123 for the year ended December 30, 1995 and therefore was not required to recognize compensation cost in accordance with SFAS No. 123 for the year then ended. Had the Company actually adopted SFAS No. 123 as of December 30, 1995, compensation cost recognized for grants issued during that period would have been immaterial.

         Included in the Executive Equity Incentive Plan table on the following page are 3,020,000 options related to the Rakesh K. Kaul Tandem Plan. The Stock Option Plan table consists of options related to the Company's 1978 Option Plan, 1996 Option Plan, Rakesh K. Kaul NAR Option Plan, Rakesh K. Kaul Closing Price Option Plan and the Rakesh K. Kaul Performance Year Option Plan.

A summary of the status of the Company's two stock option plans as of December 30, 1995 and September 28, 1996 and changes during the periods ending on those dates is as follows:

Executive Equity Incentive Plan

                                                  DECEMBER 30, 1995             SEPTEMBER 28, 1996
                                                  -----------------             ------------------
                                                               WEIGHTED                      WEIGHTED
                                                               AVERAGE                       AVERAGE
                                                               EXERCISE                      EXERCISE
                                                 SHARES         PRICE          SHARES         PRICE
                                                 ------         -----          ------         -----
Options outstanding beginning of period        1,073,836        $2.98        1,021,170        $2.66
Options granted                                  286,666        $2.53         3,370,00        $1.14
Options cancelled                               (339,332)       $3.59         (730,672)       $2.76
                                               ---------                     ---------
Options outstanding end of period              1,021,170        $2.66        3,660,498        $1.19
                                               =========                     =========
Options exercisable end of period                     --           --          173,832        $2.20
                                                                               =======
Options exercised end of period                       --           --               --           --
Weighted average fair value of options                --        $1.19             $.80           --
granted during the year

Stock Option Plan

                                                 DECEMBER 30, 1995            SEPTEMBER 28, 1996
                                                 -----------------            ------------------
                                                             WEIGHTED                       WEIGHTED
                                                             AVERAGE                        AVERAGE
                                                             EXERCISE                       EXERCISE
                                               SHARES         PRICE          SHARES          PRICE
                                               ------         -----          ------          -----
Options outstanding beginning of period        496,050        $3.60            90,000        $2.42
Options granted                                 70,000        $2.11         8,040,000        $1.09
Options cancelled                             (142,000)       $3.50                --           --
Options expired                               (334,050)       $3.65           (20,000)       $3.50
                                              --------                    -----------
Options outstanding end of period               90,000        $2.42         8,110,000        $1.10
                                              ========

Options exercisable end of period               20,000        $3.50            16,667        $2.50
                                              ========

Options exercised end of period                     --           --                --           --

Weighted average fair value of options              --         $.90              $.55           --
granted during the year

The following table summarizes information with regard to stock options outstanding at September 28, 1996:

Executive Equity Incentive Plan

                                                 WEIGHTED-AVERAGE
                                                    REMAINING
       EXERCISE PRICE      OPTIONS OUTSTANDING   CONTRACTUAL LIFE
       --------------      -------------------   ----------------
          $   2.50                153,832           2.50 Years
          $   2.63                 50,000           4.75 Years
          $   2.75                 66,666           4.50 Years
          $   3.00                 20,000           2.50 Years
          $   1.16              3,020,000           5.75 Years
          $   1.00                350,000           5.75 Years

There are 173,832 options exercisable at the end of the third quarter at a weighted average exercise price of $2.20.

Stock Option Plan

                                                   WEIGHTED-AVERAGE
                                                      REMAINING
       EXERCISE PRICE        OPTIONS OUTSTANDING   CONTRACTUAL LIFE
       --------------        -------------------   ----------------
          $   2.25                   50,000           4.00 Years
          $   1.75                   20,000           4.25 Years
          $   1.16                  377,500           5.50 Years
          $   1.16                  377,500           6.50 Years
          $   1.16                  377,500           7.50 Years
          $   1.16                  377,500           8.50 Years
          $   1.16                2,000,000           9.50 Years
          $   1.16                1,000,000           9.50 Years
          $   1.00                3,530,000           5.75 Years

There are 16,667 options exercisable at the end of the third quarter under this plan at a weighted average exercise price of $2.50.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, the percentage relationship to revenues of certain items in the Company's Condensed Consolidated Statements of Income (Loss).

                                                        13 WEEKS ENDED               39 WEEKS ENDED
                                                        --------------               --------------
                                                  SEPT. 30,      SEPT. 28,      SEPT. 30,      SEPT. 28,
                                                    1995           1996           1995           1996
                                                    ----           ----           ----           ----
Revenues                                           100.0%         100.0%         100.0%         100.0%
Cost of sales and operating expenses                67.0           73.7           64.5           68.5
Write-down of inventory of
discontinued catalogs                                 .2             --             .8             .2
Provision for facility closings                       --             .2             .1             .1
Selling expenses                                    25.1           28.6           27.3           28.3
General and administrative expenses                  9.8           12.0            9.2            9.6
Depreciation and amortization                        1.5            1.8            1.2            1.9
Income (loss) from operations                       (3.6)         (16.3)          (3.1)          (8.6)
Interest expense, net                                (.8)          (1.6)           (.6)          (1.3)
Net income (loss) before extraordinary item         (4.6)         (18.1)          (3.8)         (10.0)
Net income (loss)
                                                    (5.7%)        (18.9%)         (4.2%)        (10.3%)


The following table sets forth, for the fiscal periods indicated, revenues (in millions) for the Apparel and Non-Apparel groups.

                                      13 Weeks Ended              39 Weeks Ended
                                  Sept. 30,     Sept. 28,     Sept. 30,     Sept. 28,
                                    1995          1996          1995          1996
                                   -------       -------       -------       -------
Revenues:
  Continuing Apparel               $  29.4       $  29.5       $  95.1       $  98.2
  Non-Continuing Apparel               5.4            --          20.5           2.1
                                   -------       -------       -------       -------

       Total Apparel                  34.8          29.5         115.6         100.3
                                   -------       -------       -------       -------

  Continuing Non-Apparel           $ 121.4         124.2         361.8         382.3
  Non-Continuing Non-Apparel          13.0           3.0          51.2          19.9
                                   -------       -------       -------       -------

       Total Non-Apparel             134.4         127.2         413.0         402.2
                                   -------       -------       -------       -------

       Total Revenues              $ 169.2       $ 156.7       $ 528.6       $ 502.5
                                   =======       =======       =======       =======

RESULTS OF OPERATIONS

THIRTEEN-WEEKS ENDED SEPTEMBER 28, 1996 COMPARED WITH THIRTEEN-WEEKS ENDED SEPTEMBER 30, 1995

         Net Income (Loss). The Company reported a net loss before an extraordinary item of $(28.4) million or $(.25) per share for the thirteen-week period ended September 28, 1996 compared to a net loss before an extraordinary item of $(7.7) million or $(.08) per share for the same period last year. Including the effect of the extraordinary losses of $(1.1) million and $(1.8) million for the early extinguishment of debt, the Company reported net losses of $(29.6) million and $(9.6) million or $(.26) per share and $(.10) per share for the thirteen-week period ended September 28, 1996 and September 30, 1995, respectively.

         The higher loss in 1996 was primarily a result of: (i) tightened vendor credit which affected the availability of merchandise resulting in higher backorder levels, increased split shipments, increased order cancellations, higher return rates and higher telemarketing costs; (ii) a reduction in gross margin as a result of the increased sale of promotionally-priced merchandise;
(iii) increased selling expenses due to higher order cancellations and return rates; and (iv) costs associated with the Company's management hiring and retention program.

         As a result of the operating losses incurred by the Company in 1995 coupled with a very difficult year for retailers with numerous Chapter 11 filings occurring, the Company experienced a tightening of vendor credit in the fourth quarter of 1995. The demand for the Company's merchandise has remained strong when comparing the prior year period to the current year period. As the Company's operating losses have continued into 1996, so has the tightening of vendor credit. This has affected the Company's ability to obtain merchandise on a timely basis, resulting in higher back order levels (unfilled orders) and increased fulfillment costs (telemarketing, distribution, outbound transportation and credit card commission costs). The Rights Offering which was completed in August 1996 and a $10 million short-term loan from IMR provided the Company with only temporary relief from the vendor credit situation. As the operating losses continued into the current quarter, the Company decided it would need additional working capital in order to implement its new business management plan. The Company's agreement in principle with Richemont, S. A. (Richemont), joint owner of NAR, should provide added financial flexibility to the Company and is designed to permit the Company to obtain available merchandise on a more timely basis. The Company's plan to correct the operational problems at the Roanoke fulfillment center was substantially completed by the end of the current period, reducing the magnitude of operational problems at this facility in the near future. The Company has also instituted a cost reduction and inventory management plan designed to tighten control over expenses and should improve inventory turnover rates.

         Revenues. Revenues decreased approximately 7% in the thirteen-week period ended September 28, 1996 to $157 million from $169 million for the same period last year. Continuing catalog revenues increased approximately 2%, or $3 million, to $154 million for the thirteen-week period ended September 28, 1996 from $151 million for the same period last year. This increase was more than offset by the $15 million decline in revenues of the Company's non-continuing catalogs. The Company's revenues were negatively impacted by higher return rates and order cancellation as a result of merchandise availability due to tightened vendor credit as well as vendor production issues. The Company's continuing catalogs circulated 61 million catalogs in the third quarter of 1996, an increase of 6% from the prior year. Back order levels [unfilled orders] increased to $19.0 million on September 28, 1996 compared to $16.1 million on September 30, 1995. The increase in backorders was mainly due to the tightening of vendor credit and production quality issues with some of the Company's vendors.

         Non-apparel continuing catalog revenues increased 2% on a 5% increase in circulation to $124 million, due primarily to an increase in revenues from the Company's venture with Sears and The Company Store, which offset reductions in the other non-apparel catalogs. The increase in revenues was further aided by an increase in response rates that was partially offset by a decrease in average order size. Revenues from the non-continuing non-apparel catalogs (Mature Wisdom, Tapestry and Hanover House) decreased in the third quarter of 1996 by 77% to $3 million from $13 million for the same period in 1995.

         Apparel continuing catalog revenues were $29 million for the thirteen-weeks ended September 28, 1996 and September 30, 1995. Overall, the continuing Apparel circulation increase of 5% was offset by lower response rates despite an increase in average order size. Revenues from the non-continuing Apparel catalogs (Essence By Mail, One 212 and Simply Tops) declined by $5 million when comparing the thirteen-week period ended September 28, 1996 to the same period last year.

         Operating Costs and Expenses. Cost of sales and operating expenses increased to 73.7% of revenues for the thirteen-week period ended September 28, 1996 compared to 67.0% of revenues for the same period in 1995. The total expense increased $2.2 million to $115.6 million for the thirteen-week period ended September 28, 1996 as a result of the Company's decision to increase the amount of promotionally priced merchandise offered in its catalogs which resulted in a deterioration in gross margin. The Company also experienced higher fulfillment and telemarketing charges as customer's inquiries increased due to the Company's merchandise availability situation.

         The write-down of inventory of discontinued catalogs totaled $.4 million in the thirteen-week period ended September 30, 1995 compared to no such charges in the current period. The write-downs represented the estimated additional cost to liquidate the inventory of four discontinued catalogs (One 212, Simply Tops, Essence and Mature Wisdom).

         The provision for facility closing was $.3 million for the thirteen-week period ended September 28, 1996, which reflects expenses incurred for relocation costs related to one of the Company's distribution facilities. There were no such costs in the prior year period.

         Selling expenses increased to 28.6% of revenues in the third quarter of 1996 from 25.1% for the same quarter last year. The total expense increased $2.4 million to $44.8 million for the thirteen-week period ended September 28, 1996 as a result of higher order cancellations and return rates.

         General and administrative expenses were 12.0% of revenues for the thirteen-week period ended September 28, 1996, compared to 9.8% of revenues for the same period in 1995. The total expense increased $2.2 million to $18.8 million during the current year period as a result of the costs associated with the Company's management hiring and retention program.

         Depreciation and amortization increased to 1.8% of revenues in the third quarter of 1996 from 1.5% of revenues for the same period in 1995. The total expense increased $.4 million or 16% for the thirteen-week period ended September 28, 1996 as compared to the same period in 1995 as a result of depreciation charges related to the Roanoke distribution facility and the Company's new information system.

         Income (Loss) from Operations. The Company recorded a loss from operations of $(25.6) million for the thirteen-week period ended September 28, 1996, or (16.3)% of revenues, compared to a loss from operations of $(6.0) million for the same period in 1995, or (3.6)% of revenues.

         The Non-Apparel group's results of operations decreased $12.6 million, to a loss of $(16.8) million for the thirteen-weeks ended September 28, 1996 from a loss of $(4.2) million for the same period in 1995. In the current period, the Company continued to experience tightened vendor credit which affected the availability of merchandise resulting in higher backorder levels, increased split shipments, increased order cancellations, higher return rates and higher telemarketing costs. The Rights Offering which closed in August 1996 and the $10 million temporary loan from IMR in September 1996 generated only temporary relief from the vendor credit situation due to the Company's continuing losses. The Company's improvements to its Roanoke distribution center have begun to have a positive effect on the Company's throughput activity which should aid the cost reduction process for the balance of the year. The non-continuing catalogs lost $(1.8) million in the third quarter of 1996 compared to $(2.1) million in the same period of the prior year.

         The Apparel group's results of operations decreased $4.2 million to a loss of $(4.5) million for the thirteen-week period ended September 28, 1996 from a loss of $(.3) million for the same period in the prior year. The increased loss is mainly attributable to an increase in inventory write-downs, lower than anticipated response rates and higher order cancellations. The catalogs discontinued in 1995 generated breakeven results in the third quarter of 1996 compared to a loss of $(.6) million for the same period in the prior year.

         Interest Expense, Net. Interest expense, net increased to $2.6 million for the thirteen-week period ended September 28, 1996 from $1.4 million for the same period in the prior year due to the Company's higher cost of credit under its new Credit Facility and increased borrowings related to the Company's increased working capital requirements.

         Income Taxes. In assessing the realizability of the $15 million net deferred tax asset, the Company has considered numerous factors, including its future operating plans and its recent history of operating results (including pre-tax income in 1994 as well as the losses incurred in 1995 and 1996). The Company believes that the $15 million net deferred tax asset represents a reasonable, conservative estimate of the future utilization of the tax NOLs. The Company will continue to evaluate the likelihood of future profit and the necessity of future adjustments to the deferred tax asset valuation allowance. The Company recorded a state tax provision of $.3 million in each of the thirteen-week periods ended September 28, 1996 and September 30, 1995.

         Extraordinary Item. The Company incurred extraordinary losses related to the early extinguishment of debt of $1.l million for the thirteen-week period ended September 28, 1996 compared to $1.8 million for the same period last year.

THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1996
COMPARED WITH TWENTY-SIX WEEKS ENDED SEPTEMBER 30, 1995

         Net Income (Loss). The Company reported a net loss before an extraordinary item of $(50.4) million or $(.51) per share for the thirty-nine weeks ended September 28, 1996 compared to a net loss of $(20.1) million or $(.22) per share for the same period last year. Including the effect of the extraordinary losses of $(1.1) million and $(1.8) million related to the early extinguishment of debt, the Company reported net losses of $(51.6) million and $(22.0) million or $(.52) per share and $(.24) per share for the thirty-nine week period ended September 28, 1996 and September 30, 1995, respectively.

         The increased loss was primarily a result of: (i) tightened vendor credit which affected the availability of merchandise resulting in higher backorder levels, increased split shipments, increased order cancellations and return rates and higher telemarketing costs; (ii) a reduction in gross margin as a result of the increased sale of promotionally-priced merchandise; (iii) increased paper costs which were approximately 12% higher than in the 1995 period; and (iv) increased telemarketing, operational and fulfillment costs due to the operating problems at the Roanoke fulfillment center during the first nine months of the year.

         The Company has experienced a tightening of vendor credit during fiscal 1996 due to its previously discussed losses. This has affected the Company's ability to obtain merchandise on a timely basis, resulting in higher back order levels (unfilled orders) and increased fulfillment costs (telemarketing, distribution, outbound transportation and credit card commission costs). The Company obtained a capital infusion of approximately $48 million from the Rights Offering completed in August 1996 as well as a $10 million short-term loan from IMR, an affiliate of the Company's majority shareholder. Due to the Company's continued operating losses, this capital infusion has not satisfied its working capital needs. The Company has entered into an agreement in principle to provide a $30 million letter of credit facility. The agreement in principle is designed to provide the Company with a temporary financial solution to its current operating difficulties, permitting it to maintain the current course of the Company's new strategic operating plan that is designed to improve its control over expenses, monitor inventory levels to create maximum utilization of working capital and reduce the fixed overhead infrastructure.

         Revenues. Revenues decreased 5% for the thirty-nine week period end September 28, 1996 to $502 million from $529 million for the same period last year. Continuing catalog revenues increased 5% to $481 million in the current period from $457 million for the same period last year. This increase was more than offset by a $50 million decline in the revenues of the non-continuing catalogs to $22 million for the first thirty-nine weeks of 1996 from $72 million for the same period in the prior year. The Company's continuing catalogs circulated 244 million catalogs during the first thirty-nine weeks of 1996, an increase of 6% from the prior year period. The Company's backorder level increased to $19.0 million as of September 28, 1996 compared to $16.1 million at September 30, 1995. This increase in backorders was mainly due to the tightening of vendor credit and production quality issues with some of the Company's vendors.

         Non-Apparel continuing catalog revenues increased 6% to $382 million, due to an increase in revenues from the Company's venture with Sears, and from The Company Store, Improvements and Austad's catalogs, which more than offset a revenue reductions in the Domestications catalog. Overall demand for the Company's merchandise has remained strong although revenues have been negatively impacted overall by higher backorder levels, order cancellations and return rates due to tightened vendor credit and vendor production issues which affected the availability of merchandise. Revenues from the non-continuing non-apparel catalogs (Mature Wisdom, Tapestry and Hanover House) decreased during the thirty-nine week period ended September 28, 1996 by 61% to $20 million from $51 million for the same period in the prior year.

         Apparel continuing catalog revenues increased 3% to $98 million for the thirty-nine weeks ended September 28, 1996 from $95 million for the same period in the prior year, as increased circulation and higher average order size more than offset lower response rates. Revenues from the non-continuing Apparel catalogs (Essence By Mail, One 212 and Simply Tops) declined by $18 million to $2.0 million for the 1996 period from $20 million for the prior year period.

         Operating Costs and Expenses. Cost of sales and operating expenses increased to 68.5% of revenues for the thirty-nine week period ended September 28, 1996 from to 64.5% of revenues for the same period in the prior year. These costs have increased due to the sale of promotionally-priced merchandise. These increases are also attributable to inventory availability issues resulting from tightened vendor credit and vendor production quality issues.

         The write-down of inventory of discontinued catalogs totaled $1.1 million for the thirty-nine week period ending September 28, 1996 compared to a $4.3 million inventory write-down in the same period last year, when the Company decided to discontinue four under-performing catalogs. Their write-downs are as follows: One 212 $1.9 million, Simply Tops $1.2 million, Essence By Mail $.4 million, and Mature Wisdom $.8 million. In the 1996 period additional inventory write-downs for the discontinued Simply Tops ($.5 million) and One 212 ($.6 million) catalogs were recorded as the Company experienced significantly lower recovery rates on the liquidation of such inventory.

         The provision for facility closing was $.5 million in 1995, which reflected expenses incurred for relocation ($.3 million) and severance ($.2 million) costs related to the previously discussed facility closing. The $.3 million charge in 1996 is related to the relocation of one of the Company's distribution facilities.

         Selling expenses increased to 28.3% of revenues in the thirty-nine week period ended September 28, 1996 from 27.3% of revenues for the same period last year due to an overall decline in response rates caused primarily by merchandise availability. The total expense decreased $1.9 million to $142.3 million for the 1996 period due mainly to an 8% reduction in catalog circulation which was partially offset by a 12% increase in paper cost.

         General and administrative expenses were 9.6% of revenues for the thirty-nine week period ended September 28, 1996 compared to 9.2% for the same period last year. The total expense decreased $.3 million to $48.4 million for the 1996 period. This decrease is primarily attributable to the Company's cost reduction program which was partially offset by the costs associated with its management hiring and retention program.

         Depreciation and amortization increased to 1.9% of revenues in the thirty-nine week period ended September 28, 1996 from 1.2% for the same period last year. The total expense increased $3.3 million or 56% to $9.3 million for the 1996 period as a result of depreciation charges related to the Gump's retail store, the Roanoke distribution center and the Austad's acquisition. Goodwill and mailing list amortization also increased as a result of the Austad's acquisition.

         Income (Loss) from Operations. The Company recorded a loss from operations of $(43.3) million for the thirty-nine week period ended September 28, 1996, or (8.6%) of revenues, compared to a loss from operations of $(16.2) million for the same period in 1995, or (3.1%) of revenues.

         The Non-Apparel group's results of operations decreased $23.0 million to a loss of $(29.5) million for the thirty-nine week period ended September 28, 1996 from a loss of $(6.5) million for the same period in the prior year. The increased loss was primarily due to the previously discussed tightened vendor credit, higher telemarketing and higher fulfillment costs related to operating problems at the Roanoke fulfillment center. The non-continuing catalogs lost $(2.7) million in the first thirty-nine weeks of 1996 compared to a loss of $(5.0) million in the prior year period.

         The Apparel group's loss from operations decreased $7.3 million to a loss of $(5.4) million for the thirty-nine week period end September 28, 1996 from income of $1.9 million for the same period in the prior year. The increased losses are mainly a result of inventory write-downs associated with the increased sale of off-price merchandise and inventory availability issues related to the Company's vendor credit problems. The non-continuing catalogs lost $(1.2) million in the first thirty-nine weeks of 1996 compared to a loss of $(8.7) million in the prior year period.

         Interest Expense, Net. Interest expense, net increased to $6.4 million for the thirty-nine week period ended September 28, 1996 from $3.3 million for the same period in the prior year due to the Company's previously discussed higher cost of credit and increased working capital requirements.

         Income Taxes. In assessing the realizability of the $15 million net deferred tax asset, the Company has considered numerous factors, including its future operating plans and its recent history of operating results (including pre-tax income in 1994 as well as the losses incurred in 1995 and 1996). The Company believes that the $15 million net deferred tax asset represents a reasonable, conservative estimate of the future utilization of the tax NOLs. The Company will continue to evaluate the likelihood of future profit and the necessity of future adjustments to the deferred tax asset valuation allowance. The Company recorded a state tax provision of $.8 million in the thirty-nine week period ended September 28, 1996 and $.7 million for the same period in the prior year.

         Extraordinary Item. The Company incurred extraordinary losses related to the early extinguishment of debt of $1.1 million for the thirty-nine week period ended September 28, 1996 compared to $1.8 million for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         Working Capital. At September 28, 1996, the Company had $2.9 million in cash and cash equivalents, compared to $2.7 million at December 30, 1995. Working capital and the current ratio were $25.3 million and 1.19 to 1 at September 28, 1996 versus $28.8 million and 1.22 to 1 at December 30, 1995. The $49.0 million of cash used in operations in the first thirty-nine weeks of 1996, which was provided from additional borrowings under the Credit Facility, proceeds from the Rights Offering and funding from NAR, was primarily utilized to fund the operating losses incurred in the first thirty-nine weeks of 1996, repay outstanding indebtedness and to make certain infrastructure investments.

         As a result of the Company's continued operating losses, its financial condition has deteriorated, which caused vendor credit to tighten and also resulted in increased debt levels. Backorder levels increased throughout the year due to the lack of timely receipt of merchandise. Order cancellation rates increased and negatively affected initial fulfillment which resulted in an increase in split shipments and higher customer inquiry calls, all of which has contributed to the higher fulfillment and operational expenses in 1996. As a result of these factors, the Company decided that it was necessary to obtain an equity infusion. The Company's $50 million Rights Offering that closed on August 23, 1996 helped to restore the Company's equity base that had deteriorated due to the continued operating losses, reduce long-term debt and provided additional liquidity. The proceeds from the Rights Offering were used to repay the $25 million advance from NAR, the $14 million of 9.25% Senior Subordinated Notes held by an affiliate of NAR and approximately $9 million under the Credit Facility. The Company recorded an extraordinary expense related to the early extinguishment of debt related to the repayment of the 9.25% Notes, representing a write-off of the unamortized debt issuance costs of approximately $1.1 million.

         The Company's continued operating losses which were greater than originally anticipated have more than consumed the increased liquidity provided by the Rights Offering. The Company has embarked on a plan to reduce the introduction of slower moving untested products and continue focusing each of its catalogs on their core businesses. This plan is designed to tighten control over expenses at all levels, better manage inventories and reduce the fixed overhead infrastructure of the Company through the guidance of the new management team. The Company has begun to see the effects of its cost reduction program with cost savings in the telemarketing and catalog production areas. The previously discussed agreement in principle available to the Company should provide it with the temporary liquidity it needs to implement its new business plan. The Company's ability to maintain compliance with its borrowing arrangements during 1996 and beyond is dependent upon the improvement of its operating results and achievement of its operating plan of which there can be no more assurance.

         The Company experiences seasonality in its working capital requirements and fluctuations in the Credit Facility will occur usually within the first and fourth quarters of the year.

         Infrastructure Investments. The Company continued its management information systems upgrade in 1996. The new system was operational in ten catalogs at the end of 1995 and the Company expects to complete the roll-out of the system to the remaining catalogs by the first quarter of 1997. The Company has incurred higher MIS costs in 1996 due to the completion of the new system. As of September 28, 1996, the Company had incurred costs of approximately $18.1 million as part of this plan, including $3 million in 1996. Such costs included hardware and software costs aggregating $6.1 million, internal costs of $3.0 million and outside consulting of $9.0 million related to production of this new system that have been capitalized. The Company has made an additional investment in its Roanoke facility which has alleviated certain problems the facility was experiencing which the Company believes has prepared it to handle the anticipated increased demand of the holiday season. Overall, the Company's level of capital spending has been reduced in 1996 and has focused on these projects.

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

         Paper and Postage. The Company mails its catalogs and ships most of its merchandise through the United States Postal Service ("USPS"). On July 1, 1996, the USPS reclassification of postal rates became effective and the Company has begun to realize the favorable impact on its postage expense. Paper costs represented approximately 8% of revenues in 1995 and the first thirty-nine weeks of 1996. Since January 1996, paper prices have declined from their record levels in 1995. While this is a favorable development for the Company, there can be no assurance that these declines will continue or that prices will not increase later in the year.

CAUTIONARY STATEMENTS

The following statements constitute forward-looking statements which involve risks and uncertainties:

         This plan is designed to tighten control over expenses at all levels, better manage inventories and reduce the fixed overhead infrastructure of the Company through the guidance of the new management team;

         The previously discussed $30 million agreement in principle available to the Company should provide it with the temporary liquidity it needs to implement its new business plan. The Company anticipates that this increased liquidity will finally result in a return to more normalized vendor credit relations;

         The Company anticipates that this new arrangement will have an immediate positive impact on the financial results of the Company through the first half of the next fiscal year, at that point the Company believes the new strategic plan will be fully implemented;

         The Company's plan to correct the operational problems at the Roanoke fulfillment center was substantially completed by the end of the current period, reducing the magnitude of operational problems at this facility in the near future.

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

         a delay in the implementation of the actions to be taken by the Company to increase the efficiency of its operations; rapid increases and decreases in the volume of merchandise that passes through the Company's warehouse facilities;

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On or about July 8, 1996, a petition for certiorari was filed by plaintiffs with the US Supreme Court in Zucker v. Quasha. The Company filed a brief in opposition to the petition on August 13, 1996.

Item 5. Other Information

         In November 1995, the Company entered into the Credit Facility with Congress. The Credit Facility was amended in February 1996 to permit the reorganization of Austad. In addition, the Credit Facility was amended in April 1996 to permit the borrowing of an additional $4 million over the borrowing base formula until the closing of the Rights Offering, subject to the $75 million limit of the Credit Facility. In addition, the minimum working capital and net worth requirements contained in the Credit Facility and in the Indenture relating to the 9.25% Notes were reduced by $5 million to $21 million and $75 million, respectively, until the closing of the Rights Offering. In May 1996, the definitions of consolidated net worth and consolidated working capital were amended to take into account the $25 million advanced by NAR until its repayment with the proceeds of the Rights Offering. In September 1996, the definition of consolidated working capital was amended to take into account the $10 million advanced by IMR.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

11       Computation of Earnings (Loss) Per Share.

27       Financial Data Schedule (EDGAR filing only).

(b)Reports on Form 8-K - On April 17, 1996, the Company filed an Amendment No. 1 to its current report on Form 8-K dated May 25, 1995 attaching, pursuant to Item 7(a)(i) of such form, financial statements for The Austad Company reported on by Arthur Andersen LLP, together with a consent of such firm. On July 12, 1996, the Company filed an Amendment No. 2 to its current report on Form 8-K dated May 25, 1995 amending item 7(b) to reflect proforma adjustments to the condensed consolidated proforma statement of operations for the year ended December 31, 1994 for the acquisition by the Company of Leichtung Workshops and The Safety Zone .

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   HANOVER DIRECT, INC.
                                        Registrant




                                   By: /s/ Larry J. Svoboda
                                           -------------------------------------
                                           Larry J. Svoboda
                                           Senior Vice-President and Chief
                                           Financial Officer (on behalf of the
                                           Registrant and as principal financial
                                           officer)




November 12, 1996