Form 10-K
period 1996-12-28
HANOVER DIRECT INC
filed 1997-03-28
CIK 320333

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 28, 1996

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

                                                             Name of each
                                                               exchange
       Title of each class                                 which registered

Common Stock, $.66 2/3 Par Value                        American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ---

As of March 24, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $38,280,286 (based on the closing price of the Common Stock on the American Stock Exchange on March 24, 1997).

As of March 24, 1997, the registrant had 144,318,452 shares of Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A is incorporated into items 10, 11, 12 and 13 of Part III of this Form 10-K.

                                    P A R T I

ITEM 1. BUSINESS

GENERAL

         Hanover Direct, Inc. (the "Company") is a leading direct specialty retailer that markets, via a portfolio of branded specialty catalogs, home fashions, general merchandise, men's and women's apparel and gifts. In December 1996, the Company regrouped its catalog titles so that all significant decisions, including those regarding market positioning and strategy, merchandising, circulation levels, catalog design, inventory management and cash management, are made by six newly-created strategic business units -- Home Fashions- Mid-Market, Home Fashions-Upscale, General Merchandise, Women's Apparel, Men's Apparel and Gifts -- consisting of one or more catalog operations. All of these business units will continue to utilize the Company's central purchasing, telemarketing, fulfillment, distribution and administrative functions.

         The Company's home fashions-mid-market strategic business unit includes Domestications(R), a leading specialty home textile catalog. The home fashions-upscale group includes The Company Store(R), an upscale direct marketer of down comforters and other down and related products for the home, and Kitchen & Home(R), an upscale kitchen and home product catalog. The general merchandise group includes Improvements(R), a do-it-yourself home improvements catalog, The Safety Zone(R), a direct marketer of safety, prevention and protection products, and Colonial Garden Kitchens(R), featuring work saving and lifestyle enhancing items for the kitchen and home. The women's apparel group includes Silhouettes(R), featuring everyday, workout, special occasion and career fashions for larger sized women, and Tweeds(R), the European inspired women's fashion catalog. The men's apparel group includes International Male(R), offering unique men's fashions with an international flair, Austad's(R), a direct marketer of golf equipment, apparel and accessories (the remaining interest which the Company did not own was acquired in February 1996 in an asset exchange), and Undergear(R), a leader in activewear, workout wear and fashion underwear for men. The gifts group includes Gump's By Mail(R), a leading upscale catalog of luxury gifts, and Gump's, a leading retail store based in San Francisco.

         The Company reviews its portfolio of catalogs as well as new opportunities to acquire or develop catalogs from time to time. In 1995, the Company discontinued six catalogs, One 212(R), Simply Tops(R), Essence By Mail(R), Hanover House(R), Mature Wisdom(R), and Tapestry(R). No catalogs were discontinued during the 1996 fiscal year. The Company is developing a new version of the Hanover House(R) catalog which will be test mailed in the second quarter of 1997.

         During 1996, the Company mailed approximately 332.0 million catalogs. The Company maintains a proprietary customer list currently containing approximately 14 million names of customers (down from 18 million names in 1995 and 19 million names in 1994) who have made purchases from at least one of the Company's catalogs within the past 36 months. Over 6 million of the names on the list represent customers who have made purchases from at least one of the Company's catalogs within the last 12 months (down from approximately 7 million names in each of 1995 and 1994).

         During 1996, the Company, in connection with its venture with Sears, Roebuck and Co. ("Sears"), mailed several versions of its catalogs to the more than 20 million mail order and credit card customers of Sears. Sears exercised its right to terminate the venture in December 1996, but the Company and Sears each retain the right to mail catalogs to customers of the venture.

         In December 1996, the Company announced a plan to reduce its annual operating costs on continuing catalogs by approximately $50 million starting January 1, 1997. Under the plan, the Company's fixed overhead would be reduced by approximately $16 million, its marketing expenditures would be reduced by approximately $21 million and other operating costs would be reduced by approximately $13 million. The fixed overhead reductions would result primarily from the shutdown of excess telemarketing capacity in the Company's Roanoke, Virginia facility. The Company also announced a reduction in permanent positions of approximately 550. The marketing expenditures reduction is primarily driven by elimination of unprofitable circulation and improved customer retention and target segmentation, but does not contemplate the discontinuance of any of the current core catalogs. Because of lower prepaid catalog costs and inventory purchases, working capital requirements are anticipated to be reduced by approximately $16 million. In December 1996, the Company formulated a plan to further reduce costs by consolidating its apparel distribution facility in Roanoke, Virginia and its warehouse operations in Hanover, Pennsylvania with and into its home fashions distribution center in Roanoke, Virginia.

         The Company is incorporated in Delaware with its principal executive office at 1500 Harbor Boulevard, Weehawken, New Jersey 07087. The Company's telephone number is (201) 863-7300. NAR Group Limited, a British Virgin Islands corporation (together with its affiliates, "NAR"), owns approximately 55.7% of the Company's common stock on a fully diluted basis. NAR, a private investment holding company, is a joint venture between the family of Alan G. Quasha, a Director and the Chairman of the Board of the Company, and Compagnie Financiere Richemont, A.G., a Swiss public company engaged in luxury goods, tobacco and other business ("Richemont"). The Company is a successor in interest to The Horn & Hardart Company, a restaurant company founded in 1911, and Hanover House Industries, Inc., founded in 1934.

1997 RIGHTS OFFERING

         On March 26, 1997, the Company announced that it entered into a Standby Purchase Agreement with an affiliate of Richemont under which such affiliate agreed to purchase all unsubscribed shares pursuant to a $50 million Rights Offering to be conducted by the

Company as soon as practicable following regulatory clearance. In connection with such offering, NAR has agreed to apply $10 million of the Company's indebtedness held by it to acquire $10 million of the Company's Common Stock pursuant to such Rights Offering. NAR has not indicated whether it will exercise Rights to be distributed to it to acquire additional shares. See "Financing -- Future Financing."

The Company's Catalogs

         Each of the Company's specialty catalogs targets distinct market segments offering a focused assortment of merchandise designed to meet the needs and preferences of its target customers. Through market research and ongoing testing of new products and concepts, each strategic business unit determines each catalog's own merchandise strategy, including the appropriate price points, mailing plans and presentation of its products. The Company is continuing its development of exclusive or private label products for a number of its catalogs, including Domestications, Tweeds, Austad's and The Company Store, to further enhance the brand identity of the catalogs.

         The Company's specialty catalogs typically range in size from 32 to 96 pages with four to twelve new editions per year depending on the seasonality and fashion content of the products offered. Each edition may be mailed several times each season with variations in format and content. Each catalog employs the services of an outside creative agency or has its own creative staff which is responsible for the design, layout, copy, feel and theme of the book. Generally, the initial sourcing of new merchandise for a catalog begins two to six months before the catalog is mailed.

         In December 1996, the Company's operations were divided into six strategic business units -- Home Fashions-Mid-Market, Home Fashions-Upscale, General Merchandise, Women's Apparel, Men's Apparel and Gifts -- so that all significant decisions, including those regarding market positioning and strategy, merchandising, circulation levels, catalog design, inventory management and cash management, could be made by the newly-created units in order to create efficiency and bottom-line accountability. Revenues and the percent of total revenues for 1996 and 1995 for each business unit are set forth below; all revenues are net of returns:

                                        1996                            1995
                           1996      Percent of          1995        Percent of
                         Revenues   Total Revenues     Revenues    Total Revenues
                         --------   --------------     --------    --------------
                                            (in thousands)
Home Fashions -
  Mid-Market              $202.2        28.9%            $223.7        29.8%
  Upscale                   97.2        13.9               81.8        10.9
General Merchandise         79.3        11.3               73.5         9.8
Women's Apparel             82.7        11.8               76.7        10.2
Men's Apparel               78.4        11.2               77.9        10.4
Gifts                       57.7         8.2               50.7         6.8
                          ------       -----             ------       -----
Total Continuing           597.5        85.3              584.3        77.9
Discontinued               102.8        14.7              165.5        22.1
                          ------       -----             ------       -----
Total Company             $700.3       100.0%            $749.8       100.0%
                          ======       =====             ======       =====

         As a result of the Company's plan to reduce annual operating costs, revenues from continuing catalogs are expected to stay flat in 1997. Total revenues are expected to decline by 14% in 1997, primarily due to the loss of revenues from catalogs discontinued in fiscal 1995 and 1996.

         The following is a description of the Company's core catalogs in each of the Company's six strategic business units:

         Home Fashions - Mid-Market

         Domestications is a leading specialty home textile catalog and a fashion decorating source book for today's value-oriented and style-conscious consumer. Domestications features sheets, towels, comforters, tablecloths, draperies and other items for the home, and offers coordinated decorating ideas for the home at value prices. During 1996, Domestications was also mailed to Sears customers under the name Show Place.

         Home Fashions-Upscale

         The Company Store is an upscale direct marketer of down comforters and other down and related products for the home. The Company Store also features designer brand name sheets, towels and other bedding accessories.

         Kitchen & Home features upscale kitchen and home products.

         General Merchandise

         Improvements is a leading do-it-yourself home improvement catalog featuring home improvement accessories. During 1996, Improvements was also mailed to Sears customers under the name Sears Improvements.

         The Safety Zone is a direct marketer of safety, protection and prevention products.

         Colonial Garden Kitchens features work saving and lifestyle enhancing items for the kitchen and home. During 1996, Colonial Garden Kitchens was also mailed to Sears customers under the name Great Kitchens.

         The Company is developing a new version of the Hanover House(R) catalog which will be test mailed in the second quarter of 1997.

         Women's Apparel

         Silhouettes is a women's fashion catalog featuring everyday, workout, special occasion and career fashions for larger sized women.

         Tweeds is a European inspired women's fashion catalog featuring relaxed, cosmopolitan fashions uniquely designed by its in-house staff.

         Men's Apparel

         International Male is an authority for unique men's fashion with an international flair.

         Undergear is a leader in activewear, workout wear and fashion underwear for men.

         Austad's, the remaining interest in which was acquired in February 1996, is a direct marketer of golf equipment and related apparel and accessories.

         Gifts

         Gump's By Mail is a leading upscale catalog marketer of luxury gifts, specialized housewares and other unique items.

         Gump's is the well-known San Francisco retailer.

SEARS

         In January 1994, the Company entered into a licensing agreement with the direct marketing subsidiary of Sears to produce specialty catalogs for the more than 20 million mail order and credit card customers of Sears. The catalogs mailed under the program were based on existing Company catalogs and contained a title page with the Sears name and logo. The specialty catalogs included: Show Place, based on the Domestications catalog, Great Kitchens, based on the Colonial Garden Kitchens catalog, and Sears Improvements, based on the Improvements catalog. The Sears Agreement had an initial three-year term with automatic renewals thereafter unless commencing December 31, 1996 either party gave at least 12 months prior written notice that the agreement would terminate at the end of the initial term or any extended term. The Company was obligated to meet various operational performance standards under the Sears Agreement. If the Company was unable to meet these standards (after written notice and a 30-day cure period), Sears would be entitled to terminate the Sears Agreement. The Company was also entitled to terminate the Sears Agreement in certain circumstances, including if Sears failed to comply with any material provision of the Sears Agreement. Sears exercised its right to terminate the venture in December 1996, since the Company was not meeting certain of the operational standards, namely the order fulfillment and reporting standards. The last catalogs were mailed in the first quarter of 1997. The Company estimates that the termination of the venture will not have a material impact on the Company's earnings for 1997.

MARKETING AND DATABASE MANAGEMENT

         The Company maintains a proprietary customer list currently containing approximately 14 million names of customers (down from 18 million names in 1995 and 19 million names in 1994) who have purchased from one of the Company's catalogs within the past 36 months. The list contains name, gender, residence and historical transaction data. This database is selectively enhanced with demographic, socioeconomic, lifestyle and purchase behavior overlays from other sources.

         The Company utilizes proprietary modeling and sophisticated segmentation analysis, on a catalog by catalog basis, to devise catalog marketing and circulation strategies that are intended to maximize customer contribution by catalog. This analysis is the basis for the Company's determination of which of the Company's catalogs will be mailed and how frequently to a particular customer, as well as the promotional incentive content of the catalog(s) such customer receives. As part of its plan to reduce annual operating costs, the Company intends to reduce catalog circulation and improve customer retention and target segmentation.

         The primary source of new customers for the Company's catalogs is lists rented from other mailers and compilers. Prior to mailing these non-proprietary lists, the lists are edited using statistical segmentation tools to enhance their probable performance. Other sources of new customers include space advertisements and promotional inserts in outbound merchandise packages.

TELEMARKETING

         The Company receives approximately 80% of its orders through its toll-free telephone service which offers customer access seven days per week, 24 hours per day. The Company has created a telephone network to link its two primary telemarketing facilities in Hanover, Pennsylvania and LaCrosse, Wisconsin. The Company's telemarketing facilities utilize state- of-the-art telephone switching equipment which enables the Company to route calls between telemarketing centers and thus provide prompt customer service. A satellite telemarketing center is also located in San Diego, California. The Company handled approximately 7 million telephone order calls in 1996. As part of its December 1996 plan to reduce operating costs, the Company shut down its telemarketing capacity in its Roanoke, Virginia facility in February 1997. In the first quarter of 1997, the Company entered into a call center services agreement with MCI Communications Corp. See "Purchasing."

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

DISTRIBUTION

         The Company presently operates four distribution centers in three principal locations: two in Roanoke, Virginia for home fashions and apparel, one in Hanover, Pennsylvania for general merchandise including giftware and other hardgoods, and one in LaCrosse, Wisconsin for home fashions. The Company's facilities processed approximately 12.7 million packages in 1996. The Company's plan to maximize efficiencies in merchandise handling and distribution by consolidating its warehouse and fulfillment centers continued in 1996. The relocation of Austad's fulfillment operations from Sioux Falls, South Dakota to other Company facilities was completed by mid-July 1996. The Company incurred operating inefficiencies in the new facilities and operating expenses related to maintaining duplicate facilities in 1995 which continued in 1996.

         As part of its plan to reduce annual operating costs, the Company intends to consolidate its Roanoke, VA and its Hanover, PA fulfillment operations into its home fashions distribution center in Roanoke, VA. These moves are expected to be completed in the second half of 1997. However, there is no assurance that the Company will be able to complete such moves on a timely basis, or that it will be executed without disruption to the business of one or more of the Company's catalogs.

         The Company mails it catalogs through the United States Postal Service ("USPS") utilizing pre-sort, bulk mail and other discounts. Most of the Company's packages are shipped through the USPS. Overall, catalog mailing and package shipping costs approximated 18% of the Company's net revenues in 1996. The Company obtains rate discounts from the USPS by automatically weighing each parcel and sorting and trucking packages to a number of USPS drop points throughout the country. Some packages are shipped using a consolidator for less frequently used drop points. On July 1, 1996, the USPS reclassification of postal rates became effective. The Company also utilizes the United Parcel Service, Federal Express and other delivery services.

PURCHASING

         The Company's large sales volume permits it to achieve a variety of purchasing efficiencies, including the ability to obtain prices and terms that are more favorable than those available to smaller companies or than would be available to the Company's individual catalogs were they to operate as independent companies. Major goods and services used by the Company are purchased or leased from selected suppliers by its central buying staff. These goods and services include: paper, catalog printing and printing related services such as order forms and color separations, communication systems including telephone time and switching devices, packaging materials, expedited delivery services, computers and associated network software and hardware.

         The Company's telephone telemarketing costs (both inbound and outbound calls) are typically contracted for a three-year period. In the first quarter of 1997, the Company entered into a three-year call center services agreement with MCI Communications Corp. under which it will obtain a material reduction in the rate which it has been paying pursuant to the telecommunications contract now in effect and savings with respect to certain database services to be provided to it, which savings are expected to aggregate approximately $3 million over the term of the contract. In that connection, the Company agreed to guarantee certain levels of call volume with certain exceptions. See "Telemarketing".

         The Company generally enters into annual arrangements for paper and printing with a limited number of suppliers. These arrangements permit periodic price increases or decreases based on prevailing market conditions, changes in supplier costs and continuous productivity improvements. For 1996, paper costs approximated 8% of the Company's net revenues. The Company anticipates that paper prices will increase modestly in the second half of 1997.

MANAGEMENT INFORMATION SYSTEMS

         The Company is continuing to upgrade its management information systems by implementing new integrated software and migrating from a centralized mainframe to mid-range-mini-computers. The migration of the Company's business applications to mid-range mini-computers is an important part of the Company's overall systems plan which defines the mid and long-term systems and computing strategy for the Company. The Company is continuing to modify and install, on a catalog by catalog basis, these new integrated systems for use in managing all phases of the Company's operations. These systems have been designed to meet the Company's requirements as a high volume publisher of multiple catalogs.

         The new software system is an on-line, real-time system which includes order processing, fulfillment, inventory management, list management and reporting. The software, where implemented, provides the Company with a flexible system that offers data manipulation and in-depth reporting capabilities. The new management information systems are designed to permit the Company to achieve substantial improvements in the way its financial, merchandising, inventory, telemarketing, fulfillment and accounting functions are performed. Until the new system is installed Company-wide, the Company will not achieve the full benefits of the new system. Two catalogs were brought on-line in 1994. The Company brought eight additional catalogs on-line in 1995, and one in 1996. The balance of its catalogs are scheduled to be brought on-line in 1997. As of December 28, 1996, the Company invested approximately $17.9 million of capitalized costs in such systems and anticipates capital expenditures of approximately $1 million to complete the conversion.

CREDIT MANAGEMENT

         Several of the Company's catalogs, including Domestications, International Male and Gump's, offer their own credit cards. The Company also offers, for use with almost all catalogs, the use of the Hanover Shop At Home credit card. The Company has a five year $75 million credit facility with General Electric Credit Corporation ("GECC") expiring in the year 2000, which provides for the sale and servicing of accounts receivable originating from the Company's revolving credit cards. GECC's servicing responsibilities include credit processing, collections, billing/payment processing, reporting and credit card issuance. The Company is required to maintain certain financial covenants related to this agreement which the Company failed to maintain, but has received a waiver for the event of default at December 28, 1996.

INVENTORY MANAGEMENT

         Although the Company's inventory management strategy is designed to maintain inventory levels that provide optimum in-stock positions while maximizing inventory turnover rates and minimizing the amount of unsold merchandise at the end of each season, the Company's inventory levels at the end of 1996 were in excess of planned amounts. The Company has initiated additional procedures to reduce its inventory position. The Company manages inventory levels by monitoring sales and fashion trends, making purchasing adjustments as necessary and by promotional sales. Additionally, the Company sells excess inventory in its special sale catalogs, its outlet stores and to jobbers. Due in part to the transition to new management information systems, the Company is currently operating with different systems which increases the difficulty of optimizing inventory levels.

         The Company acquires products for resale in its catalogs from numerous domestic and foreign vendors. No single source supplied more than 5% of the Company's products in 1996. The Company's vendors are selected based on their ability to reliably meet the

Company's production and quality requirements, as well as their financial strength and willingness to meet the Company's needs on an ongoing basis.

RECENT ACQUISITIONS

         Austad's. In May 1995, the Company acquired 67.5% of the outstanding common stock of Austad Holdings, Inc. ("AHI"), which owned The Austad Company ("TAC"), the publisher of the Austad's catalog featuring golf equipment, apparel and gifts. In February 1996, David Austad and certain family members surrendered to AHI their AHI shares, amounting to 32.5% of the outstanding shares, and paid approximately $1.1 million in exchange for all the outstanding shares of AGS, Inc. ("AGS"), a South Dakota corporation newly formed by TAC to hold the existing retail assets and liabilities of TAC. As a result of the reorganization, AHI became a wholly owned subsidiary of the Company. AGS will operate the four existing retail stores acquired from TAC, located in Illinois, Minnesota and South Dakota, as Austad's stores under license from AHI. The customer service and fulfillment operations of TAC were transferred to other Company facilities in the first quarter of 1996 and the Company sold the TAC warehouse and distribution facility in July 1996 for $2.1 million, which approximated its book value. The net proceeds were used to pay the outstanding mortgage on the property. In connection with the purchase of TAC, goodwill of $4.5 million and mailing lists of $1.2 million were acquired. In December 1996, the Company wrote off these assets.

FINANCING

         Credit Facility. In November 1995, the Company entered into a $75 million secured credit facility (the "Credit Facility") with Congress Financial Corporation ("Congress") consisting of a three-year revolving line of credit of up to $65 million and two two-year term loans aggregating $10 million. The revolving facility carries an interest rate of 1.25% above prime and the term loan carries an interest rate of 1.5% above prime. The Credit Facility is secured by all assets of the Company. At December 28, 1996, the Company had approximately $18.2 million of outstanding borrowings under the revolving credit facility (including documentary and standby letters of credit) and approximately $8.9 million outstanding under the term loans, which are due in November 1997. Remaining availability under the Congress facility was $26.0 million at December 28, 1996. In April 1996, Congress provided the Company with an additional $4 million over the borrowing base formula up to the maximum $75 million limit of the Credit Facility until the closing of the distribution of transferable subscription rights (the "Rights") to subscribe for and purchase additional shares of Common Stock and the sale of shares of Common Stock upon the exercise of the Rights or pursuant to the Standby Purchase Agreement executed on and dated as of July 18, 1996 between the Company and NAR (the "Standby Purchase Agreement"). This distribution and sale of Common Stock is referred to herein as the "Rights Offering." Under the Credit Facility, the Company was required to comply with certain restrictive debt covenants including maintaining minimum net worth of $80 million and working capital of $26 million as of December 30, 1995. In April 1996, these restrictive debt covenants were revised to $75 million and $21 million, respectively, in an amendment to the Credit Facility and, upon the closing of the Rights

Offering, returned to their previous levels. In December 1996, the minimum net worth covenant was lowered to $70 million and Congress also agreed to address the 1997 net worth covenant level after a review of the Company's business plan. Congress also began lowering the advance rate for inventories in November 1996 and continued to reduce it monthly until a new appraisal was completed in March 1997. The current advance rate for inventories is 52%. On March 26, 1997, the Company reached an agreement in principle with Congress under which Congress would waive certain defaults and amend the Credit Facility to (a) reduce the aggregate amount of required net worth and working capital to be maintained by the Company and (b) amend the covenant relating to material adverse changes so that measurement thereunder will commence from December 28, 1996.

         In September 1996, Intercontinental Mining & Resources Incorporated, an affiliate of NAR ("IMR"), loaned the Company $10 million as evidenced by a subordinated promissory note in the amount of $10 million (the "NAR Promissory Note"). Such loan bears interest at prime plus 1 1/2%, was due on November 14, 1996 and, if it is not repaid before May 15, 1997, is convertible at the option of NAR into shares of Common Stock at the lower of the fair market value thereof on the date of execution or the then current fair market value thereof. The NAR Promissory Note is subordinate to the Credit Facility and excluded from the working capital covenant calculation. NAR has agreed to apply this $10 million note to acquire $10 million of the Company's Common Stock (see Future Financing).

         On December 19, 1996, the Company finalized its agreement (the "Reimbursement Agreement") with Richemont Finance S.A., an affiliate of Richemont, together with the family of Alan G. Quasha, Chairman of the Board of the Company, jointly own NAR, that provided the Company with up to approximately $28 million of letters of credit which were issued under the Credit Facility. The letters of credit will expire on February 18, 1998 and carry an interest rate of 3.5% above the prime rate, currently 11.75%, payable to Richemont quarterly on amounts drawn under the letters of credit. The Company has agreed to pay a facility fee equal to 5% of the principal amount of the letters of credit as well as all other fees incurred in connection with providing the facility. In the event that the Company has not paid in full, by the expiration date, any outstanding balances under the letters of credit, Richemont shall have the option, exercisable at any time prior to payment in full of all amounts outstanding under the letters of credit to convert such amount into Common Stock of the Company at the mean of the bid and ask prices of the Company's Common Stock on November 8, 1996, or the mean of the bid and ask prices of the Company's Common Stock on each of the thirty days immediately prior to the date of exercise of the conversion privilege. The Reimbursement Agreement is subordinate to the Credit Facility. On December 5, 1996, Richemont advanced the Company $10 million against the anticipated $28 million line of credit. The Company repaid the $10 million loan after the letter of credit agreement was in place on December 19, 1996.

         Rights Offering. The Company commenced a $50 million rights offering (the "Rights Offering") on July 19, 1996. Holders of record of the Company's Common Stock, 6% Series A Convertible Additional Preferred Stock and Series B Convertible Additional

Preferred Stock as of July 18, 1996, the record date, were eligible to participate in the Rights Offering. The Rights were exercisable at a price of $1.03 per share. Shareholders received .51 Rights for each share of Common Stock held, 3.72 rights for each share of Series A Convertible Additional Preferred Stock held and .77 rights for each share of Series B Convertible Additional Preferred Stock held as of the record date. The Rights Offering closed on August 23, 1996.

         Due to the Company's continued operating losses, the Company requested that NAR advance up to $25 million against all the Rights distributed to it and/or its commitment to purchase all of the unsubscribed shares. In May 1996, NAR advanced the Company $25 million under a promissory note. Under the provisions of such promissory note, the Company repaid NAR the $25 million advance plus accrued interest upon the closing of the Rights Offering.

         The Company issued 48,748,785 shares as a result of the Rights Offering which generated proceeds of approximately $48 million, net of expenses. NAR received Rights entitling it to purchase 24,015,964 shares in the Rights Offering and exercised such Rights. In addition, the Company and NAR entered into a Standby Purchase Agreement, pursuant to which NAR purchased 6,898,866 shares not subscribed by shareholders and received approximately $.5 million as a fee. The proceeds of the Rights Offering were used by the Company: (i) to repay the $14 million principal amount of 9.25% Senior Subordinated Notes ("9.25% Notes") due on August 1, 1998 held by an affiliate of NAR plus accrued interest, (ii) to repay the $25 million principal amount advanced under the promissory note plus accrued interest and (iii) to repay approximately $9 million under the credit facility with Congress. The Company recorded an extraordinary expense related to the early extinguishment of the 9.25% Notes, representing a write-off of the unamortized debt issuance costs of approximately $1.1 million.

         Future Financing. The Company has announced that it intends to distribute transferable subscription rights to subscribe for and purchase additional shares of Common Stock to the holders of record of the Company's Common Stock and Series B Convertible Additional Preferred Stock (the "1997 Rights Offering") as soon as it has filed with and has declared effective by the SEC a registration statement with respect thereto. The Rights will be exercisable at a price of $.90 per share. NAR has agreed to subscribe for and purchase shares of Common Stock having a value of at least $10 million and to pay for such shares by the surrender of the NAR Promissory Note in the principal amount of $10 million held by its affiliate. Richemont has agreed to purchase all shares of Common Stock which have not been subscribed for and purchased by shareholders in the 1997 Rights Offering. Richemont has agreed to advance up to $30 million against its commitment to purchase all of the unsubscribed shares. In connection with the agreement the Company named two Richemont representatives, Messrs. Jan du Plessis and Howard Tanner, to its Board of Directors (the "Board") and Executive Committee, and will nominate a third Richemont representative to the Board at the next annual meeting. The new Board members fill positions vacated by the recent resignations of Geraldine Stutz and Jeffery R. Laikind. In addition, Mr. du Plessis has been named to the Audit Committee of the Board.

EMPLOYEES

         The Company currently employs approximately 2,800 persons on a full time basis and approximately 900 persons on a part time basis. In December 1996, the Company announced a plan to reduce annual operating costs which included a plan to reduce permanent positions by approximately 550. Approximately 160 employees at one of the Company's subsidiaries are represented by a union. The Company believes its relations with its employees are good.

SEASONALITY

         The Company has experienced substantially increased sales in the fourth quarter of each year as compared to the first three quarters, due in part to the Company mailing more catalogs in the second part of the year and decreasing apparel sales as a percentage of total sales.

COMPETITION

         The Company believes that the principle basis upon which it competes are quality, value, service, product offerings, catalog design, convenience and efficiency. The Company's catalogs compete with other mail order catalogs, both specialty and general, and retail stores, including department stores, specialty stores and discount stores. Competitors also exist in each of the Company's catalog specialty areas of women's apparel, home fashions, general merchandise, men's apparel and gifts. A number of the Company's competitors have substantially greater financial, distribution and marketing resources than the Company.

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

ITEM 2. PROPERTIES

         The Company's corporate headquarters are located in a modern 85,000-square-foot facility in Weehawken, New Jersey. The facility houses merchandising and marketing personnel, catalog production personnel and corporate and administrative officers. The Weehawken facility is leased for a 15-year term expiring in 2005. The Company intends to vacate these premises in 1997 as part of its plan to further reduce costs. The Company operates four warehouses and fulfillment facilities in three principal locations: two in Roanoke, Virginia for home fashions and apparel, one in Hanover, Pennsylvania for general merchandise, including giftware and other hardgoods, and one in LaCrosse, Wisconsin for upscale home fashions.

         In Roanoke, the Company owns a newly completed 530,000 square-foot home fashions distribution center. The facility became operational in the second half of 1995 and handles all of Domestications' fulfillment processing. Also in Roanoke, the Company leases a 175,000 square-foot apparel distribution center from a partnership in which it owns a 50% interest. As part of the Company's plan to further reduce costs, the Company intends to consolidate the apparel distribution facility in Roanoke, Virginia and the Hanover, PA distribution facility with and into the home fashions distribution center in Roanoke, Virginia in the third quarter of 1997. See "Distribution."

         In Hanover, the Company owns a distribution center of approximately 265,000 square feet and leases a telemarketing and administrative office facility of 123,000 square feet and a warehouse facility of 433,000 square feet. Renewal terms on the telemarketing center extend through 2009. The warehouse lease expires in May 1997 with two short-term renewal periods.

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

         The Company's principle retail operations consist of the Gump's retail store, which occupies approximately 30,000 square feet in a building in downtown San Francisco, California. The Gump's facility, which is leased pursuant to a 15-year lease, also includes approximately 15,000 square feet of administrative offices. The Company also operates and leases 9 other retail and outlet stores at various locations.

         The Company leases premises in Edgewater, New Jersey and owns a building subject to a lease in Cleveland, Ohio. The Company is actively seeking to sell its interest in the Cleveland facility. The Company has sublet a portion of the Edgewater facility and is actively seeking to sub-lease the remainder.

                                                                             APPROXIMATE
LOCATION(a)                                STATUS                            SQUARE FOOTAGE
-----------                                ------                            --------------
Warehouse and Fulfillment
Centers:
Roanoke, VA                                Owned                             530,000
Roanoke, VA                                Leased                            175,000
Hanover, PA                                Leased                            433,000
Hanover, PA                                Leased/Owned(c)                   265,000
LaCrosse, WI                               Leased                            185,000

Corporate and
Administrative Offices:
Weehawken, NJ                              Leased                            85,000
San Diego, CA                              Leased                            30,000(b)
San Francisco, CA                          Leased                            15,000(c)
Beachwood, OH                              Leased                            7,740

Telemarketing and
Customer Service:
Hanover, PA                                Leased                            123,000
LaCrosse, WI                               Owned                             58,000
San Diego, CA                              Leased                            30,000(b)

Retail Stores:
San Francisco, CA                          Leased                            30,000(c)
San Diego, CA                              Leased                            3,800
West Hollywood, CA                         Leased                            3,600
Tysons Corner, VA                          Leased                            1,700
Mayfield Heights, OH                       Leased                            3,750
Hanover, PA                                Leased                            24,000
Kenosha, WI                                Leased                            4,708
LaCrosse, WI                               Leased                            13,326
Madison, WI                                Leased                            5,206
Oshkosh, WI                                Leased                            2,000

Manufacturing and
Assembly:
LaCrosse, WI                               Owned                             150,000

(a) Does not include the Sioux Falls, South Dakota (closed 1996), Cleveland, Ohio (closed 1995) or Edgewater, New Jersey (closed 1995), in conjunction with the consolidation of the Company's warehouse facilities.

(b) Telemarketing and corporate/administrative functions are all located and performed at the one facility. Square footage stated represents the entire facility.

(c) Retail and office space are all located at the one facility. Square footage stated represents allocations to corporate/administrative and retail and retail storage space.


ITEM 3. LEGAL PROCEEDINGS

         The Company is involved in various routine lawsuits of a nature which are deemed customary and incidental to its businesses. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on the Company's financial position or results of operations.

         On or about September 2, 1994, a complaint was filed in the United States District Court for the District of New Jersey by Veronica Zucker, an individual who allegedly purchased shares of Common Stock of the Company in the public offering completed on April 7, 1994, against the Company, all of its directors, certain of its officers, Sun Life Insurance Company of America, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Alex. Brown & Sons, Incorporated. The complaint, which was purportedly filed on behalf of a class of all persons who purchased the Common Stock of the Company in the public offering or thereafter through and including August 14, 1994, sought to recover monetary damages the class had allegedly suffered as a result of certain alleged false and materially misleading statements contained in the Company's public offering prospectus dated March 30, 1994. In lieu of an answer, defendants filed a motion to dismiss the complaint in its entirety for failure to state a claim upon which relief could be granted. On May 23, 1995, the United States District Court for the District of New Jersey dismissed the plaintiff's claim, with prejudice, for failure to state a claim upon which relief could be granted. On June 22, 1995, plaintiff filed a notice of appeal of the May 23, 1995 decision to the United States Court of Appeals for the Third Circuit. On March 26, 1996, the Court of Appeals rendered its decision affirming the District Court's decision. On or about July 8, 1996, a petition for certiorari was filed by plaintiff with the United States Supreme Court. The Company filed a brief in opposition to the petition on August 13, 1996. On October 7, 1996, the United States Supreme Court denied the plaintiff's petition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Board of Directors of the Company and NAR Group Limited, the holder of 54.3% of the Company's Common Stock, approved on September 26, 1996, pursuant to Sections 242 and 228 of the Delaware Business Corporation Law, an amendment to the Company's Certificate of Incorporation increasing the number of shares of Common Stock which the Company shall have authority to issue from 150,000,000 to 225,000,000 shares. This action became effective upon the filing of a Certificate of Amendment to the Certificate of Incorporation on October 31, 1996. The increase in authorized shares was necessary to provide enough shares of Common Stock for issuance pursuant to options and warrants previously granted by the Company to directors and officers, including options to purchase an aggregate of 7,530,000 shares granted by the Company on August 23, 1996 to the Company's President and Chief Executive Officer, Rakesh K. Kaul. The additional shares of Common Stock not used for such purpose, together with the shares of Common Stock held in treasury, are available for general corporate purposes, as determined by the Board of Directors, without (except as otherwise required by law) further authority from shareholders.

         As of September 26, 1996, the record date for the action (the "Record Date"), there were 143,044,492 shares of Common Stock and 634,900 shares of Series B Convertible Additional Preferred Stock, par value $.01 and stated value $10.00 per share (the "Series B Preferred Stock"), outstanding. The approval of the holders of a majority of the outstanding shares of Common Stock and Series B Preferred Stock, voting together as a single class, was necessary to adopt the amendment to the Certificate of Incorporation. Each outstanding share of Common Stock was entitled to one vote on the proposal to adopt the amendment and each outstanding share of Series B Preferred Stock was entitled to 1.5 votes on the amendment. NAR, as the holder of 78,004,954 shares of Common Stock, or 54.3% of the voting power of the Common Stock and the Series B Preferred Stock voting together as a class, therefore, had the requisite power to approve the amendment by written consent. Such consent was executed and delivered on September 26, 1996. Under Delaware law, shareholders who did not consent to the amendment did not have appraisal rights with respect to the shares held by them.

                                   P A R T II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock is traded on the American Stock Exchange (Symbol:
HNV). The following table sets forth, for the periods shown, the high and low sale prices of the Common Stock reported on the American Stock Exchange Composite Tape.

1995                                HIGH           LOW
----                              --------       --------

         First Quarter            $3 5/8         $2 1/2
         Second Quarter            3 1/16         2 5/16
         Third Quarter             2 13/16        1 15/16
         Fourth Quarter            2 1/16         1 1/2

1996
         First Quarter              1 3/4         1 1/8
         Second Quarter             2             1 1/8
         Third Quarter              1 5/8           7/8
         Fourth Quarter             1               5/8


         The Company is restricted from paying dividends on its Common Stock or from acquiring its capital stock by certain debt covenants contained in agreements to which the Company is a party.

         As of March 24, 1997, there were approximately 4,600 holders of record of Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data for each of the years indicated:

                                                1992               1993            1994               1995                1996
                                                ----               ----            ----               ----                ----
                                                                 (in thousands, except share and per share data)
Income Statement Data:
Revenues                                   $   586,562        $   642,511     $   768,884        $   749,767        $     700,314
Depreciation and amortization                    2,681              3,279           6,157              9,020               12,192
Operating (loss) income                         14,402             19,076          15,975            (22,619)             (94,497)
Interest expense, net                           13,135              2,757           2,813              4,531                8,398
Income (loss) before extraordinary
  items and cumulative effect of
  accounting change for income taxes             1,048             17,337          14,838            (28,153)            (103,895)
Extraordinary items                              9,201                 --              --             (1,837)              (1,134)
Cumulative effect of accounting
change for income taxes                         10,000                 --              --                 --                   --
                                           -----------        -----------     -----------        -----------        -------------
Net income (loss)                               20,249             17,337          14,838            (29,990)            (105,029)
Preferred stock dividends                       (3,197)            (4,093)           (135)              (240)                (225)
                                           -----------        -----------     -----------        -----------        -------------
Net income (loss) applicable to
  common stockholders                      $    17,052        $    13,244     $    14,703        $   (30,230)       $    (105,254)
                                           ===========        ===========     ===========        ===========        =============
Per share:
Income (loss) before extraordinary
 items and cumulative effect of
 accounting change for income
 taxes                                     $      (.06)       $      0.17     $      0.16        $      (.30)       $        (.93)
Extraordinary  items                               .24                 --              --               (.02)                (.01)
Cumulative effect of accounting
change for income taxes                            .26                 --              --                 --                   --
                                           -----------        -----------     -----------        -----------        -------------

Net income (loss)                          $       .44        $       .17     $       .16        $      (.32)       $        (.94)
                                           ===========        ===========     ===========        ===========        =============
Weighted average number of shares
  outstanding:
Primary                                     38,467,015         75,625,330      93,285,190         93,029,816          111,441,247
                                           ===========        ===========     ===========        ===========        =============
Fully diluted                               38,467,015         77,064,131      93,235,190         93,029,816          111,441,247
                                           ===========        ===========     ===========        ===========        =============
Balance Sheet Data (end of period):
Working capital (deficit)                       31,566             25,180          58,501             28,774               (1,507)
Total assets                                   134,352            188,838         262,246            279,009              220,827
Total debt                                      43,362             36,160          37,915             62,802               65,189
Preferred stock of subsidiary                   32,842                 --              --                 --                   --
Shareholders' (deficit) equity                 (19,758)            45,868         109,725             87,210               31,740


There were no cash dividends declared on the Common Stock in any of the periods.

See Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the fiscal years indicated, the percentage relationship to revenues of certain items in the Company's Consolidated Statements of Income:

                                                        FISCAL YEAR
                                             ---------------------------------
                                              1994          1995          1996
                                             -----         -----         -----
Revenues                                     100.0%        100.0%        100.0%
  Cost of sales and operating expenses        62.9          64.5          68.4
  Write-down of inventory of
  discontinued catalogs                         --           1.1            .2
  Special charges                               --            .3           5.2
Selling expenses                              25.7          27.4          27.9
General and administrative expenses            8.5           8.5          10.1
Depreciation and amortization                   .8           1.2           1.7
                                             -----         -----         -----
Income (loss) from operations                  2.1          (3.0)        (13.5)
Interest expense, net                           .4            .6           1.2
Other income (expense)                         (.2)           --            --
Net income (loss)                              1.9%         (4.0%)       (15.0%)

RESULTS OF OPERATIONS

1996 COMPARED WITH 1995

      Net Income(Loss). The Company reported a net loss before extraordinary items of $103.9 million, or $(.93) per share for the year ended December 28, 1996 compared to a net loss before extraordinary items of $28.2 million, or $(.30) per share in 1995. Including the effect of the extraordinary losses of $1.1 million and $1.8 million for the early extinguishment of debt, the Company reported net losses of $105.0 million and $30.0 million, or $(.94) and $(.32) per share for the years ended December 28, 1996 and December 30, 1995, respectively. Per share amounts are expressed after deducting preferred dividends of $.2 million in both 1996 and 1995. The weighted average number of shares outstanding was 111,441,247 for the year ended December 28, 1996 compared to 93,029,816 in 1995.

        In December 1996, after a review of its fourth quarter and year-to-date operating results and in connection with formulating its 1997 business plan, the Company announced its intentions to realign its operating units into six decentralized operating units, Home Fashions - Upscale, Home Fashions - Mid-Market, General Merchandise, Gifts, Women's Apparel, and Men's Apparel. The Company believes that this new business structure will increase business unit accountability, through improved working capital management, and provide increased service levels to the Company's core customers. This new structure will also result in reduced fixed overhead costs as the Company's centralized services will be utilized more efficiently. During the latter part of the year, the Company began to implement this plan, completed an assessment of recoverability of long-lived assets for certain underperforming catalogs and recorded special charges that totaled $36.7 million. These charges included a provision for the consolidation of distribution centers and relocation of facilities and severance expenses approximating $14.7 million. Also included in these charges was the write-off of certain long-lived assets that Company's management determined were impaired of approximately $22.0 million.

      The net loss in 1996, after considering special charges, was primarily the result of (i) increased inventory write-downs due to the Company's inability to properly sustain its inventory in-stock position due to liquidity problems, and, in certain instances, the purchase of inventory quantities in excess of demand
(ii) lower response rates as a result of increased order cancellations, (iii) increased fulfillment and telemarketing costs due to inventory handling costs associated with the higher backorder levels and increased merchandise returns and (iv) the fixed cost infrastructure which the Company's continuing catalogs could not fully absorb. The Company does not expect these problems to continue in 1997, however, there is no assurance that these or similar problems will not recur in 1997.

      Revenues. Revenues decreased 6.6 % in 1996 to $700 million from $750 million in 1995. Revenues of continuing catalogs increased approximately 2% from $584 million in 1995 to $597 million in 1996, which was offset by a 38% decline to $103 million in revenues from discontinued catalogs. The Company circulated 332 million catalogs in 1996. Although this represents a 10% reduction from the prior year, continuing catalog circulation increased 1% from the prior year.

      The following table summarizes the Company's revenues and the percent of total revenues for 1996 and 1995 for each business unit; all revenues are net of returns:


                                                 1996                     1995
                                                PERCENT                  PERCENT
                                     1996       OF TOTAL      1995       OF TOTAL
Business Unit (in thousands)       REVENUES     REVENUES    REVENUES     REVENUES
Home Fashions -
     Mid-Market                     $202.2        28.9%      $223.7        29.8%
     Upscale                          97.2        13.9         81.8        10.9
General Merchandise                   79.3        11.3         73.5         9.8
Woman's Apparel                       82.7        11.8         76.7        10.2
Men's Apparel                         78.4        11.2         77.9        10.4
Gifts                                 57.7         8.2         50.7         6.8
                                    ------       -----       ------       -----
Total Continuing                     597.5        85.3        584.3        77.9
Discontinued                         102.8        14.7        165.5        22.1
                                    ------       -----       ------       -----
Total Company                       $700.3       100.0%      $749.8       100.0%
                                    ======       =====       ======       =====

      Revenues from the Home Fashions - Mid Market group decreased 10% to $202.2 million for the current year from $223.7 million in 1995. Domestications' revenues decreased in 1996 due to a 6% increase in order cancellation, while filling backorders resulted in a 3% increase in merchandise returns and a decrease in average order size. This decrease was partially offset by an increase in response rates. Revenues from the Home Fashions-Upscale group increased 19% to $97.2 million as customer response rates and average order size increased in the current year. The General Merchandise group's revenues increased 8% due mainly to an increase in

Improvements revenues which were partially offset by decreases in Colonial Garden Kitchens and The Safety Zone revenues. The increase in Improvements revenues is due to increased average order size and a 29% increase in circulation which was partially offset by a decrease in response rates. Revenues generated by the Men's Apparel group increased .5% to $78.4 million. Revenues for the Women's Apparel group increased 7.8% to $82.7 million due to a 12% increase in circulation, increased response rates, and average order size. Revenues for the Gifts group increased 14% to $57.7 million mainly due to increased response rates and average order size of the Gump's By Mail catalog.

      Revenues from the catalogs discontinued in 1995 and the discontinued Sears venture decreased by $62.6 million to $102.9 million in 1996.

        Operating Costs and Expenses. Cost of sales and operating expenses, which include fulfillment and telemarketing costs, as a percentage of revenues increased to 68.4% in 1996 from 64.5% in 1995. This increase is primarily attributable to lower product margins due to lower recovery rates experienced from accelerated disposition of inventory as a result of poor in-stock positions resulting from liquidity problems, as well as the Company's decision to continue to reduce inventory levels. Also, inventory write-downs for continuing catalogs were $11.2 million in 1996, compared to $4.4 million in 1995, primarily for Domestications, Tweeds and Austad's. These incremental write-downs were recorded as part of the Company's plans to reduce its inventory levels and the resulting expectation of lower recovery rates. In addition, fulfillment costs were higher in 1996 as a result of increased backorder levels and operating inefficiencies for most of the year in the Company's Roanoke, Va. fulfillment center.

      The write-down of inventory of discontinued catalogs was $1.1 million in 1996 compared to $8.6 million in 1995. These write-downs consisted of incremental inventory write-downs in excess of normal seasonal write-downs. During 1995, the Company discontinued six poorly performing catalogs which had incurred substantial losses and which the Company believed could not overcome increased paper and postage prices. The write-down in 1996 was recorded due to the significantly lower recovery rates than previously anticipated experienced on the liquidation of inventory related to these catalogs.

        Special charges taken by the Company in 1996 totaled $36.7 million. These charges consist, in part, of severance ($3.2 million), facility exit/relocation costs and fixed assets write-offs ($11.5 million). These charges were recorded due to the Company's decision to move to a decentralized business structure with a streamlined infrastructure. This plan calls for the consolidation of several inefficient fulfillment facilities into existing underutilized facilities and the relocation of corporate offices. In addition, the Company's review of the carrying value of certain long-lived assets of Tweeds, Austad's and The Safety Zone's led to the write-off of approximately $22 million. The Company recorded charges of $1.5 million in 1995 consisting primarily of facility exit costs ($.7 million), lease termination fees ($.3 million) and severance expenses ($.5 million) in connection with the closing of some of its facilities.

      Selling expenses decreased $10.6 million but increased to 27.9% of revenues in 1996 from 27.4% of revenues in 1995. The total expense decreased mainly due to a 10% reduction in catalog circulation. This decrease was offset by increased catalog postage expense and lower response rates in the current year for the discontinued catalogs. This expense as a percentage of revenues increased due to lower response rates as a result of weak customer demand and increased order cancellations. Catalog postage and paper expense increased as the Company increased the number of sale pages in its catalogs which was designed to speed the sale of slow moving inventory.

      General and administrative expenses increased $6.5 million, or 10% in 1996 to $70.6 million. The increase is primarily attributable to costs associated with hiring the Company's new management team and to increased bad debt expense, reflecting higher losses on the Company's private label credit card.

      Depreciation and amortization increased $3.2 million to $12.2 million in 1996 from $9.0 million in 1995. The increase was attributable to amortization charges associated with the Roanoke, Virginia fulfillment facility, the management information system, the new Gump's retail store and the goodwill and mailing lists associated with the 1995 acquisitions that did not impact the 1995 operating results for the entire year.

      Income (Loss) from Operations. Loss from operations increased to $94.5 million in 1996 from a loss of $22.6 million in 1995. Losses from operations for discontinued catalogs decreased to $4.8 million in 1996 from $18.1 million in 1995.

      The increased loss from operations was mainly due to an overall erosion of the Company's product margin. This was caused by increased promotional activity and higher fulfillment costs. The Company's loss from operations was also negatively impacted by increased catalog costs due to increased catalog mailing costs, lower response rates and increased order cancellations.

      Interest Income (Expense). Interest expense increased approximately $3.8 million to $8.9 million in 1996 from $5.1 million in 1995. This increase was due to a higher level average borrowings outstanding under the Company's revolving credit facility in 1996 which is attributable to the Company's deteriorating financial performance in 1996 and increased demands on its working capital throughout most of the year. Interest income was $.5 million in 1996 and 1995.

      Income Taxes. The Company did not record a Federal income tax provision in 1996 or 1995 based on each years' net operating losses. The Company's state tax provision was $1.0 million in 1996 and 1995.

      Shareholders' Equity. The number of shares of Common Stock outstanding increased by 51,195,130 in 1996 due to shares issued in connection with the Company's Right's Offering, its equity and incentive plans, the exchange of the 6% Series A Convertible Preferred Stock and other activities. At December 28, 1996, there were 144,647,898 shares of Common Stock outstanding compared to 93,452,768 shares of Common Stock outstanding at December 30, 1995.

      Extraordinary Items. The extraordinary loss of $1.1 million in 1996 represented a loss on the early extinguishment of debt which arose in connection with the payment of the Company's 9.25% Senior Subordinated Notes due 1998 with proceeds from the Rights Offering. The extraordinary loss of $1.8 million in 1995 represented a loss on the early extinguishment of debt which arose in connection with the refinancing of the Company's $75 million Revolving Credit Facility and its $14 million 9.25% Senior Subordinated Notes due 1998.

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

      The net loss in 1995 was primarily the result of the cumulative impact on the Company of the 14% to 18% increase in USPS rates, a 43% increase in paper prices and weak consumer demand. As a result of these factors, the Company discontinued six poorly performing catalogs in 1995 which incurred substantial losses. The Company believed that the discontinued catalogs could not overcome these obstacles. Including an incremental write-down of inventory associated with discontinuing these catalogs of $8.6 million, these catalogs lost $20 million in 1995 compared to $4.7 million in the prior year. In addition, the Company also incurred costs, aggregating $2.7 million, in connection with the consolidation of facilities into its new Roanoke, VA fulfillment center. These costs included operating expenses related to maintaining duplicate facilities of $1.0 million and $1.7 million of costs related to start-up problems, operating down-time and inefficiencies in the new facility. Due to these cost pressures, the Company implemented a cost reduction program in 1995 whereby the Company instituted a salary freeze, reduced its work force by approximately 10%, closed 5 facilities and reduced other administrative and overhead expenses. In connection with the closing of these 5 facilities, the Company incurred non-recurring costs of $1.5 million. The Company also incurred one-time severance and employee separation expenses of $2.0 million.

      Revenues. Revenues decreased 2.5% in 1995 to $750 million from $769 million in 1994. Revenues of continuing catalogs increased approximately 2% from $651 million in 1994 to $662 million in 1995, which was offset by a 26% decline to $88 million in revenues from discontinued catalogs. The Company circulated 370 million catalogs in 1995, a 2% reduction from the prior year.

      Non-Apparel continuing catalog revenues increased 1% to $528 million, due to a 14% increase in revenues from the Company's venture with Sears to $81 million and $68 million of revenues from the 1995 acquisitions of Improvements, The Safety Zone and Austad's which offset revenue reductions in the other Non-Apparel catalogs, principally Domestications and Colonial Garden Kitchens. Domestications revenues were down 28% as improved customer response rates partially offset a decline in the average order and a 31% reduction in circulation. Revenues from discontinued catalogs decreased $11.7 million from $77.7 million in 1994 to $66 million in 1995. The Company discontinued the Mature Wisdom catalog in mid-1995 and the Tapestry and Hanover House catalogs in the fourth quarter of 1995.

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

      Operating Costs and Expenses. Cost of sales and operating expenses as a percentage of revenues increased from 62.9% in 1994 to 64.5% in 1995. This increase is primarily attributable to lower overall product margins due to greater sale activity as a result of the generally weak consumer demand and the impact of write-downs for the discontinued catalogs. In addition, fulfillment costs were higher in 1995 due to the start up of the new facility in Roanoke and higher outbound freight expenses of approximately $7 million or 15% as a result of the increase in USPS rates.

      The write-down of inventory for the discontinuance of six of the Company's catalogs of $8.6 million primarily consisted of incremental inventory write-downs in excess of normal seasonal write-downs and severance expenses. During 1995, the Company recorded a Provision for Facility Closings totalling $1.5 million consisting primarily of facility exit costs ($.7 million), lease termination fees ($.3 million) and severance expenses ($.5 million), substantially all of which were paid in 1995. No such charges were recorded in 1994.

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

      Other Income (Expense). Other expenses in 1994 totaled a net $1.8 million while there were no similar expenses in 1995. The loss in 1994 was comprised of $1.2 million related to the Company's investment in Boston Publishing Company and $1.3 million related to its investment in Regal Communications, Inc. offset by other income of $.7 million. The Company acquired a 20% ownership in Boston Publishing Company in February 1994. The Company made this investment with the intention of possibly acquiring Boston Publishing Company at some point in the future. During 1994 the Company made an investment in debt securities of Regal Communications, Inc. It was the Company's intention to hold these debt securities as a long-term investment and perhaps at some point in the future obtain certain operating subsidiaries of Regal in exchange for such securities.

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

LIQUIDITY AND CAPITAL RESOURCES

      Liquidity. The Company had $5.2 million and $2.7 million in cash and cash equivalents at December 28, 1996 and December 30, 1995, respectively. Working capital deficit and the current ratio were ($1.5) million and .99 to 1 at December 28, 1996 versus working capital of $28.8 million and current ratio of
1.22 to 1 at December 30, 1995.

      The primary sources of cash in 1996 were the $10.0 million of proceeds from the issuance of debt, the $11.7 million of borrowings under the Company's credit facility, the $50 million of proceeds from the Rights Offering and $25.4 million due to a reduction in inventories and prepaid catalog costs. Cash was used primarily to fund: (i) the Company's 1996 operating loss, (ii) $8.9 million of capital expenditures, (iii) $13.7 million for the reduction of accounts payable, and (iv) $19.6 million for payments of long-term debt and debt issuance costs.

      Due to the Company's continued poor financial performance it was necessary to obtain an equity infusion in 1996 which would (i) restore the Company's equity base, (ii) reduce long-term debt and (iii) provide the Company with additional liquidity. As a result, the Company conducted a $50 million Rights Offering which was completed in August 1996. The proceeds of the Rights Offering were used by the Company to (i) repay the $14 million principal amount of the 9.25% Notes held by an affiliate of NAR plus accrued interest, (ii) to repay the $25 million principal amount advanced under the promissory note plus accrued interest and (iii) to repay approximately $9 million under the Congress Facility. The Company continued to experience operating losses in 1996 which have eroded the recently increased equity base. This resulted in continued high levels of back orders (unfilled orders) and increased order cancellations due to the Company's poor in-stock position throughout 1996. In December 1996, the Company closed its agreement (the "Reimbursement Agreement") with Richemont Finance S.A. ("Richemont") that provides the Company with approximately $28 million of letters of credit to replace letters of credit which were issued under the Credit Facility with Congress. Although this agreement provided the Company added liquidity, its timing, December 19, 1996, had a minimal effect on reducing back orders in the 1996 fiscal year. This agreement will expire in February 1998. When the final 1996 results became known to the Company, it concluded such results would have further negative impact on the Company's ability to conduct business on normal trade terms. Therefore, the Company decided that it was necessary to obtain an equity infusion which would restore the Company's equity base that had deteriorated in 1996 and provide the Company with additional liquidity. As a result of the equity infusion, the $10 million NAR Promissory Note would also be satisfied.

      On March 26, 1997, the Company announced that it intends to distribute subscription rights to subscribe for and purchase additional shares of Common Stock to the holders of record of the Company's Common Stock and Series B Convertible Additional Preferred Stock (the "1997 Rights Offering") as soon as it has filed with and had declared effective by the SEC a registration statement with respect thereto. The Rights will be exercisable at a price of $.90 per share. NAR has agreed to apply $10 million of the Company's indebtedness to acquire $10 million of the Company's Common Stock. Richemont has agreed to purchase all shares of Common Stock which have not been subscribed for and purchased by shareholders other than NAR in the 1997 Rights Offering. Any offering will be made solely by means of a prospectus. Richemont has agreed to advance $30 million against its commitment to purchase all of the unsubscribed shares. In connection with the agreement the Company named two Richemont representatives, Messrs. Jan du Plessis and Howard Tanner, to its Board of Directors (the "Board) and Executive Committee, and it is intended that a third Richemont representative for election to the Board at the next annual meeting. The new Board members fill vacancies created by the recent resignations of Geraldine Stutz and Jeffery R. Laikind. In addition, Mr. du Plessis has been named to the Audit Committee of the Board.

      At December 28, 1996, the Company had outstanding $11.5 million of current borrowings. This balance, consisting primarily of the $8.9 million Revolving Term Notes under the Congress Facility, will be paid down with cash generated from operations in 1997.

      The Company has received waivers for the December 1996 events of default under the Congress Facility related to the working capital and net worth covenants as of and through December 28, 1996. In addition, the Company received a waiver for any event of default relating to the material adverse change provision that was in effect through and including December 28, 1996. The Company received working capital and net worth covenant amendments for fiscal 1997 which are less restrictive.

       The Company is required to maintain certain financial covenants related to this agreement which the Company failed to maintain, but has received a waiver for the event of default at December 28, 1996.

      The Company believes that the 1997 Rights Offering (with Richemont's commitment to advance $30 million against its purchase of all unsubscribed shares) together with the Congress Facility financial covenant modifications will ease vendor/credit concerns about the Company's viability. The Company believes that upon the conclusion of the 1997 Rights Offering, the Company will return to normal trade terms with all suppliers and will be able to obtain normal trade terms with its suppliers and obtain sufficient merchandise on a timely basis to satisfy customer demand. The Company's ability to sufficiently improve upon its prior year's performance and implement its business strategy, including realignment of business units and expense reductions, is critical to maintaining adequate liquidity.

      Operating Plan. The Company has begun an operational realignment plan that it believes will better enable it to capitalize on its internal strengths. The Company is moving to a decentralized structure whereby the individual catalogs will be better able to manage their resources and capitalize on business opportunities. This plan provides for each catalog's management team to be responsible for its financial results, working capital resources and future business investment needs. The Company believes that this structure will result in better management of vendor relationships, inventories and working capital.

      The Company experiences seasonality in its working capital requirements and fluctuations in the revolving Credit Facility which occur usually within the first and fourth quarters of the year.

      Infrastructure Investments. In early 1995, the Company completed the construction of a new fulfillment facility on a 53 acre site in Roanoke, Virginia to support the Domestications catalog. The total cost of the facility was $18.3 million. The Company experienced operating inefficiencies and start-up problems in conjunction with bringing this facility into service. The Company continued to experience inefficiencies in 1996, and made an additional investment of approximately $3 million to help improve these operating problems before the end of 1996.

      The Company's plan to restructure its catalog's into strategic business groups and concentrate its mailing efforts on profitable customers will result in excess capacity throughout its fulfillment centers. Therefore, the Company intends to consolidate certain of its fulfillment operations into its new Roanoke fulfillment center. This will require a capital investment of approximately $5.0 million.

      The Company continued its management information systems up-grade in 1996. The new system was operational in ten catalogs at the end of 1996. The Company expects to complete the roll-out of the system to the remaining catalogs in 1997 for an additional capital investment of approximately $1 million. The Company incurred higher MIS costs in 1996 due to the continued transition to the new system. As of December 28, 1996, the Company had incurred capitalized costs of approximately $17.9 million as part of this plan, including $2.0 million in 1996. Such costs included hardware and software costs aggregating $14.2 million and internal costs of $3.7 million related to production of this new system.
The Company began to amortize these costs over 5 years in 1995.

      Effects of Inflation and Cost Increases. The Company normally experiences increased costs of sales and operating expenses as a result of the general rate of inflation in the economy. Operating margins are generally maintained through internal cost reductions and operating efficiencies and then through selective price increases where market conditions permit. The Company's inventory is mail-order merchandise which undergoes sufficiently high turnover so that the costs of goods sold approximate replacement cost. Because sales are not dependent upon a particular supplier or product brand, the Company can adjust product mix to mitigate the effects of inflation on its overall merchandise base.

      Paper and Postage. The Company mails its catalogs and ships most of its merchandise through the United States Postal Service ("USPS"), with catalog mailing and product shipment expenses representing approximately 18% of revenues in 1996. Paper costs represented approximately 8% of revenues in 1995.

      Cautionary Statements

      The following statements constitute forward looking statements which involve risks and uncertainties:

        This new structure will also result in reduced fixed overhead costs as the Company's centralized services will be utilized more efficiently.

        The Company is moving to a decentralized structure whereby the individual catalogs will be better able to manage their resources and capitalize on business opportunities.

      The following are important factors, among others, that could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf, of the Company:

         The Company's new decentralized structure represents a significant change in the manner in which management of the newly created business units are accustomed to operate and the principal managers of the business units may not be able to effectively manage their businesses in a decentralized environment, particularly with respect to monitoring and implementing financial controls adequately to maintain appropriate working capital levels due to their limited experience or because of other factors which the Company may not have anticipated.

         Many of the managers of the Company's business units have not operated in a decentralized environment in the past and it may take substantial time before they are able to take advantage of the business opportunities, if any, that may inhere in the new structure.

         A general deterioration in the economic conditions in the United States leading to increased competitive activity including a business failure of a substantial size company in the retail industry, a reduction in consumer spending generally or specifically with reference to the types of merchandise that the Company offers in its catalogs.

         An increase in the failure rate of consumer indebtedness generally; an increase in credit sales by the Company accompanied by an increase in its bad debt experience with respect to consumer debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Hanover Direct, Inc.:

      We have audited the accompanying consolidated balance sheets of Hanover Direct, Inc. (a Delaware corporation) and subsidiaries as of December 28, 1996 and December 30, 1995, and the related consolidated statements of income (loss), shareholders' (deficit) equity and cash flows for each of the three fiscal years in the period ended December 28, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hanover Direct, Inc. and subsidiaries as of December 28, 1996 and December 30, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 1996 in conformity with generally accepted accounting principles.

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


                                                   ARTHUR ANDERSEN LLP

March 26, 1997

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 30, 1995 and December 28, 1996

                                               December 30,    December 28,
                                                  1995             1996
                                                 --------        --------
                                                      (in thousands)
ASSETS

Current Assets:
 Cash and cash equivalents                       $  2,682        $  5,173
 Accounts receivable, net of allowance for
  doubtful accounts of $2,597 in 1995 and
  $5,030 in 1996                                   30,176          29,399
 Inventories                                       79,281          67,610
 Prepaid catalog costs                             37,118          23,401
 Deferred tax asset, net                            3,300           3,300
 Other current assets                               6,170           3,148
                                                 --------        --------

        Total Current Assets                      158,727         132,031
                                                 --------        --------

Property and Equipment, at cost:
 Land                                               4,811           4,797
 Buildings and building improvements               19,353          16,554
 Leasehold improvements                            14,001           9,956
 Furniture, fixtures and equipment                 39,508          31,510
 Construction in progress                           5,479           8,315
                                                 --------        --------
                                                   83,152          71,132
 Accumulated depreciation and amortization        (26,090)        (22,523)
                                                 --------        --------

        Property and Equipment, net                57,062          48,609
                                                 --------        --------

Goodwill                                           36,586          17,901
Deferred tax asset, net                            11,700          11,700
Other assets                                       14,934          10,586
                                                 --------        --------
        Total Assets                             $279,009        $220,827
                                                 ========        ========


See Notes to Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
As of December 30, 1995 and December 28, 1996

                                                                 DECEMBER 30,     DECEMBER 28,
                                                                     1995             1996
                                                                 ------------     ------------
                                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities:
  Current portion of long-term debt and capital
    lease obligations                                              $  3,546        $ 11,452
  Accounts payable                                                   93,291          79,587
  Accrued liabilities                                                25,969          37,782
  Customer prepayments and credits                                    7,147           4,717
                                                                   --------        --------
     Total Current Liabilities                                      129,953         133,538
                                                                   --------        --------
Noncurrent Liabilities:
  Long-term debt                                                     57,283          53,255
  Capital lease obligations                                           1,973             482
  Other                                                               2,590           1,812
                                                                   --------        --------
    Total Noncurrent Liabilities                                     61,846          55,549
                                                                   --------        --------

    Total Liabilities                                               191,799         189,087
                                                                   --------        --------
Commitments and Contingencies (Note 17)
Shareholders' Equity
 Preferred Stock:
  6% Series A Convertible Additional
   Preferred Stock, $10 stated value,
   authorized 5,000,000 shares; issued and
   outstanding 78,300 shares in 1995                                    795              --
  Series B Convertible Additional Preferred Stock,
   $.01 par value, authorized, issued and outstanding
   634,900 shares in 1995 and 1996                                    5,558           5,748
  Common Stock, $.66 2/3 par value, authorized
   225,000,000 shares; issued 93,693,162 shares in
  1995 and 145,039,915 shares in 1996                                62,461          96,693
  Capital in excess of par value                                    255,390         270,097
  Accumulated deficit                                              (231,332)       (336,586)
                                                                   --------        --------
                                                                     92,872          35,952
  Less:
  Treasury stock, at cost (1,157,061 shares in 1995
   and 392,017 shares in 1996)                                       (3,345)           (813)
    Notes receivable from sale of Common Stock                       (2,023)         (3,399)
    Deferred compensation                                              (294)             --
                                                                   --------        --------
       Total Shareholders' Equity                                    87,210          31,740
                                                                   --------        --------

 Total Liabilities and Shareholders' Equity                        $279,009        $220,827
                                                                   ========        ========

See Notes to Consolidated Financial Statements

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For the years ended December 31, 1994, December 30, 1995 and December 28, 1996

                                                 1994            1995             1996
                                                 ----            ----             ----
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenues                                       $768,884        $749,767        $ 700,314
                                               --------        --------        ---------
Operating costs and expenses:
 Cost of sales and operating expenses           484,059         483,493          479,155
 Write-down of inventory of
   discontinued catalogs                             --           8,580            1,100
 Special charges                                     --           1,563           36,724
 Selling expenses                               197,436         205,618          195,032
 General and administrative expenses             65,257          64,112           70,608
 Depreciation and amortization                    6,157           9,020           12,192
                                               --------        --------        ---------
                                                752,909         772,386          794,811
                                               --------        --------        ---------

INCOME (LOSS) FROM OPERATIONS                    15,975         (22,619)         (94,497)

 Interest expense                                (3,544)         (5,050)          (8,858)
 Interest income                                    731             519              460
 Other income (expense)                          (1,833)             --               --
                                               --------        --------        ---------

Income (loss) before income taxes                11,329         (27,150)        (102,895)
 Income tax provision (benefit)                  (3,509)          1,003            1,000
                                               --------        --------        ---------

Income (loss) before extraordinary item          14,838         (28,153)        (103,895)
 Extraordinary item (Note 8)                         --          (1,837)          (1,134)
                                               --------        --------        ---------

NET INCOME (LOSS)                                14,838         (29,990)        (105,029)
Preferred stock dividends                          (135)           (240)            (225)
                                               --------        --------        ---------
 Net income (loss) applicable to
 Common Shareholders                           $ 14,703        $(30,230)       $(105,254)
                                               ========        ========        =========

Net income (loss) per share:
 Income (loss) before extraordinary item       $    .16        $   (.30)       $    (.93)

Extraordinary item                                   --            (.02)            (.01)
                                               --------        --------        ---------
NET INCOME (LOSS) PER SHARE                    $    .16        $   (.32)       $    (.94)
                                               ========        ========        =========

Weighted average common shares
outstanding                                      93,285          93,030          111,441
                                               ========        ========        =========


See Notes to Consolidated Financial Statements.

                     HANOVER DIRECT, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
 FOR THE YEARS ENDED DECEMBER 31, 1994, DECEMBER 30, 1995 AND DECEMBER 28, 1996
                      (in thousands, except share amounts)





                                                                          Preferred Stock           Preferred Stock
                                                                       Series B, Cumulative          Series A, 6.0%
                                                                         Shares    Amount          Shares     Amount
                                                                       ----------------------------------------------
Balance at January 1, 1994                                                   0     $    0         234,900      $2,378
Net income applicable to common shareholders
Exercise of warrants
Shares issued in Stock Offering
Preferred stock dividends                                                                                          (6)
Conversion of one-third of the 6% Preferred Stock                                                 (78,300)       (783)
Conversion of note payable
Issuance of  Common Stock for Employee Benefit Plans, net
                                                                       ----------------------------------------------
Balance at December 31, 1994                                                 0     $    0         156,600      $1,589
Net income/(loss) applicable to common shareholders
Issuance of Preferred Stock                                            634,900      5,400
Fair market value of warrant extensions
Preferred stock dividends and accretion                                               158                          83
Conversion of one-third of the 6% Preferred Stock                                                 (78,300)       (877)
Issuance of  Common Stock for Employee Benefit Plans, net
                                                                       ----------------------------------------------
Balance at December 30, 1995                                           634,900     $5,558          78,300      $  795
Net income/(loss) applicable to common shareholders
Shares issued in Rights Offering
Preferred stock dividends and accretion                                               190                          35
Conversion of the 6% Preferred Stock                                                              (78,300)       (830)
Purchase of treasury stock
Transfer of treasury stock related to employement agreement
Sale of treasury stock
Issuance of  Common Stock for Employee Benefit Plans, net
                                                                       ----------------------------------------------
Balance at December 28, 1996                                           634,900     $5,748               0      $    0
                                                                       ==============================================


                                                                                                       Capital
                                                                              Common Stock             in Excess
                                                                           $.66 2/3 par value            of Par         Accum.
                                                                          Shares           Amount        Value        (Deficit)
                                                                       --------------------------------------------------------
Balance at January 1, 1994                                              83,136,542        $55,423      $209,834       $(215,805)
Net income applicable to common shareholders                                                                             14,703
Exercise of warrants                                                     1,309,207            873          (873)
Shares issued in Stock Offering                                          8,045,296          5,364        42,136
Preferred stock dividends
Conversion of one-third of the 6% Preferred Stock                          189,818            126           657
Conversion of note payable                                                  13,945              9           162
Issuance of  Common Stock for Employee Benefit Plans, net                  283,426            190         1,294
                                                                       --------------------------------------------------------
Balance at December 31, 1994                                            92,978,234        $61,985      $253,210       $(201,102)
Net income/(loss) applicable to common shareholders                                                                     (30,230)
Issuance of Preferred Stock
Fair market value of warrant extensions                                                                   1,200
Preferred stock dividends and accretion
Conversion of one-third of the 6% Preferred Stock                          427,785            285           592
Issuance of  Common Stock for Employee Benefit Plans, net                  287,143            191           388
                                                                       --------------------------------------------------------
Balance at December 30, 1995                                            93,693,162        $62,461      $255,390       $(231,332)
Net income/(loss) applicable to common shareholders                                                                    (105,254)
Shares issued in Rights Offering                                        48,748,785         32,499        16,467
Preferred stock dividends and accretion
Conversion of the 6% Preferred Stock                                       819,733            546           284
Purchase of treasury stock
Transfer of treasury stock related to employement agreement                                              (2,750)
Sale of treasury stock                                                                                       28
Issuance of  Common Stock for Employee Benefit Plans, net                1,778,235          1,187           678
                                                                       --------------------------------------------------------
Balance at December 28, 1996                                           145,039,915        $96,693      $270,097       $(336,586)
                                                                       ========================================================

                                                                                                    Notes
                                                                                                 Receivable
                                                                                                  From Sale
                                                                            Treasury Stock        of Common  Deferred
                                                                         Shares      Amount         Stock       Comp.      Total
                                                                       ----------------------------------------------------------
Balance at January 1, 1994                                             (1,120,032)    $(3,130)    $(1,774)   $(1,058)   $  45,868
Net income applicable to common shareholders                                                                               14,703
Exercise of warrants                                                                                                            0
Shares issued in Stock Offering                                                                                            47,500
Preferred stock dividends                                                                                                      (6)
Conversion of one-third of the 6% Preferred Stock                                                                               0
Conversion of note payable                                                                                                    171
Issuance of  Common Stock for Employee Benefit Plans, net                 (37,029)       (215)       (138)       358        1,489
                                                                       ----------------------------------------------------------
Balance at December 31, 1994                                           (1,157,061)    $(3,345)    $(1,912)   $  (700)   $ 109,725
Net income/(loss) applicable to common shareholders                                                                       (30,230)
Issuance of Preferred Stock                                                                                                 5,400
Fair market value of warrant extensions                                                                                     1,200
Preferred stock dividends and accretion                                                                                       241
Conversion of one-third of the 6% Preferred Stock                                                                              (0)
Issuance of  Common Stock for Employee Benefit Plans, net                                            (111)       406          874
                                                                       ----------------------------------------------------------
Balance at December 30, 1995                                           (1,157,061)    $(3,345)    $(2,023)   $  (294)   $  87,210
Net income/(loss) applicable to common shareholders                                                                      (105,254)
Shares issued in Rights Offering                                                                                           48,966
Preferred stock dividends and accretion                                                                                       225
Conversion of the 6% Preferred Stock                                                                                            0
Purchase of treasury stock                                               (301,623)       (396)                               (396)
Transfer of treasury stock related to employement agreement               916,667       2,750                                   0
Sale of treasury stock                                                    150,000         178                                 206
Issuance of  Common Stock for Employee Benefit Plans, net                                          (1,376)       294          783
                                                                       ----------------------------------------------------------
Balance at December 28, 1996                                             (392,017)    $ (813)     $(3,399)   $     0    $  31,740
                                                                       ==========================================================



See Notes to Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the years ended December 31, 1994, December 30, 1995, and December 28,
1996

                                                              1994          1995             1996
                                                              ----          ----             ----
                                                                           (in thousands)
Cash flows from operating activities:
Net income (loss)                                          $ 14,838        $(29,990)       $(105,029)
Adjustments to reconcile net income (loss) to net
 cash provided (used) by  operating activities:
  Depreciation and amortization including
   deferred fees                                              6,499           9,419           13,277
  Provision for doubtful accounts                             3,697           4,448            6,805
  Provision for catalog and facility closings                    --          10,143           14,720
  Write-off of long-lived assets                                 --             500           22,000
  Extraordinary item - early extinguishment of
   debt                                                          --           1,837            1,134
  Provision for losses on notes receivable and
   marketable securities                                      2,121              --              888
  Deferred transaction costs                                   (837)             --           (1,211)
  Deferred taxes                                             (4,369)             --               --
  Other, net                                                     43              76               94
Changes in assets and liabilities, net of effects of
 acquired businesses and dispositions of assets:
  Accounts receivable, net                                   (9,901)         (6,161)          (7,863)
  Inventories                                                (3,424)          8,679           11,671
  Prepaid catalog costs                                      (8,154)            206           13,717
  Other current assets                                       (1,220)         (3,131)           1,332
  Accounts payable                                           10,518          (8,671)         (13,704)
  Accrued liabilities                                           185          (1,583)           1,219
  Customer prepayments and credits                           (1,389)          3,134           (2,430)
                                                           --------        --------        ---------

Net cash provided (used) by operating activities              8,607         (11,094)         (43,380)
                                                           --------        --------        ---------

Cash flows from investing activities:
Acquisitions of property and equipment                      (23,856)        (13,686)          (8,862)
Purchase of businesses                                           --         (13,008)              --
Proceeds from sales of businesses                                --              --            1,980
Proceeds from investment                                         --              --              794
Purchase of convertible debt securities                      (2,693)             --               --
Investments in affiliates                                    (3,183)             --               --
Advances                                                     (2,300)             --               --
Other, net                                                   (3,293)         (1,387)              --
                                                           --------        --------        ---------

Net cash (used by) investing activities                     (35,325)        (28,081)          (6,088)
                                                           --------        --------        ---------


See Notes to Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Years ended December 31, 1994, December 30, 1995 and December 28, 1996

                                                             1994            1995           1996
                                                             ----            ----           ----
                                                                        (in thousands)
Cash flows from financing activities:
  Net proceeds (payments) under revolving credit
   facility                                                $  (230)       $     --        $ 11,699
  Proceeds from issuance of debt                            10,000          20,685          10,000
  Payments of long-term debt and capital lease
   obligations                                              (8,015)         (1,419)        (17,625)
  Cash dividends paid                                       (1,027)             --              --
  Payment of debt issuance costs                            (1,458)         (2,202)         (1,990)
  Repurchase of Common Stock                                  (215)             --              --
  Proceeds from issuance of Common Stock                    49,305             400          50,653
  Other, net                                                  (172)            340            (778)
                                                           -------        --------        --------

Net cash provided by financing activities                   48,188          17,804          51,959
                                                           -------        --------        --------


Net increase (decrease) in cash and cash equivalents        21,470         (21,371)          2,491
Cash and cash equivalents, beginning of year                 2,583          24,053           2,682
                                                           -------        --------        --------
Cash and cash equivalents, end of year                     $24,053        $  2,682        $  5,173
                                                           =======        ========        ========

Supplemental cash flow disclosure:
  Interest paid                                            $ 2,923        $  4,586        $  6,224
  Income taxes paid                                        $   701        $  1,318        $  1,096



See Notes to Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, DECEMBER 30, 1995 AND DECEMBER 28, 1996

1.     BACKGROUND OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

       Nature of Operations - Hanover Direct, Inc., a Delaware company, ("HDI") is a direct specialty retailer in the United States that publishes a portfolio of branded specialty catalogs offering home fashions, general merchandise, men's and women's apparel and gifts. HDI also operates several retail operations in the United States which comprised approximately 4% of HDI's net revenues for the year ended December 28, 1996.

       The Company has experienced significant operating losses during 1995 and 1996 which resulted in numerous issues, including liquidity and vendor concern. The Company completed a Rights Offering in August 1996 (Note 9) which helped to alleviate these issues and concerns, however, continued operating losses through the remainder of fiscal 1996 has resulted in the Company proceeding with a 1997 Rights Offering and a modification of the Congress Facility financial covenants to less restrictive terms (Note 18). The Company's ability to significantly improve upon its prior year's performance and implement its business strategy, including realignment of business units and expense reductions, is critical to maintaining adequate liquidity.

       Principles of Consolidation - The Consolidated Financial Statements include the accounts of HDI and all subsidiaries (the "Company"). Intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

       Fiscal Year - The Company operates on a 52 or 53 week fiscal year. The years ended December 28, 1996, December 30, 1995 and December 31, 1994 were 52 week years.

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

       Prepaid Catalog Costs - Costs related to mail order catalogs and promotional material are capitalized and amortized over their estimated productive lives, generally not exceeding six months. Total catalog expense was $193.5 million, $197.3 million and $191.8 million, respectively, in 1996, 1995 and 1994.

       Depreciation and Amortization - Depreciation and amortization of property and equipment is provided on the straight-line method over the following lives: buildings and building improvements, 30-40 years; furniture, fixtures and equipment, 3-10 years; and leasehold improvements, over the shorter of the estimated useful lives or the terms of the related leases. Expenditures for maintenance and repairs are charged to operations as incurred.

       Capitalized development costs for the Company's new management information systems aggregated $6.4 million at December 30, 1995. Such costs are included in Other assets and are being amortized over a five year period commencing July 1995. No such costs were capitalized during 1996.

       Goodwill - Excess of cost over the net assets of acquired businesses is amortized on a straight-line basis over periods of up to forty years. Accumulated amortization was $3.0 million and $5.6 million at December 28, 1996 and December 30, 1995, respectively.

       Mailing Lists - The costs of acquired mailing lists are amortized over a five year period. Mailing lists, included in Other assets, amounted to $1.2 million and $3.5 million at December 28, 1996 and December 30, 1995, respectively, and are carried net of accumulated amortization of $1.5 million and $1.6 million, respectively.

       Accounting for the Impairment of Long-Lived Assets - Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of" was issued by the Financial Accounting Standards Board in March 1995. This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Based upon the assessment of cash flows for certain underperforming catalogs, the Company recorded a charge related to impaired assets of $22.0 million for the fiscal year ended December 28, 1996 (Note 3).

       Accounting for Stock Based Compensation - In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective in 1996. The Statement encourages entities to adopt the fair value-based method of accounting for employee stock option plans, as opposed to the method which measures compensation cost for those plans using the intrinsic value-based accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with the provisions of SFAS No. 123, the Company recorded a compensation charge of $.5 million in fiscal 1996.

       Accounting for Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This pronouncement established financial accounting and reporting standards for the effects of income taxes that result from the Company's activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting for income taxes. The provision for income taxes is based upon income after adjustment for those temporary and permanent items which are not considered in the determination of taxable income. Deferred taxes result when the Company recognizes revenue or expenses for income tax purposes in a different year than for financial reporting purposes.

       Cash and Cash Equivalents - Cash and cash equivalents include cash and all highly liquid investments with original maturities of ninety days or less.

       Net Income Per Share - Net income per share is computed using the weighted average number of common shares outstanding. The weighted average number of shares used in the calculation for both primary and fully diluted net income per share in 1996, 1995 and 1994 was 111,441,247, 93,029,816 and
93,285,190, shares, respectively. Common share equivalents for purposes of net income per share consist of stock options and warrants.

       Recently Issued Accounting Standard - Subsequent to December 28, 1996, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

       Revenues - The Company recognizes revenue at the time the merchandise is shipped to the customer. Amounts billed to customers for postage and handling charges are recognized as revenue at the time that the revenues on the product shipment are recognized. The Company provides a reserve for expected future returns at the time the sale is recorded based upon historical experience.

       Fair Value of Financial Instruments - The fair value of financial instruments does not materially differ from their carrying values.

Supplemental Disclosure of Noncash Activities

                                            1994          1995            1996
                                           ------       --------        -------
                                                   (IN THOUSANDS)
Capital lease obligations ..........       $   --       $  1,155        $    --
                                           ======       ========        =======
Other equity issuances and exchanges       $1,823       $  1,456        $ 2,855
                                           ======       ========        =======

Acquisition of businesses:
  Fair value of assets acquired ....       $   --       $ 45,165        $    --
  Fair value of liabilities assumed            --        (26,757)            --

  Preferred stock issued ...........           --         (5,400)            --
                                           ------       --------        -------

  Net cash paid ....................       $   --       $ 13,008        $    --
                                           ======       ========        =======

2.     ACQUISITIONS AND INVESTMENTS

       ACQUISITIONS - During fiscal 1995, the Company acquired the entities described below, which were accounted for by the purchase method of accounting. The operating results of these acquired businesses have been included in the consolidated statements of income from the date of acquisition:

       Improvements--In January 1995, the Company acquired substantially all of the assets of Leichtung, Inc., a direct marketer of wood-working and home improvement tools and related products sold under the Improvements and Leichtung Workshops names, for a purchase price of approximately $12.8 million in cash and the assumption of certain liabilities. The excess purchase price over the fair values of the net assets acquired (goodwill) was $7.3 million. Approximately $1.4 million of customer mailing list intangible assets were also purchased in this transaction.

       In the first quarter of 1996, the Company sold the assets of the Leichtung Workshops catalog for $.9 million in cash and short-term notes and relocated all Improvements' telemarketing and fulfillment operations to the Company's Hanover, PA facility. There was no gain or loss recognized on the sale of the assets of the Leichtung Workshops catalog. The distribution facility in Ohio, which is being held for sale, was written down to its estimated net realizable value of $.1 million, as of December 28, 1996. In 1996, the Company provided $.7 million, included as a component of special charges, to write-down this facility (Note 3).

       The Safety Zone--In February 1995, the Company acquired the remaining 80% of the outstanding common stock it did not already own of Aegis Safety Holdings, Inc. ("Aegis"), publisher of The Safety Zone catalog, through the issuance of 634,900 shares of a newly-created Series B Convertible Additional Preferred Stock ("Series B Stock") of the Company with a stated value of $10 per share. Dividends are payable on the Series B Stock at various rates and times and are contingent on specific earnings targets. The Series B Stock is also convertible, subject to antidilution, as discussed in Note 10. The excess purchase price over the fair values of the net assets acquired (goodwill) was $7.1 million. In December 1996, the Company wrote-off the goodwill related to this acquisition in accordance with SFAS No. 121 (Note 3).

       Austad's--In May 1995, the Company acquired 67.5% of the outstanding shares of Austad's Holdings, Inc. ("Austad's"), which owned The Austad Company ("TAC"), the publisher of the Austad's catalog featuring golf equipment, apparel and gifts, for a purchase price of $1.8 million in cash. The Company also lent TAC, on a subordinated basis, $2.2 million which bears interest at the rate of 10% per annum and is due by May 2000. The Company also provided a $.4 million loan to TAC which bears interest at a fluctuating rate (8.75% at December 28, 1996 and December 30, 1995) and is secured by a second mortgage on TAC's office and warehouse. The excess purchase price over the fair values of the net assets acquired (goodwill) was $4.5 million. Approximately $1.2 million of customer mailing list intangible assets were also acquired in this transaction. In December 1996, the Company wrote-off the goodwill and mailing lists in accordance with SFAS No. 121 (Note 3).

       On February 16, 1996, former minority shareholders surrendered to Austad's their Austad's shares, amounting to 32.5% of the outstanding shares, and paid approximately $1.1 million in exchange for all the outstanding shares of AGS, Inc. ("AGS"), a South Dakota corporation formed by TAC to hold the existing retail assets and liabilities of TAC. The transaction assumed a value for Austad's and TAC based on the Company's purchase price in the May 1995 acquisition, as adjusted by adding the net income of Austad's and TAC from May 25, 1995 through February 16, 1996.

       As a result of the reorganization, Austad's became a wholly owned subsidiary of the Company. In connection with the reorganization, TAC was released from all future obligations under all store leases. AGS will operate the four existing retail stores acquired from TAC as Austad's stores under license from Austad's. The customer service and fulfillment operations of Austad's were transferred to other Company facilities in the first quarter of 1996, and the Company sold the Austad's South Dakota warehouse and distribution facility in July 1996 for $2.1 million which approximated its book value. The net proceeds were used to pay the outstanding mortgage on the property (Note 8).

       TAC had a revolving credit facility that was secured by substantially all of TAC's assets that expired on February 26, 1996. Such facility was paid off at the February 16th closing with the proceeds from the sale of the retail operations and from the Company's revolving credit facility (Note 8).

       The following represents the unaudited pro forma results of operations for the years ended December 31, 1994 and December 30, 1995 as if these acquisitions had occurred at the beginning of fiscal year 1994.

                                             (In thousands, except per share amounts)
                                                          (Unaudited)
                                                      1994           1995
                                                    --------       --------
 Revenues                                           $840,295       $763,786
                                                    ========       ========

 Income (loss) before extraordinary item            $ 14,305       $(28,083)
                                                    ========       ========

 Net income  (loss)                                 $ 14,170       $(30,160)
                                                    ========       ========

 Per Share:
 Income (loss) before extraordinary item            $    .15       $   (.30)
 Extraordinary item                                       --           (.02)
                                                    --------       --------
 Net income (loss)                                  $    .15       $   (.32)
                                                    ========       ========

       The pro forma information does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented and is not intended to be a projection of future results or trends. Per share amounts are expressed after deducting preferred stock dividends of $.1 and $.2 million in 1994 and 1995, respectively.

       OTHER INVESTMENTS - Other investments, which are recorded in Other assets in the accompanying consolidated balance sheets, include the following:

       Blue Ridge Associates - In January 1994, the Company purchased for $1.1 million, a 50% interest in Blue Ridge Associates ("Blue Ridge"), a partnership which owns the apparel distribution center in Roanoke, Virginia. The remaining 50% interest is held by an unrelated third party. This investment is accounted for by the equity method of accounting. The Company made annual rent payments to the partnership of approximately $.7 million in both 1996 and 1995 as part of a 15 year lease through 2008. The Company also recorded $.1 million in income for its portion of the partnership income in both 1996 and 1995. The Company's investment in Blue Ridge was approximately $.9 million and $1 million at December 28, 1996 and December 30, 1995, respectively. In December 1996, the Company decided to consolidate this facility into its new Roanoke, Virginia distribution facility.

       Regal Communications, Inc. - During 1994, the Company invested approximately $2.7 million in convertible debt securities of Regal Communications, Inc. ("Regal"). In September 1994, Regal filed for protection under Chapter 11 of the United States Code. As a result, during 1994, the Company wrote down the convertible debentures to the estimated fair value of $1.7 million. The $1 million decline in fair value of the investment was considered an other- than-temporary impairment and included in the income statement in 1994. The convertible debt matures on June 15, 2008. In December 1995, a plan of reorganization was confirmed by the Bankruptcy Court and the Company expected to recover the $1.7 million carrying value of its investment, however, only $.8 million of distributions were received through 1996. During 1996, a federal income tax refund due to Regal was reviewed by the Internal Revenue Service (the "IRS"), and the results of this review have been submitted to the Joint Committee of the IRS for approval. Due to the uncertainty that recoverability of substantially all of the remaining investment balance is subject to a favorable outcome, in December 1996, the Company wrote-off the remaining $.9 million balance as the decline in fair value was considered an other than temporary impairment.

       Tiger Direct - In February 1995, the Company entered into an agreement to acquire certain securities of Tiger Direct, Inc. ("Tiger"), a direct marketer of computer software, peripherals and CD-ROM hardware and software. In February 1995, the Company entered into a loan and security agreement with Tiger pursuant to which the Company provided a secured working capital line of credit to Tiger, up to a maximum of $3.0 million, which was loaned under such agreement. In September 1995, due to the continued deterioration of Tiger's financial condition, the Company terminated the securities purchase agreement and sold the loan to a third party and received payment in full for the principal of the loan and interest to the date of sale.

       During the period from February 1995 to September 1995, the Company provided certain services to Tiger and also incurred certain costs related to entering into the loan and security agreements aggregating $.5 million. Under the terms of the agreement, Tiger is required to reimburse the Company for such costs and services rendered. Tiger refused to reimburse the Company for these costs causing the Company to institute an action to recover such costs, which were carried at their estimated realizable value. In February 1997, the Company recovered $.2 million in settlement of such action.

       Boston Publishing Company - In February 1994, the Company acquired a 20% equity interest in Boston Publishing Company ("BPC") and provided secured and unsecured loans to BPC. In August 1994, BPC filed for protection under Chapter 11 of the United States Code.

In 1995, the Company received inventory and the customer mailing list of BPC in payment of its $1.2 million loan and subsequently realized $.3 million upon disposition of these assets and wrote-off the remaining assets.

3.     SPECIAL CHARGES

       In December 1996, the Company recorded special charges aggregating approximately $36.7 million. These charges consist of severance ($3.2 million) and facility exit/relocation costs and fixed asset write-offs ($11.5 million) related to the previously announced downsizing of the Company, as discussed in its December 1996 press release. In addition, the Company's review of the impairment of its long-lived assets of certain under-performing catalogs led to a write-off of $22.0 million.

       Severance - The cost of employee severance includes termination benefits for line and supervisory personnel in fulfillment, telemarketing, MIS, merchandising, and various levels of corporate and catalog management. These costs are recorded in Accrued liabilities in the accompanying consolidated balance sheet at December 28, 1996.

       Facility Exit/Relocation Costs and Fixed Asset Write-Offs - These costs are primarily composed of the Company's decision to relocate from its Weehawken, NJ corporate facility, and consolidate its Roanoke, VA apparel distribution center and Hanover, PA distribution center into its Roanoke home fashion distribution center. The consolidation of these distribution centers and the relocation of the corporate operations is expected to be completed by the end of fiscal 1997. Approximately $6.3 million of these costs are recorded in Accrued liabilities in the accompanying consolidated balance sheet at December 28, 1996.

       In 1995, the Company incurred costs, aggregating approximately $1.5 million, in connection with the consolidation of its fulfillment facilities. These costs include moving expenses, lease termination fees and severance expenses, substantially all of which were paid in 1995. There were no such charges incurred by the Company in 1994.

       Impairment of long-lived assets - The Company considers a history of catalog operating losses to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. The Company has identified the appropriate grouping of assets to be individual catalogs, except where certain catalogs are a part of a group that, together, generate joint cash flows. The assets are deemed to be impaired if a forecast of undiscounted future operating cash flows is less than the carrying amounts. The loss is measured as the amount by which the carrying amount of the assets exceeds its fair value. The Company generally measures fair value by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows and, accordingly, actual results could vary significantly from such estimates. The impairment loss was approximately $22.0 million and is primarily composed of the write-off of goodwill and mailing lists associated with Tweeds, Austad's and The Safety Zone (Note 2). No such charges were recorded by the Company in 1995 and 1994.

4.     WRITE-DOWN OF INVENTORY OF DISCONTINUED CATALOGS

       In 1995, the Company made a decision to discontinue six catalogs. The six discontinued catalogs generated revenues of $20 million, $88 million and $118 million and losses of $5.1 million, $20 million and $4.7 million in 1996, 1995 and 1994, respectively. These losses are attributable to falling revenues due to poor sales on the discontinued catalogs, increasing operating costs and expenses and increasing selling expenses predominantly incurred to create liquidation catalogs. The losses in 1996 and 1995 include provisions of approximately $1.1 million and $8.6 million, respectively, primarily related to the write-down of inventory associated with these catalogs to their net realizable value based on the planned liquidation of such inventory. The $8.6 million write-down in 1995 occurred because the Company anticipated mailing fewer catalogs than originally planned for 1996, which resulted in significantly more merchandise on-hand that needed to be moved through non-catalog channels. The inventory write-down of $1.1 million in 1996 was required due to lower than anticipated recovery rates on liquidation of such inventory. The Company utilizes various methods to dispose of the inventory related to discontinued catalogs, including special sale catalogs, sales sections in other catalogs and liquidations of remaining inventory through off-price merchants. This liquidation process typically takes from six to nine months. These losses represent an incremental provision in excess of the original provision included in cost of sales expense. There were no such charges incurred by the Company in 1994. Fixed overhead expenses, primarily telemarketing and fulfillment costs, that were allocated to the six discontinued catalogs have been absorbed by the operations of the 1995 acquisitions and through cost containment measures instituted by the Company.

5.     SEARS LICENSING AGREEMENT.

       In January 1994, the Company entered into a licensing agreement (the "Sears Agreement") with the direct marketing subsidiary of Sears Roebuck and Co. ("Sears") to produce specialty catalogs for customers of the discontinued Sears catalog. The specialty catalogs included: Show Place, based on the Domestications catalog, Great Kitchens, based on the Colonial Garden Kitchens catalog, and Sears Improvements, based on the Improvements catalog. The Sears Agreement had an initial three-year term and was to continue thereafter unless terminated. In December 1996, the Sears Agreement was terminated by Sears with the last catalogs to be mailed in the first quarter of 1997. Sears terminated the agreement based on the Company's non-compliance with certain operating standards in order fulfillment and certain reporting standards.

        Profits and losses from the venture are shared between the parties on an equal basis until the venture is completed in the first quarter of 1997. In accordance with the Sears Agreement, earnings before interest and taxes ("EBIT") generated by the Sears catalogs is the basis for dividing these profits. The Sears specialty catalogs generated revenues of $82 million, $81 million and $71 million and EBIT of $.3 million, $3.0 million and $2.9 million in 1996, 1995 and 1994, respectively.

       The Company also issued to Sears a performance warrant to purchase 3.5 million shares of Common Stock in 1999 if the licensed business with Sears had revenues of at least $250 million and EBIT of at least $30 million in 1998. Alternately, Sears would have been entitled to purchase 7 million shares of Common Stock in 1999 if the licensed business with Sears had revenues of at least $500 million and EBIT of at least $60 million in 1998. The warrant exercise price was $10.57 per share. Through 1996, no charges have been recorded in connection with the warrants. Due to the termination of the Sears Agreement, the Company believes that the venture wind-up activities will not generate sufficient financial performance to enable Sears to exercise these warrants. The Company believes that the termination of this venture will not have a material impact on the Company's 1997 operating results.

6.     ACCOUNTS RECEIVABLE, NET.

       The Company currently maintains an agreement with an unrelated third party which provides for the sale and servicing of accounts receivable originating from the Company's revolving credit cards. The agreement expires in December 2000. The Company remains obligated to repurchase uncollectible accounts pursuant to the recourse provisions of the agreement and is required to maintain a specified percentage of all outstanding receivables sold under the program as a deposit with the third party to secure its obligations under the agreement. The Company is required to maintain certain financial covenants related to this agreement and has received a waiver for the events of default at December 28, 1996.

       The proceeds to the Company relating to the sale of receivables for 1996, 1995 and 1994 were $39.2 million, $46.2 million and $56.1 million, respectively. At December 28, 1996 and December 30, 1995, the uncollected balances under this program were $33.5 million and $38.6 million, respectively, of which $4.8 million, and $5.5 million respectively, represent deposits under the agreement which are included in Accounts receivable, net. The total reserve balance maintained for the repurchase of uncollectible accounts was $2.5 million and $2.4 million at December 28, 1996 and December 30, 1995, respectively, of which $1.4 million in both years is included in Accrued liabilities and the remaining balance is included in the allowance for doubtful accounts.

       Receivables sold under this agreement are considered financial instruments with off-balance sheet risk as defined in Statement of Financial Accounting Standards No. 105. Because the Company's sales are primarily made to individual customers located throughout the United States, the Company believes there are no concentrations of credit risks.

7.     ACCRUED LIABILITIES.

       Accrued liabilities consist of the following (in thousands):

                                            December 30,   December 28,
                                               1995           1996
                                               ----           ----
Restructuring                                 $    --       $ 9,504
Reserve for future sales returns                5,535         9,036
Compensation                                    5,795         3,968
Taxes                                           3,007         2,696
Reserve for repurchase of accounts
   receivable sold with recourse                1,391         1,389
Other                                          10,241        11,189
                                              -------       -------
     Total                                    $25,969       $37,782
                                              =======       =======


8.   LONG-TERM DEBT.

       Long-term debt consists of the following (in thousands):

                                                         December 30,  December 28,
                                                              1995          1996
                                                              ----          ----
Congress Facility                                           $ 9,931       $22,627
Term Financing Facility                                      20,000        19,000
TAC Revolving Credit Facility                                 2,011            --
NAR Promissory Note                                              --        10,000
6% Mortgage Notes Payable due 1998                            3,139         2,969
Industrial Revenue Bonds with variable interest rates
 averaging 4.1% in 1995 and 3.6% in 1996 due
 2003                                                         8,000         8,000
7.5% Convertible Subordinate Debentures due
 2007                                                           751           751
8.75% Mortgage Note Payable due 2003                          1,718            --
9.25% Senior Subordinated Notes due 1998                     14,000            --
Other                                                            19            16
                                                            -------       -------
                                                             59,569        63,363
Less current portion                                          2,286        10,108
                                                            -------       -------
                                                            $57,283       $53,255
                                                            =======       =======


         In November 1995, the Company replaced their previous $80 million unsecured revolving credit facility (the "Revolver") with a new $75 million secured credit facility (the "Congress Facility") with Congress Financial Corporation ("Congress"), and repaid all amounts outstanding under the Revolver. In addition, all standby letters of credit issued under the previous arrangement were replaced with letters of credit issued by Congress under the Congress Facility.

         Congress Facility - The Congress Facility is comprised of a revolving line of credit of up to $65 million with a three year term ("Congress Revolving Credit Facility") and two year term loans aggregating $10 million ("Revolving Term Notes"). The amount that can be borrowed under the Congress Facility is based on percentages of eligible inventory and accounts receivable from time to time. Beginning in November 1996, Congress lowered the advance rate by which the available inventory is calculated by $4.4 million. This calculation was further reduced by $2.0 million, pending completion of a new inventory appraisal which was completed in March 1997. The Congress Revolving Credit Facility bears interest at 1.25% above CoreStates' prime rate and the Revolving Term Notes bears interest at 1.5% above CoreStates' prime rate. The Congress Facility is secured by all assets of the Company, and the Company was required to maintain a minimum net worth of $80 million, and working capital of $26 million. In addition, the Congress Facility places limitations on the incurrence of additional indebtedness. The rates of interest related to the Congress Revolving Credit Facility and Revolving Term Notes at such dates were 9.50% and 9.75%, respectively. At December 28, 1996 and December 30, 1995, the Company had $13.7 million and no outstanding borrowings under the Congress Revolving Credit Facility and $8.9 million and $9.9 million outstanding under the Revolving Term Notes, respectively. The face amount of unexpired documentary letters of credit at December 28, 1996 and December 30, 1995, were $4.5 million and $4.2 million, respectively. At December 28, 1996 unused borrowing capacity under the Congress Facility was $26.0 million. In 1995, the Company issued under the Congress Facility, $31.2 million of standby letters of credit which included
$8.6 million related to the Industrial Revenue Bonds due 2003, and $20.3 million related to the Term Financing Facility.

         The Congress Facility was amended in February 1996 to permit the reorganization of Austad's (Note 2) and was further amended in April 1996 to permit borrowings of an additional $4 million over the borrowing base formula until the closing of the Company's $50 million rights offering (the "Rights Offering") in August 1996 (Note 9), subject to the $75 million limit of the Congress Facility. Also in April 1996, the minimum working capital and net worth requirements contained in the Congress Facility and in the indenture relating to the 9.25% Senior Subordinated Notes due 1998 ("9.25% Notes") were reduced by $5 million to $21 million and $75 million, respectively. In May 1996, the net worth and working capital covenants were further amended to take into account a $25 million advance by NAR Group Limited ("NAR") until its repayment with the proceeds of the Rights Offering in August 1996 (Note 9). In September 1996, working capital was amended again to take into account the $10 million advance by Intercontinental Mining & Resources Incorporated, an affiliate of NAR ("IMR"). The net worth covenant was further amended to $70 million in December 1996 and Congress agreed to address the 1997 net worth covenant level after a review of the Company's business plan. As a result of the operating losses incurred in 1996, the Company was not in compliance with the working capital and net worth covenants for which the Company received waivers from Congress (Note
18).

         Term Financing Facility - The Company borrowed $10 million in each of 1994 and 1995 under a Term Financing Facility. The interest rate on the Term Financing Facility is based on the equivalent rate of A-1 commercial paper existing at the time of each borrowing. The face rate ranged from 5.47% to 5.73%, and 5.73% to 6.02% at December 28, 1996 and December 30, 1995,
respectively. The Term Financing Facility was reduced by an annual sinking fund payment of $1.0 million in October 1996 and requires annual sinking fund payments of $1.0 million from October 1997 though October 1999 with this amount increasing to $1.6 million for each of the ten years thereafter. The Term Financing Facility continues to be outstanding and in effect under its original terms.

         In December 1996, the Company finalized its agreement (the "Reimbursement Agreement") with Richemont Finance S.A. ("Richemont"), who along with the family of Alan G. Quasha, Chairman of the Board of the Company, jointly own NAR, that provided the Company with approximately $27.9 million of letters of credit through Swiss Bank Corporation's, New York Branch, to replace letters of credit which were issued under the Congress Facility. These letters of credit were issued for $8.6 million related to the Industrial Revenue Bonds due 2003 and $19.3 million related to the Term Financing Facility. The letters of credit will expire on February 18, 1998 and carry an interest rate of 3.5% above the prime rate, currently 11.75%, payable to Richemont quarterly on amounts drawn under the letters of credit. The Company paid a facility fee of $1.4 million which was equal to 5% of the principle amount of the letters of credit as well as other fees incurred in connection with providing the facility as of December 28, 1996. In the event that the Company has not paid in full, by the expiration date, any outstanding balances under the letters of credit, Richemont shall have the option, exercisable at any time prior to payment in full of all amounts outstanding under the letters of credit to convert such amount into common stock of the Company at the mean of the bid and ask prices of the Company's Common Stock on November 8, 1996, or the mean of the bid and ask prices of the Company's Common Stock on each of the thirty days immediately prior to the date of exercise of the conversion privilege. The Reimbursement Agreement is subordinate to the Congress Facility. On December 5, 1996, Richemont advanced the Company $10 million against the anticipated $27.9 million line of credit. The Company repaid the $10 million loan after the letter of credit agreement was in place on December 19, 1996.

         The TAC Revolving Credit Facility - The TAC Revolving Credit Facility was paid off with the proceeds from the Congress Facility and with the proceeds from the sale of the retail operations, on February 16, 1996 (Note 2), and was classified as a long-term obligation at December 30, 1995.

         NAR Promissory Note - In September 1996, IMR loaned the Company $10 million as evidenced by a subordinated promissory note (the "NAR Promissory Note"). This loan bears interest at prime plus 1.5%, was due on November 14, 1996 and, if it is not repaid before May 15, 1997, is convertible at the option of NAR into shares of Common Stock at the lower of the fair market value thereof on the date of execution or the then current fair market value thereof. The NAR Promissory Note is subordinate to the Congress Facility and is excluded from the working capital covenant calculation. NAR has agreed to apply $10 million of the Company's indebtedness to acquire $10 million of the Company's Common Stock pursuant to the 1997 Rights Offering (Note 18). As a result, the classification of this debt remains long-term.

         6% Mortgage Notes Payable due 1998 - In connection with The Company Store acquisition, subsidiaries of the Company executed and delivered two secured notes in the aggregate amount of $3.5 million with interest at 6% per annum with principal and interest payments payable monthly on a fifteen-year amortization schedule with the remaining balance due in August 1998. The mortgage notes payable are non-recourse notes and are not guaranteed by the Company. The mortgage notes payable are secured by the manufacturing and office facilities of The Company Store. The amounts outstanding were $3.0 million and $3.1 million at December 28, 1996 and December 30, 1995, respectively.

         Industrial Revenue Bonds due 2003 - The Industrial Revenue Bonds are due on December 1, 2003 and are secured by the related assets purchased from the proceeds of the bonds and by an irrevocable letter of credit in the amount of $8.6 million. The obligations are guaranteed by the Company.

         8.75% Mortgage Note Payable due 2003 - TAC's 8.75% Mortgage Note Payable is reflected as an obligation of the Company at December 30, 1995 in consequence of the corporate reorganization, completed in February 1996 (Note
2). Pursuant to the reorganization, TAC's retail business was split off to Mr. David Austad and certain of his family members, in exchange for their 32.5% interest in Austad's (and a cash payment of $1.1 million) and the Company became the owner of all the outstanding capital shares of TAC. The 8.75% Mortgage Note Payable was secured by the TAC warehouse and distribution facility in South Dakota. That facility's operations were largely transferred to other Company facilities. This note was paid in July 1996 from the proceeds of the sale of the facility.

         9.25% Senior Subordinated Notes due 1998 - At December 28, 1996 and December 30, 1995, the Company had $0 and $14.0 million of 9.25% Notes outstanding, respectively. In August 1996, the principal amount due under the 9.25% Notes was repaid from the proceeds of the Rights Offering (Note 9).

         In November 1995, IMR purchased the 9.25% Notes from a third party in connection with the refinancing of the indebtedness under the Congress Facility. The Company paid NAR a commitment fee of $105,000 upon the signing of a repurchase and option agreement and a fee of $210,000 (1.5% of the outstanding principal amount of the 9.25% Notes acquired by IMR) upon the funding, as well as all expenses incurred by NAR in performing its obligation. The Company also extended by two years the terms of the warrants to purchase 5,033,735 shares held by NAR and IMR to August 1, 1998. The Company recorded as debt issuance costs approximately $1.2 million, representing the fair value of the warrant extensions as determined using the Black Scholes model. Such costs were being amortized over the life of the 9.25% Notes. The Company has also agreed to indemnify NAR against any and all claims or losses asserted against it or incurred by it relating to the transactions contemplated by the repurchase and option agreement.

         Extraordinary Items - As a result of the replacement of the Revolver, the purchase by IMR of the 9.25% Notes and early repayment of 9.25% Notes from the proceeds of the Rights Offering, the Company wrote-off approximately $1.8 million and $1.1 million of unamortized debt issuance costs as extraordinary items due to the early extinguishment of debt for 1995 and 1996, respectively.

         General - At December 28, 1996, the aggregate annual principal and sinking fund payments required on all long-term debt instruments are as follows (in thousands): 1997 - $10,102; 1998 - $27,497; 1999 - $1,000; 2000 - $1,600;
2001 - $1,600 and thereafter - $21,551.

9.  RIGHTS OFFERING.

         The Company commenced its $50 million Rights Offering on July 19, 1996. Holders of record of the Company's Common Stock, 6% Series A Convertible Additional Preferred Stock and Series B Convertible Additional Preferred Stock as of July 18, 1996, were eligible to participate in the Rights Offering. The Rights were exercisable at a price of $1.03 per share.

Shareholders received 0.51 Rights for each share of Common Stock held, 3.72 rights for each share of Series A Convertible Additional Preferred Stock held and 0.77 rights for each share of Series B Convertible Additional Preferred Stock held as of the record date. The Rights Offering closed on August 23, 1996.

         Due to the Company's continued operating losses, the Company requested that NAR advance up to $25 million against all the Rights distributed to it and/or its commitment to purchase all of the unsubscribed shares. In May 1996, NAR advanced the Company $25 million under a promissory note (Note 8). Under the provisions of the promissory note, the Company repaid NAR the $25 million advance plus accrued interest upon the closing of the Rights Offering.

         The Company issued 48,748,785 shares pursuant to the Rights Offering which generated proceeds of approximately $48 million, net of expenses. NAR received rights entitling it to purchase 24,015,964 shares in the Rights Offering and exercised such rights. In addition, the Company and NAR entered into a Standby Purchase Agreement, pursuant to which NAR purchased 6,898,866 shares not subscribed by shareholders and received approximately $.5 million as a fee. The proceeds of the Rights Offering were used by the Company: (i) to repay the $14 million principal amount of 9.25% Notes held by an affiliate of NAR plus accrued interest, (ii) to repay the $25 million principal amount advanced under the promissory note plus accrued interest and (iii) to repay approximately $9 million under the Congress Facility. The Company recorded an extraordinary expense related to the early extinguishment of the 9.25% Notes, representing a write-off of the unamortized debt issuance costs of approximately $1.1 million.

10.  CAPITAL STOCK.

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

         The 6% Preferred Stock was convertible into Common Stock of the Company over a three year period in equal amounts on September 30, 1994, 1995 and 1996. The conversion price was an amount equal to the average of the per share closing prices for the five trading days preceding the conversion dates. The Company converted each of the one third equal portions of the 234,900 issued shares of the 6% Preferred Stock into 819,733, 427,785 and 189,818 shares of Common Stock plus accrued dividends on September 30, 1996,1995 and 1994, respectively. The Company elected to pay cash dividends of $.1 million related to the September 1994 conversion.

         Series B Convertible Additional Preferred Stock - In February 1995, the Company issued 634,900 shares of its Class B Convertible Additional Preferred Stock ("Series B Stock") to acquire the remaining 80% of the outstanding common stock of Aegis Safety Holdings, Inc. ("Aegis"), publisher of The Safety Zone catalog. The Series B Stock has a stated value of $10 per share. Non-cumulative dividends will accrue and be paid at 5% per annum during each of the first three years if Aegis attains at least $1 million in earnings before interest and taxes each year. In years four and five, dividends are cumulative and will accrue and be paid at 7% per annum and are not contingent on the achievement of any earnings target. Dividends were not paid in 1996 and 1995 based on The Safety Zone catalog's operating results in each respective year.

         The Series B Stock is convertible at any time, at $6.66 per share, subject to antidilution, at the option of the holder and is convertible at the Company's option if the market value of the Company's Common Stock is greater than $6.66 per share, subject to antidilution, for 20 trading days in any consecutive 30 day trading period or at the holder's option from time to time. If, after five years, the Series B Stock is not converted, it is mandatorily redeemable, at the Company's option, in cash or for 952,352 shares of the Company's Common Stock provided the market value of the stock is at least $6.33 per share, subject to antidilution. If the market value of the Company's Common Stock does not meet this minimum, the redemption rate is subject to adjustment which would increase the number of shares for which the Series B Stock is redeemed. In December 1996, the Company filed a registration statement on form S-3 with the Securities and Exchange Commission registering 952,352 shares of the Company's Common Stock related to the future conversion of the Series B Stock.

         The fair value of the Series B Stock, which is based on an independent appraisal, was $.9 million less than the stated value at February 1995. This discount is being amortized over a five year period and resulted in a charge of $.2 million to preferred stock dividends in the statement of income in 1996 and 1995.

         Warrants - The warrants outstanding at December 28, 1996 are as follows:

           WARRANTS       EXERCISE    EXPIRATION
            ISSUED         PRICE        DATE
           ---------      --------    ----------
           1,728,923       $2.16        8/01/98
           3,542,292        2.59        8/01/98
             375,275        1.95        8/01/98
           ---------
           5,646,490
           =========

         All of the above issued warrants are held by NAR and its affiliates. The Company agreed to extend the terms of the warrants held by NAR and its affiliates by two years in consideration of IMR's purchase of the 9.25% Notes from a third party in November of 1995 (Note 8). The original terms of these warrant agreements contain certain antidilution provisions which increased, in aggregate, the warrants by 612,755 from 5,033,735 to 5,646,490 due to the Rights Offering (Note 9). The antidilution provisions resulted in an adjustment to the previous exercise prices of $2.42, $2.91 and $2.49, respectively.

         General - At December 28, 1996, there were 144,647,898 shares of Common Stock and 634,900 shares of Series B Stock outstanding. Additionally, an aggregate of 18,810,956 shares of Common Stock were reserved for issuance pursuant to (i) the exercise of outstanding options 11,045,000, (ii) the exercise of outstanding warrants 5,646,490, (iii) the Executive Equity Incentive Plan 640,498, and (iv) the All Employee Equity Investment Plan 1,478,968.

         Dividend Restrictions - The Company is restricted from paying dividends on its Common Stock or from acquiring its capital stock by certain debt covenants contained in agreements to which the Company is a party.


11.   STOCK BASED COMPENSATION PLANS

         At December 28, 1996, the Company has thirteen stock based compensation plans. In accordance with the provisions of SFAS No.123, the Company has recorded a compensation charge of $.5 million. The effects of applying SFAS No. 123 for recognizing compensation costs are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996 and additional awards in the future are anticipated. The information below details each of the respective plans, including the changes during the years presented.

         1978 Stock Option Plan - Pursuant to the Company's Stock Option Plan (the "1978 Plan"), an aggregate of 2,830,519 shares were approved for issuance to employees and consultants of the Company. The option price and the periods over which an option is exercisable are specified by the Compensation Committee of the Board of Directors.

         Options expire five years from the date of grant and generally vest over three to four years. Payment for shares purchased upon the exercise of an option shall be in cash or stock of the Company. If paid in cash, a partial payment may be made with the remainder in installments evidenced by promissory notes at the discretion of the Compensation Committee. Changes in options outstanding, expressed in numbers of shares, are as follows:

                                  1994            1994       1995            1995        1996         1996
                                  ----            ----       ----            ----        ----         ----
                                                WEIGHTED                    WEIGHTED                WEIGHTED
                                                 AVERAGE                     AVERAGE                 AVERAGE
                                                EXERCISE                    EXERCISE                EXERCISE
                                 SHARES           PRICE      SHARES          PRICE      SHARES       PRICE
                                 ------           -----      ------          -----      ------       -----
Options outstanding,
beginning of period             365,250           $3.95     496,050           $3.60     90,000      $2.42
Granted                         162,000           $3.50      70,000           $2.11         --         --
Exercised                        (1,000)          $5.00          --              --         --         --
Forfeited                        (9,500)          $5.00    (142,000)          $3.50         --         --
Expired                         (20,700)          $8.29    (334,050)          $3.65    (20,000)     $3.50
                                -------                    --------                    -------
Options outstanding,
end of period                   496,050           $3.60      90,000           $2.42     70,000      $2.11
                                ========                   ========                    =======
Options exercisable, end
of period                       334,050           $3.65      20,000           $3.50     23,333      $2.11
                                ========                   ========                    =======

         The options outstanding at December 28, 1996 have exercise prices between $1.75 and $2.25 with a weighted average contractual life of 3.8 years.

         In June 1994, one director was granted non-qualified options to purchase shares at an exercise price of $6.125 per share, of which 50,000 shares will expire in March 2000. In September 1992, six directors were granted options to purchase 20,000 shares each, at the market price, which at the time was $1.75 per share. These option grants were approved at the 1993 Annual Meeting of Shareholders and the options expire in 1997.


         Executive Equity Incentive Plan - In December 1992, the Board of Directors adopted the 1993 Executive Equity Incentive Plan (the "Incentive Plan"). The Incentive Plan was approved by shareholders at the 1993 Annual Meeting. Pursuant to the Incentive Plan, options to purchase shares of the Company's Common Stock will be granted from time to time by the Compensation Committee of the Board of Directors to selected executives of the Company or its affiliates. For each such option granted up to a maximum of 250,000, the selected executive will receive the right to purchase on a specified date (the "Tandem Investment Date") a number of shares of the Company's Common Stock ("Tandem Shares") equal to one-half the maximum number of shares of the Company's Common Stock covered by such option. An aggregate of 2,400,000 shares of the Company's Common Stock have been reserved for issuance under the Incentive Plan. Company financing is available under the Incentive Plan to pay for the purchase price of the Tandem Shares. Changes in shares and options outstanding, expressed in numbers of shares, for the Incentive Plan are as follows:

                                           1994           1994            1995           1995           1996             1996
                                           ----           ----            ----           ----           ----             ----
                                                        WEIGHTED                       WEIGHTED                        WEIGHTED
                                                        AVERAGE                         AVERAGE                         AVERAGE
                                                        EXERCISE                       EXERCISE                        EXERCISE
                                           SHARES        PRICE            SHARES        PRICE          SHARES           PRICE
                                           ------        -----            ------        -----          ------           -----
  Shares outstanding,
  beginning of period                      663,830                       753,830                       877,163
  Shares purchased                          90,000                       143,333                       200,000
  Shares forfeited                              --                       (20,000)                      (16,667)
                                         ---------                     ---------                    ----------
  Shares outstanding, end
  of period                                753,830                       877,163                     1,060,496
                                         =========                     =========                    ==========
  Options outstanding,
  beginning of period                    1,101,000        $2.69        1,073,836        $2.98        1,021,170          $2.66
  Granted                                  180,000        $4.56          286,666        $2.53          350,000          $1.00
  Forfeited                              (207,164)        $2.70        (339,332)        $3.59        (730,672)          $2.68
                                         ---------                     ---------                    ----------
  Options outstanding, end
  of period                              1,073,836        $2.98        1,021,170        $2.66          640,498          $1.73
                                         =========                     =========                    ==========
  Options exercisable, end
  of period                                     --           --               --           --          173,832          $2.56
                                         =========                     =========                    ==========

  Weighted average fair
  value of options granted
  during the year                                                                                   $      .67             --


         The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1996: risk free interest rate of 6.06% - 6.37%, expected lives of 6 years, expected volatility of 39.07% - 40.81%, expected dividends of $0.

  The following table summarizes information about stock options outstanding at December 28, 1996:

                                       Options Outstanding                             Options Exercisable
                                         Weighted Average
Range of           Number Outstanding      Remaining       Weighted Average    Number Exercisable   Weighted Average
Exercise Prices       at 12/28/96       Contractual Life     Exercise Price        at 12/28/96        Exercise Price
---------------       -----------       ----------------     --------------        -----------        --------------
     $1.00             350,000               5.5                 $1.00                    0              $1.00
$2.50 to $3.00         290,498               3.1                 $2.61              173,832              $2.56
$1.00 to $3.00         640,498               4.4                 $1.73              173,832              $2.56


         Options granted under the Incentive Plan become exercisable three years after the dates of grant and expire six years from the dates of grant. The purchase price shall be paid in full at the time of purchase in cash or shares of the Company's Common Stock valued at their fair market value or in a combination thereof. The amount of amortization charged to expense was approximately $(.3) million, $.1 million and $.1 million for 1996, 1995 and 1994, respectively, net of forfeitures.

         Changes to the notes receivable related to the Incentive Plan are as follows:

                                                       1994         1995          1996
                                                   ----------   ----------    ----------
Notes receivable balance beginning of period       $1,424,000   $1,522,000    $1,651,000
Additions                                             328,000      229,000       200,000
Payments                                             (230,000)    (100,000)     (111,000)
                                                   ----------   ----------    ----------
Notes receivable end of period                     $1,522,000   $1,651,000    $1,740,000
                                                   ==========   ==========    ==========


         Under the terms of the Incentive Plan, the purchase price for shares is based upon the market price at the date of purchase, and payment is made in the form of a 20% cash down payment and a six year note that bears interest at the mid-term applicable federal rate, as determined by the Internal Revenue Service, as of the month of grant of such shares. The Incentive Plan participants purchased shares at prices ranging from $1.00 to $4.94 with the Company accepting notes bearing interest at rates ranging from 5.00% to 7.75%.

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

         Changes in shares outstanding and available for grant, expressed in numbers of shares for the Investment Plan are as follows:

                                            1994             1995             1996
                                         ---------        ---------        ---------
Shares outstanding, beginning of
 period                                    211,883          380,563          508,134
Shares purchased                           260,124          216,931           80,550
Shares Forfeited                           (91,444)         (89,360)         (67,652)
                                         ---------        ---------        ---------
Shares outstanding end of period           380,563          508,134          521,032
                                         =========        =========        =========
Shares available for grant, end of
 period                                  1,619,437        1,491,866        1,478,968
                                         =========        =========        =========


         The difference between the market price and the discounted price aggregated approximately $0, $.2 million and $.4 million in 1996, 1995 and 1994, respectively. These amounts have been reduced by approximately $.3 million in 1996 and $.2 million in 1995 and have been charged to amortization expense.

         Restricted Stock Award Plan - In December 1992, the Board of Directors adopted the 1993 Restricted Stock Award Plan (the "Restricted Stock Plan"). An aggregate of 500,000 shares of the Company's Common Stock have been reserved for issuance under the Restricted Stock Plan. During 1993, 224,300 shares were awarded to participants aggregating $.8 million. Such amount has been amortized over a three-year vesting period. The amount of amortization charged to expense was approximately $.2 million in 1995, net of forfeitures.

         Incentive Compensation Plan - Bonus arrangements with certain executives and key employees generally provide for additional compensation based upon the attainment of certain profit levels, as well as other performance measures. These bonuses approximated an aggregate of $.5 million, $1.5 million and $1.1 million in 1996, 1995 and 1994, respectively. Under the bonus plan, 25% of the bonus is deferred and payable in cash or restricted stock that vests over a three year period.

         The Chief Executive Officer (the "CEO") Tandem Plan - Pursuant to the Company's Tandem Plan (the "Tandem Plan") the right to purchase an aggregate of 1,000,000 shares of Common Stock and an option to purchase 2,000,000 shares of Common Stock was approved for issuance to the CEO. The option price represents the average of the low and high fair market value of the common stock on August 23, 1996, the date of the closing of the Rights Offering. The option is subject to antidilution provisions and due to the Company's 1996 Rights Offering were adjusted to 1,510,000 shares of Common Stock and 3,020,000 options.

         The options expire 10 years from the date of grant and vest over four years. Payment for shares purchased upon the exercise of the option shall be in cash or stock of the Company.

         Options outstanding, granted and the weighted average exercise prices are as follows:

                                                                    1996
                                                                    ----
                                                                  Weighted
                                                                   Average
                                                                  Exercise
                                               Shares               Price
                                               ------               -----
Options outstanding, beginning of period              --
Granted                                        3,020,000            1.16
Forfeited                                             --              --
Expired                                               --              --
                                              ----------

Options outstanding, end of period             3,020,000            1.16
                                              ==========
Options exercisable, end of period                    --              --
Weighted average fair value of options,
granted during year                           $      .77              --

         The options outstanding at December 28, 1996 have an exercise price of $1.16 with a weighted average contractual life of 9.25 years.

         The fair value of each option granted is estimated on the date of grant using the Black- Scholes option-pricing model with the following weighted average assumptions for grants in 1996: risk free interest rate of 6.79%, expected lives of 9.85 years, expected volatility of 45.02% and expected dividends of $0.

         The CEO Performance Year Plan - Pursuant to the Company's Performance Year Plan (the "Performance Plan") an option to purchase an aggregate of 1,000,000 shares of Common Stock was approved for issuance to the CEO. The option price represents the average of the low and high fair market value of the Common Stock on August 23, 1996, the date of the closing of the Rights Offering.

         The options expire 10 years from the date of grant and vest over four years. The options are based upon performance as defined by the Compensation Committee of the Board of Directors. Should a performance target not be attained, the option is carried over to the succeeding year in conjunction with that year's option until the expiration date. Payment for shares purchased upon the exercise of the options shall be in cash or stock of the Company.

         Options outstanding, granted and the weighted average exercise prices are as follows:

                                                               1996
                                                               ----
                                                             Weighted
                                                              Average
                                                             Exercise
                                                Shares         Price
                                                ------         -----
Options outstanding, beginning of period              --          --
Granted                                        1,000,000       $1.16
Forfeited                                             --          --
Expired                                               --          --
                                              ----------
Options outstanding, end of period             1,000,000       $1.16
                                              ==========

Options exercisable, end of period                    --          --

Weighted average fair value of options
 granted during the year                      $      .77          --

         The options outstanding at December 28, 1996 have an exercise price of $1.16 with a weighted average contractual life of 9.25 years.

         The fair value of each option granted is estimated on the date of grant using the Black- Scholes option-price model with the following weighted average assumptions or grants in 1996: risk free interest rate of 6.79%, expected lives of 9.85 years, expected volatility of 45.02% and expected dividends of $0.

         The CEO Closing Price Option Plan - Pursuant to the Company's Closing Price Option Plan (the "Closing Price Plan") an option to purchase an aggregate of 2,000,000 shares of Common Stock was approved for issuance to the CEO. The option price represents the average of the low and high fair market value of the Common Stock on August 23, 1996, the date of the closing of the Rights Offering.

         The options expire 10 years from the date of grant and vest based upon the performance of the Company's stock price over a consecutive 91 calendar day period as defined by the Compensation Committee of the Board of Directors. The performance period has a range of 6 years beginning August 23, 1996, the date of the closing Rights Offering. Payment for shares purchased upon the exercise of the options shall be in cash or stock of the Company.

         Options outstanding, granted and the weighted average exercise prices are as follows:

                                                               1996
                                                               ----
                                                              Weighted
                                                              Average
                                                              Exercise
                                                Shares         Price
                                                ------         -----
Options outstanding, beginning of period              --          --
Granted                                        2,000,000       $1.16
Cancelled                                             --          --
Expired                                               --          --
                                              ----------
Options outstanding, end of period             2,000,000       $1.16
                                              ==========
Options exercisable, end of period                    --          --


Weighted average fair value of  options
granted during the year                       $      .17          --


         The options outstanding at December 28, 1996 have an exercise price of $1.16 with a weighted average contractual life of 9.25 years.

         The fair value of each option granted is estimated on the date of grant using the Black Scholes option-price model utilizing a Monte Carlo simulation with the following weighted average assumptions for grants in 1996: risk free interest rate of 6.79%, expected lives of 9.85 years, expected volatility of 45.02% and expected dividends of $0.

         The CEO Six Year Stock Option Plan - Pursuant to the Company's Six Year Stock Option Plan (the "Six Year Plan") an option to purchase an aggregate of 250,000 shares of Common Stock was approved for issuance to the CEO from NAR. The option price represents the average of the low and high fair market value of the Common Stock on August 23, 1996, the date of the closing of the Rights Offering. The option is subject to antidilution provisions and due to the Company's 1996 Rights Offering was adjusted to 377,500 options.

         The options expire 6 years from the date of grant and vest after one year. Payment for shares purchased upon the exercise of the options shall be in cash or stock of the Company.

         Options outstanding, granted and the weighted average exercise prices are as follows:

                                                             1996
                                                             ----
                                                           Weighted
                                                           Average
                                                           Exercise
                                                Shares       Price
                                                ------       -----
Options outstanding, beginning of period            --          --
Granted                                        377,500       $1.16
Forfeited                                           --          --
Expired                                             --          --
                                              --------
Options outstanding, end of period             377,500       $1.16
                                              ========
Options exercisable, end of period                  --          --

Weighted average fair value of options              --          --
granted during the year                       $    .60          --


         The options outstanding at December 28, 1996 have an exercise price of $1.16 with a weighted average contractual life of 5.25 years.

         The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1996: risk free interest rate of 6.42%, expected lives of 5.85 years, expected volatility of 45.02% and expected dividends of $0.

         The CEO Seven Year Stock Option Plan - Pursuant to the Company's Seven Year Stock Option Plan (the "Seven Year Plan") an option to purchase an aggregate of 250,000 shares of Common Stock was approved for issuance to the CEO from NAR. The option price represents the average of the low and high fair market value of the Common Stock on August 23, 1996, the date of the closing of the Rights Offering. The option is subject to antidilution provisions and due to the Company's 1996 Rights Offering was adjusted to 377,500 options.

         The options expire 7 years from the date of grant and vest after two years. Payment for shares purchased upon the exercise of the options shall be in cash or stock of the Company.

         Options outstanding, granted and the weighted average exercise prices are as follows:

                                                            1996
                                                            ----
                                                           Weighted
                                                           Average
                                                           Exercise
                                               Shares        Price
                                               ------        -----
Options outstanding, beginning of period            --          --
Granted                                        377,500       $1.16
Forfeited                                           --          --
Expired                                             --          --
                                              --------
Options outstanding, end of period             377,500       $1.16
                                              ========
Options exercisable, end of period                  --          --
Weighted average fair value of options
 granted during the year                      $    .65          --


         The options outstanding at December 28, 1996 have an exercise price of $1.16 with a weighted average contractual life of 6.25 years.

         The fair value of each option granted is estimated on the date of grant using the Black - Scholes option-pricing model with the following weighted average assumptions for grants in 1996: risk free interest rate of 6.53%, expected lives of 6.85 years, expected volatility of 45.02% and expected dividends of $0.

         The CEO Eight Year Stock Option Plan - Pursuant to the Company's Eight Year Stock Option Plan (the "Eight Year Plan") an option to purchase an aggregate of 250,000 shares of Common Stock was approved for issuance to the CEO from NAR. The option price represents the average of the low and high fair market value of the Common Stock on August 23, 1996, the date of the closing of the Rights Offering. The option is subject to antidilution provisions and due to the Company's 1996 Rights Offering was adjusted to 377,500 options.

         The options expire 8 years from the date of grant and vest after three years. Payment for shares purchased upon the exercise of the options shall be in cash or stock of the Company.

         Options outstanding, granted and the weighted average exercise prices are as follows:


                                                             1996
                                                             ----
                                                            Weighted
                                                            Average
                                                            Exercise
                                              Shares          Price
                                              ------          -----
Options outstanding, beginning of period            --          --

Granted                                        377,500       $1.16
Forfeited                                           --
Expired                                             --          --
                                              --------

Options outstanding, end of period             377,500       $1.16
                                              ========
Options exercisable, end of period                  --          --
Weighted average fair value of options
granted during the year                       $    .69          --


         The options outstanding at December 28, 1996 have an exercise price of $1.16 with a weighted average contractual life of 7.25 years.

         The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1996: risk free interest rate of 6.62%, expected lives of 7.85 years, expected volatility of 45.02% and expected dividends of $0.

         The CEO Nine Year Stock Option Plan - Pursuant to the Company's Nine Year Stock Option Plan (the "Nine Year Plan") an option to purchase an aggregate of 250,000 shares of common stock was approved for issuance to the CEO from NAR. The option price represents the average of the low and high fair market value of the common stock on August 23, 1996, the date of the closing of the Rights Offering. The option is subject to antidilution provisions and due to the Company's 1996 Rights Offering was adjusted to 377,500 options.

         The options expire 9 years from the date of grant and vest after four years. Payment for shares purchased upon the exercise of the options shall be in cash or stock of the Company.

         Options outstanding, granted and the weighted average exercise prices are as follows:


                                                            1996
                                                            ----
                                                          Weighted
                                                           Average
                                                          Exercise
                                               Shares       Price
                                               ------       -----
Options outstanding, beginning of period            --          --
Granted                                        377,500       $1.16
Forfeited                                           --          --
Expired                                             --
                                              --------

Options outstanding, end of period             377,500       $1.16
                                              ========
Options exercisable, end of period                  --          --
Weighted average fair value of options
 granted during the year                      $    .74          --

         The options outstanding at December 28, 1996 have an exercise price of $1.16 with a weighted average contractual life of 8.25 years.

         The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1996: risk free interest of 6.73%, expected lives of
8.85 years, expected volatility of 45.02% and expected dividends of $0.

         1996 Stock Option Plan - Pursuant to the Company's 1996 Stock Option Plan (the "1996 Plan"), an aggregate of 3,445,000 shares were approved for issuance to employees of the Company. The option exercise price shall be the fair market value as of the date of grant. The total options granted to an employee is one half performance based. The changes for each type of option (performance based and non-performance based) are presented in separate tables that follow.

         Options expire after 10 years, unless an employee owns stock possessing more than 10% of the total combined voting power of all classes of stock, in which case the option would expire after 5 years. Payment for shares purchased upon the exercise of an option shall be in cash or stock of the Company.

NON-PERFORMANCE BASED


                                                              1996
                                                              ----
                                                            WEIGHTED
                                                             AVERAGE
                                                            EXERCISE
                                                SHARES        PRICE
                                                ------        -----
Options outstanding, beginning of period              --         --
Options granted                                1,722,500       $.98
Options forfeited                                     --         --
Options expired                                       --         --
                                              ----------
Options outstanding, end of period             1,722,500       $.98
                                              ==========

Options exercisable, end of period                    --         --

Weighted average fair value of options
   granted during the year                    $      .67         --


         The options outstanding at December 28, 1996 have exercise prices between $.69 and $1.00 with a weighted average contractual life of 9.9 years.

         The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1996: risk free interest rate of 6.80%, expected lives of 7 years, expected volatility of 45.35% and expected dividends of $0.

PERFORMANCE BASED

                                                              1996
                                                              ----
                                                            WEIGHTED
                                                            AVERAGE
                                                            EXERCISE
                                                SHARES        PRICE
                                                ------        -----
Options outstanding, beginning of period              --         --
Options granted                                1,722,500       $.98
Options forfeited                                     --         --
Options expired                                       --         --
                                              ----------
Options outstanding, end of period             1,722,500       $.98
                                              ==========

Options exercisable, end of period                    --         --

Weighted average fair value of options
  granted during the year                     $      .67         --


         The options outstanding at December 28, 1996 have exercise prices between $.69 and $1.00 with a weighted average contractual life of 9.9 years.

         The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1996: risk free interest rate of 6.80%, expected lives of 7 years, expected volatility of 45.35% and expected dividends of $0.

12.   EMPLOYEE BENEFIT PLANS.

         Hanover Direct, Inc. Savings Plan - The 401(k) Savings and Retirement Plan (the "401(k) Plan") allows eligible employees to contribute a percentage of their annual compensation to the 401(k) Plan. The Company makes matching contributions of one-third of the employees' pre-tax contributions up to a maximum of 6%. Participants may invest contributions in various investment funds or in the Company's Common Stock.

         The Company's contributions charged to expense for 1996, 1995 and 1994 were approximately $.4 million, $.6 million and $.6 million, respectively.

         Supplemental Retirement Plan - The Supplemental Retirement Plan (the "Retirement Plan") allows eligible employees to make contributions to a trust where the contributions are invested by the trust for each participant in a tax free money market fund. The Company makes matching contributions. Company contributions charged to expense in 1996, 1995 and 1994 amounted to approximately $.1 million, $.2 million and $.2 million, respectively.

         The Retirement Plan permits eligible employees to contribute up to 4% of their salary. The Company matches all participant contributions, up to 50% of their contributions with a cap of 2%. The Retirement Plan is not tax-qualified under the applicable provisions of the Internal Revenue Code of 1986, as amended.

13. INCOME TAXES - At December 28, 1996, the Company had net operating loss carryfowards ("NOLs") totalling $241.2 million, which expire as follows: In the year 2001 - $17.3 million, 2003 - $14.6 million, 2004 - $14.3 million, 2005 -
$20.6 million, 2006 - $46.9 million, 2007 - $27.7 million, 2010 - $22.7 million and 2011 - $77.1 million. The Company also has $1 million of general business tax credit carryforwards that expire in 2000 through 2009. The Company's available NOLs for tax purposes consists of $91.4 million of NOLs subject to a $4 million annual limitation under Section 382 of the Internal Revenue Code of 1986 and $149.8 million of NOLs not subject to a limitation. The unused portion of the $4 million annual limitation for any year may be carried forward to succeeding years to increase the annual limitation for those succeeding years.

         SFAS No. 109 requires that the future tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be "more likely than not". Despite incurring additional NOLs of $22.7 million in 1995 and $77.1 million in 1996, management believes that the Company will be able to utilize up to $43 million of NOLs based upon the Company's assessment of numerous factors, including its planned restructuring and future operating plans.

         For the years ended December 30, 1995 and December 28, 1996, the Company maintained its deferred tax asset of $15 million (net of a valuation allowance of $48.5 million in 1995 and $82.6 million in 1996). Management believes that the $15 million net deferred tax asset still represents a reasonable, conservative estimate of the future utilization of the NOLs and the reversal of timing items and will continue to routinely evaluate the likelihood of future profits and the necessity of future adjustments to the deferred tax asset valuation allowance.

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

         The Company's Federal income tax provision was $4.2 million in 1994 and zero in 1995 and 1996. The 1994 provision was offset by utilization of the NOLs. The Company's provision for state income taxes was $.9 million in 1994, $1.0 million in 1995 and $1.0 million in 1996.

         A reconciliation of the Company's net income for financial statement purposes to taxable income (loss) for the years ended January 1, 1994, December 31, 1994 and December 30, 1995 is as follows (in thousands):

                                                    1994            1995             1996
                                                  --------        --------        ---------
Net income (loss)                                 $ 14,838        $(30,230)       $(105,254)
Income tax provision (benefit)                      (3,509)          1,003            1,000
Income  (loss) before income taxes                  11,329         (29,227)        (104,254)
Differences between income before taxes
for financial statement purposes and
taxable income:
 State income taxes                                   (860)         (1,003)          (1,000)
 Utilization of carryovers                         (12,652)             --               --
 Differences attributable to subsidiary not
   included in Company's tax return                     --            (313)              --
 Permanent differences                                 717           1,011            7,630
 Net change in temporary
  differences                                        1,466           6,881           20,484
                                                  --------        --------        ---------
                                                   (11,329)          6,576           27,114
                                                  --------        --------        ---------
Taxable income (loss)                             $     --        $(22,651)       $ (77,140)
                                                  --------        --------        ---------


         The components of the net deferred tax asset at December 28, 1996 are as follows (in millions):


                                                                       Non-
                                                        Current      current        Total
                                                        -------      -------        -----
Federal tax NOL and business tax credit
 carryforwards ...................................       $  --        $85.5        $85.5
Allowance for doubtful accounts ..................         1.6           --          1.6
Inventories ......................................         1.9           --          1.9
Prepaid catalog costs ............................        (3.1)          --         (3.1)
Property and equipment ...........................          --         (1.2)        (1.2)
Excess of net assets of acquired business ........          --         (2.9)        (2.9)
Accrued liabilities ..............................        11.3           --         11.3
Customer prepayments and credits .................         3.0           --          3.0
Tax basis in net assets of discontinued operations
 in excess of financial statement amount .........         0.8           --          0.8
Other ............................................          --          0.7          0.7
                                                         -----        -----        -----
Deferred Tax Asset ...............................        15.5         82.1         97.6
  Valuation allowance ............................       (12.2)       (70.4)       (82.6)
                                                         -----        -----        -----
Deferred Tax Asset, net ..........................         3.3        $11.7        $15.0
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

         Total tax expense for each of the three fiscal years presented differ from the amount computed by applying the Federal statutory tax rate due to the following:



                                                            1994       1995          1996
                                                          PERCENT     PERCENT       PERCENT
                                                         OF PRE-TAX  OF PRE-TAX   OF PRE-TAX
                                                           INCOME       LOSS         LOSS
                                                         ----------  ----------   ----------
Tax (benefit) at Federal statutory rate ...........        35.0%      (35.0%)      (35.0%)

State and local taxes .............................         4.9          2.2         0.6
Reversal of valuation allowance ...................       (38.5)         --           --
Net increase in (reversal of) temporary differences
     Depreciation and amortization ................        3.5         (5.4)         0.3
     Deferred compensation ........................       11.4           --         (0.2)
     Restructuring reserves .......................         --           --          8.7
     Other ........................................       (10.4)       15.1         (2.0)
Utilization of contribution and NOL carryover .....       (39.1)         --           --
Tax NOLs for which no benefit could be recognized .         --         25.3         25.9
Other .............................................        2.2          1.2          2.7
                                                          ----         ----         ----
                                                          (31.0%)       3.4%         1.0%
                                                          ====         ====         ====

14.  LEASES

         Certain leases to which the Company is a party, provide for payment of real estate taxes and other expenses. Most leases are operating leases and include various renewal options with specified minimum rentals. Rental expense for operating leases related to continuing operations were as follows (in thousands):


                        1994          1995          1996
                      -------       -------       -------
Minimum rentals       $13,572       $13,070       $12,931
                      =======       =======       =======

         Future minimum lease payments under noncancellable operating and capital leases relating to continuing operations that have initial or remaining terms in excess of one year, together with the present value of the net minimum lease payments as of December 28, 1996, are as follows (in thousands):


                                                 OPERATING     CAPITAL
YEAR ENDING                                        LEASES       LEASES
-----------                                      ---------     -------
1997 ......................................       $10,646       $1,438
1998 ......................................         7,493          482
1999 ......................................         6,257           21
2000 ......................................         5,129           --
2001 ......................................         4,817           --
Thereafter ................................        33,792           --
                                                  -------       ------
Total minimum lease payments ..............       $68,134        1,941
                                                  =======       ======
Less amount representing interest (a) .....                        115
                                                                ------
Present value of minimum lease payments (b)                     $1,826
                                                                ======

     (a) Amount necessary to reduce net minimum lease payments to present value calculated at the Company's incremental borrowing rate at the inception of the leases.

     (b) Reflected in the balance sheet as current and noncurrent capital lease obligations of $1,260,000 and $1,973,000 at December 30, 1995 and $1,344,000 and
$482,000 at December 28, 1996, respectively.

         The future minimum lease payments under noncancellable leases that remain from the discontinued restaurant operations as of December 28, 1996 are as follows: 1997 - $.9 million; 1998 - $.8 million; 1999 - $.8 million; 2000 -
$.8 million; 2001 - $.8 million; and thereafter $2.5 million. The above amounts exclude annual sublease income of $1.0 million from subleases which have the same expiration as the underlying leases.

         In connection with the Company's investment in Blue Ridge, a subsidiary of the Company is contingently liable with respect to the lease obligation related to the apparel distribution center in Roanoke, Virginia. The Company does not guarantee the indebtedness associated with the Roanoke apparel center held by Blue Ridge Associates.

15.    CHANGES IN MANAGEMENT AND EMPLOYMENT AGREEMENTS

         Jack E. Rosenfeld resigned as President and Chief Executive Officer and as a Director of the Company effective December 30, 1995. In connection with such resignation, the Company and Mr. Rosenfeld entered into a Termination of Employment Agreement, dated December 30, 1995 (the "Termination Agreement"), providing for the termination of (i) the Employment Agreement, dated as of October 25, 1991, between the Company and Mr. Rosenfeld, and (ii) all benefits, salary and prerequisites provided for therein except for (a) benefits, salary and prerequisites earned and accrued up to December 30, 1995, (b) salary of $500,000 through December 31, 1996, and (c) benefits including (I) continued disability and term life insurance in amounts not less than the amounts in force on the date of the Termination Agreement for a three-year period and (II) the right to continue to participate in the Company's medical plans to the extent he is eligible for up to three years from the date of the Termination Agreement. The Termination Agreement calls for Mr. Rosenfeld to serve as a Director Emeritus of the Company and will allow Mr. Rosenfeld to attend meetings of the Board of Directors and participate in Board discussions for a one-year period, but Mr. Rosenfeld has no right to vote on any matters that come before the Board of Directors. The Termination Agreement will preclude Mr. Rosenfeld for a one-year period from competing with the Company under certain circumstances.

         On March 7, 1996, Rakesh K. Kaul was named President and Chief Executive Officer and elected to the Board of Directors of the Company. Effective that date, Mr. Kaul entered into an Executive Employment Agreement (the "Employment Agreement") which provides for an "at will" term commencing on March 7, 1996 at a base salary of $525,000 per year. The Employment Agreement also provides for Mr. Kaul's participation in the Short-Term Incentive Plan for Rakesh K. Kaul. That plan, which was approved by the shareholders at the June 20, 1996 shareholders meeting, provides for an annual bonus of between 0% and 125% of Mr. Kaul's base salary, depending on the attainment of various performance objectives as determined in accordance with the objective formula or standard to be adopted by the Compensation Committee as part of the performance goals for each such year. The Employment Agreement also provides for Mr. Kaul's participation in the Long-Term Incentive Plan for Rakesh K. Kaul. That plan, which was approved by the shareholders at the June 20, 1996 shareholders meeting, provides for the purchase by Mr. Kaul of 1,000,000 shares of Common Stock at their fair market value; an option expiring March 7, 2006 for the purchase of 2,000,000 shares of (the "Tandem Stock Purchase Right") Common Stock; an option expiring March 7, 2006 to purchase 2,000,000 shares of Common Stock (the "Tandem Option") exercisable only upon satisfaction of the condition that the closing price of the Common Stock has attained an average of $7.00 per share during a 91-day period ending on or before March 7, 2002; an option expiring March 7, 2006 to purchase 1,000,000 shares of Common Stock at their fair market value, subject to the attainment of certain objective performance goals to be set by the Compensation Committee; and four options expiring March 7, 2002, and the first three anniversaries thereof, respectively, for the purchase of 250,000 shares of Common Stock each, to be granted by NAR, the Company's majority shareholder ("the NAR Options"). As a result of the Rights Offering, Mr. Kaul was granted an additional .51 shares for each share of Common Stock he was granted under the Tandem Stock Purchase Right, the Tandem Option, and the NAR Options (collectively, the "Award Shares") which resulted in his being granted 1,510,000 shares, 3,020,000 options and 1,510,000 options, respectively. The Employment Agreement also provides for the grant of registration rights under the Securities Act of 1993, as amended (the "Securities Act"), for shares of Common Stock owned by Mr. Kaul. Pursuant to the Employment Agreement, the Company will make Mr. Kaul whole, on an after-tax basis, for various relocation and temporary living expenses related to his employment with the Company. In the event that Mr. Kaul's employment is actually or constructively terminated by the Company, other than for cause, he will be entitled for a 12-month period commencing on the date of his termination to (i) a continuation of his base salary, (ii) continued participation in the Company's medical, dental, life insurance and retirement plans offered to senior executives of the Company, and (iii) a bonus, payable in 12 equal installments, equal to 100% of his base salary (at the rate in effect immediately prior to such termination). In addition, Mr. Kaul will be entitled to receive (i) to the extent not previously paid, the short-term bonus payable to Mr. Kaul for the year preceding the year of termination and (ii) for the year in which Mr. Kaul's employment is terminated, an additional bonus equal to his annual base salary for such year, pro-rated to reflect the portion of such year during which Mr. Kaul is employed. Mr. Kaul's employment will be deemed to be constructively terminated by the Company in the event of a change in control (as defined in the Employment Agreement), the Company's bankruptcy, a material diminution of his responsibilities, or a relocation of the Company's headquarters outside the New York metropolitan area without his prior written consent. In the event that Mr. Kaul's employment terminates other than as a result of a termination by the Company, Mr. Kaul will not be entitled to any payment or bonus, other than any short-term bonus he is entitled to receive from the year prior to termination.

         In April 1996, the Executive Vice President, Secretary and General Counsel resigned. Also, in April 1996, the Executive Vice President and Chief Financial Officer indicated his intention to resign his position in order to pursue other interests. He remained with the Company until the closing of the Rights Offering. In connection therewith, the Company entered in a settlement of his employment agreement. The Chief Information Officer resigned in June 1996. The General Counsel position is currently being filled on a part-time basis by an individual who has served as a service provider to the Company. The Company has hired a new Chief Financial Officer and promoted an executive to the position of Chief Information Officer.

16.   RELATED PARTY TRANSACTIONS

         At December 28, 1996, current and former officers and executives of the Company owed the Company approximately $3.1 million of which approximately $1.7 million relates to receivables under the Executive Equity Incentive Plan. These amounts due to the Company bear interest at rates ranging from 5.00% to 7.75% and are due from 1999 to 2002. The remaining $1.4 million relates to a receivable under the Long Term Incentive Plan for Rakesh K. Kaul.

         In May 1996, NAR advanced the Company $25 million under a promissory note against all the Rights distributed to it /or its commitment to purchase all unsubscribed shares in the Rights Offering (Notes 8 and 9). NAR purchased 24,015,964 shares available to it pursuant to the terms of the Rights Offering and received a fee of $.5 million for purchasing an additional 6,898,866 shares not subscribed to by other shareholders. On August 23, 1996, the Rights Offering closing date, the Company paid the principle and interest amounts outstanding under the $25 million promissory note and the $14 million of 9.25% Notes held by IMR (Notes 8 and 9).

         In September 1996, IMR loaned the Company $10 million as evidenced by a subordinated promissory note which is subordinate to the Credit Facility. Such loan bears interest at prime plus 1.5%, was due on November 14, 1996, and, if it is not repaid before May 15,1997, is convertible at the option of IMR into shares of Common Stock (Note 8). NAR has agreed to apply $10 million of the Company's indebtedness to acquire $10 million of the Company's Common Stock pursuant to the 1997 Rights Offering (Note 18).

         In December 1996, Richemont finalized its agreement with the Company that will provide approximately $27.9 million of letters of credit to replace letters of credit which were issued under the Congress Facility. The Company paid a facility fee of $1.4 million to Richemont in connection with providing the facility. On December 5, 1996, Richemont advanced the Company $10 million against the anticipated $27.9 million line of credit which was repaid after the letter of credit facility was in place on December 19, 1996 (Note 8).

         Since January 1993, pursuant to a consulting arrangement, a subsidiary of NAR renders management consulting, business advisory and investment banking services to the Company for an annual fee of $750,000. NAR did not collect such a fee in 1996 as no such services were performed and will not collect such a fee in 1997.

         At December 28, 1996, NAR owned approximately 54% of the Company's outstanding Common Stock and would own 56% upon exercising all of their outstanding warrants.

17.   COMMITMENTS AND CONTINGENCIES

         On or about September 2, 1994, a complaint was filed in the United States District Court for the District of New Jersey by Veronica Zucker, an individual who allegedly purchased shares of Common Stock of the Company in the public offering completed on April 7, 1994, against the Company, all of its directors, certain of its officers, Sun Life Insurance Company of America, Merrill Lynch, Pierce Fenner & Smith Incorporated and Alex. Brown & Sons, Incorporated. The complaint, which was purportedly filed on behalf of a class of all persons who purchased the Common Stock of the Company in the public offering or thereafter through and including August 14, 1994, sought to recover monetary damages the class had allegedly suffered as a result of certain alleged false and materially misleading statements contained in the Company's public offering prospectus dated March 30, 1994. In lieu of an answer, defendants filed a motion to dismiss the complaint in its entirety for failure to state a claim upon which relief can be granted. On May 23, 1995, the United States District Court for District of New Jersey dismissed the plaintiff's claim, with prejudice, for failure to state a claim upon which relief could be granted. On June 22, 1995, plaintiff filed a notice of appeal of the May 23, 1995 decision to the United States Court of Appeals for the Third Circuit. On March 26, 1996, the Court of Appeals rendered its decision affirming the District Court's decision. On or about June 24, 1996, a petition for certiorari was filed by plaintiff with the United States Supreme Court. The Company filed a brief in opposition to the petition on August 12, 1996. In October 7, 1996, the United States Supreme Court denied the plaintiff's petition.

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

         In connection with certain discontinued restaurant transactions, the Company remains contingently liable with respect to lease obligations for 6 restaurant properties, should the buyers fail to perform under the agreements. The future minimum lease payments as of December 28, 1996 are as follows (in thousands): 1997 - $375; 1998 - $375; 1999 - $375; 2000 - $375; 2001 - $365; and
thereafter $1,185.

18.   SUBSEQUENT EVENTS

         1997 Rights Offering - On March 26, 1997, the Company announced that it intends to distribute transferable subscription rights to subscribe for and purchase additional shares of Common Stock to the holders of record of the Company's Common Stock and Series B Convertible Additional Preferred Stock (the "1997 Rights Offering") as soon as it has filed with and has declared effective by the SEC a registration statement with respect thereto. The Rights will be exercisable at a price of $.90 per share. NAR has agreed to apply $10 million of the Company's indebtedness to acquire $10 million of the Company's Common Stock pursuant to the 1997 Rights Offering (Note 18). Richemont has agreed to purchase all shares of Common Stock which have not been subscribed for and purchased by shareholders in the 1997 Rights Offering. Due to the Company's liquidity issues and to alleviate vendor concerns, Richemont has agreed to advance $30 million against its commitment to purchase all of the unsubscribed shares. In connection with the agreement the Company named two Richemont representatives, Messrs. Jan du Plessis and Howard Tanner, to its Board of Directors (the "Board") and Executive Committee, and will nominate a third Richemont representative to the Board at the next annual meeting. The new Board members fill positions vacated by the recent resignations of Geraldine Stutz and Jeffery R. Laikind. In addition, Mr. du Plessis has been named to the Audit Committee of the Board.

         Waiver and Amendment to the Congress Facility - The Company has received waivers for the December 1996 events of default under the Congress Facility related to the working capital and net worth covenants as of and through December 28, 1996. In addition, the Company received a waiver for any event of default relating to the material adverse change provision that was in effect through and including December 28, 1996. The calculation of the working capital covenant excludes the Congress Revolving Term Notes. The working capital and net worth covenants for fiscal 1997 are as follows (in 000's):



      Working Capital                     Amount
      ---------------                     ------
  January through May 1997               $ (5,000)
  June through November 1997             $(10,000)
  December 1997 thereafter               $(20,000)

        Net Worth                         Amount
        ---------                         ------

  January through May 1997               $14,000
  June 1997 thereafter                   $11,500

19.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)



                                  First           Second          Third           Fourth
                                 Quarter         Quarter         Quarter         Quarter
                                 -------         -------         -------         -------
                                          (in thousands, except per share amounts)
  1995
Revenues                        $176,592        $182,774        $169,175        $221,227
Gross profit                      62,905          63,003          54,285          79,565
Loss from operations              (4,147)         (5,988)         (6,042)         (6,442)
                                --------        --------        --------        --------
Net loss                          (4,903)         (7,490)         (9,586)         (8,011)

Preferred stock dividends            (45)            (59)            (66)            (70)
                                --------        --------        --------        --------
Net loss applicable to
 Common Shareholders            $ (4,948)       $ (7,549)       $ (9,652)       $ (8,081)
                                ========        ========        ========        ========

Net loss per share              $   (.05)       $   (.08)       $   (.10)       $   (.09)
                                ========        ========        ========        ========



                                 First           Second           Third           Fourth
                                Quarter          Quarter         Quarter          Quarter
                                -------          -------         -------          -------
                                           (in thousands, except per share amounts)
  1996
Revenues                        $165,527        $180,195        $156,732        $197,860
Gross profit                      55,989          59,912          41,152          63,006
Loss from operations              (7,733)         (9,896)        (25,621)        (51,247)
                                --------        --------        --------        --------
NET LOSS                          (9,477)        (12,520)        (29,565)        (53,467)

Preferred stock dividends            (59)            (59)            (59)            (48)
                                --------        --------        --------        --------

Net loss applicable to
Common Shareholders             $ (9,536)       $(12,579)       $(29,624)       $(53,515)
                                ========        ========        ========        ========

Net loss per share              $   (.10)       $   (.13)       $   (.26)       $   (.37)
                                ========        ========        ========        ========

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)      Identification of Directors:

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A.

(b)      Identification of Executive Officers:

                                            TITLE AND OTHER                            OFFICE HELD
NAME                       AGE              INFORMATION(a)                                SINCE
----                       ---              --------------                                -----
Rakesh K. Kaul             45               President, Chief Executive Officer            1996
                                            and Director since March 7, 1996.
                                            From 1995 until February 1996, Mr.
                                            Kaul was the Vice Chairman and Chief
                                            Operating Officer of Fingerhut
                                            Companies, Inc. From January 1992
                                            until March 1995, Mr. Kaul was also
                                            the Executive Vice President and
                                            Chief Administrative Officer of
                                            Fingerhut. Prior to January 1992,
                                            Mr. Kaul was the Senior Vice
                                            President, Strategy and Finance and
                                            a director at Shaklee Corporation.

Larry J. Svoboda           48               Senior Vice President and Chief               1996
                                            Financial Officer since September
                                            25, 1996. From 1987 to September
                                            1996, Mr. Svoboda was the Chief
                                            Financial Officer of the Florsheim
                                            Shoe Company. Prior to 1987, Mr.
                                            Svoboda was with the Sara Lee
                                            Corporation.

Michael Lutz               54               Executive Vice President Operations           1994
                                            since September 1994. Prior to
                                            September 1994, Mr. Lutz held
                                            various positions with New Hampton,
                                            Inc./Avon Direct Response.

Chuck Hudson               51               Executive Vice President, Men's               1993
                                            Apparel since September 1993. Mr.
                                            Hudson joined the Company in 1986 as
                                            Vice President, Marketing.

Edward J. O'Brien          53               Senior Vice President and Treasurer           1991
                                            since March 1991. Mr. O'Brien joined
                                            the Company in 1986 and was elected
                                            Vice President in 1988.

Michael D. Contino         36               Senior Vice President and Chief               1996
                                            Information Officer since December
                                            1996. Mr. Contino joined the Company
                                            in 1995 as Director of Computer
                                            Operations and Telecommunications.
                                            Prior to 1995, Mr. Contino was the
                                            Senior Manager of I.S. Operations at
                                            New Hampton, Inc. a subsidiary of
                                            Spiegel, Inc.

Ralph Bulle                47               Senior Vice President - Human                 1996
                                            Resources since June 1996. Mr. Bulle
                                            joined the Company in 1993 as Vice
                                            President - Human Resources. Prior
                                            to 1993, Mr. Bulle was Senior Vice
                                            President - Operations & Human
                                            Resources for Seaman Furniture
                                            Company.


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

                                                                                     PAGE NO.
                                                                                     --------
         1.       Index to Financial Statements

                  Report of Independent Public Accountants Hanover Direct, Inc.
                  and Subsidiaries Financial Statements                                 32

                  Consolidated Balance Sheets as of December 30, 1995 and
                  December 28, 1996                                                     33

                  Consolidated Statements of Income (Loss) for the three years
                  ended December 28, 1996                                               35

                  Consolidated Statements of Shareholders' (Deficit) Equity for
                  the three years ended December 28, 1996                               36

                  Consolidated Statements of Cash Flows for the three years
                  ended December 28, 1996                                               37

                  Notes to Consolidated Financial Statements                            39

                  Supplementary Data:

                  Selected quarterly financial information (unaudited) for the
                  two fiscal years ended December 28, 1996                              76

         2.       Index to Financial Statement Schedule

                  Schedule II -- Valuation and Qualifying Accounts

                  Schedules other than that listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3.       Exhibits

                  The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index.

(b)      Exhibits required by Item 601 of Regulation S-K.

         See Exhibit Index.

(c)      Financial Statement Schedules

         See (a) 2. above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HANOVER DIRECT, INC.
                                        (registrant)

Date:  March 28, 1997                   By: /s/ Rakesh K. Kaul
                                        ----------------------
                                        Rakesh K. Kaul
                                        President and Chief
                                        Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated below.

         Principal Financial Officer:

         /s/ Larry J. Svoboda
         ----------------------------------
         Larry J. Svoboda
         Senior Vice President and
         Chief Financial Officer

         Board of Directors:

         /s/ Ralph Destino                        /s/ Edmund R. Manwell
         ----------------------------------       ------------------------------
         Ralph Destino, Director                  Edmund R. Manwell, Director


         ----------------------------------       ------------------------------
         J. David Hakman, Director                Jan du Plessis, Director


         /s/ Rakesh K. Kaul
         ----------------------------------       ------------------------------
         Rakesh K. Kaul, Director                 Alan G. Quasha, Director


         /s/ S. Lee Kling                         /s/ Howard Tanner
         ----------------------------------       ------------------------------
         S. Lee Kling, Director                   Howard Tanner, Director

                                                  /s/ Robert F. Wright
         ----------------------------------       ------------------------------
         Theodore H. Kruttschnitt, Director       Robert F. Wright, Director

         /s/ Elizabeth Valk Long
         ----------------------------------
         Elizabeth Valk Long, Director

         Date:  March 28, 1997

                                                                     SCHEDULE II

                                 HANOVER DIRECT
                        VALUATION AND QUALIFYING ACCOUNTS
      YEARS ENDED DECEMBER 28, 1996, DECEMBER 30,1995 AND DECEMBER 31,1994

-----------------------------------------------------------------------------------------------------------------------------------
               COLUMN A              COLUMN B           COLUMN C                                  COLUMN D              COLUMN E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 ADDITIONS
                                                      ----------------------------------
                                    BALANCE AT         CHARGED TO           CHARGED TO
                                     BEGINNING          COSTS AND         OTHER ACCOUNTS         DEDUCTIONS             BALANCE AT
              DESCRIPTION            OF PERIOD          EXPENSES             DESCRIBE             DESCRIBE            END OF PERIOD
-----------------------------------------------------------------------------------------------------------------------------------
1996:
-------------------------------
ALLOWANCE FOR DOUBTFUL
   ACCOUNTS RECEIVABLE, CURRENT      $ 3,988,000        2,431,000                                                       $ 6,419,000

RESERVES FOR
   DISCONTINUED OPERATIONS             1,639,000                 (2)              83,000                                  1,722,000

RESTRUCTURING RESERVE                                   9,504,000                                                         9,504,000

RESERVES FOR
   SALES RETURNS                       5,535,000      106,836,000                       (2)       103,335,000             9,036,000

DEFERRED TAX ASSET
   VALUATION ALLOWANCE                48,500,000                  (5)         34,100,000                                 82,600,000

ALLOWANCE FOR NET UNREALIZED
   LOSSES ON CONVERTIBLE
   DEBT SECURITIES                     1,000,000          888,000                                                         1,888,000


1995:
-------------------------------
ALLOWANCE FOR DOUBTFUL
   ACCOUNTS RECEIVABLE, CURRENT      $ 3,912,000         4,796,00(3)              42,000(1)         4,762,000          $  3,988,000

RESERVES FOR
   DISCONTINUED OPERATIONS             1,668,000                                        (2)            29,000             1,639,000

RESERVES FOR
   SALES RETURNS                       6,023,000      103,602,000                       (2)       104,090,000             5,535,000

DEFERRED TAX ASSET
   VALUATION ALLOWANCE                38,600,000                  (5)          9,900,000                                 48,500,000

ALLOWANCE FOR NET UNREALIZED
   LOSSES ON CONVERTIBLE
   DEBT SECURITIES                     1,000,000                                                                          1,000,000


1994:
-------------------------------
ALLOWANCE FOR DOUBTFUL
   ACCOUNTS RECEIVABLE, CURRENT      $ 4,244,000        3,931,000                       (1)         4,263,000          $  3,912,000

RESERVES FOR
   DISCONTINUED OPERATIONS             2,558,000                                        (2)           890,000             1,668,000

RESERVES FOR
   SALES RETURNS                       4,911,000      114,665,000                       (2)       113,553,000             6,023,000

DEFERRED TAX ASSET
   VALUATION ALLOWANCE                49,700,000                                         (4)        11,100,000            38,600,000

ALLOWANCE FOR NET UNREALIZED
   LOSSES ON CONVERTIBLE
   DEBT SECURITIES                                      1,000,000                                                         1,000,000
-----------------------------------------------------------------------------------------------------------------------------------

(1)   Accounts written -off.

(2)   Utilization of reserves.

(3)   Represents acquired allowance for doubtful accounts receivable.

(4) Represents decrease due to: utilization of valuation allowance and recognition of NOL's estimated to be utilized by future operating results.

(5) Represents the increase in the valuation allowance offset by an increase in the gross tax asset.

                                  EXHIBIT INDEX

EXHIBIT NUMBER
ITEM 601 OF         DESCRIPTION OF DOCUMENT AND INCORPORATION
REGULATION S-K      BY REFERENCE WHERE APPLICABLE
--------------      -----------------------------
                                                                                     PAGE
                                                                                     NO.
                                                                                     ---
     2.1            Asset Purchase Agreement dated as of December 1, 1994 among the Company, LWI Holdings, Inc., Bankers Trust Company,
                    Leichtung, Inc. and DRI Industries, Inc. Incorporated by
                    reference to the Company's Annual Report on Form 10-K for
                    the year ended December 31, 1994.

     2.2 Stock Purchase Agreement dated as of February 16, 1995 among the Company, Hanover Holdings, Inc., Aegis Safety Holdings,
                    Inc., F.L. Holdings, Inc., Roland A.E. Franklin, Martin E.
                    Franklin, Jonathan Franklin, Floyd Hall, Frederick Field,
                    Homer G. Williams, Frank Martucci, Norm Thompson Outfitters,
                    Inc. and Capital Consultants, Inc. (as agent) (collectively, the "Aegis Sellers"). Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1994.

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

                    Kara Miller (collectively, the "Austad Individuals"). Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

     2.4 Agreement and Plan of Corporate Separation and Reorganization dated as of February 16, 1996 by and among the Company, AHI, TAC, DBA, DBAC, and DA. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

     3.1            Restated Certificate of Incorporation. FILED HEREWITH.

     3.2            By-laws. FILED HEREWITH.

     4.1 Warrant Agreement dated as of October 25, 1991 ("NAR Warrant") between the Company* and NAR Group Limited ("NAR") for 279,110 shares of Common Stock. Incorporated by reference to the Company's* Current Report on Form 8-K dated October 25, 1991.

     4.2 Registration Rights Agreement dated as of July 8, 1991 among the Company*, NAR and Intercontinental Mining & Resources Limited ("IMR"). Incorporated by reference to the Company's* Current Report on Form 8-K Dated July 10, 1991.

     4.3 Warrant Agreement dated as of January 1, 1994 between the Company and Sears Shop At Home Services, Inc. ("Sears"). Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     4.4 Registration Rights Agreement dated as of February 16, 1995 among the Company and the Aegis Sellers. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     4.5 Warrant Agreement dated as of July 8, 1991 between the Company and IMR for 1,750,000 shares of Common Stock. Incorporated by reference to the Company's Current Report on form 8-K dated July 10, 1991.

     4.6 Warrant Agreement dated as of October 25, 1991 between the Company and NAR for 931,791 shares of Common Stock. Incorporated by reference to the Company's Current Report on form 8-K dated October 25, 1991.

     4.7 Second Amendment to Warrant Agreement and Warrant Certificate for 931,791 shares of Common Stock, between the Company and NAR dated as of November 13, 1995. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

     4.8 First Amendment to Warrant Agreement and Warrant Certificate for 1,750,000 shares of Common Stock, between the Company and IMR dated as of November 13, 1995. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

     4.9 First Amendment to Warrant Agreement and Warrant Certificate for 279,110 shares of Common Stock, between the Company and NAR dated as of November

                    13, 1995. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

     4.10           [Numbered in error]

     4.11 Second Amendment to Warrant Agreement between the Company and NAR dated as of August 23, 1996. FILED HEREWITH.

     4.12 Third Amendment to Warrant Agreement between the Company and NAR dated as of August 23, 1996. FILED HEREWITH.

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

     10.3 Amendment No. 1 to the Account Purchase Agreement dated as of July 12, 1993 among the Company*, HDPI, Brawn, Gump's By Mail, Gump's, Gump's Holdings and GECC. Incorporated by reference to the Company's* Current Report on Form 8-K dated July 12, 1993.

     10.4 Amendment No.2 to the Account Purchase Agreement dated as of June 1, 1995 among the Company, HDPI, Brawn, Gump's, Gump's By Mail, Gump's Holdings and GECC. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

     10.5 Waiver and Amendment No. 3 to the Account Purchase Agreement dated as of December 14, 1995 among the Company, HDPI, Brawn and GECC. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

     10.6 Amendment No. 4 to the Amended and Restated Account Purchase Agreement dated as of June 28, 1996 among the Company, HDPI, Brawn, Gump's, Gump's by Mail, Gump's Holdings and GECC.***

     10.7 Form of Stock Option Agreement between the Company* and certain Directors of the Company, as amended. Incorporated by reference to the Company's* Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

     10.8 Termination of Employment Agreement and Employment and Consulting Agreement dated as of December 31, 1995 between the Company and Jack E. Rosenfeld. FILED HEREWITH.

     10.9           Registration Rights Agreement
                    between the Company and Rakesh K. Kaul, dated as of August 23, 1996.***

     10.10 Form of Indemnification Agreement among the Company* and each of the Company's directors and executive officers. Incorporated by reference to the Company's* Current Report on Form 8-K dated October 25, 1991.

     10.11 Letter Agreement dated May 5, 1989 among the Company*, Theodore H. Kruttschnitt, J. David Hakman and Edmund R. Manwell. Incorporated by reference to the Company's* Current Report on Form 8-K dated May 10, 1989.

     10.12 Hanover Direct, Inc. Savings Plan as amended. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 1, 1994.

     10.13 Restricted Stock Award Plan. Incorporated by reference to the Company's* Registration Statement on Form S-8 filed on February 24, 1993, Registration No. 33-58760.

     10.14 All Employee Equity Investment Plan. Incorporated by reference to the Company's* Registration Statement on Form S-8 filed on February 24, 1993, Registration No. 33-58756.

     10.15          Executive Equity Incentive Plan, as amended. FILED HEREWITH.

     10.16 Form of Supplemental Retirement Plan. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 1, 1994.

     10.17 1996 Stock Option Plan. Incorporated by reference to the Company's 1996 Proxy Statement.

     10.18 Loan and Security Agreement dated as of November 14, 1995 by and among Congress Financial Corporation ("Congress"), Hanover Direct Pennsylvania, Inc. ("HDPA"), Brawn of California, Inc. ("Brawn"), Gump's by Mail, Inc. ("Gump's by Mail"), Gump's Corp.("Gump's"), The Company Store, Inc. ("The Company Store") , Tweeds, Inc. ("Tweeds"), LWI Holdings, Inc.("LWI"), Aegis Catalog Corporation ("Aegis"), Hanover Direct Virginia, Inc. ("HDVA") and Hanover Realty Inc. ("Hanover Realty"). Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

     10.19 First Amendment to Loan and Security Agreement dated as of February 22, 1996 by and among Congress, HDPI, Brawn, Gump's by Mail, Gump's, The Company Store, Tweeds, LWI, Aegis, HDVA and Hanover Realty.***

     10.20 Second Amendment to Loan and Security Agreement dated as of April 16, 1996 by and among Congress, HDPI, Brawn, Gump's by Mail, Gump's, The Company Store, Tweeds, LWI, Aegis, HDVA and Hanover Realty.***


     10.21 Third Amendment to Loan and Security Agreement dated as of May 24, 1996 by and among Congress, HDPI, Brawn, Gump's by Mail, Gump's, The Company Store, Tweeds, LWI, Aegis, HDVA and Hanover Realty.***

     10.22 Fourth Amendment to Loan and Security Agreement dated as of May 31, 1996 by and among Congress, HDPI, Brawn, Gump's by Mail, Gump's, The Company Store, Tweeds, LWI, Aegis, HDVA and Hanover Realty. ***

     10.23 Fifth Amendment to Loan and Security Agreement dated as of September 11, 1996 by and among Congress, HDPI, Brawn, Gump's by Mail, Gump's, The Company Store, Tweeds, LWI, Aegis, HDVA and Hanover Realty. ***

     10.24 Sixth Amendment to Loan and Security Agreement dated as of December 5, 1996 by and among Congress, HDPI, Brawn, Gump's by Mail, Gump's, The Company Store, Tweeds, LWI, Aegis, HDVA and Hanover Realty. ***

     10.25 Seventh Amendment to Loan and Security Agreement dated as of December 18, 1996 by and among Congress, HDPI, Brawn, Gump's by Mail, Gump's, The Company Store, Tweeds, LWI, Aegis, HDVA and Hanover Realty. ***

     10.26 Subordination Agreement, dated as of November 14, 1995, among Congress, IMR, and the Trustee. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

     10.27          Long-Term Incentive Plan for Rakesh K. Kaul. ***

     10.28 Short-Term Incentive Plan for Rakesh K. Kaul. Filed herewith.

     10.29 Employment Agreement dated as of March 7, 1996 between the Company and Rakesh K. Kaul. FILED HEREWITH.

     10.30 Tandem Option Plan dated as of August 23, 1996 between the Company and Rakesh K. Kaul. FILED HEREWITH.

     10.31 Closing Price Option dated as of August 23, 1996 between the Company and Rakesh K. Kaul. FILED HEREWITH.

     10.32 Performance Price Option dated as of August 23, 1996 between the Company and Rakesh K. Kaul. FILED HEREWITH.

     10.33 Six-Year Stock Option dated as of August 23, 1996 between NAR and Rakesh K. Kaul. FILED HEREWITH.

     10.34 Seven-Year Stock Option dated as of August 23, 1996 between NAR and Rakesh K. Kaul. FILED HEREWITH.

     10.35 Eight-Year Stock Option dated as of August 23, 1996 between NAR and Rakesh K. Kaul. FILED HEREWITH.

     10.36 Nine-Year Stock Option dated as of August 23, 1996 between NAR and Rakesh K. Kaul. FILED HEREWITH.

     10.37 Letter of Credit, dated December 18, 1996, from Swiss Bank Corporation, New York Branch ("Swiss Bank") in favor of Fleet National Bank, as trustee ("Fleet Bank"). FILED HEREWITH.

     10.38 Reimbursement Agreement, dated as of December 18, 1996, by and among Swiss Bank and the Company. FILED HEREWITH.

     10.39 Hanover Indemnity Agreement, dated as of December 18, 1996, between Richemont Finance S.A. ("Richemont") and the Company, HDPI, Brawn, Gump's, Gump's by Mail, The Company Store, Tweeds, LWI, Aegis, HDVA and Hanover Realty. FILED HEREWITH.

     10.40 Subordination Agreement, dated as of December 18, 1996, between Congress and Swiss Bank. ***

     10.41 Subordination Agreement, dated as of December 18, 1996 between Congress and Richemont. ***

     10.42 Series A Note Agreement, dated as of November 9, 1994, between the Company and Norwest Bank Minnesota, N.A. ("Norwest"), as trustee. ***

     10.43 Placement Agreement, dated as of November 9, 1994, by and between the Company and NationsBank of North Carolina, N.A.
                    ***

     10.44 Remarketing and Interest Services Agreement, dated as of November 9, 1994, by and between the Company and NationsBank of North Carolina, N.A. ***

     10.45 First Supplemental Series A Note Agreement, dated as of December 29, 1995, between the Company and Norwest. ***

     10.46 First Amendment to Placement Agreement, dated as of December 29, 1995 by and between the Company and NationsBank of North Carolina, N.A. ***

     10.47 First Amendment to Remarketing and Interest Services Agreement, dated as of December 29, 1995 by and between the Company and NationsBank of North Carolina, N.A. ***

     10.48 Second Supplemental Series A Note Agreement, dated as of December 18, 1996, between the Company and Norwest. FILED HEREWITH.

     10.49 Second Amendment to Series A Note, dated December 18, 1996 made by the Company. FILED HEREWITH.

     10.50 Second Amendment to Placement Agreement, dated as of December 18, 1996 by and between the Company and NationsBank of North Carolina, N.A. FILED HEREWITH.

     10.51 Second Amendment to Remarketing Agreement, dated as of December 18, 1996 by and between the Company and NationsBank of North Carolina, N.A. FILED HEREWITH.

     10.52 Series B Note Agreement dated as of April 25, 1995, between the Company and Norwest. ***

     10.53 Placement Agreement, dated as of April 25, 1995, by and between the Company and NationsBank of North Carolina, N.A.
                    ***

     10.54 Remarketing and Interest Services Agreement, dated as of April 25, 1995, by and between the Company and NationsBank of North Carolina, N.A. ***

     10.55 First Amendment to Series B Note Agreement, dated as of December 29, 1995, between the Company and Norwest. ***

     10.56 Second Supplemental to Series B Note Agreement, dated as of December 18, 1996, between the Company and Norwest. ***

     10.57 Second Amendment to Series B Note, dated December 18, 1996 made by the Company. FILED HEREWITH.

     10.58 Series B Letter of Credit, dated as of December 18, 1996, issued by Swiss Bank. FILED HEREWITH.

     10.59          Series A Letter of Credit, dated as of December 18, 1996.
                    ***

     10.60          NAR Promissory Note dated as of September 11, 1996. FILED
                    HEREWITH.

     10.61 Series A Letter of Credit, dated as of December 18, 1996, issued by Swiss Bank. FILED HEREWITH.

     10.62 First Amendment to Series A Note, dated as of December 29, 1995 made by Hanover Direct, Inc. ***

     10.63 $10,000,000 Series B Note, dated as of April 27, 1995 and made by Hanover Direct, Inc. ***

     10.64 First Supplemental Series B Note Agreement, dated as of December 29, 1995. ***

     11             Computation of Per Share Earnings. FILED HEREWITH.

     21.1           Subsidiaries of the Registrant. FILED HEREWITH

     23.1           Consent of Independent Public Accountants. FILED HEREWITH.

     27.1           Financial Data Schedule. FILED HEREWITH.**

--------------

   * Hanover Direct, Inc., a Delaware corporation, is the successor by merger to The Horn & Hardart Company and The Hanover Companies.

  **  EDGAR filing only.

 ***  To be filed by amendment.