Form 10-K/A
period 1996-12-28
HANOVER DIRECT INC
filed 1997-04-14
CIK 320333

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A1

                                  AMENDMENT TO
                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   for the fiscal year ended December 28, 1996

                         Commission file number 1-12082

                              HANOVER DIRECT, INC.
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter

        DELAWARE                                          13-0853260
----------------------------------     -----------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

1500 HARBOR BOULEVARD, WEEHAWKEN, NEW JERSEY                             07087
--------------------------------------------                          ----------
  (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code: 201-863-7300

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form.

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

                                Explanatory Note

     This Form 10-K/A1 is being filed by Hanover Direct, Inc., a Delaware corporation (the "Company"), as an amendment to its Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed March 28, 1997, to add certain additional exhibits in Part IV thereof.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HANOVER DIRECT, INC.
                                             (registrant)

Dated: April 11, 1997                    By: /s/ Rakesh K. Kaul
                                             -------------------------------
                                             Rakesh K. Kaul
                                             President and Chief
                                             Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated below.

Principal Financial Officer:

/s/ Larry J. Svoboda
---------------------------------
Larry J. Svoboda
Senior Vice President and
Chief Financial Officer

Board of Directors:

/s/ Ralph Destino                              /s/ Edmund R. Manwell
---------------------------------              ---------------------------------
Ralph Destino, Director                        Edmund R. Manwell, Director


/s/ J. David Hakman                            /s/ Jan du Plessis
---------------------------------              ---------------------------------
J. David Hakman, Director                      Jan du Plessis, Director


/s/ Rakesh K. Kaul                             /s/ Alan G. Quasha
---------------------------------              ---------------------------------
Rakesh K. Kaul, Director                       Alan G. Quasha, Director

                                               /s/ Howard M.S. Tanner
---------------------------------              ---------------------------------
Theodore H. Kruttschnitt,                      Howard M.S. Tanner,
Director                                       Director

/s/ Elizabeth Valk Long                        /s/ Robert F. Wright
---------------------------------              ---------------------------------
Elizabeth Valk Long, Director                  Robert F. Wright, Director


Dated: April 11, 1997

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

     3.1            Restated Certificate of Incorporation.***

     3.2            By-laws.***

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

     4.10 Second Amendment to Warrant Agreement between the Company and IMR dated as of August 23, 1996. FILED HEREWITH.

     4.11 Second Amendment to Warrant Agreement between the Company and NAR dated as of August 23, 1996.***

     4.12 Third Amendment to Warrant Agreement between the Company and NAR dated as of August 23, 1996.***

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

     10.8 Termination of Employment Agreement and Employment and Consulting Agreement dated as of December 31, 1995 between the Company and Jack E. Rosenfeld.***

     10.9           Registration Rights Agreement between the Company and
                    Rakesh K. Kaul, dated as of August 23, 1996. FILED HEREWITH.

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

     10.15          Executive Equity Incentive Plan, as amended.***

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

     10.19 First Amendment to Loan and Security Agreement dated as of February 22, 1996 by and among Congress, HDPI, Brawn, Gump's by Mail, Gump's, The Company Store, Tweeds, LWI, Aegis, HDVA and Hanover Realty. FILED HEREWITH.

     10.20 Second Amendment to Loan and Security Agreement dated as of April 16, 1996 by and among Congress, HDPI, Brawn, Gump's by Mail, Gump's, The Company Store, Tweeds, LWI, Aegis, HDVA and Hanover Realty. FILED HEREWITH.


     10.21 Third Amendment to Loan and Security Agreement dated as of May 24, 1996 by and among Congress, HDPI, Brawn, Gump's by Mail, Gump's, The Company Store, Tweeds, LWI, Aegis, HDVA and Hanover Realty. FILED HEREWITH.

     10.22 Fourth Amendment to Loan and Security Agreement dated as of May 31, 1996 by and among Congress, HDPI, Brawn, Gump's by Mail, Gump's, The Company Store, Tweeds, LWI, Aegis, HDVA and Hanover Realty. FILED HEREWITH.

     10.23 Fifth Amendment to Loan and Security Agreement dated as of September 11, 1996 by and among Congress, HDPI, Brawn, Gump's by Mail, Gump's, The Company Store, Tweeds, LWI, Aegis, HDVA and Hanover Realty. FILED HEREWITH.

     10.24 Sixth Amendment to Loan and Security Agreement dated as of December 5, 1996 by and among Congress, HDPI, Brawn, Gump's by Mail, Gump's, The Company Store, Tweeds, LWI, Aegis, HDVA and Hanover Realty. FILED HEREWITH.

     10.25 Seventh Amendment to Loan and Security Agreement dated as of December 18, 1996 by and among Congress, HDPI, Brawn, Gump's by Mail, Gump's, The Company Store, Tweeds, LWI, Aegis, HDVA and Hanover Realty. FILED HEREWITH.

     10.26 Subordination Agreement, dated as of November 14, 1995, among Congress, IMR, and the Trustee. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

     10.27          Long-Term Incentive Plan for Rakesh K. Kaul. FILED HEREWITH.

     10.28          Short-Term Incentive Plan for Rakesh K. Kaul. ***

     10.29 Employment Agreement dated as of March 7, 1996 between the Company and Rakesh K. Kaul.***

     10.30 Tandem Option Plan dated as of August 23, 1996 between the Company and Rakesh K. Kaul.***

     10.31 Closing Price Option dated as of August 23, 1996 between the Company and Rakesh K. Kaul.***

     10.32 Performance Price Option dated as of August 23, 1996 between the Company and Rakesh K. Kaul.***

     10.33 Six-Year Stock Option dated as of August 23, 1996 between NAR and Rakesh K. Kaul.***

     10.34 Seven-Year Stock Option dated as of August 23, 1996 between NAR and Rakesh K. Kaul.***

     10.35 Eight-Year Stock Option dated as of August 23, 1996 between NAR and Rakesh K. Kaul.***

     10.36 Nine-Year Stock Option dated as of August 23, 1996 between NAR and Rakesh K. Kaul.***

     10.37 Letter of Credit, dated December 18, 1996, from Swiss Bank Corporation, New York Branch ("Swiss Bank") in favor of Fleet National Bank, as trustee ("Fleet Bank").***

     10.38 Reimbursement Agreement, dated as of December 18, 1996, by and among Swiss Bank and the Company.***

     10.39 Hanover Indemnity Agreement, dated as of December 18, 1996, between Richemont Finance S.A. ("Richemont") and the Company, HDPI, Brawn, Gump's, Gump's by Mail, The Company Store, Tweeds, LWI, Aegis, HDVA and Hanover Realty. ***

     10.40 Subordination Agreement, dated as of December 18, 1996, between Congress and Swiss Bank. FILED HEREWITH.

     10.41 Subordination Agreement, dated as of December 18, 1996 between Congress and Richemont. FILED HEREWITH.

     10.42 Series A Note Agreement, dated as of November 9, 1994, between the Company and Norwest Bank Minnesota, N.A. ("Norwest"), as trustee. FILED HEREWITH.

     10.43 Placement Agreement, dated as of November 9, 1994, by and between the Company and NationsBank of North Carolina, N.A. FILED HEREWITH.

     10.44 Remarketing and Interest Services Agreement, dated as of November 9, 1994, by and between the Company and NationsBank of North Carolina, N.A. FILED HEREWITH.

     10.45 First Supplemental Series A Note Agreement, dated as of December 29, 1995, between the Company and Norwest. FILED HEREWITH.

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

     10.48 Second Supplemental Series A Note Agreement, dated as of December 18, 1996, between the Company and Norwest. ***

     10.49 Second Amendment to Series A Note, dated December 18, 1996 made by the Company. FILED HEREWITH

     10.50 Second Amendment to Placement Agreement, dated as of December 18, 1996 by and between the Company and NationsBank of North Carolina, N.A. ***

     10.51 Second Amendment to Remarketing and Interest Services Agreement, dated as of December 18, 1996 by and between the Company and NationsBank of North Carolina, N.A. ***

     10.52 Series B Note Agreement dated as of April 25, 1995, between the Company and Norwest. FILED HEREWITH.

     10.53          [intentionally deleted]

     10.54          [intentionally deleted]

     10.55 First Amendment to Series B Note Agreement, dated as of December 29, 1995, between the Company and Norwest. FILED HEREWITH.

     10.56 Second Supplemental to Series B Note Agreement, dated as of December 18, 1996, between the Company and Norwest. FILED HEREWITH.

     10.57 Second Amendment to Series B Note, dated December 18, 1996 made by the Company. ***

     10.58 Series B Letter of Credit, dated as of December 18, 1996, issued by Swiss Bank. ***

     10.59          [intentionally deleted]

     10.60          NAR Promissory Note dated as of September 11, 1996. ***

     10.61 Series A Letter of Credit, dated as of December 18, 1996, issued by Swiss Bank. ***

     10.62 First Amendment to Series A Note, dated as of December 29, 1995 made by Hanover Direct, Inc. FILED HEREWITH.

     10.63 $10,000,000 Series B Note, dated as of April 27, 1995 and made by Hanover Direct, Inc. FILED HEREWITH.

     10.64 First Supplemental Series B Note Agreement, dated as of December 29, 1995. FILED HEREWITH.

     10.65 $10,000,000 Series A Note, dated as of November 9, 1994 and made by Hanover Direct, Inc. FILED HEREWITH.

     11             Computation of Per Share Earnings. ***

     21.1           Subsidiaries of the Registrant. ***

     23.1           Consent of Independent Public Accountants. ***

     27.1           Financial Data Schedule. **/***

--------------

   * Hanover Direct, Inc., a Delaware corporation, is the successor by merger to The Horn & Hardart Company and The Hanover Companies.

  **  EDGAR filing only.

 *** Previously submitted with Hanover's Annual Report on Form 10-K, filed on March 28, 1997.