Form 10-K/A
period 1996-12-28
HANOVER DIRECT INC
filed 1997-04-28
CIK 320333

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A2

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

                                                           Name of Each
                                                           Exchange on
         Title of Each Class                             Which Registered
         -------------------                             ----------------
Common Stock, $.66 2/3 par value                      American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of March 24, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $38,280,286 (based on the closing price of the Common Stock on the American Stock Exchange on March 24, 1997).

As of March 24, 1997, the registrant had 144,318,452 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                Explanatory Note

         This Form 10-K/A2 is being filed by Hanover Direct, Inc., a Delaware corporation (the "Company"), as an amendment to its Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed March 28, 1997, as amended by Amendment No. 1 thereto, filed April 14, 1997, to respond to items 10(a), 11, 12 and 13 of Part III of such form and to correct the disclosure pursuant to item 10(b) of such form.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors:


         RALPH DESTINO, 60, has been the Chairman of Cartier, Inc., a luxury goods store, since 1985. Cartier, Inc. is a subsidiary of Compagnie Financiere Richemont, A.G. ("Richemont"), a Swiss public company engaged in the tobacco, luxury goods and other businesses and an affiliate of NAR. Mr. Destino also serves as a director of The Leslie Fay Companies, a manufacturer of dresses, suits, coats and sportswear which filed for protection under Chapter 11 of the U.S. Code in March 1993. Mr. Destino was elected a Director of the Company in October 1991.

         J. DAVID HAKMAN, 55, has been the Chief Executive Officer of Hakman Capital Corporation, Burlingame, California, an investment and merchant banking firm, since 1980. Mr. Hakman also serves as a director of Concord Camera Corp., a firm which manufactures and distributes cameras. Mr. Hakman, a designee of Mr. Kruttschnitt, was appointed a Director of the Company in May 1989 pursuant to the Nomination and Standstill Agreement and was elected a Director of the Company in October 1991.

         RAKESH K. KAUL, 45, has served as the Company's President and Chief Executive Officer since March 7, 1996. Mr. Kaul served as Vice Chairman and Chief Operating Officer of Fingerhut Companies, Inc., a multi-media direct marketing company, from March 1995 to February 1996 and Executive Vice President and Chief Administrative Officer of Fingerhut from January 1992 until March 1995. Prior to 1992, Mr. Kaul was the Senior Vice President of Strategy and Finance and a director of Shaklee Corporation, a direct marketing company. Mr. Kaul was elected a Director of the Company in March 1996.

         S. LEE KLING, 68, is Chairman of the Board of Kling Rechter & Co., a merchant banking company. He served as Chairman and a director of Landmark Bancshares Corporation, a bank holding company in St. Louis, Missouri, from 1974 through 1991, when it merged with Magna Group Inc. He served as Landmark's Chief Executive Officer from 1974 through 1990. Mr. Kling serves on the Boards of Directors of ElectroRent Corp, an electronics leasing company, Falcon Products, Inc., a manufacturer of commercial furniture, Bernard Chaus Inc., a sportswear manufacturer and distributor, Top Air Manufacturing Co., a manufacturer of agricultural equipment, Lewis Galoob Toys, Inc., a toy company, Magna Group, Inc., a multi-bank holding company, and National Beverage Corp., a specialized beverage company. In February 1995, Mr. Kling was appointed by President Clinton to serve as a Commissioner on the Defense Base Closure and Realignment Commission. Mr. Kling was elected a Director of the Company in 1983.

         THEODORE H. KRUTTSCHNITT, 54, has been the owner and sole proprietor of California Innkeepers, Burlingame, California, an owner/operator of hotels and motor hotels, since May 1970. Mr. Kruttschnitt serves on the Board of Directors of Cooper

Development Company, a firm which invests in personal care products businesses. Mr. Kruttschnitt was appointed a Director of the Company in May 1989 pursuant to the Nomination and Standstill Agreement and was elected a Director of the Company in October 1991.

         ELIZABETH VALK LONG, 47, has been the Executive Vice President of Time, Inc., periodical and book publishers, since September 1995. From September 1993 to September 1995, she was the President of TIME Magazine and, from April 1989 to September 1993, she was a Senior Vice President of Time Inc. She served as the publisher of TIME from July 1991 until September 1993, of PEOPLE Magazine from November 1988 until July 1991, and of LIFE Magazine from December 1986 until November 1988. Ms. Long was elected a Director of the Company in October 1991.

         EDMUND R. MANWELL, 54, is senior partner at the law firm of Manwell & Milton, San Francisco, California. Mr. Manwell has been associated with this firm since 1982. Mr. Manwell also serves as a director of Dreyer's Grand Ice Cream Inc., an ice cream company. Mr. Manwell, a designee of Mr. Kruttschnitt, was appointed a Director of the Company in May 1989 pursuant to the Nomination and Standstill Agreement and was elected a Director of the Company in October 1991.

         JAN P. du PLESSIS, 43, has been Finance Director of Compagnie Financiere Richemont A.G., a Swiss public company with interests primarily in the fields of luxury goods and tobacco and an affiliate of NAR, for the last 5 years. He also served as Finance Director of Rothman's International Group until August 1996.

         ALAN G. QUASHA, 47, has been President of Quadrant Management Inc., an indirect wholly-owned subsidiary of NAR which manages NAR's U.S. assets ("Quadrant"), since its formation in early 1988. From 1980 to September 1991, he was a partner in the New York City law firm of Quasha, Wessely & Schneider. In addition to his directorship at the Company, Mr. Quasha serves as a director of Tejas Power Corporation, a natural gas company, and NAR. Mr. Quasha is also a director of Richemont, an affiliate of NAR. Mr. Quasha was elected a Director of the Company and Chairman of the Board in October 1991.

         HOWARD M. S. TANNER, 52, has been Executive Director of Richemont S.A., a Luxembourg public company and an affiliate of NAR and Compagnie Financiere Richemont A.G., for the last 5 years.

         ROBERT F. WRIGHT, 71, has been the President of Robert F. Wright Associates, Inc., business consultants, since 1988. Prior thereto, he was a senior partner of the accounting firm Arthur Andersen & Co. Mr. Wright is a director of Reliance Standard Life Insurance Co., a life insurance company, and affiliates, Williams Real Estate Co., Inc., a real estate company, The Navigator Group, Inc., a property insurance company, Rose Technology Group Limited, an energy service company, Timberlands Management Group LLC, a manager of Western Timberlands, and Norweb North America

Corporation, an investment company. Mr. Wright also serves on the advisory board of Quadrant. Mr. Wright was elected a Director of the Company in October 1991.

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires officers, Directors and beneficial owners of more than 10% of the Company's Common Stock to file reports of ownership and changes in their ownership of the equity securities of the Company with the Securities and Exchange Commission ("Commission") and the American Stock Exchange. Based solely on a review of the reports and representations furnished to the Company during the last fiscal year by such persons, the Company believes that each of these persons is in compliance with all applicable filing requirements except for Rakesh K. Kaul who filed the required report with respect to his being elected President and Chief Executive Officer but not on a timely basis and Ralph Destino, Jeffrey Laikind, Robert F. Wright, Elizabeth Valk Long and Geraldine Stutz who each filed one required report with respect to one transaction but not on a timely basis.

(b) Identification of Executive Officers:


                                TITLE AND OTHER                                                                     OFFICE HELD
NAME                     AGE    INFORMATION(1)                                                                         SINCE
----                     ---    ---------------                                                                        -----
Rakesh K. Kaul           45     President, Chief Executive Officer and Director since March 7, 1996.                   1996
                                From 1995 until February 1996, Mr. Kaul was the Vice Chairman and Chief
                                Operating Officer of Fingerhut Companies, Inc. From January 1992 until
                                March 1995, Mr. Kaul was also the Executive Vice President and Chief
                                Administrative Officer of Fingerhut. Prior to January 1992, Mr. Kaul was the
                                Senior Vice President, Strategy and Finance and a director at Shaklee Corporation.

Ralph Bulle              47     Senior Vice President - Human Resources since June 1996. Mr. Bulle joined               1996
                                the Company in 1993 as Vice President - Human Resources. Prior to 1993,
                                Mr. Bulle was Senior Vice President - Operations & Human Resources for
                                Seaman Furniture Company.

Michael D. Contino       36     Senior Vice President and Chief Information Officer since December 1996.                1996
                                Mr. Contino joined the Company in 1995 as Director of Computer Operations
                                and Telecommunications. Prior to 1995, Mr. Contino was the Senior Manager
                                of I.S. Operations at New Hampton, Inc., a subsidiary of Spiegel, Inc.

Michael Lutz             54     Executive Vice President Operations since September 1994. Prior to September 1994,      1994
                                Mr. Lutz held various positions with New Hampton, Inc./Avon Direct Response.

Edward J. O'Brien        53     Senior Vice President and Treasurer since March 1991. Mr. O'Brien joined the            1991
                                Company in 1986 and was elected Vice President in 1988. Mr. O'Brien was elected
                                Secretary in 1996.


Larry J. Svoboda         48     Senior Vice President and Chief Financial Officer since September 25, 1996.             1996
                                From 1987 to September 1996, Mr. Svoboda was the Chief Financial Officer of
                                the Florsheim Shoe Company. Prior to 1987, Mr. Svoboda was with the Sara Lee
                                Corporation.


(1) All references to dates and positions held by such executive officers prior to September 1993 refer to the Company's predecessor, The Horn & Hardart Company ("H&H"). H&H merged with and into the Company in September 1993, with the Company surviving.

Pursuant to the Company's By-Laws, its officers are chosen annually by the Board of Directors and hold office until their respective successors are chosen and qualified.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION OF THE COMPANY

         The following table sets forth certain information with respect to compensation awarded to, earned by or paid to (a) the Company's Chief Executive Officer and (b) each of the four most highly compensated executive officers of the Company as of the 1996 fiscal year end (other than the Chief Executive Officer) whose total annual salary and bonus exceeded $100,000, in each case for the preceding three fiscal years (collectively, the "Named Executives"):

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG TERM
                                                    ANNUAL COMPENSATION            COMPENSATION
                                                    -------------------            ------------
                                                                                                      ALL OTHER
           NAME AND           FISCAL                              OTHER ANNUAL       OPTIONS        COMPENSATION
      PRINCIPAL POSITION       YEAR     SALARY($)    BONUS($)    COMPENSATION($)    AWARDED(#)          ($)
      ------------------      ------    ---------    --------    ---------------    ----------      ------------
Rakesh K. Kaul(1) .........    1996     $ 417,981    $ 349,188     $ 199,313(2)    7,530,000(3)     $     314(4)

Wayne P. Garten(1) ........    1996     $ 240,000    $   2,972     $ 612,709(5)           --        $   8,322(6)
Executive Vice President       1995     $ 260,000           --            --              --        $  12,908(7)
and Chief Financial Officer    1994     $ 254,231    $  15,000            --              --        $  12,870(8)

Michael P. Sherman(1) .....    1996     $ 132,000    $   3,120     $ 262,533(9)           --        $   4,813(10)
Executive Vice President--     1995     $ 246,000           --            --              --        $  12,237(11)
Corporate Affairs, General     1994     $ 244,156           --            --              --        $  12,370(12)
Counsel and Secretary

Ralph Bulle ...............    1996     $ 163,385           --            --         125,000(13)    $   5,329(14)
Senior Vice President--        1995     $ 143,000           --            --              --        $   5,584(15)
Human Resources                1994     $ 142,423           --            --              --        $     309(16)

Michael Lutz(1) ...........    1996     $ 226,539    $  27,095            --         150,000(17)    $   3,109(18)
Executive Vice President--     1995     $ 215,000    $  75,000            --          40,000(19)    $   1,490(20)
Operations                     1994     $  57,885           --            --              --               --


(1) Rakesh K. Kaul was named President and Chief Executive Officer and elected to the Board of Directors on March 7, 1996. Michael P. Sherman resigned effective April 23, 1996. Wayne P. Garten resigned effective September 30, 1996. Michael Lutz joined the Company in September 1994.

(2)      Includes the following payments made by the Company on behalf of Mr.
         Kaul: $151,192 in relocation expenses and $48,121 in car allowance and related benefits.

(3) Issued by the Company pursuant to the Tandem Option, the Closing Price Option and the Performance Year Option and by NAR pursuant to the Six, Seven, Eight and Nine Year Stock Options. See "Severance and Employment Agreements."

(4)      Includes the following payments made by the Company on behalf of Mr.
         Kaul: $281 in term life insurance premiums and $33 of accidental death insurance premiums.

(5)      Includes the following payments made by the Company on behalf of Mr.
         Garten: $346,667 in severance pay, $63,000 of accrued vacation pay, $8,921 in car allowance, $66,574 representing a supplemental retirement distribution and $127,547 in forgiveness of indebtedness.

(6)      Includes the following payments made by the Company on behalf of Mr.
         Garten: $2,500 in matching contributions under the 401(k) Savings Plan, $5,660 in matching contributions under the Supplemental Retirement Plan, $129 of term life insurance premiums and $33 of accidental death insurance premiums.

(7)      Includes the following payments made by the Company on behalf of Mr.
         Garten: $2,207 in matching contributions under the 401(k) Savings Plan, $10,400 in matching contributions under the Company's Supplemental Retirement Plan, $240 in term life insurance premiums and $61 of accidental death insurance premiums.

(8)      Includes the following payments made by the Company on behalf of Mr.
         Garten: $2,250 in matching contributions under the 401(k) Savings Plan, $10,169 in matching contributions under the Supplemental Retirement Plan, $366 in term life insurance premiums and $85 of accidental death insurance premiums.

(9)      Includes the following payments made by the Company on behalf of Mr.
         Sherman: $2,120 in car allowance, $119,415 representing a supplemental retirement distribution and $140,998 in forgiveness of indebtedness.

(10)     Includes the following payments made by the Company on behalf of Mr.
         Sherman: $2,261 in matching contributions under the 401(k) Savings Plan, $2,451 in matching contributions under the Company's Supplemental Retirement Plan, $71 in term life insurance premiums and $30 of accidental death insurance premiums.

(11)     Includes the following payments made by the Company on behalf of Mr.
         Sherman: $2,250 in matching contributions under the 401(k) Savings Plan, $9,686 in matching contributions under the Supplemental Retirement Plan, $240 in term life insurance premiums and $61 of accidental death insurance premiums.

(12)     Includes the following payments made by the Company on behalf of Mr.
         Sherman: $2,250 in matching contributions under the 401(k) Savings Plan, $9,686 in matching contributions under the Supplemental Retirement Plan, $352 in term life insurance premiums and $82 of accidental death insurance premiums.

(13)     Issued pursuant to the Company's 1996 Stock Option Plan.

(14)     Includes the following payments made by the Company on behalf of Mr.
         Bulle: $2,500 in matching contributions under the 401(k) Savings Plan, $2,454 in matching contributions under the Supplemental Retirement Plan, $342 in term life insurance premiums and $33 of accidental death insurance premiums.

(15)     Includes the following payments made by the Company on behalf of Mr.
         Bulle: $2,145 in matching contributions under the Company's 401(k) Savings Plan, $2,860 in matching contributions under the Company's Supplemental Retirement Plan, $518 in term life insurance premiums and $61 of accidental death insurance premiums.

(16)     Includes the following payments made by the Company on behalf of Mr.
         Bulle: $0 in matching contributions under the 401(k) Savings Plan, $0 in matching contributions under the Supplemental Retirement Plan, $248 in term life insurance premiums and $61 of accidental death insurance premiums.

(17)     Issued pursuant to the Company's 1996 Stock Option Plan.

(18)     Includes the following payments made by the Company on behalf of Mr.
         Lutz: $2,500 in matching contributions under the 401(k) Savings Plan, $0 in matching contributions under the Supplemental Retirement Plan, $576 in term life insurance premiums and $33 of accidental death insurance premiums.

(19)     Issued pursuant to the Company's 1993 Executive Equity Incentive Plan.

(20)     Includes the following payments made by the Company on behalf of Mr.
         Lutz: $662 in matching contributions under the 401(k) Savings Plan, $0 in matching contributions under the Supplemental Retirement Plan, $767 in term life insurance premiums and $61 of accidental death insurance premiums.

STOCK OPTIONS

        The following table contains information concerning options granted to each of the Named Executives during fiscal l996.


                          OPTION GRANTS IN FISCAL 1996


                           NUMBER         PERCENT OF
                          OF SHARES      TOTAL OPTIONS
                          UNDERLYING      GRANTED TO                                GRANT DATE
                           OPTIONS       EMPLOYEES IN     EXERCISE    EXPIRATION      PRESENT
NAME                      GRANTED(#)      FISCAL YEAR     PRICE($)       DATE       VALUE($)(1)
-------                   ----------     -------------    --------    ----------    ------------
Rakesh K. Kaul.........    3,020,000              26.7%   $1.15625        3/7/06     2,325,400(a)
                           1,000,000               8.8     1.15625        3/7/06       770,000(b)
                           2,000,000              17.7     1.15625        3/7/06       340,000(c)
                             377,500               3.3     1.15625        3/7/02       226,500(d)
                             377,500               3.3     1.15625        3/7/03       245,375(e)
                             377,500               3.3     1.15625        3/7/04       260,475(f)
                             377,500               3.3     1.15625        3/7/05       279,350(g)
Wayne P. Garten........           --                --          --            --            --
Michael P. Sherman.....           --                --          --            --            --
Ralph Bulle............      125,000               1.3%   $   1.00       10/13/03       83,750(h)
Michael Lutz...........      150,000               1.3%   $   1.00       10/13/03      100,500(h)

--------------
(a) The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1996; risk free interest rate of 6.79% expected lives of 9.85 years, expected volatility of 45.02% and expected dividends of $0.

(b) The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-price model with the following weighted average assumptions grants in 1996; risk free interest rate of 6.79%, expected lives of 9.85 years, expected volatility of 45.02% and expected dividends of $0.

(c) The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-price model utilizing a Monte Carlo simulations with the following weighted
     average assumptions grants in 1996; risk free interest rate of 6.79%, expected lives of 9.85 years, expected volatility of 45.02% and expected dividends of $0.

(d) The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1996; risk free interest rate of 6.42%, expected lives of 5.85 years, expected volatility of 45.02% and expected dividends of $0.

(e) The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-price model with the following weighted average assumptions for grants in 1996; risk free interest rate of 6.53%, expected lives of 6.85 years, expected volatility of 45.02% and expected dividends of $0.

(f) The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions grants in 1996; risk free interest rate of 6.62%, expected lives of 7.85 years, expected volatility of 45.02% and expected dividends of $0.

(g) The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1996; risk free interest rate of 6.73%, expected lives of 8.85 years, expected volatility of 45.02% and expected dividends of $0.

(h) The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1996; risk free interest rate of 6.80%, expected lives of 7 years, expected volatility of 45.35% and expected dividends of $0.

(i) Options granted to Mr. Karl during 1996 represent appreciated 66.5% of all options granted to all employees.

        No options were exercised by any of the Named Executives during fiscal 1996. The following table contains information concerning options held by each of the Named Executives at the end of fiscal 1996:


                         FISCAL YEAR-END OPTION VALUES

                                         Number of Securities                Value of Unexercised
                                        Underlying Unexercised               In-The-Money Options
                                      Options at Fiscal Year-End              at Fiscal Year-End
                                                 (#)                                  ($)
                                    -------------------------------     -------------------------------
              Name                  Exercisable    Unexercisable(1)     Exercisable    Unexercisable(1)
              ----                  -----------    ----------------     -----------    ----------------
Rakesh K. Kaul..................             --           7,530,000              --         $ 5,647,500
Wayne P. Garten.................             --                  --              --                  --
Michael P. Sherman..............             --                  --              --                  --
Ralph Bulle.....................             --             125,000              --         $    93,750
Michael Lutz....................             --             190,000              --         $   142,500


----------
(1) Unexercisable options for Mr. Kaul represent options granted in 1996 by the Company under the Tandem Option, the Closing Price
        Option and the Performance Year Option and by NAR under the Six, Seven, Eight and Nine Year Stock Options while all the unexercisable options for Mr. Bulle and 150,000 of the unexercised options for Mr. Lutz represent options granted in 1996 under the 1996 Stock Option Plan and 40,000 unexercised options for Mr. Lutz represent tandem options granted in 1995 pursuant to the 1993 Executive Equity Incentive Plan. Under the 1996 Stock Option Plan, these options become exercisable three years after the date of grant and expire seven years from the date of grant.

SEVERANCE AND EMPLOYMENT AGREEMENTS

        Jack E. Rosenfeld resigned as President and Chief Executive Officer and as a Director of the Company effective December 30, 1995. In connection with such resignation, the Company and Mr. Rosenfeld entered into a Termination of Employment Agreement, dated as of December 30, 1995 (the "Termination Agreement"), providing for the termination of the Employment Agreement, dated as of October 25, 1991, between the Company and Mr. Rosenfeld, and all benefits, salary and perquisites provided for therein except for (a) benefits, salary and perquisites earned and accrued up to December 30, 1995, (b) salary of $500,000 through December 31, 1996, and (c) benefits including (i) continued disability and term life insurance in amounts not less than the amounts in force on the date of the Termination Agreement and (ii) the right to continue to participate in the Company's medical plans to the extent he is eligible for up to three years from the date of the Termination Agreement. The Termination Agreement called for Mr. Rosenfeld to serve as a Director Emeritus of the Company, and allowed Mr. Rosenfeld to attend meetings of the Board of Directors and participate in board discussions for a one-year period but Mr. Rosenfeld had no voting rights on any matters that came before the Board of Directors. The Termination Agreement precluded Mr. Rosenfeld for a one-year period from competing with the Company under certain circumstances.

        In connection with the resignation of Jack E. Rosenfeld, the Company entered into an Executive Employment Agreement, dated as of March 7, 1996, with Rakesh K. Kaul, the President and Chief Executive Officer of the Company (the "Employment Agreement"). The Employment Agreement provides for an "at will" term commencing on March 7, 1996, at a base salary of $525,000 per year. The Employment Agreement also provides for Mr. Kaul's participation in the Short-Term Incentive Plan for Rakesh K. Kaul. That plan provides for an annual bonus of between 0% and 125% of Mr. Kaul's base salary, depending on the attainment of various performance objectives as determined in accordance with the objective formula or standard adopted by the Compensation Committee as part of the performance goals for each such year. The Employment Agreement also provides for Mr. Kaul's participation in the Long-Term Incentive Plan for Rakesh
K. Kaul. That plan provides for the purchase by Mr. Kaul of 1,510,000 shares of Common Stock of the Company at their fair market value; an option expiring March 7, 2006 for the purchase of 3,020,000 shares of Common Stock; an option expiring March 7, 2006 to purchase 2,000,000 shares of Common Stock exercisable only upon satisfaction of the condition that the closing price of the Common Stock have attained an average of $7.00 per share during a 91-day period ending on or before March 7, 2002; an option expiring March 7, 2006 to purchase an aggregate of 1,000,000 shares of Common Stock at their fair market value, subject to the attainment of certain objective performance goals set by the Compensation Committee; and four options expiring March 7, 2002, and the first three anniversaries thereof, respectively, for the purchase of 250,000 shares of Common Stock each, granted by NAR. The Employment Agreement also provides for the grant of registration rights under the Securities Act of 1933, as amended (the "Securities Act"), for shares of Common Stock owned by Mr. Kaul. Pursuant to the Employment Agreement, the Company also agreed to make Mr. Kaul whole, on an after-tax basis, for any loss realized on the sale of his residence at the time he joined the Company. The Company also provides Mr. Kaul with an automobile allowance of $2,500 per month, and pays for up to $15,000 in annual financial and tax planning services. In the event that Mr. Kaul's employment is actually or constructively terminated by the Company other than for cause, he will be entitled for a 12-month period commencing on the date of his termination to (i) a continuation of his base salary, (ii) continued participation in the Company's medical, dental, life insurance and retirement plans offered to senior executives of the Company, and
(iii) a bonus, payable in 12 equal annual installments, equal to 100% of his base salary (at the rate in effect immediately prior to such termination). In addition, Mr. Kaul will be entitled to receive (i) to the extent not previously paid, the short-term bonus payable to Mr. Kaul for the year preceding the year of termination and (ii) for the year in which Mr. Kaul's employment is terminated, an additional bonus equal to his annual base salary for such year, pro-rated to reflect the portion of such year during which Mr. Kaul is employed. Mr. Kaul's employment will be deemed to be constructively terminated by the Company in the event of a change in control (as defined in the Employment Agreement), the Company's bankruptcy, a material diminution of his responsibilities, or a relocation of the Company's headquarters outside the New York metropolitan area without his prior written consent. In the event that Mr. Kaul's employment terminates other than as a result of a termination by the Company, Mr. Kaul will not be entitled to any payment or bonus, other than any short-term bonus he is entitled to receive from the year prior to termination.

        In connection with the Stock Purchase Agreement, dated October 14, 1991, between the Company and NAR, the Company entered into Executive Employment Agreements with Messrs. Sherman and Garten. These agreements, which were renewable annually for one year renewable terms, provided for base salaries of $246,500 and $260,000, respectively. In 1991, Messrs. Sherman and Garten were also granted certain registration rights under the Securities Act with respect to shares of Common Stock granted to each of them in that year. Mr. Sherman resigned as Executive Vice President-Corporate Affairs, General Counsel and Secretary effective April 23, 1996 and Mr. Garten also resigned as Executive Vice President and Chief Financial Officer effective as of September 30, 1996. See "ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

COMPENSATION OF DIRECTORS

        During 1996, Directors who were not employees of the Company or its subsidiaries were paid a retainer at an annual rate of $15,000, plus an additional $500 for each Board meeting and $250 for each committee meeting attended and were entitled to share equally 1% of the pre-tax profits of the Company. Officers and employees of the Company or its subsidiaries receive no remuneration for their services as Directors. During 1997, Directors who are not employees of the Company or its subsidiaries will be paid a retainer at an annual rate of $15,000, plus an additional $500 for each Board meeting and $250 for each committee meeting attended and all Directors who are not employees of the Company or its subsidiaries will share equally 1% of the pre-tax profits of the Company. During fiscal 1996, the Company provided $50,000 of term life insurance for each Director of the Company. The Company indemnifies its Directors to the extent permitted by applicable law. See "ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

        Messrs. Destino, Laikind, Quasha and Wright and Ms. Long, who served as members of an ad hoc Search Committee of the Directors to find a replacement for Jack E. Rosenfeld as President and Chief Executive Officer of the Company, each (with the exception of Mr.Quasha) received options to purchase 5,000 shares of Common Stock for a period of five years at an exercise price of $1.4375 per share, the market price of the Common Stock on February 9, 1996. See "ITEM 13 --CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During the fiscal year ended December 28, 1996, the Compensation Committee of the Board of Directors of the Company consisted of Jeffrey Laikind (Chairman), Ralph Destino, Elizabeth Valk Long, Alan G. Quasha and Geraldine Stutz. None of such persons was, during such fiscal year or formerly, an officer or employee of the Company or any of its subsidiaries or had any relationship with the Company other than serving as a Director of the Company, except that after Mr. Rosenfeld's resignation effective December 30, 1995, Mr. Quasha served as interim Chief Executive Officer between January 1, 1996 and March 6, 1996 but received no compensation for such services. Ms. Stutz and Mr. Laikind subsequently resigned as directors of the Company. During the 1996 fiscal year, no executive officer of the Company served as a director or a member of the compensation committee of another entity, one of whose executive officers served as a Director or on the Compensation Committee of the Company. However, Mr. Quasha has an indirect material interest in Quadrant which renders management consulting, business advisory and investment banking services to the Company for an annual fee of $750,000 per year. Such fee was waived for the 1996 fiscal year and will be waived for the 1997 fiscal year.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

        The Stock Option and Executive Compensation Committee (the "Compensation Committee"), currently consisting of three outside directors, has the responsibility, under delegated authority from the Company's Board of Directors, for developing, administering and monitoring the executive compensation policies of the Company and making recommendations to the Board with respect to these policies. The Board of Directors has accepted the Compensation Committee's recommendations for 1996 compensation.

  Executive Compensation Philosophy

        The Compensation Committee's executive compensation philosophy supports the Company's overall business strategy and has at its core a strong link between pay, performance and retention. The philosophy emphasizes recognition of achievement at both the Company and individual level. A significant portion of compensation delivered to executives to reflect such achievement is intended to be in the form of long-term incentives. This long-term focus emphasizes sustained performance and encourages retention of executive talent. In addition, executives are encouraged to hold a significant ownership stake in the Company, so that their interests are closely aligned with those of the shareholders in terms of both risk and reward.

        The specific executive compensation plans are designed to support the executive compensation philosophy. Compensation of the Company's executives consists of three components which are discussed below: salary, annual incentive awards and long-term incentive awards. Base salary levels have been established in order to attract and retain key executives commensurate with their level of responsibility within the organization. Annual incentives closely link executive pay with performance in areas that are critical to the Company's short-term operating success. Long-term incentives motivate executives to make decisions that are in the best interests of the Company's owners and reward them for the creation of shareholder value. It is the intent of both the Company and the Compensation Committee that the components of the executive compensation program will support the Company's compensation philosophy, reinforce the Company's overall business strategy, and ultimately drive shareholder value creation.

  Base Salaries

        Individual salaries for executives of the Company are generally influenced by several equally weighted factors: the qualifications and experience of the executive, the executive's level of responsibility within the organization, pay levels at firms which compete with the Company for executive talent, individual performance, and the Company performance-related factors used to determine annual incentive awards. Salaries for Messrs. Sherman and Garten were set pursuant to employment agreements entered into by them with the Company in October 1991 and renewed in 1995. Messrs. Sherman and Garten resigned effective April 23, 1996 and September 30, 1996, respectively. Mr. Kaul joined the Company effective March 7, 1996. Salary for Mr. Kaul was set pursuant to an employment agreement entered into by him with the Company in March 1996.

        The base salaries of the Company's executives are subject to periodic review and adjustment. Annual salary adjustments are made based on the factors described above.

  Annual Incentive Awards

        In addition to base salaries, each of the Company's executives and selected key managers participate in the Company's Incentive Compensation Plan. Currently, approximately 270 executives and key managers are eligible to participate in the annual incentive plan. Under this plan, each participant is assigned a target bonus, expressed as a percentage of his/her base salary, which is paid if all performance targets are fully met. It is the policy of the Compensation Committee to position target bonuses at competitive levels. Individual target bonuses are based on the person's responsibility level in the organization and the bonus award opportunity at the other organizations included in the performance chart. Target bonus levels range from 5% to 45% of salary. The target bonus for Mr. Kaul is 100% of salary while his maximum bonus is 125% of salary. Target bonus opportunities for Messrs. Garten, Sherman, Hudson and Lutz are 50% of salary while maximum bonuses are 100% of salary.

        Participants are eligible to receive an annual bonus depending upon the extent to which certain goals are achieved. As in past years, performance goals for 1996 were based on Earnings Before Interest and Taxes (EBIT), Operating Profit, and other customer satisfaction and performance-related goals including Inventory Fill, Inventory Turns, Returns and Order Cancellations. Goals are set at both the corporate and business unit levels depending on the participant's scope of responsibility thus encouraging teamwork amongst the Company's employees. The importance of each goal in determining a participant's bonus award also depends on his/her scope of responsibility. In order for the Named Executives to receive a bonus, the Company must achieve a threshold EBIT level. Once the threshold EBIT level is achieved, bonus awards for the Named Executives depend 75% on Company or business unit EBIT performance and 25% on the customer satisfaction goals explained above. Actual bonus levels vary depending upon the degree of achievement in relationship to the performance goals.

        Payout of awards have been determined based on the Company's performance during fiscal 1996. 100% of awards made under the bonus plan are currently paid in cash. Since the Company did not meet its aggressive EBIT goals in 1995 and 1994 there were no bonus payouts based on corporate performance in any of those years. Award payouts for other participants during 1996 ranged from 0% to 58% of salary depending on the performance of each individual's area of responsibility.

  Long-Term Incentive Awards

  1993 Executive Equity Incentive Plan

        The 1993 Executive Equity Incentive Plan terminated in accordance with its terms on December 31, 1996. Such plan provided executives and other key employees with incentives to maximize the long-term creation of shareholder value. The long-term incentive plan encouraged executives to acquire and retain a significant ownership stake in the Company. Under the plan, executives were given an opportunity to purchase shares of Common Stock with up to 80% of the purchase price financed with a full recourse Company loan. For each share of stock an employee purchased, he/she received an option to acquire two additional shares of Common Stock, which vest after three years and expire after six years. By creating this opportunity, the Company encouraged executives to own Common Stock thereby aligning executives' interests with those of the shareholders. The number of shares offered for purchase to each executive and the corresponding number of tandem options increased with the executive's level of responsibility within the organization.

        Approximately 12 executives who are currently employed by the Company are participating in the 1993 Executive Equity Incentive Plan. During 1996, the Compensation and Special Committees made awards to selected participants under the plan based primarily on the executives' levels of responsibility within the organization and desired levels of equity ownership relative to other executives in the Company. In aggregate, executives of the Company elected to purchase a total of 200,000 shares of Common Stock during 1996 and were awarded a total of 350,000 tandem options to purchase shares of Common Stock.

  1993 All-Employee Equity Investment Plan

        The 1993 All-Employee Equity Investment Plan terminated in accordance with its terms in February 1996. The 1993 All-Employee Equity Investment Plan was offered to all employees to provide them an opportunity to own stock and share in the upside potential of the Company. The plan gave employees an opportunity to purchase shares of Common Stock at a 40% discount to the market price. Employees could finance their purchase through a short-term, full recourse Company loan which could be repaid through payroll deductions over the course of a year.

        Approximately 240 employees who are currently employed by the Company are participating in the 1993 All-Employee Equity Investment Plan, constituting those employees of the Company who had been employed by the Company for at least one year and were not eligible to participate in the 1993 Executive Equity Incentive Plan. Thus, the Named Executives were not eligible to participate in the All-Employee Equity Investment Plan. During 1996, approximately 189 employees elected to purchase 80,500 shares of Common Stock in accordance with the plan.

1996 Stock Option Plan

        The purpose of the 1996 Stock Option Plan is to provide employees of the Company and its subsidiaries with a larger personal and financial interest in the success of the Company through the grant of stock-based incentive compensation. Under the plan, employees may be granted options to purchase shares of Common Stock at the fair market value on the date of grant. The total options granted to an employee is one-half performance-based. Options typically expire after 10 years.

        All employees are eligible to participate in the 1996 Stock Option Plan. During 1996, approximately 3,445,000 options to purchase shares of Common Stock were granted to 75 employees in accordance with the plan.

  Stock Options

        The Company occasionally grants stock options to selected employees pursuant to its Stock Option Plan. During 1996, no such options were granted.

  Chief Executive Officer Compensation

        The incentive elements of the compensation paid to Mr. Kaul during 1996 were determined on the same basis as that discussed above for all Named Executives. Mr. Kaul's 1996 base salary (pro rated for the portion of the year during which he worked for the Company) was $417,981 pursuant to an employment agreement entered into by him and the Company in March 1996 while his bonus was $349,188. In 1996, Mr. Kaul purchased 1,510,000 shares of Common Stock pursuant to the Long-Term Incentive Plan for Rakesh K. Kaul and received two tandem options for each share purchased for a total of 3,020,000 options. In determining the terms of Mr. Kaul's compensation, the Compensation Committee noted the option agreements between NAR and Mr. Kaul.

  Nondeductible Compensation

        The Compensation Committee currently does not anticipate that payments of compensation in 1997 to the Named Executives which are subject to the $1 million deduction limit under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "$1 Million Limit"), will exceed $1 million in 1997. Consequently, the Company expects its executive compensation program to be fully deductible.

                                    Respectfully Submitted,

                                    The Stock Option and Executive
                                    Compensation Committee

                                    Mr. Ralph Destino
                                    Ms. Elizabeth Valk Long
                                    Mr. Alan Quasha

PERFORMANCE GRAPH

         The following graph compares the yearly percentage change in the cumulative total shareholder return on the Company's Common Stock for each of the Company's last five fiscal years with the cumulative total return (assuming reinvestment of dividends) of (i) the Standard & Poor's 500 Stock Index (which includes the Company) and (ii) peer issuers from the Company's line of business selected by the Company in good faith.

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
                AMONG HANOVER DIRECT, INC., THE S & P 500 INDEX
                                AND A PEER GROUP

--------------------------------------------------------------------------------------
                                 1991      1992      1993      1994      1995    1996
--------------------------------------------------------------------------------------
      Hanover Direct           $  100    $  112    $  288    $  171    $   74    $  49
Direct Marketing Peer Group    $  100    $  105    $  192    $  142    $  115    $ 153
          S&P 500              $  100    $  108    $  118    $  120    $  165    $ 203
--------------------------------------------------------------------------------------


* Direct Marketing Peer Group consists of direct merchandising companies that market their products through alternative distribution channels, such as mail or television media; peer companies include Blair, Damark International, Fingerhut, Gander Mountain, Lands' End, Lillian Vernon, Spiegel and Williams Sonoma.

NOTE: Assumes $100 invested on December 31, 1991 in the Company's Common Stock, S&P 500 Funds and the Direct Marketing Peer Group and that dividends of each are reinvested quarterly; December 1996 figures assume September 1996 shares outstanding for the Direct Marketing Peer Group given data availability.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         PRINCIPAL HOLDERS OF VOTING SECURITIES OF THE COMPANY

         The following table sets forth information concerning each person or group of affiliated persons known by management to own beneficially more than five percent (5%) of the Company's Common Stock as of April 25, 1997. The information given is based on information furnished to the Company by such persons or groups and statements filed with the Commission.


                                                       SHARES OF         PERCENT OF
  NAME AND ADDRESS OF BENEFICIAL OWNER                COMMON STOCK        CLASS(1)
  ------------------------------------                ------------        --------
Alan G. Quasha(2) ............................       83,671,444(3,4)       55.8%
  c/o Quadrant Management, Inc.
  127 East 73rd Street
  New York, New York 10021

NAR Group Limited ............................       83,651,444(3)         55.8%
  c/o P.M.M. Services (B.V.I.) Limited
  P.O. Box 438 Road Town, Tortola,
  British Virgin Islands

Theodore H. Kruttschnitt .....................        7,300,000(5)          5.1%
  1350 Bayshore Boulevard
  Suite 850
  Burlingame, California 94010

----------
(1) Includes in each case shares of Common Stock issuable upon exercise of options or warrants exercisable within 60 days for the subject individual only. Percentages computed on the basis of 144,404,697 shares of Common Stock outstanding as of April 25, 1997.

(2) Information concerning the number of shares beneficially owned has been taken from Amendment No. 17 to the Statement on Schedule 13D filed by NAR on April 14, 1997 with the Commission, as supplemented by additional information provided to the Company by NAR. All of the shares beneficially owned by NAR could also be deemed to be owned beneficially by certain other persons including Alan G. Quasha, Intercontinental Mining & Resources Incorporated, Quadrant Capital Corp. and Richemont, each of which disclaims beneficial ownership of securities of the Company owned of record by any of the others.

(3) Includes warrants to purchase 5,646,490 shares exercisable within 60 days granted to NAR or its affiliates.

(4) Includes options to purchase 20,000 shares exercisable within 60 days by Mr. Quasha.

(5) Information concerning the number of shares beneficially owned has been taken from Amendment No. 12 to the Statement on Schedule 13D filed by Mr. Kruttschnitt on January 7, 1997 with the Commission. Such statement sets forth the number of shares beneficially owned by Mr. Kruttschnitt and, of such shares, the number as to which he holds sole voting power, shared voting power, sole dispositive power or shared dispositive power. The amended Schedule 13D also indicates that Mr. Kruttschnitt is a member of a group which includes Mr. Hakman, who beneficially owns 732,175 shares, and Mr. Manwell, who beneficially owns 20,579 shares.

        In February 1995, the Company issued an aggregate of 634,900 shares of Series B Preferred to the shareholders of Aegis Safety Holdings, Inc. in connection with the acquisition by the Company from such shareholders of all the outstanding capital stock of Aegis. The outstanding shares of Series B Preferred were convertible as of April 25, 1997 into an aggregate of 953,303 shares of the Company's Common Stock. Assuming that all the shares of Series B Preferred had been so converted as of April 25, 1997, the Aegis shareholders would have owned less than 1% of the Company's outstanding Common Stock on a fully diluted basis at such date.

                 SECURITY OWNERSHIP OF MANAGEMENT OF THE COMPANY

        The following table sets forth information concerning the beneficial ownership of the Company's Common Stock by each Director, nominee for Director and executive officer and by all executive officers and Directors as a group as of April 25, 1997. The information given is based on information furnished to the Company by such persons and statements filed with the Commission.



                                                           Shares of Common Stock    Percent of Class(1)
                                                           ----------------------    -------------------
Ralph Destino ..........................................            25,000(4)                  *

J. David Hakman(2) .....................................           732,175                     *

Rakesh K. Kaul .........................................         1,887,500(5)                1.3%

S. Lee Kling ...........................................            37,750                     *

Theodore H. Kruttschnitt(2) ............................         7,300,000                   5.1%

Elizabeth Valk Long ....................................            70,300(4)                  *

Edmund R. Manwell(2) ...................................            20,579                     *

Jan P. du Plessis ......................................                --                    --

Alan G. Quasha(3) ......................................        83,671,444(6)               55.8%

Howard M. S. Tanner ....................................                --                    --

Robert F. Wright .......................................           108,050(4)                  *

Larry J. Svoboda .......................................           152,000                     *

Michael Lutz ...........................................            27,284                     *

Ralph Bulle ............................................                --                     *

Directors and executive officers as a group (16 persons)        10,507,118(7)                7.3%

----------
* Less than 1%

(1) Includes in each case shares of Common Stock issuable upon exercise of options or warrants exercisable within 60 days for the subject individual only. Percentages computed on the basis of 144,404,697 shares of Common Stock outstanding as of April 25, 1997.

(2)      See Note (5) under "PRINCIPAL HOLDERS OF VOTING SECURITIES OF THE
         COMPANY."

(3) See Note (2) under "PRINCIPAL HOLDERS OF VOTING SECURITIES OF THE COMPANY." All of the shares beneficially owned by NAR could also be deemed to be beneficially owned by Alan G. Quasha, due to his shared investment and voting power with NAR.

(4)      Includes options to purchase 25,000 shares exercisable within 60 days.

(5) Includes options to purchase 377,500 shares exercisable within 60 days.

(6)      Includes options to purchase 20,000 shares exercisable within 60 days.

(7) Excludes 78,004,954 shares and warrants to purchase 5,646,490 shares beneficially owned by NAR which could also be deemed to be beneficially owned by Mr. Quasha. Includes options to purchase 20,000 shares exercisable within 60 days by Mr. Quasha. None of the Company's Directors or executive officers owns any shares of Series B Preferred.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         Pursuant to the Nomination and Standstill Agreement, Messrs. Kruttschnitt, Hakman and Manwell agreed that if at any time Mr. Kruttschnitt ceases to own at least 2,262,000 shares of Common Stock (representing 83% of the shares owned by Mr. Kruttschnitt on the date of the Nomination and Standstill Agreement), at least one of them will resign as a Director; if at any time Mr. Kruttschnitt ceases to own at least 1,907,710 shares of Common Stock (representing 70% of the shares owned by Mr. Kruttschnitt on the date of the Nomination and Standstill Agreement), at least two of them will resign as Directors; and if at any time Mr. Kruttschnitt owns less than 5% of the outstanding shares of Common Stock, all of them will resign as Directors; except no Director shall be obligated to resign if such resignation would constitute a breach of the Director's fiduciary duties as a Director. See "PRINCIPAL
HOLDERS OF VOTING SECURITIES OF THE COMPANY."

         Since January 1993, pursuant to a consulting arrangement, Quadrant, an affiliate of NAR, renders management consulting, business advisory and investment banking services to the Company for an annual fee of $750,000 per year. Such $750,000 fee for the 1996 fiscal year was waived by Quadrant and will be waived for the 1997 fiscal year.

         In November 1995, Intercontinental Mining & Resources Incorporated ("IMR"), an affiliate of NAR, purchased the Company's 9.25% Senior Subordinated Notes due August 1, 1998 (the "9.25% Notes") from a third party in connection with the refinancing of the Company's indebtedness under the $75 million secured credit facility (the "Credit Facility") with Congress Financial Corporation ("Congress"). The Company paid NAR a commitment fee of $105,000 upon the signing of a repurchase and option agreement and a fee of $210,000 (1.5% of the outstanding principal amount of the 9.25% Notes acquired by IMR) upon the funding, as well as all expenses incurred by NAR in performing its obligation. The Company extended by two years the terms of the warrants to purchase 5,033,735 shares held by NAR and IMR to August 1, 1998. The Company also agreed to indemnify NAR against any and all claims or losses asserted against it or incurred by it relating to the transactions contemplated by the repurchase and option agreement. The Company repaid the 9.25% Notes from the proceeds from the distribution to the Shareholders of the Company, the holders of the Company's 6% Series A Convertible Additional Preferred Stock and the holders of the Company's Series B Convertible Additional Preferred Stock, of transferable subscription rights (the "Rights") to subscribe for and purchase additional shares of Common Stock in 1996 (the "1996 Rights Offering"). Due to the Company's continued operating losses, the Company requested that NAR advance up to $25 million against all the Rights distributed to it and/or its commitment to purchase all of the unsubscribed shares. In May 1996, NAR advanced the Company $25 million under a promissory note. Under the provisions of such promissory note, the Company repaid NAR the $25 million advance plus accrued interest upon the closing of the 1996 Rights Offering. In addition, in connection with the 1996 Rights Offering, NAR agreed pursuant to a standby purchase agreement between it and the Company to exercise all rights distributed to it and to purchase all unsubscribed shares in the 1996 Rights Offering. NAR received Rights entitling it to purchase 24,015,964 shares in the 1996 Rights Offering and exercised such Rights. In addition, NAR purchased 6,898,866 shares not subscribed by shareholders pursuant to the Standby Purchase Agreement and received approximately $.5 million as a fee. NAR acquired an aggregate of 30,914,830 shares of the Company's Common Stock at an aggregate cost to it of approximately $31,842,275. The proceeds of the 1996 Rights Offering were used by the Company:
(i) to repay the $14 million principal amount of 9.25% Senior Subordinated Notes ("9.25% Notes") due on August 1, 1998 held by an affiliate of NAR plus accrued interest, (ii) to repay the $25 million principal amount advanced under the promissory note by NAR plus accrued interest and (iii) to repay approximately $9 million under the Credit Facility with Congress.

         In September 1996, IMR loaned the Company $10 million as evidenced by a subordinated promissory note in the principal amount of $10 million (the "IMR Promissory Note"). Such loan bears interest at 1.5% above the prime rate, and was due on November 14, 1996. If it is not repaid before May 15, 1997 and if the 1997 Rights Offering is not consummated, the IMR Promissory Note is convertible at the option of NAR into shares of Common Stock at the lower of the fair market value thereof on the date of execution or the then current fair market value thereof. The IMR Promissory Note is subordinate to the Credit Facility with Congress and excluded from the working capital covenant calculation. By agreement dated March 26, 1997, NAR irrevocably agreed with the Company, subject to and upon the consummation of the 1997 Rights Offering, to exercise at the subscription price that number of rights distributed to it in the 1997 Rights Offering for the purchase of shares of Common Stock having an aggregate purchase price of at least $10 million. NAR agreed to pay for and the Company agreed to accept as payment for the aggregate purchase price of such shares at the closing of the 1997 Rights Offering the surrender by NAR of the IMR Promissory Note and the cancellation of the principal amount thereof.

         On December 19, 1996, the Company finalized its agreement (the "Reimbursement Agreement") with Richemont Finance S.A. ("Richemont") that provided the Company with up to approximately $28 million of letters of credit which were previously issued under the Credit Facility. The Company paid a facility fee equal to 5% of the principle amount of the letters of credit as well as all other fees incurred in connection with providing the facility. The letters of credit will expire on February 18, 1998 and carry an interest rate (currently 11.75%), which is 3.5% above the prime rate, payable only on amounts drawn under the letters of credit. In the event that the Company has not paid in full, by the expiration date, any outstanding balances under the letters of credit, Richemont shall have the option, exercisable at any time prior to payment in full of all amounts outstanding under the letters of credit, to convert such amount into Common Stock of the Company at the mean of the bid and ask prices of the Company's Common Stock on November 8, 1996, or the mean of the bid and ask prices of the Company's Common Stock on each of the thirty days immediately prior to the date of exercise of the conversion privilege. The Reimbursement Agreement is subordinate to the Credit Facility. On December 5, 1996, Richemont advanced the Company $10 million against the anticipated $28 million line of credit. The Company repaid the $10 million loan after the letter of credit agreement was completed on December 19, 1996.

         Geraldine Stutz, a director of the Company until December 31, 1996, assisted the Company during fiscal 1996 in the redesign and relocation of the Gump's retail store. As compensation for such services during fiscal 1996, the Company paid Ms. Stutz $125,000 plus out-of-pocket expenses.

         Each of the Named Executives except Mr. Kaul purchased shares of Common Stock pursuant to the 1993 Executive Equity Incentive Plan. Pursuant to such plan, each executive financed 80% of the purchase price of the shares he purchased with a full recourse Company loan due six years from the commencement date. These loans, which bear interest at 5.54%, were outstanding at the end of fiscal 1996 and, as of April 25, 1997, were outstanding in the following amounts: Wayne P. Garten, former Executive Vice President--Chief Financial Officer, $100,000; Michael P. Sherman, former Executive Vice President--Corporate Affairs, $100,000; Michael Lutz, Executive Vice President--Operations, $44,000; and Ralph Bulle, Senior Vice President-Human Resources, $0.

         In addition, the Company loaned $50,000 to each of Mr. Sherman and Mr. Garten during the fourth quarter of fiscal 1994, which sums were outstanding at the end of fiscal 1995, and an additional $100,000 and $125,000 to Mr. Sherman and Mr. Garten, respectively, during the first six months of fiscal 1995, which sums were also outstanding at the end of fiscal 1995. Such loans bear interest at rates ranging from 6.00% to 8.00% per annum, are due on demand and are secured by a pledge of 150,000 and 151,623 shares of Common Stock (the "Pledged Shares") by Mr. Sherman and Mr. Garten, respectively. As of April 30, 1996 and June 30, 1996, Mr. Sherman and Mr. Garten had accumulated indebtedness represented by notes made by them in the aggregate principal amount of $140,998 and $127,547, respectively (the "Notes"). The loans were made to permit such executive officers to satisfy liabilities incurred by them in connection with the payment of tax obligations associated with the distribution to them of the Pledged Shares from a trust in fiscal 1993. In connection with such indebtedness, the Company entered into a letter agreement with each of them, dated as of April 18, 1996 (the "Letter Agreement"). The Letter Agreement provided for the satisfaction of their indebtedness to the Company by transferring the Pledged Shares on such date on or before July 1, 1996 as the Company shall have selected. The shares (valued at the closing price thereof on the American Stock Exchange on the date of transfer) were to be applied first to the payment of any accrued interest owed on the respective Notes, and the remainder was to be applied toward the payment of the outstanding principal amount under the Notes. Any remaining balance owed on the Notes by Mr. Sherman and Mr. Garten was to be canceled. The Company was also to pay each of them a "gross-up" payment in the amount necessary to make each of them whole for any increase in Federal and state income taxes resulting from the inclusion in gross income of the canceled indebtedness and gross-up payment. Such loans were forgiven in connection with the resignations of such officers in exchange for the transfer of the Pledged Shares to the Company.

         On August 23, 1996, Mr. Kaul purchased 1,510,000 shares of Common Stock pursuant to the Long-Term Incentive Plan for Rakesh K. Kaul. Pursuant to such plan, Mr. Kaul financed 80% of the purchase price of such shares ($1,396,750) with a nonrecourse Company loan due in four equal consecutive annual installments of $349,187.50, together with interest thereon. The loan is secured by a pledge of such shares. The loan, which bears interest at 6.84%, was outstanding at the end of fiscal 1996 and, as of April 25, 1997, was outstanding in the amount of $1,396,750. The Company has agreed to pay Mr. Kaul, on or before each annual due date, a bonus equal to the amount of the principal and/or interest due on the loan. The Company also paid Mr. Kaul a sign-on bonus equal to the amount of the purchase price of the shares required to be paid in cash.

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

                                    HANOVER DIRECT, INC.
                                       (registrant)

Dated:  April 28, 1997              By: /s/ Rakesh K. Kaul
                                        -----------------------------
                                        Rakesh K. Kaul
                                        President and Chief
                                        Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Financial Officer:

/s/ Larry J. Svoboda
-----------------------------
Larry J. Svoboda
Senior Vice President and
Chief Financial Officer

Board of Directors:

                                    /s/ Edmund R. Manwell
-----------------------------       -----------------------------
Ralph Destino, Director             Edmund R. Manwell, Director


/s/ J. David Hakman
-----------------------------       -----------------------------
J. David Hakman, Director           Jan du Plessis, Director


/s/ Rakesh K. Kaul                  /s/ Alan G. Quasha
-----------------------------       -----------------------------
Rakesh K. Kaul, Director            Alan G. Quasha, Director


-----------------------------       -----------------------------
Theodore H. Kruttschnitt,           Howard M.S. Tanner,
Director                            Director

/s/ Elizabeth Valk Long
-----------------------------       -----------------------------
Elizabeth Valk Long, Director       Robert F. Wright, Director


Dated:  April 28, 1997