Form 10-Q
period 1997-03-29
HANOVER DIRECT INC
filed 1997-05-13
CIK 320333

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended MARCH 29, 1997

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


                                 (201) 863-7300
                               (Telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES  X   NO
                                                             -----   -----
Common stock, par value $.66 2/3 per share: 144,371,983 shares outstanding as of May 8, 1997.

                              HANOVER DIRECT, INC.

                                    FORM 10-Q

                                 MARCH 29, 1997

                                      INDEX


                                                                        Page

Part I - Financial Information

    Item 1.  Financial Statements
      Condensed Consolidated Balance Sheets - December 28, 1996 and
        March 29,1997 .............................................        3

      Condensed Consolidated Statements of Income (Loss) - thirteen
        weeks ended March 30, 1996 and March 29, 1997 .............        5

      Condensed Consolidated Statements of Cash Flows - thirteen
        weeks ended March 30, 1996 and March 29, 1997 .............        6

      Notes to Condensed Consolidated Financial Statements for the
        thirteen weeks ended March 30, 1996 and March 29, 1997 ....        8

    Item 2.  Management's Discussion and Analysis of Consolidated
        Financial Condition and Results of Operations .............       12

    Item 3.  Quantitative and Qualitative Disclosures About
        Market Risk ...............................................       17

Part II - Other Information
    Item 6.  Exhibits and Reports on Form 8-K .....................       18
    Signatures ....................................................       19

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 28, 1996 AND MARCH 29, 1997
(UNAUDITED)
(IN THOUSANDS)




                                                         DECEMBER 28,     MARCH 29,
                                                            1996             1997
                                                         ---------        ---------
ASSETS

Current Assets:
     Cash and cash equivalents                           $   5,173        $   1,510
     Accounts receivable, net                               29,399           14,984
     Accounts receivable under financing agreement              --           24,723
     Inventories                                            67,610           63,852
     Prepaid catalog costs                                  23,401           25,404
     Deferred tax asset, net                                 3,300            3,300
     Other current assets                                    3,148            4,325
                                                         ---------        ---------
          Total Current Assets                             132,031          138,098
                                                         ---------        ---------
Property and equipment, at cost:
     Land                                                    4,797            4,754
     Buildings and building improvements                    16,554           15,947
     Leasehold improvements                                  9,956            8,223
     Furniture, fixtures and equipment                      34,603           45,000
     Construction in progress                                8,315              861
                                                         ---------        ---------
                                                            74,225           74,785
     Accumulated depreciation and amortization             (22,523)         (24,126)
                                                         ---------        ---------
          Net Property and Equipment                        51,702           50,659

Goodwill, net                                               17,901           17,771

Deferred tax asset, net                                     11,700           11,700

Other assets, net                                            7,493            5,106
                                                         ---------        ---------
          Total Assets                                   $ 220,827        $ 223,334
                                                         =========        =========




See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
DECEMBER 28, 1996 AND MARCH 29, 1997
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                           DECEMBER 28,     MARCH 29,
                                                              1996             1997
                                                           -----------      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Current portion of long-term debt
       and capital lease obligations                       $    11,452      $    10,979
     Obligations under receivable financing                         --           24,723
     Accounts payable                                           79,587           59,657
     Accrued liabilities                                        37,782           35,379
     Customer prepayments and credits                            4,717            3,706
                                                           -----------      -----------
          Total Current Liabilities                            133,538          134,444
                                                           -----------      -----------

Noncurrent Liabilities:

     Long-term debt                                             53,255           61,973
     Capital lease obligations                                     482              361
     Other                                                       1,812            1,543
                                                           -----------      -----------
          Total Noncurrent Liabilities                          55,549           63,877
                                                           -----------      -----------
          Total Liabilities                                    189,087          198,321
                                                           -----------      -----------
Commitments and Contingencies

Shareholders' Equity:

Series B Preferred Stock, convertible, $.01
     par value, authorized and issued 634,900
     shares in 1996 and 1997                                     5,748            5,795

Common Stock, $.66 2/3 par value, authorized
     225,000,000 shares; issued 145,039,915
     shares in 1996 and 1997                                    96,693           96,693

 Capital in excess of par value                                270,097          270,007
 Accumulated deficit                                          (336,586)        (343,255)
                                                           -----------      -----------
                                                                35,952           29,240

Less:

Treasury stock, at cost (392,017 shares in
     1996 and 1997)                                               (813)            (813)
Notes receivable from sale of Common Stock                      (3,399)          (3,414)
                                                           -----------      -----------
          Total Shareholders' Equity                            31,740           25,013
                                                           -----------      -----------
          Total Liabilities and Shareholders' Equity       $   220,827      $   223,334
                                                           ===========      ===========

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                        13 Weeks Ended
                                                                        --------------
                                                                 March 30,            March 29,
                                                                   1996                 1997
                                                                   ----                 ----
REVENUES                                                       $     165,527        $     129,725
                                                               -------------        -------------
OPERATING COSTS AND EXPENSES:
     Cost of sales and operating expenses                            108,438               86,062
     Write-down of inventory of discontinued catalogs                  1,100                   --
     Selling expenses                                                 45,391               33,590
     General and administrative expenses                              15,333               12,274
     Depreciation and amortization                                     2,998                2,138
                                                               -------------        -------------
                                                                     173,260              134,064
                                                               -------------        -------------
INCOME (LOSS) FROM OPERATIONS                                         (7,733)              (4,339)
                                                               -------------        -------------
     Interest expense                                                 (1,663)              (2,034)
     Interest income                                                     169                   --
                                                               -------------        -------------
                                                                      (1,494)              (2,034)
                                                               -------------        -------------
INCOME (LOSS) BEFORE INCOME TAXES                                     (9,227)              (6,373)
     Income tax provision                                               (250)                (248)
                                                               -------------        -------------

NET INCOME (LOSS)                                                     (9,477)              (6,621)
     Preferred stock dividends and accretion                             (59)                 (48)
                                                               -------------        -------------
     Net income (loss) applicable to common shareholders       $      (9,536)       $      (6,669)
                                                               =============        =============
     Net income (loss) per share                               $        (.10)       $        (.05)
                                                               =============        =============
     Weighted average shares outstanding                          93,493,937          144,647,898
                                                               =============        =============

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)


                                                                     13 WEEKS ENDED
                                                                 ------------------------
                                                                 MARCH 30,       MARCH 29,
                                                                   1996            1997
                                                                 --------        --------
Cash flows from operating activities:
Net (loss)                                                       $ (9,477)       $ (6,621)
Adjustments to reconcile net (loss) to net cash (used)
   by operating activities:
   Depreciation and amortization, including deferred fees           3,406           2,634
   Provisions for doubtful accounts                                 1,021             900
   Other                                                              (34)            (15)
Changes in assets and liabilities, net of acquisitions:
   Accounts receivable                                             (2,564)         12,562
   Inventories                                                     (8,198)          3,758
   Prepaid catalog costs                                           (3,565)         (2,003)
   Other assets                                                       299            (224)
   Accounts payable                                                (1,586)        (19,930)
   Accrued liabilities                                             (1,041)         (1,269)
   Customer prepayments and credits                                   875          (1,011)
                                                                 --------        --------
NET CASH (USED) BY OPERATING ACTIVITIES                           (20,864)        (11,219)
                                                                 --------        --------
Cash flows from investing activities:
   Acquisitions of property                                          (980)           (750)
   Proceeds from sale of businesses and properties                  1,164              --
   Proceeds from sale of securities                                   474              --
   Other, net                                                          37             541
                                                                 --------        --------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                 $    695        $   (209)
                                                                 --------        --------


See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)
(IN THOUSANDS)

                                                                          13 WEEKS ENDED
                                                                     -----------------------
                                                                     MARCH 30,      MARCH 29,
                                                                       1996           1997
                                                                     --------       -------
Cash flows from financing activities:

   Net borrowings under Credit Facility                              $ 22,092        $ 8,769

   Payments of long-term debt and capital lease obligations              (662)          (645)

   Proceeds from issuance of Common Stock                                 104             --

   Payment of debt issuance costs                                        (356)           (90)

   Other, net                                                            (941)          (269)
                                                                     --------        -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              20,237          7,765
                                                                     --------        -------
Net (decrease) increase in cash and cash equivalents                       68         (3,663)

Cash and cash equivalents at the beginning of the year                  2,682          5,173
                                                                     --------        -------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                   $  2,750        $ 1,510
                                                                     ========        =======
Supplemental cash flow disclosures:

   Interest paid                                                     $  1,474        $ 1,350
                                                                     ========        =======

   Income taxes paid                                                 $    362        $   401
                                                                     ========        =======

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THIRTEEN WEEKS ENDED MARCH 30, 1996 AND MARCH 29, 1997 (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Reference should be made to the annual financial statements, including the footnotes thereto, included in the Hanover Direct, Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended December 28, 1996. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial condition, results of operations and cash flows of the Company and its consolidated subsidiaries for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform with the current year presentation.

2.       RETAINED EARNINGS RESTRICTIONS

         The Company is restricted from paying dividends at any time on its Common Stock or from acquiring its capital stock by certain debt covenants contained in agreements to which the Company is a party.

3.       EARNINGS PER SHARE

         Net income (loss) per share - Net income (loss) per share was computed using the weighted average number of shares outstanding. Due to the net loss for the thirteen weeks ended March 30, 1996 and March 29, 1997, warrants, stock options and convertible preferred stock are excluded from the calculations of both primary and fully diluted earnings per share.

4.        RECENTLY ISSUED ACCOUNTING STANDARDS

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

         Effective January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 125 ("SFAS") "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of this statement resulted in the recognition of approximately $24.7 million of additional accounts receivable and associated short-term debt. This adjustment was required based on the terms of the Company's agreement with an unrelated third party for the sale and servicing of accounts receivable. The provisions of this pronouncement are to be applied prospectively, from January 1, 1997. Retroactive application is not permitted, however, the amount of adjustment at December 28, 1996 would also have been a recognition of an additional $24.7 million in both receivables and the associated receivable financing obligation.

5.       RIGHTS OFFERING

         The Company announced in March 1997 that the Board of Directors had voted to conduct a rights offering (the "1997 Rights Offering") for $50 million of the Company's Common Stock. On April 29, 1997, the Company commenced the 1997 Rights Offering. Holders of record of the Company's Common Stock and Series B Convertible Additional Preferred Stock as of April 28, 1997, the record date, are eligible to participate in the offering. The rights are exercisable at a price of $.90 per share. Shareholders received 0.38 rights for each share of Common Stock held and 0.57 rights for each share of Series B Convertible Additional Preferred Stock held as of the record date. The 1997 Rights Offering will expire on May 30, 1997 and is scheduled to close on June 6, 1997. The Company has registered 55,595,556 shares of the Company's Common Stock to be issued upon exercise of the rights with the Securities and Exchange Commission for the 1997 Rights Offering.

         Richemont S.A. ("Richemont"), a Luxemborg public company, which is an affiliate of Compagnie Financiere Richemont A.G. ("CFR"), a Swiss public company, who maintains a joint venture with North American Resources Group Limited (NAR) with the family of Alan G. Quasha, a Director and Chairman of the Board of Hanover Direct, Inc., entered into a standby purchase agreement, to purchase, at the subscription price, any shares not subscribed for in the 1997 Rights Offering. The Company has agreed to pay, in cash, to Richemont, on the Closing Date of the 1997 Rights Offering, an amount equal to 1% of the aggregate offering price of the aggregate number of shares issuable upon completion of the 1997 Rights Offering other than with respect to the shares of Common Stock held by NAR or its affiliates plus an amount equal to one-half of one percent of the aggregate number of shares acquired by NAR upon exercise of their rights
(less 11,111,111 shares of Common Stock or such greater number of shares as NAR or its affiliates shall acquire upon exercise of their Rights) (collectively, the Standby Fee) plus an amount equal to 4% of the aggregate offering price in respect to all unsubscribed shares (Take-Up Fee). In order to facilitate vendor shipments and to permit the commencement of the Company's plan to consolidate certain of its warehousing facilities, Richemont advanced $30 million as of April 23, 1997 against its commitment to purchase all of the unsubscribed shares pursuant to the standby purchase agreement. The Company has executed a subordinated promissory note in the amount of $30 million to evidence this indebtedness (the "Richemont Promissory Note").

         On April 26, 1997, NAR irrevocably agreed with the Company, subject to and upon the consummation of the 1997 Rights Offering, to exercise certain of the rights distributed to it for the purchase of 11,111,111 shares of Common Stock that have an aggregate purchase price of approximately $10 million. NAR agreed to pay for and the Company agreed to accept as payment for the exercise of such rights the surrender by NAR of the principle amount due under the IMR Promissory Note dated September 1996 in the principal amount of $10 million and cancellation thereof (Note 6).

         The gross cash proceeds from the 1997 Rights Offering of $40 million (after giving effect to the acquisition and exercise by NAR of rights having an aggregate purchase price of $10 million to be paid for by surrender and cancellation of the $10 million IMR Promissory Note ) will be used to repay the $30 million principal amount outstanding under the Richemont Promissory Note and the balance of the proceeds will be used for working capital and general corporate purposes, including to repay amounts, if any, outstanding under the Company's Credit Facility with Congress.

6.       RELATED PARTY TRANSACTIONS

         In December 1996, the Company finalized its agreement (the "Reimbursement Agreement") with Richemont Finance S.A. that provided the Company with approximately $27.9 million of letters of credit through Swiss Bank Corporation, New York Branch, to replace letters of credit which were issued under the Credit Facility with Congress. These letters of credit were issued for $8.6 million related to the Company's Industrial Revenue Bonds due 2003 and $19.3 million related to the Company's Term Financing Facility with Congress. The letters of credit will expire on February 18, 1998 and carry an interest rate of 3.5% above the prime rate, currently 11.75%, payable to Richemont quarterly on amounts drawn under the letters of credit. In the event that the Company has not paid in full, by the expiration date, any outstanding balances under the letters of credit, Richemont shall have the option, exercisable at any time prior to payment in full of all amounts outstanding under the letters of credit to convert such amount into Common Stock of the Company at the mean of the bid and ask prices of the Company's Common Stock on November 8, 1996, or the mean of the bid and ask prices of the Company's Common Stock on each of the thirty days immediately prior to the date of exercise of the conversion privilege. The Reimbursement Agreement is subordinate to the Credit Facility with Congress.

         NAR and its affiliates hold warrants to purchase 5,646,490 shares of the Company's Common

Stock at prices ranging from $1.95 to $2.59 per share. The warrant agreements under which these warrants were granted contain antidilution provisions which will increase the warrants held by NAR and reduce the exercise prices at which the warrants are exercisable upon the completion of the 1997 Rights Offering.

         In September 1996, Intercontinental Mining & Resources Incorporated, an affiliate of NAR ("IMR"), loaned the Company $10 million as evidenced by a subordinated promissory note in the amount of $10 million (the "IMR Promissory Note"). Such loan bears interest at prime plus 1 1/2%, was due on November 14, 1996 and, if not repaid before May 15, 1997, is convertible at the option of IMR into shares of Common Stock at the lower of the fair market value at the date the note was issued or the then current fair market value thereof. The IMR Promissory Note is subordinate to the Credit Facility and is excluded from the calculation of the consolidated working capital covenant under the Credit Facility. The Company agreed to accept as payment for the exercise of rights to purchase 11,111,111 shares of Common Stock by NAR the principle amount due under the IMR Promissory Note (Note 5).

         Richemont entered into a standby purchase agreement with the Company, to purchase, at the subscription price, any shares not subscribed for in the 1997 Rights Offering (Note 5).

7.       LONG-TERM DEBT

         In November 1995, the Company entered into a three year, $75 million secured revolving Credit Facility (the "Credit Facility") with Congress Financial Corporation ("Congress"). Pursuant to the terms of the Credit Facility, the Company is required to maintain minimum net worth and working capital levels. In addition, the Credit Facility places limitations on the Company's ability to incur additional indebtedness. Due to the Company's financial condition in 1996, the Company was in default of certain of the covenants related to the Credit Facility. The Company received waivers for the December 1996 events of default under the Credit Facility related to the working capital and net worth covenants as of and through December 28,1996. In addition, the Company received a waiver for any event of default relating to the material adverse change provision that was in effect through and including December 28, 1996. Congress also agreed to establish new minimum levels related to these covenants. The working capital and net worth covenants for fiscal 1997 are as follows (in 000's):

             WORKING CAPITAL (AS DEFINED)                AMOUNT
             ----------------------------                ------
             January through May 1997                    $ (5,000)
             June through November 1997                  $(10,000)
             December 1997 and thereafter                $(20,000)

             NET WORTH                                   AMOUNT
             ---------                                   ------
             January through May 1997                    $ 14,000
             June 1997 and thereafter                    $ 11,500

         Upon the closing of the 1997 Rights Offering and each succeeding period, the above stated minimum working capital and net worth covenants shall be increased by $10 million.

         The Company had $22.5 million and $13.7 million of borrowings outstanding under the revolving line of credit and $8.6 million and $8.9 million outstanding under the revolving term notes at March 29, 1997 and December 28, 1996, respectively. The revolving term notes are due in November 1997. The Company had $9.1 million and $26.0 million of unused borrowing capacity under the Credit Facility at March 29, 1997 and December 28, 1996, respectively. The rates of interest related to the revolving line of credit and term notes were 9.75% and 10.0%, respectively, at March 29, 1997.

         The face amounts of unexpired documentary letters of credit under the Credit Facility were $9.1 million and $4.5 million at March 29, 1997 and December 28, 1996, respectively. In addition, $27.9 million of standby letters of credit were outstanding at March 29, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, the percentage relationship to revenues of certain items in the Company's Condensed Consolidated Statements of Income (Loss).

                                                                   13 Weeks Ended
                                                              March 30,       March 29,
                                                                1996            1997
                                                                ----            ----
Revenues                                                       100.0%           100.0%
Cost of sales and operating expenses                            65.5             66.3
Write-down of inventory of
     discontinued catalogs                                        .7                -
Selling expenses                                                27.4             25.9
General and administrative expenses                              9.3              9.5
Depreciation and amortization                                    1.8              1.7
Income (loss) from operations                                   (4.7)            (3.4)
Interest expense, net                                            (.9)            (1.6)
Net income (loss)                                               (5.7%)           (5.1%)



RESULTS OF OPERATIONS

THIRTEEN-WEEKS ENDED MARCH 29, 1997 COMPARED WITH THIRTEEN-WEEKS ENDED MARCH 30, 1996

         Net Income (Loss). The Company reported a net loss of $(6.6) million or $(.05) per share for the thirteen-week period ended March 29, 1997 compared to a net loss of $(9.5) million or $(.10) per share for the same period last year. The per share amounts were calculated based on weighted average shares outstanding of 144,647,898 and 93,493,937 for the current year and prior year periods, respectively. This increase in weighted average shares outstanding was due to a $50 million rights offering completed in August 1996.

         The decrease in net loss was primarily the result of: (i) reduced circulation to prospects and to customers other than core customers and increased circulation to core customers with core products which resulted in improved response rates and lower selling expenses; and (ii) reduced general and administrative expenses due to the Company's cost reduction plan.

         As a result of the Company's operating losses in 1996, the Company formulated a 1997 business plan which would improve profit margins through improved inventory management and reduce operating expenses by reducing fixed costs. The Company continued to experience tightened vendor credit in the first quarter of 1997 due to the 1996 operating losses. This continued to affect the Company's ability to obtain merchandise on a timely basis. In order to alleviate the Company's temporary working capital shortfall and provide the Company with the necessary time to implement its business plan, the Company entered into a financial transaction with Richemont which provided for a $30 million advance related to the 1997 Rights Offering. The $30 million advance was received on April 23, 1997 and provided the Company with the ability to reduce its back order levels and begin to obtain merchandise on a more timely basis.

         Revenues. Revenues decreased 21.6% for the thirteen week period ended March 29, 1997 to $129.7 million from $165.5 million for the same period in 1996. Revenues generated by continuing catalogs decreased approximately 7% to $122.6 million in the 1997 period from $131.6 million for the prior year period. Revenues generated by the discontinued catalogs decreased 79% to $7.1 million in the 1997 period. The Company circulated 64 million catalogs during the 1997 period which represents a 35% reduction from the prior year. Continuing catalog circulation decreased 13% from the prior year as part of the Company's plan to more effectively target its circulation.

         The following table summarizes the Company's revenues and the percent to total revenues, for the fiscal periods indicated, for each business unit; all revenues are net of returns:

                                                                         13 Weeks Ended
                                       March 29,               March 29,                  March 30,               March 30,
                                         1997                   1997                        1996                    1996
                                      Revenues                Percent of                  Revenues                Percent of
Business Unit                       (in thousands)          Total Revenues             (in thousands)          Total Revenues
-------------                       -------------           --------------             --------------          --------------
Home Fashions -
         Mid-Market                $         34.5                     26.6%            $        44.2                    26.7%
         Upscale                             26.8                     20.7                      22.2                    13.4
General merchandise                          18.8                     14.5                      20.1                    12.2
Women's Apparel                              17.1                     13.2                      16.4                     9.9
Men's Apparel                                13.8                     10.6                      17.8                    10.8
Gifts                                        11.6                      8.9                      10.8                     6.5
                                  ---------------            -------------             -------------           -------------
Total Continuing                            122.6                     94.5                     131.5                    79.5
Discontinued                                  7.1                      5.5                      34.0                    20.5
                                  ---------------           --------------             -------------           -------------
Total Company                     $         129.7                    100.0%            $       165.5                   100.0%
                                  ===============           ==============             =============           =============

         Revenues from the Home Fashions - Mid-Market group decreased 22% to $34.5 million for the thirteen week period ended March 29, 1997 from $44.2 million for the same period in the prior year. Domestications' revenues decreased in the current year period due to a planned 18% decline in circulation and a 6% increase in order cancellations which mainly resulted from the Company's inability to fill 1996 back orders on a timely basis. Revenues from the Home Fashions - Upscale group increased 21% to $26.8 million due to a 29% increase in circulation and increased average order size. These increases were partially offset by a decrease in response rates. The General Merchandise group's revenues decreased 6% due mainly to a planned decrease in Colonial Gardens Kitchen's revenues which were partially offset by an increase in Improvements' revenues. The decrease in Colonial Gardens Kitchen's revenues was due to a 44% decrease in circulation, lower response rates and a decrease in average order size. Revenues from the Women's Apparel group increased due to increased response rates and average order size. The Men's Apparel group's revenues decreased 23% due to a planned 34% decrease in circulation which was partially offset by increased response rates and average order size. Revenues generated by the Gifts group increased 7% to $11.6 million mainly due to increased volume at the Gump's retail store and increased response rates of the Gump's By Mail catalog.

         Revenues from the catalogs discontinued in 1995 and the discontinued Sears venture decreased by $26.9 million to $7.1 million for the thirteen week period ended March 29, 1997.

         Operating Costs and Expenses. Cost of sales and operating expenses increased to 66.3% of revenues for the thirteen-week period ended March 29, 1997 compared to 65.5% of revenues for the same period in 1996. The total expense decreased $22.4 million to $86.1 million for the thirteen-week period ended March 29, 1997. The increase in this expense as a percentage of revenues is due to the Company's fixed fulfillment cost structure which has remained relatively constant from period to period. The Company anticipates further reductions in these costs as part of the previously discussed restructuring plan which the Company intends to continue to implement throughout 1997. The impact of the fixed fulfillment cost structure was partially offset by improved product gross profit margins as the Company began to implement its previously announced plan to focus more on its core customers with core products. The Company has begun to realize the benefits of its recent improvements to its fulfillment operations as variable fulfillment costs decreased as a percentage of sales from period to period.

         The write-down of inventory of discontinued catalogs totaled $1.1 million in the thirteen-week period ended March 30, 1996 compared to no such charges in the current period. The 1996 write-downs were required as the Company experienced significantly lower recovery rates on liquidation of the remaining inventory for the discontinued Simply Tops and One 212 catalogs than had been anticipated.

         Selling expenses decreased to 25.9% of revenues in the first quarter of 1997 from 27.4% for the same period last year. The total expense decreased $11.8 million to $33.6 million for the thirteen-week period ended March 29, 1997 as a result of a 35% decrease in catalog circulation.

         General and administrative expenses were 9.5% of revenues for the thirteen-weeks period ended March 29, 1997, compared to 9.3% of revenues for the same period in 1996. The total expense decreased $3.0 million to $12.4 million during the current year period as the Company began to implement its plan to reduce fixed overhead expenses.

         Depreciation and amortization decreased to 1.7% of revenues for the thirteen week period ended March 29, 1997 from 1.8% of revenues for the same period in 1996. The total expense decreased $.9 million or 29% as a result of the Company's decision to write-off certain intangible assets and close certain of its facilities at the end of the 1996 fiscal year.

         Income (Loss) from Operations. The Company recorded a loss from operations of $(4.3) million for the thirteen-week period ended March 29, 1997, or (3.3)% of revenues, compared to a loss from operations of $(7.7) million for the same period in 1996, or (4.7)% of revenues.

         The decrease in loss from operations was the result of the Company's plan to decrease circulation by focusing more on its most profitable customers and on proven merchandise. Variable fulfillment costs also improved in the current period as inefficiencies in the Company's Roanoke fulfillment center were corrected during fiscal 1996. These factors contributed to an improved profit margin which was partially offset by the Company's fixed cost structure which remained relatively constant when comparing the current period to the same period last year. The Company's new operating plan also resulted in lower selling expense and increased response rates. The Company's plan to reduce its fixed overhead expenses resulted in decreased general and administrative expenses.

         Interest Expense, Net. Interest expense, net increased $.5 million for the thirteen-week period ended March 29, 1997 from $1.5 million for the same period in the prior year due to the Company's increased borrowings related to the Company's increased working capital requirements.

         Income Taxes. In assessing the realizability of the $15 million net deferred tax asset, the Company has considered numerous factors, including its future operating plans. The Company believes that the $15 million net deferred tax asset represents a reasonable, conservative estimate of the future utilization of the tax NOLs. The Company will continue to evaluate the likelihood of future profit and the necessity of future adjustments to the deferred tax asset valuation allowance. The Company recorded a state tax provision of $.3 million in each of the thirteen-week periods ended March 29, 1997 and March 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Working Capital. At March 29, 1997, the Company had $1.5 million in cash and cash equivalents, compared to $5.2 million at December 28, 1996. Working capital and the current ratio were $3.7 million and 1.03 to 1 at March 29, 1997 versus ($1.5) million and .99 to 1 at December 28, 1996. The $11.2 million of cash used in operations in the first thirteen weeks of 1997 was primarily used to fund operating losses, reduce accounts payable and to fund a seasonal increase in prepaid catalog costs. The cash used in operations was provided by reductions in accounts receivable and inventory and through additional borrowings under the Credit Facility.

         As a result of the Company's continued operating losses in 1996, the Company experienced tightened vendor credit and increased levels of debt. Order cancellation rates increased and negatively affected initial fulfillment which resulted in an increase in split shipments and higher customer inquiry calls in 1996 and the first quarter of 1997. As a result of these factors, the Company decided in late 1996 that it was necessary to obtain relief under its credit facility and to investigate an equity infusion. In December 1996, the Company closed its agreement with Richemont Finance S.A. that provided the Company with approximately $28 million of letters of credit to replace letters of credit which were issued under the Credit Facility with Congress. Although this agreement provided the Company added liquidity, its timing, on December 19, 1996, had minimal effect on reducing back orders in 1996. Therefore these back orders carried over to the first quarter of 1997 and caused an increase in order cancellation rates in the period. When the final 1996 results became known to the Company, it concluded such results would have a further negative impact on the Company's ability to conduct business on normal trade terms. Therefore, the Company decided it was necessary to obtain an equity infusion which would restore the Company's equity base and provide the Company with additional liquidity.

         On March 26, 1997, the Company announced that it intended to distribute subscription rights to subscribe for and purchase additional shares of Common Stock to holders of record of the Company's Common Stock and Series B Convertible Additional Preferred Stock (the "1997 Rights Offering"). The Company's registration statement was filed with the SEC on April 14, 1997 and declared effective on April 29, 1997. The rights are exercisable at a price of $.90 per share. NAR has agreed to apply $10 million of the Company's indebtedness to acquire $10 million of the Company's Common Stock pursuant to the 1997 Rights Offering. Richemont has agreed to purchase all shares of Common Stock which have not been subscribed for and purchased by shareholders other than NAR in the 1997 Rights Offering. On April 23, 1997, Richemont advanced $30 million against its commitment to purchase all of the unsubscribed shares. In connection with the agreement, the Company named two Richemont representatives to its Board of Directors and Executive Committee. The Rights Offering is scheduled to close on June 6, 1997.

         At March 29, 1997, the Company had outstanding $11.0 million of current borrowings. This balance includes $8.6 million of term notes under the Credit Facility due in November 1997. The Company had amounts outstanding under the Credit Facility of $22.5 million at March 29, 1997 and $13.7 million at December 28, 1996. The $30 million advance received from Richemont in April 1997 was used to satisfy certain vendor obligations and to reduce the outstanding borrowings under the Credit Facility. As of May 9, 1997, $9.5 million of borrowings were outstanding under the Credit Facility and remaining availability was $19.0 million.

         In December 1996, the Company received waivers for events of default under the Credit Facility with Congress. In addition, Congress and the Company agreed to new working capital and net worth covenants for fiscal 1997. The Company believes that the 1997 Rights Offering together with the Credit
Facility covenant modifications will ease vendor/creditor concerns about the Company's viability and that upon the conclusion of the 1997 Rights Offering, it will be able to gradually return to more normal trade terms with its suppliers and will be able to obtain sufficient merchandise on a timely basis to satisfy customer demand; however, there can be no assurance to these affects. The Company's ability to continue to improve upon its prior year's performance and implement its business strategy, including realignment of its business units and expense reductions, is critical to maintaining adequate liquidity.

         The Company experiences seasonality in its working capital requirements and fluctuations in the revolving Credit Facility with peak borrowing requirements normally occurring during the first and fourth quarters of the year.

         The Company is required to maintain certain financial covenants related to the Credit Facility with Congress with which the Company is in compliance at March 29, 1997.

         Operating Plan. In December 1996, the Company began an operational realignment plan that it believes will better enable it to capitalize on its internal strengths. The Company is continuing to move to a decentralized structure whereby the individual catalogs will better be able to manage their resources and capitalize on business opportunities. This plan provides for each catalog's management team to be responsible for its financial results, working capital resources and future business investment needs. The Company believes that this structure will result in better management of vendor relationships, inventories and working capital.

         Infrastructure Investments. The Company's plan to restructure its catalog's into strategic business units and concentrate its mailing efforts on profitable customers is expected to result in excess capacity throughout its fulfillment centers. Therefore, the Company intends to consolidate certain of its fulfillment operations into its new Roanoke fulfillment center. This will require a capital investment of approximately $5.5 million during 1997.

         The Company continued its management information systems upgrade in the first quarter of 1997. The system was operational in all of the Company's catalogs as of April 1997.

         Effect of Inflation and Cost Increases. The Company normally experiences increased costs of sales and operating expenses as a result of the general rate of inflation in the economy. Operating margins are generally maintained through internal cost reductions and operating efficiencies and then through selection of appropriate mail-order merchandise, the Company can adjust product mix to mitigate the effects of inflation on its overall merchandise base.

         Paper and Postage. The Company mails its catalogs and ships most of its merchandise through United States Postal Service ("USPS"), with catalog mailing and product shipment expenses representing approximately 17% of revenues in the first thirteen weeks of 1997. Paper costs represented approximately 6% of revenues for the same period. The Company anticipates a paper price increase in the second half of 1997.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

NONE.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

    11       Computation of Earnings (Loss) Per Share.

    27       Financial Data Schedule (EDGAR filing only).

(b)      Reports on Form 8-K

NONE.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER DIRECT, INC.

Registrant



By:  /s/ Larry  J. Svoboda
     ---------------------
     Larry J. Svoboda
     Senior Vice-President and Chief Financial Officer
     (on behalf of the Registrant and as principal financial officer)



May 13, 1997