Form 10-Q/A
period 1997-03-29
HANOVER DIRECT INC
filed 1997-05-15
CIK 320333

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A1

                                  AMENDMENT TO
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



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

                                Explanatory Note

     This Form 10 - Q/A1 is being filed by Hanover Direct, Inc., a Delaware corporation (the "Company"), as an amendment to its Quarterly Report on Form 10
- Q for the fiscal quarter ended March 29, 1997, filed May 13, 1997 (the "March 29 10 - Q"), to (1) change from current to noncurrent the classification of certain liabilities at March 29, 1997 as reclassified in the Company's Condensed Consolidated Balance Sheets at March 29, 1997 contained in Part I, Item 1 of such Report and (2) change the amount of working capital and the current ratio at March 29, 1997 to reflect such reclassification contained in Part I, Item 2 of such Report.

     The following page of the Company's Condensed Consolidated Balance Sheets is substituted for the identical page in the March 29 10 - Q.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
DECEMBER 28, 1996 AND MARCH 29, 1997
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                         DECEMBER 28,       MARCH 29,
                                                                            1996              1997
                                                                          ---------         ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt and capital lease obligations        $  11,452         $  10,979
   Accounts payable                                                          79,587            59,657
   Accrued liabilities                                                       37,782            35,379
   Customer prepayments and credits                                           4,717             3,706
                                                                          ---------         ---------
         Total Current Liabilities                                          133,538           109,721
                                                                          ---------         ---------

Noncurrent Liabilities:
   Long-term debt                                                            53,255            61,973
   Obligations under receivable financing                                        --            24,723
   Capital lease obligations                                                    482               361
   Other                                                                      1,812             1,543
                                                                          ---------         ---------
         Total Noncurrent Liabilities                                        55,549            88,600
                                                                          ---------         ---------
         Total Liabilities                                                  189,087           198,321
                                                                          ---------         ---------

Commitments and Contingencies

Shareholders' Equity:

 Series B Preferred Stock, convertible, $.01 par value,
  authorized and issued 634,900 shares in 1996 and 1997                       5,748             5,795
 Common Stock, $.66 2/3 par value, authorized 225,000,000 shares;
  issued 145,039,915 shares in 1996 and 1997                                 96,693            96,693
 Capital in excess of par value                                             270,097           270,007
 Accumulated deficit                                                       (336,586)         (343,255)
                                                                          ---------         ---------
                                                                             35,952            29,240
Less:
   Treasury stock, at cost (392,017 shares in 1996 and 1997)                   (813)             (813)
   Notes receivable from sale of Common Stock                                (3,399)           (3,414)
                                                                          ---------         ---------
         Total Shareholders' Equity                                          31,740            25,013
                                                                          ---------         ---------
         Total Liabilities and Shareholders' Equity                       $ 220,827         $ 223,334
                                                                          =========         =========

See Notes to Condensed Consolidated Financial Statements.

     The following paragraph is substituted for the first paragraph under the caption "Liquidity and Capital Resources" contained in Item 2, Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations contained in the March 29 10 - Q.

     Liquidity and Capital Resources


     Working Capital. At March 29, 1997, the Company had $1.5 million in cash and cash equivalents, compared to $5.2 million at December 28, 1996. Working capital and the current ratio were $28.4 million and 1.26 to 1 at March 29, 1997 versus ($1.5) million and .99 to 1 at December 28, 1996. The $11.2 million of cash used in operations in the first thirteen weeks of 1997 was primarily used to fund operating losses, reduce accounts payable and to fund a seasonal increase in prepaid catalog costs. The cash used in operations was provided by reductions in accounts receivable and inventory and through additional borrowings under the Credit Facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





HANOVER DIRECT, INC.

Registrant

      By: /s/ Larry J. Svoboda
          --------------------------------------------------------------------
              Larry J. Svoboda
              Senior Vice-President and Chief Financial Officer
              (on behalf of the Registrant and as principal financial officer)




May 15, 1997