Form 10-Q
period 1997-06-28
HANOVER DIRECT INC
filed 1997-08-12
CIK 320333

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended JUNE 28, 1997

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

Common stock, par value $.66 2/3 per share: 200,055,322 shares outstanding as of August 5, 1997.

                              HANOVER DIRECT, INC.

                                    FORM 10-Q

                                  JUNE 28, 1997

                                      INDEX

                                                                                                  Page
                                                                                                  ----
Part I - Financial Information

    Item 1.  Financial Statements
      Condensed Consolidated Balance Sheets - December 28, 1996 and June 28, 1997 ..............     3

      Condensed Consolidated Statements of Income (Loss) - thirteen and twenty-six weeks ended
         June 29, 1996 and June 28, 1997 .......................................................     5

      Condensed Consolidated Statements of Cash Flows - twenty-six weeks ended June 29, 1996
         and June 28, 1997 .....................................................................     6

      Notes to Condensed Consolidated Financial Statements for the thirteen and twenty-six weeks
         ended June 29, 1996 and June 28, 1997 .................................................     8

    Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition
      and Results of Operations ................................................................    14

    Item 3.  Quantitative and Qualitative Analysis of Market Risk ..............................    21

Part II - Other Information
    Item 4.  Exhibits and Reports on Form 8-K ..................................................    22

    Signatures .................................................................................    23

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 28, 1996 AND JUNE 28, 1997
(UNAUDITED)
(IN THOUSANDS)

                                                          December 28,      June 28,
                                                             1996              1997
                                                           ---------        ---------
ASSETS

Current Assets:
     Cash and cash equivalents                             $   5,173        $   5,874
     Accounts receivable, net                                 29,399           16,228
     Accounts receivable under financing agreement                --           22,417
     Inventories                                              67,610           56,927
     Prepaid catalog costs                                    23,401           22,975
     Deferred tax asset, net                                   3,300            3,300
     Other current assets                                      3,148            4,348
                                                           ---------        ---------
                          Total Current Assets               132,031          132,069
                                                           ---------        ---------

Property and equipment, at cost:
     Land                                                      4,797            4,634
     Buildings and building improvements                      16,554           15,850
     Leasehold improvements                                    9,956            8,226
     Furniture, fixtures and equipment                        34,603           45,973
     Construction in progress                                  8,315              772
                                                           ---------        ---------
                                                              74,225           75,455
     Accumulated depreciation and amortization               (22,523)         (26,118)
                                                           ---------        ---------
                          Net Property and Equipment          51,702           49,337

Goodwill, net                                                 17,901           17,672
Deferred tax asset, net                                       11,700           11,700
Other assets, net                                              7,493            4,633
                                                           ---------        ---------
                          Total Assets                     $ 220,827        $ 215,411
                                                           =========        =========

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
AS OF DECEMBER 28, 1996 AND JUNE 28, 1997
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                       DECEMBER 28,        JUNE 28,
                                                                           1996             1997
                                                                         ---------        ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Current portion of long-term debt and capital lease obligations       $  11,452        $  10,368
    Accounts payable                                                         79,587           48,855
    Accrued liabilities                                                      37,782           31,831
    Customer prepayments and credits                                          4,717            3,694
                                                                          ---------        ---------
                 Total Current Liabilities                                  133,538           94,748
                                                                          ---------        ---------

Noncurrent Liabilities:
    Long-term debt                                                           53,255           29,434
    Obligations under receivable financing                                       --           22,417
    Capital lease obligations                                                   482              280
    Other                                                                     1,812            1,799
                                                                          ---------        ---------
                 Total Noncurrent Liabilities                                55,549           53,930
                                                                          ---------        ---------
                 Total Liabilities                                          189,087          148,678
                                                                          ---------        ---------

Commitments and Contingencies

Shareholders' Equity:
 Series B Preferred Stock, convertible, $.01 par value,
       authorized and issued 634,900 shares in 1996 and 1997                  5,748            5,843
 Common Stock, $.66 2/3 par value, authorized 225,000,000 shares;
       issued 145,039,915 shares in 1996 and 200,721,538 shares in           96,693          133,814
       1997
 Capital in excess of par value                                             270,097          280,244
 Accumulated deficit                                                       (336,586)        (348,950)
                                                                          ---------        ---------
                                                                             35,952           70,951
Less:
    Treasury stock, at cost (392,017 shares in 1996 and in 1997)               (813)            (813)
    Notes receivable from sale of Common Stock                               (3,399)          (3,405)
                                                                          ---------        ---------
                 Total Shareholders' Equity                                  31,740           66,733
                                                                          ---------        ---------
                 Total Liabilities and Shareholders' Equity               $ 220,827        $ 215,411
                                                                          =========        =========

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               13 WEEKS ENDED                      26 WEEKS ENDED
                                                               --------------                      --------------
                                                         JUNE 29,          JUNE 28,          JUNE 29,          JUNE 28,
                                                           1996              1997              1996              1997
                                                       -------------     -------------     -------------     -------------
REVENUES                                               $     180,195     $     133,750     $     345,722     $     263,475
                                                       -------------     -------------     -------------     -------------
OPERATING COSTS AND EXPENSES:
  Cost of sales and operating expenses                       120,283            86,540           228,721           172,602
  Write-down of inventory of discontinued catalogs                --                --             1,100                --
  Selling expenses                                            52,026            34,578            97,417            68,168
  General and administrative expenses                         14,299            13,801            29,632            26,075
  Depreciation and amortization                                3,483             1,973             6,481             4,111
                                                       -------------     -------------     -------------     -------------
                                                             190,091           136,892           363,351           270,956
                                                       -------------     -------------     -------------     -------------
INCOME (LOSS) FROM OPERATIONS                                 (9,896)           (3,142)          (17,629)           (7,481)
                                                       -------------     -------------     -------------     -------------
  Interest expense                                            (2,420)           (2,255)           (4,083)           (4,289)
  Interest income                                                 46                --               215                --
                                                       -------------     -------------     -------------     -------------
                                                              (2,374)           (2,255)           (3,868)           (4,289)
                                                       -------------     -------------     -------------     -------------
INCOME (LOSS) BEFORE INCOME TAXES                            (12,270)           (5,397)          (21,497)          (11,770)
  Income tax provision                                          (250)             (251)             (500)             (499)
                                                       -------------     -------------     -------------     -------------
 NET INCOME (LOSS)                                           (12,520)           (5,648)          (21,997)          (12,269)
Preferred stock dividends and accretion                          (59)              (47)             (118)              (95)
                                                       -------------     -------------     -------------     -------------
Net income (loss) applicable to common shareholders    $     (12,579)    $      (5,695)    $     (22,115)    $     (12,364)
                                                       =============     =============     =============     =============
Net income (loss) per share                            $        (.13)    $        (.04)    $        (.24)    $        (.08)
                                                       =============     =============     =============     =============
Weighted average shares outstanding                       93,576,472       158,741,451        93,535,204       151,656,168
                                                       =============     =============     =============     =============

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                                 26 WEEKS ENDED

                                                              JUNE 29,     JUNE 28,
                                                                1996         1997
                                                              --------     --------
Cash flows from operating activities:
Net (loss)                                                    $(21,997)    $(12,269)
Adjustments to reconcile net (loss) to net cash (used)
    by operating activities:
    Depreciation and amortization, including deferred fees       7,186        5,418
    Provisions for doubtful accounts                             2,427        2,247
    Other                                                           81          (13)
Changes in assets and liabilities:
    Accounts receivable                                          4,213        9,971
    Inventories                                                (13,534)      10,683
    Prepaid catalog costs                                          809          426
    Other assets                                                  (186)        (247)
    Accounts payable                                           (12,146)     (30,688)
    Accrued liabilities                                         (3,102)      (5,369)
    Customer prepayments and credits                              (618)      (1,023)
                                                              --------     --------
NET CASH (USED) BY OPERATING ACTIVITIES                        (36,867)     (20,864)
                                                              --------     --------

Cash flows from investing activities:
    Acquisitions of property                                    (2,677)      (1,510)
    Proceeds from sale of businesses and properties              1,164          642
    Proceeds from sale of securities                               474           --
    Other, net                                                  (1,372)         322
                                                              --------     --------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES              $ (2,411)    $   (546)
                                                              --------     --------

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)
(IN THOUSANDS)

                                                                         26 WEEKS ENDED

                                                                      JUNE 29,     JUNE 28,
                                                                        1996         1997
                                                                      --------     --------
Cash flows from financing activities:

    Net borrowings (repayments) under Credit Facility                 $ 16,369     $(13,754)
    Proceeds from issuance of debt                                      25,000           --
    Payments of long-term debt and capital lease obligations            (1,075)      (1,397)
    Proceeds from issuance of Common Stock                                 136           35
    Payment of debt issuance costs                                        (384)      (2,849)
    Proceeds from issuance in Rights Offering                               --       40,089
    Other, net                                                            (836)         (13)
                                                                      --------     --------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                           39,210       22,111
                                                                      --------     --------
    Net (decrease) increase in cash and cash equivalents                   (68)         701
    Cash and cash equivalents at the beginning of the year               2,682        5,173
                                                                      --------     --------
    CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                $  2,614     $  5,874
                                                                      ========     ========


Supplemental cash flow disclosures:
   Interest paid                                                      $  3,264        2,161
                                                                      ========     ========
   Income taxes paid                                                  $    641     $    603
                                                                      ========     ========

Other Non-cash Financing:
   Exchange of NAR Promissory Note for equity                         $     --     $ 10,000
                                                                      ========     ========

    See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 29, 1996 AND JUNE 28, 1997
(UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Reference should be made to the annual financial statements, including the footnotes thereto, included in the Hanover Direct, Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended December 28, 1996. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial condition, results of operations and cash flows of the Company and its consolidated subsidiaries for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform with the current year presentation.

2.       RETAINED EARNINGS RESTRICTIONS

         The Company is restricted from paying dividends at any time on its Common Stock or from acquiring its capital stock by certain debt covenants contained in agreements to which the Company is a party.

3.       EARNINGS PER SHARE

         Net income (loss) per share - Net income (loss) per share was computed using the weighted average number of shares outstanding. Due to the net loss for the thirteen and twenty-six weeks ended June 29, 1996 and June 28, 1997, warrants, stock options and convertible preferred stock are excluded from the calculations of both primary and fully diluted earnings per share.

4.       RECENTLY ISSUED ACCOUNTING STANDARDS

         Subsequent to December 28, 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

         Effective January 1, 1997, the Company adopted the provisions of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of this statement resulted in the recognition of approximately $22.4 million of additional accounts receivable and associated long-term debt at June 28, 1997. This adjustment was required as the Company's agreement with an unrelated third party for the sale and servicing of accounts receivable did not meet the classification criteria as a true sale of receivables under the provisions of this statement. The provisions of this pronouncement are to be applied prospectively, from January 1, 1997. Retroactive application is not permitted; however, the amount of adjustment at December 28, 1996 would also have been a recognition of an additional $24.7 million in both receivables and the associated receivable financing obligation.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The statement requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. While this pronouncement does not require a specific format of the financial statement, in addition to requiring display of an amount representing total comprehensive income for the period in that financial statement, it also requires an entity to classify items of other comprehensive income by their nature in that financial statement and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

         Additionally, in June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Specifically, the statement requires a public enterprise to report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets and also to provide reconciliation to corresponding amounts in the entity's general-purpose financial statements. The statement also requires a public enterprise to report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.

5.       RESTRUCTURING

         In December 1996, the Company recorded special charges aggregating approximately $36.7 million. These charges included severance of approximately $3.2 million and facility exit/relocation costs and fixed asset write-offs of approximately $11.5 million related to the Company's plan to reduce fixed overhead costs and consolidate certain of its facilities. In addition, the Company's review of the impairment of its long-lived assets of certain of its under-performing catalogs led to a write-off of approximately $22.0 million.

         Severance - The cost of employee severance includes termination benefits and is expected to be completed by the end of 1997. These costs are recorded in accrued liabilities in the accompanying consolidated balance sheets and the accrual balances are $1.2 million and $3.2 million at June 28, 1997 and December 28, 1996, respectively.

         Facility Exit/Relocation Costs and Fixed Asset Write-Offs - These costs are primarily composed of the Company's decision to relocate certain of its corporate operations, and consolidate its distribution centers into its Roanoke home fashion distribution center. The consolidation of thesedistribution centers and the relocation of such corporate operations is planned to be completed by the end of fiscal 1997. Approximately $6.3 million of these costs are recorded in accrued liabilities in the accompanying consolidated balance sheets at June 28, 1997 and December 28, 1996.

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

6.       RIGHTS OFFERING

         The Company commenced a $50 million rights offering (the "1997 Rights Offering") on April 29, 1997. Holders of record of the Company's Common Stock and Series B Convertible Additional Preferred Stock as of April 28, 1997, the record date, were eligible to participate in the 1997 Rights Offering. The rights were exercisable at a price of $.90 per share. Shareholders received 0.38 rights for each share of Common Stock held and 0.57 rights for each share of Series B Convertible Additional Preferred Stock held as of the record date. The 1997 Rights Offering expired on May 30; 1997, 55,654,623 rights were exercised and it closed on June 6, 1997.

         Richemont S.A. ("Richemont"), a Luxemborg public company, which is an affiliate of Compagnie Financiere Richemont A.G. ("CFR"), a Swiss public company, maintains a joint venture, NAR Group Limited ("NAR"), with the family of Alan G. Quasha, a Director and Chairman of the Board of the Company, entered into a standby purchase agreement to purchase all shares not subscribed to by shareholders of record at the subscription price. Richemont purchased 40,687,970 shares in the 1997 Rights Offering and, as a result, then owned approximately 20.3% of the Company. The Company paid in cash, from the proceeds of the 1997 Rights Offering, to Richemont on the closing date approximately $1.8 million which represented an amount equal to 1% of the aggregate offering price of the aggregate number of shares issuable upon closing of the 1997 Rights Offering other than with respect to the shares of Common Stock held by NAR or its affiliates plus an amount equal to one-half of one percent of the aggregate number of shares acquired by NAR upon exercise of their rights (Standby Fee) plus an amount equal to 4% of the aggregate offering price in respect to all unsubscribed shares (Take-Up Fee).

         Pursuant to an agreement with the Company reached in April 1997, NAR exercised certain of the rights distributed to it pursuant to the 1997 Rights Offering for the purchase of 11,111,111 shares of Common Stock that had an aggregate purchase price of approximately $10 million. NAR paid for and the Company accepted as payment for the exercise of such rights the surrender by NAR of the principle amount due under the IMR Promissory Note (defined below) dated September 1996 in the principal amount of $10 million and cancellation thereof (Note 7).

         The gross cash proceeds from the 1997 Rights Offering of $40 million (after giving effect to the acquisition and exercise by NAR of rights having an aggregate purchase price of $10 million to be paid for by surrender and cancellation of the $10 million IMR Promissory Note) were used for working capital and general corporate purposes, including repayment of approximately $20 million outstanding under the Company's Credit Facility with Congress.

7.       RELATED PARTY TRANSACTIONS

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

         In September 1996, Intercontinental Mining & Resources Incorporated, an affiliate of NAR ("IMR"), loaned the Company $10 million as evidenced by a subordinated promissory note in the amount of $10 million (the "IMR Promissory Note"). Such loan bore interest at prime plus 1 1/2%, was due on November 14, 1996 and, if not repaid before May 15, 1997, was convertible at the option of IMR into shares of Common Stock at the lower of the fair market value at the date the note was issued or the then current fair market value thereof. The IMR Promissory Note was subordinate to the Credit Facility and was excluded from the calculation of the consolidated working capital covenant under the Credit Facility. The Company accepted as payment for the subscription price related to the exercise of rights to purchase 11,111,111 shares of Common Stock by NAR the principle amount due under the IMR Promissory Note (Note 6).

         Richemont entered into a standby purchase agreement with the Company to purchase, at the subscription price, any shares not subscribed for in the 1997 Rights Offering (Note 6).

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

         Effective upon the closing of the 1997 Rights Offering and for each succeeding period, the above stated minimum working capital and net worth covenants have been increased by $10 million.

         The Company had zero and $13.7 million of borrowings outstanding under the revolving line of credit and $8.3 million and $8.9 million outstanding under the revolving term notes at June 28, 1997 and December 28, 1996, respectively. The revolving term notes are due in November 1997. The Company had $25 million and $26 million of unused borrowing capacity under the Credit Facility at June 28, 1997 and December 28, 1996, respectively. The rates of interest related to the revolving line of credit and term notes were 9.75% and 10.0%, respectively, at June 28, 1997.

         The face amount of unexpired documentary letters of credit under the Credit Facility were $4.5 million at June 28, 1997 and December 28, 1996. In addition, the Company is required to reimburse Richmont in connection with liabilities under the $27.9 million of standby letters of credit at June 28, 1997 which were issued by Richmont and are held by Swiss Bank Corporation, New York Branch.

9.       INCOME TAXES

         At June 28, 1997, the Company had a net deferred tax asset of $15 million, including a deferred tax asset valuation allowance of approximately $52 million, which was recorded in prior years primarily relating to the realization of certain net operating loss carry-forwards ("NOLs"). As of December 28, 1996, the Company had $241.2 million of NOLs. Realization of the future tax benefits associated with the NOLs is dependent on the Company's ability to generate taxable income within the carry-forward period and the periods in which net temporary differences reverse. Future levels of operating income and taxable income are dependent upon general economic conditions, competitive pressures on sales and margins, postal and other delivery rates, and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of all of the NOLs and reversals of temporary differences. In assessing the realizability of the $15 million net deferred tax asset, the Company has considered numerous factors, including its future operating plans. Management believes that the $15 million net deferred tax asset represents a reasonable, conservative estimate of the future utilization of the NOL's. The Company will continue to routinely evaluate the likelihood of future profits and the necessity of future adjustments to the deferred tax asset valuation allowance.

10.      ACCOUNTING FOR STOCK BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation", which the Company adopted in fiscal 1996. During the twenty-six week period ended June 28, 1997, the Company recorded a charge of $.8 million related to the adoption of this standard. The fair value of each option granted is estimated on the date of grant using the Blocks-Scholes option-pricing model. The model requires the Company to make estimates regarding risk free interest rates, expected lives, expected volatility and expected dividends. No change in estimates or assumptions regarding these items were made in the current period. The Company made no material option grants in the current period under any of its plans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, the percentage relationship to revenues of certain items in the Company's Consolidated Statements of Income (Loss).


                                         13 WEEKS    ENDED     26 WEEKS    ENDED
                                         JUNE 28,   JUNE 29,   JUNE 28,   JUNE 29,
                                           1997       1996       1997       1996
                                           ----       ----       ----       ----
Revenues                                  100.0%     100.0%     100.0%     100.0%
Cost of sales and operating expenses       64.7       66.8       65.5       66.1
Write-down of inventory of
     discontinued catalogs                   --         --         --         .3
Selling expenses                           25.8       28.9       25.9       28.2
General and administrative expenses        10.3        7.9        9.9        8.6
Depreciation and amortization               1.5        1.9        1.5        1.9
Income (loss) from operations              (2.3)      (5.5)      (2.8)      (5.1)
Interest expense, net                      (1.7)      (1.3)      (1.6)      (1.1)
Net income (loss)                          (4.2%)     (7.0%)     (4.7%)     (6.4%)



RESULTS OF OPERATIONS

THIRTEEN-WEEKS ENDED JUNE 28, 1997 COMPARED WITH THIRTEEN-WEEKS ENDED JUNE 29, 1996

         Net Income (Loss). The Company reported a net loss of $(5.6) million or $(.04) per share for the thirteen-week period ended June 28, 1997 compared to a net loss of $(12.5) million or $(.13) per share for the same period last year. The per share amounts were calculated based on weighted average shares outstanding of 158,741,451 and 93,576,472 for the current and prior year periods, respectively. The increase in weighted average shares outstanding is due to two $50 million rights offerings which were completed in August 1996 and June 1997, respectively.

         The decrease in net loss was primarily the result of: (i) reduced circulation to prospective customers and to customers other than core customers and increased circulation to core customers with core products which resulted in improved response rates and lower selling expenses, (ii) reduced cost of merchandise as the Company began to realize improvements in its product offerings, (iii) reduced fixed overhead costs due to the Company's previously implemented cost reduction plan and (iv) improved liquidity, reduced backorder levels and improved inventory in-stock positions due to the Company's 1997 Rights Offering.

         Revenues. Revenues decreased 25.8% for the thirteen-week period ended June 28, 1997 to $133.7 million from $180.2 million for the same period in 1996. Revenues generated by continuing catalogs decreased 13% to approximately $132.4 million in the current year period from $158.7 million for the prior year period. Revenues generated by discontinued catalogs decreased 95% to $1.4 million for the thirteen-week period ended June 28, 1997. The Company circulated 60 million catalogs during the 1997 period which represented a 38% decrease from the prior year period. Continuing catalog circulation decreased 23% from the prior year period as part of the Company's plan to more effectively target its circulation. The Company's backorders (unfilled orders) decreased 24% to $14.2 million on June 28, 1997 from $18.8 million on June 29, 1996.

         The following table summarizes the Company's revenues and the percent of total revenues, for the fiscal periods indicated, for each business unit; all revenues are net of returns:

                                                     THIRTEEN WEEKS ENDED

                               JUNE 28,         JUNE 28,          JUNE 29,          JUNE 29,
                                 1997             1997              1996              1996
                               REVENUES        PERCENT OF         REVENUES         PERCENT OF
BUSINESS UNIT               (IN MILLIONS)    TOTAL REVENUES    (IN MILLIONS)     TOTAL REVENUES
                               ------            ------            ------            ------
Home Fashions -
    Mid Market                 $ 42.4              31.7%           $ 56.9              31.6%
    Upscale                      27.8              20.8              19.5              10.8
General Merchandise              16.7              12.5              19.0              10.5
Women's Apparel                  16.6              12.4              24.1              13.4
Men's Apparel                    18.4              13.7              22.3              12.4
Gifts                            10.5               7.9              10.3               5.7
                               ------            ------            ------            ------
Total Continuing                132.4              99.0             152.1              84.4
Discontinued                      1.3               1.0              28.1              15.6
                               ------            ------            ------            ------
Total Company                  $133.7             100.0%           $180.2             100.0%
                               ======            ======            ======            ======


Revenues from continuing catalogs decreased due to a planned decrease in circulation as the Company continued to implement each catalog's plan to focus on each catalogs' core customers. The reduction in circulation was partially offset by an increase in response rates mainly in the Home Fashions - Mid-Market group as the Company continued to focus on its most productive customers. The decrease in revenues was also partially offset by an increase in circulation and average order size of the Home Fashions - Upscale group despite the lower response rates experienced by this group.

         Revenues from the catalogs discontinued in 1995 and the Sears venture decreased 95% or $26.8 million to $1.3 million for the thirteen-week period ended June 28, 1997 from $28.1 million for the same period in the prior year.

         Operating Costs and Expenses. Cost of sales and operating expenses decreased to 64.7% of revenues for the thirteen-week period ended June 28, 1997 from 66.8% of revenues for the same period in 1996. The total expense decreased $33.7 million when the current year period is compared to the same period in the prior year. In the current period, the Company experienced a one percentage point decline in its cost of merchandise along with a reduction in charges taken in association with the write-down of inventory. Operating costs and expenses have also been positively impacted by decreased order fulfillment costs due to the Company's previously announced cost reduction plan.

         Selling expenses decreased to 25.8% of revenues for the thirteen-week period ended June 28, 1997 from 28.9% of revenues for the same period in the prior year. The total expense decreased $17.4 million to $34.6 million in the current year period. This expense has declined in the current period due to a 23% decrease in continuing catalog circulation and increased customer response rates as part of the Company's plan to more effectively target its core customers.

         General and administrative expenses decreased $.5 million due to the Company's previously announced cost reduction plan. These expenses increased to 10.3% of revenues in the current year period from 7.9% of revenues in the prior year mainly due to the Company's planned decrease in its revenue base and the fact that the Company's cost savings plan was not scheduled for implementation until the second half of 1997.

         Depreciation and amortization decreased $1.5 million to $2.0 million for the thirteen-week period ended June 28, 1997 as a result of the Company's decision to write-off certain intangible assets and close certain of its facilities at the end of the 1996 fiscal year.

         Income (Loss) from Operations. The Company recorded a loss from operations of $(3.1) million for the thirteen-week period ended June 28, 1997, or (2.3)% of revenues, compared to a loss of $(9.9) million for the thirteen-week period ended June 29, 1996, or (5.5)% of revenues.

         The decrease in loss from operations was the result of the Company's continued plan to decrease circulation by focusing more on its most profitable customers and on proven merchandise. This operating plan also resulted in lower selling expenses and increased response rates. Variable fulfillment costs also improved slightly in the current period as inefficiencies in the Company's Roanoke fulfillment center were corrected throughout 1996. In the current period, the Company also began to realize lower costs associated with its fixed overhead cost structure due it its plan to reduce such costs.

         Interest Expense, Net. Interest expense, net remained constant when comparing the current period to the prior year period. Throughout the current period, the Company maintained lower debt levels than the prior year due to better management of its working capital. This improvement was offset by higher interest rates and increased amortization of debt costs related to the Company's $28 million letter of credit facility.

TWENTY SIX-WEEKS ENDED JUNE 28, 1997 COMPARED WITH TWENTY SIX-WEEKS ENDED JUNE 29, 1996

         Net Income (Loss). The Company reported a net loss of $(12.3) million or $(.08) per share for the twenty six-week period ended June 28, 1997 compared to a net loss of $(22.0) million or $(.24) per share for the same period last year. The per share amounts were calculated based on weighted average shares outstanding of 151,656,168 and 93,535,204 for the current and prior year periods, respectively. The increase in weighted average shares outstanding is due to two $50 million rights offerings which were completed in August 1996 and June 1997, respectively.

         The decrease in net loss was primarily the result of: (i) reduced circulation to prospective customers and to customers other than core customers and increased circulation to core customers with core products which resulted in improved response rates and lower selling expenses, (ii) reduced cost of merchandise as the Company began to realize improvements in its product offerings, (iii) reduced fixed overhead costs due to the Company's previously implemented cost reduction plan and (iv) improved liquidity, reduced backorder levels and improved inventory in-stock positions due to the Company's 1997 Rights Offering.

         As a result of the Company's operating losses in 1996, the Company formulated a 1997 business plan which would improve profit margins through improved inventory management and reduce operating expenses by reducing fixed costs. The Company continued to experience tightened vendor credit in the first half of 1997 due to the 1996 operating losses (see Liquidity and Capital Resources). This affected the Company's ability to obtain merchandise on a timely basis. In order to alleviate the Company's temporary working capital shortfall and provide the Company with the necessary time to implement its business plan, the Company entered into a financial transaction with Richemont which provided for a $30 million advance related to the 1997 Rights Offering. The $30 million advance was received in April 1997 and provided the Company with the liquidity to reduce its backorder levels and receive merchandise on a more timely basis. This advance was repaid in June 1997 upon the completion of the 1997 Rights Offering.

         Revenues. Revenues decreased 23.8% for the twenty six-week period ended June 28, 1997 to $263.5 million from $345.7 million for the same period in 1996. Revenues generated by continuing catalogs decreased 10% to approximately $255.0 million in the current year period from $283.7 million for the prior year period. Revenues generated by discontinued catalogs decreased 86% to $8.5 million for the twenty six-week period ended June 28, 1997. The Company circulated 126 million catalogs during the 1997 period which represented a 36% decrease from the prior year. Continuing catalog circulation decreased 18% from the prior year period as part of the Company's plan to more effectively target its circulation. The Company's backorders (unfilled orders) decreased 24% to $14.2 million on June 28, 1997 from $18.8 million on June 29, 1996.

         The following table summarizes the Company's revenues and the percent of total revenues, for the fiscal periods indicated, for each business unit; all revenues are net of returns:

                                                   TWENTY-SIX WEEKS ENDED

                              JUNE 28,          JUNE 28,          JUNE 29,          JUNE 29,
                                1997              1997              1996              1996
                              REVENUES         PERCENT OF         REVENUES         PERCENT OF
BUSINESS UNIT              (IN MILLIONS)     TOTAL REVENUES     (IN MILLIONS)    TOTAL REVENUES
                               ------            ------            ------            ------
Home Fashions-
  Mid-Market                   $ 76.9              29.2%           $101.1              29.2%
  Upscale                        54.5              20.7              41.8              12.1
General Merchandise              35.5              13.5              39.1              11.3
Women's Apparel                  33.8              12.8              40.5              11.7
Men's Apparel                    32.2              12.2              40.1              11.6
Gifts                            22.1               8.4              21.1               6.1
                               ------            ------            ------            ------
Total Continuing                255.0              96.8             283.7              82.0
Discontinued                      8.5               3.2              62.0              18.0
                               ------            ------            ------            ------
Total Company                  $263.5             100.0%           $345.7             100.0%
                               ======            ======            ======            ======


Revenues from continuing catalogs decreased due to a reduction in circulation as the Company continued to implement each catalog's plan to focus on each catalogs' core customers. The reduction in circulation was partially offset by an increase in response rates as the Company continued to focus on its most productive customers. The decrease in revenues was also partially offset by an increase in circulation and average order size of the Home Fashions - Upscale group despite the lower response rates experienced by this group.

         Revenues from the catalogs discontinued in 1995 and the Sears venture decreased 86% or $53.5 million to $8.5 million for the twenty six-week period ended June 28, 1997 from $62.0 million for the same period in the prior year.

         Operating Costs and Expenses. Cost of sales and operating expenses decreased to 65.5% of revenues for the twenty six-week period ended June 28, 1997 from 66.1% of revenues for the same period in 1996. The total expense decreased $56.1 million when the current year period is compared to the same period in the prior year. In the current period, the Company experienced a two percentage point decline in its cost of merchandise along with a reduction in charges taken in association with the write-down of inventory. Operating costs and expenses have also been positively impacted by decreased order fulfillment costs due to the Company's previously announced cost reduction plan.

         Selling expenses decreased to 25.9% of revenues for the twenty six-week period ended June 28, 1997 from 28.2% of revenues for the same period in the prior year. The total expense decreased $29.2 million to $68.2 million in the current year period. This expense has declined in the current period due to an 18% decrease in continuing catalog circulation and increased customer response rates as part of the Company's plan to more effectively target its core customers.

         General and administrative expenses decreased $3.5 million to $26.1 million for the twenty six-week period ended June 28, 1997 due to the Company's previously announced cost reduction plan. These expenses increased to 9.9% of revenues in the current year period from 8.6% of revenues in the prior year period mainly due to the Company's planned decrease in its revenue base.

         Depreciation and amortization decreased $2.4 million to $4.1 million for the twenty six-week period ended June 28, 1997 as a result of the Company's decision to write-off certain intangible assets and close certain of its facilities at the end of the 1996 fiscal year.

         Income (Loss) from Operations. The Company recorded a loss from operations of $(7.5) million for the twenty six-week period ended June 28, 1997, or (2.8)% of revenues, compared to a loss of $(17.6) million for the twenty six-week period ended June 29, 1996, or (5.1)% of revenues.

         The decrease in loss from operations was the result of the Company's continued plan to decrease circulation by focusing more on its most profitable customers and on proven merchandise. This operating plan also resulted in lower selling expenses and increased response rates. Variable fulfillment costs also improved slightly in the current period as inefficiencies in the Company's Roanoke fulfillment center were corrected throughout 1996. These factors contributed to an improved overall profit margin. The Company also began to realize lower costs associated with its fixed overhead cost structure due it its plan to reduce such costs.

         Interest Expense, Net. Interest expense, net increased $.4 million to $4.3 million for the twenty six-week period ended June 28, 1997. Throughout the current period the Company maintained lower debt levels than the prior year due to better management of its working capital. This improvement was offset by higher interest rates and increased amortization of debt costs related to the Company's $28 million letter of credit facility.

         Income Taxes. In assessing the realizability of the $15 million net deferred tax asset, the Company has considered numerous factors, including its future operating plans. The Company believes that the $15 million net deferred tax asset represents a reasonable, conservative estimate of the future utilization of the tax net operating losses. The Company will continue to evaluate the likelihood of future profit and the necessity of future adjustments to the deferred tax asset valuation allowance. The Company recorded a state tax provision of $.5 million in each of the twenty-six week periods ended June 28, 1997 and June 29, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Working Capital. At June 28, 1997, the Company had $5.9 million in cash and cash equivalents, compared to $5.2 million at December 28, 1996. Working capital and the current ratio were $37.3 million and 1.39 to 1 at June 28, 1997 versus $(1.5) million and .99 to 1 at December 28, 1996. The $20.9 million of cash used in operations in the first twenty six-weeks of 1997 was primarily used to fund operating losses and a reduction in accounts payable. The cash used in operations was provided by reductions in inventories and accounts receivable and proceeds from the 1997 Rights Offering.

         As a result of the Company's continued operating losses in 1996, the Company experienced tightened vendor credit and increased levels of debt during the first half of 1997. Order cancellation rates increased and negatively affected initial fulfillment which resulted in an increase in split shipments and higher customer inquiry calls in 1996 and the first quarter of 1997. As a result of these factors, the Company decided in late 1996 that it was necessary to obtain relief under its credit facility and to investigate an equity infusion. In December 1996, the Company closed its agreement with Richemont Finance S.A. that provided the Company with approximately $28 million of letters of credit to replace letters of credit which were issued under the Credit Facility with Congress. When the final 1996 results became known to the Company, it concluded such results would have a further negative impact on the Company's ability to conduct business on normal trade terms. Therefore, the Company decided it was necessary to obtain an equity infusion which would restore the Company's equity base and provide the Company with additional liquidity.

         On March 26, 1997, the Company announced that it intended to distribute subscription rights to subscribe for and purchase additional shares of Common Stock to holders of record of the Company's Common Stock and Series B Convertible Additional Preferred Stock. The 1997 Rights Offering expired on May 30, 1997 and closed on June 6, 1997. The rights were exercisable at a price of $.90 per share. NAR applied $10 million of the Company's indebtedness to acquire $10 million of the Company's Common Stock pursuant to the 1997 Rights Offering. Richemont purchased 40,687,970 shares of Common Stock with rights which were not subscribed for and purchased by shareholders in the 1997 Rights Offering per an agreement with the Company. On April 23, 1997, Richemont advanced $30 million against this commitment. This advance was used to repay approximately $13 million of indebtedness under the revolving line of credit, bring past due vendor accounts current and for other general corporate purposes.

         The 1997 Rights Offering generated gross proceeds of approximately $40 million after giving effect to the $10 million of indebtedness NAR applied to acquire its shares. The proceeds of the 1997 Rights Offering were used for working capital needs and general corporate purposes, including repayment of approximately $20 million outstanding under the Company's credit facility with Congress. The Company also incurred fees of approximately $3 million in relation to the 1997 Rights Offering which were paid from such gross proceeds.

         Throughout fiscal 1997, the Company has been implementing several initiatives to strengthen financial discipline and accountability at the Company's strategic business units and its corporate organization. These initiatives, in addition to the Company's new operating and cost reduction plan, are designed to better enable the Company to meet its operating goals for fiscal 1997 through better, cash control and "bottom-line" accountability at the business unit level, which have begun to have positive results across the Company's strategic business units and corporate infrastructure.

         At June 28, 1997, the Company had $10.4 million of current borrowings outstanding. This balance includes $8.3 million of term notes under the Credit Facility due in November 1997. The Company had no amounts outstanding under the Credit Facility at June 28, 1997 and $13.7 million at December 28, 1996. As of August 5, 1997, there were no borrowings outstanding under the Credit Facility and remaining availability was $23.9 million.

         In December 1996, the Company received waivers for events of default under the Credit Facility with Congress. In addition, Congress and the Company agreed to new working capital and net worth covenants for fiscal 1997. The Company believes that the 1997 Rights Offering together with the Credit Facility covenant modifications will ease vendor/credit concerns about the Company's viability. The Company's ability to continue to improve upon its prior year's performance and implement its business strategy, including realignment of its business units and expense reductions, is critical to maintaining adequate liquidity.

         The agreement by which Richemont provided the Company with a $28 million letter of credit facility expires in February 1998. The Company believes that it will generate sufficient cash from operations in 1997 in order to be able to finance these letters of credit without Richemont. The generation of adequate cash from operations is dependent upon the Company's ability to attain its operating plan for the balance of the year. The Company is also pursuing other financing alternatives at this time in order to insure that the refinancing will occur.

         The Company experiences seasonality in its working capital requirements and fluctuations in the revolving Credit Facility with peak borrowing requirements normally occurring during the first and fourth quarters of the year.

         The Company is required to maintain certain financial covenants related to the Credit Facility with Congress with which the Company is in compliance at June 28, 1997.

         Operating Plan. In December 1996, the Company began an operational realignment plan that is designed to capitalize on its internal strengths. The Company is continuing to move to a decentralized brand management structure whereby the individual catalogs will be better able to manage their resources and capitalize on business opportunities. This plan provides for each catalog's management team to be responsible for its financial results, utilization of its working capital resources and assessment of its future business investment needs. The Company believes that this structure will result in better management of vendor relationships, inventories and working capital. The Company's operating plan for the remainder of the year includes improvements in revenues, maintenance of gross margin levels and execution of its expense reduction plan.

         Infrastructure Investments. The Company's plan to restructure its catalogs' into strategic business units and concentrate its mailing efforts on profitable customers is expected to result in excess capacity throughout its fulfillment centers. Therefore, the Company intends to consolidate certain of its fulfillment operations into its new Roanoke fulfillment center. This will require a capital investment of approximately $5.5 million during 1997. The Company is currently evaluating the possibility of additional capital expenditures related to the Roanoke fulfillment center in 1998.

         The Company continued its management information systems upgrade in the first half of 1997. The news integrated software system was operational in all of the Company's catalogs as of April 1997.

         Effect of Inflation and Cost Increases. The Company normally experiences increased costs of sales and operating expenses as a result of the general rate of inflation. Through internal cost reductions and operating efficiencies and then through selection of appropriate mail-order merchandise, the Company can adjust product mix to mitigate the affects of inflation on its overall merchandise base.

         Paper and Postage. The Company mails its catalogs and ships most of its merchandise through United States Postal Service ("USPS"), with catalog mailing and product shipment expenses representing approximately 18% of revenues in the first twenty-six weeks of 1997. Paper costs represented approximately 8% of revenues for the same period. The Company anticipates a minimal paper price increase in the second half of 1997. The USPS announced a proposed increase in mailing rates that will take effect in mid-1998. The Company is currently investigating ways to mitigate the effects of these expected increases. There is no assurance that the Company will successfully devlop such plan.

         In addition, the Company is currently evaluating the impact, if any, of the current United Parcel Service strike. The Company is currently investigating the most cost efficient means of alternatively shipping product to its customers. The Company does not anticipate this strike to have a material effect on its ability to conduct its business although if the strike continues for a significant length of time it may result in increased shipping costs and adversly affect the Company's ability to deliver products to its customers.

ITEM 3. QUANTITATIVE AND QUALATATIVE DISCLOSURES ABOUT MARKET RISK.

None.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

 3       (a) Certificate of Correction to the Certificate of Incorporation.

         (b) By-laws, as amended.

27       Financial Data Schedule (EDGAR filing only).

(b)      Reports on Form 8-K


None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




HANOVER DIRECT, INC.

Registrant


         By: /s/ Larry  J. Svoboda
            ---------------------------
            Larry J. Svoboda

            Senior Vice-President and Chief Financial Officer
            (on behalf of the Registrant and as principal financial officer)




August 12, 1997

                                EXHIBIT INDEX
                                -------------
Exhibit
  No.                              Description
-------                            -----------


     3       (a) Certificate of Correction to the Certificate of Incorporation.

             (b) By-laws, as amended.

    27       Financial Data Schedule (EDGAR filing only).