Form 10-Q
period 1997-09-27
HANOVER DIRECT INC
filed 1997-11-12
CIK 320333

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended SEPTEMBER 27, 1997

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


                                 (201) 863-7300
                               (Telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Common stock, par value $.66 2/3 per share: 200,055,302 shares outstanding as of November 4, 1997.

                              HANOVER DIRECT, INC.

                                    FORM 10-Q

                               SEPTEMBER 27, 1997

                                      INDEX


                                                                            Page

Part I - Financial Information

     Item 1. Financial Statements Condensed Consolidated Balance Sheets -
          December 28, 1996 and September 27, 1997 .........................   3

      Condensed Consolidated Statements of Income (Loss) - thirteen and
        thirty-nine weeks ended September 28, 1996 and September 27, 1997 ..   5

      Condensed Consolidated Statements of Cash Flows - thirty-nine weeks
        ended September 28, 1996 and September 27, 1997 ....................   6

      Notesto Condensed Consolidated Financial Statements for the thirteen and thirty-nine weeks ended September 28, 1996 and
        September 27, 1997 .................................................   8

      Item 2. Management's Discussion and Analysis of Consolidated Financial
        Condition and Results of Operations ................................  15

      Item 3. Quantitative and Qualitative Disclosures about Market Risk ...  23

Part II - Other Information
      Item 4. Submission of Matters to a Vote of Security Holders ..........  24
      Item 6.  Exhibits and Reports on Form 8-K ............................  24
      Signatures ...........................................................  25

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 28, 1996 AND SEPTEMBER 27, 1997
(UNAUDITED)
(IN THOUSANDS)

                                                 December 28,    September  27,
                                                     1996            1997
                                                 ------------    -------------
ASSETS

Current Assets:


     Cash and cash equivalents                        $   5,173     $     918
     Accounts receivable, net                            29,399        17,247
     Accounts receivable under financing agreement       --            20,279
     Inventories                                         67,610        69,672
     Prepaid catalog costs                               23,401        27,880
     Deferred tax asset, net                              3,300         3,300
     Other current assets                                 3,148         4,352
                                                      ---------     ---------
                          Total Current Assets          132,031       143,648
                                                      ---------     ---------

Property and equipment, at cost:
     Land                                                 4,797         4,883
     Buildings and building improvements                 16,554        15,862
     Leasehold improvements                               9,956         8,050
     Furniture, fixtures and equipment                   34,603        47,741
     Construction in progress                             8,315           866
                                                      ---------     ---------
                                                         74,225        77,402
     Accumulated depreciation and amortization          (22,523)      (28,051)
                                                      ---------     ---------
                    Net Property and Equipment           51,702        49,351

Goodwill, net                                            17,901        17,542
Deferred tax asset, net                                  11,700        11,700
Other assets, net                                         7,493         3,770
                                                      ---------     ---------
                   Total Assets                       $ 220,827     $ 226,011
                                                      =========     =========


See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
DECEMBER 28, 1996 AND SEPTEMBER 27, 1997
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                           December 28,      September 27,
                                                                               1996              1997
                                                                           ------------      -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt and capital lease obligations       $  11,452         $  12,189
     Accounts payable                                                         79,587            63,300
     Accrued liabilities                                                      37,782            33,603
     Customer prepayments and credits                                          4,717             3,930
                                                                           ---------         ---------
               Total Current Liabilities                                     133,538           113,022
                                                                           ---------         ---------

Noncurrent Liabilities:
     Long-term debt                                                           53,255            27,693
     Obligations under receivable financing                                     --              20,279
     Capital lease obligations                                                   482               146
     Other                                                                     1,812             1,848
                                                                           ---------         ---------
               Total Noncurrent Liabilities                                   55,549            49,966
                                                                           ---------         ---------
               Total Liabilities                                             189,087           162,988
                                                                           ---------         ---------

Commitments and Contingencies
Shareholders' Equity:
Series B Preferred Stock, convertible, $.01 par value,
 authorized and issued 634,900 shares in 1996 and 1997                         5,748             5,890

Common Stock, $.662/3 par value, authorized 225,000,000 shares;
 issued 145,039,915 shares in 1996 and 200,329,521 shares in 1997             96,693           133,814
Capital in excess of par val4ue                                              270,097           279,968
Accumulated deficit                                                         (336,586)         (352,417)
                                                                           ---------         ---------
                                                                              35,952            67,255


Less:
     Treasury stock, at cost (392,017 shares in 1996 and 1997)                  (813)             (813)
     Notes receivable from sale of Common Stock                               (3,399)           (3,419)
                                                                           ---------         ---------
               Total Shareholders' Equity                                     31,740            63,023
                                                                           ---------         ---------
               Total Liabilities and Shareholders' Equity                  $ 220,827         $ 226,011
                                                                           =========         =========

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

(In thousands, except share and per share amounts)             13 Weeks Ended                    39 Weeks Ended
                                                               --------------                    ---------------
                                                       September 28,   September 27,       September 28,   September 27,
                                                           1996              1997              1996              1997
                                                           ----              ----              ----              ----
Revenues                                               $   156,732       $   122,597       $   502,454       $   386,072
                                                       -----------       -----------       -----------       -----------
Operating costs and expenses:
 Cost of sales and operating expenses                      115,580            80,369           344,301           252,971
 Write-down of inventory of discontinued catalogs             --                --               1,100              --
 Special charges                                               300              --                 300              --
 Selling expenses                                           44,842            29,745           142,259            97,913
 General and administrative expenses                        18,775            11,967            48,407            38,042
 Depreciation and amortization                               2,856             2,193             9,337             6,304
                                                       -----------       -----------       -----------       -----------
                                                           182,353           124,274           545,704           395,230
                                                       -----------       -----------       -----------       -----------

Loss from operations                                       (25,621)           (1,677)          (43,250)           (9,158)
                                                       -----------       -----------       -----------       -----------
 Interest expense                                           (2,683)           (1,494)           (6,766)           (5,783)
 Interest income                                               123              --                 338              --
                                                       -----------       -----------       -----------       -----------
                                                            (2,560)           (1,494)           (6,428)           (5,783)
                                                       -----------       -----------       -----------       -----------

Loss before income taxes                                   (28,181)           (3,171)          (49,678)          (14,941)
 Income tax provision                                         (250)             (250)             (750)             (749)
                                                       -----------       -----------       -----------       -----------
Net loss before extraordinary item                         (28,431)           (3,421)          (50,428)          (15,690)

 Extraordinary item                                         (1,134)             --              (1,134)             --
                                                       -----------       -----------       -----------       -----------
Net loss                                                   (29,565)           (3,421)          (51,562)          (15,690)

 Preferred stock dividends and accretion                       (59)              (47)             (177)             (142)
                                                       -----------       -----------       -----------       -----------
Net loss applicable to common shareholders             $   (29,624)      $    (3,468)      $   (51,739)      $   (15,832)
                                                       ===========       ===========       ===========       ===========
Net loss per share:
 Loss before extraordinary item                        $     (0.25)      $     (0.02)      $     (0.51)      $     (0.09)
 Extraordinary item                                          (0.01)             0.00             (0.01)             0.00
                                                       -----------       -----------       -----------       -----------
 Net loss per share                                    $     (0.26)      $     (0.02)      $     (0.52)      $     (0.09)
                                                       ===========       ===========       ===========       ===========
Weighted average shares outstanding                    114,251,875       200,329,521       100,365,678       167,906,290
                                                       ===========       ===========       ===========       ===========

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                                             39 WEEKS ENDED
                                                                             --------------
                                                                       SEPTEMBER 28,    SEPTEMBER 27,
                                                                           1996             1997
                                                                           ----             ----
Cash flows from operating activities:
Net (loss)                                                               $(51,562)       $(15,690)
Adjustments to reconcile net (loss) to net cash (used)
   by operating activities:
   Depreciation and amortization, including deferred fees                  10,559           7,938
   Provisions for doubtful accounts                                         3,447           2,916
   Recovery of investments previously written-off                            --            (1,020)
   Extraordinary loss-early extinguishment of debt                          1,134            --
   Other                                                                       27            --
Changes in assets and liabilities:
   Accounts receivable                                                      1,553           9,236
   Inventories                                                             (7,200)         (2,062)
   Prepaid catalog costs                                                   (3,096)         (4,479)
   Other assets                                                               893          (1,204)
   Accounts payable                                                          (646)        (16,287)
   Accrued liabilities                                                     (2,854)         (4,820)
   Customer prepayments and credits                                        (1,305)           (787)
                                                                         --------        --------
NET CASH (USED) BY OPERATING ACTIVITIES                                   (49,050)        (26,259)
                                                                         --------        --------

Cash flows from investing activities:
   Acquisitions of property                                                (8,306)         (3,177)
   Proceeds from sale of businesses and properties                          1,164             642
   Proceeds from recovery of investments previously written-off               662           1,020
   Other, net                                                                 (10)          1,672
                                                                         --------        --------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                         $ (6,490)       $    157
                                                                         --------        --------

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)
(IN THOUSANDS)

                                                                                  39 WEEKS ENDED
                                                                                  --------------
                                                                           SEPTEMBER 28,   SEPTEMBER 27,
                                                                               1996             1997
                                                                           -------------   -------------
Cash flows from financing activities:
   Net borrowings (repayments) under Credit Facility                       $ 12,413         $(12,768)
   Proceeds from issuance of debt                                            35,000             --
   Payments of long-term debt and capital lease obligations                 (40,946)          (2,393)
   Proceeds from issuance of Common Stock                                    50,504           40,134
   Payment of stock issuance costs                                             --             (3,073)
   Payment of debt issuance costs                                              (384)            --
   Other, net                                                                  (876)             (53)
                                                                           --------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    55,711           21,847
                                                                           --------         --------
Net (decrease) increase in cash and cash equivalents                            171           (4,255)
Cash and cash equivalents at the beginning of the year                        2,682            5,173
                                                                           --------         --------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                         $  2,853         $    918
                                                                           ========         ========

Supplemental cash flow disclosures:
   Interest paid                                                           $  5,203         $  2,665
                                                                           ========         ========
      Income taxes paid                                                    $    670         $    699
                                                                           ========         ========

Supplemental disclosure of non-cash investing and financing activities:
      Exchange of NAR Promissory Note for equity                           $    --          $ 10,000
                                                                           ========         ========
      Issuance of Common Stock for notes receivable                        $  2,034         $    --
                                                                           ========         ========
      Exchange of 6% Preferred Stock for Common Stock                      $    830         $    --
                                                                           ========         ========

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996 (UNAUDITED)

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

3.       EARNINGS PER SHARE

         Net income (loss) per share - Net income (loss) per share was computed using the weighted average number of shares outstanding. Due to the net loss for the thirteen and thirty-nine weeks ended September 28, 1996 and September 27, 1997, warrants, stock options and convertible preferred stock are excluded from the calculations of both primary and fully diluted earnings per share.

4.       RECENTLY ISSUED ACCOUNTING STANDARDS

         Effective January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 125 ("SFAS"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The adoption of this statement resulted in the recognition of approximately $20.3 million of additional accounts receivable and associated long-term debt at September 27, 1997. The provisions of this pronouncement are to be applied prospectively, from January 1, 1997. Retroactive application is not permitted; however, the amount of adjustment at December 28, 1996 would also have been a recognition of an additional $24.7 million in both receivables and the associated receivable financing obligation.

         Subsequent to December 28, 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The statement requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company does not anticipate that the adoption of this statement will result in any significant items of comprehensive income.

         Additionally, in June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Specifically, the statement requires a public enterprise to report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets and also to provide reconciliation to corresponding amounts in the entity's general-purpose financial statements. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company is still assessing the impact of this statement on its financial statement disclosure.

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

         Severance - The cost of employee severance includes termination benefits and is expected to be completed by the end of 1997. These costs are recorded in accrued liabilities in the accompanying consolidated balance sheets and are $.7 million and $3.2 million at September 27, 1997 and December 28, 1996, respectively.

         Facility Exit/Relocation Costs and Fixed Asset Write-Offs - These costs are primarily the result of the Company's decision to relocate certain of its corporate operations, and consolidate its distribution centers into its Roanoke home fashion distribution center. Approximately $5.8 million and $6.3 million of these costs are recorded in accrued liabilities in the accompanying consolidated balance sheets at September 27, 1997 and December 28, 1996, respectively.

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

6.       INVESTMENTS

         During 1994, the Company invested approximately $2.7 million in convertible debt securities of Regal Communications, Inc. ("Regal"). In September 1994, Regal filed for protection under Chapter 11 of the United States Bankruptcy Code. As of December 1996, the Company had written-off the entire investment balance as the decline in fair value was considered an other than temporary impairment. In the third quarter of 1997, the Company received approximately $1 million related to distributions made by Regal. This amount is recorded as income in the period and is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Income (Loss).

7.       RIGHTS OFFERING

         The Company commenced a $50 million rights offering (the "1997 Rights Offering") on April 29, 1997. Holders of record of the Company's Common Stock and Series B Convertible Additional Preferred Stock as of April 28, 1997, the record date, were eligible to participate in the 1997 Rights Offering. The 1997 Rights Offering expired on May 30, 1997, with 55,654,623 rights to purchase shares exercised, and it closed on June 6, 1997.

         Richemont Finance S.A., ("Richemont"), a Luxemborg public company, entered into a standby purchase agreement to purchase all shares not subscribed to by shareholders of record at the subscription price. Richemont purchased 40,687,970 shares in the 1997 Rights Offering and, as a result, then owned approximately 20.3% of the Company. The Company paid in cash, from the proceeds of the 1997 Rights Offering, to Richemont on the closing date approximately $1.8 million which represented an amount equal to 1% of the aggregate offering price of the aggregate number of shares issuable upon closing of the 1997 Rights Offering other than with respect to the shares of Common Stock held by NAR Group Limited ("NAR) or its affiliates plus an amount equal to one-half of one percent of the aggregate number of shares acquired by NAR upon exercise of their rights (Standby Fee) plus an amount equal to 4% of the aggregate offering price in respect to all unsubscribed shares (Take-Up Fee).

         On April 26, 1997, NAR irrevocably agreed with the Company, subject to and upon the consummation of the 1997 Rights Offering, to exercise certain of the rights distributed to it for the purchase of 11,111,111 shares of Common Stock that had an aggregate purchase price of approximately $10 million. NAR agreed to pay for and the Company agreed to accept as payment for the exercise of such rights the surrender by NAR of the principal amount due under the IMR Promissory Note dated September 1996 in the principal amount of $10 million and cancellation thereof (Note 8).

         In order to facilitate vendor shipments and to permit the commencement of the Company's plan to consolidate certain of its warehousing facilities, Richemont, S.A. advanced $30 million as of April 23, 1997 against its commitment to purchase all of the unsubscribed shares pursuant to the standby purchase agreement. The Company has executed a subordinated promissory note in the amount of $30 million to evidence this indebtedness (the "Richemont Promissory Note").

         The gross cash proceeds from the 1997 Rights Offering of $40 million (after giving effect to the acquisition and exercise by NAR of rights ha ving an aggregate purchase price of $10 million which were paid for by surrender and cancellation of the $10 million IMR Promissory Note) were used to repay the $30 million principal amount outstanding under the Richemont Promissory Note and the balance of the proceeds were used for working capital and general corporate purposes, including repayment of amounts outstanding under the Company's three year, $75 million secured revolving Credit Facility (the "Credit Facility") with Congress Financial Corporation ("Congress").

8.       RELATED PARTY TRANSACTIONS

         In December 1996, the Company finalized its agreement with Richemont that provided the Company with approximately $27.9 million of letters of credit through Swiss Bank Corporation, New York Branch. These letters of credit issued in the amount of $8.6 million and relate to the Company's Industrial Revenue Bonds due 2003 while $19.3 million related to the Company's Term Financing Facility with Congress. As of October 1, 1997, the Company had paid down $1 million of the underlying debt, reducing the Swiss Bank letters of credit to approximately $26.9 million. The letters of credit carry an interest rate of 3.5% above the prime rate, currently 11.75%, payable to Richemont quarterly on amounts drawn under the letters of credit and were to expire on February 18, 1998. In October 1997, Richemont agreed in principle to extend its guarantee to March 30, 1999. As consideration for this transaction the Company will pay to Richemont a fee of 4% of the $26.9 million letters of credit outstanding. The extension is subject to the approval of Congress and Swiss Bank, as well as certain other conditions.

         In September 1996, Intercontinental Mining & Resources Incorporated, an affiliate of NAR ("IMR"), loaned the Company $10 million as evidenced by a subordinated promissory note in the amount of $10 million (the "IMR Promissory Note"). The Company accepted as payment for the subscription price related to the exercise of rights to purchase 11,111,111 shares of Common Stock by NAR the principal amount due under the IMR Promissory Note (Note 7) and such note has been cancelled.

9.       LONG-TERM DEBT

         In November 1995, the Company entered into the Credit Facility with Congress. Pursuant to the terms of the Credit Facility, the Company is required to maintain minimum net worth and working capital levels. In addition, the Credit Facility places limitations on the Company's ability to incur additional indebtedness. Due to the Company's financial condition in 1996, the Company was in default of certain of the covenants related to the Credit Facility. The Company received waivers for the December 1996 events of default under the Credit Facility related to the working capital and net worth covenants as of and through December 28,1996. In addition, the Company received a waiver for any event of default relating to the material adverse change provision that was in effect through and including December 28, 1996. Congress also agreed to establish new minimum levels related to these covenants. The working capital and net worth covenants for fiscal 1997 are as follows (in 000's):

                  WORKING CAPITAL (AS DEFINED)      AMOUNT
                  ----------------------------     --------
                  January through May 1997         $ (5,000)
                  June through November 1997       $      0
                  December 1997 and thereafter     $(10,000)

                  NET WORTH                         AMOUNT
                  ---------                        --------
                  January through May 1997         $ 14,000
                  June 1997 and thereafter         $ 21,500


         The Company had $.9 million and $8.1 million of borrowings outstanding under the revolving line of credit and $8.1 million and $8.9 million outstanding under the revolving term notes at September 27, 1997 and December 28, 1996, respectively. The revolving term notes were originally due in November 1997. In October 1997, Congress agreed to extend the revolving term notes to November 1998. The Company will continue to make principal payments of approximately $.1 million each month. The Company had $27.5 million and $26 million of unused borrowing capacity under the Credit Facility at September 27, 1997 and December 28, 1996, respectively. The rates of interest related to the revolving line of credit and term notes were 9.75% and 10.0%, respectively, at September 27, 1997.

         The face amount of unexpired documentary letters of credit under the Credit Facility were $3.0 million and $4.5 million at September 27, 1997 and December 28, 1996, respectively. In addition, the Company is required to reimburse Richemont in connection with liabilities under the $26.9 million of standby letters of credit at September 27, 1997 which were issued by Richemont and are held by Swiss Bank Corporation, New York Branch.

10.      INCOME TAXES

         At September 27, 1997, the Company had a net deferred tax asset of $15 million, including a deferred tax asset valuation allowance of approximately $52 million, which was recorded in prior years primarily relating to the realization of certain net operating loss carry-forwards ("NOLs"). As of December 28, 1996, the Company had $241.2 million of NOLs. Realization of the future tax benefits associated with the NOLs is dependent on the Company's ability to generate taxable income within the carry-forward period and the periods in which net temporary differences reverse. Future levels of operating income and taxable income are dependent upon general economic conditions, competitive pressures on sales and margins, postal and other delivery rates, and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of all of the NOLs and reversals of temporary differences.

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

11.      ACCOUNTING FOR STOCK BASED COMPENSATION

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which the Company adopted in fiscal 1996. During the thirty-nine week period ended September 27, 1997, the Company recorded a charge of $1.1 million related to the adoption of this standard. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The model requires the Company to make estimates regarding risk free interest rate, expected lives, expected volatility and expected dividends. No change in estimates or assumptions regarding these items were made in the current period.

         The fair value of each option granted during the nine months ended September 27, 1997 is estimated at the date of grant using the Black-Scholes option-pricing model utilizing expected volatility calculations based on historical data (45.00% - 56.20%) and risk free rates based on U.S. government strip bonds on the date of grant with maturities equal to the expected option term (6.33% - 6.80%). The expected lives are equal to the option terms and no dividends are assumed.

         Included in the Executive Equity Incentive Plan table on the following page are 3,020,000 options related to the C.E.O. Tandem Plan. The Stock Option Plan table consists of options related to the Company's 1978 Option Plan, 1996 Option Plan, C.E.O. NAR Option Plan, C.E.O. Closing Price Option Plan and the C.E.O. Performance Year Option Plan.

         A summary of the status of the Company's two stock option plans as of December 28, 1996 and September 27, 1997 and changes during the periods ending on those dates is as follows:

EXECUTIVE EQUITY INCENTIVE PLAN

                                                DECEMBER 28,            SEPTEMBER 27,
                                                ------------            -------------
                                                   1996                     1997
                                                   ----                     ----

                                                      WEIGHTED                   WEIGHTED
                                                       AVERAGE                    AVERAGE
                                                      EXERCISE                   EXERCISE
                                        SHARES         PRICE        SHARES         PRICE
                                        ------         -----        ------         -----
Options outstanding beginning of
   period                               1,021,170     $   2.66      3,660,498    $   1.26
Options granted                         3,370,000     $   1.14         54,000    $   1.00
Options forfeited                        (730,672)    $   2.68        (70,498)   $   2.59
                                        ---------                   ---------
Options outstanding end of period       3,660,498     $   1.26      3,644,000    $   1.23
                                        =========                   =========

Options exercisable end of period         173,832     $   2.56        130,000    $   2.58
                                        =========                   =========

Options exercised end of period               --                          --

Weighted average fair  value of
 options granted  during the year        $   0.76                    $   0.60

STOCK OPTION PLANS

                                                       DECEMBER 28,            SEPTEMBER 27,
                                                       ------------            -------------
                                                          1996                     1997
                                                          ----                     ----
                                                               WEIGHTED                 WEIGHTED
                                                                AVERAGE                  AVERAGE
                                                               EXERCISE                 EXERCISE
                                                  SHARES        PRICE      SHARES        PRICE
                                                  ------       --------    ------       --------


  Options outstanding beginning of
    period                                          90,000      $2.42      8,025,000     $1.17

   Options granted                               7,955,000      $1.16      2,855,000     $1.05

   Options forfeited                               (20,000)     $3.50       (915,000)    $1.02
                                                 ---------                 ---------
   Options outstanding end of period             8,025,000                 9,965,000     $1.09
                                                 =========                 =========

   Options exercisable end of period                23,333      $2.11        397,500     $1.21
                                                 =========                 =========

   Options exercised end of period                    -                        -

   Weighted average fair value of                $   0.56                   $   0.68
    options granted during the year


12.      SUBSEQUENT EVENTS

         In November 1997, the Company announced that SMALLCAP World Fund, Inc. ("SMALLCAP"), a mutual fund and substantial investor in the Company, agreed to purchase 3.7 million shares of the Company's Common Stock at $1.41 per share for an aggregate purchase price of approximately $5.2 million in a private placement. This transaction was consummated on November 6, 1997. These shares are restricted and have not been registered under the Securities Act of 1933, as amended. The Company has also entered into a registration rights agreement with SMALLCAP that calls for the Company to use its best efforts to effect the registration of such shares as soon as practicable after April 1, 1998 and has granted certain piggyback registration rights. The Company may delay such registration for a period of not more than ninety calendar days. Such registration shall be effected by preparation and filing by the Company with the Securities and Exchange Commission of a registration statement on Form S-3. The Company will pay all expenses in connection with the registration of such shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, the percentage relationship to revenues of certain items in the Company's Consolidated Statements of Income (Loss).

                                         13 WEEKS ENDED                        39 WEEKS ENDED
                                         --------------                        --------------
                                 SEPTEMBER 27,       SEPTEMBER 28,      SEPTEMBER 27,     SEPTEMBER 28,
                                     1997                1996              1997              1996
                                  -----------        ------------       -------------     -------------
Revenues                             100.0%             100.0%            100.0%           100.0%
Cost of sales and operating
 expenses                             65.6               73.8              65.5             68.5
Write-down of inventory of
 discontinued catalogs                 --                 --                --                .2
Special charges                        --                  .2               --                .1
Selling Expenses                      24.3               28.6              25.4             28.3
General and administrative
 expenses                              9.7               12.0               9.9              9.6
Depreciation and amortization          1.8                1.8               1.6              1.9
Income (loss) from operations         (1.4)             (16.4)             (2.4)            (8.6)
Interest expense, net                 (1.2)              (1.6)             (1.5)            (1.3)
Net Income (loss)                     (2.8%)            (18.9%)            (4.0%)          (10.3%)


RESULTS OF OPERATIONS

THIRTEEN-WEEKS ENDED SEPTEMBER 27, 1997 COMPARED WITH THIRTEEN-WEEKS ENDED SEPTEMBER 28, 1996

         Net Income (Loss). The Company reported a net loss of $(3.4) million or $(.02) per share for the thirteen-week period ended September 27, 1997 compared to a net loss of $(29.6) million or $(.26) per share for the same period last year. The per share amounts were calculated based on weighted average shares outstanding of 200,329,521 and 114,251,875 for the current and prior year periods, respectively. The increase in weighted average shares outstanding is due to two $50 million rights offerings which were completed in August 1996 and June 1997, respectively.

         The decrease in net loss was primarily the result of: (i) reduced circulation to prospective customers and to customers other than core customers and increased circulation to core customers with core products which resulted in improved response rates and lower selling expenses, (ii) reduced cost of merchandise as the Company began to realize improvements in its product offerings along with a reduction in charges related to the write-off of slow moving inventory, (iii) reduced fixed overhead costs due to the Company's previously implemented cost reduction plan, (iv) improved liquidity, reduced backorder levels and improved inventory in-stock positions due to the Company's 1997 Rights Offering and (v) certain non-recurring charges incurred in the prior year period which the Company did not incur in the current period.

         Revenues. Revenues decreased 21.8% for the thirteen-week period ended September 27, 1997 to $122.6 million from $156.7 million for the same period in 1996. Revenues generated by continuing catalogs decreased 10% to approximately $121.9 million in the current year period from $136.1 million for the prior year period. Revenues generated by discontinued catalogs decreased 97% to $.7 million for the thirteen-week period ended September 27, 1997. The Company circulated 56 million catalogs during the 1997 period which represented a 9.5% decrease from the prior year. Continuing catalog circulation decreased from the prior year period as part of the Company's plan to more effectively target its circulation. The Company's backorders (unfilled orders) decreased 35% to $12.3 million on September 27, 1997 from $19.0 million on September 28, 1996.

         The following table summarizes the Company's revenues and the percent of total revenues, for the fiscal periods indicated, for each brand; all revenues are net of returns:

                                            THIRTEEN-WEEKS ENDED
                       ------------------------------------------------------------------
                       SEPTEMBER 27,    SEPTEMBER 27,     SEPTEMBER 28,     SEPTEMBER 28,
                          1997              1997             1996               1996
                        REVENUES         PERCENT OF         REVENUES         PERCENT OF
                       (IN MILLIONS)   TOTAL REVENUES    (IN MILLIONS)     TOTAL REVENUES
                       -------------   --------------    -------------     --------------
Brand Group
Home Fashions -
     Mid-Market         $   38.2              31.1%         $   50.1          31.9%
     Upscale                30.8              25.1              22.0          14.1
General Merchandise         15.8              12.9              17.1          10.9
Women's Apparel             13.1              10.7              18.6          11.9
Men's Apparel               12.6              10.3              16.8          10.7
Gifts                       11.4               9.3              11.5           7.3
                        --------             -----          --------         -----
Total Continuing           121.9              99.4             136.1          86.8
Discontinued                 0.7               0.6              20.6          13.2
                        --------             -----          --------         -----
Total Company           $  122.6             100.0%         $  156.7         100.0%
                        ========             =====          ========         =====


         Revenues from continuing catalogs decreased due to a planned decrease in circulation as the Company continued to implement its plan to focus on its core customers. The reduction in circulation was partially offset by an increase in response rates as the Company continued to focus more on its most productive customers. The decrease in revenues was also partially offset by an increase in circulation and average order size despite experiencing lower response rates.

         Revenues from the catalogs discontinued in 1995 and the venture with Sears Roebuck & Co. decreased 97% or $19.9 million to $.7 million for the thirteen-week period ended September 27, 1997 from $20.6 million for the same period in the prior year.

         Operating Costs and Expenses. Cost of sales and operating expenses decreased to 65.6% of revenues for the thirteen-week period ended September 27, 1997 from 73.8% of revenues for the same period in 1996. The total expense decreased $35.2 million when the current year period is compared to the same period in the prior year. In the current period, the Company experienced a two percentage point decline in its cost of merchandise along with a four percentage point decline in charges taken in association with the write-down of inventory. These improvements are due to more efficient inventory controls resulting in a decrease in sale merchandise in the current year period. Operating costs and expenses have also been positively impacted by decreased order fulfillment costs due to the Company's previously announced cost reduction plan.

         Selling expenses decreased to 24.3% of revenues for the thirteen-week period ended September 27, 1997 from 28.6% of revenues for the same period in the prior year. The total expense decreased $15.1 million to $29.7 million in the current year period. This expense has declined in the current period due to a 23% decrease in continuing catalog circulation and increased customer response rates as part of the Company's plan to more effectively target its core customers.

         General and administrative expenses decreased $6.8 million due to the Company's previously announced cost reduction plan. The prior year expense included approximately $ 2.7 million of non-recurring charges related to management retention and severance which did not occur in the current year period. The current period expenses have been reduced by approximately $1 million of income as a result of asset distributions made to the Company related to previously written-off investment securities. As a result of the Company's cost reduction effort, this expense decreased to 9.7% of revenues in the current year period from 12.0% of revenues in the same period in the prior year. In the current period, the Company recovered approximately $1 million related to previously written-off investments.

         Depreciation and amortization decreased $.7 million to $2.2 million for the thirteen-week period ended September 27, 1997 as a result of the write-off of certain intangible assets and close certain of its facilities at the end of the 1996 fiscal year.

         Income (Loss) from Operations. The Company recorded a loss from operations of $(1.7) million for the thirteen-week period ended September 27, 1997, or (1.4)% of revenues, compared to a loss of $(25.6) million for the thirteen-week period ended September 28, 1996, or (16.4)% of revenues.

         The decrease in losses from operations was the result of the Company's continued plan to decrease circulation by focusing more on its most profitable customers and on proven merchandise resulting in lower merchandise costs and reduced inventory write-offs. This operating plan has also resulted in lower selling expenses and increased response rates. Variable fulfillment costs also improved slightly in the current period as inefficiencies in the Company's Roanoke fulfillment center occurred throughout 1996. In the current period, the Company is continuing to realize lower fixed overhead costs due it its plan to reduce such costs.

         Interest Expense, Net. Interest expense, net decreased to $1.5 million for the thirteen week period ended September 27, 1997 from $2.6 million for the same period in the prior year. This expense also decreased to (1.2)% of revenues in the current year period from (1.6)% of revenues in the same period in the prior year. These decreases are mainly due to the Company maintaining lower debt levels than the prior year due to better management of its working capital. This improvement was partially offset by higher interest rates and increased amortization of debt costs related to the Company's $30 million letter of credit facility.

THIRTY NINE-WEEKS ENDED SEPTEMBER 27, 1997 COMPARED WITH THIRTY NINE-WEEKS ENDED SEPTEMBER 28, 1996

         Net Income (Loss). The Company reported a net loss of $(15.7) million or $(.09) per share for the thirty nine-week period ended September 27, 1997 compared to a net loss of $(51.6) million or $(.52) per share for the same period last year. The per share amounts were calculated based on weighted average shares outstanding of 167,906,290 and 100,365,678 for the current and prior year periods, respectively. The increase in weighted average shares outstanding is due to two $50 million rights offerings which were completed in August 1996 and June 1997, respectively.

         The decrease in net loss was primarily the result of: (i) reduced circulation to prospective customers and to customers other than core customers and increased circulation to core customers with core products which resulted in improved response rates and lower selling expenses, (ii) reduced cost of merchandise as the Company began to realize improvements in its product offerings along with a reduction in charges related to the write-off of slow moving inventory, (iii) reduced fixed overhead costs due to the Company's previously implemented cost reduction plan, (iv) improved liquidity, reduced backorder levels and improved inventory in-stock positions due to the Company's 1997 Rights Offering and (v) certain non-recurring charges incurred in the prior year period which the Company did not incur in the current period.

         Revenues. Revenues decreased 23.2% for the thirty nine-week period ended September 27, 1997 to $386.1 million from $502.5 million for the same period in 1996. Revenues generated by continuing catalogs decreased 10% to approximately $376.9 million in the current year period from $419.8 million for the prior year period. Revenues generated by discontinued catalogs decreased 89% to $9.2 million for the thirty nine-week period ended September 27, 1997. The Company circulated 195 million catalogs during the 1997 period which represented a 25% decrease from the prior year period. Continuing catalog circulation decreased from the prior year period as part of the Company's plan to more effectively target its circulation. The Company's backorders (unfilled orders) decreased 35% to $12.3 million on September 27, 1997 from $19.0 million on September 28, 1996.

         The following table summarizes the Company's revenues and the percent of total revenues, for the fiscal periods indicated, for each brand; all revenues are net of returns:

                                             THIRTY NINE-WEEKS ENDED
                      -------------------------------------------------------------------
                       SEPTEMBER 27,    SEPTEMBER 27,     SEPTEMBER 28,     SEPTEMBER 28,
                          1997              1997              1996              1996
                        REVENUES         PERCENT OF         REVENUES         PERCENT OF
                      (IN MILLIONS)    TOTAL REVENUES     (IN MILLIONS)    TOTAL REVENUES
                      -------------    --------------     -------------    --------------
Brand Group

Home Fashions -
     Mid-Market         $  115.0           29.8%             $  151.2           30.1%
     Upscale                85.3           22.1                  63.8           12.7
General Merchandise         51.4           13.3                  56.2           11.2
Women's Apparel             47.0           12.2                  59.1           11.7
Men's Apparel               44.8           11.6                  56.9           11.3
Gifts                       33.4            8.6                  32.6            6.5
                        --------          -----              --------          -----
Total Continuing           376.9           97.6                 419.8           83.5
Discontinued                 9.2            2.4                  82.7           16.5
                        --------          -----              --------          -----
Total Company           $  386.1          100.0%             $  502.5          100.0%
                        ========          =====              ========          =====


         Revenues from continuing catalogs decreased due to a planned decrease in circulation as the Company continued to implement its plan to focus on its core customers. The reduction in circulation was partially offset by an increase in response rates as the Company continued to focus more on its most productive customers. The decrease in revenues was also partially offset by an increase in circulation and average order size Home Fashions-upscale brand despite experiencing lower response rates due to increases in prospecting.

         Operating Costs and Expenses. Cost of sales and operating expenses decreased to 65.5% of revenues for the thirty nine-week period ended September 27, 1997 from 73.8% of revenues for the same period in 1996. The total expense decreased $91.3 million when the current year period was compared to the same period in the prior year. In the current thirty nine week period, the Company experienced a two percentage point decline in its cost of merchandise along with a reduction in inventory write-down charges. Operating costs and expenses have continued to be positively impacted by decreased order fulfillment costs due to the Company's previously announced cost reduction plan.

         Selling expenses decreased to 25.4% of revenues for the thirty nine-week period ended September 27, 1997 from 28.3% of revenues for the same period in the prior year. The total expense decreased $44.3 million to $97.9 million in the current year period. This expense has declined in the current period due to a decrease in continuing catalog circulation and increased customer response rates as part of the Company's plan to more effectively target its core customers.

         General and administrative expenses decreased $10.4 million to $38.0 million for the thirty-nine week period ended September 27, 1997 due to the Company's previously announced cost reduction plan. The prior year expense included approximately $ 4.3 million of non-recurring charges related to management retention and severance which did not occur in the current year period. The current period expenses have been reduced by approximately $1 million of income as a result of asset distributions made to the Company related to previously written-off investment securities. These costs increased to 9.9% of revenues in the current year period from 9.6% of revenues mainly due to the Company's planned decrease in its revenue base.

         Depreciation and amortization decreased $3.0 million to $6.3 million for the thirty nine-week period ended September 27, 1997 as a result of the Company's decision to write-off certain intangible assets and close certain of its facilities at the end of the 1996 fiscal year.

         Income (Loss) from Operations. The Company recorded a loss from operations of $(9.2) million for the thirty nine-week period ended September 27, 1997, or (2.4)% of revenues, compared to a loss of $(43.3) million for the thirty nine-week period ended September 28, 1996, or (8.6)% of revenues.

         The decreased loss from operations was the result primarily of the Company's continued plan to decrease circulation by focusing more on its most profitable customers and on proven merchandise. In the first thirty nine weeks of the current year, the Company experienced a two percentage point decline in its cost of merchandise along with a reduction in inventory charges related to slow moving inventory. These improvements are due to more efficient inventory controls resulting in a decrease in sale merchandise in the current year. This operating plan continues to result in lower selling expenses and increased response rates. Variable fulfillment costs also improved as inefficiencies in the Company's Roanoke fulfillment center occurred throughout 1996. All of these factors have contributed to an improved overall profit margin. The Company also began to realize lower costs associated with its fixed overhead cost structure due to its plan to reduce such costs.

         Interest Expense, Net. Interest expense, net decreased $.6 million to $5.8 million for the thirty nine-week period ended September 27, 1997. Throughout the current year, the Company has maintained lower debt levels than the prior year due to better management of its working capital. This improvement was partially offset by higher interest rates and increased amortization of debt costs related to the Company's $26.9 million letter of credit facility.

LIQUIDITY AND CAPITAL RESOURCES

         Working Capital. At September 27, 1997, the Company had $.9 million in cash and cash equivalents, compared to $5.2 million at December 28, 1996. Working capital and the current ratio were $30.6 million and 1.27 to 1 at September 27, 1997 versus $(1.5) million and .99 to 1 at December 28, 1996. The $26.3 million of cash used in operations in the first thirty nine weeks of 1997 was primarily used to fund operating losses and a reduction in accounts payable. The cash used in operations was provided by reductions in accounts receivable and proceeds from the 1997 Rights Offering.

         As a result of the Company's continued operating losses in 1996, the Company experienced tightened vendor credit and increased levels of debt. Order cancellation rates increased and negatively affected initial fulfillment which resulted in an increase in split shipments and higher customer inquiry calls in 1996 and the first quarter of 1997. As a result of these factors, the Company decided in late 1996 that it was necessary to obtain relief under its credit facility and to investigate an equity infusion. In December 1996, the Company closed its agreement with Richemont that provided the Company with approximately $28 million of letters of credit to replace letters of credit which were issued under the Credit Facility with Congress. Although this agreement provided the Company added liquidity, its timing, on December 19, 1996, had minimal effect on reducing back orders in 1996. Therefore these back orders carried over to the first quarter of 1997 and caused an increase in order cancellation rates in the period. When the final 1996 financial results became known to the Company, it concluded such results would have a further negative impact on the Company's ability to conduct business on normal trade terms. Therefore, the Company decided it was necessary to obtain an additional equity infusion which would restore the Company's equity base and provide the Company with additional liquidity.

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

         The 1997 Rights Offering generated gross proceeds of approximately $40 million after giving effect to the $10 million of indebtedness NAR applied to acquire its shares. The proceeds from the 1997 Rights Offering were used for working capital needs and general corporate purposes, including repayment of approximately $20 million outstanding under the Company's Credit Facility with Congress. The Company also incurred fees of approximately $3 million in relation to the 1997 Rights Offering which were paid from such gross proceeds.

         The agreement by which Richemont provided the Company with a $28 million letter of credit facility was to expire in February 1998. On October 1, 1997, the Company paid down $1 million of the underlying debt, reducing the letters of credit to approximately $26.9 million. The letters of credit carry an interest rate of 3.5% above the prime rate, currently 11.75%, payable to Richemont quarterly on amounts drawn under the letters of credit. In October 1997, Richemont agreed in principle to extend its guarantee to March 30, 1999. As consideration for this transaction, the Company will pay to Richemont a fee equal to 4% of the $26.9 million outstanding letters of credit. The extension is subject to the approval of Congress and Swiss Bank, as well as certain other conditions.

         At September 27, 1997, the Company had $12.2 million of current borrowings outstanding. This balance includes $8.1 million of term notes under the Credit Facility that were originally due in November 1997. In October 1997, Congress agreed to extend the revolving term notes to November 1998. The Company will continue to make principal payments of approximately $.1 million each month. The Company had amounts outstanding under the Credit Facility of $.9 million at September 27, 1997 and $13.7 million at December 28, 1996. As of November 6, 1997, $2.8 million of borrowings were outstanding under the Credit Facility and remaining availability was $26.2 million.

         Throughout fiscal 1997, the Company has been implementing several initiatives to strengthen financial disciplines and accountability across its catalog brands and corporate organization. These initiatives, in addition to the Company's new operating and cost reduction plan, are designed to better enable the Company to meet its operating goals for fiscal 1997 through better cash control and "bottom-line" accountability. Such initiatives have begun to show positive results across the Company's infrastructure.

         In December 1996, the Company received waivers for events of default under the Credit Facility with Congress. In addition, Congress and the Company agreed to new working capital and net worth covenants for fiscal 1997. The Company believes that the 1997 Rights Offering together with the Credit Facility covenant modifications, the extension of the letter of credit by Richemont and the extension of the due date of the Congress term loan has eased vendor/ credit concerns about the Company's viability. The Company's ability to continue to improve upon its prior year's performance and implement its business strategy is critical to maintaining adequate liquidity.

         In November 1997, the Company announced that SMALLCAP World Fund, Inc. ("SMALLCAP"), a mutual fund and substantial investor in the Company, agreed to purchase 3.7 million shares of the Company's Common Stock for an aggregate purchase price of approximately $5.2 million in a private placement.

         The Company experiences seasonality in its working capital requirements and fluctuations in the revolving Credit Facility with peak borrowing requirements normally occurring during the first and fourth quarters of the year.

         The Company is required to maintain certain financial covenants related to the Credit Facility with Congress with which the Company is in compliance at September 27, 1997.

         Operating Plan. In December 1996, the Company began an operational realignment that it believes will better enable it to capitalize on its internal strengths. The Company is continuing to move to a brand structure whereby the individual catalogs will be better able to manage their resources and capitalize on business opportunities. This plan provides for each catalog's management team to be responsible for its brand financial results, working capital requirements and business investment needs. The Company believes that this structure will result in better management of vendor relationships, inventories and working capital.

         Infrastructure Investments. The Company's plan to restructure its catalogs into distinct brands and concentrate its mailing efforts on profitable customers is expected to result in excess capacity throughout its fulfillment centers. The Company has begun the process to consolidate certain of its fulfillment operations into its new Roanoke fulfillment center in 1998. This will require a capital investment of approximately $8.0 million during 1997 and 1998, of which approximately $5.5 million will be spent during 1997.

         Based on preliminary study, the Company is not expected to have significant expenditures to modify its computer information systems enabling proper processing of transactions relating to the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Company does not expect the amounts required to expensed over the next three years to have a material effect on its financial position or results of operations. The Company is attempting to contact vendors and others on whom it relies to assure that their systems will be timely converted. However, there can be no assurance that the systems of other companies on which the Company's Systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

         Effect of Inflation and Cost Increases. The Company normally experiences increased costs of sales and operating expenses as a result of the general rate of inflation through internal cost reductions and operating efficiencies and then through selection of appropriate mail-order merchandise. The Company can adjust product mix to mitigate the effects of inflation on its overall merchandise base.

         Paper and Postage. The Company mails its catalogs and ships most of its merchandise through the United States Postal Service ("USPS"), with catalog mailing and product shipment expenses representing approximately 17% of revenues in the first thirty-nine weeks of 1997. Paper costs represented approximately 6% of revenues for the same period. The Company experienced a minimal paper price increase in the second half of 1997. The USPS announced a proposed increase in mailing rates that will take effect in mid-1998. The Company is currently investigating ways to mitigate the effects of these expected increases. There is no assurance that the Company will successfully develop any such plan.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

NONE.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         On July 10, 1997, the Company held its 1997 Annual Meeting of Shareholders. The matters acted upon at the meeting were:

         (1) The election of all 12 members of the Board of Directors, including Ralph Destino, J. David Hakman, Rakesh K. Kaul, S. Lee Kling, Theodore H. Kruttschnitt, Elizabeth Valk Long, Edmund R. Manwell, Shailesh J. Mehta, Jan P. du Plessis, Alan G. Quash, Howard M.S. Tanner and Robert F. Wright, to serve until the 1998 Annual Meeting of Shareholders (and until their successors have been duly elected and qualified), with a minimum vote for each director of 142,058,933 shares in favor, 634,060 shares against and no shares abstaining; and

         (2) The ratification and approval of the amendment to the Company's 1996 Stock Option Plan to provide that under such plan options may not be granted to any employee covering more than 500,000 shares of Common Stock (rather than 250,000 shares) during any 12-month period, with 135,749,721 shares in favor, 6,569,495 shares against and 424,975 shares abstaining; and

         (3) The ratification and approval of the amendment to the Company's Certificate of Incorporation increasing the number of shares of Common Stock which the Company shall have the authority to issue from 150,000,000 to 225,000,000, with 141,891,968 shares in favor,
             440,624 shares against and 411,599 shares abstaining; and

         (4) The ratification and approval of the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 27, 1997, with 142,152,020 shares in favor, 218,411 share against and 373,760 shares abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits

 3 (ii)  By-laws of the Company, as amended

11       Computation of Earnings (Loss) Per Share.

27       Financial Data Schedule (EDGAR filing only).

(b)Reports on Form 8-K


NONE.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





HANOVER DIRECT, INC.

Registrant



By: /s/ Larry  J. Svoboda
-------------------------
         Larry J. Svoboda

         Senior Vice-President and Chief Financial Officer



         (on behalf of the Registrant and as principal financial officer)





         November 11, 1997

                                EXHIBIT INDEX
                                -------------

         Exhibit No.                Description
         -----------                -----------

             3 (ii)    - By-laws of the Company, as amended

            11         - Computation of Earnings (Loss) Per Share.

            27         - Financial Data Schedule (EDGAR filing only).