Form 10-K405
period 1997-12-31
HANOVER DIRECT INC
filed 1998-03-27
CIK 320333

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 27, 1997

                         COMMISSION FILE NUMBER 1-12082

                              HANOVER DIRECT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                        13-0853260
(STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

 1500 HARBOR BOULEVARD WEEHAWKEN, NEW JERSEY                  07087
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


                                 (201) 863-7300)
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:

                                                    NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                         ON WHICH REGISTERED

  COMMON STOCK, $.66-2/3 PAR VALUE                 AMERICAN STOCK EXCHANGE

         Securities to be registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 20, 1998, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $193,819,807 (based on the closing price of the Common Stock on the American Stock Exchange on March 20, 1998).

         As of March 20, 1998, the registrant had 203,800,569 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A is incorporated into items 10, 11, 12 and 13 of Part III of this Form 10-K.

                                    P A R T I

ITEM 1. BUSINESS

GENERAL

         Hanover Direct, Inc. (the "Company") is a leading specialty direct marketer with a diverse branded portfolio of home fashions, general merchandise, men's and women's apparel and gift catalogs delivered via direct mail and electronic commerce. In December 1996, the Company regrouped its catalog titles so that all significant decisions, including those regarding market positioning and strategy, merchandising, circulation levels, catalog design, inventory management and cash management, are made by management of each of six brand groups -- Home Fashions - Mid-Market brands, Home Fashions-Upscale brands, General Merchandise brands, Women's Apparel brands, Men's Apparel brands and Gift brand groups each consisting of one or more catalog titles. All of these brand groups have continued to utilize the Company's common systems platform and central purchasing, telemarketing, fulfillment, distribution and administrative functions.

         The Company's Home Fashions-Mid-Market brands includes Domestications(R), a leading specialty home fashions catalog. The Home Fashions-Upscale brands includes The Company Store(R), a direct marketer of upscale home fashions focusing on high quality down comforters and other down and related products for the home including sheets and towels, and Kitchen & Home(R), an upscale kitchen and home product catalog. The General Merchandise brands includes Improvements(R), a do-it-yourself home improvements catalog, The Safety Zone(R), a direct marketer of safety, prevention and protection products, and Colonial Garden Kitchens(R), featuring work saving and lifestyle enhancing items for the kitchen and home. The Women's Apparel brands includes Silhouettes(R), featuring everyday, workout, special occasion and career fashions for larger sized women, and Tweeds(R), the European-inspired women's fashion catalog. The Men's Apparel brands includes International Male(R), offering unique men's fashions with an international flair, Austad's(R), a direct marketer of golf equipment, apparel and accessories, and Undergear(R), a leader in activewear, workout wear and fashion underwear for men. The Gift brands includes Gump's By Mail(R), a leading upscale catalog of jewelry and luxury gifts, and Gump's, the well known retail store based in San Francisco.

         The Company reviews its portfolio of catalogs as well as new opportunities to acquire or develop catalogs from time to time. No catalogs were discontinued during the 1996 or 1997 fiscal years.

         During 1997, the Company mailed approximately 244 million catalogs. The Company maintains a proprietary customer list currently containing approximately 12 million names of customers (down from approximately 14 million names in 1996 and 18 million in 1995) who have made purchases from at least one of the Company's catalogs within the past 36 months. Over 4 million of the names on the list represent customers who have made purchases from at least one of the Company's catalogs within the last 12 months (down from approximately 6 million names in 1996 and 7 million in 1995).

         In December 1996, the Company announced a plan to reduce its annual operating costs on continuing catalogs by approximately $50 million starting January 1, 1997. Actual cost savings under this plan were in excess of $60 million in 1997.

         The Company is incorporated in Delaware with its principal executive office at 1500 Harbor Boulevard, Weehawken, New Jersey 07087. The Company's telephone number is (201) 863-7300. Richemont Finance S.A. ("Richemont Finance"), a Luxembourg public company, owns approximately 20.3% of the Company's common stock on a fully diluted basis. Richemont Finance is an affiliate of Compagnie Financiere Richemont, A.G., a Swiss public company engaged in luxury goods, tobacco and other business ("Richemont"). NAR Group Limited, a British Virgin Islands corporation (together with its affiliates, "NAR"), owns approximately 46.5% of the Company's common stock on a fully diluted basis. NAR, a private investment holding company, is a joint venture between the family of Alan G. Quasha, a Director and the Chairman of the Board of the Company, and Richemont. The Company is a successor in interest to The

Horn & Hardart Company, a restaurant company founded in 1911, and Hanover House Industries, Inc., founded in 1934.

THE COMPANY'S CATALOGS

         Each of the Company's specialty catalogs targets distinct market segments offering a focused assortment of merchandise designed to meet the needs and preferences of its target customers. Through market research and ongoing testing of new products and concepts, each brand group determines each catalog's own merchandise strategy, including the appropriate price points, mailing plans and presentation of its products. The Company is continuing its development of exclusive or private label products for a number of its catalogs, including Domestications, Tweeds, Austad's, The Company Store and Improvements, to further enhance the brand identity of the catalogs.

         The Company's specialty catalogs typically range in size from 32 to 132 pages with six to 12 new editions per year depending on the seasonality and fashion content of the products offered. Each edition may be mailed several times each season with variations in format and content. Each catalog employs the services of an outside creative agency or has its own creative staff which is responsible for the design, layout, copy, feel and theme of the book. Generally, the initial sourcing of new merchandise for a catalog begins two to six months before the catalog is mailed.

         The following is a description of the Company's core catalogs in each of the Company's six brand groups:

         Home Fashions - Mid-Market Brands:

         Domestications is a leading specialty home fashions catalog and a fashion decorating source book for today's value-oriented and style-conscious consumer. Domestications features sheets, towels, comforters, tablecloths, draperies and other items for the home, and offers coordinated decorating ideas for the home at value prices.

         Home Fashions-Upscale Brands:

         The Company Store is an upscale direct marketer of home fashions focusing on high quality down comforters and other down and related products for the home including sheets and towels. The Company Store also features designer brand name sheets, towels and other bedding accessories.

         Kitchen & Home features distinctive and highly functional kitchen and home products for entertaining and decorating.

         General Merchandise Brands:

         Improvements is a leading do-it-yourself home improvement catalog featuring home improvement accessories.

         The Safety Zone is a direct marketer of safety, protection and prevention products.

         Colonial Garden Kitchens features work saving and lifestyle enhancing items for the kitchen and home.

         Women's Apparel Brands:

         Silhouettes is a leading fashion authority for larger sized women specializing in casual, career and special occasion apparel for this customer's lifestyle needs.

         Tweeds is a European inspired women's fashion catalog featuring stylish, updated apparel uniquely designed specifically for the Tweeds customer, emphasizing the varied busy lifestyle.

         Men's Apparel Brands:

         International Male is an authority for unique men's fashion with an international flair.

         Undergear is a leader in activewear, workout wear and fashion underwear for men.

         Austad's is a direct marketer of golf equipment and related apparel and accessories.

         Gift Brands:

         Gump's By Mail is a leading upscale catalog marketer of jewelry, luxury gifts, specialized housewares and other unique items.

         Gump's is the well-known San Francisco retailer.

MARKETING AND DATABASE MANAGEMENT

         The Company maintains a proprietary customer list currently containing approximately 12 million names of customers who have purchased from one of the Company's catalogs within the past 36 months. The list contains name, gender, residence and historical transaction data. This database is selectively enhanced with demographic, socioeconomic, lifestyle and purchase behavior overlays from other sources.

         The Company utilizes modeling and segmentation analysis, on a catalog by catalog basis, to devise catalog marketing and circulation strategies that are intended to maximize customer contribution by catalog. This analysis is the basis for the Company's determination of which of the Company's catalogs will be mailed and how frequently to a particular customer, as well as the promotional incentive content of the catalog(s) such customer receives. As part of its plan for the reduction of annual operating costs, the Company reduced catalog circulation in 1997 in an effort to improve customer retention and target segmentation.

         The primary source of new customers for the Company's catalogs is lists rented from other mailers and compilers. Prior to mailing these lists, the lists are edited using statistical segmentation tools to enhance their probable performance. Other sources of new customers include not only traditional print space advertisements and promotional inserts in outbound merchandise packages, but also Internet Web site space advertisements for catalog requests, placed on both the Company's proprietary sites and third party sites, and visitors to the Company's proprietary Internet Web sites for all of its catalogs, as well as third party Internet Web sites on which some catalogs advertise their merchandise. In addition, many of the catalogs participate in a consortium database of catalog buyers whereby new customers are obtained by the periodic submission of desired customer buying behavior and interests to the consortium and the subsequent rental of non-duplicative names from the consortium.

         The Company maintains an active presence on the Internet by having a commerce-enabled Web site for each one of its catalogs which offers its merchandise, takes catalog requests, and accepts orders for not only Web site merchandise but also from any print catalog already mailed. The Company also utilizes commissionable marketing opportunities available to it by posting its catalog merchandise and accepting orders on third party Web sites.

         The Company is about to enter the evolving field of direct response television marketing, having taken advantage of the opportunity to offer a particular catalog's merchandise on a 24-hour television shopping channel and long-form television programming. In addition, the Company has entered into an agreement to post some of its catalogs' merchandise offerings on electronic marketing channels which are not directed to residences but to airport lounges, hotel room and airplane electronic networks.

TELEMARKETING

         The Company receives approximately 80% of its orders through its toll-free telephone service which offers customer access seven days per week, 24 hours per day. The Company has created a telephone network to link its three primary telemarketing facilities in Hanover, Pennsylvania, LaCrosse, Wisconsin and San Diego, California. The Company's telemarketing facilities utilize state-of-the-art telephone switching equipment which enables the Company to route calls between telemarketing centers and thus provide prompt customer service. The Company handled approximately 11 million telephone order and customer service calls in 1997. As part of its December 1996 plan to reduce operating costs, the Company shut down its telemarketing capacity in its Roanoke, Virginia facility in February 1997. In the first quarter of 1997, the Company entered into a call center services agreement with MCI Communications Corp. which resulted in significant cost savings for such services. See "Purchasing."

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

DISTRIBUTION

         The Company presently operates three distribution centers in three principal locations: one in Roanoke, Virginia for home fashions, general merchandise and apparel, one in Hanover, Pennsylvania for general merchandise including giftware and other hardgoods, and one in LaCrosse, Wisconsin for home fashions. The Company's facilities processed approximately 8.6 million packages in 1997. As part of its plan to reduce annual operating costs, the Company developed a plan to consolidate its apparel operations in Roanoke, VA and its Hanover, PA fulfillment operations into its home fashions distribution center in Roanoke, VA. The apparel operations and two of the six catalogs located in Hanover, PA were consolidated into the Roanoke home fashions distribution center in the second half of 1997. The other four catalogs are expected to be consolidated into the Roanoke home fashions distribution center by the end of 1998.

         The Company mails it catalogs through the United States Postal Service ("USPS") utilizing pre-sort, bulk mail and other discounts. Most of the Company's packages are shipped through the USPS. Overall, catalog mailing and package shipping costs approximated 14% of the Company's net revenues in 1997. The Company obtains rate discounts from the USPS by automatically weighing each parcel and sorting and trucking packages to a number of USPS drop points throughout the country. Some packages are shipped using a consolidator for less frequently used drop points. The USPS announced a proposed increase in mailing rates that will take effect in mid-1998. The Company is currently investigating ways to mitigate the effects of these expected increases. If the Company does not successfully develop any such plan, it may have a material adverse effect on its results of operations. The Company also utilizes United Parcel Service, Federal Express and other delivery services. On August 4, 1997, United Parcel Service went on strike for 16 days. This strike did not have a material effect on the Company's ability to conduct its business during this time. United Parcel Service raised its rates for domestic deliveries by 3.6% for ground rates and 3.3% for air rates effective February 7, 1998. The Company expects its actual United Parcel Service costs to exceed the stated percentage increases and is investigating alternatives to minimize this impact. The Company does not expect the increase to have a material adverse effect on its results of operations.

PURCHASING

         The Company's large sales volume permits it to achieve a variety of purchasing efficiencies, including the ability to obtain prices and terms that are more favorable than those available to smaller companies or than would be available to the Company's individual catalogs were they to operate independently. Major goods and services used by the Company are purchased or leased from selected suppliers by its central buying staff. These goods and services include: paper, catalog printing and printing related services such as order forms and color separations, communication systems including telephone time and switching devices, packaging materials, expedited delivery services, computers and associated network software and hardware.

         The Company's telephone telemarketing costs (both inbound and outbound calls) are typically contracted for a three-year period. In the first quarter of 1997, the Company entered into a three-year call center services agreement with MCI Communications Corp. under which it obtained a material reduction in the rate which it had been paying pursuant to its then current telecommunications contract and savings with respect to certain database services which are provided to it. In that connection, the Company agreed to guarantee certain levels of call volume and the Company anticipates it will meet such targets for the first performance period. See "Telemarketing."

         The Company generally enters into annual arrangements for paper and printing with a limited number of suppliers. These arrangements permit periodic price increases or decreases based on prevailing market conditions, changes in supplier costs and continuous productivity improvements. For 1997, paper costs approximated 6% of the Company's net revenues. The Company experienced substantial paper price increases in 1997. In spite of these increased paper prices, the Company was able to reduce its paper costs by 2% as a percentage of net revenues versus 1996 as a result of more targeted circulation strategies. The Company anticipates that any paper price increase in 1998 will not have a significant impact on its cost structure.

MANAGEMENT INFORMATION SYSTEMS

         The Company has successfully converted all catalogs to the integrated mail order and catalog system operating on the mid-range computer systems. Additionally, there is only one remaining fulfillment center to be migrated to the newly developed warehouse management system. The migration of the Company's business applications to mid-range computers was an important part of the Company's overall systems plan which defined the long-term systems and computing strategy for the Company. The Company modified and installed, on a catalog by catalog basis, these new integrated systems for use in managing all phases of the Company's operations. These systems have been designed to meet the Company's requirements as a high volume publisher of multiple catalogs. The Company is continuing to devote resources to improving its systems.

         The new software system is an on-line, real-time system which includes order processing, fulfillment, inventory management, list management and reporting. The software provides the Company with a flexible system that offers data manipulation and in-depth reporting capabilities. The new management information systems are designed to permit the Company to achieve substantial improvements in the way its financial, merchandising, inventory, telemarketing, fulfillment and accounting functions are performed. Two catalogs were brought onto the Company's common systems platform in 1994. The Company brought eight additional catalogs onto the Company's common systems platform in 1995, one in 1996 and the balance of the catalogs onto the Company's common systems platform in 1997. As of December 27, 1997, the Company had invested approximately $18.1 million of capitalized costs in such systems and anticipates capital expenditures of approximately $.5 million to complete the conversion.

         Based on its preliminary study, the Company does not expect to have significant expenditures to modify its computer information systems enabling proper processing of transactions relating to the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems. The Company does not expect the amounts required to be expensed over the next two years related to the year 2000 modifications to have a material effect on its financial position or results of operations. The Company is attempting to contact vendors and others on whom it relies to assure that their systems will be timely converted. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

CREDIT MANAGEMENT

         Several of the Company's catalogs, including Domestications, International Male and Gump's by Mail, offer their own private label credit cards. The Company has a five year $75 million credit facility with General Electric Credit Corporation ("GECC") expiring in the year 2000 which provides for the sale and servicing of accounts receivable originating from the Company's revolving credit cards. GECC's servicing responsibilities include credit processing, collections, billing/payment processing, reporting and credit card issuance. The Company is required to maintain certain financial covenants related to this agreement which the Company failed to maintain, but has received a waiver for the event of default at December 27, 1997.

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

         The Company acquires products for resale in its catalogs from numerous domestic and foreign vendors. No single source supplied more than 5% of the Company's products in 1997. The Company's vendors are selected based on their ability to reliably meet the Company's production and quality requirements, as well as their financial strength and willingness to meet the Company's needs on an ongoing basis.

SEARS

         In January 1994, the Company entered into a licensing agreement (the "Sears Agreement") with the direct marketing subsidiary of Sears Roebuck and Co. ("Sears") to produce specialty catalogs for customers of the discontinued Sears catalog. The Sears Agreement was terminated by Sears in December 1996 and no catalogs were mailed by the Company in 1997. The termination of the Sears Agreement did not have a material impact on the Company's earnings for 1997. Warrants to purchase Common Stock in 1998 and 1999 conditional upon the business meeting certain criteria will not be exercisable due to the termination of the Sears Agreement.

FINANCING

         Credit Facility. In November 1995, the Company entered into a $75 million secured credit facility (the "Credit Facility") with Congress Financial Corporation ("Congress") consisting of a three-year revolving line of credit of up to $65 million and two two-year term loans aggregating $10 million. The revolving facility carries an interest rate of 1.25% above prime and the term loan carries an interest rate of 1.5% above prime. The Credit Facility is secured by all assets of the Company other than certain receivables. At December 27, 1997, the Company had no outstanding borrowings under the revolving credit facility (excluding approximately $3.0 million of documentary and standby letters of credit) and approximately $7.9 million outstanding under the term loans, which were originally due November 1997 and were extended to November 1998. Remaining availability under the Congress facility was $29.0 million at December 27, 1997. Under the Credit Facility, the Company is required to comply with certain restrictive debt covenants including maintaining minimum levels of net worth and working capital. In December 1996, the minimum net worth covenant was lowered to $70 million. On March 26, 1997, Congress agreed to waive certain defaults and further reduce the working capital and net worth covenants for fiscal 1997 as follows:

WORKING CAPITAL (AS DEFINED) IN THE CREDIT
FACILITY                                         AMOUNT
---------------                              --------------
January through May 1997                     $  (5,000,000)
June through November 1997                   $           0
December 1997 and thereafter                 $ (10,000,000)

NET WORTH                                        AMOUNT
---------                                    --------------
January through May 1997                     $  14,000,000
June 1997 and thereafter                     $  21,500,000


Congress also agreed at that time to amend the covenant relating to material adverse changes so that measurement thereunder would commence from December 28, 1996. The amount that can be borrowed under the Congress Facility is based on percentages of acceptable inventory and accounts receivable as reported to Congress from time to time. Congress began lowering the advance rate for inventories in November 1996 and continued to reduce it until a new inventory appraisal was completed in March 1997. The advance rate remained the same through the balance of 1997. In November 1997, a new inventory appraisal was completed and negotiations for the refinancing of the Revolving Credit Facility commenced. Under the terms of the re-negotiated Credit Facility, effective March 1998, the inventory advance rate will be increased at this time and the facility will be extended to January 31, 2001.

         In September 1996, IMR (an affiliate of NAR) loaned the Company $10 million as evidenced by a subordinated promissory note in the amount of $10 million (the "IMR Promissory Note"). Such loan bore interest at prime plus 1 1/2%, was due on November 14, 1996 and, if it was not repaid before May 15, 1997, was convertible at the option of NAR into shares of Common Stock at the lower of the fair market value thereof on the date of execution or the then current fair market value thereof. The IMR Promissory Note was subordinate to the Credit Facility and excluded from the working capital covenant calculation. NAR applied this $10 million note to acquire $10 million of the Company's Common Stock in the 1997 Rights Offering (see "1997 Rights Offering").

         In December 1996, the Company finalized its agreement (the "Reimbursement Agreement") with Richemont Finance S.A. ("Richemont") that provided the Company with up to approximately $28 million of letters of credit through Swiss Bank Corporation, New York Branch. The three letters of credit, which were to expire on February 18, 1998, carry an interest rate of 3.5% above the prime rate, currently 12.0%, payable to Richemont quarterly on amounts drawn under the letters of credit. The Company also agreed to pay a facility fee equal to 5% of the principal amount of the letters of credit as well as all other fees incurred in connection with providing the facility. In the event that the Company has not paid in full, by the expiration date, any outstanding balances under the letters of credit, Richemont shall have the option, exercisable at any time prior to payment in full of all amounts outstanding under the letters of credit to convert such amount into Common Stock of the Company at the mean of the bid and ask prices of the Company's Common Stock on November 8, 1996, or the mean of the bid and ask prices of the Company's Common Stock on each of the thirty days immediately prior to the date of exercise of the conversion privilege. The Reimbursement Agreement is subordinate to the Credit Facility. On December 5, 1996, Richemont advanced the Company $10 million against the anticipated $28 million line of credit. The Company repaid the $10 million loan after the letter of credit agreement was in place on December 19, 1996. In November 1997, Richemont Finance definitively agreed to extend its guarantee under the Reimbursement Agreement to March 30, 1999. As consideration for this transaction, the Company agreed to pay to Richemont Finance a fee of 4% of the principal amount of each letter of credit aggregating $1,073,483.28. The extension required the approval of Congress and Swiss Bank which approvals were obtained in February 1998, and was subject to certain other conditions. On February 18, 1998, the extension of the Richemont guarantee and the closing of this transaction were consummated. Accordingly, the expiration dates of two of the letters of credit were extended through March 30, 1999, and the letters of credit were amended to reflect the assignment of all obligations thereon from Swiss Bank, New York Branch to Swiss Bank, Stamford Branch. A substitute letter of credit having an expiration date of March 30, 1999 was issued to replace the third letter of credit.

         1997 Rights Offering. The Company commenced a $50 million rights offering (the "1997 Rights Offering") on April 29, 1997. Holders of record of the Company's Common Stock, par value $.66-2/3 per share (the "Common Stock"), and Series B Convertible Additional Preferred Stock, par value $.01 and stated value $10.00 per share (the "Series B Preferred"), as of April 28, 1997, the record date, were eligible to participate in the 1997 Rights Offering. The rights were exercisable at a price of $.90 per share. Shareholders received .38 rights for each share of Common Stock held and .57 rights for each share of Series B Preferred held as of the record date. The 1997 Rights Offering expired on May 30, 1997, with 55,654,623 rights to purchase shares exercised, and it closed on June 6, 1997.

         Richemont Finance entered into a standby purchase agreement (the "Richemont Standby Purchase Agreement") to purchase all shares not subscribed to by shareholders of record at the subscription price. Richemont Finance purchased 40,687,970 shares in the 1997 Rights Offering and, as a result, then owned approximately 20.3% of the Company. The Company paid in cash, from the proceeds of the 1997 Rights Offering, to Richemont Finance on the closing date approximately $1.8 million which represented an amount equal to 1% of the aggregate offering price of the aggregate number of shares issuable upon closing of the 1997 Rights Offering other than with respect to the shares of Common Stock held by NAR or its affiliates plus an amount equal to one-half of one percent of the aggregate number of shares acquired by NAR upon exercise of their rights (Standby Fee) plus an amount equal to 4% of the aggregate offering price in respect to all unsubscribed shares (Take-Up Fee). In connection with the entering of the Richemont Standby Purchase Agreement, the Company named two Richemont representatives, Messrs. Jan P. du Plessis and Howard M.S. Tanner, to its Board of Directors (the "Board") and nominated a third representative to become a member of the Board, Mr. Shailesh J. Mehta, at the 1997 Annual Meeting of Shareholders. Messrs. du Plessis and Tanner filled positions vacated by the resignations of Geraldine Stutz and Jeffery R. Laikind. Mr. Mehta was nominated and elected to the Board in 1997 to fill a newly created Board position. In addition, Messrs. du Plessis and Tanner were named to the Audit, Executive and Stock Option & Executive Compensation Committees of the Board.

         On April 26, 1997, NAR irrevocably agreed with the Company, subject to and upon the consummation of the 1997 Rights Offering, to exercise certain of the rights distributed to it for the purchase of 11,111,111 shares of Common Stock that had an aggregate purchase price of approximately $10 million. NAR agreed to pay for and the Company agreed to accept as payment for the exercise of such rights the surrender by NAR of the principal amount due under a subordinated promissory note dated September 1996 due by the Company to Intercontinental Mining & Resources Incorporated, an affiliate of NAR ("IMR"), in the principal amount of $10 million the ("IMR Promissory Note") and cancellation thereof.

         In order to facilitate vendor shipments and to permit the commencement of the Company's plan to consolidate certain of its warehouse facilities, Richemont Finance advanced $30 million as of April 23, 1997 against its commitment to purchase all of the unsubscribed shares pursuant to the Richemont Standby Purchase Agreement. The Company then executed a subordinated promissory note in the amount of $30 million to evidence this indebtedness (the "Richemont Promissory Note") which was repaid out of the proceeds of the 1997 Rights Offering.

         The Company issued 55,654,623 shares as a result of the 1997 Rights Offering which generated gross cash proceeds of approximately $40 million (after giving effect to the acquisition and exercise by NAR of rights having an aggregate purchase price of $10 million which were paid for by the surrender and cancellation of the IMR Promissory Note). The proceeds of the 1997 Rights Offering were used by the Company: (i) to repay the $30 million principal amount outstanding under the Richemont Promissory Note, and (ii) for working capital and general corporate purposes including repayment of amounts outstanding under the Credit Facility with Congress.

         Additional Investments. In November 1997, SMALLCAP World Fund, Inc. ("SMALLCAP"), a mutual fund and substantial investor in the Company, agreed to purchase 3.7 million shares of the Company's Common Stock at $1.41 per share for an aggregate purchase price of approximately $5.2 million in a private placement. This transaction was consummated on November 6, 1997. These shares are restricted and have not been registered under the Securities Act of 1933, as amended. The Company also entered into a registration rights agreement with SMALLCAP that calls for the Company to use its best efforts to effect the registration of such shares as soon as practicable after April 1, 1998 and has granted certain piggyback registration rights. The Company may delay such registration for a period of not more that ninety calendar days if, in the reasonable judgment of the Board, such filing is not in the best interests of the Company at such time. Such registration is to be effected by preparation and filing by the Company with the Securities and Exchange Commission of a registration statement on Form S-3. The Company is to pay all expenses in connection with the registration of such shares.

EMPLOYEES

         The Company currently employs approximately 2,700 persons on a full time basis and approximately 400 persons on a part time basis. In accordance with a cost savings plan announced in December 1996, the Company eliminated 400 positions in 1997. Approximately 200 employees at one of the Company's subsidiaries are represented by a union. The Company believes its relations with its employees are good.

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

         The Company is maintaining an active commerce-enabled Internet Web site presence for all of its catalogs. A substantial number of each of the Company's catalog competitors maintain an active commerce-enabled Internet Web site presence as well. Sales from the Internet for

Web site merchandisers have grown in 1997. The Company believes strongly in the future of the Internet and online commerce and has adjusted its marketing focus, resources, and manpower to that end. However, there can be no assurance that the Company will be successful in these endeavors.

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

ITEM 2. PROPERTIES

         The Company's corporate headquarters are located in a modern
85,000 square-foot office in Weehawken, New Jersey. The facility houses merchandising and marketing personnel, catalog production personnel and corporate and administrative offices. The Weehawken facility is leased for a 15-year term expiring in 2005. The Company has subleased a portion of these premises effective April 1998 as part of its plan to further reduce costs. In addition to this office facility, the Company leases administrative facilities for men's apparel in San Diego, California, maintains 15,000 square feet of administrative facilities for the Gump's retail business in its store facility in San Francisco, California discussed below and maintains administrative facilities for the Improvements business in Beachwood, Ohio.

         The Company currently operates three warehouses and fulfillment facilities in three principal locations: one in Roanoke, Virginia for home fashions, apparel and general merchandise, one in Hanover, Pennsylvania for hardgoods, including sporting goods and giftware, and one in LaCrosse, Wisconsin for upscale home fashions. The Company also leased a warehouse facility of 433,000 square feet in Hanover, Pennsylvania which lease expired in May 1997.

         In Roanoke, Virginia, the Company owns a 530,000 square-foot home fashions distribution center. The facility became operational in the second half of 1995 and handled all of Domestications' fulfillment processing. As a result of the Company's cost reduction plan, the Company transferred during 1997 the fulfillment functions for two of the six catalogs previously fulfilled from the Hanover, Pennsylvania distribution facility as well as all the fulfillment functions handled by the now closed apparel distribution facility located in Roanoke, Virginia to the home fashions distribution center in Roanoke, Virginia. See "Distribution." The apparel distribution center in Roanoke, Virginia is a 175,000 square-foot facility which the Company leases from a partnership in which it owns a 50% interest. The Company and the partnership are currently looking for a sublessee for this now empty facility.

         In Hanover, Pennsylvania, the Company owns a distribution center of approximately 265,000 square feet which handles hardgoods, including sporting goods and giftware. Two of the six catalogs previously serviced by such facility were consolidated with and into the home fashions distribution center in Roanoke, Virginia in 1997 and the remaining four catalogs are expected to be consolidated with and into the Roanoke home fashions distribution center by the end of 1998. During 1998, the Company intends to use the distribution center for third-party fulfillment and processing. The Company currently intends to vacate this facility in fiscal 1998.

         In LaCrosse, Wisconsin, the Company leases a warehouse and fulfillment center of 185,000 square feet under a short-term lease. The Company also owns a 150,000 square-foot home fashions manufacturing and assembly facility and a 58,000 square-foot telemarketing and customer service facility in LaCrosse, Wisconsin.

         In addition to the LaCrosse, Wisconsin facility, the Company utilizes portions of facilities in San Diego, California and Hanover, Pennsylvania as telemarketing and customer service facilities. Specifically, in Hanover, Pennsylvania, the Company leases a telemarketing and administrative office facility of 123,000 square feet. Renewal terms on the telemarketing center extend through 2009.

         The Company's principal retail operations consist of the Gump's retail store, which occupies approximately 38,600 square feet in a building in downtown San Francisco, California which is leased pursuant to a 15-year lease expiring in the year 2010 with two successive five-year renewal options.
A portion of the Gump's facility, consisting of approximately 30,000 square feet, is subleased and a portion, consisting of approximately 18,800 square feet, is used for administrative offices. The Company also operates and leases 10 other retail and outlet stores at various locations.

         The Company leases premises in Edgewater, New Jersey which it vacated in 1995. The Company has sublet a portion of the Edgewater facility and is actively seeking to sub-lease the remainder. The Company sold its interest in a Cleveland facility in May 1997.

                                                                            APPROXIMATE
LOCATION(a)                                   STATUS                      SQUARE FOOTAGE
--------------------------------------     ------------                   --------------
WAREHOUSE AND FULFILLMENT CENTERS:
Roanoke, VA                                       Owned                       530,000
Hanover, PA                                      Leased                       433,000(b)
Hanover, PA                                Leased/Owned                       265,000
LaCrosse, WI                                     Leased                       185,000

CORPORATE AND ADMINISTRATIVE OFFICES:
Weehawken, NJ                                    Leased                        85,000(c)
San Diego, CA                                    Leased                        30,000(d)
San Francisco, CA                                Leased                        18,800(e)
Beachwood, OH                                    Leased                         7,740

TELEMARKETING AND CUSTOMER SERVICE:
Hanover, PA                                      Leased                       123,000
LaCrosse, WI                                      Owned                        58,000
San Diego, CA                                    Leased                        30,000(d)

RETAIL STORES:
Carlsbad, CA                                     Leased                         3,455
San Francisco, CA                                Leased                        38,600(e)
San Diego, CA                                    Leased                         3,800
West Hollywood, CA                               Leased                         3,600
Tysons Corner, VA                                Leased                         1,700
Mayfield Heights, OH                             Leased                         3,750
Hanover, PA                                      Leased                        24,000
Kenosha, WI                                      Leased                         4,708
LaCrosse, WI                                     Leased                        13,326
Madison, WI                                      Leased                         5,206
Oshkosh, WI                                      Leased                         2,000

MANUFACTURING AND ASSEMBLY:
LaCrosse, WI                                      Owned                       150,000



(a) Does not include the leased Roanoke, Virginia facility (closed 1997 in conjunction with the consolidation of the Company's warehouse facilities) or Edgewater, New Jersey (closed 1995).

(b)      Lease ended in May 1997.

(c) After sublease of approximately 20,000 square feet to an outside tenant effective April, 1998, approximate square footage will be reduced to 65,000 square feet of office space.

(d) Telemarketing and corporate/administrative functions are all located and performed at the one facility. Square footage stated represents the entire facility.

(e) Retail and office space are all located at the one facility. Square footage stated represents allocations to corporate/administrative, retail and retail storage space.

ITEM 3. LEGAL PROCEEDINGS

         The Company is involved in various routine lawsuits of a nature which are deemed customary and incidental to its businesses. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on the Company's financial position or results of operations.

         On August 14, 1996, People's Bank brought an action in United States District Court for the District of Connecticut, Civil Action No. 396CV01572, against the Company alleging breach of contract and requesting $20,000,000 in damages. The matter was settled in January 1998 by payment of $150,000 without admission of wrongdoing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                   P A R T II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock is traded on the American Stock Exchange (Symbol:
HNV). The following table sets forth, for the periods shown, the high and low sale prices of the Common Stock reported on the American Stock Exchange Composite Tape.

                                    HIGH                          LOW
                                  --------                      -------
1996
 First Quarter                    $1-13/16                      $1-1/8
 Second Quarter                    2                             1-1/8
 Third Quarter                     1-5/8                           7/8
 Fourth Quarter                    1                               5/8
1997
 First Quarter                     1-1/8                           5/8
 Second Quarter                    1-1/8                           5/8
 Third Quarter                     1-11/16                       1-1/16
 Fourth Quarter                    3                             1-1/4


         The Company is restricted from paying dividends on its Common Stock or from acquiring its capital stock by certain debt covenants contained in agreements to which the Company is a party.

         As of March 11, 1998, there were approximately 4,440 holders of record of Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

--------------------------------------------------------------------------------------------------------------------------------
The following table presents selected financial data for each of the years indicated:
(in thousands, except share and per share data)        1993             1994             1995             1996             1997
--------------------------------------------------------------------------------------------------------------------------------
 INCOME STATEMENT DATA:
    Revenues                                  $     642,511    $     768,884    $     749,767    $     700,314    $     557,638
    Special charges                                      --               --            1,563           36,724           (2,209)
    Depreciation and amortization                     3,279            6,157            9,020           12,192            8,227
    Operating (loss) income                          19,076           15,975          (22,619)         (94,497)          (1,849)
    Interest expense, net                             2,757            2,813            4,531            8,398            8,028
    Income (loss) before extraordinary items         17,337           14,838          (28,153)        (103,895)         (10,876)
    Extraordinary items                                  --               --           (1,837)          (1,134)              --
--------------------------------------------------------------------------------------------------------------------------------
    Net income (loss)                                17,337           14,838          (29,990)        (105,029)         (10,876)
    Preferred stock dividends                        (4,093)            (135)            (240)            (225)            (190)
--------------------------------------------------------------------------------------------------------------------------------
    Net income (loss) applicable to
    common stockholders                       $      13,244    $      14,703    $     (30,230)   $    (105,254)   $     (11,066)
--------------------------------------------------------------------------------------------------------------------------------

    EBITDA (earnings before interest,
      taxes, depreciation and amortization)   $      22,355    $      22,132    $     (13,599)   $     (82,305)   $       6,378

    EBITDA before special charges             $      22,355    $      22,132    $     (12,036)   $     (45,581)   $       4,169
--------------------------------------------------------------------------------------------------------------------------------
 PER SHARE:
    Income (loss) before extraordinary items  $         .17    $         .16    $        (.30)   $        (.93)   $        (.06)
    Extraordinary items                                  --               --             (.02)            (.01)              --
--------------------------------------------------------------------------------------------------------------------------------
    Net income (loss) - basic and diluted     $         .17    $         .16    $        (.32)   $        (.94)   $        (.06)
--------------------------------------------------------------------------------------------------------------------------------
 Weighted average number of
 shares outstanding
    Basic                                        75,625,330       93,285,190       93,029,816      111,441,247      176,621,080
    Diluted                                      77,064,131       93,285,190       93,029,816      111,441,247      176,621,080
--------------------------------------------------------------------------------------------------------------------------------
 BALANCE SHEET DATA (END OF PERIOD):
    Working capital (deficit)                 $      25,180    $      58,501    $      28,774    $      (1,507)   $      47,570
    Total assets                                    188,838          262,246          279,009          220,827          230,299
    Total debt                                       36,160           37,915           62,802           65,189           38,040
    Shareholders' equity                             45,868          109,725           87,210           31,740           75,551
--------------------------------------------------------------------------------------------------------------------------------

There were no cash dividends declared on the Common Stock in any of the periods.

See Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth, for the fiscal years indicated, the percentage relationship to revenues of certain items in the Company's Consolidated Statements of Income (Loss):

--------------------------------------------------------------------------------
Fiscal Year                                       1995        1996        1997
--------------------------------------------------------------------------------
Revenues                                         100.0%      100.0%      100.0%
Cost of sales and operating expenses              64.5        68.4        64.2
Write-down of inventory of
 discontinued catalogs                             1.1          .2          --
Special charges                                     .3         5.2         (.4)
Selling expenses                                  27.4        27.9        25.3
General and administrative expenses                8.5        10.1         9.7
Depreciation and amortization                      1.2         1.7         1.5
Loss from operations                              (3.0)      (13.5)        (.3)
Interest expense, net                               .6         1.2         1.4
Net (loss)                                        (4.0)%     (15.0)%      (2.0)%
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

1997 Compared with 1996

Net (Loss). The Company reported a net loss of $10.9 million or $(.06) per common share, compared with a net loss before an extraordinary item of $104 million, or ($.93) per common share, for 1996. The 1996 extraordinary item of $1.1 million, or ($.01) per common share relates to the early extinguishment of debt. After giving effect to the extraordinary item, the net loss for 1996 was $105 million, or ($.94) per common share. Per share amounts are expressed after deducting preferred dividends of $.2 million in both 1997 and 1996. The weighted average number of shares outstanding was 176,621,080 for the year ended December 27, 1997 compared to 111,441,247 in 1996. The increase in weighted average shares outstanding is due to two $50 million rights offerings which were completed in August 1996 and June 1997, respectively.

The improved operating results in fiscal 1997 are attributed to (i) reduced circulation to prospective customers and to customers other than core customers, which resulted in decreased catalog costs, (ii) increased circulation to core customers, focusing on core products, which resulted in lower selling expenses relative to sales, (iii) reduced costs of merchandise as the Company began to realize improvements in its product offerings, (iv) reduced fixed overhead costs due to the planned relocation and consolidation of facilities, as well as the Company's cost reduction plan implemented in 1997, (v) improved liquidity, reduced backorder levels and improved inventory in-stock positions due to the Company's 1997 Rights Offering, all of which contributed to operating efficiencies, and (vi) the reversal of a portion of certain non-recurring charges accrued in the prior year.

Revenues. Revenues decreased in 1997 to $557.6 million from $700.3 million in 1996, primarily as a result of a decrease in sales for discontinued catalogs of $93.8 million. Revenues from continuing catalogs decreased $48.9 million to $548.6 million from $597.5 million for the prior year. The Company's revenues for 1997 were planned at reduced levels from 1996 due to the Company's business formula of reduced circulation, reduced prospecting for most catalogs and a concentrated focus on core customers with core products. Circulation of continuing catalogs decreased 7.9% to 243.8 million in 1997.

Operating Costs and Expenses. Cost of sales and operating expenses, which include fulfillment and telemarketing costs, decreased by $121 million from 1996. This decrease was primarily the result of reduced merchandise costs of $91.2 million and other cost reductions of $29.8 million for telemarketing and fulfillment activities, which are attributable to the planned sales reduction for 1997, as well as savings created by the consolidation of telemarketing and fulfillment facilities during the year. In addition, on an overall basis, the Company's margins were enhanced by improved purchasing strategies and efficiencies attained through inventory management.

Selling expenses decreased $53.6 million to $141.4 million from $195 million in 1996 as a result of the reduced circulation plan implemented in 1997. The Company experienced substantial paper price increases in 1997. In spite of these increased paper prices, the Company was able to reduce its paper costs by 2% as a percentage of net revenues versus 1996 as a result of more targeted circulation strategies.

General and administrative expenses decreased $16.8 million to $53.8 million in 1997. This decrease has resulted from the Company's previously announced cost reduction plan. These savings have primarily been achieved from the reduced overhead structure resulting from the reorganization of management and operations that began at the end of 1996. The Company also experienced approximately $2.9 million of decreased costs and bad debt expense associated with its private label credit program as compared with 1996. In addition, general and administrative expenses were offset by $1.3 million of income recorded in 1997 as a result of asset distributions made to the Company relating to previously written-off investment securities.

The operating results for 1997 include a $2.2 million benefit relating to the reversal of a portion of the restructuring charges that were recorded in 1996. The reversal relates primarily to the Company's decision to remain in its Weehawken corporate facility.

Depreciation and amortization decreased $4.0 million to $8.2 million in 1997 as a result of the Company's decision to write-off certain intangible assets and close certain of its facilities at the end of the 1996 fiscal year.

(Loss) from Operations. The Company's loss from operations decreased to $1.8 million in 1997 from a loss of $94.5 million in 1996. The Company's focus on building brands with a core customer base coupled with the cost savings programs implemented in 1997, as discussed above, have resulted in an improved operating margin.

Interest Expense, Net. Interest expense, net decreased $.4 million to $8.0 million in 1997, which includes amortization on debt costs paid in prior years of $2.3 million. Throughout the 1997 year, the Company maintained lower debt levels than the prior year due to better management of its working capital. This improvement was partially offset by increased amortization of debt costs related to the Company's $26.9 million letter of credit facility.

Income Taxes. The Company did not record a Federal income tax provision in 1997 or 1996 based on each years' net operating losses. The Company's state tax provision was $1.0 million in 1997 and 1996.

Shareholders' Equity. The number of shares of Common Stock outstanding increased by 59,107,424 in 1997 due to shares issued in connection with the Company's 1997 Rights Offering, its equity and incentive plans, and other activities. At December 27, 1997, there were 203,755,322 shares of Common Stock outstanding compared to 144,647,898 shares of Common Stock outstanding at December 28, 1996.

1996 Compared with 1995

Net (Loss). The Company reported a net loss before extraor dinary items of $103.9 million, or $(.93) per share for the year ended December 28, 1996 compared with a net loss before extraordinary items of $28.2 million, or $(.30) per share, in 1995. Including the effect of the extraordinary losses of $1.1 and $1.8 million for the early extinguishment of debt, the Company reported net losses of $105.0 million and $30.0 million, or $(.94) and $(.32) per share, for the years ended December 28, 1996 and December 30, 1995, respectively. Per share amounts are expressed after deducting preferred dividends of $.2 million in both 1996 and 1995. The weighted average number of shares outstanding was 111,441,247 for the year ended December 28, 1996 compared to 93,029,816 in 1995.

During the latter part of the year, the Company completed an assessment of recoverability of long-lived assets for certain underperforming catalogs and recorded special charges of $36.7 million. These charges included a provision for the consolidation of distribution centers and relocation of facilities and severance expenses approximating $14.7 million. Also included in these charges was the write-off of certain long-lived assets that the Company's management determined were impaired of approximately $22.0 million.

The net loss in 1996, after considering special charges, was primarily the result of (i) increased inventory write-downs due to the Company's inability to properly sustain its inventory position due to liquidity problems and, in certain instances, the purchase of inventory quantities in excess of demand,
(ii) lower response rates as a result of increased order cancellations, (iii) increased fulfillment and telemarketing costs due to inventory handling costs associated with higher backorder levels and increased merchandise returns, and
(iv) the fixed cost infrastructure which the Company's continuing catalogs could not fully absorb.

Revenues. Revenues decreased 6.6% in 1996 to $700 million from $750 million in 1995. Revenues of continuing business units increased approximately 2% from $584 million in 1995 to $597 million in 1996, which was offset by a 38% decline to $103 million in revenues from discontinued catalogs. The Company circulated 332 million catalogs in 1996. Although this represents a 10% reduction from the prior year, continuing catalog circulation increased 1% from the prior year.

Operating Costs and Expenses. Cost of sales and operating expenses, which include fulfillment and telemarketing costs, as a percentage of revenues increased to 68.4% in 1996 from 64.5% in 1995. This increase is primarily attributable to lower product margins due to lower recovery rates experienced from accelerated disposition of inventory as a result of poor in-stock positions resulting from liquidity problems, as well as the Company's decision to continue to reduce inventory levels. Also, inventory write-downs for continuing catalogs were $11.2 million in 1996, compared to $4.4 million in 1995, primarily for Domestications, Tweeds and Austad's. These incremental write-downs were recorded as part of the Company's plans to reduce its inventory levels and the resulting expectation of lower recovery rates. In addition, fulfillment costs were higher in 1996 as a result of increased backorder levels and operating inefficiencies for most of the year in the Company's Roanoke, Virginia fulfillment center.

The write-down of inventory of discontinued catalogs was $1.1 million in 1996 compared to $8.6 million in 1995. These write-downs consisted of incremental inventory write-downs in excess of normal seasonal write-downs. During 1995, the Company discontinued six poorly performing catalogs which had incurred substantial losses and which the Company believed could not overcome increased paper and postage prices. The write-down in 1996 was recorded due to significantly lower recovery rates than previously experienced on the liquidation of inventory related to these catalogs.

Special charges taken by the Company in 1996 totaled $36.7 million. These charges consist, in part, of severance ($3.2 million), facility exit/relocation costs and fixed asset write-offs ($11.5 million). These charges were recorded due to the Company's decision to move to a more streamlined infrastructure. This plan included the consolidation of several inefficient fulfillment facilities into existing underutilized facilities and the relocation of corporate offices. In addition, the Company's review of the carrying value of certain long-lived assets of Tweeds, Austad's and The Safety Zone's led to the write-off of approximately $22 million. The Company recorded special charges of approximately $1.5 million in 1995 consisting primarily of facility exit costs ($.7 million), lease termination fees ($.3 million) and severance expenses ($.5 million) in connection with the closing of some of its facilities.

Selling expenses decreased $10.6 million but increased to 27.9% of revenues in 1996 from 27.4% of revenues in 1995. The total expense decreased mainly due to a 10% reduction in catalog circulation. This decrease was offset by increased catalog postage expense and lower response rates in the current year for the discontinued catalogs. This expense as a percentage of revenues increased due to lower response rates as a result of weak customer demand and increased order cancellations. Catalog postage and paper expense increased as the Company increased the number of sale pages in its catalogs which were designed to speed the sale of slow moving inventory.

General and administrative expenses increased $6.5 million, or 10%, in 1996 to $70.6 million. The increase is primarily attributable to costs associated with hiring the Company's new management team and to increased bad debt expense reflecting higher losses on the Company's private label credit card.

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

Interest Income (Expense). Interest expense increased approximately $3.8 million to $8.9 million in 1996 from $5.1 million in 1995. Included in interest expense is approximately $1.1 million of debt costs which were paid in prior years. The increase was due to a higher level of average borrowings outstanding under the Company's revolving credit facility in 1996 which is attributable to the Company's deteriorating financial performance in 1996 and increased demands on its working capital throughout most of the year. Interest income was $.5 million in 1996 and 1995.

Income Taxes. The Company did not record a Federal income tax provision in 1996 or 1995 based on each years' net operating losses. The Company's state tax provision was $1.0 million in 1996 and 1995.

Shareholders' Equity. The number of shares of Common Stock outstanding increased by 52,111,797 in 1996 due to shares issued in connection with the Company's 1996 Rights Offering, its equity and incentive plans, the exchange of the 6% Series A Convertible Preferred Stock and other activities. At December 28, 1996, there were 144,647,898 shares of Common Stock outstanding compared to 92,536,101 shares of Common Stock outstanding at December 30, 1995.

Extraordinary Items. The extraordinary loss of $1.1 million in 1996 represented a loss on the early extinguishment of debt which arose in connection with the payment of the Company's 9.25% Senior Subordinated Notes due in 1998 with proceeds from the 1996 Rights Offering. The extraordinary loss of $1.8 million in 1995 represented a loss on the early extinguishment of debt which arose in connection with the refinancing of the Company's $75 million Revolving Credit Facility and its $14 million of 9.25% Senior Subordinated Notes due 1998.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. The Company had $14.8 million and $5.2 million of cash and cash equivalents at December 27, 1997 and December 28, 1996, respectively. Working capital and current ratio were $47.6 million and 1.48 to 1 at December 27, 1997 versus a working capital deficit and current ratio of ($1.5) million and .99 to 1 at December 28, 1996. The primary sources of cash in 1997 were the 1997 Rights Offering, which provided $40.1 million of cash and the $5.2 million issuance of the Company's Common Stock to SMALLCAP WorldFund, Inc. in a private placement. Cash was used primarily to fund the $20.8 million reduction of accounts payable, the $13.7 million reduction and complete pay-down of the Company's revolving debt, $3.5 million of debt payments and $4.2 million of capital expenditures, primarily for construction at the Roanoke, VA distribution facility.

As a result of the Company's continued operating losses in 1996, the Company experienced tightened vendor credit and increased levels of debt. Order cancellation rates increased and negatively affected initial fulfillment which resulted in an increase in split shipments and higher customer inquiry calls in 1996 and the first quarter of 1997. As a result of these factors, the Company decided in late 1996 that it was necessary to obtain relief under its Credit Facility and to investigate an equity infusion. In December 1996, the Company closed its agreement with Richemont that provided the Company with approximately $28 million of letters of credit to replace letters of credit which were issued under the Credit Facility with Congress. Although this agreement provided the Company added liquidity, its timing, on December 19, 1996, had minimal effect on reducing back orders in 1996. Therefore, these back orders carried over to the first quarter of 1997 and caused an increase in the order cancellation rates in the period. When the final financial results became known to the Company, it concluded such results would have a further negative impact on the Company's ability to conduct business on normal trade terms. Therefore, the Company decided it was necessary to obtain an additional equity infusion which would restore the Company's equity base and provide the Company with additional liquidity.

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

The agreement by which Richemont provided the Company with a $28 million letter of credit facility was to expire in February 1998. On October 1, 1997, the Company paid down $1 million of the underlying debt, reducing the letters of credit to approximately $26.9 million. The letters of credit carry an interest rate of 3.5% above the prime rate, currently 12%. Richemont agreed to extend its guarantee to March 30, 1999. As consideration for this transaction, the Company paid to Richemont, in 1998, a fee equal to 4% of the $26.9 million outstanding letters of credit.

At December 27, 1997, the Company had $5.3 million of current debt. On March 25, 1998, Congress agreed to extend the Revolving Credit Facility until January 31, 2001. In addition, the Revolving Term Notes of $7.9 million were extended to January 31, 2001. The Company will continue to make principal payments of approximately $.1 million per month. The Company had zero amounts outstanding on the Congress Credit Facility at December 27, 1997 and $13.7 million at December 28, 1996. The total amount available under the Congress Credit Facility at December 27, 1997 was $29 million.

Throughout fiscal 1997, the Company implemented several initiatives to strengthen financial disciplines and account ability across its catalog brands and corporate organization. These initiatives, in addition to the Company's operating and cost reduction plan, are designed to better enable the Company to meet its operating goals through better cash control and "bottom-line" accountability. Such initiatives have begun to show positive results across the Company's infrastructure.

In March 1997, the Company received waivers for events of default under the Credit Facility with Congress which existed at December 28, 1996. In addition, Congress and the Company agreed to new working capital and net worth covenants for fiscal 1997. The Company believes that the 1997 Rights Offering, together with the Credit Facility modifications and the extension of the letter of credit by Richemont has eased the vendor/credit concerns about the Company's viability. The Company's ability to continue to improve upon its prior year's performance and implement its business strategy is critical to maintaining adequate liquidity.

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

The Company is required to maintain certain financial covenants related to the Credit Facility with Congress with which the Company is in compliance at December 27, 1997.

Operating Plan. In December 1996, the Company began an operational realignment that it believes will better enable it to capitalize on its internal strengths. The Company is continuing to move to a brand structure whereby individual catalogs will be better able to manage their resources and capitalize on business opportunities. This plan provides for each catalog's management team to be responsible for its brand financial results, working capital requirements and business investment needs. The Company believes that this structure will result in better management of vendor relationships, inventories and working capital.

Infrastructure Investments. The Company's plan to restructure its catalogs into distinct brands and concentrate its mailing efforts on profitable customers is expected to result in excess capacity throughout its fulfillment centers. The Company has begun the process to consolidate certain of its fulfillment operations into its home fashions distribution facility in Roanoke, VA. The consolidation will be completed in 1998. This will require a capital investment of approximately $8.0 million during 1997 and 1998, of which approximately $3.6 million was paid for in 1997.

Based on preliminary study, the Company is not expected to have significant expenditures to modify its computer information systems enabling proper processing of transactions relating to the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems. The Company does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations. The Company is attempting to contact vendors and others on whom it relies to assure their systems will be timely converted. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems and its business.

Effect of Inflation and Cost Increases. The Company normally experiences increased costs of sales and operating expenses as a result of the general rate of inflation and commodity price fluctuations. In 1997 paper prices increased significantly. Operating margins are generally maintained through internal cost reductions and operating efficiencies and then through selective price increases where market conditions permit. The Company's inventory is mail-order merchandise which undergoes sufficiently high turnover so that the cost of goods sold approximates replacement cost. Because sales are not dependent on a particular supplier or product brand, the Company can adjust product mix to mitigate the effects of inflation on its overall merchandise base.

Paper and Postage. The Company mails its catalogs and ships most of its merchandise through the United States Postal Service (USPS), with catalog mailing and product shipment expenses representing approximately 14% of revenues in 1997. Paper costs represented approximately 6% of revenues in 1997. The Company anticipates that any paper price increase in 1998 will not have a significant impact on its cost structure.

The USPS announced a proposed increase in mailing rates that will take effect in mid-1998. The Company is currently investigating ways to mitigate the effects of these expected increases. If the Company does not successfully develop any such plan, it may have a material adverse effect on the results of operations. The United Parcel Service (UPS) raised its rates for domestic deliveries by 3.6 percent for ground rates and 3.3 percent for air rates effective February 7, 1998. The Company expects its actual United Parcel Services costs to exceed the stated percentage increases and is investigating alternatives to minimize this impact. The Company does not expect the increase to have a material adverse effect on its results of operations.

Cautionary Statements

The following statements constitute forward looking statements which involve risks and uncertainties:

"The Company is continuing to move to a brand structure whereby individual catalogs will be better able to manage their resources and capitalize on business opportunities."

Based on the preliminary study, the Company is not expected to have significant expenditures to modify its computer information systems enabling proper processing of transactions relating to the year 2000 and beyond.

The Company does not expect the amount required to be expensed over the next two years to have a material effect on its financial position or results of operations.

The Company anticipates that any paper price increase in 1998 will not have a significant impact on its cost structure.

The following are important factors, among others, that could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf, of the Company:

The Company may develop a plan which fails to offset the effect of anticipated increases in its postage and UPS costs or which inadequately does so.

The Company is unable to complete, substantially as scheduled, the migration of fulfillment activities for all of its catalogs to its facility in Roanoke, Va.

A general reduction in the price level of some or all of the merchandise offered by the Company in its catalogs due to economic conditions in Asia and the highly competitive nature of the Company's business resulting, for example, in a decrease in the Company's margins.

A reduction in consumer spending generally or specifically with respect to the types of merchandise that the Company offers in its catalogs.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  None.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Shareholders of Hanover Direct, Inc.:

We have audited the accompanying consolidated balance sheets of Hanover Direct, Inc. (a Delaware corporation) and subsidiaries as of December 27, 1997 and December 28, 1996, and the related consolidated statements of income (loss), shareholders' equity and cash flows for each of the three fiscal years in the period ended December 27, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hanover Direct, Inc. and subsidiaries as of December 27, 1997 and December 28, 1996 and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 27, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                  ARTHUR ANDERSEN LLP




New York, New York
March 4, 1998 (except with respect to the matter discussed in Note 8, as to which the date is March 25, 1998).

CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------
                                                                                December 28,   December 27,
 As of December 28, 1996 and December 27, 1997 (in thousands)                           1996           1997
-------------------------------------------------------------------------------------------------------------
 ASSETS
 Current Assets:
     Cash and cash equivalents                                                     $   5,173      $  14,758
     Accounts receivable, net of allowance for doubtful accounts
      of $5,030 in 1996 and $3,358 in 1997                                            29,399         17,684
     Accounts receivable under financing agreement                                        --         21,918
     Inventories                                                                      67,610         64,330
     Prepaid catalog costs                                                            23,401         20,684
     Deferred tax asset, net                                                           3,300          3,300
     Other current assets                                                              3,148          3,083
-------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                         132,031        145,757
-------------------------------------------------------------------------------------------------------------
 Property and Equipment, at cost:
     Land                                                                              4,797          4,909
     Buildings and building improvements                                              16,554         16,486
     Leasehold improvements                                                            9,956          9,040
     Furniture, fixtures and equipment                                                36,511         47,210
     Construction in progress                                                          8,315          4,519
-------------------------------------------------------------------------------------------------------------
                                                                                      76,133         82,164
     Accumulated depreciation and amortization                                       (22,523)       (29,712)
-------------------------------------------------------------------------------------------------------------
     Property and Equipment, net                                                      53,610         52,452
-------------------------------------------------------------------------------------------------------------
     Goodwill, net                                                                    17,901         17,412
     Deferred tax asset, net                                                          11,700         11,700
     Other assets                                                                      5,585          2,978
-------------------------------------------------------------------------------------------------------------
        Total Assets                                                               $ 220,827      $ 230,299
-------------------------------------------------------------------------------------------------------------
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities
     Current portion of long-term debt and capital lease obligations               $  11,452      $   5,305
     Accounts payable                                                                 79,587         58,799
     Accrued liabilities                                                              37,782         30,259
     Customer prepayments and credits                                                  4,717          3,824
-------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                                    133,538         98,187
-------------------------------------------------------------------------------------------------------------
 Non-current Liabilities:
     Long-term debt                                                                   53,255         32,668
     Obligations under receivable financing                                               --         21,918
     Capital lease obligations                                                           482             67
     Other                                                                             1,812          1,908
-------------------------------------------------------------------------------------------------------------
        Total Non-current Liabilities                                                 55,549         56,561
-------------------------------------------------------------------------------------------------------------
        Total Liabilities                                                            189,087        154,748
-------------------------------------------------------------------------------------------------------------
 Commitments and Contingencies (Note 17)
 Shareholders' Equity
     Series B Convertible Additional Preferred Stock, $.01 par value, authorized,
      issued and outstanding 634,900 shares in 1996 and 1997                           5,748          5,938
     Common Stock, $.66 2/3 par value, authorized 225,000,000 shares; issued
      145,039,915 shares in 1996 and 204,441,538 in 1997                              96,693        136,294
     Capital in excess of par value                                                  270,097        285,165
     Accumulated deficit                                                            (336,586)      (347,652)
-------------------------------------------------------------------------------------------------------------
                                                                                      35,952         79,745
-------------------------------------------------------------------------------------------------------------
     Less:
     Treasury stock, at cost (392,017 shares in 1996 and 686,216 shares in 1997)        (813)          (968)
     Notes receivable from sale of Common Stock                                       (3,399)        (3,226)
-------------------------------------------------------------------------------------------------------------
        Total Shareholders' Equity                                                    31,740         75,551
-------------------------------------------------------------------------------------------------------------
        Total Liabilities and Shareholders' Equity                                 $ 220,827      $ 230,299
-------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

--------------------------------------------------------------------------------------------------------
 For the years ended December 30, 1995, December 28, 1996 and December 27, 1997
 (In thousands, except per share amounts)                                 1995         1996         1997
--------------------------------------------------------------------------------------------------------
 Revenues                                                            $ 749,767    $ 700,314    $ 557,638
--------------------------------------------------------------------------------------------------------
 Operating costs and expenses:
     Cost of sales and operating expenses                              483,493      479,155      358,219
     Write-down of inventory of discontinued catalogs                    8,580        1,100           --
     Special charges (credit)                                            1,563       36,724       (2,209)
     Selling expenses                                                  205,618      195,032      141,411
     General and administrative expenses                                64,112       70,608       53,839
     Depreciation and amortization                                       9,020       12,192        8,227
--------------------------------------------------------------------------------------------------------
                                                                       772,386      794,811      559,487
--------------------------------------------------------------------------------------------------------
 (Loss) from operations                                                (22,619)     (94,497)      (1,849)
     Interest expense                                                   (5,050)      (8,858)      (8,028)
     Interest income                                                       519          460           --
     (Loss) before income taxes                                        (27,150)    (102,895)      (9,877)
     Income tax provision                                                1,003        1,000          999
--------------------------------------------------------------------------------------------------------
     (Loss) before extraordinary item                                  (28,153)    (103,895)     (10,876)
     Extraordinary item (Note 8)                                        (1,837)      (1,134)          --
--------------------------------------------------------------------------------------------------------
 Net (loss)                                                            (29,990)    (105,029)     (10,876)
     Preferred stock dividends                                            (240)        (225)        (190)
--------------------------------------------------------------------------------------------------------
 Net (loss) applicable to Common Shareholders                        $ (30,230)   $(105,254)   $ (11,066)
--------------------------------------------------------------------------------------------------------
 Net (loss) per share:
     Loss before extraordinary item                                  $    (.30)   $    (.93)   $    (.06)
--------------------------------------------------------------------------------------------------------
     Extraordinary item                                                   (.02)        (.01)          --
--------------------------------------------------------------------------------------------------------
     Net (loss) per share - basic and diluted                        $    (.32)   $    (.94)   $    (.06)
--------------------------------------------------------------------------------------------------------
     Weighted average common shares outstanding - basic and diluted     93,030      111,441      176,621
--------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------
 For the years ended December 30, 1995, December 28, 1996, and December 27, 1997 (in
 thousands)                                                                          1995         1996         1997
-------------------------------------------------------------------------------------------------------------------
 Cash flows from operating activities:
      Net (loss)                                                                $ (29,990)   $(105,029)   $ (10,876)
      Adjustments to reconcile net (loss) to net cash (used) by operating activities:
        Depreciation and amortization including deferred fees                       9,419       13,277       10,581
        Provision for doubtful accounts                                             4,448        6,805        3,973
        Provision for catalog and facility closings                                10,143       14,720       (2,209)
        Write-off of long-lived assets                                                500       22,000           --
        Extraordinary item - early extinguishment of debt                           1,837        1,134           --
        Provision for losses on notes receivable and marketable securities             --          888           --
        Other, net                                                                     76           53           --
        Compensation expense related to stock options                                  --          540        1,800
        Recovery from investments previously written off                               --           --       (1,274)
      Changes in assets and liabilities, net of effects of acquired businesses and dispositions of assets:
        Accounts receivable, net                                                   (6,161)      (7,863)       7,742
        Inventories                                                                 8,679       11,671        3,280
        Prepaid catalog costs                                                         206       13,717        2,717
        Other assets                                                               (3,131)       1,332         (205)
        Accounts payable                                                           (8,671)     (13,704)     (20,788)
        Accrued liabilities                                                        (1,583)         679       (6,583)
        Customer prepayments and credits                                            3,134       (2,430)        (893)
-------------------------------------------------------------------------------------------------------------------
      Net cash (used) by operating activities                                     (11,094)     (42,210)     (12,735)
-------------------------------------------------------------------------------------------------------------------
 Cash flows from investing activities:
      Acquisitions of property and equipment, net                                 (13,686)      (8,862)      (4,222)
      Purchase of businesses                                                      (13,008)          --           --
      Proceeds from sales of businesses                                                --        1,980           --
      Proceeds from investment                                                         --          794        1,274
      Other, net                                                                   (1,387)          --           --
-------------------------------------------------------------------------------------------------------------------
      Net cash (used) by investing activities                                     (28,081)      (6,088)      (2,948)
-------------------------------------------------------------------------------------------------------------------
 Cash flows from financing activities:
      Net proceeds (payments) under revolving credit facility                          --       11,699      (13,710)
      Proceeds from issuance of debt                                               20,685       10,000           --
      Payments of long-term debt and capital lease obligations                     (1,419)     (17,625)      (3,575)
      Payment of stock issuance costs                                                  --       (1,670)      (3,073)
      Payment of debt issuance costs                                               (2,202)      (1,490)          --
      Proceeds from issuance of Common Stock                                          400       50,653       45,351
      Other, net                                                                      340         (778)         275
-------------------------------------------------------------------------------------------------------------------
      Net cash (used) by financing activities                                      17,804       50,789       25,268
-------------------------------------------------------------------------------------------------------------------
      Net increase (decrease) in cash and cash equivalents                        (21,371)       2,491        9,585
      Cash and cash equivalents, beginning of year                                 24,053        2,682        5,173
-------------------------------------------------------------------------------------------------------------------
      Cash and cash equivalents, end of year                                    $   2,682    $   5,173    $  14,758
-------------------------------------------------------------------------------------------------------------------
      Supplemental cash flow disclosure:
        Interest paid                                                           $   4,586    $   7,773    $   5,674
        Income taxes paid                                                       $   1,318    $   1,096    $     685
-------------------------------------------------------------------------------------------------------------------

 See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------
For the years ended December 30, 1995, December 28, 1996 and December 27, 1997

                                                             Preferred Stock           Preferred Stock
                                                          Series B, Cumulative          Series A, 6.0%
 (in thousands, except share amounts)                     Shares        Amount        Shares       Amount
-----------------------------------------------------------------------------------------------------------
 Balance at January 1, 1995                                    0        $    0       156,600   $ 1,589
 Net income/(loss) applicable to common shareholders
 Issuance of Preferred Stock                             634,900         5,400
 Fair market value of warrant extensions
 Preferred stock dividends and accretion                                   158                      83
 Conversion of the 6% Preferred Stock                                                (78,300)     (877)
 Issuances and forfeitures of Common Stock for
  employee stock plans
-----------------------------------------------------------------------------------------------------------
 Balance at December 30, 1995                            634,900        $5,558        78,300   $   795
-----------------------------------------------------------------------------------------------------------
 Net income/(loss) applicable to common shareholders
 Shares issued in Rights Offering
 Preferred stock dividends and accretion                                   190                      35
 Conversion of the 6% Preferred Stock                                                (78,300)     (830)
 Purchase of treasury stock
 Transfer of treasury stock related to employment
  agreement
 Sale of treasury stock
 Issuances and forfeitures of Common Stock for
  employee stock plans
-----------------------------------------------------------------------------------------------------------
 Balance at December 28, 1996                            634,900        $5,748             0   $     0
-----------------------------------------------------------------------------------------------------------
 Net income (loss) applicable to common shareholders
 Preferred stock dividends and accretion                                   190
 Stock options granted
 Shares issued in 1997 Rights Offering, net of
  issue costs
 Issuance of Common Stock to SMALLCAP World
  Fund, Inc.
 Issuances and forfeitures of Common Stock for
  employee stock plans
-----------------------------------------------------------------------------------------------------------
 Balance at December 27, 1997                            634,900        $5,938             0   $     0
-----------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
For the years ended December 30, 1995, December 28, 1996 and December 27, 1997

                                                                Common Stock
                                                             $.66 2/3 par value  Capital in Excess      Accum.
 (in thousands, except share amounts)                        Shares       Amount   of Par Value        (Deficit)
-------------------------------------------------------------------------------------------------------------------
 Balance at January 1, 1995                              92,978,234   $   61,985   $  253,210        $ (201,102)
 Net income/(loss) applicable to common shareholders                                                    (30,230)
 Issuance of Preferred Stock
 Fair market value of warrant extensions                                                1,200
 Preferred stock dividends and accretion
 Conversion of the 6% Preferred Stock                       427,785          285          592
 Issuances and forfeitures of Common Stock for
  employee stock plans                                      287,143          191          388
-------------------------------------------------------------------------------------------------------------------
 Balance at December 30, 1995                            93,693,162   $   62,461   $  255,390        $ (231,332)
-------------------------------------------------------------------------------------------------------------------
 Net income/(loss) applicable to common shareholders                                                   (105,254)
 Shares issued in Rights Offering                        48,748,785       32,499       16,467
 Preferred stock dividends and accretion
 Conversion of the 6% Preferred Stock                       819,733          546          284
 Purchase of treasury stock
 Transfer of treasury stock related to employment
  agreement                                                                            (2,750)
 Sale of treasury stock                                                                    28
 Issuances and forfeitures of Common Stock for
  employee stock plans                                    1,778,235        1,187          678
-------------------------------------------------------------------------------------------------------------------
 Balance at December 28, 1996                           145,039,915   $   96,693   $  270,097        $ (336,586)
-------------------------------------------------------------------------------------------------------------------
 Net income (loss) applicable to common shareholders                                                    (11,066)
 Preferred stock dividends and accretion
 Stock options granted                                                                  2,340
 Shares issued in 1997 Rights Offering, net of
  issue costs                                            55,654,623       37,103        9,958
 Issuance of Common Stock to SMALLCAP World
  Fund, Inc.                                              3,700,000        2,467        2,750
 Issuances and forfeitures of Common Stock for
  employee stock plans                                       47,000           31           20
-------------------------------------------------------------------------------------------------------------------
 Balance at December 27, 1997                           204,441,538   $  136,294   $  285,165        $ (347,652)
-------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
For the years ended December 30, 1995, December 28, 1996 and December 27, 1997

                                                                                 Notes Receivable
                                                              Treasury Stock       From Sale of      Deferred
 (in thousands, except share amounts)                      Shares        Amount    Common Stock          Comp.         Total
-----------------------------------------------------------------------------------------------------------------------------
 Balance at January 1, 1995                           (1,157,061)   $   (3,345)   $   (1,912)      $     (700)   $  109,725
 Net income/(loss) applicable to common shareholders                                                                (30,230)
 Issuance of Preferred Stock                                                                                          5,400
 Fair market value of warrant extensions                                                                              1,200
 Preferred stock dividends and accretion                                                                                241
 Conversion of the 6% Preferred Stock                                                                                     0
 Issuances and forfeitures of Common Stock for
  employee stock plans                                                                  (111)             406           874
-----------------------------------------------------------------------------------------------------------------------------
 Balance at December 30, 1995                         (1,157,061)   $   (3,345)   $   (2,023)      $     (294)   $   87,210
-----------------------------------------------------------------------------------------------------------------------------
 Net income/(loss) applicable to common shareholders                                                             $ (105,254)
 Shares issued in Rights Offering                                                                                    48,966
 Preferred stock dividends and accretion                                                                                225
 Conversion of the 6% Preferred Stock                                                                                     0
 Purchase of treasury stock                             (301,623)         (396)                                        (396)
 Transfer of treasury stock related to employment
  agreement                                              916,667         2,750                                            0
 Sale of treasury stock                                  150,000           178                                          206
 Issuances and forfeitures of Common Stock for
  employee stock plans                                                                (1,376)             294           783
-----------------------------------------------------------------------------------------------------------------------------
 Balance at December 28, 1996                           (392,017)      $  (813)   $   (3,399)      $        0    $   31,740
-----------------------------------------------------------------------------------------------------------------------------
 Net income (loss) applicable to common shareholders                                                             $  (11,066)
 Preferred stock dividends and accretion                                                                                190
 Stock options granted                                                                                                2,340
 Shares issued in 1997 Rights Offering, net of
  issue costs                                                                                                        47,061
 Issuance of Common Stock to SMALLCAP World
  Fund, Inc.                                                                                                          5,217
 Issuances and forfeitures of Common Stock for
  employee stock plans                                  (294,199)         (155)          173                             69
-----------------------------------------------------------------------------------------------------------------------------
 Balance at December 27, 1997                           (686,216)      $  (968)   $   (3,226)      $        0    $   75,551
-----------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 1995, DECEMBER 28, 1996 AND DECEMBER 27, 1997

1. BACKGROUND OF BUSINESS AND SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Hanover Direct, Inc., a Delaware corporation ("HDI"), is a leading specialty direct marketer with a diverse branded portfolio of home fashions, general merchandise, men's and women's apparel and gift catalogs, delivered via direct mail and electronic commerce. HDI also operates several retail operations in the United States which comprised approximately 5% of HDI's revenues for the year ended December 27, 1997.

Principles of Consolidation - The Consolidated Financial Statements include the accounts of HDI and all subsidiaries (the "Company"). Intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

Fiscal Year - The Company operates on a 52 or 53 week fiscal year. Effective for fiscal 1997, the Company changed its fiscal year to the last Saturday in December. The years ended December 27, 1997, December 28, 1996 and December 30, 1995 were 52 week years. Had the Company not changed its year end, fiscal 1997 would have been a 53 week year and the net loss for 1997 would have increased by approximately $.6 million.

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

Prepaid Catalog Costs - Costs related to mail order catalogs and promotional material are capitalized and amortized over their estimated productive lives, generally not exceeding six months. Total catalog expense was $139.0 million, $193.5 million and $197.3 million, respectively, in 1997, 1996 and 1995.

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

Goodwill, Net - Excess of cost over the net assets of acquired businesses is amortized on a straight-line basis over periods of up to forty years. Accumulated amortization was $3.5 million and $3.0 million at December 27, 1997 and December 28, 1996, respectively.

Mailing Lists - The costs of acquired mailing lists are amortized over a five year period. Mailing lists, included in Other assets, amounted to $.6 million and $1.2 million at December 27, 1997 and December 28, 1996, respectively, and are carried net of accumulated amortization of $2.1 million and $1.5 million, respectively.

Asset Recoverability - In accordance with Statement of Financial Accounting Standards (SFAS)No. 121, "Accounting for the Improvement of Long-lived Assets and Long-Lived Assets to be Disposed Of" the Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Based upon the assessment of undiscounted cash flows for certain underperforming catalogs, the Company recorded a charge related to impaired assets of $22.0 million for the fiscal year ended December 28, 1996 (Note 3). No such adjustment was recorded in 1997.

Accounting for Stock Based Compensation - The Company accounts for its stock based compensation to employees using the fair value-based method under SFAS No. 123, "Accounting for Stock-Based Compensation."

Accounting for Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." It requires an asset and liability approach for financial accounting and reporting for income taxes. The provision for income taxes is based on income after adjustment for those temporary and permanent items which are not considered in the determination of taxable income. Deferred taxes result when the Company recognizes revenue or expenses for income tax purposes in a different year than for financial reporting purposes.

Accounting for Transfers of Credit Card Receivables - The Company accounts for transfers and servicing of financial assets in accordance with SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of this statement in fiscal 1997 resulted in the recognition of approximately $21.9 million of additional accounts receivable and associated long-term debt. This adjustment was based on the terms of the Company's agreement with an unrelated third party for the sale and servicing of accounts receivable. The provisions of this pronouncement are to be applied prospectively, from January 1, 1997. Retroactive application is not permitted, however, the amount of adjustment at December 28, 1996 would have been a recognition of an additional $24.7 million in both receivables and the associated receivable financing obligation.

Cash and Cash Equivalents - Cash and cash equivalents include cash and all highly liquid investments with original maturities of ninety days or less.

Net (Loss) Per Share - Net (loss) per share is computed using the weighted average number of common shares outstanding in accordance with the provisions of SFAS No. 128 "Earnings Per Share". The weighted average number of shares used in the calculation for both basic and diluted net (loss) per share in 1997, 1996 and 1995 was 176,621,080, 111,441,247 and 93,029,816 shares, respectively.
Diluted earnings per share equals basic earnings per share as the dilutive calculation would have an antidilutive impact as a result of the net loss incurred in each of the years 1995, 1996 and 1997.

 Recently Issued Accounting Standards - In June 1997, the Financial Accounting Standards Board issued SFAS No.130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is still assessing the impact of the adoption of this statement to the financial statements.

Additionally, in June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for periods beginning after December 15, 1997 and need not be applied to interim periods in the initial year of application. Comparative information for earlier years presented is to be restated. The Company is still assessing the impact of this statement on its financial statement disclosure.

Revenues - The Company recognizes revenue at the time merchandise is shipped to the customer. Amounts billed to customers for postage and handling charges are recognized as revenue at the time that the revenues on the product shipment are recognized. The Company provides a reserve for expected future returns at the time the sale is recorded based upon historical experience.

Fair Value of Financial Instruments - The fair value of financial instruments does not materially differ from their carrying values.

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

--------------------------------------------------------------------------------
 (In thousands)                            1995           1996           1997
--------------------------------------------------------------------------------
 Capital lease obligations             $  1,155       $     --       $    163
 Other equity issuances and
  exchanges                            $  1,456       $  2,855       $ 10,000
 Acquisition of businesses:
  Fair value of assets acquired        $ 45,165       $     --       $     --
  Fair value of liabilities assumed     (26,757)            --             --
  Preferred stock issued                 (5,400)            --             --
 Net cash paid                         $ 13,008       $     --       $     --
--------------------------------------------------------------------------------

2. ACQUISITIONS AND INVESTMENTS

Acquisitions - During fiscal 1995, the Company acquired the entities described below, which were accounted for by the purchase method of accounting. The operating results of these acquired businesses have been included in the consolidated statements of income (loss) from the date of acquisition:

Improvements - In January 1995, the Company acquired substantially all of the assets of Leichtung, Inc., a direct marketer of wood-working and home improvement tools and related products sold under the Improvements and Leichtung Workshops names, for a purchase price of approximately $12.8 million in cash and the assumption of certain liabilities. The excess purchase price over the fair values of the net assets acquired (goodwill) was $7.3 million. Approximately $1.4 million of customer mailing list intangible assets were also purchased in this transaction.

In the first quarter of 1996, the Company sold the assets of the Leichtung Workshops catalog for $.9 million in cash and short-term notes and relocated all Improvements' telemarketing and fulfillment operations to the Company's Hanover, PA facility. There was no gain or loss recognized on the sale of the assets of the Leichtung Workshops catalog. The distribution facility in Ohio, which was being held for sale, was written down to its estimated net realizable value as of December 28, 1996. During fiscal 1997, the Company sold this facility.

The Safety Zone - In February 1995, the Company acquired the remaining 80% of the outstanding common stock it did not already own of Aegis Safety Holdings, Inc. ("Aegis"), publisher of The Safety Zone catalog, through the issuance of 634,900 shares of a newly- created Series B Convertible Additional Preferred Stock ("Series B Stock") of the Company with a stated value of $10 per share. Dividends are payable on the Series B Stock at various rates and times and are contingent on specific earnings targets. The Series B Stock is also convertible, subject to antidilution, as discussed in Note 10. The excess purchase price over the fair values of the net assets acquired (goodwill) was $7.1 million. In December 1996, the Company wrote-off the goodwill related to this acquisition in accordance with SFAS No. 121 (Note 3).

Austad's - In May 1995, the Company acquired 67.5% of the outstanding shares of Austad's Holdings, Inc. ("Austad's"), which owned The Austad Company ("TAC"), the publisher of the Austad's catalog, featuring golf equipment, apparel and gifts, for a purchase price of $1.8 million in cash. The excess purchase price over the fair values of the net assets acquired (goodwill) was $4.5 million. Approximately $1.2 million of customer mailing list intangible assets were also acquired in this transaction. In December 1996, the Com pany wrote-off the goodwill and mailing lists in accordance with SFAS No. 121 (Note 3).

Other Investments - Other investments, which are recorded in Other assets in the accompanying consolidated balance sheets, include the following:

Blue Ridge Associates - In January 1994, the Company purchased for $1.1 million a 50% interest in Blue Ridge Associates ("Blue Ridge"), a partnership which owns the apparel distribution center in Roanoke, VA. The remaining 50% interest is held an unrelated third party. This investment is accounted for by the equity method of accounting. The Company's investment in Blue Ridge was approximately $.9 million at December 27, 1997 and December 28, 1996. In December 1996, the Company decided to consolidate fulfillment and telemarketing activities handled at this facility into its home fashions distribution facility in Roanoke, VA and attempt to sublease the vacated space. The partnership is currently looking for a sub-lessee for the apparel distribution center.

Regal Communications, Inc. - During 1994, the Company invested approximately $2.7 million in convertible debt securities of Regal Communications, Inc. ("Regal"). In September 1994, Regal filed for protection under Chapter 11 of the United States Code. As a result, during 1994, the Company wrote down the convertible debentures to the estimated fair value of $1.7 million. The $1 million decline in fair value of the investment was considered an other-than-temporary impairment and included in the income statement in 1994. The convertible debt matures on June 15, 2008. In December 1995, a plan of reorganization was confirmed by the Bankruptcy Court and the Company expected to recover the $1.7 million carrying value of its investment; however, only $.8 million of distributions were received through 1996. During 1996, a federal income tax refund due to Regal was reviewed by the Internal Revenue Service (the "IRS"), and the results of this review were submitted to the Joint Committee of the IRS for approval. Due to the uncertainty that recoverability of substantially all of the remaining investment balance was subject to a favorable outcome, in December 1996 the Company wrote-off the remaining $.9 million balance as the decline in fair value was considered an other-than-temporary impairment. In the third and fourth quarters of 1997, the Company received approximately $1.3 million related to distributions made by Regal. This amount was recorded as income and is reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of income (loss).

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

During the period from February 1995 to September 1995, the Company provided certain services to Tiger and also incurred certain costs related to entering into the loan and security agreement aggregating $.5 million. Under the terms of the agreement, Tiger is required to reimburse the Company for such costs and services rendered. Tiger refused to reimburse the Company for these costs causing the Company to institute an action to recover such costs, which were carried at their estimated realizable value. In February 1997, the Company recovered $.2 million in settlement of such action.

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

3. SPECIAL CHARGES

In December 1996, the Company recorded special charges aggregating approximately $36.7 million. These charges consisted of severance and facility exit/relocation costs and fixed asset write-offs related to the previously announced downsizing of the Company, as discussed in its December 1996 press release. In addition, the special charges included a write-off for impairment of long-lived assets of certain under-performing catalogs. In December 1997, the Company adjusted its previous estimates for severance, facility exit/relocation and fixed asset write-offs based upon exit plan modifications related to its Weehawken, NJ corporate facility and delays in relocating from its Hanover, PA distribution center. Such adjustments resulted in a reduction of special charges of approximately $2.2 million which consists of $.4 million in restructuring reserve reductions and $1.8 million related to the reversal of the reserve for fixed assets expected to be abandoned.

Severance - The cost of employee severance includes termination benefits for line and supervisory personnel in fulfillment, telemarketing, MIS, merchandising, and various levels of corporate and catalog management. The Company paid approximately $2.7 million of severance during fiscal 1997 and provided approximately $.5 million for remaining severance to be paid at its Hanover, PA. distribution center. Reserves for severance costs approximated $1 million and $3.2 million at December 27, 1997 and December 28, 1996, respectively, and are included in Accrued liabilities in the accompanying consolidated balance sheet.

Facility Exit/Relocation Costs and Fixed Asset Write-Offs - These costs are primarily composed of the Company's decision to sublet its Weehawken, NJ corporate facility, and consolidate its Roanoke, VA apparel distribution center and Hanover, PA distribution center into its Roanoke home fashion distribution center. As of December 27, 1997, the Company consolidated the Roanoke, VA apparel distribution center and relocated two of six catalogs from its Hanover, PA distribution center into its Roanoke, VA home fashion distribution center. The remaining four catalogs are expected to be relocated by the end of fiscal 1998. In addition, the Company modified its plan to vacate from its Weehawken, NJ corporate facility by agreeing to sublet a portion of the facility. Approximately $4.4 million and $6.3 million of these costs are recorded in Accrued liabilities in the accompanying consolidated balance sheets at December 27, 1997 and December 28, 1996.

In 1995, the Company incurred costs, aggregating approximately $1.5 million in connection with the consolidation of its fulfillment facilities. These costs include moving expenses, lease termination fees and severance expenses, substantially all of which were paid in 1995.

Impairment of long-lived assets - The Company considers a history of catalog operating losses to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. The assets are deemed to be impaired if a forecast of undiscounted future operating cash flows is less than the carrying amounts. Considerable management judgment is necessary to estimate discounted future cash flows and, accordingly, actual results could vary significantly from such estimates. The Company recognized an impairment loss of approximately $22.0 million in fiscal 1996 which was primarily composed of the write-off of goodwill and mailing lists associated with Tweeds, Austad's and The Safety Zone.

4. WRITE-DOWN OF INVENTORY OF
DISCONTINUED CATALOGS

In 1995, the Company made a decision to discontinue six catalogs. The six discontinued catalogs generated revenues of $0.6 million, $20 million and $88 million and losses of $0.1 million, $5.1 million and $20 million in 1997, 1996 and 1995, respectively. These losses were attributable to falling revenues due to poor sales on the discontinued catalogs, increasing operating costs and expenses and increasing selling expenses predominantly incurred to create liquidation catalogs. The losses in 1996 and 1995 include provisions of approximately $1.1 million and $8.6 million, respectively, primarily related to the write-down of inventory associated with these catalogs to their net realizable value based on the planned liquidation of such inventory. No such provision was recorded in 1997. The $8.6 million write-down in 1995 occurred because the Company anticipated mailing fewer catalogs than originally planned for 1996, which resulted in significantly more merchandise on-hand that needed to be moved through non-catalog channels. The inventory write-down of $1.1 million in 1996 was required due to lower than anticipated recovery rates on liquidation of such inventory. The Company utilizes various methods to dispose of the inventory related to discontinued catalogs, including special sale catalogs, sales sections in other catalogs and liquidations of remaining inventory through off-price merchants. These losses represent an incremental provision in excess of the original provision included in cost of sales expense.

5. SEARS LICENSING AGREEMENT

In January 1994, the Company entered into a licensing agreement (the "Sears Agreement") with the direct marketing subsidiary of Sears Roebuck and Co. ("Sears") to produce specialty catalogs for customers of the discontinued Sears catalog. The Sears Agreement was terminated by Sears in December 1996, and no catalogs were mailed by the Company in 1997. The 1997 revenues from the Sears Agreement amounted to $8.5 million which related to catalogs issued in 1996. Revenues from the Sears Agreement were $82 million and $81 million in 1996 and 1995, respectively. In conjunction with the licensing agreement the Company issued to Sears a performance warrant to purchase Common Stock in 1998 and 1999. Due to termination of the Sears agreement, the warrants will not be exercisable.

6. ACCOUNTS RECEIVABLE, NET

The Company currently maintains an agreement with an unrelated third party which provides for the sale and servicing of accounts receivable originating from the Company's revolving credit cards. The agreement expires in December 2000. The Company remains obligated to repurchase uncollectible accounts pursuant to the recourse provisions of the agreement and is required to maintain a specified percentage of all outstanding receivables sold under the program as a deposit with the third party to secure its obligations under the agreement. The Company is required to maintain certain annual financial covenants related to this agreement and was not in compliance at December 27, 1997 and subsequently has received waivers for the default.

The proceeds to the Company relating to the sale of receivables for 1997, 1996 and 1995 were $39.0 million, $39.2 million and $46.2 million, respectively. At December 27, 1997 and December 28, 1996, the uncollected balances under this program were $29.4 million and $33.5 million, respectively, of which $4.0 million and $4.8 million, respectively, represent deposits under the agreement which are included in Accounts receivable, net. The total reserve balance maintained for the repurchase of uncollectible accounts was $2.5 million at December 27, 1997 and December 28, 1996, of which $1.4 million in both years is included in Accrued liabilities and the remaining balance is included in the allowance for doubtful accounts.

Receivables sold under this agreement are considered financial instruments with off-balance sheet risk as defined in Statement of Financial Accounting Standards No. 105. Because the Company's sales are primarily made to individual customers located throughout the United States, the Company believes there are no concentrations of credit risks.

In addition, in accordance with SFAS No. 125 (Note 1), the Company has reflected approximately $21.9 million of balances transferred pursuant to the agreement with the unrelated third party as Accounts receivable under financing agreement and as a long-term obligation on the consolidated balance sheet at December 27, 1997.

7. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

--------------------------------------------------------------------------------
                                                      December 28,  December 27,
                                                              1996          1997
--------------------------------------------------------------------------------
 Restructuring                                             $ 9,504       $ 5,424
 Reserve for future sales returns                            9,036         6,043
 Compensation                                                3,968         7,189
 Taxes                                                       2,696         1,983
 Reserve for repurchase of accounts receivable
  sold with recourse                                         1,389         1,397
 Other                                                      11,189         8,223
   Total                                                   $37,782       $30,259
--------------------------------------------------------------------------------

8. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

--------------------------------------------------------------------------------
                                                      December 28,  December 27,
                                                              1996          1997
--------------------------------------------------------------------------------
 Congress Facility                                         $22,627       $ 7,917
 Term Financing Facility                                    19,000        18,000
 IMR Promissory Note                                        10,000            --
 6% Mortgage Notes Payable due 1998                          2,969         2,787
 Industrial Revenue Bonds with variable interest
  rates averaging 3.6% in 1996 and 4% in 1997
  due 2003                                                   8,000         8,000
 7.5% Convertible Subordinate Debentures due 2007              751           751
 Other                                                          16            --
                                                            63,363        37,455
 Less: current portion                                      10,108         4,787
   Total                                                   $53,255       $32,668
--------------------------------------------------------------------------------

Congress Facility - The Congress Facility is comprised of a revolving line of credit of up to $65 million with a three year term expiring in November 1998 ("Congress Revolving Credit Facility") and two year term loans aggregating $10 million expiring in November 1998 ("Revolving Term Notes"). The amount that can be borrowed under the Congress Facility is based on percentages of eligible inventory and accounts receivable. The Congress Facility is secured by all assets of the Company. On March 25, 1998, the Company amended its agreement with Congress to extend the facility until January 31, 2001. In addition, the Congress Facility places limitations on the incurrence of additional indebtedness. Beginning in November 1996, Congress lowered the advance rate by which the available inventory is calculated. Pursuant to the amendment discussed above, advance rates were increased along with other modifications that increased the Company's availability under the Facility. The Congress Revolving Credit Facility, prior to the amendment, bears interest at 1.25% above CoreStates' prime rate and the Revolving Term Notes bears interest at 1.5% above CoreStates' prime rate. As amended, the Revolving Credit Facility bears interest at prime plus .5% or Eurodollar plus 2.5% and the Revolving Term Note bears interest at prime plus .75% or Eurodollar plus 2.75%. The Company is required to maintain minimum net worth and working capital throughout the terms of the agreement. The Company was in compliance with such covenants throughout fiscal 1997. At December 27, 1997 and for the remainder of the agreement, net worth and working capital are required to be $21.5 and $(10) million, respectively. The rates of interest related to the Congress Revolving Credit Facility and Revolving Term Notes at December 27, 1997 were 9.70% and 10%, respectively. As of December 27, 1997, the Company had no revolving indebtedness and $7.9 mil lion under the Revolving Term Notes. As of December 28, 1996, the Company had $13.7 million and $8.9 million under the

Congress Revolving Credit Facility and Revolving Term Notes, respectively. The face amount of unexpired documentary letters of credit at December 27, 1997 and December 28, 1996 were $3 million and $4.5 million, respectively. At December 27, 1997, availability under the Congress Facility was $29 million.

Term Financing Facility - The Company borrowed $10 million in each of 1994 and 1995 under a Term Financing Facility. The interest rate on the Term Financing Facility is based on the equivalent rate of A-1 commercial paper existing at the time of each borrowing. The face rate ranged from 5.13% to 6.04% at December 27, 1997 and 5.47% to 5.73% at December 28, 1996, respectively. The Term Financing Facility was reduced by annual sinking fund payments of $1.0 million in October 1996 and 1997 and requires annual sinking fund payments of $1.0 million in October 1998 and October 1999 with this amount increasing to $1.6 million for each of the nine years thereafter. The Term Financing Facility continues to be outstanding and in effect under its original terms.

In December 1996, the Company finalized its agreement (the "Reimbursement Agreement") with Richemont Finance S.A. ("Richemont"), who along with the family of Alan G. Quasha, Chairman of the Board of the Company, jointly own NAR, that provided the Company with approximately $27.9 million of letters of credit through Swiss Bank, New York Branch issued under the Congress Facility. These letters of credit were issued for $8.6 million related to the Industrial Revenue Bonds due 2003 and $19.3 million related to the Term Financing Facility. On October 1, 1997, the Company paid down $1 million of the underlying debt, reducing the letters of credit to approximately $26.9 million. The letters of credit were originally due on February 18, 1998, however, Richemont has extended the term through March 30, 1999 and modified the letters of credit to reflect assignment of obligations to Swiss Bank, Stamford Branch. The letters of credit carry an interest rate of 3.5% above the prime rate, currently 12%. In 1998, the Company will pay a facility fee of $1.1 million which is equal to 4% of the principle amount of the letters of credit. In the event that the Company has not paid in full, by the expiration date, any outstanding balances under the letters of credit, Richemont shall have the option, exercisable at any time prior to payment in full of all amounts outstanding under the letters of credit to convert such amount into common stock of the Company at the mean of the bid and ask prices of the Company's Common Stock on November 8, 1996, or the mean of the bid and ask prices of the Company's Common Stock on each of the thirty days immediately prior to the date of exercise of the conversion privilege. The Reimbursement Agreement is subordinate to the Congress Facility.

IMR Promissory Note - In September 1996, IMR, an affiliate of NAR, loaned the Company $10 million as evidenced by a subordinated promissory note (the "IMR Promissory Note"). This loan bore interest at prime plus 1.5%, was due on November 14, 1996 and, if it was not repaid before May 15, 1997, was convertible at the option of NAR into shares of Common Stock at the lower of the fair market value thereof on the date of execution or the then current fair market value thereof. The IMR Promissory Note was subordinate to the Congress Facility and was excluded from the working capital covenant calculation. NAR agreed to apply $10 million of the Company's indebtedness to acquire $10 million of the Company's Common Stock pursuant to the 1997 Rights Offering (Note 9).

6% Mortgage Notes Payable due 1998 - In connection with The Company Store acquisition, subsidiaries of the Company executed and delivered two secured notes in the aggregate amount of $3.5 million with interest at 6% per annum with principal and interest payments payable monthly on a fifteen-year amortization schedule with the remaining balance due in August 1998. The mortgage notes payable are non-recourse notes and are not guaranteed by the Company. The mortgage notes payable are secured by the manufacturing and office facilities of The Company Store. The amounts outstanding were $2.8 million and $3.0 million at December 27, 1997 and December 28, 1996, respectively.

Industrial Revenue Bonds due 2003 - The Industrial Revenue Bonds are due on December 1, 2003 and are secured by the related assets purchased from the proceeds of the bonds and by an irrevocable letter of credit in the amount of $8.6 million. The obligations are guaranteed by the Company.

Extraordinary Items - The Company wrote-off approximately $1.8 million and $1.1 million of unamortized debt issuance costs as extraordinary items due to early extinguishment of debt in 1995 and 1996.

General - At December 27, 1997, the aggregate annual principal and sinking fund payments required on debt instruments are as follows (in thousands): 1998 - $4,787; 1999 - $2,000; 2000 - $2,600; 2001 - $6,517; 2002 - $1,600 and
thereafter - $19,951.

9. RIGHTS OFFERINGS AND ADDITIONAL INVESTMENTS

1997 Rights Offering

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

Richemont, a Luxemborg public company, entered into a standby purchase agreement to purchase all shares not subscribed for by shareholders of record at the subscription price. Richemont purchased 40,687,970 shares in the 1997 Rights Offering and, as a result, then owned approximately 20.3% of the Company. The Company paid in cash, from the proceeds of the 1997 Rights Offering, to Richemont on the closing date approximately $1.8 million, which represented an amount equal to 1% of the aggregate offering price of the aggregate number of shares issuable upon closing of the 1997 Rights Offering other than with respect to the shares of Common Stock held by NAR or its affiliates plus an amount equal to one-half of one percent of the aggregate number of shares acquired by NAR upon exercise of their rights (Standby Fee) plus an amount equal to 4% of the aggregate offering price in respect to all unsubscribed shares (Take-Up Fee).

On April 26, 1997, NAR irrevocably agreed with the Company, subject to and upon the consummation of the 1997 Rights Offering, to exercise certain of the rights distributed to it for the purchase of 11,111,111 shares of Common Stock that had an aggregate purchase price of approximately $10 million. NAR agreed to pay for, and the Company agreed to accept as payment, for the exercise of such rights the surrender by NAR of the principal amount due under the IMR Promissory Note dated September 1996 in the principal amount of $10 million and cancellation thereof.

In order to facilitate vendor shipments and to permit the commencement of the Company's plan to consolidate certain of its warehousing facilities, Richemont advanced $30 million as of April 23, 1997 against its commitment to purchase all of the unsubscribed shares pursuant to the standby purchase agreement. The Company executed a subordinated promissory note in the amount of $30 million to evidence this indebtedness (the "Richemont Promissory Note").

The gross cash proceeds from the 1997 Rights Offering of $40 million (after giving effect to the acquisition and exercise by NAR of rights having an aggregate purchase price of $10 million which were paid for by surrender and cancellation of the $10 million IMR Promissory Note) were used to repay the $30 million principal amount outstanding under the Richemont Promissory Note and the balance of the proceeds were used for working capital and general corporate purposes, including repayment of amounts outstanding under the Company's Revolving Credit Facility.

1996 Rights Offering

The Company commenced its $50 million Rights Offering (the "1996 Rights Offering") on July 19, 1996. Holders of record of the Company's Common Stock, 6% Series A Convertible Additional Preferred Stock and Series B Convertible Additional Preferred Stock as of July 18, 1996 were eligible to participate in the 1996 Rights Offering. The rights were exercisable at a price of $1.03 per share.

Shareholders received 0.51 rights for each share of Common Stock held, 3.72 rights for each share of Series A Convertible Additional Preferred Stock held and 0.77 rights for each share of Series B Convertible Additional Preferred Stock held as of the record date. The 1996 Rights Offering closed on August 23, 1996.

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

The Company issued 48,748,785 shares pursuant to the 1996 Rights Offering which generated proceeds of approximately $48 million, net of expenses. NAR received rights entitling it to purchase 24,015,964 shares in the 1996 Rights Offering and exercised such rights. In addition, the Company and NAR entered into a Standby Purchase Agreement, pursuant to which NAR purchased 6,898,866 shares not subscribed for by shareholders and received approximately $.5 million as a fee. The proceeds of the 1996 Rights Offering were used by the Company: (i) to repay the $14 million principal amount of 9.25% Notes held by an affiliate of NAR plus accrued interest, (ii) to repay the $25 million principal amount advanced under the promissory note plus accrued interest and (iii) to repay approximately $9 million under the Congress Facility. The Company recorded an extraordinary expense related to the early extinguishment of the 9.25% Notes, representing a write-off of the unamortized debt issuance costs of approximately $1.1 million.

Additional Investments

In November 1997, the Company announced that SMALLCAP World Fund, Inc. ("SMALLCAP"), a mutual fund and substantial investor in the Company, agreed to purchase 3.7 million shares of the Company's Common Stock at $1.41 per share, which represented fair market value, for an aggregate purchase price of approximately $5.2 million in a private placement. This transaction was consummated on November 6, 1997. These shares are restricted and will be registered under the Securities Act of 1933, as amended, pursuant to a registration rights agreement with SMALLCAP that calls for the Company to use its best efforts to effect the registration of such shares as soon as practicable after April 1, 1998 and has granted certain piggyback registration rights. The Company may delay such registration for a period of not more than ninety calendar days. Such registration shall be effected by preparation and filing by the Company with the Securities and Exchange Commission of a registration statement on Form S-3. The Company will pay all expenses in connection with the registration of such shares.

10. CAPITAL STOCK

Series B Convertible Additional Preferred Stock - In February 1995, the Company issued 634,900 shares of its Class B Convertible Additional Preferred Stock ("Series B Stock") to acquire the remaining 80% of the outstanding common stock of Aegis Safety Holdings, Inc. ("Aegis"), publisher of The Safety Zone catalog. The Series B Stock has a stated value of $10 per share. Non-cumulative dividends will accrue and be paid at 5% per annum during each of the first three years after the February 1995 closing if Aegis attains at least $1 million in earnings before interest and taxes each year. In years four and five, dividends are cumulative and will accrue and be paid at 7% per annum and are not contingent on the achievement of any earnings target. Dividends were not paid in 1997 and 1996 based on The Safety Zone catalog's operating results in each respective year.

The Series B Stock is convertible at any time, at $6.66 per share, subject to antidilution, at the option of the holder and is convertible at the Company's option if the market value of the Company's Common Stock is greater than $6.66 per share, subject to antidilution, for 20 trading days in any consecutive 30 day trading period. If, after five years, the Series B Stock is not converted, it is mandatorily redeemable, at the Company's option, in cash or for 952,352 shares of the Company's Common Stock provided the market value of the stock is at least $6.33 per share, subject to antidilution. If the market value of the Company's Common Stock does not meet this minimum, the redemption rate is subject to adjustment which would increase the number of shares for which the Series B Stock is redeemed. In December 1996, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission registering 952,352 shares of the Company's Common Stock related to the future conversion of the Series B Stock.

The fair value of the Series B Stock, which is based on an independent appraisal, was $.9 million less than the stated value at February 1995. This discount is being amortized over a five year period and resulted in a charge of $.2 million to preferred stock dividends in the consolidated statements of income (loss) in 1997, 1996 and 1995.

Warrants - The warrants outstanding at December 27, 1997 are as  follows:

--------------------------------------------------------------------------------
  Warrants Issued        Exercise Price    Expiration Date
--------------------------------------------------------------------------------
     1,728,923                $2.16            8/01/98
     3,542,292                 2.59            8/01/98
       375,275                 1.95            8/01/98
     5,646,490
--------------------------------------------------------------------------------

All of the above issued warrants are held by NAR and its affiliates. The original terms of these warrant agreements contain certain antidilution provisions which increased, in the aggregate, the warrants by 612,755 from 5,033,735 to 5,646,490 due to the 1996 Rights Offering (Note 9). The antidilution provisions resulted in an adjustment to the previous exercise prices of $2.42, $2.91 and $2.49, respectively.

General - At December 27, 1997, there were 203,755,322 shares of Common Stock and 634,900 shares of Series B Stock outstanding. Additionally, an aggregate of 20,665,576 shares of Common Stock were reserved for issuance pursuant to (i) the exercise of outstanding options, 13,081,249 (ii) the exercise of outstanding warrants, 5,646,490 and (iii) the Executive Equity Incentive Plan, 1,937,837.

Dividend Restrictions - The Company is restricted from paying dividends on its Common Stock or from acquiring its capital stock by certain debt covenants contained in agreements to which the Company is a party.

11. STOCK BASED COMPENSATION PLANS

The Company has established several stock based compensation programs for the benefit of its employees. As discussed in Note 1, the Company adopted the fair value provision of SFAS No 123. The Company has recorded compensation charges of $1.8 million and $.5 million in 1997 and 1996, respectively. The effects of applying SFAS No. 123 for recognizing compensation costs are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996 and additional awards in the future are anticipated. The information below details each of the respective plans, including the changes during the years presented.

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

Options expire five years from the date of grant and generally vest over three to four years. Payment for shares purchased upon the exercise of an option shall be in cash or stock of the Company. If paid in cash, a partial payment may be made with the remainder in installments evidenced by promissory notes at the discretion of the Compensation Committee. Changes in options outstanding, expressed in numbers of shares, are as follows:

----------------------------------------------------------------------------------------------------------------
                                                     1995                  1996                  1997
----------------------------------------------------------------------------------------------------------------
                                                        Weighted               Weighted               Weighted
                                                         Average                Average                Average
                                                        Exercise               Exercise               Exercise
                                              Shares       Price     Shares       Price     Shares       Price
----------------------------------------------------------------------------------------------------------------
 Options outstanding, beginning of period    496,050    $   3.60     90,000    $   2.42     70,000    $   2.11
 Granted                                      70,000    $   2.11         --          --         --          --
 Exercised                                        --          --         --          --         --          --
 Forfeited                                  (142,000)   $   3.50         --          --    (40,000)   $   2.00
 Expired                                    (334,050)   $   3.65    (20,000)   $   3.50         --          --
----------------------------------------------------------------------------------------------------------------
 Options outstanding, end of period           90,000    $   2.42     70,000    $   2.11     30,000    $   2.25
----------------------------------------------------------------------------------------------------------------
 Options exercisable, end of period           20,000    $   3.50     23,333    $   2.11     20,000    $   2.25
----------------------------------------------------------------------------------------------------------------

The options outstanding at December 27, 1997 have weighted average exercise prices of $2.25 with a weighted average contractual life of 2.8 years.

Director's Options - In June 1994, one director was granted non- qualified options to purchase shares at an exercise price of $6.125 per share, of which 50,000 shares will expire in March 2000. In February 1996, four directors were granted options to purchase 5,000 shares each, at the current market price, which at the time was $1.44. These options expire in February 2001.

Executive Equity Incentive Plan - In December 1992, the Board of Directors adopted the 1993 Executive Equity Incentive Plan (the "Incentive Plan"). The Incentive Plan was approved by shareholders at the 1993 Annual Meeting. Pursuant to the Incentive Plan, options to purchase shares of the Company's Common Stock will be granted from time to time by the Compensation Committee of the Board of Directors to selected executives of the Company or its affiliates. For each such option granted up to a maximum of 250,000, the selected executive will receive the right to purchase on a specified date (the "Tandem Investment Date") a number of shares of the Company's Common Stock ("Tandem Shares") equal to one-half the maximum number of shares of the Company's Common Stock covered by such option. An aggregate of 2,400,000 shares of the Company's Common Stock have been reserved for issuance under the Incentive Plan. Company financing is available under the Incentive Plan to pay for the purchase price of the Tandem Shares. Changes in shares and options outstanding, expressed in numbers of shares, for the Incentive Plan are as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                          1995                    1996                       1997
--------------------------------------------------------------------------------------------------------------------------
                                                            Weighted                   Weighted                   Weighted
                                                             Average                    Average                    Average
                                                            Exercise                   Exercise                   Exercise
                                                Shares         Price       Shares         Price       Shares         Price
--------------------------------------------------------------------------------------------------------------------------
 Shares outstanding, beginning of period       753,830                    877,163                  1,062,496
 Shares purchased                              143,333                    202,000                     47,000
 Shares forfeited                              (20,000)                   (16,667)                        --
--------------------------------------------------------------------------------------------------------------------------
 Shares outstanding, end of period             877,163                  1,062,496                  1,109,496
--------------------------------------------------------------------------------------------------------------------------
 Options outstanding, beginning of period    1,073,836         $2.98    1,021,170         $2.66      640,498         $1.73
--------------------------------------------------------------------------------------------------------------------------
 Granted                                       286,666         $2.53      350,000         $1.00       94,000         $1.00
 Forfeited                                    (339,332)        $3.59     (730,672)        $2.68      (70,498)        $2.60
--------------------------------------------------------------------------------------------------------------------------
 Options outstanding, end of period          1,021,170         $2.66      640,498         $1.73      664,000         $1.53
--------------------------------------------------------------------------------------------------------------------------
 Options exercisable, end of period                 --            --      173,832         $2.56      130,000         $2.58
--------------------------------------------------------------------------------------------------------------------------

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997 and 1996: risk free interest rate of 6.06% - 6.37%, expected lives of 6 years, expected volatility of 39.07% - 40.81%, and no expected dividends.

The following table summarizes information about stock options outstanding at December 27, 1997:

----------------------------------------------------------------------------------------------------------------
                                                 Options                             Options
                                             Outstanding                         Exercisable
----------------------------------------------------------------------------------------------------------------
                                                Weighted          Weighted                            Weighted
                             Number              Average           Average            Number           Average
 Range of               Outstanding            Remaining          Exercise       Exercisable          Exercise
 Exercise Prices        at 12/27/97     Contractual Life             Price       at 12/27/97             Price
----------------------------------------------------------------------------------------------------------------
 $.69 to $1.00              444,000                  4.8              $.97                --             $  --
 $2.50 to $3.00             220,000                  2.1             $2.62           130,000             $2.58
 $.69 to $3.00              664,000                  3.9             $1.52           130,000             $2.58
----------------------------------------------------------------------------------------------------------------

Options granted under the Incentive Plan become exercisable three years after the dates of grant and expire six years from the dates of grant. The purchase price is payable in full at the time of purchase in cash or shares of the Company's Common Stock valued at their fair market value or in a combination thereof. The amount of amortization relating to differences between the exercise prices and market value of the Company's common stock on grant dates charged to expense was approximately $(.3) million and $.1 million for 1996 and 1995, respectively, net of forfeitures. No amortization was required in 1997 as all expenses associated with the applicable options were recognized as of the end of 1996 in conjunction with the vesting of the options.

Changes to the notes receivable related to the Incentive Plan are as follows:

-------------------------------------------------------------------------------
                                           1995            1996            1997
-------------------------------------------------------------------------------
 Notes receivable balance,
  beginning of period                $1,522,000      $1,651,000      $1,742,000
 Additions                              229,000         202,000          32,000
 Payments                              (100,000)       (111,000)        (40,000)
 Notes receivable,
  end of period                      $1,651,000      $1,742,000      $1,734,000
-------------------------------------------------------------------------------

Under the terms of the Incentive Plan, the purchase price for shares is based upon the market price at the date of purchase, and payment is made in the form of a 20% cash down payment and a six year note that bears interest at the mid-term applicable federal rate, as determined by the Internal Revenue Service, as of the month of grant of such shares. The Incentive Plan participants purchased shares at prices ranging from $1.00 to $4.94, with the Company accepting notes bearing interest at rates ranging from 5.00% to 7.75%.

All Employee Equity Investment Plan - In December 1992, the Board of Directors adopted the 1993 All Employee Equity Investment Plan (the "Investment Plan"). Such plan was approved by the shareholders at the 1993 Annual Meeting. Each full-time or permanent part-time employee of the Company or its affiliates who has attained the age of 18, has met certain standards of continuous service with the Company or an affiliate of the Company and is not covered by a collective bargaining agreement may participate in the Investment Plan. The plan was terminated on July 31, 1996 and closed to any future purchases.

Under this plan, employees were given the opportunity to purchase shares of the Company's Common Stock at a 40% discount from the average market value of a share of stock over a 20-day period prior to subscription. Shares became vested over a three-year period and upon such date when a participant ceased employment, any unvested shares were forfeited.

Changes in shares outstanding expressed in numbers of shares for the Investment Plan were as follows:

--------------------------------------------------------------------------------
                                               1995          1996          1997
-------------------------------------------------------------------------------
 Shares outstanding, beginning
  of period                                 380,563       508,134       521,032
 Shares purchased                           216,931        80,550            --
 Shares forfeited                           (89,360)      (67,652)      (38,261)
 Shares outstanding,
  end of period                             508,134       521,032       482,771
--------------------------------------------------------------------------------

As of December 27, 1997, a total of 69,550 of outstanding shares are scheduled to vest in February 1998 and August 1998. There are no other outstanding shares purchased under the plan which have not yet been vested.

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

The Chief Executive Officer (the "CEO") Tandem Plan - Pursuant to the Company's Tandem Plan (the "Tandem Plan"), the right to purchase an aggregate of 1,000,000 shares of Common Stock and an option to purchase 2,000,000 shares of Common Stock was approved for issuance to the CEO. The option price represents the average of the low and high fair market value of the Common Stock on August 23, 1996, the date of the closing of the Rights Offering. The option is subject to antidilution provisions and due to the Company's 1996 Rights Offering was adjusted to 1,510,000 shares of Common Stock and 3,020,000 options.

The options expire 10 years from the date of grant and vest over four years. Payment for shares purchased upon the exercise of the option shall be in cash or stock of the Company.

--------------------------------------------------------------------------------
                                            1996                    1997
--------------------------------------------------------------------------------
                                                Weighted                Weighted
                                                 Average                 Average
                                                Exercise                Exercise
                                      Shares       Price      Shares       Price
--------------------------------------------------------------------------------
 Options outstanding,
  beginning of period                     --   $      --   3,020,000   $    1.16
 Granted                           3,020,000   $    1.16          --   $      --
 Exercised                                --   $      --          --   $      --
 Forfeited                                --   $      --          --   $      --
 Expired                                  --   $      --          --   $      --
 Options outstanding,
  end of period                    3,020,000   $    1.16   3,020,000   $    1.16
 Options exercisable,
  end of period                           --   $      --     755,000   $    1.16
 Weighted average
  fair value of
  options granted                      $ .77                      --
--------------------------------------------------------------------------------

The options outstanding at December 27, 1997 have an exercise price of $1.16 with a weighted average contractual life of 8.25 years.

The fair value of the options granted in 1996 was estimated on the date of grant using the Black- Scholes option-pricing model with the following weighted average assumptions: risk free interest rate of 6.79%, expected lives of 9.85 years, expected volatility of 45.02% and no expected dividends.

The CEO Performance Year Plan - Pursuant to the Company's Performance Year Plan (the "Performance Plan"), an option to purchase an aggregate of 1,000,000 shares of Common Stock was approved for issuance to the CEO in 1996. The option price represents the average of the low and high fair market value of the Common Stock on August 23, 1996, the date of the closing of the 1996 Rights Offering.

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

Options outstanding, granted and the weighted average exercise prices are as follows:

--------------------------------------------------------------------------------
                                            1996                    1997
--------------------------------------------------------------------------------
                                                Weighted                Weighted
                                                 Average                 Average
                                                Exercise                Exercise
                                      Shares       Price      Shares       Price
--------------------------------------------------------------------------------
 Options outstanding,
  beginning of period                     --   $      --   1,000,000   $    1.16
 Granted                           1,000,000   $    1.16          --   $      --
 Exercised                                --   $      --          --   $      --
 Forfeited                                --   $      --          --   $      --
 Expired                                  --   $      --          --   $      --
 Options outstanding,
  end of period                    1,000,000   $    1.16   1,000,000   $    1.16
 Options exercisable,
  end of period                           --   $      --     250,000   $    1.16
 Weighted average
  fair value of
  options granted                 $     0.77                      --
--------------------------------------------------------------------------------

The options outstanding at December 27, 1997 have an exercise price of $1.16 with a weighted average contractual life of 8 years.

The fair value of the options granted in 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk free interest rate of 6.79%, expected lives of 9.85 years, expected volatility of 45.02% and no expected dividends.

The CEO Closing Price Option Plan - Pursuant to the Company's Closing Price Option Plan (the "Closing Price Plan"), an option to purchase an aggregate of 2,000,000 shares of Common Stock was approved for issuance to the CEO in 1996. The option price represents the average of the low and high fair market value of the Common Stock on August 23, 1996, the date of the closing of the 1996 Rights Offering.

The options expire 10 years from the date of grant and will become vested upon the Company's stock price reaching a specific target over a consecutive 91 calendar day period as defined by the Compensation Committee of the Board of Directors. The performance period has a range of 6 years beginning August 23, 1996, the date of the closing of the 1996 Rights Offering. Payment for shares purchased upon the exercise of the options shall be in cash or stock of the Company.

Options outstanding, granted and the weighted average exercise prices are as follows:

--------------------------------------------------------------------------------
                                            1996                    1997
--------------------------------------------------------------------------------
                                                Weighted                Weighted
                                                 Average                 Average
                                                Exercise                Exercise
                                      Shares       Price      Shares       Price
--------------------------------------------------------------------------------
 Options outstanding,
  beginning of period                     --   $      --   2,000,000   $    1.16
 Granted                           2,000,000   $    1.16          --   $      --
 Exercised                                --   $      --          --   $      --
 Forfeited                                --   $      --          --   $      --
 Expired                                  --   $      --          --   $      --
 Options outstanding,
  end of period                    2,000,000   $    1.16   2,000,000   $    1.16
 Options exercisable,
  end of period                           --   $      --          --   $    1.16
 Weighted average
  fair value of
  options granted                 $     0.17                      --
--------------------------------------------------------------------------------

The options outstanding at December 27, 1997 have an exercise price of $1.16 with a weighted average contractual life of 8.25 years.

The fair value of the options granted in 1996 was estimated on the date of grant using the Black-Scholes option-price model utilizing a Monte Carlo simulation with the following weighted average assumptions: risk free interest rate of 6.79%, expected lives of 9.85 years, expected volatility of 45.02% and no expected dividends.

The CEO Six Year Stock Option Plan - Pursuant to NAR's Six Year Stock Option Plan (the "Six Year Plan"), an option to purchase an aggregate of 250,000 shares of Common Stock was granted to the CEO by NAR. The option price represents the average of the low and high fair market value of the Common Stock on August 23, 1996, the date of the closing of the 1996 Rights Offering. The option is subject to antidilution provisions and due to the Company's 1996 Rights Offering was adjusted to 377,500 options.

The options expire 6 years from the date of grant and vest after one year. Payment for shares purchased upon the exercise of the options shall be in cash or stock of the Company.

Options outstanding, granted and the weighted average exercise prices are as follows:

--------------------------------------------------------------------------------
                                             1996                   1997
--------------------------------------------------------------------------------
                                                 Weighted               Weighted
                                                  Average                Average
                                                 Exercise               Exercise
                                      Shares        Price    Shares        Price
--------------------------------------------------------------------------------
 Options outstanding,
  beginning of period                     --      $    --   377,500      $  1.16
 Granted                             377,500      $  1.16        --      $    --
 Exercised                                --      $    --        --      $    --
 Forfeited                                --      $    --        --      $    --
 Expired                                  --      $    --        --      $    --
 Options outstanding,
  end of period                      377,500      $  1.16   377,500      $  1.16
 Options exercisable,
  end of period                           --      $    --   377,500      $  1.16
 Weighted average
  fair value of
  options granted                    $  0.60                     --
--------------------------------------------------------------------------------

The options outstanding at December 27, 1997 have an exercise price of $1.16 with a weighted average contractual life of 4.25 years.

The fair value of the options granted in 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk free interest rate of 6.42%, expected lives of 5.85 years, expected volatility of 45.02% and no expected dividends.

The CEO Seven Year Stock Option Plan - Pursuant to NAR's Seven Year Stock Option Plan (the "Seven Year Plan"), an option to purchase an aggregate of 250,000 shares of Common Stock was granted to the CEO by NAR. The option price represents the average of the low and high fair market value of the Common Stock on August 23, 1996, the date of the closing of the 1996 Rights Offering. The option is subject to antidilution provisions and due to the Company's 1996 Rights Offering was adjusted to 377,500 options.

The options expire 7 years from the date of grant and vest after two years. Payment for shares purchased upon the exercise of the options shall be in cash or stock of the Company.

Options outstanding, granted and the weighted average exercise prices are as follows:

--------------------------------------------------------------------------------
                                             1996                   1997
--------------------------------------------------------------------------------
                                                 Weighted               Weighted
                                                  Average                Average
                                                 Exercise               Exercise
                                      Shares        Price     Shares       Price
--------------------------------------------------------------------------------
 Options outstanding,
  beginning of period                     --      $    --    377,500     $  1.16
 Granted                             377,500      $  1.16         --     $    --
 Exercised                                --      $    --         --     $    --
 Forfeited                                --      $    --         --     $    --
 Expired                                  --      $    --         --     $    --
 Options outstanding,
  end of period                      377,500      $  1.16    377,500     $  1.16
 Options exercisable,
  end of period                           --      $    --         --     $  1.16
 Weighted average
  fair value of
  options granted                 $     0.65                      --
--------------------------------------------------------------------------------

The options outstanding at December 27, 1997 have an exercise price of $1.16 with a weighted average contractual life of 5.25 years.

The fair value of the options granted in 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk free interest rate of 6.53%, expected lives of 6.85 years, expected volatility of 45.02% and no expected dividends.

The CEO Eight Year Stock Option Plan - Pursuant to NAR's Eight Year Stock Option Plan (the "Eight Year Plan"), an option to purchase an aggregate of 250,000 shares of Common Stock was granted to the CEO by NAR. The option price represents the average of the low and high fair market value of the Common Stock on August 23, 1996, the date of the closing of the 1996 Rights Offering. The option is subject to antidilution provisions and due to the Company's 1996 Rights Offering was adjusted to 377,500 options.

The options expire 8 years from the date of grant and vest after three years. Payment for shares purchased upon the exercise of the options shall be in cash or stock of the Company.

Options outstanding, granted and the weighted average exercise prices are as follows:

--------------------------------------------------------------------------------
                                             1996                   1997
--------------------------------------------------------------------------------
                                                 Weighted               Weighted
                                                  Average                Average
                                                 Exercise               Exercise
                                      Shares        Price     Shares       Price
--------------------------------------------------------------------------------
 Options outstanding,
  beginning of period                     --      $    --    377,500     $  1.16
 Granted                             377,500      $  1.16         --     $    --
 Exercised                                --      $    --         --     $    --
 Forfeited                                --      $    --         --     $    --
 Expired                                  --      $    --         --     $    --
 Options outstanding,
  end of period                      377,500      $  1.16    377,500     $  1.16
 Options exercisable,
  end of period                           --      $    --         --     $  1.16
 Weighted average
  fair value of
  options granted                    $  0.69                      --
--------------------------------------------------------------------------------

The options outstanding at December 27, 1997 have an exercise price of $1.16 with a weighted average contractual life of 6.25 years.

The fair value of the options granted in 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1996: risk free interest rate of 6.62%, expected lives of 7.85 years, expected volatility of 45.02% and no expected dividends.

The CEO Nine Year Stock Option Plan - Pursuant to NAR's Nine Year Stock Option Plan (the "Nine Year Plan"), an option to purchase an aggregate of 250,000 shares of common stock was granted to the CEO by NAR. The option price represents the average of the low and high fair market value of the Common Stock on August 23, 1996, the date of the closing of the 1996 Rights Offering. The option was subject to antidilution provisions and due to the Company's 1996 Rights Offering was adjusted to 377,500 options.

The options expire 9 years from the date of grant and vest after four years. Payment for shares purchased upon the exercise of the options shall be in cash or stock of the Company.

Options outstanding, granted and the weighted average exercise prices are as follows:

--------------------------------------------------------------------------------
                                             1996                   1997
--------------------------------------------------------------------------------
                                                  Weighted              Weighted
                                                   Average               Average
                                                  Exercise              Exercise
                                       Shares        Price     Shares      Price
--------------------------------------------------------------------------------
 Options outstanding,
  beginning of period                      --      $    --    377,500    $  1.16
 Granted                              377,500      $  1.16         --    $    --
 Exercised                                 --      $    --         --    $    --
 Forfeited                                 --      $    --         --    $    --
 Expired                                   --      $    --         --    $    --
 Options outstanding,
  end of period                       377,500      $  1.16    377,500    $  1.16
 Options exercisable,
  end of period                            --      $    --         --    $  1.16
 Weighted average
  fair value of
  options granted                     $  0.74                      --
--------------------------------------------------------------------------------

The options outstanding at December 27, 1997 have an exercise price of $1.16 with a weighted average contractual life of 7.25 years.

The fair value of the options granted in 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk free interest of 6.73%, expected lives of 8.85 years, expected volatility of 45.02% and no expected dividends.

1996 Stock Option Plan - Pursuant to the Company's 1996 Stock Option Plan (the "1996 Plan"), an aggregate of 7,000,000 shares were approved for issuance to employees of the Company. The option exercise price shall be the fair market value as of the date of grant. The exercise price of incentive stock options granted to an employee who owns more than 10%of the total combined voting power of all classes of stock of the Company shall be equal to 110%of the fair market value of the Company's Common Stock on the date of grant. Options granted may be performance based and all options granted must be specifically identified as incentive stock options or nonqualified options, as defined in the Internal Revenue Code. No employee may be granted stock options in excess of 500,000 shares of the Company's Common Stock and, the aggregate fair market value of Common Stock for which an employee is granted incentive stock options that first became exercisable during any given calendar year shall be limited to $100,000. To the extent such limitation is exceeded, the option shall be treated as nonqualified. Stock options may be granted for terms not to exceed 10 years and shall be exercisable in accordance with the terms and conditions specified in each option agreement. In the case of an employee who owns stock possessing more than 10%of the total combined voting power of all classes of stock, the options must become exercisable within 5 years. Payment for shares purchased upon exercise of options shall be in cash or stock of the Company.

NON-PERFORMANCE BASED

--------------------------------------------------------------------------------
                                       1996                        1997
--------------------------------------------------------------------------------
                                            Weighted                    Weighted
                                             Average                     Average
                                            Exercise                    Exercise
                               Shares          Price        Shares         Price
--------------------------------------------------------------------------------
 Options outstanding,
  beginning of period              --     $       --     1,722,500    $     0.98
 Granted                    1,722,500     $     0.98       882,500    $     1.29
 Exercised                         --     $       --            --    $       --
 Forfeited                         --     $       --      (366,667)   $     1.01
 Expired                           --     $       --            --    $       --
 Options outstanding,
  end of period             1,722,500     $     0.98     2,238,333    $     1.10
 Options exercisable,
  end of period                    --     $       --       460,833    $     0.98
 Weighted average
  fair value of
  options granted          $     0.67                         0.66
--------------------------------------------------------------------------------

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997 and 1996: risk free interest rate of 6.21% and 6.80% respectively, expected lives of 4 and 7 years, respectively, and expected volatility of 59.40% and 45.35%, respectively, and no expected dividends.

The following table summarizes information about stock options outstanding at December 27, 1997:

----------------------------------------------------------------------------------------------------------------
                                                 Options                             Options
                                             Outstanding                         Exercisable
----------------------------------------------------------------------------------------------------------------
                                                Weighted          Weighted                            Weighted
                             Number              Average           Average            Number           Average
 Range of               Outstanding            Remaining          Exercise       Exercisable          Exercise
 Exercise Prices        at 12/27/97     Contractual Life             Price       at 12/27/97             Price
----------------------------------------------------------------------------------------------------------------
 $.69 to $1.00            1,605,833                  5.9             $0.96           460,833             $0.98
 $1.43 to $1.75             632,500                  6.5             $1.46                --             $  --
----------------------------------------------------------------------------------------------------------------
 $.69 to $1.75            2,238,333                  6.0             $1.10           460,833             $0.98
----------------------------------------------------------------------------------------------------------------

PERFORMANCE BASED

--------------------------------------------------------------------------------
                                       1996                        1997
--------------------------------------------------------------------------------
                                             Weighted                   Weighted
                                              Average                    Average
                                             Exercise                   Exercise
                                  Shares        Price       Shares         Price
--------------------------------------------------------------------------------
 Options outstanding,
  beginning of period                 --   $       --    1,722,500    $     0.98
 Granted                       1,722,500   $     0.98      882,500    $     1.29
 Exercised                            --   $       --           --    $       --
 Forfeited                            --   $       --     (392,084)   $     1.01
 Expired                              --   $       --           --    $       --
 Options outstanding,
  end of period                1,722,500   $     0.98    2,212,916    $     1.10
 Options exercisable,
  end of period                       --   $       --      394,610    $     0.98
 Weighted average
  fair value of
  options granted             $     0.67                      0.66
--------------------------------------------------------------------------------

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997 and 1996: risk free interest rate of 6.21% and 6.80%, respectively, expected lives of 4 and 7 years, respectively, expected volatility of 59.40% and 45.35%, respectively, and no expected dividends.

The following table summarizes information about stock options outstanding at December 27, 1997.

----------------------------------------------------------------------------------------------------------------
                                                 Options                             Options
                                             Outstanding                         Exercisable
----------------------------------------------------------------------------------------------------------------
                                                Weighted          Weighted                            Weighted
                             Number              Average           Average            Number           Average
 Range of               Outstanding            Remaining          Exercise       Exercisable          Exercise
 Exercise Prices        at 12/27/97     Contractual Life             Price       at 12/27/97             Price
----------------------------------------------------------------------------------------------------------------
 $.69 to $1.00            1,580,416                  5.9             $0.96           394,610             $0.98
 $1.43 to $1.75             632,500                  6.5             $1.46                --             $  --
----------------------------------------------------------------------------------------------------------------
 $.69 to $1.75            2,212,916                  6.0             $1.10           394,610             $0.98
----------------------------------------------------------------------------------------------------------------

OTHER STOCK AWARDS

During 1997, the Company granted, and the Compensation Committee approved, nonqualified options to certain employees for the purchase of an aggregate of 1,000,000 shares of the Company's Common Stock. The options become vested over three years and expire in 2003.

The options have an exercise price of $1.00 and a remaining contractual life of
5.2 years. The fair value of the options at the date of grant was estimated to be $.52 based on the following weighted average assumptions: risk free interest rate of 6.48%, expected life of 4 years, expected volatility of 59.40% and no expected dividends.

12. EMPLOYEE BENEFIT PLANS

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

The Company's contributions charged to expense for 1997, 1996 and 1995 were approximately $.5 million, $.4 million and $.6 million, respectively.

Supplemental Retirement Plan - The Supplemental Retirement Plan (the "Retirement Plan") allowed eligible employees to make contributions to a trust where the contributions were invested by the trust for each participant in a tax free money market fund. The Company made matching contributions during 1995, 1996 and 1997. Company contributions charged to expense in 1996 and 1995 amounted to approximately $.1 million and $.2 million, respectively. Expense charged in 1997 was not material. This plan was terminated in 1997.

13. INCOME TAXES

At December 27, 1997, the Company had net operating loss carryforwards ("NOLs") totalling $246.7 million which expire as follows: In the year 2001 - $17.3 million, 2003 - $14.6 million, 2004 - $14.3 million, 2005 - $20.6 million, 2006
- $46.9 million, 2007 - $27.7 million, 2010 - $23.1 million, 2011 - $63.1 million and 2012 - $19.1 million. The Company also has $1 million of general business tax credit carry-forwards that expire in 2000 through 2009. The Company's available NOLs for tax purposes consist of $91.4 million of NOLs subject to a $4 million annual limitation under Section 382 of the Internal Revenue Code of 1986 and $155.3 million of NOLs not subject to a limitation. The unused portion of the $4 million annual limitation for any year may be carried forward to succeeding years to increase the annual limitation for those succeeding years.

SFAS No. 109 requires that the future tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be "more likely than not". Despite incurring additional NOLs of $63.1 million in 1996 and $19.1 million in 1997, management believes that the Company will be able to utilize up to $43 million of NOLs based upon the Company's assessment of numerous factors, including its ongoing restructuring and future operating plans.

For the years ended December 27, 1997 and December 28, 1996, the Company maintained its deferred tax asset of $15 million (net of a valuation allowance of $80.1 million in 1997 and $82.6 million in 1996). Management believes that the $15 million net deferred tax asset still represents a reasonable, conservative estimate of the future utilization of the NOLs and the reversal of timing items and will continue to routinely evaluate the likelihood of future profits and the necessity of future adjustments to the deferred tax asset valuation allowance.

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

The Company's Federal income tax provision was zero in 1995, 1996 and 1997. The Company's provision for state income taxes was $1.0 million in 1995, $1.0 million in 1996 and $1.0 million in 1997.

A reconciliation of the Company's net loss for financial statement purposes to taxable loss for the years ended December 30, 1995, December 28, 1996 and December 27, 1997 is as follows (in thousands):

--------------------------------------------------------------------------------
                                                 1995         1996         1997
-------------------------------------------------------------------------------
 (Loss) before income taxes                 $ (27,150)   $(102,895)   $  (9,877)
 Extraordinary item                            (1,837)      (1,134)          --
 Differences between income before
  taxes for financial statement
  purposes and taxable income:
 State income taxes                            (1,003)      (1,000)        (999)
 Differences attributable to
  subsidiary not included in
  Company's tax return                           (313)          --           --
 Permanent differences                          1,147       14,917          402
 Net change in temporary
  differences                                   6,048       26,983       (8,670)
 Taxable loss                               $ (23,108)   $ (63,129)   $ (19,144)
-------------------------------------------------------------------------------

The components of the net deferred tax asset at December 27, 1997 are as follows (in millions):

--------------------------------------------------------------------------------
                                                                Non-
                                                    Current   current     Total
-------------------------------------------------------------------------------
 Federal tax NOL and business
  tax credit carry forwards                                      87.4      87.4
 Allowance for doubtful accounts                        1.2                 1.2
 Inventories                                             .4                  .4
 Prepaid catalog costs                                 (2.2)               (2.2)
 Property and equipment                                          (0.2)     (0.2)
 Excess of net assets of
  acquired business                                              (0.9)     (0.9)
 Mailing Lists                                                    0.8       0.8
 Accrued liabilities                                    4.1                 4.1
 Customer prepayments
  and credits                                           2.1                 2.1
 Deferred Credits                                                 0.4       0.4
 Tax basis in net assets of
  discontinued operations in excess
  of financial statement amount                         0.8                 0.8
 Executive Incentive Plan                                         0.8       0.8
 Other                                                            0.4       0.4
 Deferred Tax Asset                                     6.4      88.7      95.1
 Valuation allowance                                   (3.1)    (77.0)    (80.1)
 Deferred Tax Asset, net                                3.3      11.7      15.0
-------------------------------------------------------------------------------

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

Total tax expense for each of the three fiscal years presented differ from the amount computed by applying the Federal statutory tax rate due to the following:

--------------------------------------------------------------------------------
                                                 1995         1996         1997
                                              Percent      Percent      Percent
                                           of Pre-tax   of Pre-tax   of Pre-tax
                                               Income         Loss         Loss
--------------------------------------------------------------------------------
 Tax (benefit) at Federal statutory rate        (35.0)%      (35.0)%     (35.0)%
 State and local taxes                            2.4          0.6         6.6
 Net increase in (reversal of)
  temporary differences
   Depreciation and amortization                  3.5          4.0         2.0
   Deferred compensation                          2.5           --        11.3
   Restructuring reserves                          --          5.3       (23.5)
   Inventory                                      4.6         (0.4)      (17.3)
   Prepaid catalog costs                          0.4         (1.1)        9.4
   Allowance for doubtful accounts                1.0          1.1        (7.8)
   Other                                         (4.2)         0.3        (4.9)
 Tax NOLs for which no benefit
  could be recognized                            27.0         21.1        67.9
 Permanent differences                            1.5          5.1         1.4
                                                  3.7)%        1.0%       10.1%
--------------------------------------------------------------------------------

14. LEASES

Certain leases to which the Company is a party provide for payment of real estate taxes and other expenses. Most leases are operating leases and include various renewal options with specified minimum rentals. Rental expense for operating leases related to continuing operations were as follows (in thousands):

--------------------------------------------------------------------------------
                                         1995           1996              1997
--------------------------------------------------------------------------------
 Minimum rentals                      $13,070        $12,931           $12,013
--------------------------------------------------------------------------------

Future minimum lease payments under noncancelable operating and capital leases relating to continuing operations that have initial or remaining terms in excess of one year, together with the present value of the net minimum lease payments as of December 27, 1997, are as follows (in thousands):

                                               Operating                Capital
 Year Ending                                      Leases                 Leases
--------------------------------------------------------------------------------
 1998                                            9,384.4                  551.1
 1999                                            7,098.9                   51.2
 2000                                            5,516.1                    4.0
 2001                                            4,755.1                    4.0
 2002                                            4,673.5                    4.0
 Thereafter                                     21,492.4                     --
--------------------------------------------------------------------------------
 Total minimum lease payments                   52,920.4                  614.3
 Less amount representing interest (a)                                     29.3
 Present value of minimum lease payments (b)                              585.0
--------------------------------------------------------------------------------

(a) Amount necessary to reduce net minimum lease payments to present value calculated at the Company's incremental borrowing rate at the inception of the leases.
(b) Reflected in the balance sheet as current and noncurrent capital lease obligations of $1,344,000 and $482,000 at December 28, 1996 and $518,000 and
$67,000 at December 27, 1997, respectively.

The future minimum lease payments under noncancelable leases that remain from the discontinued restaurant operations as of December 27, 1997 are as follows:
1998 - $.9 million; 1999 - $.9 million; 2000 - $.9 million; 2001 - $.8 million;
2002 - $.5 million; and thereafter $1.1 million. The above amounts exclude annual sublease income from subleases which have the same expiration as the underlying leases as follows:1998 - $1.0 million, 1999 - $ .9 million, 2000 - $.9 million, 2001 - $.7 million, 2002 - $.4 million and thereafter $.8 million.

In connection with the Company's investment in Blue Ridge Associates, a subsidiary of the Company is contingently liable with respect to the lease obligation related to the apparel distribution center in Roanoke, VA. The Company does not guarantee the indebtedness associated with the Roanoke apparel center held by Blue Ridge Associates.

15. CHANGES IN MANAGEMENT AND
EMPLOYMENT AGREEMENTS

Jack E. Rosenfeld resigned as President and Chief Executive Officer and as a Director of the Company effective December 30, 1995. In connection with such resignation, the Company and Mr. Rosenfeld entered into a Termination of Employment Agreement, dated December 30, 1995 (the "Termination Agreement"), providing for the termination of (i) the Employment Agreement, dated as of October 25, 1991, between the Company and Mr. Rosenfeld, and (ii) all benefits, salary and perquisite provided for therein except for (a) benefits, salary and perquisite earned and accrued up to December 30, 1995, (b) salary of $500,000 through December 31, 1996, and (c) benefits including (I) continued disability and term life insurance in amounts not less than the amounts in force on the date of the Termination Agreement for a three-year period and (II) the right to continue to participate in the Company's medical plans to the extent he is eligible for up to three years from the date of the Termination Agreement. The Termination Agreement calls for Mr. Rosenfeld to serve as a Director Emeritus of the Company and allowed Mr. Rosenfeld to attend meetings of the Board of Directors and participate in Board discussions for a one-year period, but Mr. Rosenfeld had no right to vote on any matters that came before the Board of Directors. The Termination Agreement precluded Mr. Rosenfeld for a one-year period from competing with the Company under certain circumstances.

On March 7, 1996, Rakesh K. Kaul was named President and Chief Executive Officer and elected to the Board of Directors of the Company. Effective that date, Mr. Kaul entered into an Executive Employment Agreement (the "Employment Agreement") which provides for an "at will" term commencing on March 7, 1996 at a base salary of $525,000 per year. The Employment Agreement also provides for Mr. Kaul's participation in the Short-Term Incentive Plan for Rakesh K. Kaul. That plan, which was approved by the shareholders at the June 20, 1996 shareholders meeting, provides for an annual bonus of between 0% and 125% of Mr. Kaul's base salary, depending on the attainment of various performance objectives as determined in accordance with objective formulae or standards to be adopted by the Compensation Committee as part of the performance goals for each such year. The Employment Agreement also provides for Mr. Kaul's participation in the Long-Term Incentive Plan for Rakesh K. Kaul. That plan, which was approved by the shareholders at the June 20, 1996 shareholders meeting, provides for the purchase by Mr. Kaul of 1,000,000 shares of Common Stock at their fair market value; an option expiring March 7, 2006 for the purchase of 2,000,000 shares of (the "Tandem Plan") Common Stock; an option expiring March 7, 2006 to purchase 2,000,000 shares of Common Stock (the "Closing Price Plan") exercisable only upon satisfaction of the condition that the closing price of the Common Stock has attained an average of $7.00 per share during a 91-day period ending on or before March 7, 2002; an option expiring March 7, 2006 to purchase 1,000,000 shares of Common Stock at their fair market value, subject to the attainment of certain objective performance goals to be set by the Compensation Committee; and four options expiring March 7, 2002, and the first three anniversaries thereof, respectively, for the purchase of 250,000 shares of Common Stock each, granted by NAR, the Company's majority shareholder (the "NAR Options"). As a result of the 1996 Rights Offering, Mr. Kaul was granted an additional .51 shares for each share of Common Stock he was granted under the Tandem Stock Purchase Right, the Tandem Option, and the NAR Options (collectively, the "Award Shares") which resulted in his being granted 1,510,000 shares, 3,020,000 options and 1,510,000 options, respectively. The Employment Agreement also provides for the grant of registration rights under the Securities Act of 1993, as amended (the "Securities Act"), for shares of Common Stock owned by Mr. Kaul. Pursuant to the Employment Agreement, the Company will make Mr. Kaul whole, on an after-tax basis, for various relocation and temporary living expenses related to his employment with the Company. In the event that Mr. Kaul's employment is actually or constructively terminated by the Company, other than for cause, he will be entitled for a 12-month period commencing on the date of his termination to (i) a continuation of his base salary, (ii) continued participation in the Company's medical, dental, life insurance and retirement plans offered to senior executives of the Company, and (iii) a bonus, payable in 12 equal installments, equal to 100% of his base salary (at the rate in effect immediately prior to such termination). In addition, Mr. Kaul will be entitled to receive (i) to the extent not previously paid, the short-term bonus payable to Mr. Kaul for the year preceding the year of termination and (ii) for the year in which Mr. Kaul's employment is terminated, an additional bonus equal to his annual base salary for such year, pro-rated to reflect the portion of such year during which Mr. Kaul is employed. Mr. Kaul's employment will be deemed to be constructively terminated by the Company in the event of a change in control (as defined in the Employment Agreement), the Company's bankruptcy, a material diminution of his responsibilities, or a relocation of the Company's headquarters outside the New York metropolitan area without his prior written consent. In the event that Mr. Kaul's employment terminates other than as a result of a termination by the Company, Mr. Kaul will not be entitled to any payment or bonus, other than any short-term bonus he is entitled to receive from the year prior to termination.

16. RELATED PARTY TRANSACTIONS

At December 27, 1997, current and former officers and executives of the Company owed the Company approximately $3.0 million of which approximately $1.7 million relates to receivables, excluding accrued interest, under the Executive Equity Incentive Plan. These amounts due to the Company bear interest at rates ranging from 5.00% to 7.75% and are due from 1999 to 2002. An additional $1.0 million relates to a receivable, excluding accrued interest, under the Long-Term Incentive Plan for Rakesh K. Kaul.

At December 27, 1997, NAR and Richemont owned approximately 46 % and 20 % of the Company's common stock, respectively.

17. COMMITMENTS AND CONTINGENCIES

The Company is involved in various routine lawsuits of a nature which are deemed customary and incidental to its business. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on the Company's financial position or results of operations.

In connection with certain discontinued restaurant transactions, the Company remains contingently liable with respect to lease obligations for 6 restaurant properties, should the buyers fail to perform under the agreements. The future minimum lease payments as of December 27, 1997 are as follows (in thousands):
1998 - $.4; 1999 - $.4; 2000 - $.4; 2001 - $.4; 2002 - $.3, and thereafter $.9.

18. SELECTED QUARTERLY FINANCIAL INFORMATION
(UNAUDITED)

--------------------------------------------------------------------------------
 (in thousands,                    First       Second        Third       Fourth
 except per share amounts)       Quarter      Quarter      Quarter      Quarter
--------------------------------------------------------------------------------
1996
Revenues                       $ 165,527    $ 180,195    $ 156,732    $ 197,860
Gross profit                      55,989       59,912       41,152       63,006
Loss from operations              (7,733)      (9,896)     (25,621)     (51,247)
Net (loss)                        (9,477)     (12,520)     (29,565)     (53,467)
Preferred stock dividends            (59)         (59)         (59)         (48)
Net (loss) applicable to
 Common Shareholders           $  (9,536)   $ (12,579)   $ (29,624)   $ (53,515)
Net (loss) per share -
 basic and diluted             $    (.10)   $    (.13)   $    (.26)   $    (.37)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
 (in thousands,                     First       Second        Third       Fourth
 except per share amounts)        Quarter      Quarter      Quarter      Quarter
--------------------------------------------------------------------------------
1997
Revenues                        $ 129,725    $ 133,750    $ 122,597   $ 171,566
Gross profit                       43,663       47,210       42,228      66,318
Income (loss) from operations      (4,339)      (3,142)      (1,677)      7,309
Net income (loss)                  (6,621)      (5,648)      (3,421)      4,814
Preferred stock dividends             (48)         (47)         (47)        (48)
Net income (loss) applicable
 to Common Shareholders         $  (6,669)   $  (5,695)   $  (3,468)  $   4,766
Net income (loss) per
 share - basic and diluted      $    (.05)   $    (.04)   $    (.02)  $     .02
--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)      Identification of Directors:

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A.

(b)      Identification of Executive Officers:

                                              TITLE AND OTHER                                                 OFFICE HELD
NAME                             AGE          INFORMATION (a)                                                    SINCE
----------------------------    -----         -------------------------------------------------------------   -----------
Rakesh K. Kaul                   46           President, Chief Executive Officer and Director since March         1996
                                              7, 1996.  From 1995 until February, 1996, Mr. Kaul was the
                                              Vice Chairman and Chief Operating Officer of Fingerhut
                                              Companies, Inc. From January 1992 until March 1995, Mr.
                                              Kaul was also the Executive Vice President and Chief
                                              Administrative Officer of Fingerhut.  Prior to January
                                              1992, Mr. Kaul was the Senior Vice President, Strategy and
                                              Finance and a director at Shaklee Corporation.

Michael Lutz                     55           Executive Vice President-Chief Operating Officer since              1994
                                              March 1998.  From September 1994 to March 1998, he was
                                              Executive Vice President-Operations of the Company. Prior
                                              to September 1994, Mr. Lutz held various positions with
                                              New Hampton, Inc./Avon Direct Response.

Larry J. Svoboda                 49           Senior Vice President and Chief Financial Officer since             1996
                                              September 25, 1996. From 1987 to September 1996, Mr.
                                              Svoboda was the Chief Financial Officer of the Florsheim
                                              Shoe Company. Prior to 1987, Mr. Svoboda was with the Sara
                                              Lee Corporation.

Richard B. Hoffman               51           Senior Vice President and Chief Marketing Officer since             1998
                                              March 1998. Prior to March 1998, Mr. Hoffman was engaged
                                              in private marketing consulting from March 1997.  Mr.
                                              Hoffman was President and Chief Operating Officer of
                                              Jayhawk Acceptance Corporation from February 1996 to March
                                              1997.  Prior to February 1996, Mr. Hoffman was a Senior
                                              Vice President at Fingerhut Companies, Inc.

                                              TITLE AND OTHER                                                 OFFICE HELD
NAME                             AGE          INFORMATION (a)                                                    SINCE
----------------------------    -----         -------------------------------------------------------------   -----------
Michael D. Contino               37           Senior Vice President and Chief Information Officer since           1996
                                              December 1996. Mr. Contino joined the Company in 1995 as
                                              Director of Computer Operations and Telecommunications.
                                              Prior to 1995, Mr. Contino was the Senior Manager of I.S.
                                              Operations at New Hampton, Inc., a subsidiary of Spiegel,
                                              Inc.

Ralph Bulle                      48           Senior Vice President - Human Resources since June 1996.            1996
                                              Mr. Bulle joined the Company in 1993 as Vice President -
                                              Human Resources. Prior to 1993, Mr. Bulle was Senior Vice
                                              President - Operations & Human Resources for Seaman
                                              Furniture Company.

Edward J. O'Brien                54           Senior Vice President and Treasurer since March 1991.               1991
                                              Secretary since May 1996.  Mr. O'Brien joined the Company
                                              in 1986 and was elected Vice President in 1988.

William C. Kingsford             51           Vice President and Corporate Controller since May 1997.             1997
                                              Prior to May 1997, Mr. Kingsford was Vice President and
                                              Chief Internal Auditor at Melville Corporation.

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

                                                                                      PAGE NO.
         1.     Index to Financial Statements

                Report of Independent Public Accountants - Hanover
                Direct, Inc. and Subsidiaries Financial Statements                       20

                Consolidated Balance Sheets as of December 28, 1996
                and December 27, 1997                                                    21

                Consolidated Statements of Income (Loss) for the years
                ended December 30, 1995, December 28, 1996 and December
                27, 1997                                                                 22

                Consolidated Statements of Cash Flows for the years
                ended December 30, 1995, December 28, 1996 and December                  23
                27, 1997

                Consolidated Statements of Shareholders' Equity for the
                years ended December 30, 1995, December 28, 1996 and
                December 27, 1997                                                        24

                Notes to Consolidated Financial Statements for the
                years ended December 30, 1995, December 28, 1996 and
                December 27, 1997                                                        26

         2.     Index to Financial Statement Schedule

                Schedule II -- Valuation and Qualifying Accounts                         46

                Schedules other than that listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3.     Exhibits

                The exhibits required by Item 601 of Regulation S-K
                filed as part of, or incorporated by reference in, this
                report are listed in the accompanying Exhibit Index.                    47

(b) Reports on Form 8-K: Current Report on Form 8-K dated December 18, 1997 reporting pursuant to Item 8 the Company's change in fiscal year.

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

                                        HANOVER DIRECT, INC.
                                        (registrant)

Date: March 26, 1998                    By:  /s/ Rakesh K. Kaul
                                             ------------------
                                             Rakesh K. Kaul
                                             President and Chief
                                             Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated below.

Principal Financial Officer:

         /s/ Larry J. Svoboda
         -------------------------------------
         Larry J. Svoboda
         Senior Vice President and
         Chief Financial Officer

         Board of Directors:

         /s/ Ralph Destino                         /s/ Edmund R. Manwell
         -------------------------------------     ----------------------------
         Ralph Destino, Director                   Edmund R. Manwell, Director


         /s/ J. David Hakman                       /s/ Shailesh J. Mehta
         -------------------------------------     ----------------------------
         J. David Hakman, Director                 Shailesh J. Mehta, Director

         /s/ Rakesh K. Kaul                        /s/ Jan P. du Plessis
         -------------------------------------     ----------------------------
         Rakesh K. Kaul, Director                  Jan P. du Plessis, Director

         /s/ S. Lee Kling
         -------------------------------------     ----------------------------
         S. Lee Kling, Director                    Alan G. Quasha, Director

                                                   /s/ Howard M.S. Tanner
         -------------------------------------     ----------------------------
         Theodore H. Kruttschnitt, Director        Howard M.S. Tanner, Director

         /s/ Elizabeth Valk Long                   /s/ Robert F. Wright
         -------------------------------------     ----------------------------
         Elizabeth Valk Long, Director             Robert F. Wright, Director

Date: March 26, 1998

                                                                     Schedule II

                              Hanover Direct, Inc.

                       VALUATION AND QUALIFYING ACCOUNTS
                Years Ended December 27, 1997, December 28, 1996
                             and December 30, 1995


   Column A                                       Column B         Column C                           Column D            Column E
----------------------------------------------------------------------------------------------------------------------------------
                                                                          Additions
                                                Balance at       Charged to        Charged to
                                                 Beginning        Costs and    Other Accounts       Deductions          Balance at
   Description                                   of Period         Expenses          Describe         Describe       End of Period
----------------------------------------------------------------------------------------------------------------------------------
1997:
   Allowance for Doubtful Accounts
    Receivable, Current                      $   6,419,000        3,973,000                          5,637,000(1)   $    4,755,000
   Reserves for Discontinued Operations          1,722,000                                             368,000(2)        1,354,000
   Restructuring Reserve                         9,504,000         (400,000)                         3,680,000(2)        5,424,000
   Reserves for Sales Returns                    9,036,000       76,507,000                         79,500,000(2)        6,043,000
   Deferred Tax Asset Valuation Allowance       82,600,000                         (2,500,000)(4)                       80,100,000
   Allowance for Net Unrealized Losses on
    Convertible Debt Securities                   1,888,000                                           1,888,000(1)               --
----------------------------------------------------------------------------------------------------------------------------------
1996:
   Allowance for Doubtful Accounts
    Receivable, Current                      $   3,988,000        6,805,000                          4,374,000(1)   $    6,419,000
   Reserves for Discontinued Operations          1,639,000                             83,000(2)                         1,722,000
   Restructuring Reserve                                          9,504,000                                              9,504,000
   Reserves for Sales Returns                    5,535,000      106,836,000                        103,335,000(2)        9,036,000
   Deferred Tax Asset Valuation Allowance       48,500,000                         34,100,000(4)                        82,600,000
   Allowance for Net Unrealized Losses on
    Convertible Debt Securities                   1,000,000          888,000                                              1,888,000
----------------------------------------------------------------------------------------------------------------------------------
1995:
   Allowance for Doubtful Accounts
    Receivable, Current                      $   3,912,000        4,796,000            42,000(3)     4,762,000(1)   $    3,988,000
   Reserves for Discontinued Operations          1,668,000                                              29,000(2)        1,639,000
   Reserves for Sales Returns                    6,023,000      103,602,000                        104,090,000(2)        5,535,000
   Deferred Tax Asset Valuation Allowance       38,600,000                          9,900,000(4)                        48,500,000
   Allowance for Net Unrealized Losses
    on Convertible Debt Securities               1,000,000                                                               1,000,000
----------------------------------------------------------------------------------------------------------------------------------

(1) Accounts written-off.
(2) Utilization of reserves.
(3) Represents acquired allowance for doubtful accounts receivable.
(4) Represents the change in the valuation allowance offset by the change in the gross tax asset.

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

      3.1 Restated Certificate of Incorporation. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

      3.2 Certificate of Correction filed to correct a certain error in the Restated Certificate of Incorporation. FILED HEREWITH.

      3.3 By-laws. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1997.

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

4.10 Second Amendment to Warrant Agreement between the Company and IMR dated as of August 23, 1996. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

4.11 Second Amendment to Warrant Agreement between the Company and NAR dated as of August 23, 1996.

                  Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

4.12 Third Amendment to Warrant Agreement between the Company and NAR dated as of August 23, 1996. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

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

10.4 Amendment No. 2 to the Account Purchase Agreement dated as of June 1, 1995 among the Company, HDPI, Brawn, Gump's, Gump's By Mail, Gump's Holdings and GECC. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

10.5 Waiver and Amendment No. 3 to the Account Purchase Agreement dated as of December 14, 1995 among the Company, HDPI, Brawn and GECC. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

10.6 Amendment No. 4 to the Amended and Restated Account Purchase Agreement dated as of June 28, 1996 among the Company, HDPI, Brawn, Gump's, Gump's by Mail, Gump's Holdings and GECC. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.7 Form of Stock Option Agreement between the Company* and certain Directors of the Company, as amended. Incorporated by reference to the Company's* Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

10.8 Termination of Employment Agreement and Employment and Consulting Agreement dated as of December 31, 1995 between the Company and Jack E. Rosenfeld. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.9              Registration Rights Agreement between the Company and Rakesh
                  K. Kaul, dated as of August 23, 1996.

                  Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

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

10.15 Executive Equity Incentive Plan, as amended. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.16 Form of Supplemental Retirement Plan. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 1, 1994.

10.17 1996 Stock Option Plan, as amended. Incorporated by reference to the Company's 1997 Proxy Statement.

10.18 Loan and Security Agreement dated as of November 14, 1995 by and among Congress Financial Corporation ("Congress"), Hanover Direct Pennsylvania, Inc. ("HDPA"), Brawn of California, Inc. ("Brawn"), Gump's by Mail, Inc. ("Gump's by Mail"), Gump's Corp.("Gump's"), The Company Store, Inc. ("The Company Store"), Tweeds, Inc. ("Tweeds"), LWI Holdings, Inc.("LWI"), Aegis Catalog Corporation ("Aegis"), Hanover Direct Virginia, Inc. ("HDVA") and Hanover Realty Inc. ("Hanover Realty"). Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

10.19 First Amendment to Loan and Security Agreement dated as of February 22, 1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.20 Second Amendment to Loan and Security Agreement dated as of April 16, 1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and Austad. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.21 Third Amendment to Loan and Security Agreement dated as of May 24, 1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and Austad. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.22 Fourth Amendment to Loan and Security Agreement dated as of May 31, 1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and Austad. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.23 Fifth Amendment to Loan and Security Agreement dated as of September 11, 1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and Austad. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.24 Sixth Amendment to Loan and Security Agreement dated as of December 5, 1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and Austad. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.25 Seventh Amendment to Loan and Security Agreement dated as of December 18, 1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and Austad. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.26 Eighth Amendment to Loan and Security Agreement dated as of March 26, 1997 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and Austad. FILED HEREWITH

10.27 Ninth Amendment to Loan and Security Agreement dated as of April 18, 1997 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and Austad. FILED HEREWITH

10.28 Tenth Amendment to Loan and Security Agreement dated as of October 31, 1997 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The

                  Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and Austad. FILED HEREWITH

10.29 Eleventh Amendment to Loan and Security Agreement dated as of March 25, 1998 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and Austad. FILED HEREWITH

10.30 Subordination Agreement, dated as of November 14, 1995, among Congress, IMR, and the Trustee. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

10.31 Long-Term Incentive Plan for Rakesh K. Kaul. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.32 Short-Term Incentive Plan for Rakesh K. Kaul. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.33 Employment Agreement dated as of March 7, 1996 between the Company and Rakesh K. Kaul. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.34 Tandem Option Plan dated as of August 23, 1996 between the Company and Rakesh K. Kaul. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.35 Closing Price Option dated as of August 23, 1996 between the Company and Rakesh K. Kaul. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.36 Performance Price Option dated as of August 23, 1996 between the Company and Rakesh K. Kaul. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.37 Six-Year Stock Option dated as of August 23, 1996 between NAR and Rakesh K. Kaul. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.38 Seven-Year Stock Option dated as of August 23, 1996 between NAR and Rakesh K. Kaul. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.39 Eight-Year Stock Option dated as of August 23, 1996 between NAR and Rakesh K. Kaul. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.40 Nine-Year Stock Option dated as of August 23, 1996 between NAR and Rakesh K. Kaul. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.41 Letter of Credit, dated December 18, 1996, from Swiss Bank Corporation, New York Branch in favor of Fleet National Bank, as trustee. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.42 Substitute Letter of Credit, dated February 18, 1998, from Swiss Bank Corporation, Stamford Branch ("Swiss Bank") in favor of State Street Bank and Trust Company, as trustee. FILED HEREWITH.


10.43 Reimbursement Agreement, dated as of December 18, 1996, by and between Swiss Bank and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.44 First Amendment to Reimbursement Agreement, dated as of February 18, 1998, by and between Swiss Bank and the Company. FILED HEREWITH.

10.45 Hanover Indemnity Agreement, dated as of December 18, 1996, between Richemont Finance S.A. ("Richemont") and the Company, HDPI, Brawn, Gump's, Gump's by Mail, The Company Store, Tweeds, LWI, Aegis, HDVA and Hanover Realty. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.46 Subordination Agreement, dated as of December 18, 1996, between Congress and Swiss Bank. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.47 Subordination Agreement, dated as of December 18, 1996 between Congress and Richemont. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.48 Series A Note Agreement, dated as of November 9, 1994, between the Company and Norwest Bank Minnesota, N.A. ("Norwest"), as trustee. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.49 Placement Agreement, dated as of November 9, 1994, by and between the Company and NationsBank of North Carolina, N.A. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.50 Remarketing and Interest Services Agreement, dated as of November 9, 1994, by and between the Company and NationsBank of North Carolina, N.A. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.51 First Supplemental Series A Note Agreement, dated as of December 29, 1995, between the Company and Norwest. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.52 First Amendment to Placement Agreement, dated as of December 29, 1995 by and between the Company and NationsBank of North Carolina, N.A. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.53 First Amendment to Remarketing and Interest Services Agreement, dated as of December 29, 1995 by and between the Company and NationsBank of North Carolina, N.A. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.54 Second Supplemental Series A Note Agreement, dated as of December 18, 1996, between the Company and Norwest. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.55 Second Amendment to Series A Note, dated December 18, 1996 made by the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.56 Second Amendment to Placement Agreement, dated as of December 18, 1996 by and between the Company and NationsBank of North Carolina, N.A. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.57 Second Amendment to Remarketing and Interest Services Agreement, dated as of December 18, 1996 by and between the Company and NationsBank of North Carolina, N.A. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.58 Series B Note Agreement dated as of April 25, 1995, between the Company and Norwest. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.59 First Amendment to Series B Note Agreement, dated as of December 29, 1995, between the Company and Norwest. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.60 Second Amendment to Series B Note Agreement, dated as of December 18, 1996, between the Company and Norwest. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.61 Second Amendment to Series B Note, dated December 18, 1996 made by the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.62 Series B Letter of Credit, dated as of December 18, 1996, issued by Swiss Bank. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.63 Amendment to Series B Letter of Credit, dated as of February 18, 1998, between Swiss Bank and Norwest. FILED HEREWITH.

10.64             NAR Promissory Note dated as of September 11, 1996.
                  Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.65 Series A Letter of Credit, dated as of December 18, 1996, issued by Swiss Bank. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.66 Amendment to Series A Letter of Credit, dated as of February 18, 1998, between Swiss Bank and Norwest. FILED HEREWITH.

10.67 First Amendment to Series A Note, dated as of December 29, 1995 made by Hanover Direct, Inc. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.68 $10,000,000 Series B Note, dated as of April 27, 1995 and made by Hanover Direct, Inc. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.69 First Supplemental Series B Note Agreement, dated as of December 29, 1995. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.70 $10,000,000 Series A Note, dated as of November 9, 1994 and made by Hanover Direct, Inc. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

10.71 Stock Purchase Agreement, dated as of November 4, 1997, by and between the Company and SMALLCAP World Fund, Inc. ("SMALLCAP") FILED HEREWITH.

10.72 Registration Rights Agreement, dated as of November 4, 1997, by and between the Company and SMALLCAP. FILED HEREWITH.

21.1              Subsidiaries of the Registrant. FILED HEREWITH

23.1              Consent of Independent Public Accountants. FILED HEREWITH

27.1              Financial Data Schedule. **/FILED HEREWITH

* Hanover Direct, Inc., a Delaware corporation, is the successor by merger to The Horn & Hardart Company and The Hanover Companies.

**       EDGAR filing only.