Form 10-Q
period 1998-03-28
HANOVER DIRECT INC
filed 1998-05-11
CIK 320333

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended MARCH 28, 1998

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


                                 (201) 863-7300
                               (Telephone number)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Common stock, par value $.66 2/3 per share: 203,899,156 shares outstanding as of May 4,1998.

                              HANOVER DIRECT, INC.

                                    FORM 10-Q

                                 MARCH 28, 1998

                                      INDEX


                                                                                              Page
                                                                                              ----
Part I - Financial Information

    Item 1.  Financial Statements
       Condensed Consolidated Balance Sheets -
         December 27, 1997 and March 28, 1998................................................  3

       Condensed Consolidated Statements of Income (Loss) - thirteen weeks ended
         March 29, 1997 and March 28, 1998...................................................  5

       Condensed Consolidated Statements of Cash Flows - thirteen weeks ended
         March 29, 1997 and March 28, 1998...................................................  6

       Notes to Condensed Consolidated Financial Statements - thirteen weeks ended March 29, 1997 and March 28, 1998.............................................  7

    Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition
       and Results of Operations............................................................  11

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................  13

Part II - Other Information

    Item 6.  Exhibits and Reports on Form 8-K...............................................  14

     Signatures.............................................................................  15

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 27, 1997 AND MARCH 28, 1998
(UNAUDITED)
(IN THOUSANDS)



                                                           DECEMBER 27,     MARCH 28,
                                                              1997             1998
                                                           ---------        ---------
ASSETS

Current Assets:
     Cash and cash equivalents                             $  14,758        $   2,208
     Accounts receivable, net                                 17,684           16,106
     Accounts receivables under financing agreement           21,918           19,747
     Inventories                                              64,330           66,884
     Prepaid catalog costs                                    20,684           27,158
     Deferred tax asset, net                                   3,300            3,300
     Other current assets                                      3,083            3,645
                                                           ---------        ---------
                          Total Current Assets               145,757          139,048
                                                           ---------        ---------
Property and equipment, at cost:
     Land                                                      4,909            4,754
     Buildings and building improvements                      16,486           16,486
     Leasehold improvements                                    9,040            9,065
     Furniture, fixtures and equipment                        47,210           47,668
     Construction in progress                                  4,519            6,708
                                                           ---------        ---------
                                                              82,164           84,681
     Accumulated depreciation and amortization               (29,712)         (31,786)
                                                           ---------        ---------
                          Net Property and Equipment          52,452           52,895


Goodwill, net                                                 17,412           17,282
Deferred tax asset, net                                       11,700           11,700
Other assets, net                                              2,978            3,404
                                                           ---------        ---------
                         Total Assets                      $ 230,299        $ 224,329
                                                           =========        =========




See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
DECEMBER 27, 1997 AND MARCH 28, 1998
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                           DECEMBER 27,      MARCH 28,
                                                                              1997             1998
                                                                           ---------        ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt and capital lease obligations        $   5,305        $   5,137
    Accounts payable                                                          58,799           53,084
    Accrued liabilities                                                       30,259           23,748
    Customer prepayments and credits                                           3,824            3,488
                                                                           ---------        ---------
                 Total Current Liabilities                                    98,187           85,457
                                                                           ---------        ---------

Non-current Liabilities:
    Long-term debt                                                            32,668           45,605
    Obligations under receivable financing                                    21,918           19,747
    Capital lease obligations                                                     67               38
    Other                                                                      1,908            1,942
                                                                           ---------        ---------
                 Total Noncurrent Liabilities                                 56,561           67,332
                                                                           ---------        ---------
                 Total Liabilities                                           154,748          152,789
                                                                           ---------        ---------
Commitments and Contingencies

Shareholders' Equity:
     Series B Preferred Stock, convertible, $.01 par value,
       authorized and issued 634,900 shares                                    5,938            5,986

    Common Stock, $.66 2/3 par value, authorized 225,000,000 shares;
      issued 204,441,538 and 204,486,852 shares at December 27,
      1997 and March 28, 1998, respectively                                  136,294          136,324
 Capital in excess of par value                                              285,165          285,773
 Accumulated deficit                                                        (347,652)        (352,349)
                                                                           ---------        ---------
                                                                              79,745           75,734

Less:
    Treasury stock, at cost (686,216 and 686,283 shares at
    December 27, 1997 and March 28, 1998, respectively)                         (968)            (968)
    Notes receivable from sale of Common Stock                                (3,226)          (3,226)
                                                                           ---------        ---------
                 Total Shareholders' Equity                                   75,551           71,540
                                                                           ---------        ---------
                 Total Liabilities and Shareholders' Equity                $ 230,299        $ 224,329
                                                                           =========        =========


See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                           13 WEEKS ENDED
                                                           --------------
                                                    MARCH 29,           MARCH 28,
                                                      1997                1998
                                                 -------------        -------------

Revenues                                         $     129,725        $     124,535
                                                 -------------        -------------

Operating costs and expenses:
    Cost of sales and operating expenses                86,062               78,701
    Selling expenses                                    33,590               33,988
    General and administrative expenses                 12,274               12,473
    Depreciation and amortization                        2,138                2,337
                                                 -------------        -------------
                                                       134,064              127,499
                                                 -------------        -------------
Loss from operations                                    (4,339)              (2,964)
                                                 -------------        -------------

    Interest expense, net                               (2,034)              (1,435)
                                                 -------------        -------------
Loss before income taxes                                (6,373)              (4,399)

    Income tax provision                                  (248)                (250)
                                                 -------------        -------------
Net loss                                                (6,621)              (4,649)

Preferred stock dividends and accretion                    (48)                (122)
                                                 -------------        -------------
Net loss applicable to common shareholders       $      (6,669)       $      (4,771)
                                                 =============        =============
Comprehensive income                             $      (6,669)       $      (4,771)
                                                 =============        =============

Basic and diluted net loss per share             $        (.05)       $        (.02)
                                                 =============        =============
Weighted average shares outstanding                144,647,898          203,788,774
                                                 =============        =============

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                                      13 WEEKS ENDED
                                                                      --------------

                                                                  MARCH 29,       MARCH 28,
                                                                    1997            1998
                                                                  --------        --------
 Cash flows from operating activities:
 Net loss                                                         $ (6,621)       $ (4,649)
 Adjustments to reconcile net loss to net cash used
     by operating activities:
     Depreciation and amortization, including deferred fees          2,634           2,745
     Provisions for doubtful accounts                                  900           1,091
     Compensation expense related to stock options                     449             590
     Other                                                             (15)             --
 Changes in assets and liabilities, net of acquisitions:
     Accounts receivable                                            12,562             487
     Inventories                                                     3,758          (2,554)
     Prepaid catalog costs                                          (2,003)         (6,474)
     Other current assets                                             (224)           (562)
     Accounts payable                                              (19,930)         (5,715)
     Accrued liabilities                                            (1,718)         (6,511)
     Customer prepayments and credits                               (1,011)           (336)
                                                                  --------        --------
 Net cash used by operating activities                             (11,219)        (21,888)
                                                                  --------        --------

 Cash flows from investing activities:
     Acquisitions of property                                         (750)         (2,517)
     Other, net                                                        541              --
                                                                  --------        --------
 Net cash used by investing activities                            $   (209)       $ (2,517)
                                                                  --------        --------

Cash flows from financing activities:
    Net borrowings under Credit Facility                          $  8,769        $ 13,187
      Payments of  debt and capital lease obligations                 (645)           (447)
    Proceeds from issuance of Common Stock                              --              45
    Payment of debt issuance costs                                     (90)             --
    Other, net                                                        (269)           (930)
                                                                  --------        --------
Net cash provided by financing activities                            7,765          11,855
                                                                  --------        --------
Net decrease in cash and cash equivalents                           (3,663)        (12,550)
Cash and cash equivalents at the beginning of the year               5,173          14,758
                                                                  --------        --------

Cash and cash equivalents at the end of the period                $  1,510        $  2,208
                                                                  ========        ========

Supplemental cash flow disclosures:
    Interest paid                                                 $  1,350        $    998
                                                                  ========        ========
    Income taxes paid                                             $    401        $    324
                                                                  ========        ========



See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THIRTEEN WEEKS ENDED MARCH 29, 1997 AND MARCH 28, 1998 (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Reference should be made to the annual financial statements, including the footnotes thereto, included in the Hanover Direct, Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended December 27, 1997. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial condition, results of operations and cash flows of the Company and its consolidated subsidiaries for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform with the current year presentation.

2.       RETAINED EARNINGS RESTRICTIONS

         The Company is restricted from paying dividends at any time on its Common Stock or from acquiring its capital stock by certain debt covenants contained in agreements to which the Company is a party.

3.       NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of common shares outstanding in accordance with the provisions of SFAS No. 128 "Earnings Per Share". The weighted average number of shares used in the calculation for both basic and diluted net loss per share at March 29, 1997 and March 28, 1998 was 144,647,898 and 203,788,774 shares, respectively. Due to the net loss for the thirteen weeks ended March 29, 1997 and March 28, 1998, warrants, stock options and convertible preferred stock are excluded from the calculation of net loss per share.

4.       RESTRUCTURING

         Restructuring reserves primarily are comprised of severance and facility exit/relocation costs. The cost of employee severance includes termination benefits for line and supervisory personnel in fulfillment, telemarketing, MIS, merchandising and various levels of corporate and catalog management. Facility exit/relocation costs are primarily related to the Company's decision to sublet a portion of its Weehawken, NJ corporate facility and to consolidate its distribution centers in Roanoke, VA. As of March 28, 1998, the Company consolidated two of six catalogs from its Hanover, PA distribution center into its Roanoke, VA home fashion distribution center. The remaining four catalogs are expected to be relocated by the end of fiscal 1998. Reserves for restructuring costs approximated $5.4 million and $4.9 million at December 27, 1997 and March 28, 1998, respectively, and are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

5.       ADDITIONAL INVESTMENT

         In November 1997, the Company announced that SMALLCAP World Fund, Inc., a mutual fund and substantial investor in the Company, agreed to purchase 3.7 million shares of the Company's Common Stock at $1.41 per share, which represented fair market value, for an aggregate purchase price of approximately $5.2 million in a private placement. This transaction was consummated on November 6, 1997. These shares are restricted but a Registration Statement with respect thereto was filed with the Securities and Exchange Commission under the Securities Act of 1933 on April
30, 1998 and declared effective on May 8, 1998.


6.       RELATED PARTY TRANSACTIONS

         At March 28, 1998, current and former officers and executives of the Company owed the Company approximately $3.0 million, of which approximately $1.7 million relates to receivables, excluding accrued interest, under the Executive Equity Incentive Plan. These amounts due to the Company bear interest at rates ranging from 5.00% to 7.75% and are due from 1999 to 2002. An additional $1.0 million relates to a receivable, excluding accrued interest, under the Long-Term Incentive Plan for Rakesh K. Kaul.

         At March 28, 1998, NAR and Richemont owned approximately 46% and 20% of the Company's Common Stock, respectively. In April 1998, pursuant to the Joint Venture Agreement of NAR Group Limited among Richemont, Evansville Limited ("Evansville") and Mr. Quasha, dated June 13, 1997, Evansville and Mr. Quasha notified Richemont that they are exercising their right to cause NAR to sell and transfer to Richemont approximately 25 million shares of Common Stock of the Company. After giving effect to this transaction, Mr. Quasha and NAR will beneficially own approximately 33.3% of the Common Stock and Richemont will beneficially own approximately 66.5% of the Common Stock.

7.       LONG-TERM DEBT

         The Congress Facility was originally comprised of a revolving line of credit of up to $65 million with a three year term expiring in November 1998 ("Congress Revolving Credit Facility") and two year term loans aggregating $10 million with an original expiration term in November 1998 ("Revolving Term Notes"). The amount that can be borrowed under the Congress Facility is based on percentages of eligible inventory and accounts receivable. The Congress Facility is secured by all assets of the Company. On March 25, 1998, the Company amended its agreement with Congress to extend the credit facility and term notes until January 31, 2001. The Congress Facility places limitations on the incurrence of additional indebtedness. The Company is required to maintain minimum net worth and working capital throughout the term of the agreement. The Company was in compliance with such covenants at March 28, 1998. The rates of interest related to the Congress Revolving Credit Facility and Revolving Term Notes at March 27, 1998 were 9.75% and 10%, respectively. The face amount of unexpired documentary letters of credit at December 27, 1997 and March 28, 1998 was $3 million and $4 million, respectively. At March 28, 1998, availability under the Congress Facility was $31.2 million.

8.       STOCK BASED COMPENSATION PLANS

         The Company accounts for its stock based compensation in accordance with the fair value provisions of SFAS No. 123. Total compensation expense recognized in the three months ended March 28, 1998 and March 29, 1997 was $590,000 and $449,000, respectively. There were no changes to any of the provisions or descriptions of any of the Company's stock option plans during the three months ended March 28, 1998. In March 1998, certain options were granted under the 1996 Stock Option Plans (Non Performance Based and Performance Based). The following summarizes the activity in these plans during the period:

                                                                   Weighted Average
1996 Plan Non-Performance Based                        Shares       Exercise Price
                                                      ---------        --------
Options outstanding, December 27, 1997                2,238,333        $   1.10

    Granted                                             407,500        $   3.19

    Exercised                                           (27,432)       $   1.00

    Forfeited                                            (5,033)       $   1.00
                                                      ---------        --------
Options outstanding, March 28, 1998                   2,613,368        $   1.43
                                                      ---------        --------

Options exercisable, March 28, 1998                     448,342        $   0.97
                                                      ---------        --------

Weighted average fair value of options granted        $    1.56

Summary information on options outstanding at March 28, 1998 is as follows:


          Range of                Number Outstanding            Weighted Average                   Weighted Average
       Exercise Prices             At March 28, 1998             Exercise Price                Remaining Contractual Life
       ---------------             -----------------             --------------                --------------------------

     $   .69 to $1.00                    1,573,368                    $  0.96                            5.6
     $  1.43 to $1.75                      632,500                    $  1.46                            6.3
                $3.19                      407,500                    $  3.19                            6.9
     ----------------                  -----------                    -------                          -----
     $   .69 to $3.19                    2,613,368                    $  1.43                            6.0


                                                                                                Weighted Average
1996 Plan Performance Based                                             Shares                   Exercise Price
---------------------------                                             ------                   --------------

Options outstanding, December 27, 1997                                 2,212,916                    $  1.10

    Granted                                                              407,500                    $  3.19

    Exercised                                                            (17,882)                   $  1.00

    Forfeited                                                             (6,283)                   $  1.00
                                                                       ---------                    -------

Options outstanding, March 28, 1998                                    2,596,251                    $  1.43
                                                                       ---------                    -------

Options exercisable, March 28, 1998                                      400,022                    $  0.97
                                                                       ---------                    -------

Weighted average fair value of options granted                           $  1.56


Summary information on options outstanding at March 28, 1998 is as follows :


         Range of                     Number Outstanding         Weighted Average           Weighted Average
      Exercise Prices                  At March 28, 1998          Exercise Price        Remaining Contractual Life
      ---------------                  -----------------          --------------        --------------------------

     $  .69 to $1.00                        1,556,251                    $0.96                        5.6
     $  .43 to $1.75                          632,500                    $1.46                        6.3
               $3.19                          407,500                    $3.19                        6.9
      --------------                      -----------                  -------                      -----
     $  .69 to $3.19                        2,596,251                    $1.43                        6.0

The fair value of the options granted under the 1996 Stock Option Plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in the three months ended March 28, 1998: expected volatility of 55.77%; expected option life of four years; risk-free interest rate of 5.75%; and no expected dividend. Additionally, 333,333 options from the special grant of 1,000,000 options made to certain executives of the Company in March 1997 vested in March 1998. These options have a weighted-average exercise price of $1.00 per share.

In March 1998, the Compensation Committee approved the vesting of 250,000 options granted under the CEO Performance Year Plan. These options have an exercise price of $1.16 per share. As of March 28,1998, there were 1,000,000 options outstanding with a weighted average exercise price of $1.16 per share, and 500,000 options exercisable, with a weighted average exercise price of $1.16 per share, pursuant to this plan.

There was no other activity in any other stock option plan of the Company during the three months ended March 28, 1998.

At the May 7, 1998 annual meeting of shareholders, the target price established under the Company's Stock Option Agreement dated August 23, 1996 with Rakesh K. Kaul forming a part of the Long-Term Incentive Plan for the CEO was amended. The target closing price of the Common Stock which would trigger the option was changed from $7.00 to $4.50 per share during a 91-day period ending on or before March 7, 2002. This provision relates to the option expiring March 7, 2006 to purchase 2,000,000 shares of Common Stock of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, the percentage relationship to revenues of certain items in the Company's Condensed Consolidated Statements of Income (Loss).

                                                 13 Weeks Ended
                                                 --------------

                                              1997           1998
                                             ------         ------

Revenues                                      100.0%         100.0%
Cost of sales and operating expenses           66.3           63.2
Selling expenses                               25.9           27.3
General and administrative expenses             9.5           10.0
Depreciation and amortization                   1.7            1.9
Loss from operations                           (3.4)          (2.4)
Interest expense, net                          (1.6)          (1.2)
Net loss                                       (5.1)%         (3.7)%

RESULTS OF OPERATIONS

THIRTEEN-WEEKS ENDED MARCH 28, 1998 COMPARED WITH THIRTEEN-WEEKS ENDED MARCH 29, 1997

         Net Loss. The Company reported a net loss of ($4.6) million or $(.02) per share for the thirteen-weeks ended March 28, 1998 compared with a net loss of $(6.6) million or $(.05) per share for the same period last year. The per share amounts were calculated based on weighted average shares outstanding of 203,788,774 and 144,647,898 for the current year and prior period, respectively. This increase in weighted average shares was due to a $50 million rights offering completed in June 1997.

         The net loss for the thirteen-weeks ended March 28, 1998 was primarily the result of the seasonality of the Company's business and an increase in catalog costs for circulation to prospective new customers. The seasonality of the Company's business is such that the sales volumes achieved in the first quarter of the year are not sufficient to cover its fixed costs for such period. Compared to the comparable period last year, the decrease in net loss was primarily due to: (i) an improved merchandise in-stock position, (ii) improved gross margins, (iii) a reduction in postage costs associated with shipping products to customers and (iv) a reduction in distribution costs.

         Revenues. Revenues decreased 4.0% for the thirteen-week period ended March 28, 1998 to $124.5 million from $129.7 million for the same period in 1997. Revenues from continuing catalogs increased by 1.6%. The Company circulated 74.5 million catalogs during the 1998 period versus 71.3 million catalogs in the prior year period. Revenues from discontinued catalogs decreased to $.02 million for the thirteen-week period ended March 28, 1998 from $7.1 million for the corresponding period in 1997.

         Operating Costs and Expenses. Cost of sales and operating expenses decreased to 63.2% of revenues for the thirteen-week period ended March 28, 1998 compared to 66.3% of revenues for the same period in 1997. The improvement results from an increase in product margins which has been realized as a result of improved product sourcing and merchandise mix. The Company realized savings in outbound postage expense due to improved initial fill performance by most of the Company's catalogs. The Company also experienced an improvement in distribution costs which resulted from the consolidation of distribution activities into its distribution center in Roanoke, Virginia.

         Selling expenses increased to 27.3% of revenues in the first quarter of 1998 from 25.9% in the same period in 1997. This increase was primarily due to an increase in circulation to prospective customers.

During the period, the number of customers having made a purchase in the preceding 12 months increased from 4.2 million at December 27, 1998 to 4.6 million customers at March 28, 1998.

         General and administrative expenses were 10.0% of revenues for the first quarter of 1998 versus 9.5% for the comparable period in 1997. General and administrative costs reflected comparable year-to-year spending, despite a 4% decline in revenues as the Company repositioned its spending to support its growth initiatives. The total expense increased by $.2 million to $12.5 million for the thirteen week period ended March 28, 1998 versus the comparable period last year.

         Depreciation and amortization increased to 1.9% of revenues for the first quarter of 1998 versus 1.7% for the comparable period in 1997. The increase is primarily a result of fixed asset additions associated with the improvements being effected in the distribution center in Roanoke, Virginia.

         Loss from Operations. The Company recorded a loss from operations of $(3.0) million for the first quarter ended March 28, 1998 or (2.4%) of revenues, compared to a loss from operations of $(4.3) million for the same period in 1997 or (3.4%) of revenues.

         Interest Expense, Net. Interest expense, net decreased $.6 million in the first quarter of 1998 compared to the same period last year as a result of the Company's improved liquidity and reduced borrowing requirements.

         Income Taxes. The Company recorded a state tax provision of $.3 million in each of the thirteen-week periods ended March 28, 1998 and March 29, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At March 28, 1998, the Company had $2.2 million in cash and cash equivalents, compared with $14.8 million at December 27, 1997. Working capital and current ratio were $53.6 million and 1.63 to 1 at March 28, 1998 versus $47.6 million and 1.48 to 1 at December 27, 1997. The $22 million of cash used in operations was targeted to improve the in-stock position of the Company's catalogs by increasing inventory levels, to improve vendor relations by decreasing accounts payable and accrued expenses, to fund a seasonal increase in catalog costs, to increase prospecting, and to fund first quarter operating losses.

         In December 1996, the Company finalized its agreement (the "Reimbursement Agreement") with Richemont Finance S.A. that provided the Company with up to approximately $28 million of letters of credit through Swiss Bank Corporation, New York Branch. The letters of credit were to expire on February 18, 1998. In November 1997, Richemont definitively agreed to extend its guarantee under the Reimbursement Agreement to March 30, 1999. As consideration for this transaction, the Company agreed to pay to Richemont a fee of 4% of the principal amount of the letters of credit aggregating $1,073,483. The extension required the approval of Congress and Swiss Bank, which approvals were obtained in February 1998, and was subject to certain other conditions. On February 18, 1998 the extension of the Richemont guarantee and the closing of this transaction were consummated. Accordingly, the expiration dates of the letters of credit were extended through March 30, 1999, and the letters of credit were amended to reflect the assignment of all obligations thereon from Swiss Bank, New York Branch to Swiss Bank, Stamford Branch.

         On March 25, 1998, the Congress Facility was amended to extend the facility expiration term until January 31, 2001. The Company believes that the 1997 Rights Offering completed in June 1997, together with the Credit Facility modifications, the extension of the letters of credit by Richemont and the Company's reduced operating losses, have eased vendor/credit concerns about the Company's viability. The Company's ability to continue to improve upon its prior year's performance and implement its business strategy is critical to maintaining adequate liquidity.

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





HANOVER DIRECT, INC.

Registrant



     By:/s/ Larry J. Svoboda
        ----------------------------
         Larry J. Svoboda

        Senior Vice-President and Chief Financial Officer

        (on behalf of the Registrant and as principal financial officer)




     Date: May 11, 1997