Form 10-Q
period 1998-06-27
HANOVER DIRECT INC
filed 1998-08-11
CIK 320333

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 27, 1998

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


                                 (201) 863-7300
                               (Telephone number)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Common stock, par value $.66 2/3 per share: 210,292,788 shares outstanding as of August 10, 1998.

                              HANOVER DIRECT, INC.

                                    FORM 10-Q

                                  June 27, 1998

                                      INDEX


                                                                                                                   Page
                                                                                                                   ----
Part I - Financial Information

    Item 1.  Financial Statements
      Condensed Consolidated Balance Sheets -
         June 27, 1998 and December 27, 1997....................................................................... 3

      Condensed Consolidated Statements of Income (Loss) - thirteen and twenty-six weeks ended
         June 27, 1998 and June 28, 1997 .......................................................................... 5

      Condensed Consolidated Statements of Cash Flows - twenty-six weeks ended
         June 27, 1998 and June 28, 1997  ......................................................................... 6

      Notes to Condensed Consolidated Financial Statements - twenty-six weeks ended June 27, 1998 and June 28, 1997..................................................................... 7

    Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition
      and Results of Operations....................................................................................10

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................................14

Part II - Other Information

    Item 4.  Submission of Matters to a Vote of Securityholders....................................................15

    Item 5.  Other Information.....................................................................................15

    Item 6.  Exhibits and Reports on Form 8-K......................................................................15


Signatures.........................................................................................................16

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 27, 1998 and December 27, 1997
(Unaudited)
(In thousands)

                                                             June 27,         December 27,
                                                               1998              1997
                                                               ----              ----
ASSETS

Current Assets:
     Cash and cash equivalents                              $   3,246         $  14,758
     Accounts receivable, net                                  19,364            17,684
     Accounts receivables under financing agreement            19,013            21,918
     Inventories                                               74,697            64,330
     Prepaid catalog costs                                     24,347            20,684
     Deferred tax asset, net                                    3,300             3,300
     Other current assets                                       3,796             3,083
                          Total Current Assets              ---------         ---------
                                                              147,763           145,757
                                                            ---------         ---------

Property and equipment, at cost:
     Land                                                       4,634             4,909
     Buildings and building improvements                       20,312            16,486
     Leasehold improvements                                     9,188             9,040
     Furniture, fixtures and equipment                         47,464            47,210
     Construction in progress                                   4,012             4,519
                                                            ---------         ---------
                                                               85,610            82,164
     Accumulated depreciation and amortization                (33,315)          (29,712)
                                                            ---------         ---------
                          Net Property and Equipment           52,295            52,452

Goodwill, net                                                  17,150            17,412
Deferred tax asset, net                                        11,700            11,700
Other assets, net                                               2,885             2,978
                          Total Assets                      ---------         ---------
                                                            $ 231,793         $ 230,299
                                                            =========         =========

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
June 27, 1998 and December 27, 1997
(Unaudited)
(In thousands, except share and per share amounts)

                                                                                   June 27,        December 27,
                                                                                     1998              1997
                                                                                     ----              ----
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Current portion of long-term debt and capital lease obligations               $   4,948         $   5,305
    Accounts payable                                                                 59,028            58,799
    Accrued liabilities                                                              20,530            30,259
    Customer prepayments and credits                                                  3,486             3,824
                                                                                  ---------         ---------
                 Total Current Liabilities                                           87,992            98,187
                                                                                  ---------         ---------

Non-current Liabilities:
    Long-term debt                                                                   55,060            32,668
    Obligations under receivables  financing                                         19,013            21,918
    Capital lease obligations                                                            38                67
    Other                                                                             1,977             1,908
                                                                                  ---------         ---------
                 Total Noncurrent Liabilities                                        76,088            56,561
                                                                                  ---------         ---------
                 Total Liabilities                                                  164,080           154,748
                                                                                  ---------         ---------

Commitments and Contingencies

Shareholders' Equity:
    Series B Preferred Stock, convertible, $.01 par value,
                  authorized and issued 634,900 shares                                6,033             5,938

   Common Stock, $.66 2/3 par value, authorized 225,000,000 shares; issued
       205,004,601 and 204,441,538 shares at June 27, 1998 and
       December 27, 1997, respectively                                              136,676           136,294
Capital in excess of par value                                                      286,247           285,165
Accumulated deficit                                                                (357,255)         (347,652)
                                                                                  ---------         ---------
                                                                                     71,701            79,745

Less:
       Treasury stock, at cost (358,303 and 686,283 shares at
                June 27, 1998 and December 27, 1997, respectively)                     (813)             (968)
        Notes receivable from sale of Common Stock                                   (3,175)           (3,226)
                                                                                  ---------         ---------
                 Total Shareholders' Equity                                          67,713            75,551
                                                                                  ---------         ---------
                 Total Liabilities and Shareholders' Equity                       $ 231,793         $ 230,299
                                                                                  =========         =========

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(In thousands, except share and per share amounts)


                                                            13 Weeks Ended                               26 Weeks Ended
                                                     -----------------------------            ----------------------------------
                                                     June 27,              June 28,              June 27,              June 28,
                                                       1998                  1997                 1998                   1997
                                                       ----                  ----                 ----                   ----
Revenues                                          $     134,562         $     133,750         $     259,097         $     263,475
                                                  -------------         -------------         -------------         -------------
Operating costs and expenses:
  Cost of sales and operating expenses                   83,659                86,540               162,360               172,602
  Selling expenses                                       37,080                34,578                71,068                68,168
  General and administrative expenses                    13,737                13,801                26,210                26,075
  Depreciation and amortization                           2,453                 1,973                 4,790                 4,111
                                                  -------------         -------------         -------------         -------------
                                                        136,929               136,892               264,428               270,956
                                                  -------------         -------------         -------------         -------------
Loss from operations                                     (2,367)               (3,142)               (5,331)               (7,481)
                                                  -------------         -------------         -------------         -------------

  Interest Expense, Net                                  (2,242)               (2,255)               (3,677)               (4,289)


Loss before income taxes                                 (4,609)               (5,397)               (9,008)              (11,770)
  Income tax provision                                     (250)                 (251)                 (500)                 (499)
                                                  -------------         -------------         -------------         -------------

Net Loss                                                 (4,859)               (5,648)               (9,508)              (12,269)
Preferred stock dividends and accretion                    (158)                  (47)                 (280)                  (95)
                                                  -------------         -------------         -------------         -------------

Net Loss applicable to common shareholders        $      (5,017)        $      (5,695)        $      (9,788)        $     (12,364)
                                                  =============         =============         =============         =============
Comprehensive income                              $      (5,017)        $      (5,695)        $      (9,788)        $     (12,364)
                                                  =============         =============         =============         =============

Basic and diluted net loss per share                      ($.02)                ($.04)                ($.05)                ($.08)
                                                  =============         =============         =============         =============
Weighted average shares outstanding                 203,982,414           158,741,451           203,885,594           151,656,168
                                                  =============         =============         =============         =============

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)


                                                                        26 Weeks Ended
                                                                  --------------------------
                                                                   June 27,         June 28,
                                                                    1998              1997
                                                                    ----              ----
Cash flows from operating activities:
Net loss                                                          $ (9,508)        $(12,269)
Adjustments to reconcile net loss to net cash used
    by operating activities:
    Depreciation and amortization, including deferred fees           5,706            5,418
    Provisions for doubtful accounts                                 1,734            2,247
    Compensation expense related to stock options                    1,180              882
    Other                                                             --                (13)
Changes in assets and liabilities, net of acquisitions:
    Accounts receivable                                             (3,414)           9,971
    Inventories                                                    (10,367)          10,683
    Prepaid catalog costs                                           (3,663)             426
    Other current assets                                              (713)            (247)
    Accounts payable                                                   229          (30,688)
    Accrued liabilities                                             (9,729)          (6,251)
    Customer prepayments and credits                                  (338)          (1,023)
                                                                  --------         --------
Net cash used by operating activities                              (28,883)         (20,864)
                                                                  --------         --------

Cash flows from investing activities:
    Acquisitions of property                                        (4,108)          (1,510)
    Proceeds from sale of businesses and properties                   --                642
    Other, net                                                      (1,088)             322
                                                                  --------         --------
Net cash used by investing activities                             $ (5,196)        $   (546)
                                                                  --------         --------

Cash flows from financing activities:
    Net borrowings (repayments) under Credit Facility             $ 22,647         $(13,754)
    Payments of  debt and capital lease obligations                   (641)          (1,397)
    Proceeds from issuance of Common Stock                             441               35
    Payment of debt issuance costs                                    --             (2,849)
    Payment on notes receivable from sale of Common Stock               51             --
    Proceeds from issuance in Rights Offering                         --             40,089
    Other, net                                                          69              (13)
                                                                  --------         --------
Net cash provided by financing activities                           22,567           22,111
                                                                  --------         --------
Net (decrease) increase  in cash and cash equivalents              (11,512)             701
Cash and cash equivalents at the beginning of the year              14,758            5,173
                                                                  --------         --------
Cash and cash equivalents at end of the period                    $  3,246         $  5,874
                                                                  ========         ========
Supplemental cash flow disclosures:
    Interest paid                                                 $  2,238         $  2,161
                                                                  ========         ========
    Income taxes paid                                             $    420         $    603
                                                                  ========         ========

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE TWENTY-SIX WEEKS ENDED JUNE 27, 1998 AND JUNE 28, 1997 (Unaudited)

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

3.       NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of common shares outstanding in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share". The weighted average number of shares used in the calculation for both basic and diluted net loss excludes warrants, stock options and convertible preferred stock because a net loss was incurred for the periods reported in the accompanying condensed consolidated statements of income (loss).


4.       RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. This Statement is effective for fiscal years beginning after June 15, 1999. As the Company does not currently engage in derivative instruments and hedging activities, this Statement is not expected to have an impact on the Company's financial statements.

5.       RESTRUCTURING

         Restructuring reserves primarily are comprised of severance and facility exit/relocation costs. The cost of employee severance includes termination benefits for line and supervisory personnel in fulfillment, telemarketing, MIS, merchandising and various levels of corporate and catalog management. Facility exit/relocation costs are primarily related to the Company's decision to sublet a portion of its Weehawken, NJ corporate facility and to consolidate its distribution centers in Roanoke, VA. Reserves for restructuring costs approximated $4.2 million and $5.4 million at June 27, 1998 and December 27, 1997, respectively, and are included in accrued liabilities in the accompanying condensed consolidated balance sheets.


6.       LONG-TERM DEBT

         The Congress Facility is comprised of a revolving line of credit of up to $65 million ("Congress Revolving Credit Facility") and term loans initially aggregating $10 million ("Revolving Term Notes"), expiring on January 31, 2001. On June 26, 1998, the Company amended its agreement with Congress to increase the Revolving Term Notes to $12.0 million. At June 27, 1998, the Company had borrowings of $18.3 million under the Revolving Credit Facility and $12.0 million in Revolving Term Notes. The rates of interest related to the Congress Revolving Credit Facility and Revolving Term Notes at June 27, 1998 were 9.0% and 9.25%, respectively. The face amount of unexpired documentary letters of credit were $4.5 million at June 27, 1998 and June 28, 1997.

         The Congress Revolving Credit Facility is secured by all the assets of the Company. Borrowings under the Congress Revolving Credit Facility are based on percentages of eligible inventory and accounts receivable. The Congress Revolving Credit Facility places limitations on the incurrence of additional indebtedness and requires the Company to maintain minimum net worth and working capital throughout the term of the agreement. At June 27, 1998, the Company was in compliance with such covenants and availability under the Congress Revolving Credit Facility was $25.3 million.


7.       STOCK BASED COMPENSATION PLANS

         The Company accounts for its stock based compensation in accordance with the fair value provisions of SFAS No. 123. Total compensation expense recognized in the six months ended June 27, 1998 and June 28, 1997 was $1,180,000 and $882,000, respectively. Pursuant to the Company's 1996 Stock Option Plan, there were 200,000 options granted to employees of the Company with a weighted average exercise price of $3.24 per share during the thirteen-week period ended June 27, 1998. The option exercise price is the fair market value of a share as of the date of grant. Options expire seven years from the date of grant and generally vest over three years. At June 27, 1998, there were 5,312,667 options outstanding with a weighted average exercise price of $1.43 per share, of which 928,747 options are vested with a weighted average exercise price of $.97 per share. The fair value of the options granted during the thirteen-week period ended June 27, 1998 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected volatility of 55.77%, expected option life of four years; risk-free interest rate of 5.50%; and no expected dividend. The weighted average fair value of options granted under the 1996 Stock Option Plan was $1.56 as of June 27, 1998.

          During 1997, the Company granted, and the Compensation Committee approved, nonqualified options to certain employees for the purchase of an aggregate of 1,000,000 shares of the Company's Common Stock. The options become vested over three years and expire in 2003. Pursuant to this special grant, 333,333 options vested in March 1998, of which 191,000 options have been exercised as of June 27, 1998. These options have a weighted average exercise price of $1.00.

         At the May 7, 1998 annual meeting of shareholders, the target price established under the Company's Stock Option Agreement dated August 23, 1996 with Rakesh K. Kaul forming a part of the Long-Term Incentive Plan for the CEO was amended. The target closing price of the Common Stock which would trigger the option was changed from $7.00 to $4.50 per share during a 91-day period ending on or before March 7, 2002. This provision relates to the option expiring March 7, 2006 to purchase 2,000,000 shares of Common Stock of the Company granted to Mr. Kaul.

         There were no other changes to any of the provisions of any of the Company's stock option plans during the six months ended June 27, 1998.



8.       RELATED PARTY TRANSACTIONS

         At June 27, 1998, current and former officers and executives of the Company owed the Company approximately $3.0 million, of which approximately $1.7 million relates to receivables, excluding accrued interest, under the Executive Equity Incentive Plan. These amounts due to the Company bear interest at rates ranging from 5.0% to 7.75% and are due from 1999 to 2002. An additional $1.0 million relates to a receivable, excluding accrued interest, under the Long-Term Incentive Plan for Rakesh K. Kaul.

         Pursuant to the Joint Venture Agreement of NAR Group Limited among Richemont Finance, S.A. ("Richemont"), Evansville Limited ("Evansville"), NAR and Alan G. Quasha dated June 13, 1997, a Letter Agreement ( the "Letter Agreement") dated June 1, 1998 was executed whereby an aggregate of 87,606,072 shares of the Company's Common Stock were distributed by NAR to Richemont, Evansville and Mr. Quasha. Richemont received 56,456,197 shares of Common Stock, Evansville received 30,713,770 shares of Common Stock and Mr. Quasha received 436,098 shares of Common Stock. Pursuant to related Warrant Purchase Agreements, NAR and Quadrant Group Limited sold to Richemont for $4,757,350 in cash warrants to acquire up to an aggregate of 5,646,490 shares of Common Stock. On June 1, 1998, upon consummation of these transactions, Richemont owned approximately 47.46% of the Company's Common Stock and NAR ceased to be the beneficial owner of more than 5% of the Company's Common Stock.

         On July 31, 1998, Richemont exercised these warrants, with exercise prices ranging from $1.95 to $2.59 per share, for a total exercise price of $13,640,796. As a result of such exercise, Richemont owns approximately 48.88% of the issued and outstanding Common Stock of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth, for the fiscal periods indicated, the percentage relationship to revenues of certain items in the Company's Condensed Consolidated Statements of Income (Loss).

Results of Operations - Thirteen-weeks Ended June 27, 1998 Compared With Thirteen-weeks Ended June 28, 1997.


                                                      13 Weeks Ended
                                               -------------------------------
                                               June 27, 1998     June 28, 1997
                                               -------------     -------------
Revenues                                           100.0%            100.0%
Cost of sales and operating expenses                62.2              64.7
Selling expenses                                    27.6              25.8
General and administrative expenses                 10.2              10.3
Depreciation and amortization                        1.8               1.5
Loss from operations                                (1.8)             (2.3)
Interest expense, net                               (1.7)             (1.7)
Net loss                                            (3.7)%            (4.2)%


         Net Loss. The Company reported a net loss of $5.0 million or $(.02) per share for the thirteen-weeks ended June 27, 1998 compared with a net loss of $5.7 million or $(.04) per share for the same period last year. The per share amounts were calculated based on weighted average shares outstanding of 203,982,414 and 158,741,541 for the current year and prior period, respectively. This increase in weighted average shares was due to a rights offering completed in June 1997.

         The net loss for the thirteen weeks ended June 27, 1998 was primarily the result of the seasonality of the Company's business, an increase in catalog costs and costs related to new marketing initiatives. Compared to the same period last year, the decrease in net loss was primarily the result of (i) improved product margin results, (ii) productivity improvements in telemarketing and fulfillment, (iii) an increase in revenues from continuing operations, and (iv) a continuation of reduced distribution costs. These cost reductions were offset by an increase in selling expenses primarily due to increased circulation costs of catalogs.

         Revenues. Revenues increased to $134.6 million for the thirteen-week period ended June 27, 1998 versus $133.8 million for the same period last year. Revenues from continuing operations increased 1.6% or $2.1 million compared to the same period last year. Revenues from discontinued catalogs decreased by $1.4 million for the thirteen-week period ended June 27, 1998 compared to the same period last year.

         Operating Costs and Expenses. Cost of sales and operating expenses decreased to 62.2% of revenues for the thirteen-week period ended June 27, 1998 compared to 64.7% of revenues for the same period in 1997. The Company realized benefits from continued improvement in product margin results due to improved product sourcing and merchandise mix. In addition, the order fill rate has improved during the second quarter of 1998 compared to the same period last year. The Company also experienced productivity improvements in telemarketing and distribution costs.

         Selling expenses increased to 27.6% of revenues in the second quarter of 1998 from 25.8% in the same period last year. This increase was primarily due to a 7.9% increase in circulation and costs related to new marketing initiatives. The Company circulated 73.8 million catalogs during the second quarter of 1998 compared to 68.4 million catalogs for the same period last year.

         General and administrative expenses were 10.2% of revenues for the second quarter of 1998 versus 10.3% for the comparable period in 1997. General and administrative costs reflected comparable year-to-year spending, despite a slight increase in revenues.

         Depreciation and amortization increased to 1.8% of revenues for the second quarter of 1998 versus 1.5% for the comparable period in 1997. The increase is primarily a result of fixed asset additions associated with the improvements being effected in the distribution center in Roanoke, Virginia.

         Loss from Operations. The Company recorded a loss from operations of $2.4 million for the fiscal second quarter or (1.8)% of revenues, compared to a loss from operations of $3.1 million or (2.3)% of revenues for the same period in 1997.

         Interest Expense, Net. Interest expense, net during the second quarter of 1998 reflected comparable costs compared to the same period in 1997.

         Income Taxes. The Company recorded a state tax provision of $.25 million in each of the thirteen-week periods ended June 27, 1998 and June 28, 1997.


Results of Operations - Twenty-six weeks ended June 27, 1998 Compared With Twenty-six weeks ended June 28, 1997


                                                           26 Weeks Ended
                                                 -----------------------------------
                                                 June 27, 1998         June 28, 1997
                                                 -------------         -------------
Revenues                                              100.0%               100.0%
Cost of sales and operating expenses                   62.7                 65.5
Selling expenses                                       27.4                 25.9
General and administrative expenses                    10.1                  9.9
Depreciation and amortization                           1.8                  1.6
Loss from operations                                   (2.1)                (2.8)
Interest expense, net                                  (1.4)                (1.6)
Net loss                                               (3.8)%               (4.7)%


         Net Loss. The Company reported a net loss of $9.8 million or $(.05) per share for the twenty-six weeks ended June 27, 1998 compared with a net loss of $12.4 million or $(.08) per share for the same period last year. The per share amounts were calculated based on weighted average shares outstanding of 203,885,594 and 151,656,168 for the current year and prior period, respectively. This increase in weighted average shares was due to a rights offering completed in June 1997.

         The net loss for the twenty-six weeks ended June 27, 1998 was primarily the result of the seasonality of the Company's business in that the sales volumes achieved in the first six months of the year generally were not sufficient to cover its fixed costs for such period and an increase in catalog costs for circulation to prospective new customers combined with an increase in selling expenses. Compared to the same period last year, the decrease in net loss was primarily the result of (i) improved gross margins which resulted primarily from a reduction in cost of merchandise, (ii) a reduction in distribution costs which resulted from the consolidation of distribution activities into its distribution center in Roanoke, Virginia, and (iii) a 1.6% increase in revenues from continuing operations. These cost savings and increase in revenues from continuing businesses were offset by an increase in selling expenses. The increase in selling expenses resulted primarily from (i) an increase in circulation to core and prospective customers, and (ii) costs related to new marketing initiatives.

         Revenues. Total revenues for the six months ended June 27, 1998 were $259.1 million compared to $263.5 million for the six months ended June 28, 1997. The decrease in revenues was a result of a decline in revenues from discontinued catalogs. Revenues from continuing catalogs increased 1.6% or $4.0 million for the twenty-six week period ended June 27, 1998 compared to the same period last year.

         Operating Costs and Expenses. Year-to-date cost of sales and operating expenses decreased to 62.7% of revenues compared to 65.5% of revenues for the same period in 1997. This reflects continued improvement in product margin and a reduction in other operating costs.

         Selling expenses increased to 27.4% of revenues in the first six months of 1998 from 25.9% in the same period in 1997. This increase was primarily due to an increase in circulation to core and prospective customers and costs related to new marketing initiatives.

         Year-to-date general and administrative expenses were 10.1% of revenues versus 9.9% for the comparable period in 1997. General and administrative costs reflected a slight increase in spending as the Company repositioned its spending to support growth initiatives.

         Depreciation and amortization increased to 1.8% of revenues for the first six months of 1998 versus 1.6% for the comparable period in 1997. The increase is primarily a result of fixed asset additions associated with the improvements being effected in the distribution center in Roanoke, Virginia.

         Loss from Operations. For the twenty-six week period ended June 27, 1998, the Company recorded a loss from operations of $5.3 million or (2.1)% of revenues compared to a loss from operations of $7.4 million or (2.8)% of revenues for the same period in 1997.

         Interest Expense, Net. Interest expense, net during the first six months of 1998 decreased by $.6 million compared to the same period in 1997.

         Income Taxes. The Company recorded a state tax provision of $.5 million in each of the twenty-six week periods ended June 27, 1998 and June 28, 1997.

Liquidity and Capital Resources

     At June 27, 1998, the Company had $3.2 million in cash and cash equivalents, compared with $14.8 million at December 27, 1997. Working capital and current ratio were $59.8 million and 1.68 to 1 at June 27, 1998 versus $47.6 million and 1.48 to 1 at December 27, 1997. The $28.8 million of cash used in operations was targeted to improve merchandise in-stock position which resulted in increased inventory levels, to fund a seasonal increase in catalog costs, to increase prospecting, and to, fund operating losses and capital expenditures for the twenty-six week period ended June 27, 1998.

         In December 1996, the Company finalized its agreement (the "Reimbursement Agreement") with Richemont Finance S.A. that provided the Company with up to approximately $28 million of letters of credit through Swiss Bank Corporation, New York Branch. The letters of credit were to expire on February 18, 1998. In November 1997, Richemont agreed to extend its guarantee under the Reimbursement Agreement to March 30, 1999. As consideration for this transaction, the Company agreed to pay to Richemont a fee of 4% of the principal amount of the letters of credit aggregating $1,073,483. The extension required the approval of Congress and Swiss Bank, which approvals were obtained in February 1998, and was subject to certain other conditions. On February 18, 1998, the extension of the Richemont guarantee and the closing of this transaction were consummated. Accordingly, the expiration dates of the letters of credit were extended through March 30, 1999, and the letters of credit were amended to reflect the assignment of all obligations thereon from Swiss Bank, New York Branch to Swiss Bank, Stamford Branch.

         The Company believes that the 1997 Rights Offering completed in June 1997, together with the Credit Facility modifications, the extension of the letters of credit by Richemont, the July 31, 1998 warrant exercise by Richemont to purchase 5,646,490 shares of Common Stock for a total exercise price of $13,640,796, and the Company's reduced operating losses, have eased vendor/credit concerns about the

Company's viability. The Company's ability to continue to improve upon its prior year's performance and implement its business strategy is critical to maintaining adequate liquidity.


Year 2000
---------

         The Company utilizes both systems housed primarily on its own computer network and systems housed on the computers of third parties, such as its vendors, to conduct its normal business activities. Some of the systems on its network are proprietary and many are off the shelf programs acquired from vendors. The Company has inventoried those information technology ("IT") and non-IT systems, including those with embedded chips, critical to its operations and has received assurances from those developers, vendors and third parties that those systems are, or will be prior to June 30, 1999, Year 2000 compliant. The Company has commenced testing of its systems and intends to complete this process and resolve identified problems by December 31, 1998. As an additional precaution, the Company is in the process of developing contingency plans which are expected to be completed by March 31, 1999. The failure of one or more critical systems to be Year 2000 compliant could have a material adverse effect on the results of its operations. The costs incurred to date to become Year 2000 compliant have not been material and, although the Company has not completed its testing, the future costs related to this issue are not expected to be material in the aggregate.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         On May 7, 1998, the Company held its Annual Meeting of Shareholders. The matters acted on at the meeting were:

1. The election of twelve members of the Board of Directors, including Messrs. Ralph Destino, J. David Hakman, Rakesh K. Kaul , S. Lee Kling, Theodore H. Kruttschmitt, Edmund R. Manwell, Shailesh J. Mehta, Jan P. du Plessis, Alan G. Quasha, Howard M. S. Tanner and Robert F. Wright and Ms. Lisa Valk Long, to serve until the 1999 Annual Meeting of Shareholders and in each case until their respective successors are elected and qualified. Each nominee for director received a minimum vote of 194,392,697 shares for and a maximum of 154,764 shares withheld.


2. The approval of an amendment to the Company's Stock Option Agreement dated August 23, 1996 with Rakesh K. Kaul forming a part of the Long-Term Incentive Plan for Rakesh K. Kaul, which received a vote of 187,212,443 shares for, 7,133,015 shares against and 202,003 shares abstaining; and

3. The approval of the appointment by the Board of Directors of Arthur Anderson LLP as the Company's independent auditors for the fiscal year ending December 26, 1998, which received a vote of 194,341,206 shares for, 137,452 shares against and 68,803 shares abstaining.




ITEM 5. OTHER INFORMATION

       If the Company does not receive notice of any matter that is to come before the shareholders at the next annual meeting of the shareholders on or before Saturday, February 27, 1999, which corresponds to forty-five days before the date on which the Company first mailed its proxy materials for the prior year's annual meeting of shareholders, the proxy for the next annual meeting of the shareholders may, pursuant to Rule 14a-4[c] of the Proxy Rules under the Securities Exchange Act of 1934, confer discretionary authority to vote on such matter.

ITEM 6. EXHIBITS AND REPORTS ON FORM  8-K

(a) Exhibits


27         Financial Data Schedule (EDGAR filing only).

(b) Reports on Form 8-K


None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





HANOVER DIRECT, INC.


Registrant



       By: /s/ Larry J. Svoboda
           --------------------
           Larry J. Svoboda

         Senior Vice-President and Chief Financial Officer

         (on behalf of the Registrant and as principal financial officer)







     Date: August 11, 1998