Form 10-Q
period 1998-09-26
HANOVER DIRECT INC
filed 1998-11-10
CIK 320333

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 26, 1998

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


                                  (201) 863-7300
                                (Telephone number)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Common stock, par value $.66 2/3 per share: 210,718,923 shares outstanding as of November 3, 1998.

                               HANOVER DIRECT, INC.

                                    FORM 10-Q

                                September 26, 1998

                                      INDEX


                                                                                 Page
Part I - Financial Information

   Item 1.  Financial Statements
     Condensed Consolidated Balance Sheets -
      September 26, 1998 and December 27, 1997.................................   3

     Condensed Consolidated Statements of Income (Loss) - thirteen and thirty-nine weeks ended September 26, 1998 and
      September 27, 1997 ......................................................   5

     Condensed Consolidated Statements of Cash Flows - thirty-nine weeks ended
      September 26, 1998 and September 27, 1997................................   6

     Notes to Condensed Consolidated Financial Statements - thirty-nine weeks
      ended September 26, 1998 and September 27, 1997..........................   7

   Item 2.  Management's Discussion and Analysis of Consolidated Financial
     Condition and Results of Operations.......................................  10

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........  14

Part II - Other Information

   Item 5.  Other Information..................................................  15

   Item 6.  Exhibits and Reports on Form 8-K ..................................  15

   Signatures..................................................................  16

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 26, 1998  AND  DECEMBER 27, 1997
(UNAUDITED)
(IN THOUSANDS)



                                                  SEPTEMBER 26, DECEMBER  27,
                                                      1998          1997
                                                  ------------- ------------
ASSETS

Current Assets:
    Cash and cash equivalents                       $   3,292    $  14,758
    Accounts receivable, net                           21,817       17,684
    Accounts receivable under financing agreement      17,694       21,918
    Inventories                                        77,085       64,330
    Prepaid catalog costs                              25,457       20,684
    Deferred tax asset, net                             3,300        3,300
    Other current assets                                3,972        3,083
                                                    ---------    ---------
                  Total Current Assets                152,617      145,757
                                                    ---------    ---------
Property and equipment, at cost:

    Land                                                4,634        4,909
    Buildings and building improvements                22,610       16,486
    Leasehold improvements                              9,626        9,040
    Furniture, fixtures and equipment                  50,513       47,210
    Construction in progress                              280        4,519
                                                    ---------    ---------
                                                       87,663       82,164
                                                      (35,920)     (29,712)
                                                    ---------    ---------
    Accumulated depreciation and amortization
                  Net Property and Equipment           51,743       52,452

Goodwill, net                                          17,021       17,412
Deferred tax asset, net                                11,700       11,700
Other assets, net                                       2,342        2,978
                                                    ---------    ---------
                  Total Assets                      $ 235,423    $ 230,299
                                                    =========    =========

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
SEPTEMBER 26, 1998 AND DECEMBER 27, 1997
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                        SEPTEMBER 26,  DECEMBER  27,
                                                            1998           1997
                                                        -------------  -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt and capital
     lease obligations                                   $   2,133    $   5,305
   Accounts payable                                         54,813       58,799
   Accrued liabilities                                      21,126       30,259
   Customer prepayments and credits                          3,150        3,824
                                                         ---------    ---------
            Total Current Liabilities                       81,222       98,187
                                                         ---------    ---------
Noncurrent Liabilities:
   Long-term debt                                           55,265       32,668
   Obligations under receivables financing                  17,694       21,918
   Capital lease obligations                                    38           67
   Other                                                     2,005        1,908
                                                         ---------    ---------
            Total Noncurrent Liabilities                    75,002       56,561
                                                         ---------    ---------
            Total Liabilities                              156,224      154,748
                                                         ---------    ---------

Commitments and Contingencies
Shareholders' Equity:
 Series B Preferred Stock, convertible, $.01 par
  authorized and issued 634,900 shares in 1997               6,081        5,938
 Common Stock, $.66 2/3 par value, authorized
  225,000,000 shares; issued 204,441,538 shares
  in 1997 and 210,705,589 shares in 1998                   140,470      136,294
 Capital in excess of par value                            296,761      285,165
 Accumulated deficit                                      (360,139)    (347,652)
                                                         ---------    ---------
                                                            83,173       79,745
Less:
   Treasury stock, at cost (686,283 shares in 1997
   and 358,303 shares in 1998)                                (813)        (968)
   Notes receivable from sale of Common Stock               (3,161)      (3,226)
                                                         ---------    ---------
            Total Shareholders' Equity                      79,199       75,551
                                                         ---------    ---------
            Total Liabilities and Shareholders' Equity   $ 235,423    $ 230,299
                                                         =========    =========

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                     13 WEEKS ENDED                   39 WEEKS ENDED
                                                     --------------                   --------------
                                              SEPTEMBER 26    SEPTEMBER 27,    SEPTEMBER 26,    SEPTEMBER 27,
                                                  1998            1997             1998              1997
                                             -------------    -------------    -------------    -------------

Revenues                                     $     123,417    $     122,597    $     382,514    $     386,072
                                             -------------    -------------    -------------    -------------
Operating costs and expenses:
  Cost of sales and operating expenses              76,863           80,369          239,223          252,971
  Selling expenses                                  32,462           29,745          103,530           97,913
  General and administrative expenses               12,498           11,967           38,708           38,042
  Depreciation and amortization                      2,357            2,193            7,147            6,304
                                             -------------    -------------    -------------    -------------
                                                   124,180          124,274          388,608          395,230
                                             -------------    -------------    -------------    -------------

Loss from operations                                  (763)          (1,677)          (6,094)          (9,158)
                                             -------------    -------------    -------------    -------------

  Interest expense, net                             (1,823)          (1,494)          (5,500)          (5,783)

Loss before income taxes                            (2,586)          (3,171)         (11,594)         (14,941)
  Income tax provision                                (250)            (250)            (750)            (749)
                                             -------------    -------------    -------------    -------------


Net loss                                            (2,836)          (3,421)         (12,344)         (15,690)
Preferred stock dividends and accretion               (158)             (47)            (438)            (142)
                                             -------------    -------------    -------------    -------------

Net loss applicable to common shareholders   $      (2,994)   $      (3,468)   $     (12,782)   $     (15,832)
                                             =============    =============    =============    =============
Comprehensive income                         $      (2,994)   $      (3,468)   $     (12,782)   $     (15,832)
                                             =============    =============    =============    =============

Basic and diluted net loss per share         $        (.01)   $        .02)   $        (.06)   $        (.09)
                                             =============    =============    =============    =============
Weighted average shares outstanding            207,909,428      200,329,521      205,226,872      167,906,290
                                             =============    =============    =============    =============




See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                39 Weeks Ended
                                                        ------------------------------
                                                        September 26,    September 27,
                                                            1998             1997
                                                        -------------    -------------
Cash flows from operating activities:
Net loss                                                  $(12,344)       $(15,690)
Adjustments to reconcile net loss to net cash used
   by operating activities:
   Depreciation and amortization, including                  8,622           7,938
   deferred fees
   Provisions for doubtful accounts                          2,315           2,916
   Recovery of investments previously written-off               --          (1,020)
   Compensation expense related to stock options             1,742           1,323
Changes in assets and liabilities, net of acquisitions:
   Accounts receivable                                      (6,448)          9,236
   Inventories                                             (12,755)         (2,062)
   Prepaid catalog costs                                    (4,773)         (4,479)
   Other current assets                                       (889)         (1,204)
   Accounts payable                                         (3,986)        (16,287)
   Accrued liabilities                                      (9,133)         (4,820)
   Customer prepayments and credits                           (674)           (787)
                                                          --------        --------
Net cash used by operating activities                      (38,323)        (24,936)
                                                          --------        --------

Cash flows from investing activities:
   Acquisitions of property                                 (5,716)         (3,177)
   Proceeds from sale of businesses and properties              --             642


Proceeds from recovery of investments previously
   written off                                                  --           1,020
   Other, net                                                   --             349
                                                          --------        --------
   Net cash used by investing activities                  $ (5,716)       $ (1,166)
                                                          --------        --------


Cash flows from financing activities:
   Net borrowings (repayments) under Credit Facility      $ 22,597        $(12,768)
      Payments of  debt and capital lease                   (3,201)         (2,393)
obligations
   Proceeds from issuance of Common Stock                      497          40,134
   Payment of debt issuance costs
   Payment of stock issuance costs                          (1,195)             --
   Payment on notes receivable from sale of Common              --          (3,073)
   Stock                                                        65              --
   Proceeds from issuance in warrant exercise               13,640              --
   Other, net                                                  170             (53)
                                                          --------        --------
Net cash provided by financing activities                   32,573          21,847
                                                          --------        --------
Net (decrease) increase  in cash and cash                  (11,466)         (4,255)
equivalents
Cash and cash equivalents at the beginning of the           14,758           5,173
                                                          --------        --------
year

Cash and cash equivalents at end of the period            $  3,292        $    918
                                                          ========        ========
Supplemental cash flow disclosures:
   Interest paid                                          $  3,710        $  2,665
                                                          ========        ========
   Income taxes paid                                      $    407        $    699
                                                          ========        ========

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 1998 AND SEPTEMBER 27, 1997 (Unaudited)

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

3.    NET LOSS PER SHARE

      Net loss per share is computed using the weighted average number of common shares outstanding in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The weighted average number of shares used in the calculation for both basic and diluted net loss excludes warrants, stock options and convertible preferred stock because a net loss was incurred for the periods reported in the accompanying condensed consolidated statements of income (loss).

4.    RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for fiscal years beginning after June 15, 1999. As the Company does not currently engage in derivative instruments and hedging activities, this Statement is not expected to have an impact on the Company's financial statements.

5.    RESTRUCTURING

      Restructuring reserves primarily are comprised of severance and facility exit/relocation costs. The cost of employee severance includes termination benefits for line and supervisory personnel in fulfillment, telemarketing, MIS, merchandising and various levels of corporate and catalog management. Facility exit/relocation costs are primarily related to the Company's decision to sublet a portion of its Weehawken, NJ corporate facility and to consolidate its distribution centers in Roanoke, VA. Reserves for restructuring costs approximated $3.8 million and $5.4 million at September 26, 1998 and December 27, 1997, respectively, and are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

6.    LONG-TERM DEBT

      The Congress Facility is comprised of a revolving line of credit of up to $65 million ("Congress

Revolving Credit Facility") and term loans initially aggregating $10 million ("Revolving Term Notes"), expiring on January 31, 2001. On June 26, 1998, the Company amended its agreement with Congress to increase the revolving term notes to $12.0 million. At September 26, 1998, the Company had borrowings of $20.0 million under the Congress Revolving Credit Facility and $12.0 million in Revolving Term Notes. The rates of interest related to the Congress Revolving Credit Facility and Revolving Term Notes at September 26, 1998 were 8.75% and 9.0%, respectively. The face amount of unexpired documentary letters of credit were $4.0 million at September 26, 1998 and $2.9 million at September 27, 1997.

      Effective September 30, 1998 an agreement was reached with Congress to increase the Revolving Term Notes to $14.7 million and the additional funds were used to reduce the amount outstanding under the Congress Revolving Credit Facility by $2.7 million.

      The Congress Revolving Credit Facility is secured by all the assets of the Company. Borrowings under the Congress Revolving Credit Facility are based on percentages of eligible inventory and accounts receivable. The Congress Revolving Credit Facility places limitations on the incurrence of additional indebtedness and requires the Company to maintain minimum net worth and working capital throughout the term of the agreement. At September 26, 1998 the Company was in compliance with such covenants and remaining unused availability under the Congress Revolving Credit Facility was $21.2 million.


7.    STOCK BASED COMPENSATION PLANS

      The Company accounts for its stock based compensation in accordance with the fair value provisions of SFAS No. 123. Total compensation expense recognized in the nine months ended September 26, 1998 and September 27, 1997 was $1,742,000 and $1,323,000, respectively. Pursuant to the Company's 1996 Stock Option Plan, there were 200,000 options granted to employees of the Company with a weighted average exercise price of $2.87 per share during the thirteen-week period ended September 26, 1998. The option exercise price is the fair market value of a share of Common Stock as of the date of grant. Options expire seven years from the date of grant and generally vest over three years. At September 26, 1998, there were 6,058,001 options outstanding with a weighted average exercise price of $1.43 per share, of which 1,980,609 options are vested with a weighted average exercise price of $.97 per share. The fair value of the options granted during the thirteen-week period ended September 26, 1998 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected volatility of 55.88%; expected option life of four years; risk-free interest rate of 5.35%; and no expected dividend. The weighted average fair value of options granted under the 1996 Stock Option Plan was $1.56 as of September 26, 1998.

       During 1997, the Company granted, and the Compensation Committee approved, nonqualified options to certain employees for the purchase of an aggregate of 1,000,000 shares of the Company's Common Stock. The options become vested over three years and expire in 2003. Pursuant to this special grant, 333,333 options vested in March 1998, of which 191,000 options have been exercised as of September 26, 1998. These options have a weighted average exercise price of $1.00.

      There were no other changes to any of the provisions of any of the Company's stock option plans during the nine months ended September 26, 1998.


8.    RELATED PARTY TRANSACTIONS


      Pursuant to the Joint Venture Agreement of NAR Group Limited among Richemont Finance, S.A. ("Richemont"), Evansville Limited ("Evansville"), NAR and Alan G. Quasha, whereby 87,606,072 shares of the Company's Common Stock were distributed by NAR to Richemont, Evansville and Mr. Quasha. Richemont received 56,456,197 shares of Common Stock, Evansville received 30,713,770 shares of Common Stock and Mr. Quasha received 436,098 shares of Common Stock. Upon consummation of these transactions, Richemont owned approximately 47.46% of the Company's Common Stock and NAR ceased to be the beneficial owner of more than 5% of the Company's Common Stock. NAR and Quadrant Group Limited sold to Richemont for $4,757,350 in cash warrants to acquire up to an aggregate of 5,646,490 additional shares of Common Stock. On July 31,1998, Richemont exercised these warrants, with exercise prices ranging from $1.95 to $2.59 per share, for a total exercise price of $13,640,796. As a result of such exercise, Richemont owns approximately 48.88% of the issued and outstanding Common Stock of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company's Condensed Statements of Income (Loss).

Results of Operations - Thirteen-Weeks Ended September 26, 1998 Compared With Thirteen-Weeks Ended September 27, 1997

                                              13 Weeks Ended

                                      September 26,      September 27,
                                          1998               1997
                                      -------------      -------------
Revenues                                  100.0%            100.0%
Cost of sales and operating expenses       62.3              65.6
Selling expenses                           26.3              24.3
General and administrative expenses        10.1               9.8
Depreciation and amortization               1.9               1.7
Loss from operations                        (.6)             (1.4)
Interest expense, net                      (1.5)             (1.2)
Net loss                                   (2.3)             (2.8)


      Net Income (Loss). The Company reported a net loss of $(2.8) million or $(.01) per share for the thirteen-week period ended September 26, 1998 compared with a net loss of $(3.4) million or $(.02) per share for the same period last year. The per share amounts were calculated based on weighted average shares outstanding of 207,909,428 and 200,329,521 for the current and prior year periods, respectively. This increase in weighted average shares was primarily due to the exercise of warrants on July 31, 1998, and the sale of 3.7 million shares of common stock in November 1997.

      The net loss for the thirteen-weeks ended September 26, 1998 was primarily the result of the seasonality of the Company's business, an increase in selling expenses and costs related to new marketing initiatives. Compared with the same period last year, the decrease in net loss was primarily the result of (i) improved product margin and the positive impact upsell promotions, and (ii) a reduction in product delivery costs.

      Revenues. Revenues increased to $123.4 million for the thirteen-week period ended September 26, 1998 versus $122.6 million for the same period last year. Revenues from continuing operations increased 1.1% or $1.3 million compared to the same period last year. Revenues from discontinued catalogs decreased by $.5 million for the thirteen-week period ended September 26, 1998 compared to the same period last year.

      Operating Costs and Expenses. Cost of sales and operating expenses decreased to 62.3% of revenues for the thirteen-week period ended September 26, 1998 compared to 65.6% for the same period last year. The Company realized benefits from continued increases in product margin results due to improved product sourcing and merchandise mix. Additionally, the order fill rate improved during the third quarter of 1998 compared to the same period last year. The Company also experienced productivity improvements in distribution activities.

      Selling expenses increased to 26.3% of revenues in the third quarter of 1998 from 24.3% in the same period last year. This increase was primarily due to an increase in the utilization of name list rentals, additional creative costs and new marketing initiatives. The Company circulated 49.6 million catalogs during the third quarter of 1998 versus 52.7 million catalogs for the same period last year.

      General and administrative expenses were 10.1% of revenues for the third quarter of 1998 versus 9.8% for the comparable period in 1997. General and administrative costs reflect an increase in spending to support growth initiatives.

      Depreciation and amortization increased to 1.9% of revenues for the third quarter of 1998 versus 1.8% for the comparable period in 1997. The increase is primarily a result of fixed asset additions associated with the improvements in the operation of the distribution center in Roanoke, Virginia.

      Loss from Operations. The Company recorded a loss from operations of $.8 million for the third fiscal quarter of 1998 or (.6)% of revenues, compared to a loss from operations of $1.7 million or (1.4)% of revenues for the same period in 1997.

      Interest Expense, Net. Interest expense, net during the third quarter of 1998 increased by $.3 million compared to the same period in the prior year due to higher borrowings under the Congress Revolving Credit Facility.

      Income Taxes. The Company recorded a state tax provision of $.25 million in each of the thirteen week periods ended September 26, 1998 and September 27, 1997.

Results of Operations - Thirty-Nine Weeks Ended September 26, 1998 Compared With Thirty-Nine Weeks Ended September 27, 1997

                                                 39 Weeks Ended
                                           September 26,   September 27,
                                               1998            1997
                                           -------------   -------------
Revenues                                      100.0%         100.0%
Cost of sales and operating expenses           62.5           65.5
Selling expenses                               27.1           25.4
General and administrative expenses            10.1            9.9
Depreciation and amortization                   1.9            1.6
Loss from operations                           (1.6)          (2.4)
Interest expense, net                          (1.4)          (1.5)
Net loss                                       (3.2)          (4.0)


      Net Income (Loss). The Company reported a net loss of $(12.3) million or $(.06) per share for the thirty nine-week period ended September 26, 1998 compared to a net loss of $(15.7) million or $(.09) per share for the same period last year. The per share amounts were calculated based on weighted average shares outstanding of 205,226,872 and 167,906,290 for the current and prior year periods, respectively. The increase in weighted average shares outstanding is primarily due to a rights offering completed in June 1997.

      The net loss for the thirty-nine weeks ended September 26, 1998 was primarily the result of the seasonality of the Company's business in that the sales generated in the first nine months of the year generally were not sufficient to cover its fixed costs for such period. Compared to the same period last year, the decrease in net loss was primarily the result of (i) improved gross margins which resulted from a reduction in cost of merchandise, (ii) a reduction in distribution costs which resulted from the consolidation of distribution activities into its Roanoke, Virginia facility, (iii) a 1.4% increased in revenues from continuing operations, and (iv) the positive impact of upsell promotions. These cost savings and increased revenues from continuing businesses were partially offset by an increase in selling expenses resulting from increases in customer prospecting, paper prices and creative costs.

      Revenues. Revenues decreased to $382.5 million for the thirty-nine week period ended September 26, 1998 versus $386.1 million for the same period last year. Revenues from continuing operations increased

1.4% or $5.4 million compared to the same period last year. Revenues from discontinued catalogs decreased by $8.2 million for the thirty-nine week period ended September 26, 1998 versus the same period last year.

      Operating Costs and Expenses. Year-to-date cost of sales and operating expenses decreased to 62.5% of revenues versus 65.5% of revenues for the same period in 1997. The Company realized continued gains in product margin due to improved product sourcing and merchandise mix. Additionally, the order fill rate improved compared to the same period last year resulting in savings in product delivery costs. The Company has also experienced savings in the fixed costs associated with telemarketing and distribution.

      Selling expenses increased to 27.1% of revenues in the first nine months of 1998 versus 25.4% in the same period of 1997. This increase is primarily due to increased levels of prospecting for new customers, a general increase in the price of paper used in the Company's catalog production as well as increased costs associated with the creative design of certain of the Company's catalogs.

      Year-to-date general and administrative expenses were 10.1% of revenues for the first nine months of 1998 versus 9.9% for the comparable period in 1997. General and administrative costs reflect a slight increase in spending as the Company repositioned its spending to support growth initiatives.

      Depreciation and amortization increased to 1.9% of revenues in the first nine months of 1998 versus 1.6% for the comparable period in 1997. The increase is primarily a result of fixed asset additions associated with improvements being effected in the distribution center in Roanoke, Virginia.

      Loss from Operations. For the thirty-nine week period ended September 26, 1998 the Company recorded a loss of $6.1 million or (1.6)% of revenues compared to a loss from operations of $9.2 million or (2.4)% of revenues for the same period in 1997.

      Interest Expense, Net. Interest expense, net during the first nine months of 1998 decreased by $.3 million compared to the same period in 1997, due primarily to lower average borrowings under the Congress Revolving Credit Facility during the first six months of the fiscal year.

      Income Taxes. The Company recorded a state tax provision of $.75 million in each of the thirty-nine week periods ended September 26, 1998 and September 27, 1997.

Liquidity and Capital Resources

      At September 26, 1998, the Company had $3.3 million in cash and cash equivalents, compared with $14.8 million at December 27, 1997. Working capital and current ratio were $71.4 million and 1.9 to 1 versus $47.6 million and 1.48 to 1 at December 27, 1997. The $38.3 million of cash used in operations was used primarily to fund deferred billing promotions, to improve the merchandise in-stock position which resulted in improved initial fill rates, lower back orders and increased inventory levels to fund a seasonal increase in catalog costs, and to fund capital expenditures and seasonal operating losses for the thirty-nine week period ended September 26, 1998.

      On July 31, 1998, Richemont Finance S.A. acquired an aggregate of 5,646,490 additional shares of Common Stock of the Company pursuant to the exercise of certain common stock purchase warrants with exercise prices ranging from $1.95 to $2.59 per share and an aggregate total exercise price of $13,640,796. As a result of such exercise, Richemont owns 102,790,657 shares or 48.88% of the issued and outstanding Common Stock of the Company. The Company used the proceeds from the warrant exercise to reduce the amounts outstanding under its secured revolving credit facility with Congress Financial Corporation (the "Credit Facility").

      Revolver debt increased $1.7 million to $20.0 million during the quarter to fund seasonal working capital requirements. Remaining availability under the Credit Facility was $21.2 million at September 26, 1998.

      Effective September 30, 1998, the Company entered into an agreement with Congress to increase the amount of the term loans authorized and outstanding by $2.7 million. Such amount was used to reduce revolver debt which had been used in August 1998 to pay off mortgages in a like amount on the Company's properties in LaCrosse, Wisconsin.

      The Company believes that the warrant exercise by Richemont, the Credit Facility modifications and the Company's reduced operating losses have eased vendor/creditor concerns about the Company's viability. The Company's ability to continue to improve upon its prior year's performance and implement its business strategy is critical to maintaining adequate liquidity.

Year 2000

      The Company utilizes both systems housed primarily on its own computer network and systems housed on the computers of third parties, such as its vendors, to conduct its normal business activities. Some of the systems on its network are proprietary and many are off the shelf programs acquired from vendors. The Company has inventoried those information technology (IT) and non-IT systems, including those with embedded chips, critical to its operations and has received assurances from those developers, vendors and third parties that those systems are, or will be prior to June 30, 1999, Year 2000 compliant. The Company has commenced testing of its systems and intends to complete this process and develop solutions to identified problems by December 31, 1998. As an additional precaution, the Company is in the process of developing contingency plans which are expected to be completed by March 31, 1999. The failure of one or more critical systems to be Year 2000 compliant could have a material adverse effect on the results of operations. The costs incurred to date to become Year 2000 compliant have not been material and, although the Company has not completed its testing, the future costs related to this issue are not expected to be material in the aggregate.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


None.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

      Effective November 9, 1998, Robert J. Vill joined the Company as Vice President - Finance and Treasurer following the retirement of Edward J. O'Brien as Senior Vice President and Treasurer effective November 5, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K

(a) Exhibits


27         Financial Data Schedule (EDGAR filing only).

(b) Reports on Form 8-K


Current Report on Form 8-K dated July 31, 1998 reporting under Item 5 Richemont's exercise of certain warrants to purchase common stock of the Company.

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







       Date: November 10, 1998