Form 10-K405
period 1998-12-26
HANOVER DIRECT INC
filed 1999-03-26
CIK 320333

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 26, 1998

                         COMMISSION FILE NUMBER 1-12082

                            ------------------------

                              HANOVER DIRECT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
                 (STATE OR OTHER JURISDICTION OF INCORPORATION
                                OR ORGANIZATION)

                  1500 HARBOR BOULEVARD, WEEHAWKEN, NEW JERSEY
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                   13-0853260
                       (IRS EMPLOYER IDENTIFICATION NO.)

                                     07087
                                   (ZIP CODE)

                                 (201) 863-7300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
       COMMON STOCK, $.66 2/3 PAR VALUE                   AMERICAN STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 17, 1999, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $420,163,710 (based on the closing price of the Common Stock on the American Stock Exchange on March 17, 1999).

     As of March 17, 1999, the registrant had 210,827,854 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A is incorporated into items 10, 11, 12 and 13 of Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Hanover Direct, Inc. (the "Company") is a leading specialty direct marketer with a diverse branded portfolio of home fashions, general merchandise, men's and women's apparel and gift catalogs delivered via direct mail and electronic commerce. The Company's catalog titles are organized into six brand groups -- Home Fashions -- Mid-Market brands, Home Fashions-Upscale brands, General Merchandise brands, Women's Apparel brands, Men's Apparel brands and Gift brands groups -- each consisting of one or more catalog titles. All of these brand groups utilize the Company's common systems platform and central purchasing, telemarketing, fulfillment, distribution and administrative functions.

     The Company's Home Fashions-Mid-Market brands includes Domestications(R), a leading specialty home fashions catalog, and Colonial Garden Kitchens(R), featuring work saving and lifestyle enhancing items for the kitchen and home. The Home Fashions-Upscale brands includes The Company Store(R), an upscale home fashions catalog focusing on high quality down comforters and other down and related products for the home including sheets and towels, and Kitchen & Home(R), an upscale kitchen and home product catalog. The General Merchandise brands includes Improvements(R), a do-it-yourself home improvements catalog, and The Safety Zone(R), offering safety, prevention and protection products. The Women's Apparel brands includes Silhouettes(R), featuring everyday, workout, special occasion and career fashions for larger sized women, and Tweeds(R), the European-inspired women's fashion catalog. The Men's Apparel brands includes International Male(R), offering unique men's fashions with an international flair, Austad's(R), featuring golf equipment, apparel and accessories, and Undergear(R), a leader in activewear, workout wear and fashion underwear for men. The Gift brands includes Gump's By Mail(R), a leading upscale catalog of jewelry and luxury gifts, and Gump's, the well known retail store based in San Francisco.

     The Company reviews its portfolio of catalogs as well as new opportunities to acquire or develop catalogs from time to time. No catalog brands were discontinued during the 1996, 1997 or 1998 fiscal years. However, in the fourth quarter of 1998, the Company selected Austad's, Tweeds and Colonial Garden Kitchens for repositioning away from traditional catalog operations.

     Early in 1999, the Company began the repositioning efforts for Austad's, Tweeds and Colonial Garden Kitchens primarily as e-commerce brands. If these repositioning efforts are unsuccessful, these brands are likely to be sold or discontinued.

     During 1998, the Company mailed approximately 242 million catalogs. The Company maintains a proprietary customer list currently containing approximately 12 million names of customers (the same as in 1997 but down from approximately 14 million names in 1996) who have made purchases from at least one of the Company's catalogs within the past 36 months. Approximately 4 million of the names on the list represent customers who have made purchases from at least one of the Company's catalogs within the last 12 months (the same as in 1997 but down from approximately 6 million names in 1996).

     The Company is incorporated in Delaware with its principal executive office at 1500 Harbor Boulevard, Weehawken, New Jersey 07087. The Company's telephone number is (201) 863-7300. Richemont Finance S.A. ("Richemont"), a Luxembourg company, owns approximately 49% of the Company's common stock on a fully diluted basis. Additionally, on June 1, 1998 Richemont entered into an agreement with a third party, whereby Richemont was granted an irrevocable proxy to vote approximately 9.3 million shares currently held by the third party. Richemont is a wholly owned subsidiary of Compagnie Financiere Richemont, A.G., a Swiss public company engaged in luxury goods, tobacco and other business. The Company is a successor in interest to The Horn & Hardart Company, a restaurant company founded in 1911, and Hanover House Industries, Inc., founded in 1934.

STRATEGIC REALIGNMENT

     The Company recently adopted plans for a strategic realignment of the Company pursuant to which it will create two separate business units, a brand marketing division and a web services division.

     The brand marketing division will be a marketing/merchandising organization comprised of the Company's branded portfolio of home fashions, apparel and gift catalogs and associated e-commerce sites as well as all related inventory. It will also contain customer lists, databases and trademarks/intellectual property. Credit marketing agreements as well as internet strategic partnerships and alliances, such as those already in effect with Excite, ArtSelect and Xoom, will also fall within the business unit's responsibility.

     The web services division will offer the full range of back-end services required by companies wanting to conduct e-commerce including a comprehensive range of fulfillment, order management and web marketing services as well as web site development, system platform interface, and the back-end services of Keystone Fulfillment, a Company affiliate launched last year, which currently provides services to a growing portfolio of customers. In addition to its existing contracts, the web services division has the warehouses and telephone centers as well as the means to flexibly add capacity as needed. Its system platform performs the high volume logistical services required by e-commerce companies and is supported by a state-of-the-art MACS II system, a warehouse management system and data warehouse applications. Its Internet Management Group is equipped to provide services both to the Hanover portfolio as well as others wanting to sell on-line.

     Inter-company agreements will be put in place whereby the brand marketing division will utilize the services of the web services division for web hosting, system interface, fulfillment and corporate services. Rakesh K. Kaul will continue as President and Chief Executive Officer of the Company, overseeing both of the newly created business units.

THE COMPANY'S CATALOGS

     Each of the Company's specialty catalogs targets distinct market segments offering a focused assortment of merchandise designed to meet the needs and preferences of its target customers. Each catalog's merchandise strategy, including the appropriate price points, mailing plans and presentation of its products is determined through market research and ongoing testing of new products and concepts. The Company is continuing its development of exclusive or private label products for a number of its catalogs, including Domestications, The Company Store and Improvements, to further enhance the brand identity of the catalogs.

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

     The following is a description of the Company's catalogs in each of the Company's six brand groups:

  Home Fashions -- Mid-Market Brands:

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

  Home Fashions -- Upscale Brands:

     The Company Store is an upscale home fashions catalog focusing on high quality down comforters and other down and related products for the home including sheets and towels. The Company Store also features designer brand name sheets, towels and other bedding accessories.

     Kitchen & Home features distinctive and highly functional kitchen and home products for entertaining and decorating.

  General Merchandise Brands:

     Improvements is a leading do-it-yourself home improvement catalog featuring home improvement accessories.

     The Safety Zone offers safety, protection and prevention products.

  Women's Apparel Brands:

     Silhouettes is a leading fashion authority for larger sized women specializing in casual, career and special occasion apparel for this customer's lifestyle needs.

     Tweeds features apparel with a European flair for contemporary women.

  Men's Apparel Brands:

     International Male is positioned as an authority for unique men's fashion with an international flair.

     Undergear is a leader in activewear, workout wear and fashion underwear for men.

     Austad's features golf equipment and related apparel and accessories.

  Gift Brands:

     Gump's By Mail is a leading upscale catalog featuring jewelry, luxury gifts, specialized housewares and other unique items.

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

     The Company utilizes modeling and segmentation analysis to devise catalog marketing and circulation strategies that are intended to maximize customer contribution by catalog. This analysis is the basis for the Company's determination of which of the Company's catalogs will be mailed and how frequently to a particular customer, as well as the promotional incentive content of the catalog(s) such customer receives.

     The primary source of new customers for the Company's catalogs is lists rented from other mailers and compilers. Prior to mailing these lists, the lists are edited using statistical segmentation tools to enhance their probable performance. Other sources of new customers include traditional print space advertisements and promotional inserts in outbound merchandise packages. In addition, many of the catalogs participate in a consortium database of catalog buyers whereby new customers are obtained by the periodic submission of desired customer buying behavior and interests to the consortium and the subsequent rental of non-duplicative names from the consortium. The Internet as a source of new customers continues to grow in importance. The Websites for each brand are promoted within each catalog, at Hanover's partner websites, in traditional print media advertising and most recently in TV commercials for several of the Company's brands.

     The Company maintains an active presence on the Internet by having a commerce-enabled Web site for each one of its catalogs which offers its merchandise, takes catalog requests, and accepts orders for not only Web site merchandise but also from any print catalog already mailed. The Company also utilizes commissionable marketing opportunities available to it by posting its catalog merchandise and accepting orders on third party Web sites. Publicly announced alliances include with WebTV as well as Excite.

     The Company continues to use direct response television marketing, having taken advantage of the opportunity to offer a particular catalog's merchandise on a 24-hour television shopping channel and on long-form television infomercials. In addition, the Company has entered into an agreement to post some of its catalog merchandise offerings on electronic marketing channels which are not directed to residences but to airport lounges, hotel rooms and airplane electronic networks.

TELEMARKETING

     The Company receives approximately 84% of its orders through its toll-free telephone service which offers customer access seven days per week, 24 hours per day. The Company has created a telephone network to link its three primary telemarketing facilities in Hanover, Pennsylvania, LaCrosse, Wisconsin and San Diego, California. The Company's telemarketing facilities utilize state-of-the-art telephone switching equipment which enables the Company to route calls between telemarketing centers and thus provide prompt customer service. The Company handled approximately 9 million telephone order and customer service calls in 1998. As part of its December 1996 plan to reduce operating costs, the Company shut down its telemarketing capacity in its Roanoke, Virginia facility in February 1997. In the first quarter of 1997, the Company entered into a call center services agreement with MCI Communications Corp. which resulted in significant cost savings for such services. See "Purchasing."

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

DISTRIBUTION

     The Company presently operates three distribution centers in three principal locations: one in Roanoke, Virginia, one in Hanover, Pennsylvania, and one in LaCrosse, Wisconsin. The Company's facilities processed approximately 7 million packages in 1998. As part of its 1996 plan to reduce annual operating costs, the Company developed a plan to consolidate certain of its operations in Roanoke, VA and its Hanover, PA operations into its distribution center in Roanoke, VA. The apparel operations and two of the six catalogs located in Hanover, PA were consolidated into the Roanoke distribution center in the second half of 1997. Two other catalogs were consolidated into the Roanoke distribution center in 1998.

     The Company mails its catalogs through the United States Postal Service ("USPS") utilizing pre-sort, bulk mail and other discounts. Most of the Company's packages are shipped through the USPS. Overall, catalog mailing and package shipping costs approximated 15% of the Company's net revenues in 1998. The Company obtains rate discounts from the USPS by automatically weighing each parcel and sorting and trucking packages to a number of USPS drop points throughout the country. Some packages are shipped using a consolidator for less frequently used drop points. The USPS increased mailing rates effective January 1999 (see Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations). The Company also utilizes United Parcel Service, Federal Express and other delivery services. United Parcel Service raised its rates for domestic deliveries by 3.6% for ground rates and 3.3% for air rates effective February 7, 1998.

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

     The Company generally enters into annual arrangements for paper and printing with a limited number of suppliers. These arrangements permit periodic price increases or decreases based on prevailing market conditions, changes in supplier costs and continuous productivity improvements. For 1998, paper costs approximated 7% of the Company's net revenues.

MANAGEMENT INFORMATION SYSTEMS

     The Company has successfully converted all catalogs to its integrated mail order and catalog system operating on its mid-range computer systems. Additionally, the remaining fulfillment center migrated to the newly developed warehouse management system. The migration of the Company's business applications to mid-range computers was an important part of the Company's overall systems plan which defined the long-term systems and computing strategy for the Company. The Company modified and installed, on a catalog by catalog basis, these new integrated systems for use in managing all phases of the Company's operations. These systems have been designed to meet the Company's requirements as a high volume publisher of multiple catalogs. The Company is continuing to devote resources to improving its systems.

     The new software system is an on-line, real-time system which includes order processing, fulfillment, inventory management, list management and reporting. The software provides the Company with a flexible system that offers data manipulation and in-depth reporting capabilities. The new management information systems are designed to permit the Company to achieve substantial improvements in the way its financial, merchandising, inventory, telemarketing, fulfillment and accounting functions are performed. Two catalogs were brought onto the Company's common systems platform in 1994. The Company brought eight additional catalogs onto the Company's common systems platform in 1995, one in 1996 and the balance of the catalogs onto the Company's common systems platform in 1997. As of December 26, 1998, the Company had invested capitalized costs of approximately $18.6 million in such systems.

     Based on its identification and assessment of year 2000 issues, the Company estimates it will incur total expenditures of $3.6 million to modify its computer information systems enabling proper processing of transactions relating to the year 2000 and beyond. The Company continues to take appropriate courses of corrective action, including replacement of certain systems and contracting with a consultant to develop contingency plans. The Company does not expect the amounts required to be expensed over the next year related to the year 2000 modifications to have a material effect on its financial position or results of operations. The Company has contacted vendors and others on whom it relies to assure that their systems will be timely converted. However, there can be no assurance that the systems of other companies on which the Company relies also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's operations.

CREDIT MANAGEMENT

     Several of the Company's catalogs, including Domestications, International Male and Gump's by Mail, offer their own private label credit cards. The Company has a five year $75 million credit facility with General Electric Credit Corporation ("GECC") expiring in the year 2000 which provides for the sale and servicing of accounts receivable originating from the Company's revolving credit cards. GECC's servicing responsibilities include credit processing, collections, billing/payment processing, reporting and credit card issuance. The

Company is required to maintain certain financial covenants related to this agreement which the Company failed to maintain, but has received a waiver for the event of default at December 26, 1998. In March 1999, the Company entered into an account purchase and credit card marketing and services agreement with Capital One Services, Inc. and Capital One Bank establishing that Capital One will provide services generally of a type provided previously by GECC with respect to the Company's private label credit card program. Capital One will do this by purchasing from the Company the existing portfolio of credit card accounts on terms which will create neither a gain or loss to the Company on the closing date. The purchase is currently scheduled for July 1999.

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

     The Company acquires products for resale in its catalogs from numerous domestic and foreign vendors. No single source supplied more than 5% of the Company's products in 1998. The Company's vendors are selected based on their ability to reliably meet the Company's production and quality requirements, as well as their financial strength and willingness to meet the Company's needs on an ongoing basis.

FINANCING

     Credit Facility. The Congress Credit Facility is comprised of a revolving line of credit of up to $65 million and term loans aggregating $14.0 million at December 26, 1998. The Congress Facility is secured by all assets of the Company and places limitations on the incurrence of additional indebtedness. The amount that can be borrowed under the Congress Facility is based on percentages of eligible inventory and accounts receivable as reported to Congress from time to time. An inventory appraisal was completed in March 1997 and the advance rate remained the same through the balance of 1997. In November 1997, a new inventory appraisal was completed and advance rates were increased along with other modifications that increased the Company's availability under the Facility. At that time, negotiations for the refinancing of the Revolving Credit Facility commenced. Under the terms of the renegotiated Credit Facility, effective March 1998, the facility was extended to January 31, 2001.

     The Congress Revolving Credit Facility, prior to the amendment, bore interest at 1.25% above the prime rate and the Revolving Term Note bore interest at 1.5% above prime rate. As amended, the Revolving Credit Facility bears interest at prime plus .5% or Eurodollar plus 2.5% and the Revolving Term Note bears interest at prime plus .75% or Eurodollar plus 2.75%. The Company is required to maintain minimum net worth and working capital throughout the terms of the agreement. The Company was in compliance with such covenants at December 26, 1998. At December 26, 1998, the Company had no revolving indebtedness and $14.0 million outstanding in Revolving Term Notes, respectively. As of December 27, 1997, the Company also had no revolving indebtedness and $7.9 million outstanding in Revolving Term Notes, respectively. The face amount of unexpired documentary letters of credit at December 26, 1998 and December 27, 1997 were $2.8 million and $3.0 million, respectively. At December 26, 1998, availability under the Congress Facility was approximately $49 million, including cash on hand. The Congress Facility financial covenant requirements are as follows:

WORKING CAPITAL (AS DEFINED)                                     AMOUNT
----------------------------                                  ------------
  December 1997 and forward.................................  $(10,000,000)

NET WORTH                                                        AMOUNT
---------                                                     ------------
  June 1997 and thereafter..................................  $ 21,500,000

     Reimbursement Agreement. In December 1996, the Company finalized its agreement (the "Reimbursement Agreement") with Richemont Finance S.A. ("Richemont") that provided the Company with up to approximately $28 million of letters of credit through Swiss Bank Corporation, New York Branch. The three letters of credit, which were to expire on February 18, 1998, carry an interest rate of 3.5% above the prime rate, payable to Swiss Bank Corporation quarterly on amounts drawn under the letters of credit. The Company also agreed to pay a facility fee to Richemont equal to 5% of the principal amount of the letters of credit as well as other fees incurred in connection with providing the facility. In the event that the Company has not paid in full, by the expiration date, any outstanding balances under the letters of credit, Richemont shall have the option, exercisable at any time prior to payment in full of all amounts outstanding under the letters of credit to convert such amount into Common Stock of the Company at the mean of the bid and ask prices of the Company's Common Stock on November 8, 1996, or the mean of the bid and ask prices of the Company's Common Stock on each of the thirty days immediately prior to the date of exercise of the conversion privilege. The Reimbursement Agreement is subordinate to the Credit Facility.

     In November 1997, Richemont definitively agreed to extend its guarantee under the Reimbursement Agreement to March 30, 1999. As consideration for this transaction, the Company agreed to pay to Richemont a fee of 4% of the principal amount of each letter of credit, which fee aggregated $1,073,483.28. The extension required the approval of Congress and Swiss Bank which approvals were obtained in February 1998, and was subject to certain other conditions. On February 18, 1998, the extension of the Richemont guarantee and the closing of this transaction were consummated. Accordingly, the expiration dates of two of the letters of credit were extended through March 30, 1999, and the letters of credit were amended to reflect the assignment of all obligations thereon from Swiss Bank, New York Branch to Swiss Bank, Stamford Branch. A substitute letter of credit having an expiration date of March 30, 1999 was issued to replace the third letter of credit. On each of October 1, 1997 and October 1, 1998 the Company paid down approximately $1 million of the underlying debt thus reducing the principal amount of the letters of credit to $25.8 million.

     In the first quarter of 1999, Richemont agreed to extend its guarantee under the Reimbursement Agreement to March 31, 2000. As consideration for this transaction, the Company agreed to pay to Richemont a facility fee of 9.5% of the principal amount of each letter of credit. The extension required the approval of Congress and UBS AG which approvals were obtained in March 1999, and was subject to certain other conditions. In March 1999, the extension of the Richemont guarantee and the closing of this transaction will be consummated. Accordingly, the expiration dates of the letters of credit will be extended through March 31, 2000.

     1997 Rights Offering. The Company commenced a $50 million rights offering (the "1997 Rights Offering") on April 29, 1997. Holders of record of the Company's Common Stock, par value $.66 2/3 per share (the "Common Stock"), and Series B Convertible Additional Preferred Stock, par value $.01 and stated value $10.00 per share (the "Series B Preferred"), as of April 28, 1997, the record date, were eligible to participate in the 1997 Rights Offering. The rights were exercisable at a price of $.90 per share. Shareholders received .38 rights for each share of Common Stock held and .57 rights for each share of Series B Preferred held as of the record date. The 1997 Rights Offering expired on May 30, 1997, with 55,654,623 rights to purchase shares exercised, and it closed on June 6, 1997.

     Richemont entered into a standby purchase agreement (the "Richemont Standby Purchase Agreement") to purchase all shares in the 1997 Rights Offering not subscribed to by shareholders of record at the subscription price. Richemont purchased 40,687,970 shares in the 1997 Rights Offering and, as a result, then owned approximately 20.3% of the Company. The Company paid in cash, from the proceeds of the 1997 Rights Offering, to Richemont on the closing date, a standby purchase fee of approximately $1.8 million which represented an amount equal to 1% of the aggregate offering price of the aggregate number of shares issuable upon closing of the 1997 Rights Offering other than with respect to the shares of Common Stock held by NAR Group Limited ("NAR") or its affiliates plus an amount equal to one-half of one percent of the aggregate number of shares acquired by NAR upon exercise of their rights (Standby Fee) plus an amount equal to 4% of the aggregate offering price in respect to all unsubscribed shares (Take-Up Fee). In connection with the entering of the Richemont Standby Purchase Agreement, the Company named two Richemont representatives, Messrs. Jan P. DuPlessis and Howard M.S. Tanner, to its Board of Directors.

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

     In order to facilitate vendor shipments and to permit the commencement of the Company's plan to consolidate certain of its warehouse facilities, Richemont advanced $30 million as of April 23, 1997 against its commitment to purchase all of the unsubscribed shares pursuant to the Richemont Standby Purchase Agreement. The Company then executed a subordinated promissory note in the amount of $30 million to evidence this indebtedness (the "Richemont Promissory Note") which was repaid out of the proceeds of the 1997 Rights Offering.

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

ADDITIONAL INVESTMENTS

     In November 1997, SMALLCAP World Fund, Inc. ("SMALLCAP"), a mutual fund and substantial investor in the Company, agreed to purchase 3.7 million shares of the Company's Common Stock at $1.41 per share for an aggregate purchase price of approximately $5.2 million in a private placement. This transaction was consummated on November 6, 1997. These shares were restricted and were subsequently registered under the Securities Act of 1933, as amended, pursuant to a registration rights agreement with SMALLCAP that called for the Company to use its best efforts to effect the registration of such shares as soon as practicable after April 1, 1998.

     On July 31, 1998, Richemont acquired 5,646,490 additional shares of Common Stock of the Company pursuant to the exercise of certain common stock purchase warrants with exercise prices from $1.95 to $2.59 per share and an aggregate total exercise price of $13.6 million. The Company used the proceeds of the warrant exercise to reduce the amounts outstanding under the Congress Credit Facility.

EMPLOYEES

     The Company currently employs approximately 2,800 persons on a full time basis and approximately 600 persons on a part time basis. Approximately 300 employees at one of the Company's subsidiaries are represented by a union. The Company believes its relations with its employees are good.

SEASONALITY

     The Company has experienced substantially increased sales in the fourth quarter of each year as compared to the first three quarters, due in part to the Company mailing more catalogs in the second part of the year, holiday season purchases and decreasing apparel sales as a percentage of total sales.

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

     The Company is maintaining an active commerce-enabled Internet Web site presence for all of its catalogs. A substantial number of each of the Company's catalog competitors maintain an active commerce-enabled Internet Web site presence as well. A number of such competitors have substantially greater financial, distribution and marketing resources than the Company. Sales from the Internet for Web site merchandisers have grown in 1998. The Company believes strongly in the future of the Internet and online commerce, including the speed at which marketing opportunities are evolving in this medium, and is adjusting its marketing focus, resources, and manpower to that end.

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

ITEM 2.  PROPERTIES

     The Company's corporate headquarters are located in a modern 85,000-square-foot office in Weehawken, New Jersey. The facility houses merchandising and marketing personnel, catalog production personnel and corporate and administrative offices. The Weehawken facility is leased for a 15-year term expiring in 2005. The Company has subleased a portion of these premises effective April 1998 as part of its plan to further reduce costs. In addition to this office facility, the Company leases administrative facilities for men's apparel in San Diego, California, maintains 15,000 square feet of administrative facilities for the Gump's retail business in its store facility in San Francisco, California discussed below and maintains administrative facilities for the Improvements business in Beachwood, Ohio.

     The Company currently operates three warehouses and fulfillment facilities in three principal locations: one in Roanoke, Virginia for home fashions, apparel and general merchandise, one in Hanover, Pennsylvania for hardgoods, including sporting goods and giftware, and one in LaCrosse, Wisconsin for upscale home fashions.

     In Roanoke, Virginia, the Company owns a 633,000 square-foot home fashions distribution center. The facility became operational in the second half of 1995 and handled all of Domestications' fulfillment processing. As a result of the Company's cost reduction plan, the Company transferred during 1997 the fulfillment functions for two of the six catalogs previously fulfilled from the Hanover, Pennsylvania distribution facility as well as all the fulfillment functions handled by the apparel distribution facility located in Roanoke, Virginia to the home fashions distribution center in Roanoke, Virginia. See "Distribution." The apparel distribution center in Roanoke, Virginia is a 175,000 square-foot facility which the Company leases from a partnership in which it owns a 50% interest. The Company and the partnership are currently looking for a sublessee for this facility.

     In Hanover, Pennsylvania, the Company owns a distribution center of approximately 265,000 square feet which handles hardgoods, including sporting goods and giftware. Two of the six catalogs serviced by such facility were consolidated with and into the home fashions distribution center in Roanoke, Virginia in 1997. Two other catalogs were consolidated into the Roanoke, Virginia distribution center in 1998. During 1999, the Company intends to use the Hanover, Pennsylvania distribution center for third-party fulfillment and processing.

     In LaCrosse, Wisconsin, the Company leases a warehouse and fulfillment center of 185,000 square feet under a short-term lease. The Company also owns a 150,000 square-foot home fashions manufacturing and assembly facility and a 58,000 square-foot telemarketing and customer service facility in LaCrosse, Wisconsin.

     In addition to the LaCrosse, Wisconsin facility, the Company utilizes portions of facilities in San Diego, California and Hanover, Pennsylvania as telemarketing and customer service facilities. Specifically, in Hanover, Pennsylvania, the Company leases a telemarketing and administrative office facility of 123,000 square feet. Renewal terms on this telemarketing center extend through 2009.

     The Company's principal retail operations consist of the Gump's retail store, which occupies approximately 43,000 square feet in a building in downtown San Francisco, California which is leased pursuant to a 15-year lease. A portion of the Gump's facility is subleased and a portion is used for administrative offices. The Company also operates and leases 10 other retail and outlet stores at various locations.

     The Company leases premises in Edgewater, New Jersey which it vacated in 1995. The Company has sublet a portion of the Edgewater facility and is actively seeking to sub-lease the remainder. The Company sold its interest in a Cleveland facility in May 1997.

                                                                         APPROXIMATE
LOCATION                                                   STATUS       SQUARE FOOTAGE
--------                                                   ------       --------------
WAREHOUSE AND FULFILLMENT CENTERS:
Roanoke, VA                                             Owned              633,000
Roanoke, VA                                             Vacant             175,000
Hanover, PA                                             Leased/Owned       277,500
LaCrosse, WI                                            Leased             185,000
CORPORATE AND ADMINISTRATIVE OFFICES:
Weehawken, NJ                                           Leased              84,700(a)
Edgewater, NJ                                           Leased              65,000
San Diego, CA                                           Leased              30,000(b)
San Francisco, CA                                       Leased              15,000(c)
Beachwood, OH                                           Leased               7,740(d)
TELEMARKETING AND CUSTOMER SERVICE:
Hanover, PA                                             Leased             123,000
LaCrosse, WI                                            Owned               58,000
San Diego, CA                                           Leased              30,000(b)
RETAIL STORES:
San Francisco, CA                                       Leased              43,000(c)
San Diego, CA                                           Leased               3,800
West Hollywood, CA                                      Leased               3,600
Mayfield Heights, OH                                    Leased               3,750
Hanover, PA                                             Leased              24,000
Kenosha, WI                                             Leased               5,500
LaCrosse, WI                                            Leased              13,326
Madison, WI                                             Leased               5,206

                                                                         APPROXIMATE
LOCATION                                                   STATUS       SQUARE FOOTAGE
--------                                                   ------       --------------
Oshkosh, WI                                             Leased               2,000
Philadelphia, PA                                        Leased               3,017
Roanoke, VA                                             Leased               7,389
MANUFACTURING AND ASSEMBLY:
LaCrosse, WI                                            Owned              150,000

---------------
(a) After sublease of approximately 20,000 square feet to an outside tenant effective April 1998, approximate square footage will be utilized by the Company for the 65,000 square feet of office space.

(b) Telemarketing and corporate/administrative functions are all located and performed at the one facility. Square footage stated represents the entire facility.

(c) Retail and office space are all located at the one facility. Square footage stated represents allocations to administrative, retail and retail storage space.

(d) Administration and product development for Improvements catalog.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various routine lawsuits of a nature which are deemed customary and incidental to its businesses. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is traded on the American Stock Exchange (Symbol: HNV). The following table sets forth, for the periods shown, the high and low sale prices of the Common Stock reported on the American Stock Exchange Composite Tape.

                                                            HIGH       LOW
                                                            ----       ---
1997
  First Quarter                                             $ 1  1/8   $    5/8
  Second Quarter                                              1  1/8        5/8
  Third Quarter                                               1 11/16    1  1/16
  Fourth Quarter                                              3          1  1/4
1998
  First Quarter                                             $ 3  1/2   $ 2  3/8
  Second Quarter                                              3  5/8     2 11/16
  Third Quarter                                               3  7/16    2  9/16
  Fourth Quarter                                              3  7/16    1 15/16

     The Company is restricted from paying dividends on its Common Stock or from acquiring its capital stock by certain debt covenants contained in agreements to which the Company is a party.

     As of March 18, 1999, there were approximately 4,010 holders of record of Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected financial data for each of the years indicated:

                                    1994           1995            1996            1997            1998
                                 -----------    -----------    ------------    ------------    ------------
                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
INCOME STATEMENT DATA:
  Revenues                       $   768,884    $   749,767    $    700,314    $    557,638    $    546,114
  Special charges (credits)               --          1,563          36,724          (2,209)           (485)
  Depreciation and amortization        6,157          9,020          12,192           8,227           9,478
  Operating (loss) income             15,975        (22,619)        (94,497)         (1,849)        (16,807)
  Interest expense, net                2,813          4,531           8,398           8,028           7,778
  Income (loss) before
    extraordinary items               14,838        (28,153)       (103,895)        (10,876)        (25,585)
  Extraordinary items                     --         (1,837)         (1,134)             --              --
                                 -----------    -----------    ------------    ------------    ------------
  Net income (loss)                   14,838        (29,990)       (105,029)        (10,876)        (25,585)
  Preferred stock dividends             (135)          (240)           (225)           (190)           (578)
                                 -----------    -----------    ------------    ------------    ------------
  Net income (loss) applicable
    to common stockholders       $    14,703    $   (30,230)   $   (105,254)   $    (11,066)   $    (26,163)
                                 -----------    -----------    ------------    ------------    ------------
  EBITDA (earnings before
    interest, taxes,
    depreciation and
    amortization)                $    22,132    $   (13,599)   $    (82,305)   $      6,378    $     (7,329)
  EBITDA before special
    charges                      $    22,132    $   (12,036)   $    (45,581)   $      4,169    $     (7,814)
                                 -----------    -----------    ------------    ------------    ------------
PER SHARE:
  Income (loss) before
    extraordinary items          $       .16    $      (.30)   $       (.93)   $       (.06)   $       (.13)
  Extraordinary items                     --           (.02)           (.01)             --              --
                                 -----------    -----------    ------------    ------------    ------------
  Net income (loss) -- basic
    and diluted                  $       .16    $      (.32)   $       (.94)   $       (.06)   $       (.13)
                                 -----------    -----------    ------------    ------------    ------------
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:
  Basic                           93,285,190     93,029,816     111,441,247     176,621,080     206,508,110
  Diluted                         93,285,190     93,029,816     111,441,247     176,621,080     206,508,110
                                 -----------    -----------    ------------    ------------    ------------
BALANCE SHEET DATA (END OF
  PERIOD):
  Working capital (deficit)      $    58,501    $    28,774    $     (1,507)   $     47,570    $     43,929
  Total assets                       262,246        279,009         220,827         230,299         218,870
  Total debt(1)                       37,915         62,802          65,189          59,958          58,859
  Shareholders' equity               109,725         87,210          31,740          75,551          66,470
                                 -----------    -----------    ------------    ------------    ------------

---------------
(1) The amounts for 1997 and 1998 include obligations under receivable financing of $21,918 and $18,998, respectively, pursuant to SFAS No. 125.

     There were no cash dividends declared on the Common Stock in any of the periods.

                See Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth, for the fiscal years indicated, the percentage relationship to revenues of certain items in the Company's Consolidated Statements of Income (Loss):

                                                                    FISCAL YEAR
                                                              -----------------------
                                                              1996     1997     1998
                                                              -----    -----    -----
Revenues                                                      100.0%   100.0%   100.0%
Cost of sales and operating expenses                           68.4     64.2     62.9
Write-down of inventory of discontinued catalogs                 .2       --       .7
Special charges (credit)                                        5.2      (.4)     (.1)
Selling expenses                                               27.9     25.3     27.2
General and administrative expenses                            10.1      9.7     10.6
Depreciation and amortization                                   1.7      1.5      1.7
Loss from operations                                          (13.5)     (.3)    (3.1)
Interest expense, net                                           1.2      1.4      1.4
Net (loss)                                                    (15.0)%   (2.0)%   (4.8)%

RESULTS OF OPERATIONS

  1998 Compared with 1997

     Net (Loss). The Company reported a net loss of $25.6 million or $(.13) per common share, compared with a net loss of $10.9 million, or ($.06) per common share, for 1997. Per share amounts are expressed after deducting preferred dividends of $.6 million and $.2 million in 1998 and 1997, respectively. The weighted average number of shares outstanding was 206,508,110 for the year ended December 26, 1998 compared to 176,621,080 in 1997. The increase in weighted average shares outstanding is primarily due to a rights offering completed in June 1997.

     The higher loss in fiscal 1998 is attributed to:

          (i) a $3.7 million charge for the writedown of non core catalog inventory as well as a $2.2 million charge for other costs associated with plans to discontinue certain under performing company catalog brands

          (ii) higher promotional activity primarily in the fourth quarter

          (iii) costs related to new business initiatives

          (iv) higher selling expenses due to increased promotional activity and more competitive mailings in advance of the 1999 postal rate increase

          (v) the 1997 special credit exceeded the amount recorded in 1998 by $1.7 million

          (vi) 1997 income from the partial recovery of previously written-off investment securities amounting to $1.3 million partially offset by,

          (i) improved gross margins from reductions in the cost of merchandise resulting from the benefits of improved purchasing strategies and efficiencies in inventory management for the core catalog brands, as well as the positive impact of upsell promotions.

          (ii) reduced distribution costs resulting from the completion of the consolidation of distribution activities into the Company's Roanoke, Virginia facility.

     Revenues. Revenues decreased in 1998 to $546.1 million from $557.6 million in 1997, primarily as a result of the under performing (non core) catalog brands, (Tweeds, Austad's and Colonial Garden Kitchens) partially offset by revenue growth in other brands and the impact of upsell promotions. The Company's revenues for 1998 for the core catalog brands increased 3% over 1997.

     Catalog circulation decreased to 242 million in 1998 from 244 million in 1997.

     Operating Costs and Expenses. Cost of sales and operating expenses, which include fulfillment and telemarketing costs, decreased by $14.7 million from 1997. This decrease was the result of a reduction in catalog sales and reduced merchandise costs as the Company's margins were enhanced by improved product sourcing and merchandise mix as well as continued improvement in telemarketing and fulfillment costs. Additionally, the Company attained inventory management efficiencies resulting in improved order fill rates, lower product delivery costs and lower backorder levels.

     Selling expenses increased $7.4 million in 1998 as a result of the increased utilization of name list rentals, additional catalog production costs and new marketing initiatives partially offset by the benefit of reduced, more targeted circulation strategies. These expenses also include $2.2 million of charges related to the aforementioned discontinuance of certain under performing company catalog brands.

     General and administrative expenses increased $4.0 million in 1998 primarily due to an increase in spending to support growth initiatives, including electronic commerce, as well as the impact of an offset to general and administrative expenses ($1.3 million of income) recorded in 1997 as a result of asset distributions made to the Company relating to previously written-off investment securities.

     The operating results for 1998 and 1997 include benefits of $0.5 million and $2.2 million, respectively, relating to the reversal of a portion of the restructuring charges that were recorded in 1996. The 1998 reversal related to the Company's decision to remain in its Hanover, Pa. fulfillment center. The 1997 reversal related primarily to the Company's decision to remain in its Weehawken corporate facility.

     Depreciation and amortization increased $1.3 million in 1998 resulting from fixed asset additions associated with the improvements in the distribution center in Roanoke, Virginia.

     (Loss) from Operations. The Company's loss from operations increased $15.0 million to $16.8 million in 1998 from a loss of $1.8 million in 1997. As discussed above, the 1998 operating results include $5.9 million in charges related to discontinuing certain non core catalog brands as the Company focuses on building brands with a strong core customer base. The operating results also include infrastructure costs related to the Company e-commerce initiatives. The operating results for 1998 and 1997 include a $0.5 and $2.2 million credit, respectively, relating to the reversal of a portion of the restructuring charges that were recorded in 1996.

     Interest Expense, Net. Interest expense, net decreased $0.2 million to $7.8 million in 1998 from $8.0 million in 1997. This improvement was primarily due to lower interest rates and lower amortization of capitalized debt costs.

     Income Taxes. The Company did not record a Federal income tax provision in 1998 or 1997 based on each years' net operating losses. The Company's state tax provision was $1.0 million in 1998 and 1997.

     Shareholders' Equity. The number of shares of Common Stock outstanding increased by 6,672,063 in 1998 due to 5.6 million shares issued in connection with the exercise of certain common stock purchase warrants, its equity and incentive plans, and other activities. At December 26, 1998, there were 210,427,385 shares of Common Stock outstanding compared to 203,755,322 shares of Common Stock outstanding at December 27, 1997.

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

     Revenues. Revenues decreased in 1997 to $557.6 million from $700.3 million in 1996, primarily as a result of a decrease in sales for discontinued catalogs of $93.8 million. Revenues from continuing catalog brands decreased $48.9 million to $548.6 million from $597.5 million for the prior year. The Company's revenues for 1997 were planned at reduced levels from 1996 due to the Company's business formula of reduced circulation, reduced prospecting for most catalogs and a concentrated focus on core customers with core products. Circulation of catalogs decreased 7.9% to 243.8 million in 1997.

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

     General and administrative expenses decreased $16.8 million to $53.8 million in 1997. This decrease resulted from the Company's previously announced cost reduction plan. These savings were achieved from the reduced overhead structure resulting from the reorganization of management and operations that began at the end of 1996. The Company also experienced approximately $2.9 million of decreased costs and bad debt expense associated with its private label credit program as compared with 1996. In addition, general and administrative expenses were offset by $1.3 million of income recorded in 1997 as a result of asset distributions made to the Company relating to previously written-off investment securities.

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

     (Loss) from Operations. The Company's loss from operations decreased to $1.8 million in 1997 from a loss of $94.5 million in 1996. The Company's focus on building brands with a core customer base coupled with the cost savings programs implemented in 1997, as discussed above, has resulted in an improved operating margin.

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

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity. The Company had $12.2 million and $14.8 million of cash and cash equivalents at December 26, 1998 and December 27, 1997, respectively. Working capital and current ratio were $43.9 million and 1.47 to 1 at December 26, 1998 compared to working capital and current ratio of $47.6 million and 1.48 to 1 at December 27, 1997. The primary sources of cash in 1998 were the $13.6 million in proceeds resulting from the exercise of warrants held by Richemont in addition to $7.3 million in proceeds resulting from additional term loan borrowings under the Congress Credit Facility. The primary sources of cash in 1997 were the 1997 Rights Offering, which provided $40.1 million of cash and the $5.2 million issuance of the Company's Common Stock to SMALLCAP WorldFund, Inc. in a private placement. Cash was used in 1998 primarily to fund a $12.1 million use of cash in operating activities, capital expenditures of $6.1 million, the $2.8 million repayment of The Company Store 6% mortgage notes and to reduce the amounts outstanding under its secured Revolving Credit Facility with Congress.

     In 1996, as a result of the Company's continued operating losses, the Company experienced tightened vendor credit and increased levels of debt. Order cancellation rates increased and negatively affected initial fulfillment which resulted in an increase in split shipments and higher customer inquiry calls in 1996 and the first quarter of 1997. As a result of these factors, the Company decided in late 1996 that it was necessary to obtain relief under its Credit Facility and to investigate an equity infusion. In December 1996, the Company closed its agreement with Richemont that provided the Company with approximately $28 million of letters of credit to replace letters of credit which were issued under the Credit Facility with Congress. Although this agreement provided the Company added liquidity, its timing, on December 19, 1996, had minimal effect on reducing back orders in 1996. Therefore, these back orders carried over to the first quarter of 1997 and caused an increase in the order cancellation rates in the period. When the 1996 final financial results became known to the Company, it concluded such results would have a further negative impact on the Company's ability to conduct business on normal trade terms. Therefore, the Company decided it was necessary to obtain an additional equity infusion which would restore the Company's equity base and provide the Company with additional liquidity.

     On March 26, 1997, the Company announced that it intended to distribute subscription rights to subscribe for and purchase additional shares of Common Stock to holders of record of the Company's Common Stock and Series B Convertible Additional Preferred Stock. The 1997 Rights Offering expired on May 30, 1997 and closed on June 6, 1997. The 1997 Rights Offering generated gross proceeds of approximately $40 million after giving effect to the $10 million of indebtedness NAR Group Limited ("NAR") applied to acquire its shares. Richemont purchased 40,687,970 shares of Common Stock with rights which were not subscribed for and purchased by shareholders in the 1997 Rights Offering per an agreement with the Company. On April 23, 1997, Richemont advanced $30 million against this commitment. This advance was used to repay approximately $13 million of indebtedness under the revolving line of credit, bring past due vendor accounts current and for other general corporate purposes. The Company also incurred fees of approximately $3 million in relation to the 1997 Rights Offering which were paid from such gross proceeds.

     The agreement by which Richemont provided the Company with a $27.9 million letter of credit facility was to expire in February 1998. On October 1, 1997, the Company paid down $1 million of the underlying debt, reducing the letters of credit to approximately $26.9 million. The letters of credit carry an interest rate of

3.5% above the prime rate, currently 11.25%. At that time, Richemont agreed to extend its guarantee to March 30, 1999. As consideration for this transaction, the Company paid to Richemont, in 1998, a fee equal to 4% of the $26.9 million outstanding letters of credit. On October 1, 1998, the Company paid down an additional $1 million of the underlying debt, reducing the letters of credit to approximately $25.8 million. In March 1999, Richemont again definitively agreed to extend its guarantee under the Reimbursement Agreement to March 31, 2000. As consideration for this transaction, the Company agreed to pay to Richemont a facility fee of 9.5% of the principal amount of each letter of credit.

     On July 31, 1998, Richemont acquired 5,646,490 additional shares of Common Stock of the Company pursuant to the exercise of certain common stock purchase warrants with exercise prices ranging from $1.95 to $2.59 per share and an aggregate total exercise price of $13.6 million. The Company used the proceeds of the warrant exercise to reduce amounts outstanding under the Congress Credit Facility.

     In March 1997, the Company received waivers for events of default which existed at December 28, 1996 under the Credit Facility with Congress. At that time, Congress and the Company agreed to new working capital and net worth covenants.

     On March 25, 1998, Congress agreed to extend the Revolving Credit Facility and the Revolving Term Notes to January 31, 2001. The Company is required to maintain certain financial covenants related to the Credit Facility with Congress with which the Company was in compliance at December 26, 1998.

     At December 26, 1998, the Company had $2.6 million of current debt. Based upon the December 26, 1998 balance of the Revolving Term Notes, the Company will continue to make principal payments of $125,000 per month. The Company had zero amounts outstanding on the Congress Credit Facility at December 26, 1998 and at December 27, 1997. The total amount available under the Facility at December 26, 1998 was $49 million, including cash on hand.

     The Company experiences seasonality in its working capital requirements and fluctuations in the revolving Credit Facility with peak borrowing requirements normally occurring during the first and fourth quarters of the year.

     Foreign Currency Translation. The Company minimizes currency risks by making most foreign purchases in U.S. dollars and does not utilize hedging instruments.

     Effect of Inflation and Cost Increases. The Company normally experiences increased costs of sales and operating expenses as a result of the general rate of inflation and commodity price fluctuations. Operating margins are generally maintained through internal cost reductions and operating efficiencies and then through selective price increases where market conditions permit. The Company's inventory is primarily mail-order merchandise which undergoes sufficiently high turnover so that the cost of goods sold approximates replacement cost. Because sales are not dependent on a particular supplier or product brand, the Company can adjust product mix to mitigate the effects of inflation on its overall merchandise base.

     Paper and Postage. The Company mails its catalogs and ships most of its merchandise through the United States Postal Service (USPS), with catalog mailing and product shipment expenses representing approximately 15% of revenues in 1998 and 14% of revenues in 1997. Paper costs represented approximately 7% of revenues in 1998 and 6% of revenues in 1997.

     The USPS increased its mailing rates in early 1999. The Company is implementing plans to mitigate the effect of these increases. If the Company does not successfully implement any such plans, it may have a material adverse effect on the results of operations. The United Parcel Service (UPS) raised its rates for domestic deliveries by 3.6 percent for ground rates and 3.3 percent for air rates effective February 7, 1998. It has generally been the experience and the intention of the Company as well as its policy to recover the costs of shipping, including outbound freight, and handling from its customers.

YEAR 2000 ISSUE

     The Year 2000 issue relates to the way computer systems and programs interpret calendar date entries in two-digit date code fields. A system could fail or make miscalculations due to the inability to distinguish the year 2000 from the year 1900. Also, some other systems not normally characterized as information technology systems may contain embedded hardware or software that would be susceptible to this problem. As a result, many companies will need to upgrade or replace computer systems in order to comply with Year 2000 requirements.

     During 1996, the Company initiated a strategy to begin the process of correcting the Year 2000 problems. As part of this strategy, the Company formed a project team to address internal and external Year 2000 issues related to both information technology and non-information technology systems. The project was divided into the following phases: 1) Discovery -- identification of all systems with potential Year 2000 problems and inventorying those systems which must be modified or replaced, 2) Assessment -- evaluating, categorizing and prioritizing of Year 2000 issues, 3) Remediation -- correction of Year 2000 issues by performing modifications to existing systems or converting to new systems, and
4) Testing/Deployment -- validation testing of Year 2000 readiness to ensure all problems which were discovered are adequately corrected. At the present time, the remediation and testing/deployment phases for the Company's information technology infrastructure are approximately 90% complete and should be completed by July 1999.

     The Company has also performed surveys of its suppliers to determine their Year 2000 readiness. At October 1998, 34% of all suppliers and 80% of the top 100 suppliers represented their products and services to be Year 2000 compliant. The Company is requesting remaining suppliers to represent their Year 2000 readiness while it also conducts searches for alternate suppliers.

     The Company believes the critical systems which it operates will be Year 2000 compliant by July 1999 and believes it is not likely to encounter any significant operational problems. However, there is no guarantee that a Year 2000 related failure will not arise. This uncertainty is due, to a large extent, to the uncertainty surrounding potential third party related Year 2000 problems as well as the potential failure to discover all its own susceptible internal systems. The risk to the Company resulting from the failure of third party or internal systems is similar to other database marketing firms and, for the most part, to other businesses. A reasonable worst case scenario could involve the failure of Company or supplier systems which would cause a material disruption to the Company's operations. For example, this could result in an interruption of certain normal business activities or operations such as a temporary inability to process transactions, send invoices or engage in certain business activities. If the worst case scenario should occur (for any significant duration), it could have a material adverse impact on the Company's business, results of operations, liquidity and financial position. However, at this time the Company is unable to completely determine the financial consequences of such potential Year 2000 failures.

     While the Company expects that its efforts will provide reasonable assurance that material disruptions will not occur, the potential for interruption still exists. Accordingly, the Company has contracted with a consulting firm to develop a contingency plan to provide for the continuation of processing based upon the outcome of its Year 2000 testing program as well as the results of surveying its major suppliers. Such a contingency plan may include securing alternate sources of supply, securing redundant telecommunication sources, accelerating 1999 year end shipments and any other measures deemed appropriate. At this time, the Company cannot estimate the additional cost, if any, that might develop from the implementation of such contingency plans.

     The Company believes it is taking the necessary steps to become Year 2000 compliant. The Company's total cost associated with the necessary modifications is not expected to be material to its financial position. To date, the Company has spent an estimated $0.2 million and arranged for the replacement of equipment in 1999 at a cost of $2.9 million. The entire cost estimated for this project is $3.6 million. These costs primarily represent planned expenditures to upgrade or replace computer hardware and software in 1999, as well as the costs of staff and consultants to perform the project and the costs of software tools for discovery and testing.

CAUTIONARY STATEMENTS

     The following statements constitute forward looking statements which involve risks and uncertainties:

     The Company does not expect the amount required to be expensed over the next year to have a material effect on its financial position or results of operations.

     The following are important factors, among others, that could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf, of the Company:

     A general deterioration of economic conditions in the United States leading to increased competitive activity including a business failure of a substantial size company in the retail industry, a reduction in consumer spending generally, or specifically with reference to the types of merchandise the Company offers in its catalogs. The failure of the Internet generally to achieve the projections for it with respect to growth of e-commerce or otherwise.

     The ability of the Company's computer system to connect with the systems of others and to be able to serve the other's fulfillment needs.

     The Company has a history of operating losses. Continuation of the operating losses may prevent the Company from making the investments in e-commerce which are required to be made to achieve a position of leadership in serving the e-commerce needs of companies doing business or desiring to do business on the Internet.

     The ability of the Company to attract management with the requisite experience in e-commerce or in Internet businesses and to develop a culture which is consistent with the manner in which e-commerce is managed.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Hanover Direct, Inc.:

     We have audited the accompanying consolidated balance sheets of Hanover Direct, Inc. (a Delaware corporation) and subsidiaries as of December 26, 1998 and December 27, 1997, and the related consolidated statements of income (loss), shareholders' equity and cash flows for each of the three fiscal years in the period ended December 26, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hanover Direct, Inc. and subsidiaries as of December 26, 1998 and December 27, 1997 and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 26, 1998 in conformity with generally accepted accounting principles.

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

                                          ARTHUR ANDERSEN LLP

New York, New York
February 16, 1999 (except with respect to the matter discussed in Note 7, as to which the date is March 2, 1999)

                          CONSOLIDATED BALANCE SHEETS

                 AS OF DECEMBER 27, 1997 AND DECEMBER 26, 1998
                                 (IN THOUSANDS)

                                                              DECEMBER 27,    DECEMBER 26,
                                                                  1997            1998
                                                              ------------    ------------
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                    $  14,758       $  12,207
  Accounts receivable, net of allowance for doubtful
    accounts of $3,358 in 1997 and $2,544 in 1998                 17,684          22,737
  Accounts receivable under financing agreement                   21,918          18,998
  Inventories                                                     64,330          62,322
  Prepaid catalog costs                                           20,684          16,033
  Deferred tax asset, net                                          3,300           3,300
  Other current assets                                             3,083           2,402
                                                               ---------       ---------
         Total Current Assets                                    145,757         137,999
                                                               ---------       ---------
PROPERTY AND EQUIPMENT, AT COST:
  Land                                                             4,909           4,634
  Buildings and building improvements                             16,486          22,724
  Leasehold improvements                                           9,040           9,303
  Furniture, fixtures and equipment                               47,210          51,193
  Construction in progress                                         4,519             113
                                                               ---------       ---------
                                                                  82,164          87,967
  Accumulated depreciation and amortization                      (29,712)        (37,884)
                                                               ---------       ---------
  Property and Equipment, net                                     52,452          50,083
                                                               ---------       ---------
  Goodwill, net                                                   17,412          16,890
  Deferred tax asset, net                                         11,700          11,700
  Other assets                                                     2,978           2,198
                                                               ---------       ---------
         Total Assets                                          $ 230,299       $ 218,870
                                                               =========       =========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt and capital lease
    obligations                                                $   5,305       $   2,573
  Accounts payable                                                58,799          64,594
  Accrued liabilities                                             30,259          22,212
  Customer prepayments and credits                                 3,824           4,691
                                                               ---------       ---------
         Total Current Liabilities                                98,187          94,070
                                                               ---------       ---------
NON-CURRENT LIABILITIES:
  Long-term debt                                                  32,735          37,288
  Obligations under receivable financing                          21,918          18,998
  Other                                                            1,908           2,044
                                                               ---------       ---------
         Total Non-current Liabilities                            56,561          58,330
                                                               ---------       ---------
         Total Liabilities                                       154,748         152,400
                                                               =========       =========
COMMITMENTS AND CONTINGENCIES (Note 16)
SHAREHOLDERS' EQUITY:
  Series B Convertible Additional Preferred Stock, $.01 par
    value, authorized, issued and outstanding 634,900 shares
    in 1997 and 1998                                               5,938           6,128
  Common Stock, $.66 2/3 par value, authorized 225,000,000
    shares; issued 204,441,538 shares in 1997 and
    210,785,688 in 1998                                          136,294         140,524
  Capital in excess of par value                                 285,165         297,751
  Accumulated deficit                                           (347,652)       (373,815)
                                                               ---------       ---------
                                                                  79,745          70,588
                                                               ---------       ---------
  Less:
  Treasury stock, at cost (686,216 shares in 1997 and
    358,303 shares in 1998)                                         (968)           (813)
  Notes receivable from sale of Common Stock                      (3,226)         (3,305)
                                                               ---------       ---------
         Total Shareholders' Equity                               75,551          66,470
                                                               ---------       ---------
         Total Liabilities and Shareholders' Equity            $ 230,299       $ 218,870
                                                               =========       =========

                See Notes to Consolidated Financial Statements.

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

 FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 27, 1997 AND DECEMBER 26, 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              1996         1997        1998
                                                            ---------    --------    --------
REVENUES                                                    $ 700,314    $557,638    $546,114
                                                            ---------    --------    --------
OPERATING COSTS AND EXPENSES:
  Cost of sales and operating expenses                        479,155     358,219     343,554
  Write-down of inventory of discontinued catalogs              1,100          --       3,726
  Special charges (credit)                                     36,724      (2,209)       (485)
  Selling expenses                                            195,032     141,411     148,767
  General and administrative expenses                          70,608      53,839      57,881
  Depreciation and amortization                                12,192       8,227       9,478
                                                            ---------    --------    --------
                                                              794,811     559,487     562,921
                                                            ---------    --------    --------
(LOSS) FROM OPERATIONS                                        (94,497)     (1,849)    (16,807)
  Interest expense, net                                        (8,398)     (8,028)     (7,778)
  (Loss) before income taxes                                 (102,895)     (9,877)    (24,585)
  Income tax provision                                          1,000         999       1,000
                                                            ---------    --------    --------
  (Loss) before extraordinary item                           (103,895)    (10,876)    (25,585)
  Extraordinary item (Note 8)                                  (1,134)         --          --
                                                            ---------    --------    --------
NET (LOSS)                                                   (105,029)    (10,876)    (25,585)
  Preferred stock dividends                                      (225)       (190)       (578)
                                                            ---------    --------    --------
NET (LOSS) APPLICABLE TO COMMON SHAREHOLDERS                $(105,254)   $(11,066)   $(26,163)
                                                            =========    ========    ========
COMPREHENSIVE INCOME                                        $(105,254)   $(11,066)   $(26,163)
                                                            =========    ========    ========
NET (LOSS) PER SHARE:
  Loss before extraordinary item                            $    (.93)   $   (.06)   $   (.13)
  Extraordinary item                                             (.01)         --          --
                                                            ---------    --------    --------
  Net (loss) per share -- basic and diluted                 $    (.94)   $   (.06)   $   (.13)
                                                            =========    ========    ========
  Weighted average common shares outstanding -- basic
     and diluted                                              111,441     176,621     206,508
                                                            =========    ========    ========

                See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 27, 1997, AND DECEMBER 26, 1998
                                 (IN THOUSANDS)

                                                                1996         1997        1998
                                                              ---------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                  $(105,029)   $(10,876)   $(25,585)
  Adjustments to reconcile net (loss) to net cash (used) by
    operating activities:
    Depreciation and amortization including deferred fees        13,277      10,581      11,466
    Provision for doubtful accounts                               6,805       3,973       3,278
    Provision for catalog and facility closings                  14,720      (2,209)       (485)
    Write-down of inventory of discontinued catalogs              1,100          --       3,726
    Write-off of long-lived assets                               22,000          --          --
    Extraordinary item-early extinguishment of debt               1,134          --          --
    Provision for losses on notes receivable and marketable
      securities                                                    888          --          --
    Other, net                                                       53          --          --
    Compensation expense related to stock options                   540       1,800       2,684
    Recovery from investments previously written off                 --      (1,274)         --
  Changes in assets and liabilities, net of effects of
    acquired businesses
    and dispositions of assets:
    Accounts receivable, net                                     (7,863)      7,742      (8,331)
    Inventories                                                  10,571       3,280      (1,718)
    Prepaid catalog costs                                        13,717       2,717       4,651
    Accounts payable                                            (13,704)    (20,788)      5,795
    Accrued liabilities                                             679      (6,583)     (7,562)
    Customer prepayments and credits                             (2,430)       (893)        867
    Other                                                         1,332        (205)       (867)
                                                              ---------    --------    --------
  Net cash (used) by operating activities                       (42,210)    (12,735)    (12,081)
                                                              =========    ========    ========
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment, net                    (8,862)     (4,222)     (6,111)
  Proceeds from sales of businesses                               1,980          --          --
  Proceeds from investment                                          794       1,274          --
                                                              ---------    --------    --------
  Net cash (used) by investing activities                        (6,088)     (2,948)     (6,111)
                                                              =========    ========    ========
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (payments) under revolving credit facility        11,699     (13,710)         --
  Proceeds from term loan facility                                   --          --       7,272
  Proceeds from issuance of debt                                 10,000          --          --
  Payments of long-term debt and capital lease obligations      (17,625)     (3,575)     (5,433)
  Payment of stock issuance costs                                (1,670)     (3,073)         --
  Payment of debt issuance costs                                 (1,490)         --          --
  Proceeds from issuance of Common Stock                         50,653      45,351         561
  Proceeds from issuance of Warrant Exercise                         --          --      13,640
  Other, net                                                       (778)        275        (399)
                                                              ---------    --------    --------
  Net cash provided by financing activities                      50,789      25,268      15,641
                                                              ---------    --------    --------
  Net increase (decrease) in cash and cash equivalents            2,491       9,585      (2,551)
  Cash and cash equivalents, beginning of year                    2,682       5,173      14,758
                                                              ---------    --------    --------
  Cash and cash equivalents, end of year                      $   5,173    $ 14,758    $ 12,207
                                                              =========    ========    ========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                               $   7,773    $  5,674    $  5,095
  Income taxes paid                                           $   1,096    $    685    $    447
                                                              =========    ========    ========

                See Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

 FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 27, 1997 AND DECEMBER 26, 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                   PREFERRED STOCK
                                       SERIES B       PREFERRED STOCK         COMMON STOCK         CAPITAL
                                      CUMULATIVE       SERIES A, 6.0%        2/3 PAR6VALUE        IN EXCESS
                                   ----------------   ----------------   ----------------------      OF        ACCUM.
                                   SHARES    AMOUNT   SHARES    AMOUNT     SHARES       AMOUNT    PAR VALUE   (DEFICIT)
                                   -------   ------   -------   ------   -----------   --------   ---------   ---------
BALANCE AT JANUARY 1, 1996         634,900   $5,558    78,300    $795     93,693,162   $ 62,461   $255,390    $(231,332)
 Net income/(loss) applicable to
   common shareholders                                                                                         (105,254)
 Shares issued in Rights Offering                                         48,748,785     32,499     16,467
 Preferred Stock dividends and
   accretion                                    190                35
 Conversion of the 6% Preferred
   Stock                                              (78,300)   (830)       819,733        546        284
 Purchase of treasury stock
 Transfer of treasury stock
   related to employment
   agreement                                                                                        (2,750)
 Sale of treasury stock                                                                                 28
 Issuances & forfeitures of
   Common Stock for employee
   stock plan                                                              1,778,235      1,187        678
                                   -------   ------   -------    ----    -----------   --------   --------    ---------
BALANCE AT DECEMBER 28, 1996       634,900   $5,748         0    $  0    145,039,915   $ 96,693   $270,097    $(336,586)
 Net income/(loss) applicable to
   common shareholders                                                                                          (11,066)
 Preferred stock accretion                      190
 Stock options granted                                                                               2,340
 Shares issued in 1997 Rights
   Offering, net of issue costs                                           55,654,623     37,103      9,958
 Issuance of Common Stock to
   SMALLCAP World Fund, Inc.                                               3,700,000      2,467      2,750
 Issuances & forfeitures of
   Common Stock for employee
   stock plan                                                                 47,000         31         20
                                   -------   ------   -------    ----    -----------   --------   --------    ---------
BALANCE AT DECEMBER 27, 1997       634,900   $5,938         0    $  0    204,441,538   $136,294   $285,165    $(347,652)
 Net income/(loss) applicable to
   common shareholders                                                                                          (26,163)
 Cash received for tandem
   receivable
 Preferred stock accretion                      190
 Stock options granted                                                                               2,684
 Exercise of Warrants                                                      5,646,490      3,764      9,876
 Issuances & forfeitures of
   Common Stock for employee
   stock plan                                                                697,660        466         26
                                   -------   ------   -------    ----    -----------   --------   --------    ---------
BALANCE AT DECEMBER 26, 1998       634,900   $6,128         0    $  0    210,785,688   $140,524   $297,751    $(373,815)
                                   =======   ======   =======    ====    ===========   ========   ========    =========


                                                             NOTES
                                      TREASURY STOCK       RECEIVABLE    DEFERRED
                                   --------------------   FROM SALE OF   COMPEN-
                                     SHARES     AMOUNT    COMMON STOCK    SATION      TOTAL
                                   ----------   -------   ------------   --------   ---------
BALANCE AT JANUARY 1, 1996         (1,157,061)  $(3,345)    $(2,023)      $(294)    $  87,210
 Net income/(loss) applicable to
   common shareholders                                                               (105,254)
 Shares issued in Rights Offering                                                      48,966
 Preferred Stock dividends and
   accretion                                                                              225
 Conversion of the 6% Preferred
   Stock                                                                                    0
 Purchase of treasury stock          (301,623)     (396)                                 (396)
 Transfer of treasury stock
   related to employment
   agreement                          916,667     2,750                                     0
 Sale of treasury stock               150,000       178                                   206
 Issuances & forfeitures of
   Common Stock for employee
   stock plan                                                (1,376)        294           783
                                   ----------   -------     -------       -----     ---------
BALANCE AT DECEMBER 28, 1996         (392,017)  $  (813)    $(3,399)      $   0     $  31,740
 Net income/(loss) applicable to
   common shareholders                                                                (11,066)
 Preferred stock accretion                                                                190
 Stock options granted                                                                  2,340
 Shares issued in 1997 Rights
   Offering, net of issue costs                                                        47,061
 Issuance of Common Stock to
   SMALLCAP World Fund, Inc.                                                            5,217
 Issuances & forfeitures of
   Common Stock for employee
   stock plan                        (294,199)     (155)        173                        69
                                   ----------   -------     -------       -----     ---------
BALANCE AT DECEMBER 27, 1997         (686,216)  $  (968)    $(3,226)      $   0     $  75,551
 Net income/(loss) applicable to
   common shareholders                                                                (26,163)
 Cash received for tandem
   receivable                                                    69                        69
 Preferred stock accretion                                                                190
 Stock options granted                                                                  2,684
 Exercise of Warrants                                                                  13,640
 Issuances & forfeitures of
   Common Stock for employee
   stock plan                         327,913       155        (148)                      499
                                   ----------   -------     -------       -----     ---------
BALANCE AT DECEMBER 26, 1998         (358,303)  $  (813)    $(3,305)      $   0     $  66,470
                                   ==========   =======     =======       =====     =========

                See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     YEARS ENDED DECEMBER 28, 1996, DECEMBER 27, 1997 AND DECEMBER 26, 1998

1.  BACKGROUND OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations -- Hanover Direct, Inc., a Delaware corporation ("HDI"), is a leading specialty direct marketer with a diverse branded portfolio of home fashions, general merchandise, men's and women's apparel and gift catalogs, delivered via direct mail and electronic commerce platforms. The Company currently operates in one line of business direct marketing, through its branded portfolio of specialty catalogs and related retail operations. The operations of the Company are directed principally by the Chief Executive Officer, with oversight by the Executive Committee of the Board of Directors.

     The Company utilizes a common support platform for the management of its operations, consisting of uniform telemarketing, distribution, and inventory management strategies, as well as a shared financial and accounting organization and universal information systems that provide customer database management and support the e-commerce marketing plan. All business is domestic in nature with no operations or sales outside the United States. Accordingly, there are no specific operating or geographic segment disclosures, pursuant to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", other than the consolidated financial position and results of operations.

     Principles of Consolidation -- The Consolidated Financial Statements include the accounts of HDI and all subsidiaries (the "Company"). Intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

     Fiscal Year -- The Company operates on a 52 or 53 week fiscal year. Effective for fiscal 1997, the Company changed its fiscal year to the last Saturday in December. The years ended December 26, 1998, December 27, 1997 and December 28, 1996 were 52 week years. Had the Company not changed its year end, fiscal 1997 would have been a 53 week year and the net loss for 1997 would have increased by approximately $0.6 million.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Inventories -- Inventories consist principally of merchandise held for resale and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The Company considers slow moving inventory to be surplus and calculates a loss on the impairment as the difference between an individual item's cost and the net proceeds anticipated to be received upon disposal. Such inventory is directly written down to its net realizable value. The costs capitalized by the Company are the costs of the product and freight-in charges.

     Prepaid Catalog Costs -- Prepaid catalog costs consist of direct response advertising costs related to catalog production and mailing. These costs are deferred and amortized as selling expenses over the estimated period in which the sales associated with such advertising are generated, in accordance with SOP 93-7, "Reporting on Advertising Costs". Total catalog expense was $193.5 million, $139.0 million and $145.0 million, respectively, in 1996, 1997 and 1998.

     Depreciation and Amortization -- Depreciation and amortization of property and equipment is provided on the straight-line method over the following lives: buildings and building improvements, 30-40 years; furniture, fixtures and equipment, 3-10 years; and leasehold improvements, over the shorter of the estimated useful lives or the terms of the related leases. Expenditures for maintenance and repairs are charged to operations as incurred.

     YEARS ENDED DECEMBER 28, 1996, DECEMBER 27, 1997 AND DECEMBER 26, 1998

     Goodwill, Net -- Excess of cost over the net assets of acquired businesses is amortized on a straight-line basis over periods of up to forty years. Accumulated amortization was $3.5 million and $4.0 million at December 27, 1997 and December 26, 1998, respectively.

     Mailing Lists -- The costs of acquired mailing lists are amortized over a five year period. Mailing lists, included in Other assets, amounted to $.7 million and $.3 million at December 27, 1997 and December 26, 1998, respectively, and are carried net of accumulated amortization of $2.5 million and $2.9 million, respectively.

     Asset Recoverability -- In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Improvement of Long-lived Assets and Long-Lived Assets to be Disposed Of," the Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Based upon the assessment of undiscounted cash flows for certain underperforming catalogs, the Company recorded a charge related to impaired assets of $22.0 million for the fiscal year ended December 28, 1996 (Note 3). No such adjustment was recorded in 1997 or 1998.

     Accounting for Stock Based Compensation -- The Company accounts for its stock based compensation to employees using the fair value-based method under SFAS No. 123, "Accounting for Stock-Based Compensation."

     Accounting for Income Taxes -- The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." It requires an asset and liability approach for financial accounting and reporting for income taxes. The provision for income taxes is based on income after adjustment for those temporary and permanent items which are not considered in the determination of taxable income. Deferred taxes result when the Company recognizes revenue or expenses for income tax purposes in a different year than for financial reporting purposes.

     Accounting for Transfers of Credit Card Receivables -- The Company accounts for transfers and servicing of financial assets in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of this statement in fiscal 1997 resulted in the recognition of approximately $21.9 million and $19.0 million of additional accounts receivable and associated long-term debt at December 27, 1997 and December 26, 1998, respectively. This adjustment was based on the terms of the Company's agreement with an unrelated third party for the sale and servicing of accounts receivable. The provisions of this pronouncement were applied prospectively, from January 1, 1997.

     Cash and Cash Equivalents -- Cash and cash equivalents include cash and all highly liquid investments with original maturities of ninety days or less.

     Net (Loss) per Share -- Net (loss) per share is computed using the weighted average number of common shares outstanding in accordance with the provisions of SFAS No. 128, "Earnings Per Share." The weighted average number of shares used in the calculation for both basic and diluted net (loss) per share in 1996, 1997 and 1998 was 111,441,247, 176,621,080 and 206,508,110 shares, respectively.
Diluted earnings per share equals basic earnings per share as the dilutive calculation would have an antidilutive impact as a result of the net loss incurred in each of the years 1996, 1997 and 1998.

     Recently Issued Accounting Standards -- In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. As

     YEARS ENDED DECEMBER 28, 1996, DECEMBER 27, 1997 AND DECEMBER 26, 1998

the Company currently does not engage in derivative instruments and hedging activities, this statement is not expected to have a significant impact on the Company's financial statements.

     Revenues -- The Company recognizes revenue at the time merchandise is shipped to the customer. Amounts billed to customers for postage and handling charges are recognized as revenue at the time that the revenues on the product shipment are recognized. The Company provides a reserve for expected future returns at the time the sale is recorded based upon historical experience.

     Fair Value of Financial Instruments -- The fair value of financial instruments does not materially differ from their carrying values.

                 SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

                                                      1996      1997      1998
                                                     ------    -------    ----
                                                          (IN THOUSANDS)
Capital lease obligations                            $   --    $   163    $--
                                                     ------    -------    ---
Other equity issuances and exchanges                 $2,855    $10,000    $--
                                                     ------    -------    ---

2.  ACQUISITIONS AND INVESTMENTS

     Acquisitions -- During fiscal 1995, the Company acquired the entities described below, which were accounted for by the purchase method of accounting. The operating results of these acquired businesses have been included in the consolidated statements of income (loss) from the date of acquisition.

     Improvements -- In January 1995, the Company acquired substantially all of the assets of Leichtung, Inc., a direct marketer of wood-working and home improvement tools and related products sold under the Improvements and Leichtung Workshops names, for a purchase price of approximately $12.8 million in cash and the assumption of certain liabilities. The excess purchase price over the fair values of the net assets acquired (goodwill) was $7.3 million. Approximately $1.4 million of customer mailing list intangible assets were also purchased in this transaction.

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

     The Safety Zone -- In February 1995, the Company acquired the remaining 80% of the outstanding common stock it did not already own of Aegis Safety Holdings, Inc. ("Aegis"), publisher of The Safety Zone catalog, through the issuance of 634,900 shares of a newly-created Series B Convertible Additional Preferred Stock ("Series B Stock") of the Company with a stated value of $10 per share. Dividends are payable on the Series B Stock at various rates and times and are contingent on specific earnings targets. The Series B Stock is also convertible, subject to antidilution, as discussed in Note 9. The excess purchase price over the fair values of the net assets acquired (goodwill) was $7.1 million. In December 1996, the Company wrote-off the goodwill related to this acquisition in accordance with SFAS No. 121 (Note 3).

     Austad's -- In May 1995, the Company acquired 67.5% of the outstanding shares of Austad's Holdings, Inc. ("Austad's"), which owned The Austad Company ("TAC"), the publisher of the Austad's catalog, featuring golf equipment, apparel and gifts, for a purchase price of $1.8 million in cash. The excess purchase price over the fair values of the net assets acquired (goodwill) was $4.5 million. Approximately $1.2 million of

     YEARS ENDED DECEMBER 28, 1996, DECEMBER 27, 1997 AND DECEMBER 26, 1998

customer mailing list intangible assets were also acquired in this transaction. In December 1996, the Company wrote-off the goodwill and mailing lists in accordance with SFAS No. 121 (Note 3).

     Other Investments -- Other investments, which are recorded in Other assets in the accompanying consolidated balance sheets, include the following:

     Blue Ridge Associates -- In January 1994, the Company purchased for $1.1 million a 50% interest in Blue Ridge Associates ("Blue Ridge"), a partnership which owns the apparel distribution center in Roanoke, VA. The remaining 50% interest is held by an unrelated third party. This investment is accounted for by the equity method of accounting. The Company's investment in Blue Ridge was approximately $.9 million at December 27, 1997 and December 26, 1998. In December 1996, the Company decided to consolidate fulfillment and telemarketing activities handled at this facility into its home fashions distribution facility in Roanoke, VA and attempted to sublease the vacated space. The partnership is currently looking for a sub-lessee for the apparel distribution center.

     Regal Communications, Inc. -- During 1994, the Company invested approximately $2.7 million in convertible debt securities of Regal Communications, Inc. ("Regal"). In September 1994, Regal filed for protection under Chapter 11 of the United States Code. As a result, during 1994, the Company wrote down the convertible debentures to the estimated fair value of $1.7 million. The convertible debt matures on June 15, 2008, only $.8 million of distributions were received through 1996. Due to the uncertainty that recoverability of substantially all of the remaining investment balance was subject to a favorable outcome, in December 1996 the Company wrote-off the remaining $.9 million balance as the decline in fair value was considered an other-than-temporary impairment. In the third and fourth quarters of 1997, the Company received approximately $1.3 million related to distributions made by Regal. This amount was recorded as income and is reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of income (loss).

3.  SPECIAL CHARGES

     In December 1996, the Company recorded special charges aggregating approximately $36.7 million. These charges consisted of severance and facility exit/relocation costs and fixed asset write-offs related to the downsizing of the Company. In addition, the special charges included a write-off for impairment of long-lived assets of certain underperforming catalogs. In December 1997, the Company adjusted its previous estimates for severance, facility exit/relocation and fixed asset write-offs based upon exit plan modifications related to its Weehawken, NJ corporate facility and delays in relocating from its Hanover, PA distribution center. Such adjustments resulted in a reduction of special charges of approximately $2.2 million which consisted of $.4 million in restructuring reserve reductions and $1.8 million related to the reversal of the reserve for fixed assets expected to be abandoned. In 1998, the Company further adjusted its estimate for fixed asset write-offs by $0.5 million based upon its decision not to exit its distribution facility in Hanover, PA.

     Severance -- The cost of employee severance includes termination benefits for line and supervisory personnel in fulfillment, telemarketing, MIS, merchandising, and various levels of corporate and catalog management. The Company paid approximately $0.6 million and $2.7 million of severance during fiscal 1998 and 1997, respectively. No remaining reserve was required at December 26, 1998 for severance costs.

     Facility Exit/Relocation Costs and Fixed Asset Write-Offs -- These costs are primarily composed of the Company's decision to sublet its Weehawken, NJ corporate facility, and consolidate its Roanoke, VA apparel distribution center and Hanover, PA distribution center into its Roanoke, VA home fashion distribution center. As of December 27, 1997, the Company consolidated the Roanoke, VA apparel distribution center and relocated two of six catalogs from its Hanover, PA distribution center into its Roanoke, VA home fashion distribution center. Two of the remaining four catalogs were relocated by the end of fiscal 1998, while the other two catalogs will remain in the Hanover, PA distribution center. In addition, the Company modified its

     YEARS ENDED DECEMBER 28, 1996, DECEMBER 27, 1997 AND DECEMBER 26, 1998

plan to vacate from its Weehawken, NJ corporate facility by agreeing to sublet a portion of the facility. Approximately $3.3 million and $4.4 million of these costs are recorded in Accrued liabilities in the accompanying consolidated balance sheets at December 26, 1998 and December 27, 1997, respectively.

     Impairment of Long-Lived Assets -- The Company considers a history of catalog operating losses to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. The assets are deemed to be impaired if a forecast of undiscounted future operating cash flows is less than the carrying amounts. Considerable management judgment is necessary to estimate discounted future cash flows and, accordingly, actual results could vary significantly from such estimates. The Company recognized an impairment loss of approximately $22.0 million in fiscal 1996 which was primarily composed of the write-off of goodwill and mailing lists associated with Tweeds, Austad's and The Safety Zone.

4.  WRITE-DOWN OF INVENTORY OF DISCONTINUED CATALOGS

     In 1998, the Company made a decision to discontinue the traditional catalog operations of the Tweeds, Austad's and Colonial Garden Kitchens catalog brands. These brands are to be repositioned primarily as e-commerce brands. The three non core catalogs generated revenues of $96.2 million, $65.6 million and $46.3 million and variable contribution losses of $6.6 million, $1.9 million and $8.9 million in 1996, 1997 and 1998, respectively. The variable contribution losses in 1998 include provisions of approximately $3.7 million related to the write-down of inventory associated with these catalogs to their net realizable value based on the planned liquidation of such inventory and $2.2 million of additional fourth quarter charges relating to prepaid catalog costs associated with the discontinuance of the catalog operations.

     In 1995, the Company made a decision to discontinue six catalog brands. The six discontinued catalog brands generated revenues of $20 million and $0.6 million and losses of $5.1 million and $0.1 million in 1996 and 1997, respectively. The loss in 1996 includes a provision of approximately $1.1 million primarily related to the write-down of inventory associated with these catalog brands to their net realizable value based on the planned liquidation of such inventory. This write-down was required due to lower than anticipated recovery rates on liquidation of such inventory.

     The Company utilizes various methods to dispose of the inventory related to discontinued catalogs, including special sale catalogs, sales sections in other catalogs and liquidations of remaining inventory through off-price merchants. These losses represent an incremental provision in excess of the original provision included in cost of sales expense.

5.  ACCOUNTS RECEIVABLE, NET

     The Company currently maintains an agreement with an unrelated third party which provides for the sale and servicing of accounts receivable originating from the Company's revolving credit cards. The agreement expires in December 2000. The Company remains obligated to repurchase uncollectible accounts pursuant to the recourse provisions of the agreement and is required to maintain a specified percentage of all outstanding receivables sold under the program as a deposit with the third party to secure its obligations under the agreement. The Company is required to maintain certain annual financial covenants related to this agreement and was not in compliance at December 26, 1998 and subsequently has received waivers for the default.

     On March 9, 1999, the Company executed an agreement with a third party whereby the third party will replace the current service provider of the Company's private label credit card program. The agreement provides for the sale of the existing portfolio to the third party, at similar terms, and also provides for the Company to share credit risk with the third party above an agreed upon benchmark for the first eighteen months of the agreement. After the expiration of this period, the transaction is non-recourse to the Company. No gain or loss will be recognized upon execution of the new agreement. The agreement expires in

     YEARS ENDED DECEMBER 28, 1996, DECEMBER 27, 1997 AND DECEMBER 26, 1998

March 2002 and can be renewed for additional one year terms. There are no financial covenants associated with this agreement. The Company expects conversion to the new program to occur by mid 1999.

     The proceeds to the Company relating to the sale of receivables for 1996, 1997 and 1998 were $39.2 million, $39.0 million, and $33.3 million respectively. At December 27, 1997 and December 26, 1998, the uncollected balances under this program were $29.4 million and $24.7 million, respectively, of which $4.0 million and $3.5 million respectively represent deposits under the agreement which are included in Accounts receivable, net. The total reserve balances maintained for the repurchase of uncollectible accounts were $2.5 million and $2.0 million at December 27, 1997 and December 26, 1998, of which $1.4 million at December 27, 1997 and $1.5 million at December 26, 1998 are included in Accrued liabilities and the remaining balance is included in the allowance for doubtful accounts.

     Because the Company's sales are primarily made to individual customers located throughout the United States, the Company believes there are no concentrations of credit risks.

     In addition, in accordance with SFAS No. 125 (Note 1), the Company has reflected approximately $19.0 million of balances transferred pursuant to the agreement with the unrelated third party as Accounts receivable under financing agreement and as a long-term obligation on the consolidated balance sheet at December 26, 1998.

6.  ACCRUED LIABILITIES

     Accrued liabilities consist of the following (in thousands):

                                                     DECEMBER 27,    DECEMBER 26,
                                                         1997            1998
                                                     ------------    ------------
Restructuring                                          $ 5,424         $ 3,286
Reserve for future sales returns                         6,043           4,778
Compensation                                             7,189           3,999
Taxes                                                    1,983           1,211
Reserve for repurchase of accounts receivable sold
  with recourse                                          1,397           1,491
Other                                                    8,223           7,447
                                                       -------         -------
Total                                                  $30,259         $22,212
                                                       =======         =======

7.  LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                     DECEMBER 27,    DECEMBER 26,
                                                         1997            1998
                                                     ------------    ------------
Congress Facility                                      $ 7,917         $14,033
Term Financing Facility                                 18,000          17,000
6% Mortgage Notes Payable due 1998                       2,787              --
Industrial Revenue Bonds due 2003                        8,000           8,000
7.5% Convertible Subordinate Debentures due 2007           751             751
Obligations under Capital Leases                           585              77
                                                       -------         -------
                                                        38,040          39,861
Less: current portion                                    5,305           2,573
                                                       -------         -------
Total                                                  $32,735         $37,288
                                                       =======         =======

     YEARS ENDED DECEMBER 28, 1996, DECEMBER 27, 1997 AND DECEMBER 26, 1998

     Congress Facility -- The Congress Facility is comprised of a revolving line of credit of up to $65 million and term loans aggregating $14.0 million at December 26, 1998. The amount that can be borrowed under the Congress Facility is based on percentages of eligible inventory and accounts receivable. The Congress Facility is secured by all assets of the Company. On March 25, 1998, the Company amended its agreement with Congress to extend the facility until January 31, 2001. The Congress Facility places limitations on the incurrence of additional indebtedness. Beginning in November 1996, Congress lowered the advance rate by which the available inventory is calculated. Pursuant to the amendment discussed above, advance rates were increased along with other modifications that increased the Company's availability under the Facility. The Congress Revolving Credit Facility, prior to the amendment, bore interest at 1.25% above the prime rate and the Revolving Term Notes bore interest at 1.5% above prime rate. As amended, the Revolving Credit Facility bears interest at prime plus .5% or Eurodollar plus 2.5% and the Revolving Term Note bears interest at prime plus .75% or Eurodollar plus 2.75%. The Company is required to maintain minimum net worth and working capital throughout the terms of the agreement. The Company was in compliance with such covenants at December 26, 1998. At December 26, 1998 and for the remainder of the agreement, net worth and working capital are required to be $21.5 and $(10) million, respectively. The rates of interest related to the Congress Revolving Credit Facility and Revolving Term Notes at December 26, 1998 were 8.25% and 8.5%, respectively. As of December 26, 1998, the Company had no revolving indebtedness and $14.0 million outstanding in Revolving Term Notes, respectively. As of December 27, 1997, the Company also had no revolving indebtedness and $7.9 million outstanding in Revolving Term Notes, respectively. The face amount of unexpired documentary letters of credit at December 27, 1997 and December 26, 1998 were $3.0 million and $2.8 million respectively. At December 26, 1998, availability under the Congress Facility was approximately $49 million, including cash on hand.

     Term Financing Facility -- The Company borrowed $10 million in each of 1994 and 1995 under a Term Financing Facility. The interest rate on the Term Financing Facility is based on the equivalent rate of A-1 commercial paper existing at the time of each borrowing. The face rate ranged from 5.24% to 5.91% at December 26, 1998 and 5.13% to 6.04% at December 27, 1997. The Term Financing Facility was reduced by annual principal payments of $1.0 million in October 1997 and 1998 and requires annual principal payments of $1.0 million in October 1999 with this amount increasing to $1.6 million for each of the nine years thereafter. The Term Financing Facility continues to be outstanding and in effect under its original terms.

     In December 1996, the Company finalized its agreement (the "Reimbursement Agreement") with Richemont Finance S.A. ("Richemont"), who along with the family of Alan G. Quasha, Chairman of the Board of the Company, jointly own NAR Group Limited ("NAR"), that provided the Company with approximately $27.9 million of letters of credit through Swiss Bank, New York Branch issued under the Congress Facility. These letters of credit were issued for $8.6 million related to the Industrial Revenue Bonds due 2003 and $19.3 million related to the Term Financing Facility. On October 1, 1997 and October 1, 1998, the Company paid down $1 million of the underlying debt, reducing the letters of credit to approximately $25.8 million. The letters of credit were originally due on February 18, 1998, however, the term was extended through March 30, 1999 and the letters of credit were modified to reflect assignment of obligations to Swiss Bank, Stamford Branch. The letters of credit carry an interest rate of 3.5% above the prime rate, currently 11.25%. In 1998, the Company paid a facility fee of $1.1 million which is equal to 4% of the principal amount of the letters of credit. On March 2, 1999, Richemont agreed to extend its guarantee under the Reimbursement Agreement to March 31, 2000. As consideration for this guarantee, the Company agreed to pay to Richemont a facility fee of 9.5% of the principal amount of the letters of credit.

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

     YEARS ENDED DECEMBER 28, 1996, DECEMBER 27, 1997 AND DECEMBER 26, 1998

the bid and ask prices of the Company's Common Stock on each of the thirty days immediately prior to the date of exercise of the conversion privilege. The Reimbursement Agreement is subordinate to the Congress Facility.

     6% Mortgage Notes Payable Due 1998 -- In connection with The Company Store acquisition, subsidiaries of the Company executed and delivered two secured notes in the aggregate amount of $3.5 million with interest at 6% per annum with principal and interest payments payable monthly on a fifteen-year amortization schedule with the remaining balance due in August 1998. The notes were repaid in full in August 1998.

     Industrial Revenue Bonds Due 2003 -- The Industrial Revenue Bonds are due on December 1, 2003 and are secured by the related assets purchased from the proceeds of the bonds and by the Reimbursement Agreement. The obligations are guaranteed by the Company.

     General -- At December 26, 1998, the aggregate annual principal payments required on debt instruments are as follows (in thousands): 1999 -- $2,573; 2000 -- $3,104; 2001 -- $12,633; 2002 -- $1,600; 2003 -- $9,600 and
thereafter -- $10,351.

8.  RIGHTS OFFERINGS AND ADDITIONAL INVESTMENTS

1997 RIGHTS OFFERING

     The Company commenced a $50 million rights offering (the "1997 Rights Offering") on April 29, 1997. Holders of record of the Company's Common Stock and Series B Convertible Additional Preferred Stock as of April 28, 1997, the record date, were eligible to participate in the 1997 Rights Offering. The Rights were exercisable at $.90 per share. The 1997 Rights Offering expired on May 30, 1997, with 55,654,623 rights to purchase shares exercised, and it closed on June 6, 1997.

     Richemont entered into a standby purchase agreement to purchase all shares not subscribed for by shareholders of record at the subscription price. Richemont purchased 40,687,970 shares in the 1997 Rights Offering and, as a result, then owned approximately 20.3% of the Company. The Company paid in cash, from the proceeds of the 1997 Rights Offering, to Richemont on the closing date approximately $1.8 million, which represented an amount equal to 1% of the aggregate offering price of the aggregate number of shares issuable upon closing of the 1997 Rights Offering other than with respect to the shares of Common Stock held by NAR or its affiliates plus an amount equal to one-half of one percent of the aggregate number of shares acquired by NAR upon exercise of their rights (Standby Fee) plus an amount equal to 4% of the aggregate offering price in respect to all unsubscribed shares (Take-Up Fee).

     On April 26, 1997, NAR irrevocably agreed with the Company, subject to and upon the consummation of the 1997 Rights Offering, to exercise certain of the rights distributed to it for the purchase of 11,111,111 shares of Common Stock that had an aggregate purchase price of approximately $10 million. NAR agreed to pay for, and the Company agreed to accept as payment, for the exercise of such rights the surrender by NAR of the principal amount due under the Intercontinental Mining & Resources Limited ("IMR") Promissory Note dated September 1996 in the principal amount of $10 million and cancellation thereof.

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

     YEARS ENDED DECEMBER 28, 1996, DECEMBER 27, 1997 AND DECEMBER 26, 1998

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

ADDITIONAL INVESTMENTS

     In November 1997, the Company announced that SMALLCAP World Fund, Inc. ("SMALLCAP"), a mutual fund and substantial investor in the Company, agreed to purchase 3.7 million shares of the Company's Common Stock at $1.41 per share, which represented fair market value, for an aggregate purchase price of approximately $5.2 million in a private placement. This transaction was consummated on November 6, 1997. These shares were restricted and were subsequently registered under the Securities Act of 1933, as amended, pursuant to a registration rights agreement with SMALLCAP that called for the Company to use its best efforts to effect the registration of such shares as soon as practicable after April 1, 1998.

     On July 31, 1998, Richemont acquired 5,646,490 additional shares of Common Stock of the Company pursuant to the exercise of certain common stock purchase warrants with exercise prices from $1.95 to $2.59 per share and an aggregate total exercise price of $13.6 million. The Company used the proceeds of the warrant exercise to reduce the amounts outstanding under the Congress Credit Facility.

9.  CAPITAL STOCK

     Series B Convertible Additional Preferred Stock -- In February 1995, the Company issued 634,900 shares of its Class B Convertible Additional Preferred Stock ("Series B Stock") to acquire the remaining 80% of the outstanding common stock of Aegis Safety Holdings, Inc. ("Aegis"), publisher of The Safety Zone catalog. The Series B Stock has a stated value of $10 per share. Non-cumulative dividends were to accrue and be paid at 5% per annum during each of the first three years after the February 1995 closing if Aegis attains at least $1

     YEARS ENDED DECEMBER 28, 1996, DECEMBER 27, 1997 AND DECEMBER 26, 1998

million in earnings before interest and taxes each year. In years four and five, dividends are cumulative and will accrue and be paid at 7% per annum and are not contingent on the achievement of any earnings target. Dividends were not paid in 1996 and 1997 based on The Safety Zone catalog's operating results for the year. In 1998 no dividend was paid, however, an accrual was made for $388,000 to cover the dividend requirement for a portion of the fourth year at a rate of 7%.

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

     The fair value of the Series B Stock, which is based on an independent appraisal, was $.9 million less than the stated value at February 1995. This discount is being amortized over a five year period and resulted in a charge of $.2 million to preferred stock dividends in the consolidated statements of income (loss) in 1996, 1997 and 1998.

     General -- At December 26, 1998, there were 210,427,385 shares of Common Stock and 634,900 shares of Series B Stock outstanding. Additionally, an aggregate of 14,362,830 shares of Common Stock were reserved for issuance pursuant to the exercise of outstanding options.

     Dividend Restrictions -- The Company is restricted from paying dividends on its Common Stock or from acquiring its capital stock by certain debt covenants contained in agreements to which the Company is a party.

10.  STOCK BASED COMPENSATION PLANS

     The Company has established several stock based compensation programs for the benefit of its employees. As discussed in Note 1, the Company adopted the fair value provisions of SFAS No 123. The Company has recorded compensation charges of $2.7 million, $1.8 million and $.5 million in 1998, 1997 and 1996, respectively. The effects of applying SFAS No. 123 for recognizing compensation costs are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996 and additional awards in the future are anticipated. The information below details each of the respective plans, including the changes during the years presented.

     1978 Stock Option Plan -- Pursuant to the Company's Stock Option Plan (the "1978 Plan"), an aggregate of 2,830,519 shares were approved for issuance to employees and consultants of the Company. The option price and the periods over which an option is exercisable are specified by the Compensation Committee of the Board of Directors.

     Options expire five years from the date of grant and generally vest over three to four years. Payment for shares purchased upon the exercise of an option shall be in cash or stock of the Company. If paid in cash, a partial payment may be made with the remainder in installments evidenced by promissory notes at the

     YEARS ENDED DECEMBER 28, 1996, DECEMBER 27, 1997 AND DECEMBER 26, 1998

discretion of the Compensation Committee. Changes in options outstanding, expressed in numbers of shares, are as follows:

                             1978 STOCK OPTION PLAN

                                           1996                 1997                1998
                                    ------------------   ------------------   -----------------
                                              WEIGHTED             WEIGHTED            WEIGHTED
                                              AVERAGE              AVERAGE             AVERAGE
                                              EXERCISE             EXERCISE            EXERCISE
                                    SHARES     PRICE     SHARES     PRICE     SHARES    PRICE
                                    -------   --------   -------   --------   ------   --------
Options outstanding, beginning of
  period                             90,000    $2.42      70,000    $2.11     30,000    $2.25
Granted                                  --       --          --       --         --       --
Exercised                                --       --          --       --         --       --
Forfeited                                --       --     (40,000)   $2.00         --       --
Expired                             (20,000)   $3.50          --       --         --       --
                                    -------    -----     -------    -----     ------    -----
Options outstanding, end of period   70,000    $2.11      30,000    $2.25     30,000    $2.25
                                    =======    =====     =======    =====     ======    =====
Options exercisable, end of period   23,333    $2.11      20,000    $2.25     30,000    $2.25
                                    =======    =====     =======    =====     ======    =====

     The options outstanding at December 26, 1998 have a weighted average exercise price of $2.25 with a weighted average contractual life of 1.8 years.

     Director Options -- In June 1994, one director was granted non-qualified options to purchase shares at an exercise price of $6.125 per share, of which 50,000 shares will expire in March 2000. In February 1996, four directors were granted options to purchase 5,000 shares each, at the current market price, which at the time was $1.44. These options expire in February 2001. In 1998, 5,000 options were canceled for a director no longer on the board.

     Executive Equity Incentive Plan -- In December 1992, the Board of Directors adopted the 1993 Executive Equity Incentive Plan (the "Incentive Plan"). The Incentive Plan was approved by shareholders at the 1993 Annual Meeting. Pursuant to the Incentive Plan, options to purchase shares of the Company's Common Stock will be granted from time to time by the Compensation Committee of the Board of Directors to selected executives of the Company or its affiliates. For each such option granted up to a maximum of 250,000, the selected executive will receive the right to purchase on a specified date (the "Tandem Investment Date") a number of shares of the Company's Common Stock ("Tandem Shares") equal to one-half the maximum number of shares of the Company's Common Stock covered by such option. Company financing is

     YEARS ENDED DECEMBER 28, 1996, DECEMBER 27, 1997 AND DECEMBER 26, 1998

available under the Incentive Plan to pay for the purchase price of the Tandem Shares. Changes in shares and options outstanding, expressed in numbers of shares, for the Incentive Plan are as follows:

                        EXECUTIVE EQUITY INCENTIVE PLAN

                                      1996                   1997                   1998
                              --------------------   --------------------   --------------------
                                          WEIGHTED               WEIGHTED               WEIGHTED
                                          AVERAGE                AVERAGE                AVERAGE
                                          EXERCISE               EXERCISE               EXERCISE
                               SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                              ---------   --------   ---------   --------   ---------   --------
Shares outstanding,
  beginning of period           877,163              1,062,496              1,109,496
Shares purchased                202,000                 47,000                     --
Shares forfeited                (16,667)                    --                 (2,000)
                              ---------              ---------              ---------
Shares outstanding, end of
  period                      1,062,496              1,109,496              1,107,496
                              =========              =========              =========
Options outstanding,
  beginning of period         1,021,170    $2.66       640,498    $1.73       664,000    $1.53
Granted                         350,000    $1.00        94,000    $1.00            --       --
Forfeited                      (730,672)   $2.68       (70,498)   $2.60       (50,000)   $2.50
                              ---------    -----     ---------    -----     ---------    -----
Options outstanding, end of
  period                        640,498    $1.73       664,000    $1.53       614,000    $1.44
                              =========    =====     =========    =====     =========    =====
Options exercisable, end of
  period                        173,832    $2.56       130,000    $2.58        80,000    $2.63
                              =========    =====     =========    =====     =========    =====

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1996 and 1997: risk free interest rate of 6.06% -- 6.37%, expected lives of 6 years, expected volatility of 39.07% -- 40.81%, and no expected dividends.

     The following table summarizes information about stock options outstanding at December 26, 1998:

                         OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                 ------------------------------------   ----------------------
                                WEIGHTED
                                 AVERAGE     WEIGHTED                 WEIGHTED
                   NUMBER       REMAINING    AVERAGE      NUMBER      AVERAGE
RANGE OF         OUTSTANDING   CONTRACTUAL   EXERCISE   EXERCISABLE   EXERCISE
EXERCISE PRICES  AT 12/26/98      LIFE        PRICE     AT 12/26/98    PRICE
---------------  -----------   -----------   --------   -----------   --------
$ .69 to $1.00     444,000         3.8        $ .97           --          --
$2.50 to $3.00     170,000         1.4        $2.65       80,000       $2.63
                   -------                                ------
Total              614,000         3.1        $1.44       80,000       $2.63

     Options granted under the Incentive Plan become exercisable three years after the dates of grant and expire six years from the dates of grant. The purchase price is payable in full at the time of purchase in cash or shares of the Company's Common Stock valued at their fair market value or in a combination thereof.

     YEARS ENDED DECEMBER 28, 1996, DECEMBER 27, 1997 AND DECEMBER 26, 1998

     Changes to the notes receivable related to the Incentive Plan are as follows:

                                            1996          1997          1998
                                         ----------    ----------    ----------
Notes receivable balance, beginning of
  period                                 $1,651,000    $1,742,000    $1,734,000
Additions                                   202,000        32,000            --
Payments                                   (111,000)      (40,000)      (31,000)
                                         ----------    ----------    ----------
Notes receivable, end of period          $1,742,000    $1,734,000    $1,703,000
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

     All Employee Equity Investment Plan -- In December 1992, the Board of Directors adopted the 1993 All Employee Equity Investment Plan (the "Investment Plan"). Such plan was approved by the shareholders at the 1993 Annual Meeting. Each full-time or permanent part-time employee of the Company or its affiliates who has attained the age of 18, has met certain standards of continuous service with the Company or an affiliate of the Company and is not covered by a collective bargaining agreement may participate in the Investment Plan. The plan was terminated on July 31, 1996 and closed to any future purchases.

     Under the Investment Plan, employees were given the opportunity to purchase shares of the Company's Common Stock at a 40% discount from the average market value of a share of stock over a 20-day period prior to subscription. Shares became vested over a three-year period and upon such date when a participant ceased employment, any unvested shares were forfeited.

     Changes in shares outstanding expressed in numbers of shares for the Investment Plan were as follows:

                                                 1996       1997       1998
                                                -------    -------    -------
Shares outstanding, beginning of period         508,134    521,032    482,771
Shares purchased                                 80,550         --         --
Shares forfeited                                (67,652)   (38,261)   (10,432)
                                                -------    -------    -------
Shares outstanding, end of period               521,032    482,771    472,339
                                                =======    =======    =======

     As of December 26, 1998, a total of 11,027 of outstanding shares are scheduled to vest in February 1999. There are no other outstanding shares purchased under the Investment Plan which have not yet been vested.

     Restricted Stock Award Plan -- In December 1992, the Board of Directors adopted the 1993 Restricted Stock Award Plan (the "Restricted Stock Plan"). An aggregate of 500,000 shares of the Company's Common Stock have been reserved for issuance under the Restricted Stock Plan. During 1993, 224,300 shares were awarded to participants.

     1996 Stock Option Plan -- Pursuant to the Company's 1996 Stock Option Plan (the "1996 Plan"), an aggregate of 7,000,000 shares of the Company's Common Stock were approved for issuance to employees of the Company. The option exercise price is the fair market value as of the date of grant. The exercise price of incentive stock options granted to an employee who owns more than 10% of the total combined voting power of all classes of stock of the Company is equal to 110% of the fair market value of the Company's Common Stock on the date of grant. Options granted may be performance based and all options granted must be specifically identified as incentive stock options or nonqualified options, as defined in the Internal Revenue Code. No employee may be granted stock options in excess of 500,000 shares of the Company's Common

     YEARS ENDED DECEMBER 28, 1996, DECEMBER 27, 1997 AND DECEMBER 26, 1998

Stock and the aggregate fair market value of Common Stock for which an employee is granted incentive stock options that first became exercisable during any given calendar year shall be limited to $100,000. To the extent such limitation is exceeded, the option shall be treated as nonqualified. Stock options may be granted for terms not to exceed 10 years and shall be exercisable in accordance with the terms and conditions specified in each option agreement. In the case of an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock, the options must become exercisable within 5 years. Payment for shares purchased upon exercise of options shall be in cash or stock of the Company.

     Changes in options outstanding, granted and the weighted average exercise prices are as follows:

                             1996 STOCK OPTION PLAN

                                            1996                    1997                    1998
                                    ---------------------   ---------------------   ---------------------
                                                 WEIGHTED                WEIGHTED                WEIGHTED
                                                 AVERAGE                 AVERAGE                 AVERAGE
                                                 EXERCISE                EXERCISE                EXERCISE
                                      SHARES      PRICE       SHARES      PRICE       SHARES      PRICE
                                    ----------   --------   ----------   --------   ----------   --------
Options outstanding, beginning of
  period                                    --       --      3,445,000    $0.98      4,451,249    $0.98
Granted                              3,445,000    $0.98      1,765,000    $1.29      1,550,000    $3.07
Exercised                                   --       --             --       --       (363,949)   $1.01
Forfeited                                   --       --       (758,751)   $1.01       (335,900)   $1.52
Expired                                     --       --             --       --             --       --
                                    ----------    -----     ----------    -----     ----------    -----
Options outstanding, end of period   3,445,000    $0.98      4,451,249    $1.10      5,301,400    $1.66
                                    ==========    =====     ==========    =====     ==========    =====
Options exercisable, end of period          --    $  --        855,443    $0.98      1,749,232    $1.07
                                    ==========    =====     ==========    =====     ==========    =====
Weighted average fair value of
  options granted                   $     0.67              $     0.66              $     1.50
                                    ==========              ==========              ==========

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1996, 1997 and 1998: risk free interest rate of 6.80%, 6.21% and 5.64% respectively, expected lives of 7, 4 and 4 years, respectively, and expected volatility of 45.35%, 59.40% and 55.82%, respectively, and no expected dividends. The following table summarizes information about stock options outstanding at December 26, 1998:

                         OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                 ------------------------------------   ----------------------
                                WEIGHTED
                                 AVERAGE     WEIGHTED                 WEIGHTED
                   NUMBER       REMAINING    AVERAGE      NUMBER      AVERAGE
RANGE OF         OUTSTANDING   CONTRACTUAL   EXERCISE   EXERCISABLE   EXERCISE
EXERCISE PRICES  AT 12/26/98      LIFE        PRICE     AT 12/26/98    PRICE
---------------  -----------   -----------   --------   -----------   --------
$.69 to $1.00     2,688,570        4.9        $0.96      1,405,958     $0.97
$1.43 to $1.75    1,122,830        5.6        $1.46        343,274     $1.46
$2.44 to $2.88      415,000        6.8        $2.60             --        --
$3.19 to $3.50    1,075,000        6.1        $3.24             --        --
                  ---------                              ---------
Total             5,301,400        5.4        $1.66      1,749,232     $1.07

     The Chief Executive Officer (The "CEO") Stock Option Plans -- the information below details each of the stock based plans granted in 1996 for the benefit of the CEO. In each of the plans: (1) the option price represents the average of the low and high fair market values of the Common Stock on August 23, 1996, the date of the closing of the 1996 Rights Offering, (2) the options outstanding at December 26, 1998 have an

     YEARS ENDED DECEMBER 28, 1996, DECEMBER 27, 1997 AND DECEMBER 26, 1998

exercise price of $1.16, and (3) payment for shares purchased upon the exercise of the option shall be in cash or stock of the Company.

     The details of the plans are as follows:

          The CEO Tandem Plan -- Pursuant to the Company's Tandem Plan (the "Tandem Plan"), the right to purchase an aggregate of 1,000,000 shares of Common Stock and an option to purchase 2,000,000 shares of Common Stock was approved for issuance to the CEO. The option is subject to antidilution provisions and due to the Company's 1996 Rights Offering was adjusted to 1,510,000 shares of Common Stock and 3,020,000 options. The options expire 10 years from the date of grant and vest over four years. The options outstanding at December 26, 1998 have a weighted average contractual life of 7.25 years.

          The CEO Performance Year Plan --Pursuant to the Company's Performance Year Plan (the "Performance Plan"), an option to purchase an aggregate of 1,000,000 shares of Common Stock was approved for issuance to the CEO in 1996. The options are based upon performance as defined by the Compensation Committee of the Board of Directors. Should a performance target not be attained, the option is carried over to the succeeding year in conjunction with that year's option until the expiration date. The options expire 10 years from the date of grant and vest over four years. Payment for shares purchased upon the exercise of the options shall be in cash or stock of the Company. The options outstanding at December 26, 1998 have a weighted average contractual life of 7 years.

          The CEO Closing Price Option Plan -- Pursuant to the Company's Closing Price Option Plan (the "Closing Price Plan"), an option to purchase an aggregate of 2,000,000 shares of Common Stock was approved for issuance to the CEO in 1996. The options expire 10 years from the date of grant and will become vested upon the Company's stock price reaching a specific target over a consecutive 91 calendar day period as defined by the Compensation Committee of the Board of Directors. In May 1998, the Compensation Committee of the Board of Directors reduced the target per share market price at which the Company's Common Stock had to trade in consideration of the dilutive effect of the increase in outstanding shares from the date of the grant. The performance period has a range of 6 years beginning August 23, 1996, the date of the closing of the 1996 Rights Offering. The options outstanding at December 26, 1998 have a weighted average contractual life of 7.25 years.

          The CEO Six Year Stock Option Plan -- Pursuant to NAR's Six Year Stock Option Plan (the "Six Year Plan"), an option to purchase an aggregate of 250,000 shares of Common Stock was granted to the CEO by NAR. The option is subject to antidilution provisions and due to the Company's 1996 Rights Offering was adjusted to 377,500 options. The options expire 6 years from the date of grant and vest after one year. The options outstanding at December 26, 1998 have a weighted average contractual life of 3.25 years.

          The CEO Seven Year Stock Option Plan -- Pursuant to NAR's Seven Year Stock Option Plan (the "Seven Year Plan"), an option to purchase an aggregate of 250,000 shares of Common Stock was granted to the CEO by NAR. The option is subject to antidilution provisions and due to the Company's 1996 Rights Offering was adjusted to 377,500 options. The options expire 7 years from the date of grant and vest after two years. The options outstanding at December 26, 1998 have a weighted average contractual life of 4.25 years.

          The CEO Eight Year Stock Option Plan -- Pursuant to NAR's Eight Year Stock Option Plan (the "Eight Year Plan"), an option to purchase an aggregate of 250,000 shares of Common Stock was granted to the CEO by NAR. The option is subject to antidilution provisions and due to the Company's 1996 Rights Offering was adjusted to 377,500 options. The options expire 8 years from the date of grant and vest after three years. The options outstanding at December 26, 1998 have a weighted average contractual life of 5.25 years.

     YEARS ENDED DECEMBER 28, 1996, DECEMBER 27, 1997 AND DECEMBER 26, 1998

          The CEO Nine Year Stock Option Plan -- Pursuant to NAR's Nine Year Stock Option Plan (the "Nine Year Plan"), an option to purchase an aggregate of 250,000 shares of common stock was granted to the CEO by NAR. The option was subject to antidilution provisions and due to the Company's 1996 Rights Offering was adjusted to 377,500 options. The options expire 9 years from the date of grant and vest after four years. The options outstanding at December 26, 1998 have a weighted average contractual life of 6.25 years.

     For the combined CEO plans, options outstanding, granted and the weighted average exercise prices are as follows:

                             CEO STOCK OPTION PLANS

                                              1996                    1997                   1998
                                     ----------------------   --------------------   --------------------
                                                   WEIGHTED               WEIGHTED               WEIGHTED
                                                   AVERAGE                AVERAGE                AVERAGE
                                                   EXERCISE               EXERCISE               EXERCISE
                                       SHARES       PRICE      SHARES      PRICE      SHARES      PRICE
                                     -----------   --------   ---------   --------   ---------   --------
Options outstanding, beginning of
  period                                      --       --     7,530,000    $1.16     7,530,000    $1.16
Granted                                7,530,000    $1.16            --       --            --       --
Exercised                                     --       --            --       --            --       --
Forfeited                                     --       --            --       --            --       --
Expired                                       --       --            --       --            --       --
                                     -----------              ---------              ---------
Options outstanding, end of period     7,530,000    $1.16     7,530,000    $1.16     7,530,000    $1.16
                                     ===========    =====     =========    =====     =========    =====
Options exercisable, end of period            --    $  --     1,382,500    $1.16     2,765,000    $1.16
                                     ===========    =====     =========    =====     =========    =====
Weighted average fair value of
  options granted                    $0.17- 0.77                     --                     --
                                     ===========              =========              =========

     The fair value of the options granted in 1996 for each of the CEO Stock Option Plans was estimated on the date of grant using the Black-Scholes option-price model with the following weighted average assumptions:

                                                                          EXPECTED
                                                INTEREST     EXPECTED     DIVIDEND     LIFE
                  RISK-FREE                       RATE      VOLATILITY     YIELD      (YEARS)
                  ---------                     --------    ----------    --------    -------
CEO Tandem Plan                                   6.79%       45.02%        0.00%      9.85
CEO Performance Plan                              6.79%       45.02%        0.00%      9.85
CEO Closing Price Plan(1)                         6.79%       45.02%        0.00%      9.85
CEO Six Year Plan                                 6.42%       45.02%        0.00%      5.85
CEO Seven Year Plan                               6.53%       45.02%        0.00%      6.85
CEO Eight Year Plan                               6.62%       45.02%        0.00%      7.85
CEO Nine Year Plan                                6.73%       45.02%        0.00%      8.85

---------------
(1) The CEO Closing Price Option Plan used the Black-Scholes option-pricing model in conjunction with a Monte Carlo simulation.

     YEARS ENDED DECEMBER 28, 1996, DECEMBER 27, 1997 AND DECEMBER 26, 1998

     The following table summarizes information about stock options outstanding at December 26, 1998:

                                       OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                           -------------------------------------------    -----------------------
                                              WEIGHTED        WEIGHTED                   WEIGHTED
                             NUMBER           AVERAGE         AVERAGE       NUMBER       AVERAGE
        RANGE OF           OUTSTANDING       REMAINING        EXERCISE    EXERCISABLE    EXERCISE
     EXERCISE PRICES       AT 12/27/98    CONTRACTUAL LIFE     PRICE      AT 12/26/98     PRICE
     ---------------       -----------    ----------------    --------    -----------    --------
$1.16                       7,530,000           6.7            $1.16       2,765,000      $1.16

OTHER STOCK AWARDS

     During 1997, the Company granted, and the Compensation Committee approved, non-qualified options to certain employees for the purchase of an aggregate of 1,000,000 shares of the Company's Common Stock. The options become vested over three years and expire in 2003.

     The options have an exercise price of $1.00 and a remaining contractual life of 4.2 years. The fair value of the options at the date of grant was estimated to be $.52 based on the following weighted average assumptions: risk free interest rate of 6.48%, expected life of 4 years, expected volatility of 59.40% and no expected dividends. During 1998, 191,000 options were exercised leaving 809,000 options outstanding (with 142,332 exercisable) at December 26, 1998.

11.  EMPLOYEE BENEFIT PLANS

     The Company maintains four defined contribution plans, one of which terminated in 1997. The current plans collectively benefit all employees of the Company and provide employees with the option of investing in the Company's stock. The employer's matching contributions range from 2% to 4 1/2% of annual compensation. Combined matching contributions for all plans were $.8 million, $.7 million and $.6 million for 1996, 1997 and 1998, respectively.

12.  INCOME TAXES

     At December 26, 1998, the Company had net operating loss carryforwards ("NOLs") totalling $283.2 million which expire as follows: In the year
2001 -- $18.1 million, 2003 -- $14.6 million, 2004 -- $14.3 million,
2005 -- $20.6 million, 2006 -- $46.9 million, 2007 -- $27.7 million,
2010 -- $24.6 million, 2011 -- $64.9 million, 2012 -- $30.0 million and
2018 -- $21.5 million. The Company also has $1 million of general business tax credit carry-forwards that expire in 2000 through 2009. The Company's available NOLs for tax purposes consist of $92.2 million of NOLs subject to a $4 million annual limitation under Section 382 of the Internal Revenue Code of 1986 and $191.0 million of NOLs not subject to a limitation. The unused portion of the $4 million annual limitation for any year may be carried forward to succeeding years to increase the annual limitation for those succeeding years.

     SFAS No. 109 requires that the future tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be "more likely than not." Despite incurring additional NOLs of $30.0 million in 1997 and $21.5 million in 1998, management believes that the Company will be able to utilize up to $43 million of NOLs based upon the Company's assessment of numerous factors, including its future operating plans.

     For the years ended December 27, 1997 and December 26, 1998, the Company maintained its deferred tax asset of $15 million (net of a valuation allowance of $80.1 million in 1997 and $94.7 million in 1998). Management believes that the $15 million net deferred tax asset still represents a reasonable estimate of the future utilization of the NOLs and the reversal of timing items and will continue to routinely evaluate the likelihood of future profits and the necessity of future adjustments to the deferred tax asset valuation allowance.

     YEARS ENDED DECEMBER 28, 1996, DECEMBER 27, 1997 AND DECEMBER 26, 1998

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

     The Company's Federal income tax provision was zero in 1996, 1997 and 1998. The Company's provision for state income taxes was $1.0 million per year in 1996, 1997, and 1998.

     A reconciliation of the Company's net loss for financial statement purposes to taxable loss for the years ended December 28, 1996, December 27, 1997 and December 26, 1998 is as follows (in thousands):

                                                      1996         1997        1998
                                                    ---------    --------    --------
(Loss) before income taxes                          $(102,895)   $ (9,877)   $(24,585)
Extraordinary item                                     (1,134)         --          --
Differences between income before taxes for
  financial statement purposes and taxable income:
State income taxes                                     (1,000)       (999)     (1,000)
Permanent differences                                  14,917         413         420
Net change in temporary differences                    26,983     (19,543)      3,677
                                                    ---------    --------    --------
Taxable loss                                        $ (63,129)   $(30,006)   $(21,488)
                                                    =========    ========    ========

     The components of the net deferred tax asset at December 26, 1998 are as follows (in millions):

                                                                         NON-
                                                             CURRENT    CURRENT    TOTAL
                                                             -------    -------    -----
Federal tax NOL and business tax credit carry forwards        $ --       $99.1     $99.1
Allowance for doubtful accounts                                0.9          --       0.9
Inventories                                                    1.7          --       1.7
Prepaid catalog costs                                         (1.5)         --      (1.5)
Property and equipment                                          --         1.8       1.8
Excess of net assets of acquired business                       --        (1.0)     (1.0)
Mailing Lists                                                   --         1.2       1.2
Accrued liabilities                                            4.4          --       4.4
Customer prepayments and credits                               1.7          --       1.7
Deferred Credits                                                --         0.4       0.4
Tax basis in net assets of discontinued operations in
  excess of financial statement amount                         0.7          --       0.7
Executive Incentive Plan                                        --         0.1       0.1
Other                                                           --         0.2       0.2
                                                              ----       -----     -----
Deferred Tax Asset                                             7.9       101.8     109.7
Valuation allowance                                           (4.6)      (90.1)    (94.7)
                                                              ----       -----     -----
Deferred Tax Asset, net                                       $3.3       $11.7     $15.0
                                                              ====       =====     =====

     The Company has established a valuation allowance for a portion of the deferred tax asset, due to the limitation on the utilization of the NOLs and its estimate of the future utilization of the NOLs.

     YEARS ENDED DECEMBER 28, 1996, DECEMBER 27, 1997 AND DECEMBER 26, 1998

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

     Total tax expense for each of the three fiscal years presented differ from the amount computed by applying the Federal statutory tax rate due to the following:

                                                         1996          1997          1998
                                                       PERCENT       PERCENT       PERCENT
                                                      OF PRE-TAX    OF PRE-TAX    OF PRE-TAX
                                                        INCOME         LOSS          LOSS
                                                      ----------    ----------    ----------
Tax (benefit) at Federal statutory rate                 (35.0)%       (35.0)%       (35.0)%
State and local taxes                                     0.6           6.6           2.6
Net increase in (reversal of) temporary differences
  Depreciation and amortization                           4.0         (10.3)          3.1
  Deferred compensation                                    --           7.3           0.9
  Restructuring reserves                                  5.3         (44.8)         (7.8)
  Customer allowance & return reserves                    0.9          (9.4)         (0.5)
  Inventory                                              (0.4)        (11.5)          4.8
  Prepaid catalog costs                                  (1.1)          7.6           2.0
  Allowance for doubtful accounts                         1.1          (9.4)         (1.2)
  Other                                                  (0.6)          1.2           3.9
Tax NOLs for which no benefit could be recognized        21.1         106.4          30.6
Permanent differences                                     5.1           1.5           0.6
                                                        -----         -----         -----
                                                          1.0%         10.2%          4.0%
                                                        =====         =====         =====

13.  LEASES

     Certain leases to which the Company is a party provide for payment of real estate taxes and other expenses. Most leases are operating leases and include various renewal options with specified minimum rentals. Rental expense for operating leases related to continuing operations were as follows (in thousands):

                                          1996       1997       1998
                                         -------    -------    ------
Minimum rentals                          $12,931    $12,013    $9,297
                                         -------    -------    ------

     YEARS ENDED DECEMBER 28, 1996, DECEMBER 27, 1997 AND DECEMBER 26, 1998

     Future minimum lease payments under noncancelable operating and capital leases relating to continuing operations that have initial or remaining terms in excess of one year, together with the present value of the net minimum lease payments as of December 26, 1998, are as follows (in thousands):

                                                           OPERATING    CAPITAL
YEAR ENDING                                                 LEASES      LEASES
-----------                                                ---------    -------
1999                                                       $ 7,957.9      73.7
2000                                                         6,073.2       4.0
2001                                                         5,104.5        --
2002                                                         4,875.5        --
2003                                                         4,454.9        --
Thereafter                                                  25,442.7        --
                                                           ---------     -----
Total minimum lease payments                               $53,908.7      77.7
                                                           =========
Less amount representing interest(a)                                        .8
                                                                         -----
Present value of minimum lease payments(b)                               $76.9
                                                                         =====

---------------
(a) Amount necessary to reduce net minimum lease payments to present value calculated at the Company's incremental borrowing rate at the inception of the leases.

(b) Reflected in the balance sheet as current and noncurrent capital lease obligations of $1,344,000 and $482,000 at December 28, 1996 and $518,000 and
    $67,000 at December 27, 1997, and $73,000 and $4,000 at December 26, 1998.

     The future minimum lease payments under noncancelable leases that remain from the discontinued restaurant operations as of December 26, 1998 are as follows: 1999 -- $.7 million; 2000 -- $.7 million; 2001 -- $.7 million;
2002 -- $.5 million; 2003 -- $.4 million and thereafter $.7 million. The above amounts exclude annual sublease income from subleases which have the same expiration as the underlying leases as follows: 1999 -- $.6 million, 2000 -- $.6 million, 2001 -- $.6 million, 2002 -- $.4 million, 2003 -- $.3 million and thereafter $.5 million.

     In connection with the Company's investment in Blue Ridge Associates, a subsidiary of the Company is contingently liable with respect to the lease obligation related to the apparel distribution center in Roanoke, VA. The Company does not guarantee the indebtedness associated with the Roanoke apparel center held by Blue Ridge Associates.

14.  CHANGES IN MANAGEMENT AND EMPLOYMENT AGREEMENTS

     On March 7, 1996, Rakesh K. Kaul was named President and Chief Executive Officer and elected to the Board of Directors of the Company. Effective that date, Mr. Kaul entered into an Executive Employment Agreement (the "Employment Agreement") which provides for an "at will" term commencing on March 7, 1996 at a base salary of $525,000 per year. The Employment Agreement also provides for Mr. Kaul's participation in the Short-Term Incentive Plan for Rakesh K. Kaul. That plan, which was approved by the shareholders at the June 20, 1996 shareholders meeting, provides for an annual bonus of between 0% and 125% of Mr. Kaul's base salary, depending on the attainment of various performance objectives as determined in accordance with objective formulae or standards to be adopted by the Compensation Committee as part of the performance goals for each such year. The Employment Agreement also provides for Mr. Kaul's participation in the Long-Term Incentive Plan for Rakesh K. Kaul. That plan, which was approved by the shareholders at the June 20, 1996 shareholders meeting, provides for the purchase by Mr. Kaul of 1,000,000 shares of Common Stock at their fair market value; an option expiring March 7, 2006 for the purchase of 2,000,000 shares of (the "Tandem Plan") Common Stock; an option expiring March 7, 2006 to purchase

     YEARS ENDED DECEMBER 28, 1996, DECEMBER 27, 1997 AND DECEMBER 26, 1998

2,000,000 shares of Common Stock (the "Closing Price Plan") exercisable only upon satisfaction of the condition that the closing price of the Common Stock has attained an average of $7.00 per share, subsequently amended to $4.50 per share (as discussed in Note 10, "Stock Based Compensation Plans"), during a 91-day period ending on or before March 7, 2002; an option expiring March 7, 2006 to purchase 1,000,000 shares of Common Stock at their fair market value, subject to the attainment of certain objective performance goals to be set by the Compensation Committee; and four options expiring March 7, 2002, and the first three anniversaries thereof, respectively, for the purchase of 250,000 shares of Common Stock each, granted by NAR, the Company's majority shareholder (the "NAR Options"). As a result of the 1996 Rights Offering, Mr. Kaul was granted an additional .51 shares for each share of Common Stock he was granted under the Tandem Stock Purchase Right, the Tandem Option, and the NAR Options (collectively, the "Award Shares") which resulted in his being granted 1,510,000 shares, 3,020,000 options and 1,510,000 options, respectively. The Employment Agreement also provides for the grant of registration rights under the Securities Act of 1993, as amended (the "Securities Act"), for shares of Common Stock owned by Mr. Kaul. Pursuant to the Employment Agreement, the Company will make Mr. Kaul whole, on an after-tax basis, for various relocation and temporary living expenses related to his employment with the Company. In the event that Mr. Kaul's employment is actually or constructively terminated by the Company, other than for cause, he will be entitled for a 12-month period commencing on the date of his termination to (i) a continuation of his base salary, (ii) continued participation in the Company's medical, dental, life insurance and retirement plans offered to senior executives of the Company, and (iii) a bonus, payable in 12 equal installments, equal to 100% of his base salary (at the rate in effect immediately prior to such termination). In addition, Mr. Kaul will be entitled to receive (i) to the extent not previously paid, the short-term bonus payable to Mr. Kaul for the year preceding the year of termination and (ii) for the year in which Mr. Kaul's employment is terminated, an additional bonus equal to his annual base salary for such year, pro-rated to reflect the portion of such year during which Mr. Kaul is employed. Mr. Kaul's employment will be deemed to be constructively terminated by the Company in the event of a change in control (as defined in the Employment Agreement), the Company's bankruptcy, a material diminution of his responsibilities, or a relocation of the Company's headquarters outside the New York metropolitan area without his prior written consent. In the event that Mr. Kaul's employment terminates other than as a result of a termination by the Company, Mr. Kaul will not be entitled to any payment or bonus, other than any short-term bonus he is entitled to receive from the year prior to termination.

15.  RELATED PARTY TRANSACTIONS

     At December 26, 1998, current and former officers and executives of the Company owed the Company approximately $3.0 million of which approximately $1.7 million relates to receivables, excluding accrued interest, under the Executive Equity Incentive Plan. These amounts due to the Company bear interest at rates ranging from 5.00% to 7.75% and are due from 1999 to 2002. An additional $1.0 million relates to a receivable, excluding accrued interest, under the Long-Term Incentive Plan for Rakesh K. Kaul.

     At December 26, 1998, Richemont Finance S.A., a Luxemburg company, owned approximately 49% of the Company's common stock through direct ownership. On June 1, 1998, Richemont entered into an agreement with a third party, whereby Richemont was granted an irrevocable proxy to vote approximately 9.3 million shares currently held by the third party. Accordingly, Richemont has voting control of 53% of the Company.

16.  COMMITMENTS AND CONTINGENCIES

     The Company is involved in various routine lawsuits of a nature which are deemed customary and incidental to its business. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on the Company's financial position or results of operations.

     YEARS ENDED DECEMBER 28, 1996, DECEMBER 27, 1997 AND DECEMBER 26, 1998

     In connection with certain discontinued restaurant transactions, the Company remains contingently liable with respect to lease obligations for 6 restaurant properties, should the buyers fail to perform under the agreements. The future minimum lease payments as of December 26, 1998 are as follows (in thousands): 1998 -- $.4; 1999 -- $.4; 2000 -- $.4; 2001 -- $.4; 2002 -- $.3, and
thereafter $.9.

17.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                         FIRST      SECOND     THIRD      FOURTH
                                                        QUARTER    QUARTER    QUARTER    QUARTER
                                                        --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1997
Revenues                                                $129,725   $133,750   $122,597   $171,566
Gross profit                                              43,663     47,210     42,228     66,318
Loss from operations                                      (4,339)    (3,142)    (1,677)     7,309
Net (loss)                                                (6,621)    (5,648)    (3,421)     4,814
Preferred stock dividends                                    (48)       (47)       (47)       (48)
Net (loss) applicable to Common Shareholders            $ (6,669)  $ (5,695)  $ (3,468)  $  4,766
                                                        --------   --------   --------   --------
Net (loss) per share basic and diluted                  $   (.05)  $   (.04)  $   (.02)  $    .02
                                                        ========   ========   ========   ========
1998
Revenues                                                $124,535   $134,562   $123,417   $163,600
Gross profit                                              45,834     50,903     46,554     59,269
Income (loss) from operations                             (2,964)    (2,367)      (763)   (10,713)
Net income (loss)                                         (4,649)    (4,859)    (2,836)   (13,241)
Preferred stock dividends                                   (122)      (158)      (158)      (140)
Net income (loss) applicable to Common Shareholders     $ (4,771)  $ (5,017)  $ (2,994)  $(13,381)
                                                        --------   --------   --------   --------
Net income (loss) per share-basic and diluted           $   (.02)  $   (.02)  $   (.01)  $   (.06)
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

(b) Identification of Executive Officers:

                                                                                      OFFICE HELD
NAME                    AGE              TITLE AND OTHER INFORMATION(A)                  SINCE
----                    ---              ------------------------------               -----------
Rakesh K. Kaul          47     President, Chief Executive Officer and Director           1996
                               since March 7, 1996. From 1995 until February 1996,
                               Mr. Kaul served as the Vice Chairman and Chief
                               Operating Officer of Fingerhut Companies, Inc. From
                               January 1992 until March 1995, Mr. Kaul was the
                               Executive Vice President and Chief Administrative
                               Office of Fingerhut. Prior to January 1992, Mr.
                               Kaul served as the Senior Vice President, Strategy
                               and Finance and a director at Shaklee Corporation.

Michael Lutz            56     Executive Vice President -- Chief Operating Officer       1994
                               since March 1998. From September 1994 to March
                               1998, Mr. Lutz was Executive Vice
                               President -- Operations of the Company. Prior to
                               September 1994, Mr. Lutz held various positions
                               with New Hampton, Inc./Avon Direct Response.

Larry J. Svoboda        50     Senior Vice President and Chief Financial Officer         1996
                               since September 25, 1996. From 1987 to September
                               1996, Mr. Svoboda was the Chief Financial Officer
                               of the Florsheim Shoe Company. Prior to 1987, Mr.
                               Svoboda was with the Sara Lee Corporation.

Richard B. Hoffman      52     Senior Vice President and Chief Marketing Officer         1998
                               since March 1998. Prior to March 1998, Mr. Hoffman
                               was engaged in private marketing consulting from
                               March 1997. Mr. Hoffman was President and Chief
                               Operating Officer of Jayhawk Acceptance Corporation
                               from February 1996 to March 1997. Prior to February
                               1996, Mr. Hoffman was a Senior Vice President at
                               Fingerhut Companies, Inc.

Michael D. Contino      38     Senior Vice President and Chief Information Officer       1996
                               since December 1996. Mr. Contino joined the Company
                               in 1995 as Director of Computer Operations and
                               Telecommunications. Prior to 1995, Mr. Contino was
                               the Senior Manager of I.S. Operations at New
                               Hampton, Inc., a subsidiary of Spiegel, Inc.

Ralph Bulle             49     Senior Vice President -- Human Resources since June       1996
                               1996. Mr. Bulle joined the Company in 1993 as Vice
                               President -- Human Resources. Prior to 1993, Mr.
                               Bulle was Senior Vice President -- Operations &
                               Human Resources for Seaman Furniture Company.

Robert J. Vill          42     Vice President -- Finance and Treasurer since             1998
                               November 1998. From April 1995 to November 1998,
                               Mr. Vill was Vice President and Treasurer for Saks
                               Fifth Avenue; prior thereto, he served as its
                               Assistant Treasurer.

                                                                                      OFFICE HELD
NAME                    AGE              TITLE AND OTHER INFORMATION(A)                  SINCE
----                    ---              ------------------------------               -----------
William C. Kingsford    52     Vice President and Corporate Controller since May         1997
                               1997. Prior to May 1997, Mr. Kingsford was Vice
                               President and Chief Internal Auditor at Melville
                               Corporation.

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

                                                                           PAGE
                                                                           NO.
                                                                           ----
         1.  Index to Financial Statements
             Report of Independent Public Accountants -- Hanover Direct,
             Inc. and Subsidiaries Financial Statements..................    21
             Consolidated Balance Sheets as of December 27, 1997 and
             December 26, 1998...........................................    22
             Consolidated Statements of Income (Loss) for the years ended
             December 28, 1996, December 27, 1997 and December 26,
             1998........................................................    23
             Consolidated Statements of Cash Flows for the years ended
             December 28, 1996, December 27, 1997 and December 26,
             1998........................................................    24
             Consolidated Statements of Shareholders' Equity for the
             years ended December 28, 1996, December 27, 1997 and
             December 26, 1998...........................................    25
             Notes to Consolidated Financial Statements for the years
             ended December 28, 1996, December 27, 1997 and December 26,
             1998........................................................    26
             Supplementary Data:
             Selected quarterly financial information (unaudited) for the
             two fiscal years ended December 26, 1998....................    47
         2.  Index to Financial Statement Schedule
             Schedule II -- Valuation and Qualifying Accounts............    52
             Schedules other than that listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto................
         3.  Exhibits
             The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are
             listed in the accompanying Exhibit Index....................    54

     Reports on Form 8-K:  None.

     (c) Exhibits required by Item 601 of Regulation S-K.

         See Exhibit Index.

     (d) Financial Statement Schedules

         See (a) 2. above.

                                                                     SCHEDULE II

                              HANOVER DIRECT, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                YEARS ENDED DECEMBER 26, 1998, DECEMBER 27, 1997
                             AND DECEMBER 28, 1996

            COLUMN A                COLUMN B               COLUMN C              COLUMN D      COLUMN E
            --------                --------               --------             -----------   -----------
                                                          ADDITIONS
                                                 ----------------------------
                                   BALANCE AT    CHARGED TO      CHARGED TO                   BALANCE AT
                                    BEGINNING     COSTS AND    OTHER ACCOUNTS   DEDUCTIONS      END OF
DESCRIPTION                         OF PERIOD     EXPENSES        DESCRIBE       DESCRIBE       PERIOD
-----------                        -----------   -----------   --------------   -----------   -----------
1998:
  Allowance for Doubtful Accounts
    Receivable, Current..........  $ 4,755,000     3,278,000                      3,998,000(1)   4,035,000
  Reserves for Discontinued
    Operations...................    1,354,000                                      372,000(2)     982,000
  Restructuring Reserve..........    5,424,000                                    2,138,000(2)   3,286,000
  Reserves for Sales Returns.....    6,043,000    14,755,000                     16,020,000(2)   4,778,000
  Deferred Tax Asset Valuation
    Allowance....................   80,100,000                   14,600,000(4)                 94,700,000
  Allowance for Net Unrealized
    Losses on Convertible Debt
    Securities...................
1997:
  Allowance for Doubtful Accounts
    Receivable, Current..........  $ 6,419,000     3,973,000                      5,637,000(1)   4,755,000
  Reserves for Discontinued
    Operations...................    1,722,000                                      368,000(2)   1,354,000
  Restructuring Reserve..........    9,504,000      (400,000)                     3,680,000(2)   5,424,000
  Reserves for Sales Returns.....    9,036,000    76,507,000                     79,500,000(2)   6,043,000
  Deferred Tax Asset Valuation
    Allowance....................   82,600,000                 (2,500,000)(4)                  80,100,000
  Allowance for Net Unrealized
    Losses on Convertible Debt
    Securities...................    1,888,000                                    1,888,000(1)
1996:
  Allowance for Doubtful Accounts
    Receivable, Current..........  $ 3,988,000     6,805,000                      4,374,000(1)   6,419,000
  Reserves for Discontinued
    Operations...................    1,639,000                       83,000(2)                  1,722,000
  Restructuring Reserve..........                  9,504,000                                    9,504,000
  Reserves for Sales Returns.....    5,535,000   106,836,000                    103,335,000(2)   9,036,000
  Deferred Tax Asset Valuation
    Allowance....................   48,500,000                   34,100,000(4)                 82,600,000
  Allowance for Net Unrealized
    Losses on Convertible Debt
    Securities...................    1,000,000       888,000                                    1,888,000

---------------
(1) Accounts written-off.

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

                                          HANOVER DIRECT, INC.
                                          (registrant)

                                          By: /s/ RAKESH K. KAUL
                                            ------------------------------------
                                            Rakesh K. Kaul
                                            President and Chief
                                            Executive Officer

Date: March 25, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated below.

Principal Financial Officer:

    /s/ LARRY J. SVOBODA

     -----------------------------------------------------
     Larry J. Svoboda
     Senior Vice President and
     Chief Financial Officer

Board of Directors:


/s/ RALPH DESTINO                                   /s/ EDMUND R. MANWELL
------------------------------------------------    ------------------------------------------------
Ralph Destino, Director                             Edmund R. Manwell, Director

/s/ J. DAVID HAKMAN                                 /s/ SHAILESH J. MEHTA
------------------------------------------------    ------------------------------------------------
J. David Hakman, Director                           Shailesh J. Mehta, Director

/s/ RAKESH K. KAUL                                  /s/ JAN P. DU PLESSIS
------------------------------------------------    ------------------------------------------------
Rakesh K. Kaul, Director                            Jan P. du Plessis, Director

/s/ S. LEE KLING                                    /s/ ALAN G. QUASHA
------------------------------------------------    ------------------------------------------------
S. Lee Kling, Director                              Alan G. Quasha, Director

/s/ THEODORE H. KRUTTSCHNITT                        /s/ HOWARD M.S. TANNER
------------------------------------------------    ------------------------------------------------
Theodore H. Kruttschnitt, Director                  Howard M.S. Tanner, Director

/s/ ELIZABETH VALK LONG                             /s/ ROBERT F. WRIGHT
------------------------------------------------    ------------------------------------------------
Elizabeth Valk Long, Director                       Robert F. Wright, Director

Date:  March 25, 1999

                                 EXHIBIT INDEX

EXHIBIT NUMBER
 ITEM 601 OF                                                                               PAGE
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE    NO.
--------------  -----------------------------------------------------------------------    ----
     2.1        Asset Purchase Agreement dated as of December 1, 1994 among the
                Company, LWI Holdings, Inc., Bankers Trust Company, Leichtung, Inc. and
                DRI Industries, Inc. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 31, 1994.
     2.2        Stock Purchase Agreement dated as of February 16, 1995 among the
                Company, Hanover Holdings, Inc., Aegis Safety Holdings, Inc., F.L.
                Holdings, Inc., Roland A.E. Franklin, Martin E. Franklin, Jonathan
                Franklin, Floyd Hall, Frederick Field, Homer G. Williams, Frank
                Martucci, Norm Thompson Outfitters, Inc. and Capital Consultants, Inc.
                (as agent) (collectively, the "Aegis Sellers"). Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
      2.3       Stock Purchase Agreement dated as of May 19, 1995 by and among the
                Company, Austad Holdings, Inc. ("AHI"), The Austad Company ("TAC"),
                David B. Austad ("DBA"), Denise Austad ("DA"), David Austad, as
                custodian ("DBAC"), Oscar Austad, Dorothy Austad, Randall Austad,
                Kristi Austad, Lori Miller, Robin Miller, Kerri Derenge, Sharon Stahl,
                Lori Miller, as custodian, Dorothy Austad, as attorney-in-fact, and
                Kara Miller (collectively, the "Austad Individuals"). Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 30, 1995.
      2.4       Agreement and Plan of Corporate Separation and Reorganization dated as of February 16, 1996 by and among the Company, AHI, TAC, DBA, DBAC, and
                DA. Incorporated by reference to the Company's Annual Report on Form
                10-K for the year ended December 30, 1995.
      3.1       Restated Certificate of Incorporation. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 28,
                1996.
      3.2       Certificate of Correction filed to correct a certain error in the
                Restated Certificate of Incorporation. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 26,
                1998.
     3.3        By-laws. Incorporated by reference to the Company's Quarterly Report on
                Form 10-Q for the quarterly period ended September 27, 1997.
      4.1       Warrant Agreement dated as of October 25, 1991 ("NAR Warrant") between the Company* and NAR Group Limited ("NAR") for 279,110 shares of Common
                Stock. Incorporated by reference to the Company's* Current Report on
                Form 8-K dated October 25, 1991.
      4.2       Registration Rights Agreement dated as of July 8, 1991 among the
                Company*, NAR and Intercontinental Mining & Resources Limited ("IMR").
                Incorporated by reference to the Company's* Current Report on Form 8-K
                Dated July 10, 1991.
      4.3       Warrant Agreement dated as of January 1, 1994 between the Company and
                Sears Shop At Home Services, Inc. ("Sears"). Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
                31, 1994.
      4.4       Registration Rights Agreement dated as of February 16, 1995 among the
                Company and the Aegis Sellers. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 31,
                1994.
      4.5       Warrant Agreement dated as of July 8, 1991 between the Company and IMR for 1,750,000 shares of Common Stock. Incorporated by reference to the
                Company's Current Report on Form 8-K dated July 10, 1991.
      4.6       Warrant Agreement dated as of October 25, 1991 between the Company and
                NAR for 931,791 shares of Common Stock. Incorporated by reference to the Company's Current Report on Form 8-K dated October 25, 1991.

EXHIBIT NUMBER
 ITEM 601 OF                                                                               PAGE
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE    NO.
--------------  -----------------------------------------------------------------------    ----
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

EXHIBIT NUMBER
 ITEM 601 OF                                                                               PAGE
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE    NO.
--------------  -----------------------------------------------------------------------    ----
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

EXHIBIT NUMBER
 ITEM 601 OF                                                                               PAGE
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE    NO.
--------------  -----------------------------------------------------------------------    ----
    10.24       Sixth Amendment to Loan and Security Agreement dated as of December 5,
                1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and Austad.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.25       Seventh Amendment to Loan and Security Agreement dated as of December
                18, 1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and Austad.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.26       Eighth Amendment to Loan and Security Agreement dated as of March 26,
                1997 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and Austad.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 26, 1998.
    10.27       Ninth Amendment to Loan and Security Agreement dated as of April 18,
                1997 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and Austad.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 26, 1998.
    10.28       Tenth Amendment to Loan and Security Agreement dated as of October 31,
                1997 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and Austad.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 26, 1998.
    10.29       Eleventh Amendment to Loan and Security Agreement dated as of
                          , 1998 by and among Congress, HDPA, Brawn, Gump's by Mail,
                Gump's, The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and
                Austad. Incorporated by reference to the Company's Annual Report on
                Form 10-K for the year ended December 26, 1998.
    10.30       Subordination Agreement, dated as of November 14, 1995, among Congress,
                IMR, and the Trustee. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 30, 1995.
    10.31       Long-Term Incentive Plan for Rakesh K. Kaul. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
                28, 1996.
    10.32       Short-Term Incentive Plan for Rakesh K. Kaul. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
                28, 1996.
    10.33       Employment Agreement dated as of March 7, 1996 between the Company and
                Rakesh K. Kaul. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.34       Tandem Option Plan dated as of August 23, 1996 between the Company and
                Rakesh K. Kaul. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.35       Closing Price Option dated as of August 23, 1996 between the Company and Rakesh K. Kaul. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.36       Performance Price Option dated as of August 23, 1996 between the
                Company and Rakesh K. Kaul. Incorporated by reference to the Company's
                Annual Report on Form 10-K for the year ended December 28, 1996.
    10.37       Six-Year Stock Option dated as of August 23, 1996 between NAR and
                Rakesh K. Kaul. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.

EXHIBIT NUMBER
 ITEM 601 OF                                                                               PAGE
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE    NO.
--------------  -----------------------------------------------------------------------    ----
    10.38       Seven-Year Stock Option dated as of August 23, 1996 between NAR and
                Rakesh K. Kaul. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.39       Eight-Year Stock Option dated as of August 23, 1996 between NAR and
                Rakesh K. Kaul. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.40       Nine-Year Stock Option dated as of August 23, 1996 between NAR and
                Rakesh K. Kaul. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.41       Letter of Credit, dated December 18, 1996, from Swiss Bank Corporation,
                New York Branch in favor of Fleet National Bank, as trustee.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.42       Substitute Letter of Credit, dated February 18, 1998, from Swiss Bank
                Corporation, Stamford Branch ("Swiss Bank") in favor of State Street
                Bank and Trust Company, as trustee. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 26,
                1998.
    10.43       Reimbursement Agreement, dated as of December 18, 1996, by and between
                Swiss Bank and the Company. Incorporated by reference to the Company's
                Annual Report on Form 10-K for the year ended December 28, 1996.
    10.44       First Amendment to Reimbursement Agreement, dated as of February 18,
                1998, by and between Swiss Bank and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 26, 1998.
    10.45       Hanover Indemnity Agreement, dated as of December 18, 1996, between
                Richemont Finance S.A. ("Richemont") and the Company, HDPI, Brawn,
                Gump's, Gump's by Mail, The Company Store, Tweeds, LWI, Aegis, HDVA and
                Hanover Realty. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.46       Subordination Agreement, dated as of December 18, 1996, between
                Congress and Swiss Bank. Incorporated by reference to the Company's
                Annual Report on Form 10-K for the year ended December 28, 1996.
    10.47       Subordination Agreement, dated as of December 18, 1996 between Congress and Richemont. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.48       Series A Note Agreement, dated as of November 9, 1994, between the
                Company and Norwest Bank Minnesota, N.A. ("Norwest"), as trustee.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.49       Placement Agreement, dated as of November 9, 1994, by and between the
                Company and NationsBank of North Carolina, N.A. Incorporated by
                reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.50       Remarketing and Interest Services Agreement, dated as of November 9,
                1994, by and between the Company and NationsBank of North Carolina,
                N.A. Incorporated by reference to the Company's Annual Report on Form
                10-K for the year ended December 28, 1996.
    10.51       First Supplemental Series A Note Agreement, dated as of December 29,
                1995, between the Company and Norwest. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 28,
                1996.
    10.52       First Amendment to Placement Agreement, dated as of December 29, 1995 by and between the Company and NationsBank of North Carolina, N.A.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

EXHIBIT NUMBER
 ITEM 601 OF                                                                               PAGE
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE    NO.
--------------  -----------------------------------------------------------------------    ----
    10.53       First Amendment to Remarketing and Interest Services Agreement, dated as of December 29, 1995 by and between the Company and NationsBank of
                North Carolina, N.A. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.54       Second Supplemental Series A Note Agreement, dated as of December 18,
                1996, between the Company and Norwest. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 28,
                1996.
    10.55       Second Amendment to Series A Note, dated December 18, 1996 made by the
                Company. Incorporated by reference to the Company's Annual Report on
                Form 10-K for the year ended December 28, 1996.
    10.56       Second Amendment to Placement Agreement, dated as of December 18, 1996 by and between the Company and NationsBank of North Carolina, N.A.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.57       Second Amendment to Remarketing and Interest Services Agreement, dated as of December 18, 1996 by and between the Company and NationsBank of
                North Carolina, N.A. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.58       Series B Note Agreement dated as of April 25, 1995, between the Company and Norwest. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.59       First Amendment to Series B Note Agreement, dated as of December 29,
                1995, between the Company and Norwest. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 28,
                1996.
    10.60       Second Amendment to Series B Note Agreement, dated as of December 18,
                1996, between the Company and Norwest. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 28,
                1996.
    10.61       Second Amendment to Series B Note, dated December 18, 1996 made by the
                Company. Incorporated by reference to the Company's Annual Report on
                Form 10-K for the year ended December 28, 1996.
    10.62       Series B Letter of Credit, dated as of December 18, 1996, issued by
                Swiss Bank. Incorporated by reference to the Company's Annual Report on
                Form 10-K for the year ended December 28, 1996.
    10.63       Amendment to Series B Letter of Credit, dated as of February 18, 1998, between Swiss Bank and Norwest. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 26,
                1998.
    10.64       NAR Promissory Note dated as of September 11, 1996. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.65       Series A Letter of Credit, dated as of December 18, 1996, issued by
                Swiss Bank. Incorporated by reference to the Company's Annual Report on
                Form 10-K for the year ended December 28, 1996.
    10.66       Amendment to Series A Letter of Credit, dated as of February 18, 1998, between Swiss Bank and Norwest. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 26,
                1998.
    10.67       First Amendment to Series A Note, dated as of December 29, 1995 made by
                Hanover Direct, Inc. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.68       $10,000,000 Series B Note, dated as of April 27, 1995 and made by
                Hanover Direct, Inc. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.

EXHIBIT NUMBER
 ITEM 601 OF                                                                               PAGE
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE    NO.
--------------  -----------------------------------------------------------------------    ----
    10.69       First Supplemental Series B Note Agreement, dated as of December 29,
                1995. Incorporated by reference to the Company's Annual Report on Form
                10-K for the year ended December 28, 1996.
    10.70       $10,000,000 Series A Note, dated as of November 9, 1994 and made by
                Hanover Direct, Inc. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.71       Stock Purchase Agreement, dated as of November 4, 1997, by and between the Company and SMALLCAP World Fund, Inc. ("SMALLCAP") Incorporated by
                reference to the Company's Annual Report on Form 10-K for the year ended December 27, 1997.
    10.72       Registration Rights Agreement, dated as of November 4, 1997, by and between the Company and SMALLCAP. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 27,
                1997.
   **10.73      Twelfth Amendment to Loan and Security Agreement, dated as of September
                30, 1998 by and among Congress, HDPI, Brawn, GBM, Gump's, Hanover
                Holding Corp. ("HH Corp."), LWI, Aegis, HDV, Hanover Realty, Austad,
                Tweeds, LLC ("Tweeds LLC"), Silhouettes, LLC ("Silhouettes LLC"),
                Hanover Company Store, LLC ("HCS LLC"), Domestications, LLC
                ("Domestications LLC") and Colonial Garden Kitchens, Inc. ("Colonial
                Garden"). **FILED HEREWITH
   **10.74      Thirteenth Amendment to Loan and Security Agreement, dated as of
                September 30, 1998, by and among Congress, HDPI, Brawn, GBM, Gump's, HH
                Corp., LWI, Aegis, HDV, Hanover Realty, Austad, Tweeds LLC, Silhouettes
                LLC, HCS LLC, Domestications LLC and Colonial Garden. **FILED HEREWITH
    **21.1      Subsidiaries of the Registrant. **FILED HEREWITH
    **23.1      Consent of Independent Public Accountants. **FILED HEREWITH
     27.1       Financial Data Schedule. **FILED HEREWITH

---------------
 * Hanover Direct, Inc., a Delaware corporation, is the successor by merger to The Horn & Hardart Company and The Hanover Companies.

** EDGAR filing only.