Form 10-K405/A
period 1998-12-31
HANOVER DIRECT INC
filed 1999-04-02
CIK 320333

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 17, 1999, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $242,954,538 (based on the closing price of the Common Stock on the American Stock Exchange on March 17, 1999; shares of Common Stock owned by directors and officers of the Company are excluded from this calculation; such exclusion does not represent a conclusion by the Company that all of such directors and officers are affiliates of the Company).

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

EMPLOYEES

     The Company currently employs approximately 2,700 persons on a full time basis and approximately 600 persons on a part time basis. Approximately 300 employees at one of the Company's subsidiaries are represented by a union. The Company believes its relations with its employees are good.

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

---------------
(1) The CEO Closing Price Option Plan used the Black-Scholes option-pricing model in conjunction with a Monte Carlo simulation.

     YEARS ENDED DECEMBER 28, 1996, DECEMBER 27, 1997 AND DECEMBER 26, 1998

     The following table summarizes information about stock options outstanding at December 26, 1998:

                                       OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                           -------------------------------------------    -----------------------
                                              WEIGHTED        WEIGHTED                   WEIGHTED
                             NUMBER           AVERAGE         AVERAGE       NUMBER       AVERAGE
        RANGE OF           OUTSTANDING       REMAINING        EXERCISE    EXERCISABLE    EXERCISE
     EXERCISE PRICES       AT 12/26/98    CONTRACTUAL LIFE     PRICE      AT 12/26/98     PRICE
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

Date: March 31, 1999

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