Form 10-Q
period 1999-03-27
HANOVER DIRECT INC
filed 1999-05-11
CIK 320333

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended MARCH 27, 1999

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


                                 (201) 863-7300
                                (Telephone number)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

Common stock, par value $.66 2/3 per share: 210,550,296 shares outstanding as of May 6, 1999.

                              HANOVER DIRECT, INC.

                                    FORM 10-Q

                                 MARCH 27, 1999

                                      INDEX


                                                                            Page

Part I - Financial Information

   Item 1. Financial Statements
     Condensed Consolidated Balance Sheets -
      March 27, 1999 and December 26, 1998.....................................3

     Condensed Consolidated Statements of Income (Loss) - thirteen weeks ended March 27, 1999 and March 28, 1998 .................................5

     Condensed Consolidated Statements of Cash Flows - thirteen weeks ended
      March 27, 1999 and March 28, 1998........................................6

     Notes to Condensed Consolidated Financial Statements - thirteen weeks ended March 27, 1999 and March 28, 1998..................................7

   Item 2. Management's Discussion and Analysis of Consolidated Financial
     Condition and Results of Operations.......................................9

   Item 3. Quantitative and Qualitative Disclosures About Market Risk.........12

Part II - Other Information

   Item 4. Exhibits and Reports on Form 8-K ..................................13
   Signatures.................................................................14

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 27, 1999 AND DECEMBER 26, 1998
(UNAUDITED)
(IN THOUSANDS)


                                                        MARCH 27,    DECEMBER 26,
                                                          1999          1998
                                                        ---------     ---------
ASSETS

Current Assets:
    Cash and cash equivalents                           $   3,610     $  12,207
    Accounts receivable, net                               18,907        22,737
    Accounts receivables under financing agreement         17,660        18,998
    Inventories                                            57,223        62,322
    Prepaid catalog costs                                  21,189        16,033
    Deferred tax asset, net                                 3,300         3,300
    Other current assets                                    2,814         2,402
                                                        ---------     ---------
                  Total Current Assets                    124,703       137,999
                                                        ---------     ---------

Property and equipment, at cost:

    Land                                                    4,634         4,634
    Buildings and building improvements                    22,724        22,724
    Leasehold improvements                                  9,248         9,303
    Furniture, fixtures and equipment                      51,581        51,193
    Construction in progress                                  265           113
                                                        ---------     ---------
                                                           88,452        87,967
    Accumulated depreciation and amortization             (39,982)      (37,884)
                                                        ---------     ---------
                  Net Property and Equipment               48,470        50,083
Goodwill, net                                              16,727        16,890
Deferred tax asset, net                                    11,700        11,700
Other assets, net                                           1,889         2,198
                                                        ---------     ---------
                  Total Assets                          $ 203,489     $ 218,870
                                                        =========     =========

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
MARCH 27, 1999 AND DECEMBER 26, 1998
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                      MARCH 27,    DECEMBER 26,
                                                                        1999          1998
                                                                      ---------     ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt and capital lease obligations    $   2,602     $   2,573
   Accounts payable                                                      44,104        64,594
   Accrued liabilities                                                   22,011        22,212
   Customer prepayments and credits                                       5,210         4,691
                                                                      ---------     ---------
            Total Current Liabilities                                    73,927        94,070
                                                                      ---------     ---------

Non-current Liabilities:
   Long-term debt                                                        46,824        37,288
   Obligations under receivable financing                                17,660        18,998
   Other                                                                  2,073         2,044
                                                                      ---------     ---------
            Total Noncurrent Liabilities                                 66,557        58,330
                                                                      ---------     ---------
            Total Liabilities                                           140,484       152,400
                                                                      ---------     ---------

Shareholders' Equity:
  Series B Preferred Stock, convertible, $.01 par value,
    authorized and issued 634,900 shares                                  6,175         6,128
  Common Stock, $.66 2/3 par value, authorized
    225,000,000 shares; issued 210,807,854 and
    210,785,688 shares at March 27, 1999 and December                   140,539       140,524
    26, 1998, respectively
  Capital in excess of par value                                        298,557       297,751
  Accumulated deficit                                                  (378,198)     (373,815)
                                                                      ---------     ---------
                                                                         67,073        70,588

Less:
   Treasury stock, at cost (358,303 shares at March 27, 1999 and
     December 26, 1998)                                                    (813)         (813)
   Notes receivable from sale of Common Stock                            (3,255)       (3,305)
                                                                      ---------     ---------
            Total Shareholders' Equity                                   63,005        66,470
                                                                      ---------     ---------
            Total Liabilities and Shareholders' Equity                $ 203,489     $ 218,870
                                                                      =========     =========

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                        13 WEEKS ENDED

                                                  MARCH 27,         MARCH 28,
                                                    1999              1998
                                                -------------     -------------
Revenues                                        $     127,714     $     124,535
                                                -------------     -------------

Operating costs and expenses:
   Cost of sales and operating expenses                81,904            78,701
   Selling expenses                                    31,946            33,988
   General and administrative expenses                 14,447            12,473
   Depreciation and amortization                        2,301             2,337
                                                -------------     -------------
                                                      130,598           127,499
                                                -------------     -------------
Loss from operations                                   (2,884)           (2,964)
                                                -------------     -------------

   Interest expense, net                               (1,147)           (1,435)
                                                -------------     -------------
Loss before income taxes                               (4,031)           (4,399)

   Income tax provision                                  (193)             (250)
                                                -------------     -------------
Net loss                                               (4,224)           (4,649)


Preferred stock dividends and accretion                  (159)             (122)
                                                -------------     -------------
Net loss applicable to common shareholders      $      (4,383)    $      (4,771)
                                                =============     =============
Comprehensive income                            $      (4,383)    $      (4,771)
                                                =============     =============

Basic and diluted net loss per share            $        (.02)    $        (.02)
                                                =============     =============
Weighted average shares outstanding               210,444,784       203,788,774
                                                =============     =============

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)


                                                             13 WEEKS ENDED

                                                          MARCH 27,    MARCH 28,
                                                            1999         1998
                                                          --------     --------
 Cash flows from operating activities:
 Net loss                                                 $ (4,224)    $ (4,649)
 Adjustments to reconcile net loss to net cash used
    by operating activities:
    Depreciation and amortization, including                 2,616        2,745
    deferred fees
    Provisions for doubtful accounts                           807        1,091
    Compensation expense related to stock options              799          590
 Changes in assets and liabilities:
    Accounts receivable                                      3,023          487
    Inventories                                              5,099       (2,554)
    Prepaid catalog costs                                   (5,156)      (6,474)
    Accounts payable                                       (20,490)      (5,715)
    Accrued liabilities                                       (201)      (6,511)
    Customer prepayments and credits                           519         (336)
    Other, net                                                (429)        (562)
                                                          --------     --------
 Net cash used by operating activities                     (17,637)     (21,888)
                                                          --------     --------

 Cash flows from investing activities:
    Acquisitions of property and equipment                    (404)      (2,517)
                                                          --------     --------

Cash flows from financing activities:
   Net proceeds under Credit Facility                     $  9,915     $ 13,187
      Payments of  debt and capital lease obligations         (433)        (447)
   Proceeds from issuance of Common Stock                       22           45
   Other, net                                                  (60)        (930)
                                                          --------     --------
Net cash provided by financing activities                    9,444       11,855
                                                          --------     --------

Net decrease in cash and cash equivalents                   (8,597)     (12,550)
Cash and cash equivalents at the beginning of the year      12,207       14,758
                                                          --------     --------

Cash and cash equivalents at the end of the period        $  3,610     $  2,208
                                                          ========     ========

Supplemental cash flow disclosures:
   Interest paid                                          $    801     $    998
                                                          ========     ========
   Income taxes paid                                      $    374     $    324
                                                          ========     ========

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THIRTEEN WEEKS ENDED MARCH 27, 1999 AND MARCH 28, 1998
(UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Reference should be made to the annual financial statements, including the footnotes thereto, included in the Hanover Direct, Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended December 26, 1998. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial condition, results of operations and cash flows of the Company and its consolidated subsidiaries for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform with the current year presentation.

2.    RETAINED EARNINGS RESTRICTIONS

      The Company is restricted from paying dividends at any time on its Common Stock or from acquiring its capital stock by certain debt covenants contained in agreements to which the Company is a party.

3.    NET LOSS PER SHARE

      Net loss per share is computed using the weighted average number of common shares outstanding in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The weighted average number of shares used in the calculation for both basic and diluted net loss per share excludes warrants, stock options and convertible preferred stock because a net loss was incurred for the periods reported in the accompanying condensed consolidated statements of income (loss).

4.    RESTRUCTURING RESERVES

      The remaining restructuring reserves established in 1996 are primarily comprised of facility exit/relocation costs. Facility exit/relocation costs are primarily related to the Company's decision to sublet a portion of its Weehawken, NJ corporate facility and to consolidate its distribution centers in Roanoke, VA. Remaining reserves for restructuring costs approximated $2.9 million and $3.3 million at March 27, 1999 and December 26, 1998, respectively, and are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

5.    LONG-TERM DEBT

      The Company's long-term credit arrangement with Congress Financial Corporation is comprised of a revolving line of credit of up to $65 million ("Congress Revolving Credit Facility") and term loans aggregating $14 million ("Revolving Term Notes") expiring on January 31, 2001. At March 27, 1999, the Company had borrowings of $9.9 million under the Congress Revolving Credit Facility and $13.7 million in Revolving Term Notes. The rates of interest related to the Congress Revolving Credit Facility and Revolving Term Notes at March 27, 1999 were 8.25% and 7.72%, respectively. The face amount of unexpired documentary letters of credit were approximately $4 million at both March 27, 1999 and March 28, 1998.

      The Congress Revolving Credit Facility is secured by all the assets of the Company. Borrowings under the Congress Revolving Credit Facility are based on percentages of eligible inventory and accounts receivable. The Congress Revolving Credit Facility places limitations on the incurrence of additional indebtedness and requires the Company to maintain minimum net worth and working capital throughout the term of the agreement. At March 27, 1999, the Company was in compliance with such covenants and remaining unused availability under the Congress Revolving Credit Facility was $26.9 million.

      The term of the outstanding letters of credit issued and the related guarantee by Richemont Finance S.A. of $25.8 million was recently extended from March 30, 1999 to March 31, 2000.

6.    SEGMENT INFORMATION

      Beginning in 1999, the Company will have two operating segments: Brand Marketing and Web Services. This represents a change from 1998, when the Company operated only in one segment - direct marketing. In March 1999, the Company decided to reposition its operations into two separate units, each representing the overall strategic initiatives of the Company. The Brand Marketing division will primarily be comprised of the Company's branded portfolio of specialty catalogs and related retail operations and the Company's e-commerce web site portfolio relating to each of the Company's catalogs. The Web Services division will be comprised of the Company's Internet marketing services group, its telemarketing and fulfillment operations, information systems platform and corporate administration. Revenues for the Brand Marketing division will be derived primarily from the sale of merchandise through the Company's catalog and related e-commerce offerings. Other sources of revenue will include various upsell initiatives and other catalog related revenue. Revenue for the Web Services division will be comprised of charges to the Brand Marketing division pursuant to intercompany service agreements, and revenues in connection with the Company's fulfillment services and e-commerce services provided to third parties.

      Because the decision to realign the Company, as described above, was only made during the quarter ended March 27, 1999, as of such date, all the necessary steps to formally separate the business units had not been completed, and as such no segment information is available to be presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following table sets forth, for the fiscal periods indicated, the percentage relationship to revenues of certain items in the Company's Condensed Consolidated Statements of Income (Loss).

                                                             13 WEEKS ENDED

                                                         MARCH 27,     MARCH 28,
                                                          1999           1998
                                                          -----          -----
Revenues                                                  100.0%         100.0%
Cost of sales and operating  expenses                      64.1           63.2
Selling expenses                                           25.0           27.3
General and administrative expenses                        11.3           10.0
Depreciation and amortization                               1.8            1.9
Loss from operations                                       (2.2)          (2.4)
Interest expense, net                                       (.9)          (1.2)
Net loss                                                   (3.3)%         (3.7)%

RESULTS OF OPERATIONS

THIRTEEN-WEEKS ENDED MARCH 27, 1999 COMPARED WITH THIRTEEN-WEEKS ENDED MARCH 28, 1998

      Net Loss. The Company reported a net loss of ($4.2) million or $(.02) per share for the thirteen-weeks ended March 27, 1999 compared with a net loss of $(4.6) million or $(.02) per share for the same period last year. The per share amounts were calculated based on weighted average shares outstanding of 210,444,784 and 203,788,774 for the current year and prior year period, respectively. This increase in weighted average shares was due to an exercise of warrants in July 1998 by Richemont Finance S. A.

      The net loss for the thirteen-weeks ended March 27, 1999 was primarily the result of the seasonality of the Company's business, as well as increased costs (of approximately $2.5 million) related to the Company's strategic initiatives (see Note 6 "Segment Information") offset by the reduction in operating losses associated with the discontinuance of noncore catalogs. The seasonality of the Company's business is such that the sales volumes achieved in the first quarter of the year are not sufficient to cover its fixed costs for such period.

Compared to the comparable period last year, the decrease in net loss was primarily due to:

(i)   better catalog productivity
(ii)  improved upsell program
(iii) improved merchandise in-stock position (lower back orders) and
(iv)  improved postage and distribution costs

partially offset by,

(i)   costs related to strategic initiatives and
(ii)  aggressive disposal of non core catalog inventories

      Revenues. Revenues increased 2.6% for the thirteen-week period ended March 27, 1999 to $127.7 million from $124.5 million for the same period in 1998. Revenues from continuing operations increased by 8.1%. The Company circulated
69.3 million catalogs during the 1999 period versus 74.5 million catalogs in the prior year period. Revenues from discontinued operations decreased to $8.5 million from $14.3 million in the prior year period.

      Operating Costs and Expenses. Cost of sales and operating expenses increased to 64.1% of revenues for the thirteen-week period ended March 27, 1999 compared to 63.2% of revenues for the same period in 1998. These results reflect a decrease in product margins as a result of higher merchandise and freight costs and aggressive disposal of non core catalog inventories. These cost increases were partially offset by realized savings in outbound postage expense due to improved initial fill performance by most of the Company's catalogs, as well as an improvement in distribution costs which resulted from the consolidation of distribution activities into the Company's distribution center in Roanoke, Virginia.

     Selling expenses decreased to 25.0% of revenues in the first quarter of 1999 from 27.3% in the same period in 1998. This decrease reflects improved catalog productivity as a result of more targeted circulation strategies as well as the repositioning of non-core catalogs to e-commerce.

      The number of customers having made a purchase in the preceding 12 months remained at approximately 4 million, consistent with December 26, 1998.

      General and administrative expenses were 11.3% of revenues for the first quarter of 1999 versus 10.0% for the comparable period in 1998. General and administrative costs reflect higher marketing, legal and MIS costs primarily related to strategic initiatives.

      Depreciation and amortization decreased to 1.8% of revenues for the first quarter of 1999 versus 1.9% for the comparable period in 1998.

      Loss from Operations. The Company recorded a loss from operations of $(2.9) million for the first quarter ended March 27, 1999 or (2.2%) of revenues, compared to a loss from operations of $(3.0) million for the same period in 1998 or (2.4%) of revenues.

      Interest Expense, Net. Interest expense, net decreased $.3 million in the first quarter of 1999 compared to the same period last year as a result of the Company's improved liquidity and reduced borrowing requirements.

      Income Taxes. The Company recorded a state tax provision of $.2 million and $.3 million in each of the thirteen-week periods ended March 27, 1999 and March 28, 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      At March 27, 1999 the Company had $3.6 million in cash and cash equivalents compared with $12.2 million at December 26, 1998. Working capital and current ratio were $50.8 million and 1.69 to 1 at March 27, 1999 versus $43.9 million and 1.47 to 1 at December 26, 1998. Net cash used in operations during the quarter ended March 27, 1999 of $17.6 million was primarily the result of significant payments made to suppliers (to ensure a consistent flow of product during the first half of 1999), which improved the merchandise in-stock position, resulting in higher fill rates and reduced backorder levels, and the result of necessary spending for the Company's strategic initiatives. Cash was also used to fund a seasonal increase in catalog costs. This cash spending was partially offset by the reduction of inventory levels as a result of higher fill rates and related sales increases, and by the Company's more aggressive liquidation strategy during the period. In addition, significant cash collections from customers and from the Company's upsell activities mitigated the impact of the cash spending during the period. The Company also incurred capital expenditures of $404,000.

     The Company utilized $9.9 million of borrowings under the Congress Revolving Credit Facility to fund seasonal working capital requirements. This amount was less than the $13.2 million of borrowings in the comparable period during the prior year primarily due to lower inventory carrying levels. The total amount outstanding under the Congress Revolving Credit Facility at March 27, 1999 was $9.9 million, compared with $0 at December 27, 1998. Remaining availability under the Congress Revolving Credit Facility at March 27, 1999 was $26.9 million.($30.5 million including cash on hand).

      In March 1999 Richemont agreed to extend its letter of credit guarantee to March 31, 2000. As consideration for this transaction, the Company agreed to pay Richemont a facility fee of 9.5% of the principal amount of each letter of credit.


      The Company's ability to continue to improve upon its prior year's performance and implement its business strategy is critical to maintaining adequate liquidity.

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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




Date: May 11, 1999