Form 10-Q
period 1999-06-26
HANOVER DIRECT INC
filed 1999-08-10
CIK 320333

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended JUNE 26, 1999

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

Common stock, par value $.66 2/3 per share: 211,179,303 shares outstanding as of August 6, 1999.

                              HANOVER DIRECT, INC.

                                    FORM 10-Q

                                  JUNE 26, 1999

                                      INDEX


                                                                                             Page
                                                                                             ----
Part I - Financial Information

    Item 1.  Financial Statements
       Condensed Consolidated Balance Sheets -
         June 26, 1999 and December 26, 1998.................................................. 3

       Condensed Consolidated Statements of Income (Loss) - thirteen and twenty-six weeks ended June 26, 1999 and June 27, 1998 .............................. 5

       Condensed Consolidated Statements of Cash Flows - twenty-six weeks ended
         June 26, 1999 and June 27, 1998...................................................... 6

       Notes to Condensed Consolidated Financial Statements - twenty-six weeks ended June 26, 1999 and June 27, 1998................................................ 7

    Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition
       and Results of Operations..............................................................11

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................17

Part II - Other Information

    Item 4.  Submission of Matters to a Vote of Security Holders..............................18

    Item 6.  Exhibits and Reports on Form 8-K.................................................18


Signatures....................................................................................19

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                            JUNE 26,       DECEMBER 26,
                                                             1999              1998
                                                             ----              ----
ASSETS

Current Assets:
     Cash and cash equivalents (Note 3)                   $   7,127         $  12,207
     Accounts receivable, net                                17,427            22,737
     Accounts receivable under financing agreement           17,345            18,998
     Inventories                                             53,310            62,322
     Prepaid catalog costs                                   20,791            16,033
     Deferred tax asset, net                                  3,300             3,300
     Other current assets                                     3,061             2,402
                                                          ---------         ---------
          Total Current Assets                              122,361           137,999
                                                          ---------         ---------

Property and equipment, at cost:
     Land                                                     4,634             4,634
     Buildings and building improvements                     22,735            22,724
     Leasehold improvements                                   9,392             9,303
     Furniture, fixtures and equipment                       51,778            51,193
     Construction in progress                                   518               113
                                                          ---------         ---------
                                                             89,057            87,967

     Accumulated depreciation and amortization              (42,034)          (37,884)
                                                          ---------         ---------
          Net Property and Equipment                         47,023            50,083


Goodwill, net                                                16,597            16,890
Deferred tax asset, net                                      11,700            11,700
Other assets, net                                             2,060             2,198
                                                          ---------         ---------
          Total Assets
                                                          $ 199,741         $ 218,870
                                                          =========         =========

            See Notes to Condensed Consolidated Financial Statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                   JUNE 26,         DECEMBER 26,
                                                                                     1999              1998
                                                                                     ----              ----
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Current portion of long-term debt and capital lease obligations                $   2,577         $   2,573
    Accounts payable                                                                  47,263            64,594
    Accrued liabilities                                                               22,366            22,212
    Customer prepayments and credits                                                   4,860             4,691
                                                                                   ---------         ---------
                 Total Current Liabilities                                            77,066            94,070
                                                                                   ---------         ---------

Non-current Liabilities:
    Long-term debt                                                                    45,133            37,288
    Obligations under accounts receivable financing                                   17,345            18,998
    Other                                                                              2,098             2,044
                                                                                   ---------         ---------
                 Total Noncurrent Liabilities                                         64,576            58,330
                                                                                   ---------         ---------
                 Total Liabilities                                                   141,642           152,400
                                                                                   ---------         ---------

Shareholders' Equity:
    Series B Preferred Stock, convertible, $.01 par value,
      authorized and issued 634,900 shares                                             6,223             6,128
    Common Stock, $.66 2/3 par value, authorized 300,000,000 and
      225,000,000 shares; issued 211,158,303 and 210,785,688
      shares at June 26, 1999 and December 26, 1998, respectively                    140,772           140,524
    Capital in excess of par value                                                   299,322           297,751
    Accumulated deficit                                                             (384,150)         (373,815)
                                                                                   ---------         ---------
                                                                                      62,167            70,588

Less:
    Treasury stock, at cost (358,303 shares at June 26, 1999
      and December 26, 1998)                                                            (813)             (813)
    Notes receivable from sale of Common Stock                                        (3,255)           (3,305)
                                                                                   ---------         ---------
                 Total Shareholders' Equity                                           58,099            66,470
                                                                                   ---------         ---------
                 Total Liabilities and Shareholders' Equity                        $ 199,741         $ 218,870
                                                                                   =========         =========

            See Notes to Condensed Consolidated Financial Statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                            13 WEEKS ENDED                         26 WEEKS ENDED
                                                     JUNE 26,              JUNE 27,          JUNE 26,             JUNE 27,
                                                       1999                  1998              1999                1998
                                                       ----                  ----              ----                ----
Revenues                                           $     131,237       $     134,562       $     258,951       $     259,097
                                                   -------------       -------------       -------------       -------------
Operating costs and expenses:
    Cost of sales and operating expenses                  82,624              83,659             164,528             162,360
    Write-down of inventory of discontinued
      catalogs                                              (324)                 --                (324)                 --
    Selling expenses                                      34,072              37,080              66,018              71,068
    General and administrative expenses                   15,882              13,737              30,329              26,210
    Depreciation and amortization                          2,243               2,453               4,544               4,790
                                                   -------------       -------------       -------------       -------------
                                                         134,497             136,929             265,095             264,428
                                                   -------------       -------------       -------------       -------------
Loss from operations                                      (3,260)             (2,367)             (6,144)             (5,331)
                                                   -------------       -------------       -------------       -------------

    Interest expense, net                                 (2,333)             (2,242)             (3,480)             (3,677)
                                                   -------------       -------------       -------------       -------------
Loss before income taxes                                  (5,593)             (4,609)             (9,624)             (9,008)

    Income tax provision                                    (201)               (250)               (394)               (500)
                                                   -------------       -------------       -------------       -------------
Net loss                                                  (5,794)             (4,859)            (10,018)             (9,508)

Preferred stock dividends and accretion                     (158)               (158)               (317)               (280)
                                                   -------------       -------------       -------------       -------------
Net loss applicable to common shareholders         $      (5,952)      $      (5,017)      $     (10,335)      $      (9,788)
                                                   =============       =============       =============       =============


Basic and diluted net loss per share               $        (.03)      $        (.02)      $        (.05)      $        (.05)
                                                   =============       =============       =============       =============
Weighted average shares outstanding                  210,634,049         203,982,414         210,539,416         203,885,594
                                                   =============       =============       =============       =============

            See Notes to Condensed Consolidated Financial Statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                              26 WEEKS ENDED
                                                                        ----------------------------
                                                                          JUNE 26,          JUNE 27,
                                                                            1999              1998
                                                                            ----              ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                $(10,018)          $ (9,508)
 Adjustments to reconcile net loss to net cash used
     By operating activities:
     Depreciation and amortization, including deferred fees                 5,705              5,706
     Provisions for doubtful accounts                                       1,143              1,734
     Compensation expense related to stock options                          1,394              1,180
 Changes in assets and liabilities:
     Accounts receivable                                                    5,310             (3,414)
     Inventories                                                            9,012            (10,367)
     Prepaid catalog costs                                                 (4,758)            (3,663)
     Accounts payable                                                     (17,331)               229
     Accrued liabilities                                                     (989)            (9,729)
     Customer prepayments and credits                                         169               (338)
     Other, net                                                              (734)              (713)
                                                                         --------           --------
 Net cash used by operating activities                                    (11,097)           (28,883)
                                                                         --------           --------


 CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of property and equipment                               (1,010)            (4,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds under Credit Facility                                   $  8,545           $ 22,647
    Payments of  debt and capital lease obligations                          (830)              (641)
    Payment of debt issuance costs                                           (998)            (1,088)
    Proceeds from issuance of Common Stock                                    425                441
    Other, net                                                               (115)               120
                                                                         --------           --------
Net cash provided by financing activities                                   7,027             21,479
                                                                         --------           --------
Net decrease in cash and cash equivalents                                  (5,080)           (11,512)
Cash and cash equivalents at the beginning of the year                     12,207             14,758
                                                                         --------           --------
Cash and cash equivalents at the end of the period                       $  7,127           $  3,246
                                                                         ========           ========

Supplemental cash flow disclosures:
    Interest paid                                                        $  2,186           $  2,238
                                                                         ========           ========
    Income taxes paid                                                    $    579           $    420
                                                                         ========           ========

            See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TWENTY SIX WEEKS ENDED JUNE 26, 1999 AND JUNE 27, 1998
(UNAUDITED)

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

2.       REVENUE RECOGNITION/DEFERRED EXPENSES-SHOPPER'S EDGE BUYING CLUB

         Membership fees are billed through clients of the Company primarily through credit cards. An allowance for cancellations is established based on the Company's most recent actual cancellation experience, updated regularly. Deferred membership fees are recorded, net of estimated cancellations, when the trial period has elapsed and are amortized as revenues from membership fees on a straight-line basis over the remainder of the membership period, generally twelve months. Membership cancellations are charged to the allowance for cancellations on a current basis. During an initial annual membership term or renewal term, a member may cancel his or her membership in this program, generally for a complete refund of the membership fee for that period.

         Membership solicitation costs, which include telemarketing, printing, postage (excluding membership kit postage) and mailing costs related directly to membership solicitation (i.e. direct response advertising costs) are deferred and charged to operations as revenues from membership fees are recognized, in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". Other deferred costs consist of commissions paid to service providers and transaction processing fees, which relate to the same revenue streams as the direct marketing costs and are also charged to income over the membership period.

3.       CASH AND CASH EQUIVALENTS-RESTRICTED CASH

         The Company is contractually restricted under the 1999 Shopper's Edge Upsell agreement to usage and withdrawal of cash generated by the program. The agreement requires that cash provided by membership fees be utilized to fund program-related operating expenses and membership fee reimbursements resulting from cancellations. However, withdrawals of commissions based upon pre-determined formulas within the agreement are made by the Company periodically. As at June 26, 1999, approximately $2.3 million of the total $7.1 million cash balance was subject to the above restrictions.

4.       RETAINED EARNINGS RESTRICTIONS

         The Company is restricted from paying dividends at any time on its Common Stock or from acquiring its capital stock by certain debt covenants contained in agreements to which the Company is a party.

5.       NET LOSS PER SHARE

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

6.       RESTRUCTURING RESERVES

         The remaining restructuring reserves established in 1996 are primarily comprised of facility exit/relocation costs. Facility exit/relocation costs are primarily related to the Company's decision to sublet a portion of its Weehawken, NJ corporate facility and to consolidate its distribution centers in Roanoke, VA. Remaining reserves for restructuring costs approximated $2.5 million and $3.3 million at June 26, 1999 and December 26, 1998, respectively, and are included in accrued liabilities in the accompanying condensed consolidated balance sheets.


7.       LONG-TERM DEBT

         The Company's long-term credit arrangement with Congress Financial Corporation is comprised of a revolving line of credit of up to $65 million ("Congress Revolving Credit Facility") and term loans aggregating $14 million ("Revolving Term Notes") expiring on January 31, 2001. At June 26, 1999, the Company had borrowings of $8.5 million under the Congress Revolving Credit Facility and $13.3 million in Revolving Term Notes. The rates of interest related to the Congress Revolving Credit Facility and Revolving Term Notes at June 26, 1999 were 8.25% and 7.81%, respectively. The face amount of unexpired documentary letters of credit were $7.1 million and $4.5 million at June 26, 1999 and June 27, 1998, respectively.

         The Congress Revolving Credit Facility is secured by all the assets of the Company. Borrowings under the Congress Revolving Credit Facility are based on percentages of eligible inventory and accounts receivable. The Congress Revolving Credit Facility places limitations on the incurrence of additional indebtedness and requires the Company to maintain minimum net worth and working capital throughout the term of the agreement. At June 26, 1999, the Company was in compliance with such covenants and remaining unused availability under the Congress Revolving Credit Facility was $26.8 million.

         In March 1999, the term of the letter of credit guarantee issued by Richemont Finance S.A. ("Richemont") was extended to March 31, 2000. As consideration, the Company agreed to pay Richemont a fee of 9.5% of the principal amount of the letters of credit. At June 26, 1999, borrowings supported by the letter of credit guarantee were $25.0 million.

8.       SEGMENT INFORMATION

         During 1999, the Company decided to reposition its operations into two separate units, Brand Marketing and Web Services, each representing the overall strategic initiatives of the Company. This represents a change from 1998, when the Company operated only in one segment - direct marketing. The Brand Marketing division is primarily comprised of the Company's branded portfolio of specialty catalogs and related retail operations, the Company's e-commerce web site portfolio relating to each of the Company's catalogs, and products and services provided by the Company's upsell programs. The Web Services division consists of the Company's Internet marketing services group, its telemarketing and fulfillment operations, information systems platform and corporate administration. Revenues for the Brand Marketing division are derived primarily from the sale of merchandise through the Company's catalog and related e-commerce product offerings. Other sources of revenue include various upsell initiatives and other catalog related revenue. Revenues for the Web Services division include charges to the Brand Marketing division pursuant to intercompany service agreements and revenues in connection with the Company's fulfillment services and e-commerce services provided to third parties.

         The aforementioned intercompany service agreements, which became effective as of January 1, 1999, provide for the billing by Web Services of web hosting, system interface and fulfillment services provided on a "for profit" basis. These costs are primarily comprised of telemarketing and distribution costs as well as certain general and administrative costs (including information systems and corporate services provided).

         Based on the above, reportable segment data were as follows:

                                                                   IN THOUSANDS OF DOLLARS
                                            ------------------------------------------------------------------------
RESULTS FOR THE 2ND QUARTER                   BRAND                 WEB                                 CONSOLIDATED
ENDED JUNE 26, 1999:                        MARKETING            SERVICES          UNALLOCATED             TOTAL
                                            ---------            --------          -----------             -----
Revenues from external customers            $ 130,185           $   1,052           $      --           $ 131,237
Intersegment Revenues                              --              24,967             (24,967)                 --

Income/(loss) from operations                   1,737              (4,997)                 --              (3,260)
Interest Income/(Expense)                        (585)             (1,748)                 --              (2,333)
                                            ---------           ---------           ---------           ---------
Income/(loss) before income taxes               1,152              (6,745)                 --              (5,593)

Total Assets at June 26, 1999                 145,698              38,925              15,118             199,741

RESULTS FOR THE 2ND  QUARTER
ENDED JUNE 27, 1998:

Revenues from external customers            $ 134,294           $     268           $      --           $ 134,562
Intersegment Revenues                              --              26,490             (26,490)                 --

Income/(loss) from operations                  (2,177)               (190)                 --              (2,367)
Interest Income/(Expense)                        (912)             (1,330)                 --              (2,242)
                                            ---------           ---------           ---------           ---------
Income/(loss) before income taxes              (3,089)             (1,520)                 --              (4,609)

Total Assets at June 27, 1998                 172,209              43,754              15,830             231,793

RESULTS FOR THE SIX MONTHS                    BRAND                WEB                                CONSOLIDATED
ENDED JUNE 26, 1999:                        MARKETING            SERVICES          UNALLOCATED            TOTAL
                                            ---------            --------          -----------            -----
Revenues from external customers            $ 257,198           $   1,753           $      --           $ 258,951
Intersegment Revenues                              --              49,984             (49,984)                 --

Income/(loss) from operations                   2,443              (8,587)                 --              (6,144)
Interest Income/(Expense)                        (879)             (2,601)                 --              (3,480)
                                            ---------           ---------           ---------           ---------
Income/(loss) before income taxes               1,564             (11,188)                 --              (9,624)

RESULTS FOR THE SIX MONTHS
ENDED JUNE 27, 1998:

Revenues from external customers            $ 258,478           $     619           $      --           $ 259,097
Intersegment Revenues                              --              52,882             (52,882)                 --

Income/(loss) from operations                  (6,047)                716                  --              (5,331)
Interest Income/(Expense)                      (1,213)             (2,464)                 --              (3,677)
                                            ---------           ---------           ---------           ---------
Income/(loss) before income taxes             (7,260)             (1,748)                 --              (9,008)

         The Company uses income (loss) from operations as the measurement of segment profit or loss. As income taxes are centrally managed at the corporate level, deferred tax assets are not allocated by segment.

         As previously mentioned, the intercompany service agreements were effective as of January 1, 1999. Had the provisions of the intercompany service agreements been in effect in 1998, intersegment revenues for the Web Services division would have been approximately $26.7 million and $52.7 million for the thirteen weeks and twenty six weeks ended June 27, 1998, respectively. Income/(loss) from operations would have been approximately $0.1 million and $(2.5) million for the Web Services and Brand Marketing divisions, respectively, for the thirteen weeks ended June 27, 1998. Income/(loss) from operations would have been $0.6 million and $(5.9) million for the Web Services and Brand Marketing divisions, respectively, for the twenty six weeks ended June 27, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth, for the fiscal periods indicated, the percentage relationship to revenues of certain items in the Company's Condensed Consolidated Statements of Income (Loss).

                                                                        13 WEEKS ENDED
                                                               ----------------------------------
                                                               JUNE 26,                  JUNE 27,
                                                                 1999                      1998
                                                                 ----                      ----
Revenues                                                         100.0%                    100.0%
Cost of sales and operating expenses                              62.7                      62.2
Selling expenses                                                  26.0                      27.6
General and administrative expenses                               12.1                      10.2
Depreciation and amortization                                      1.7                       1.8
Loss from operations                                              (2.5)                     (1.8)
Interest expense, net                                            ( 1.8)                     (1.7)
Net loss                                                          (4.4)%                    (3.6)%

RESULTS OF OPERATIONS- THIRTEEN-WEEKS ENDED JUNE 26, 1999 COMPARED WITH THIRTEEN-WEEKS ENDED JUNE 27, 1998

         Net Loss. The Company reported a net loss of $(5.8) million or $(.03) per share for the thirteen-weeks ended June 26, 1999 compared with a net loss of $(4.9) million or $(.02) per share for the comparable period last year. The per share amounts were calculated based on weighted average shares outstanding of 210,634,049 and 203,982,414 for the current year and prior year period, respectively. This increase in weighted average shares was due to an exercise of warrants in July 1998 by Richemont Finance S. A.

         The net loss for the thirteen-weeks ended June 26, 1999 was primarily the result of the seasonality of the Company's business and increased costs (of approximately $3.0 million) related to the Company's strategic initiatives, which include e-commerce, as well as underabsorbed overhead costs related to the start-up of the Company's third party fulfillment business (see Note 8 "Segment Information"). These losses were partly offset by higher demand for the Company's core catalog offerings and 1999 earnings versus 1998 losses associated with the Company's non-core catalogs. The seasonality of the Company's business is such that the sales volumes achieved during the second quarter are not sufficient to cover both its fixed costs and the costs for its strategic initiatives for such period.

Compared to the comparable period last year, the increase in net loss was primarily due to:

(i)               costs related to the Company's strategic initiatives

partially offset by,

(i)               better catalog productivity
(ii)              higher catalog  margins and
(iii)             1999 earnings versus 1998 losses from non-core catalogs

         Revenues. Revenues decreased 2.5% for the thirteen-week period ended June 26, 1999 to $131.2 million from $134.6 million for the comparable period in 1998 as increases in revenues from the Company's core catalogs of $3.0 million or 2.4% were more than offset by revenue decreases from the Company's non-core catalogs. Revenues from non-core catalogs decreased to $6.4 million from $12.7 million in the prior year period. The Company circulated 75 million catalogs during both the 1999 and 1998 periods.

         Operating Costs and Expenses. Cost of sales and operating expenses increased to 62.7% of revenues for the second quarter ended June 26, 1999 compared to 62.2% of revenues for the same period in 1998. These results reflect higher costs related to strategic initiatives (including fixed distribution costs of the third party fulfillment business as well as systems development and support costs). This was partially offset by higher catalog margins provided by the Company's core catalogs.

         Selling expenses decreased to 26.0% of revenues in the second quarter of 1999 from 27.6% for the comparable period in 1998. This decrease reflects improved catalog productivity resulting from more targeted circulation strategies as well as the repositioning of non-core catalogs to e-commerce.

         The number of customers having made a purchase from the Company's catalogs in the 12 months preceding June 26, 1999 remained at approximately 4 million, consistent with December 26, 1998.

         General and administrative expenses were 12.1% of revenues for the second quarter of 1999 versus 10.2% for the comparable period in 1998. The 1.9% increase reflects higher marketing, legal and MIS costs primarily related to the Company's strategic initiatives.

         Depreciation and amortization decreased to 1.7% of revenues for the second quarter of 1999 versus 1.8% for the comparable period in 1998.

         Loss from Operations. The Company recorded a loss from operations of $(3.3) million for the second quarter ended June 26, 1999 or (2.5%) of revenues, compared to a loss from operations of $(2.4) million for the comparable period in 1998 or (1.8%) of revenues. The Company's loss from operations consists of the following segment results:

- Brand Marketing: Income from operations of $1.7 million is primarily due to higher demand and margins for core catalogs and the 1999 repositioning of non-core catalogs, partially offset by costs related to strategic initiatives (primarily internet).

- Web Services: Loss from operations of $(5.0) million reflects costs related to strategic initiatives (primarily start up of the third party fulfillment business). These include fixed distribution costs as well as systems development and support costs.

         Interest Expense, Net. Interest expense, net increased $0.1 million in the second quarter of 1999 compared to the same period last year.

         Income Taxes. The Company recorded a state tax provision of $0.2 million and $0.3 million in each of the thirteen-week periods ended June 26, 1999 and June 27, 1998, respectively.

RESULTS OF OPERATIONS--TWENTY-SIX WEEKS ENDED JUNE 26, 1999 COMPARED WITH TWENTY-SIX WEEKS ENDED JUNE 27, 1998


                                                             26 WEEKS ENDED
                                                         -------------------------
                                                         JUNE 26,         JUNE 27,
                                                           1999            1998
                                                           ----            ----
Revenues                                                  100.0%          100.0%
Cost of sales and operating expenses                       63.4            62.8
Selling expenses                                           25.5            27.4
General and administrative expenses                        11.7            10.1
Depreciation and amortization                               1.8             1.8
Loss from operations                                       (2.4)           (2.1)
Interest expense, net                                      (1.3)           (1.4)
Net loss                                                   (3.9)%          (3.7)%


              Net Loss. The Company reported a net loss of $(10.0) million or $(.05) per share for the twenty-six weeks ended June 26, 1999 compared with a net loss of $(9.5) million or $(.05) per share for the comparable period last year. The per share amounts were calculated based on weighted average shares outstanding of 210,539,416 and 203,885,594 for the current year and prior period, respectively. This increase in weighted average shares was due to an exercise of warrants in July 1998 by Richemont Finance S.A.

              The net loss for the twenty-six weeks ended June 26, 1999 was primarily the result of the seasonality of the Company's business and increased costs (of approximately $5.5 million) related to the Company's strategic initiatives, which include e-commerce, as well as underabsorbed overhead costs related to the start-up of the Company's third party fulfillment business. These losses were partly offset by higher demand for the Company's core catalog offerings and 1999 earnings versus 1998 losses associated with the Company's non-core catalogs. The seasonality of the Company's business is such that the sales volume achieved during the first six months of the year are not sufficient to cover both its fixed costs and the costs for its strategic initiatives for such period.

Compared to the comparable period last year, the increase in net loss was primarily due to:

(i)               costs related to the Company's strategic initiatives

partially offset by,

(i)               better catalog productivity
(ii)              higher catalog margins
(iii)             1999 earnings versus 1998 losses from non-core catalogs

              Revenues. Revenues were $259 million for both twenty-six week periods ended June 26, 1999 and June 27, 1998 as increases in revenues from core catalogs were offset by decreases in revenues from non-core catalogs. Revenues from core catalogs increased by $11.8 million or 5.1% while revenues from non-core catalogs decreased to $14.8 million from $26.8 million in the prior year period. The Company circulated 144 million catalogs during the 1999 period versus 149 million catalogs in the prior year period reflecting the repositioning of non-core catalogs to e-commerce.

         Operating Costs and Expenses. Year-to-date cost of sales and operating expenses increased to 63.4% of revenues for the six months ended June 26, 1999 compared to 62.8% of revenues for the same period in 1998. These results reflect higher costs related to strategic initiatives (including fixed distribution costs of the third party fulfillment business as well as systems development and support costs). This was partially offset by higher catalog margins provided by the Company's core catalogs.

              Selling expenses decreased to 25.5% of revenues in the first six months of 1999 from 27.4% for the comparable period in 1998. This decrease reflects improved catalog productivity as a result of more targeted circulation strategies as well as the repositioning of non-core catalogs to e-commerce.

              The number of customers having made a purchase from the Company's catalogs in the 12 months preceding June 26, 1999 remained at approximately 4 million, consistent with December 26, 1998.

         General and administrative expenses were 11.7% of revenues for the first six months of 1999 versus 10.1% for the comparable period in 1998. The 1.6% increase reflects higher marketing, legal and MIS costs primarily related to the Company's strategic initiatives.

         Depreciation and amortization remained at 1.8% of revenues for the first six months of 1999 and for the comparable period in 1998.

              Loss from Operations. For the twenty-six week period ended June 26, 1999, the Company recorded a loss from operations of $(6.1) million or (2.4)% of revenues compared to a loss from operations of $(5.3) million for the comparable period of 1998 or (2.1)% of revenues. The Company's loss from operations reflects the following segment results:

- Brand Marketing: Income from operations of $2.5 million was primarily due to higher demand and margins for core catalogs and the 1999 repositioning of non-core catalogs, partially offset by costs related to strategic initiatives (primarily internet).

- Web Services: Loss from operations of $(8.6) million reflects costs related to strategic initiatives (primarily start up of the third party fulfillment business). These include fixed distribution costs as well as systems development and support costs.

         Interest Expense, Net. Interest expense, net decreased by $0.2 million compared to the same period in 1998.

         Income Taxes. The Company recorded a state tax provision of $0.4 million and $0.5 million in each of the six month periods ended June 26, 1999 and June 27, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At June 26, 1999, the Company had $7.1 million in cash and cash equivalents compared with $12.2 million at December 26, 1998. Working capital and current ratio were $45.3 million and 1.59 to 1 at June 26, 1999 versus $43.9 million and 1.47 to 1 at December 26, 1998. Net cash used in operations during the six months ended June 26, 1999 of $11.1 million was primarily the result of significant payments made to suppliers to ensure a consistent flow of product during 1999 as well as the necessary spending for the development of the Company's e-commerce and third party fulfillment initiatives. Cash was also used to fund a seasonal increase in catalog costs. This cash spending was partially offset by the planned reduction of inventory levels and by the Company's more aggressive inventory liquidation strategy during the period. In addition, cash collections from customers and from the Company's upsell activities mitigated the impact of the cash spending during the period. Although $2.3 million related to Shopper's Edge upsell activities is restricted, the Company is entitled to periodic withdrawals of commissions. The Company also incurred capital expenditures of $1.0 million during the six-month period ending
June 26, 1999.

         The Company utilized $8.5 million of net borrowings for the six months ended June 26, 1999 under the Congress Revolving Credit Facility to fund seasonal working capital requirements. This amount was less than the $22.6 million of borrowings in the comparable period during the prior year primarily due to lower inventory carrying levels as well as lower capital expenditures. The total amount outstanding under the Congress Revolving Credit Facility at June 26, 1999 was $8.5 million, compared with $0 at December 26, 1998. Remaining availability under the Congress Revolving Credit Facility at June 26, 1999 was $26.8 million ($33.9 million including cash on hand).

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

YEAR 2000 ISSUE

         As is the case with most other database marketing firms and, for the most part, other businesses using computers and telecommunications equipment in their operations, the Company is in the process of addressing the Year 2000 problem to ensure it will be able to continue to perform its critical functions specifically: receiving, processing and shipping customer orders, ordering and receiving merchandise from vendors, and processing payments.

The Company's Year 2000 project commenced in 1996 and was divided into the following phases:

1) Discovery - identification/inventorying of all systems with potential Year 2000 issues,

2) Assessment - evaluation, categorizing and prioritizing of Year 2000 issues,

3) Remediation - modifying or replacing existing systems, and

4) Testing/Deployment - comprehensive testing of Year 2000 readiness to ensure all problems were discovered and adequately corrected.

At the present time, the Company is presently in the late stages of the remediation and testing/deployment phases for its information technology infrastructure, which should be completed by October 1999.

Additionally, the Company has performed surveys of its suppliers to determine their Year 2000 readiness. At the present time over 90% of the top 100 suppliers represented their products and services to be Year 2000 compliant. The Company is following up with the remaining suppliers while it also conducts searches for alternate suppliers. Also contingency plans are still under review and some redundant services have been installed.

While the Company believes it is not likely to encounter any significant operational problems, there is no guarantee that a Year 2000 related failure will not arise. This uncertainty is due, to a large extent, to the uncertainty surrounding potential third party related Year 2000 problems as well as the Company's potential failure to discover all its own susceptible internal systems.

While the Company expects that its efforts will provide reasonable assurance that material disruptions will not occur, as previously discussed, the potential for interruption still exists.

ITEM 3.   QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The 1999 annual meeting of stockholders was held in New York, New York on May 6, 1999. 198,614,670 shares of Common Stock, or 94.6% of outstanding shares, were represented in person or by proxy.

1. The following eleven directors were elected to a one-year term expiring in 2000.

                                                         NUMBER OF SHARES
                                                 ---------------------------------
                                                    FOR                    AGAINST
                                                    ---                    -------
         Ralph Destino                           198,319,069               295,601
         J. David Hakman                         198,319,069               295,601
         Rakesh K. Kaul                          198,316,859               297,811
         June R. Klein                           198,318,048               296,622
         Kenneth Krushel                         198,317,669               297,001
         Theodore H. Kruttschnitt                198,319,069               295,601
         Shailesh J. Mehta                       198,317,669               297,001
         Jan P. du Plessis                       184,744,599            13,870,071
         Alan G. Quasha                          198,316,151               298,519
         Howard M. S. Tanner                     198,319,069               295,601
         Robert F. Wright                        198,319,069               295,601

2. The approval of an amendment to the Company's Certificate of Incorporation to increase the number of shares of all classes of stock which the Company would have authority to issue from 243,172,403 to 318,172,403 and the number of shares of Common Stock within such shares from 225,000,000 to 300,000,000 shares: 197,389,717 voted in favor; 1,123,585 voted against;
     and 101,368 shares abstained.

3. The approval of Arthur Andersen LLP as independent accountants for fiscal year 1999: 198,311,893 voted in favor; 236,663 voted against; and 66,114 shares abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

27       Financial Data Schedule (EDGAR filing only).

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





HANOVER DIRECT, INC.

Registrant



     By: /s/ Brian C. Harriss
         -----------------------------
         Brian C. Harriss
         Senior Vice-President and
         Chief Financial Officer

         (On behalf of the Registrant and as principal financial officer)





     Date: August 10, 1999