Form 10-Q
period 1999-09-25
HANOVER DIRECT INC
filed 1999-11-09
CIK 320333

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended SEPTEMBER 25, 1999

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


                                 (201) 863-7300
                               (Telephone number)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Common stock, par value $.66 2/3 per share: 211,255,301 shares outstanding as of November 3, 1999.

                              HANOVER DIRECT, INC.

                                TABLE OF CONTENTS


Part I - Financial Information                                                        Page
                                                                                      ----
   Item 1.  Financial Statements
     Condensed Consolidated Balance Sheets -
      September 25, 1999 and December 26, 1998 ...................................      3

     Condensed Consolidated Statements of Income (Loss) - thirteen and thirty-nine
      weeks ended September 25, 1999 and September 26, 1998 ......................      5

     Condensed Consolidated Statements of Cash Flows - thirty-nine weeks ended
      September 25, 1999 and September 26, 1998 ..................................      6

     Notes to Condensed Consolidated Financial Statements - thirty-nine weeks
      ended September 25, 1999 and September 26, 1998 ............................      7

   Item 2.  Management's Discussion and Analysis of Consolidated Financial
     Condition and Results of Operations .........................................     12

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...........     18

Part II - Other Information

   Item 6.  Exhibits and Reports on Form 8-K .....................................     19

   Signatures ....................................................................     20

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                 SEPTEMBER 25,     DECEMBER 26,
                                                                     1999              1998
                                                                  ---------         ---------
ASSETS

Current Assets:
    Cash and cash equivalents (Note 3)                            $   6,407         $  12,207
    Accounts receivable, net                                         18,268            22,737
    Accounts receivable under financing agreement (Note 4)               --            18,998
    Inventories                                                      60,510            62,322
    Prepaid catalog costs                                            25,165            16,033
    Deferred tax asset, net                                           3,300             3,300
    Other current assets                                              8,784             2,402
                                                                  ---------         ---------
                  Total Current Assets                              122,434           137,999
                                                                  ---------         ---------

Property and equipment, at cost:
    Land                                                              4,634             4,634
    Buildings and building improvements                              22,761            22,724
    Leasehold improvements                                            9,526             9,303
    Furniture, fixtures and equipment                                52,754            51,193
    Construction in progress                                          1,947               113
                                                                  ---------         ---------
                                                                     91,622            87,967
    Accumulated depreciation and amortization                       (44,151)          (37,884)
                                                                  ---------         ---------
                  Net Property and Equipment                         47,471            50,083

Goodwill, net                                                        16,467            16,890
Deferred tax asset, net                                              11,700            11,700
Other assets, net                                                     1,818             2,198
                                                                  ---------         ---------
                  Total Assets                                    $ 199,890         $ 218,870
                                                                  =========         =========


            See Notes to Condensed Consolidated Financial Statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                         SEPTEMBER 25,      DECEMBER 26,
                                                                             1999              1998
                                                                          ---------         ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt and capital lease obligations        $   2,575         $   2,573
   Accounts payable                                                          48,469            64,594
   Accrued liabilities                                                       30,356            22,212
   Customer prepayments and credits                                           4,841             4,691
                                                                          ---------         ---------
            Total Current Liabilities                                        86,241            94,070
                                                                          ---------         ---------

Non-current Liabilities:
   Long-term debt                                                            54,973            37,288
   Obligations under accounts receivable financing  (Note 4)                     --            18,998
   Other liabilities                                                          2,418             2,044
                                                                          ---------         ---------
            Total Noncurrent Liabilities                                     57,391            58,330
                                                                          ---------         ---------
            Total Liabilities                                               143,632           152,400
                                                                          ---------         ---------
Shareholders' Equity:
   Series B Preferred Stock, convertible, $.01 par
    value, authorized and issued 634,900 shares                               6,270             6,128
   Common Stock, $.66 2/3 par value, authorized
    300,000,000 and 225,000,000 shares; issued
    211,254,217 and 210,785,688 shares at September
    25, 1999 and December 26,1998, respectively                             140,836           140,524
   Capital in excess of par value                                           300,203           297,751
   Accumulated deficit                                                     (386,997)         (373,815)
                                                                          ---------         ---------
                                                                             60,312            70,588

Less:
   Treasury stock, at cost (358,303 shares at
    September 25, 1999 and December 26, 1998)                                  (813)             (813)
   Notes receivable from sale of Common Stock                                (3,241)           (3,305)
                                                                          ---------         ---------
            Total Shareholders' Equity                                       56,258            66,470
                                                                          ---------         ---------
            Total Liabilities and Shareholders' Equity                    $ 199,890         $ 218,870
                                                                          =========         =========


            See Notes to Condensed Consolidated Financial Statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                13 WEEKS ENDED                            39 WEEKS ENDED
                                                                --------------                            --------------
                                                     SEPTEMBER 25,        SEPTEMBER 26,         SEPTEMBER 25,         SEPTEMBER 26,
                                                         1999                 1998                  1999                  1998
                                                    -------------         -------------         -------------         -------------
Revenues                                            $     121,656         $     123,417         $     380,607         $     382,514
                                                    -------------         -------------         -------------         -------------

Operating costs and expenses:
   Cost of sales and operating expenses                    76,117                76,863               240,645               239,223
   Write-down of inventory of discontinued
   catalogs (Note 9)                                       (1,511)                   --                (1,835)                   --
   Selling expenses                                        29,468                32,462                95,486               103,530
   General and administrative expenses                     16,068                12,498                46,397                38,708
   Depreciation and amortization                            2,314                 2,357                 6,858                 7,147
                                                    -------------         -------------         -------------         -------------
                                                          122,456               124,180               387,551               388,608
                                                    -------------         -------------         -------------         -------------
Loss from operations                                         (800)                 (763)               (6,944)               (6,094)
                                                    -------------         -------------         -------------         -------------
   Interest expense, net                                   (1,703)               (1,823)               (5,183)               (5,500)
                                                    -------------         -------------         -------------         -------------
Loss before income taxes                                   (2,503)               (2,586)              (12,127)              (11,594)
   Income tax provision                                      (185)                 (250)                 (579)                 (750)
                                                    -------------         -------------         -------------         -------------
Net loss                                                   (2,688)               (2,836)              (12,706)              (12,344)

Preferred stock dividends and accretion                      (159)                 (158)                 (476)                 (438)
                                                    -------------         -------------         -------------         -------------
Net loss applicable to common shareholders          $      (2,847)        $      (2,994)        $     (13,182)        $     (12,782)
                                                    =============         =============         =============         =============

Basic and diluted net loss per share                $        (.01)        $        (.01)        $        (.06)        $        (.06)
                                                    =============         =============         =============         =============
Weighted average shares outstanding                   210,843,167           207,909,428           210,640,667           205,226,872
                                                    =============         =============         =============         =============


            See Notes to Condensed Consolidated Financial Statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                       39 WEEKS ENDED
                                                                       --------------

                                                               SEPTEMBER 25,     SEPTEMBER 26,
                                                                   1999             1998
                                                                 --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $(12,706)        $(12,344)
Adjustments to reconcile net loss to net cash used
   by operating activities:
   Depreciation and amortization, including deferred fees           8,681            8,622
   Provisions for doubtful accounts                                 1,733            2,315
   Compensation expense related to stock options                    2,192            1,742
Changes in assets and liabilities:
   Accounts receivable                                              3,464           (6,448)
   Inventories                                                      1,812          (12,755)
   Prepaid catalog costs                                           (9,132)          (4,773)
   Other current assets                                            (6,382)            (889)
   Accounts payable                                               (16,125)          (3,986)
   Accrued liabilities                                              7,366           (9,133)
   Customer prepayments and credits                                   150             (674)
                                                                 --------         --------
Net cash used by operating activities                             (18,947)         (38,323)
                                                                 --------         --------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                           (3,251)          (5,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds under credit facility                              18,814           22,597
   Payments of debt and capital lease obligations                  (1,231)          (3,201)
   Payment of debt issuance costs                                  (1,487)          (1,195)
   Proceeds from issuance of common stock                             572              497
   Proceeds from exercise of  stock warrants                           --           13,640
   Other, net                                                        (270)             235
                                                                 --------         --------
Net cash provided by financing activities                          16,398           32,573
                                                                 --------         --------

Net decrease in cash and cash equivalents                          (5,800)         (11,466)
Cash and cash equivalents at the beginning of the year             12,207           14,758
                                                                 --------         --------

Cash and cash equivalents at the end of the period               $  6,407         $  3,292
                                                                 ========         ========

Supplemental cash flow disclosures:
   Interest paid                                                 $  3,389         $  3,710
                                                                 ========         ========
   Income taxes paid                                             $    596         $    407
                                                                 ========         ========


            See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTY NINE WEEKS ENDED SEPTEMBER 25, 1999 AND SEPTEMBER 26, 1998
(UNAUDITED)

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

2.    REVENUE RECOGNITION/ DEFERRED EXPENSES - SHOPPER'S EDGE BUYING CLUB

      Membership fees are billed through clients of the Company primarily through credit cards. An allowance for cancellations is established based on the Company's most recent actual cancellation experience, updated regularly. Deferred membership fees are recorded when the trial period has elapsed and are amortized as revenues from membership fees on a straight-line basis over the remainder of the membership period, generally twelve months. Membership cancellations are charged to the allowance for cancellations on a current basis. During an initial annual membership term or renewal term, a member may cancel his or her membership in this program, generally for a complete refund of the membership fee for that period.

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

3.    CASH AND CASH EQUIVALENTS  - RESTRICTED CASH

      The Company is contractually restricted under the 1999 Shopper's Edge Upsell agreement to usage and withdrawal of cash generated by the program. The agreement requires that cash provided by membership fees be utilized to fund program-related operating expenses and membership fee reimbursements resulting from cancellations. However, withdrawals of commissions based upon pre-determined formulas within the agreement are made by the Company periodically. As at September 25, 1999, approximately $2.8 million of the total $6.4 million cash balance was subject to the above restrictions.

4.    ACCOUNTING FOR TRANSFERS OF CREDIT CARD RECEIVABLES

       In July 1999, the Company transferred its portfolio of credit card accounts to Capital One Services, Inc./Capital One Bank ("Capital One") as part of its account purchase and credit card marketing and services agreement entered into in March 1999. The agreement, which provides services similar to those of the previous administrator, provides for the transfer of the Company's private label credit card receivables to Capital One, which the Company accounts for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". This statement establishes criteria distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. In accordance with SFAS No. 125, the Company determined that the terms applicable to the transfer of its credit card financing receivables to Capital One should be accounted for as a sale. Accordingly, the credit card receivables and related obligations are no longer recorded. Furthermore, the Company transferred the receivables on terms which did not result in any gain or loss.

5.    RETAINED EARNINGS RESTRICTIONS

      The Company is restricted from paying dividends at any time on its Common Stock or from acquiring its capital stock by certain debt covenants contained in agreements to which the Company is a party.

6.    NET LOSS PER SHARE

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

7.    RESTRUCTURING RESERVES

      The remaining restructuring reserves established in 1996 are primarily comprised of facility exit/relocation costs. Facility exit/relocation costs are primarily related to the Company's decision to sublet a portion of its Weehawken, NJ corporate facility and to consolidate its distribution centers in Roanoke, VA. Remaining reserves for restructuring costs approximated $2.2 million and $3.3 million at September 25, 1999 and December 26, 1998, respectively, and are included in accrued liabilities in the accompanying condensed consolidated balance sheets.


8.    LONG-TERM DEBT

      The Company's long-term credit arrangement with Congress Financial Corporation is comprised of a revolving line of credit of up to $65 million ("Congress Revolving Credit Facility") and term loans aggregating $14 million expiring on January 31, 2001. At September 25, 1999, the Company had borrowings of $18.8 million under the Congress Revolving Credit Facility and $12.9 million in Congress Term Loans. The rates of interest related to the Congress Revolving Credit Facility and Congress Term Loans at September 25, 1999 were 8.50% and 8.17%, respectively. The face amount of unexpired documentary letters of credit issued by First Union Bank were $5.2 million and $4.0 million at September 25, 1999 and September 26, 1998, respectively.

      The Congress Revolving Credit Facility is secured by all the assets of the Company. Borrowings under the Congress Revolving Credit Facility are based on percentages of eligible inventory and accounts receivable. The Congress Revolving Credit Facility places limitations on the incurrence of additional indebtedness and requires the Company to maintain minimum net worth and working capital throughout the term of the agreement. At September 25, 1999, the Company was in compliance with such covenants and remaining unused availability under the Congress Revolving Credit Facility was $18.8 million.

      In March 1999, the term of the letter of credit guarantee issued by Richemont Finance S.A. ("Richemont") was extended to March 31, 2000. As consideration, the Company agreed to pay Richemont a fee of 9.5% of the principal amount of the letters of credit. At September 25, 1999, borrowings supported by the letter of credit guarantee were $25.0 million.

9.    WRITE-DOWN OF INVENTORY OF DISCONTINUED CATALOGS

      In 1998, the Company recorded a $3.7 million charge for the write-down of its non-core catalog inventory to estimated net realizable value. This was related to the Company's decision to discontinue the traditional catalog operations of its Austad's, Tweeds and Colonial Garden Kitchens catalog brands. During 1999, the Company disposed of a substantial amount of its non-core catalog inventory by utilizing the various liquidation vehicles at its disposal such as off-price merchants and special sales catalogs. Of these, the Company was able to utilize special sales catalogs, which provide higher cost recoveries, to a larger extent than anticipated in 1998. Accordingly, $1.8 million of the 1998 charges were reversed and included in the Company's 1999 year-to-date results.

10.   SEGMENT INFORMATION

      During 1999, the Company decided to reposition its operations into two separate units, Brand Marketing and Web Services, each representing the overall strategic initiatives of the Company. This represents a change from 1998, when the Company operated only in one segment - direct marketing. The Brand Marketing division is primarily comprised of the Company's branded portfolio of specialty catalogs and related retail operations, the Company's e-commerce web site portfolio relating to each of the Company's catalogs, and products and services provided by the Company's upsell programs. The Web Services division primarily consists of the Company's Internet marketing services group, its telemarketing and fulfillment operations, information systems platform and corporate administration. Revenues for the Brand Marketing division are derived primarily from the sale of merchandise through the Company's catalog and related e-commerce product offerings. Other sources of revenue include various upsell initiatives and other catalog related revenue. Revenues for the Web Services division include charges to the Brand Marketing division pursuant to an intercompany service agreement and revenues in connection with the Company's fulfillment services and e-commerce services provided to third parties.

      The aforementioned intercompany service agreement, which became effective as of January 1, 1999, provides for the billing by Web Services of web hosting, system interface and fulfillment services provided on a "for profit" basis. These costs are primarily comprised of telemarketing and distribution costs as well as certain general and administrative costs (including information systems and corporate services provided).

      Based on the above, reportable segment data were as follows:


                                                           IN THOUSANDS OF DOLLARS
                                          -----------------------------------------------------------------
RESULTS FOR THE 3RD  QUARTER               BRAND               WEB                             CONSOLIDATED
ENDED SEPTEMBER 25, 1999:                 MARKETING          SERVICES       UNALLOCATED           TOTAL
                                          ---------         ---------         ---------         ---------
Revenues from external customers          $ 119,923         $   1,733         $      --         $ 121,656
Intersegment Revenues                            --            23,379           (23,379)               --

Income/ (loss) from operations                2,640            (3,440)               --              (800)
Interest Income/(Expense)                      (464)           (1,239)               --            (1,703)
                                          ---------         ---------         ---------         ---------
Income/ (loss) before income taxes            2,176            (4,679)               --            (2,503)

Total Assets at September 25, 1999        $ 143,780         $  40,817         $  15,293         $ 199,890
                                          ---------         ---------         ---------         ---------



RESULTS FOR THE 3RD  QUARTER
ENDED SEPTEMBER 26, 1998:

Revenues from external customers          $ 122,870         $     547         $      --         $ 123,417
Intersegment Revenues                            --            24,195           (24,195)               --

Income/ (loss) from operations                 (544)             (219)               --              (763)
Interest Income/(Expense)                      (842)             (981)               --            (1,823)
                                          ---------         ---------         ---------         ---------
Income/ (loss) before income taxes           (1,386)           (1,200)               --            (2,586)

Total Assets at September 26, 1998        $ 177,368         $  42,849         $  15,206         $ 235,423
                                          ---------         ---------         ---------         ---------


RESULTS FOR THE NINE MONTHS                BRAND               WEB                             CONSOLIDATED
ENDED SEPTEMBER 25, 1999:                 MARKETING         SERVICES         UNALLOCATED          TOTAL
                                          ---------         ---------         ---------         ---------
Revenues from external customers          $ 377,121         $   3,486         $      --         $ 380,607
Intersegment Revenues                            --            73,363           (73,363)               --

Income/ (loss) from operations                5,083           (12,027)               --            (6,944)
Interest Income/(Expense)                    (1,343)           (3,840)               --            (5,183)
                                          ---------         ---------         ---------         ---------
Income/ (loss) before income taxes            3,740           (15,867)               --           (12,127)


RESULTS FOR THE NINE MONTHS
ENDED SEPTEMBER 26, 1998:

Revenues from external customers          $ 381,348         $   1,166         $      --         $ 382,514
Intersegment Revenues                            --            77,077           (77,077)               --

Income/ (loss) from operations               (6,591)              497                --            (6,094)
Interest Income/(Expense)                    (2,055)           (3,445)               --            (5,500)
                                          ---------         ---------         ---------         ---------
Income/ (loss) before income taxes           (8,646)           (2,948)               --           (11,594)

      The Company uses income (loss) from operations as the measurement of segment profit or loss. As income taxes are centrally managed at the corporate level, deferred tax assets are not allocated by segment.

      As previously mentioned, the intercompany service agreement was effective as of January 1, 1999. Had the provisions of the intercompany service agreement been in effect in 1998, intersegment revenues for the Web Services division would have been approximately $24.4 million and $ 77.1 million for the thirteen weeks and thirty-nine weeks ended September 26, 1998, respectively. Loss from operations would have been approximately $(0.1) million and $(0.7) million for the Web Services and Brand Marketing divisions, respectively, for the thirteen weeks ended September 26, 1998. Income/ (loss) from operations would have been $0.5 million and $(6.6) million for the Web Services and Brand Marketing divisions, respectively, for the thirty-nine weeks ended September 26, 1998.

11.   SUBSEQUENT EVENT

      In October 1999, the Company sold the assets of its non-core Austad's catalog for approximately $1.4 million in cash. The assets sold primarily included inventory and intangible assets such as customer lists and trademarks with an approximate book value of $0.6 million. Pending any post closing adjustments, which may require minimal adjustments to the aforementioned amounts, the Company expects to realize and record a gain from the sale sometime during the fourth quarter of 1999. The Company will continue to provide back office and fulfillment services for the catalog.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following table sets forth, for the fiscal periods indicated, the percentage relationship to revenues of certain items in the Company's Condensed Consolidated Statements of Income (Loss).

                                                                                  13 WEEKS ENDED
                                                                    SEPTEMBER 25            SEPTEMBER 26,
                                                                        1999                   1998
                                                                        ----                   ----
Revenues                                                               100.0%                 100.0%
Cost of sales and operating expenses                                    62.6                   62.3
Write-down of inventory of discontinued
    Catalogs                                                            (1.2)                    --
Selling expenses                                                        24.2                   26.3
General and administrative expenses                                     13.2                   10.1
Depreciation and amortization                                            1.9                    1.9
Loss from operations                                                    (0.7)                  (0.6)
Interest expense, net                                                  ( 1.4)                  (1.5)
Net loss                                                                (2.2)                  (2.3)

RESULTS OF OPERATIONS - THIRTEEN-WEEKS ENDED SEPTEMBER 25, 1999 COMPARED WITH THIRTEEN-WEEKS ENDED SEPTEMBER 26, 1998

      Net Loss. The Company reported a net loss of $(2.7) million or $(.01) per share for the thirteen-weeks ended September 25, 1999 compared with a net loss of $(2.8) million or $(.01) per share for the comparable period last year. The per share amounts were calculated based on weighted average shares outstanding of 210,843,167 and 207,909,428 for the current and prior year period, respectively. This increase in weighted average shares was due to an exercise of warrants in July 1998 by Richemont Finance S.A.

Compared to the comparable period last year, the $0.1 million decrease in net loss was primarily due to:

(i)      higher demand and margins for the Company's core catalog offerings;

(ii) 1998 losses from non-core catalogs, which were repositioned as e-commerce brands in 1999;

(iii) partial reversal of a 1998 charge for the write-down of non-core catalog inventory; and

(iv)     lower interest expense

partially offset by,

(i)      costs related to the Company's strategic initiatives; and

(ii)     lower earnings related to the Company's upsell programs.

      Revenues. Revenues decreased $1.7 million (1.4%) for the thirteen-week period ended September 25, 1999 to $121.7 million from $123.4 million for the comparable period in 1998 as increases in revenues from core catalogs and 1999 revenues from the Company's third party fulfillment business were more than offset by revenue decreases from non-core catalogs. Revenues from core catalogs increased by $4.0 million (3.5%) while revenues from non-core catalogs decreased by $7.4 million (71.8%). The Company circulated 39 million catalogs during the 1999 period versus 43 million catalogs in the 1998 period reflecting the repositioning of non-core catalogs to e-commerce. The number of customers having made a purchase from the Company's catalogs during the 12 months preceding September 25, 1999 remained at approximately 4 million, consistent with December 26, 1998. Thirteen-week (third quarter) 1999 revenues from the Company's third party fulfillment business were $1.7 million.

      Operating Costs and Expenses. Cost of sales and operating expenses increased to 62.6% of revenues for the thirteen weeks ended September 25, 1999 compared to 62.3% of revenues for the comparable period in 1998. This increase is primarily due to higher costs related to strategic initiatives (including fixed distribution costs of the third party fulfillment business as well as systems development and support costs), partially offset by higher margins for the Company's core catalog offering's.

      Selling expenses decreased to 24.2% of revenues for the thirteen weeks ended September 25, 1999 from 26.3% for the comparable period in 1998. This decrease reflects lower catalog production costs as well as the repositioning of non-core catalogs to e-commerce.

      General and administrative expenses were 13.2% of revenues for the thirteen weeks ended September 25, 1999 versus 10.1% of revenues for the comparable period in 1998. The 3.1% increase reflects higher legal and administrative costs that are primarily related to the Company's strategic initiatives.

      Depreciation and amortization remained at 1.9% of revenues for the thirteen weeks ended September 25, 1999 from the comparable period in 1998.

      Loss from Operations. The Company recorded a loss from operations of $(0.8) million or (0.7%) of revenues for the thirteen weeks ended September 25, 1999, compared to a loss from operations of $(0.8) million or (0.6%) of revenues for the comparable period in 1998. The Company's results are comprised of the following segments:

 - Brand Marketing: Income from operations of $2.6 million reflects the higher demand and margins for the Company's core catalog offerings and the partial reversal of a 1998 provision for non-core catalog inventory, partially offset by costs related to the strategic initiatives (primarily internet).

- Web Services: Loss from operations of $(3.4) million reflects costs related to strategic initiatives (primarily start up of the third party fulfillment business). These include fixed distribution costs as well as systems development and support costs.

      Interest Expense, Net. Interest expense, net decreased $0.1 million for the thirteen weeks ended September 25, 1999 compared to the same period last year.

      Income Taxes. The Company recorded a state tax provision of $0.2 million and $0.3 million in each of the thirteen-week periods ended September 25, 1999 and September 26, 1998, respectively.

RESULTS OF OPERATIONS - THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 1999 COMPARED WITH THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 1998

                                                                             39 WEEKS ENDED
                                                                             --------------
                                                                       SEPTEMBER 25,     SEPTEMBER 26,
                                                                        1999                   1998
                                                                        ----                   ----
Revenues                                                                100.0%                100.0%
Cost of sales and operating expenses                                     63.2                  62.5
Write-down of inventory of discontinued
   Catalogs                                                              (0.5)                   --
Selling expenses                                                         25.1                  27.1
General and administrative expenses                                      12.2                  10.1
Depreciation and amortization                                             1.8                   1.9
Loss from operations                                                     (1.8)                 (1.6)
Interest expense, net                                                    (1.4)                 (1.4)
Net loss                                                                 (3.3)                 (3.2)

      Net Loss. The Company reported a net loss of $(12.7) million or $(.06) per share for the thirty-nine weeks ended September 25, 1999 compared with a net loss of $(12.3) million or $(.06) per share for the comparable period last year. The per share amounts were calculated based on weighted average shares outstanding of 210,640,667 and 205,226,872 for the current and prior period, respectively. This increase in weighted average shares was due to an exercise of warrants in July 1998 by Richemont Finance S.A.

Compared to the comparable period last year, the $0.4 million increase in net loss was primarily due to:

(i)   costs related to the Company's strategic initiatives

partially offset by,

(i)   higher demand and margins for the Company's core catalog offerings;

(ii) 1998 losses from non-core catalogs, which were repositioned as e-commerce brands in 1999; and

(iii) partial reversal of a 1998 charge for the write-down of non-core catalog inventory.

      Revenues. Revenues decreased $1.9 million (0.5%) for the thirty-nine week period ended September 25, 1999 to $380.6 million from $382.5 million for the comparable period in 1998 as increases in revenues from core catalogs and the third party fulfillment business were more than offset by decreases in revenues from non-core catalogs. Revenues from core catalogs increased by $13.9 million (4.0%) while revenues from non-core catalogs decreased by $19.3 million (52.2%). The Company circulated 184 million catalogs during the 1999 period versus 191 million catalogs in the prior year period reflecting the repositioning of the non-core catalogs to e-commerce. Thirty-nine week (nine month) 1999 revenues from the Company's third party fulfillment business were $3.5 million.

      Operating Costs and Expenses. Year-to-date cost of sales and operating expenses increased to 63.2% of revenues for the thirty-nine weeks ended September 25, 1999 compared to 62.5% of revenues for the comparable period in 1998. This increase is primarily due to higher costs related to strategic initiatives (including fixed distribution costs of the third party fulfillment business as well as systems development and support costs), partially offset by higher margins for the Company's core catalog offering's.

      Selling expenses decreased to 25.1% of revenues for the first thirty-nine weeks of 1999 from 27.1% for the comparable period in 1998. This decrease reflects lower catalog circulation and production costs as well as the repositioning of non-core catalogs to e-commerce.

      General and administrative expenses were 12.2% of revenues for the first thirty-nine weeks of 1999 versus 10.1% of revenues for the comparable period in 1998. The 2.1% increase reflects higher legal and administrative costs that are primarily related to the Company's strategic initiatives.

      Depreciation and amortization decreased to 1.8% of revenues for the first thirty-nine weeks of 1999 versus 1.9% of revenues for the comparable period in 1998.

      Loss from Operations. For the thirty-nine week period ended September 25, 1999, the Company recorded a loss from operations of $(6.9) million or (1.8)% of revenues compared to a loss from operations of $(6.1) million or (1.6%) of revenues for the comparable period of 1998. The Company's loss from operations reflects the following segment results:

- Brand Marketing: Income from operations of $5.1 million reflects the higher demand and margins for the Company's core catalog offerings and the partial reversal of a 1998 provision for non-core catalog inventory, partially offset by costs related to the strategic initiatives (primarily internet).

- Web Services: Loss from operations of $(12.0) million reflects costs related to strategic initiatives (primarily start up of the third party fulfillment business). These include fixed distribution costs as well as systems development and support costs.

      Interest Expense, Net. Interest expense, net decreased by $0.3 million compared to the same period in 1998.

      Income Taxes. The Company recorded a state tax provision of $0.6 million and $0.8 million in each of the thirty-nine week periods ended September 25, 1999 and September 26, 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      At September 25, 1999, the Company had $6.4 million in cash and cash equivalents compared with $12.2 million at December 26, 1998. Working capital and current ratio were $36.2 million and 1.42 to 1 at September 25, 1999 versus $43.9 million and 1.47 to 1 at December 26, 1998. Net cash used in operations during the thirty-nine weeks ended September 25, 1999 of $18.9 million was primarily the result of significant payments made to suppliers to ensure a consistent flow of product as well as the necessary spending for the development of the Company's e-commerce and third party fulfillment initiatives. Cash was also used to fund a seasonal increase in catalog costs. These cash outflows were partly offset by cash inflows resulting from decreases in receivables due from customers and from the Company's upsell activities. Although $2.8 million of cash and cash equivalents related to Shopper's Edge upsell activities is restricted, the Company is entitled to periodic withdrawals of commissions. The Company also incurred capital expenditures of $3.3 million during the thirty-nine week period ending September 25, 1999.

      The Company utilized $18.8 million of net borrowings for the thirty-nine weeks ended September 25, 1999 under the Congress Revolving Credit Facility to fund its seasonal working capital requirements and its strategic initiatives. This amount was less than the $22.6 million of borrowings for the comparable period in 1998. The total amount outstanding under the Congress Revolving Credit Facility at September 25, 1999 was $18.8 million, compared with $0 at December 26, 1998. Remaining availability under the Congress Revolving Credit Facility at September 25, 1999 was also $18.8 million ($25.2 million including cash on hand).

      In March 1999 Richemont Finance S.A. agreed to extend its letter of credit guarantee to March 31, 2000. As consideration for this transaction, the Company agreed to pay Richemont a facility fee of 9.5% of the principal amount of the letters of credit.

      The Company's ability to continue to improve upon its prior year's performance and implement its business strategy is critical to maintaining adequate liquidity.

YEAR 2000 ISSUE

      As is the case with most other database marketing firms and, for the most part, other businesses using computers and telecommunications equipment in their operations, the Company is in the process of addressing the Year 2000 problem to ensure it will be able to continue to perform its critical functions. Specifically, these include receiving, processing and shipping customer orders, ordering and receiving merchandise from vendors, and processing payments.

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

      The Company has evaluated its internal mainframe business systems deemed critical to its business and has substantially completed all discovery, assessment, remediation, testing/deployment, and unit testing efforts, except as noted below. This included a systems rollover test allowing for a system date change to January 1, 2000, which was performed in early September, and a second test completed at the end of October 1999. Issues remain with two systems, currently in the remediation process, which are expected to be resolved in the fourth quarter of 1999.

      Additionally, the Company has completed an inventory and assessment of hardware and software associated with individual PC systems for Year 2000 readiness and currently expects to complete all PC remediation and testing by the end of November 1999.

      The Company has performed surveys of its suppliers to determine their Year 2000 readiness. At the present time over 90% of the top 100 suppliers represented their products and services to be Year 2000 compliant. The Company is following up with the remaining suppliers while it also conducts searches for alternate suppliers.

      Accordingly, the Company currently expects, based on its testing and the representations of its suppliers, that its most important computer systems will be able to function adequately into the next century. While some disruptions are likely to occur with the Company's internal systems and at least a few product vendors, the Company believes, subject to factors beyond the Company's control noted below, the most probable scenario is that there will not be a system failure of critical services or infrastructure that will materially disrupt its operations as a whole. Furthermore, in view of the seasonality of the Company's business, any disruptions that do occur are likely to take place in the off-peak selling period following the 1999 holiday season.

      While the Company believes it is not likely to encounter any significant operational problems, there is no guarantee that a Year 2000 system related failure will not arise. This uncertainty is due, to a large extent, to the uncertainty surrounding potential third party related Year 2000 problems as well as the Company's potential failure to discover all of its own Year 2000 susceptible internal systems problems.

      As a contingency plan, the Company has made arrangements to have technical staff available at all locations to support its customers in the event of a Year 2000 failure. By taking advantage of multiple locations which include call centers and warehousing functions, the Company expects to be able to provide uninterrupted service to all of its customers provided that interruptions to either power, utilities or telephone services that are beyond its control do not occur.

      While the Company expects that its efforts will provide reasonable assurance that material disruptions will not occur, as previously discussed, the potential for interruption still exists.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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





HANOVER DIRECT, INC.

Registrant



   By:/s/Brian C. Harriss
      ------------------------------
      Brian C. Harriss

      Senior Vice-President and Chief Financial Officer

      (On behalf of the Registrant and as principal financial officer)


   Date: November 9, 1999