Form 10-K405
period 1999-12-25
HANOVER DIRECT INC
filed 2000-03-24
CIK 320333

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 25, 1999

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 17, 2000, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $105,135,953 (based on the closing price of the Common Stock on the American Stock Exchange on March 17, 2000; shares of Common Stock owned by directors and officers of the Company are excluded from this calculation; such exclusion does not represent a conclusion by the Company that all of such directors and officers are affiliates of the Company).

     As of March 17, 2000, the registrant had 213,308,946 shares of Common Stock outstanding.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A is incorporated into items 10, 11, 12 and 13 of Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              HANOVER DIRECT, INC.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 25, 1999

                                     INDEX

                                                                           PAGE
                                                                           ----
                                    PART I
ITEM 1.      Business....................................................    1
               General...................................................    1
               Hanover Brands............................................    1
               erizon....................................................    3
               Incubator Investments.....................................    5
               Credit Management.........................................    5
               Financing.................................................    5
               Additional Investments....................................    8
               Employees.................................................    8
               Seasonality...............................................    8
               Competition...............................................    8
               Trademarks................................................    8
               Government Regulation.....................................    9
ITEM 2.      Properties..................................................    9
ITEM 3.      Legal Proceedings...........................................    9
ITEM 4.      Submission of Matters to a Vote of Security Holders.........   10

                                    PART II
             Market for Registrant's Common Equity and Related
ITEM 5.      Stockholder Matters.........................................   10
ITEM 6.      Selected Financial Data.....................................   11
             Management's Discussion and Analysis of Consolidated
ITEM 7.      Financial Condition and Results of Operations...............   12
               Results of Operations.....................................   12
               Liquidity and Capital Resources...........................   15
               Year 2000.................................................   16
               Cautionary Statements.....................................   17
             Quantitative and Qualitative Disclosures about Market
ITEM 7A.     Risk........................................................   17
ITEM 8.      Financial Statements and Supplementary Data.................   18
             Changes in and Disagreements with Accountants on Accounting
ITEM 9.      and Financial Disclosure....................................   41

                                   PART III
ITEM 10.     Directors and Executive Officers of the Registrant..........   42
ITEM 11.     Executive Compensation......................................   43
             Security Ownership of Certain Beneficial Owners and
ITEM 12.     Management..................................................   43
ITEM 13.     Certain Relationships and Related Transactions..............   43

                                    PART IV
             Exhibits, Financial Statement Schedules and Reports on Form
ITEM 14.     8-K.........................................................   44
             Signatures..................................................   45

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Hanover Direct, Inc. (the "Company") provides quality, branded merchandise through a portfolio of catalogs and e-commerce platforms to consumers, as well as a comprehensive range of Internet, e-commerce and fulfillment services to businesses. In December 1999, the Company completed a strategic realignment pursuant to which it created two separately incorporated business units, Hanover Brands, Inc. ("Hanover Brands") and erizon, Inc. ("erizon").

     Hanover Brands, the Company's business-to-consumer subsidiary, is comprised of its catalog and Web site portfolio of home fashions, apparel, general merchandise and gift brands including Domestications, The Company Store, Scandia Down, Turiya, Domestications Kitchen & Garden, Kitchen & Home, Encore, Improvements, Silhouettes, International Male, Undergear and Gump's By Mail. Each brand can be accessed on the Internet individually by name. In addition, the Company is the exclusive distributor of the Compagnie de la Chine brand in North America and owns Gump's, a retail store based in San Francisco, California.

     erizon, the Company's business-to-business subsidiary, is comprised of the Company's direct commerce IT platform, Keystone Internet Services, Inc., the Company's third party, end-to-end, fulfillment, logistics and e-care provider, and Desius LLC, the Company's joint venture with RS Software (India), Ltd., offering Web shop services and e-commerce systems development. erizon also services the logistical, IT and fulfillment needs of Hanover Brands through an intercompany services agreement.

     Rakesh K. Kaul has continued as President and Chief Executive Officer of the Company, overseeing both of the newly created subsidiaries.

     The Company is incorporated in Delaware with its principal executive office at 1500 Harbor Boulevard, Weehawken, New Jersey 07087. The Company's telephone number is (201) 863-7300. The Company is a successor in interest to The Horn & Hardart Company, a restaurant company founded in 1911, and Hanover House Industries, Inc., founded in 1934. Richemont Finance S.A. ("Richemont"), a Luxembourg company, owns approximately 48.2% of the Company's outstanding common stock and holds an irrevocable proxy from a third party to vote an additional approximately 2.0% of the Company's common stock currently held by such third party. Richemont is an affiliate of Compagnie Financiere Richemont, A.G., a Swiss based publicly-traded luxury goods company.

HANOVER BRANDS

     General. The Company, through Hanover Brands, is a leading specialty direct marketer with a diverse portfolio of branded home fashions, general merchandise, men's and women's apparel and gift products marketed via direct mail-order catalogs and connected Internet Web sites. The Company's catalog titles are organized into six brand groups -- Home Fashions -- Mid-Market brands, Home Fashions-Upscale brands, General Merchandise brands, Women's Apparel brands, Men's Apparel brands and Gift brands groups -- each consisting of one or more catalog/online titles. All of these brand groups utilize central purchasing and inventory management functions and erizon's common systems platform, telemarketing, fulfillment, distribution and administrative functions pursuant to an intercompany services agreement. During 1999, the Company mailed approximately 235 million catalogs, answered more than 9.5 million customer service/order calls and processed and shipped over 7.5 million packages to customers in North America.

     The Company reviews its portfolio of catalogs as well as new opportunities to acquire or develop catalogs from time to time. During 1999, the Company sold its Austad's catalog; discontinued its Tweeds catalog operation; and repositioned and relaunched its Colonial Garden Kitchens catalog as Domestications Kitchen & Garden. All three of these catalogs had been selected in the first quarter of 1999 to either be repositioned, discontinued or sold.

     Each of the Company's specialty catalogs targets distinct market segments offering a focused assortment of merchandise designed to meet the needs and preferences of its target customers. Through market research and ongoing testing of new products and concepts, each brand group determines each catalog's own merchandise strategy, including appropriate price points, mailing plans and presentation of its products. The Company is continuing its development of exclusive or private label products for a number of its catalogs, including Domestications, The Company Store and Improvements, to further enhance the brand identity of the catalogs.

     The Company's specialty catalogs typically range in size from approximately 30 to 130 pages with two to twenty-five new editions per year depending on the seasonality and fashion content of the products offered. Each edition may be mailed several times each season with variations in format and content. Each catalog employs the services of an outside creative agency or has its own creative staff which is responsible for the design, layout, copy, feel and theme of the book. Generally, the initial sourcing of new merchandise for a catalog begins two to six months before the catalog is mailed.

     The following is a description of the Company's catalogs in each of the Company's six brand groups:

  Home Fashions -- Mid-Market Brands:

     Domestications is a leading home fashions catalog offering affordable luxury for every room in the home for today's value-oriented and style-conscious consumer.

     Domestications Kitchen & Garden offers decorating products geared toward answering and solving kitchen and garden needs.

  Home Fashions-Upscale Brands:

     The Company Store is an upscale home fashions catalog focused on high quality down products and other private label and branded home furnishings.

     Kitchen & Home features distinctive and highly functional entertaining and decorating products.

     Scandia Down is a nationally known retailer specializing in luxury down products and home fashions.

     Launched in 1999, Turiya is a luxury home furnishings catalog featuring exclusive designers with the finest products, textiles, tailoring and concierge level customer care.

  General Merchandise Brands:

     Improvements is a leading do-it-yourself home improvement catalog offering quick and clever problem solvers to make life easier around the home, yard and car. Improvements also presents The Safety Zone which offers innovative products for health, comfort and safety.

     Launched in 1999, Encore offers the best from America's finest catalogs in one easy-to-shop-from format.

  Women's Apparel Brands:

     Silhouettes is a leading fashion catalog offering large size women upscale apparel and accessories.

  Men's Apparel Brands:

     International Male offers contemporary men's fashions and accessories at reasonable prices.

     Undergear is a leader in fashionable and functional men's underwear, workout wear and active wear.

  Gift Brands:

     Gump's By Mail(R) and Gump's(R) San Francisco are luxury sources for discerning customers of jewelry, gifts and home furnishings, as well as market leaders in offering Asian inspired products.

     Compagnie de la Chine offers collections of tableware, glassware, textiles and home decor based on Chinese ancestral designs, natural materials and traditional techniques. In 1999, the Company became the exclusive distributor of the Compagnie de la Chine brand in North America.

     The Shopper's Edge. In March 1999, the Company, through a newly formed subsidiary, started up and promoted a discount buyers club to consumers known as "The Shopper's Edge." In exchange for an up-front membership fee, the Shopper's Edge program enables members to purchase a wide assortment of merchandise at discounts which are not available through traditional retail channels. Initially, prospective members participate in a 45-day trial period that, unless canceled, is automatically converted into a full membership term, which is one year in duration. Memberships are automatically renewed at the end of each term unless canceled by the member.

     Effective December 1999, the Company sold its interest in The Shopper's Edge subsidiary to an unrelated third party for a nominal fair value based upon an independent appraisal. The Company entered into a solicitation services agreement with the purchaser whereby the Company will provide solicitation services for the program, and will receive commissions for member acceptances based on a fixed fee per member basis, adjusted for cancellation rates on a prospective basis.

     Marketing and Database Management. The Company maintains a proprietary customer list currently containing approximately 9 million names of customers who have purchased from one of the Company's catalogs within the past 36 months. Approximately 4 million of the names on the list represent customers who have made purchases from at least one of the Company's catalogs within the last 12 months. The list contains name, gender, residence and historical transaction data. This database is selectively enhanced with demographic, socioeconomic, lifestyle and purchase behavior overlays from other sources.

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

     The Company utilizes name lists rented from other mailers and compilers as a primary source of new customers for the Company's catalogs. Many of the catalogs participate in a consortium database of catalog buyers whereby new customers are obtained by the periodic submission of desired customer buying behavior and interests to the consortium and the subsequent rental of non-duplicative names from the consortium. The Company's recently launched Encore catalog, by offering the best selling merchandise from both the Company's and third party catalogs, is tailor-made to appeal to and attract new customers derived from these name lists. Other sources of new customers include traditional print space advertisements and promotional inserts in outbound merchandise packages.

     The Internet as a source of new customers continues to grow in importance. The Company maintains an active presence on the Internet by having a commerce-enabled Web site for each of its catalogs which offers its merchandise, takes catalog requests, and accepts orders for not only Web site merchandise but also from any print catalog already mailed. The Web sites for each brand are promoted within each catalog, in traditional print media advertising, in TV commercials, and on third party Web sites. The Company utilizes marketing opportunities available to it by posting its catalog merchandise and accepting orders on third party Web sites, for which it is charged a commission. Third party Web site advertising arrangements entered into by the Company includes partnerships with Excite, ArtSelect, Yahoo, and AOL.

     Purchasing. The Company's large sales volume permits it to achieve a variety of purchasing efficiencies, including the ability to obtain prices and terms that are more favorable than those available to smaller companies or than would be available to the Company's individual catalogs were they to operate independently. Major goods and services used by the Company are purchased or leased from selected suppliers by its central buying staff. These goods and services include paper, catalog printing and printing related services such as order forms and color separations, communication systems including telephone time and switching devices, packaging materials, expedited delivery services, computers and associated network software and hardware.

     The Company's telephone telemarketing phone service costs (both inbound and outbound calls) are typically contracted for a two to three-year period. In the fourth quarter of 1999, the Company entered into a two-year call center services agreement with MCI Worldcom under which it obtained a reduction in the rate it had been paying pursuant to its then current telecommunications contract. In that connection, the Company agreed to guarantee certain levels of call volume and the Company anticipates it will meet such targets. See
"erizon -- Telemarketing."

     The Company generally enters into annual arrangements for paper and printing with a limited number of suppliers. These arrangements permit periodic price increases or decreases based on prevailing market conditions, changes in supplier costs and continuous productivity improvements. For 1999, paper costs approximated 5.5% of the Company's net revenues. Although the Company experienced a reduction paper prices during 1999, the Company expects that paper prices will increase by approximately 11% during the year 2000. The Company normally experiences increased costs of sales and operating expenses as a result of the general rate of inflation and commodity price fluctuations. Operating margins are generally maintained through internal cost reductions and operating efficiencies, and then through selective price increases where market conditions permit.

     Inventory Management. The Company's inventory management strategy is designed to maintain inventory levels that provide optimum in-stock positions while maximizing inventory turnover rates and minimizing the amount of unsold merchandise at the end of each season. The Company manages inventory levels by monitoring sales and fashion trends, making purchasing adjustments as necessary and by promotional sales. Additionally, the Company sells excess inventory through special sale catalogs, sales/liquidation postings in brand Web sites, e-auctions, its outlet stores and to jobbers.

     The Company acquires products for resale in its catalogs from numerous domestic and foreign vendors. No single source supplied more than 5% of the Company's products in 1999. The Company's vendors are selected based on their ability to reliably meet the Company's production and quality requirements, as well as their financial strength and willingness to meet the Company's needs on an ongoing basis.

     The Company receives approximately 81% of its orders through its toll-free telephone service, which offers customer access seven days per week, 24 hours per day.

     Telemarketing and Distribution. Hanover Brands' telemarketing and distribution needs are provided by erizon pursuant to an intercompany services agreement. The management information systems used by Hanover Brands are discussed below. The Company mails its catalogs through the United States Postal Service ("USPS") utilizing pre-sort, bulk mail and other discounts. Most of the Company's packages are shipped through the USPS. Overall, catalog mailing and package shipping costs approximated 16% of the Company's net revenues in 1999. The USPS has initiated a proposed rate case that would allow for postage rate increases ranging from 15% for Priority Mail to 1.3% for 4th class mail effective January 2001. The Company mitigates the impact of postage rate increases by obtaining rate discounts from the USPS by automatically weighing each parcel and sorting and trucking packages to a number of USPS drop points throughout the country. Some packages are shipped using a consolidator for less frequently used drop points. The Company also utilizes United Parcel Service and other delivery services. In February 2000, United Parcel Service increased its ground and air rates by a further 3.1% and 3.5%, respectively. The Company does not expect the increase to have a material adverse effect on its results of operations.

ERIZON

     General. The Company, through erizon, is an end-to-end technology solutions provider for e-commerce customers. erizon is comprised of the Company's telemarketing, fulfillment and distribution functions as well as its proprietary, fully integrated systems platform internally known as Pegasus. That system is described under "Management Information Systems" below. Other assets include three warehouse fulfillment centers totaling approximately 1.2 million square feet, and four telemarketing/e-care centers with over 750 agent positions. In 1999, erizon introduced real-time, online inventory status, Web hosting and co-location, a supply chain extranet and installation of new Dell workstations at the Company's call centers.

     In addition, erizon is home to Keystone Internet Services, Inc. ("Keystone"), providing back-end e-commerce services to a roster of Internet players. Keystone's services range from fulfillment and e-care to platform logistics products. erizon is also home to Desius, LLC, the Company's recently formed e-commerce software systems and programming Web shop joint venture for e-commerce applications. erizon also services the logistical, IT and fulfillment needs of Hanover Brands through an intercompany services agreement.

     Telemarketing. The Company has created a telephone network to link its four primary telemarketing facilities in Hanover, Pennsylvania, York, Pennsylvania, LaCrosse, Wisconsin and San Diego, California. The Company's telemarketing facilities utilize state-of-the-art telephone switching equipment which enables the Company to route calls between telemarketing centers and thus provide prompt customer service. In the fourth quarter of 1999, the Company entered into a two-year call center services agreement with MCI Worldcom. See "Hanover Brands -- Purchasing."

     The Company trains its telemarketing service representatives to be courteous, efficient and knowledgeable about the Company's products and those of its third party customers. Telemarketing service representatives generally receive 40 hours of training in selling products, services, systems and communication skills through simulated as well as actual phone calls. A substantial portion of the evaluation of telemarketing service representatives' performance is based on how well the representative meets customer service standards. While primarily trained with product knowledge to serve customers of one or more specific catalogs, telemarketing service representatives also receive cross-training that enables them to take overflow calls from other catalogs. The Company utilizes customer surveys as an important measure of customer satisfaction.

     Distribution. The Company presently operates three distribution centers in three principal locations: one in Roanoke, Virginia, one in Hanover, Pennsylvania, and one in LaCrosse, Wisconsin. The Company uses these facilities to handle merchandise distribution for Hanover Brands as well as its third-party e-tail clients. See "Properties."

     Management Information Systems. The Company has successfully converted all catalogs to its integrated mail order and catalog system operating on its mid-range computer systems. Additionally, the remaining fulfillment center migrated to the newly developed warehouse management system. The migration of the Company's business applications to mid-range computers was an important part of the Company's overall systems plan which defined the long-term systems and computing strategy for the Company. The Company modified and installed, on a catalog by catalog basis, these new integrated systems for use in managing all phases of the Company's operations. These systems have been designed to meet the Company's requirements as a high volume publisher of multiple catalogs. The Company is continuing to devote resources to improving its systems.

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

     The Company incurred for Y2K remediation expenditures of $3.8 million to modify its computer information systems enabling proper processing of transactions relating to the Year 2000 and beyond. The Company took courses of corrective action, including replacement of certain systems and contracting with a consultant to develop contingency plans. The Company contacted vendors and others on whom it relied to assure that their systems would be timely converted. Upon the turn of the millennium and subsequent thereto, the Company did not experience any significant systems malfunctions related to the Year 2000 conversion.

     Keystone Internet Services. Launched in 1998, Keystone initially serviced the needs of other direct marketers without back-end fulfillment resources. Keystone currently offers e-commerce solutions and services to a customer base of brand name manufacturers and retailers who lack the end-to-end systems needed to enter e-commerce quickly, easily and affordably.

     Keystone offers its client base of 18 third-party clients as of December 25, 1999 resources needed on the "front-end" ranging from Web site creation and management to Internet marketing to multi-channel marketing promotions to structured financing. "Front-end" logistical services provided by Keystone include telemarketing and e-care. Keystone can take orders off the Web and answer e-mails as well as handle order processing, credit card transaction processing, customer database management and systems programming and interface support. On the "back-end," Keystone offers services including fulfillment, order management, inventory management and facility management. All this can be done using the Company's proprietary Pegasus multi-channel, multi-title platform described above.

     Desius. In 1999, the Company entered into a 60/40 joint venture with RS Software (India), Ltd. to provide Web shop services and e-commerce software, systems and programming. Augmenting the Company's programming services, the Desius teams, based in Calcutta, India and the United States, together can provide 24/7 service. The Calcutta based Desius team also provides additional resources including creative marketing, Web site creation, maintenance and management. Desius also serves as the outsourcing arm for Keystone clients which lack resources in these areas.

     Intercompany Services Agreement. erizon and Hanover Brands, two wholly-owned subsidiaries of the Company, have entered into an exclusive intercompany services agreement. Under the intercompany services agreement, erizon is obligated to provide services to Hanover Brands for (i) fulfillment services, such as order processing, customer service, warehousing, inventory maintenance, shipping and billing; (ii) information technology and Internet services, such as Web site design, development, hosting, systems administration and maintenance; and (iii) general and administrative services. The provision of services is coordinated by designated management teams from erizon and Hanover Brands and performed in accordance with agreed upon service levels.

     The term of the intercompany services agreement is from December 27, 1998 through December 28, 2002, subject to renewal if the parties agree within twelve
(12) months prior to the expiration of a term. Services to support additional catalogs, as well as new services, may be added to the contract. If erizon and Hanover Brands no longer report to the same chief executive officer or similar officer because of a change of control of erizon, erizon will have a thirty (30) day exclusive period in which to form an agreement with Hanover Brands regarding fees, performance standards, and other terms and conditions for additional catalogs or new services. The intercompany services agreement may be terminated upon a material breach by either party, nonpayment by Hanover Brands or erizon's failure to perform, in each case, following an opportunity to cure or the insolvency of either party. Upon termination for any reason, erizon will provide reasonable termination assistance to Hanover Brands.

     For provision of the services under the intercompany services agreement, Hanover Brands periodically will pay erizon fees, and reimburse erizon for certain out-of-pocket expenses and any taxes, duties or tariffs. If the volume of transactions exceeds projections, erizon may earn certain incremental fees, charges and/or other payments.

     Any Web sites created in connection with the agreement will belong to Hanover Brands. Any proprietary rights in information, data or knowledge provided by erizon for Hanover Brands under the intercompany services agreement will be the property of erizon, subject to a non-exclusive, non-transferable license to Hanover Brands. Generally, each party will retain the right to use general knowledge, experience and know-how obtained in connection with the intercompany services agreement. erizon will maintain ownership of all hardware and software used in performance of the services.

     Under the agreement, each party is obligated to indemnify the other (and its related entities) from third party claims arising out of infringement of intellectual property rights; arising out of that party's property, as well as personal and property damage to employees, agents, subcontractors and business associates caused by the party or its related entities; and arising out of certain additional indemnities regarding certain obligations under the agreement. With certain exceptions, both parties have limited their liability to the other to direct damages with an aggregate limit. In the event that erizon and Hanover Brands no longer share a chief executive officer or similar officer, certain modifications will apply to the dispute resolution and other provisions of the agreement.

INCUBATOR INVESTMENTS

     In 1999, the Company began to focus on growth via the expansion of its business portfolio through new Internet-related initiatives. To date, the Company has focused on taking equity stakes in promising on-line businesses and taking an active role in their development and technology.

     In 1999, the Company acquired a majority equity interest in Always In Style, LLC, an interactive service that provides consumers with personalized style and taste advice and tailored e-commerce merchandise offers. Retailers participating in the Always In Style retail network are provided with a ready-made solution and a virtually instantaneous way of adding this functionality to their Web sites. Always In Style was formally launched in November 1999.

     In March 2000, the Company acquired a minority equity interest in I-Behavior, Inc., an on-line data-mining cooperative in which the Company will serve as an anchor tenant and be joined by other e-tailers, retailers, catalogers and portals who will contribute quantitative and qualitative consumer data to the co-op, thereby becoming eligible to make withdrawals of data for their own marketing programs.

CREDIT MANAGEMENT

     Several of the Company's catalogs, including Domestications, International Male and Gump's by Mail, offer their own private label credit cards. Prior to July 1999, the Company had a five year $75 million credit facility with General Electric Credit Corporation ("GECC") expiring in the year 2000 which provided for the sale and servicing of accounts receivable originating from the Company's revolving credit cards. GECC's servicing responsibilities included credit processing, collections, billing/payment processing, reporting and credit card issuance. In March 1999, the Company entered into a new three-year account purchase and credit card marketing and services agreement with Capital One Services, Inc. and Capital One Bank under which Capital One would provide services generally of a type provided previously by GECC with respect to the Company's private label credit card program. Capital One would do this by purchasing from the Company the existing portfolio of credit card accounts on terms which would create neither a gain or loss to the Company on the closing date. During July 1999, the Company entered into a termination agreement with GECC in regard to its credit facility and closed the Capital One transaction.

FINANCING

     Congress Credit Facility. The Congress Financial Corporation ("Congress") credit facility (the "Congress Credit Facility") was comprised of a revolving line of credit of up to $65 million (the "Congress Credit Facility") and term loans aggregating $12.5 million (the "Congress Term Note") at December 25, 1999. The Congress Credit Facility was secured by all assets of the Company and placed limitations on the incurrence of additional indebtedness. The amount that could have been borrowed under the Congress Credit Facility was based on percentages of eligible inventory and accounts receivable as reported to Congress from time to time. An inventory appraisal was completed in March 1997 and the advance rate remained the same through the balance of 1997. In November 1997, a new inventory appraisal was completed and advance rates were increased along with other modifications that increased the Company's availability under the Congress Credit Facility. At that time, negotiations for the refinancing of the Congress Revolving Credit Facility commenced. Under the terms of the re-negotiated Congress Credit Facility, effective March 1998, the facility was extended to January 31, 2001.

     The Congress revolving credit facility bore interest during 1999 at prime plus .5% or Eurodollar plus 2.5% and the Congress Term Note bore interest at prime plus .75% or Eurodollar plus 2.75%. Under the Congress Credit Facility, the Company was required to maintain minimum net worth and working capital throughout the term of the agreement. The Company was in compliance with such covenants at December 25, 1999. At December 25, 1999, the Company had $5.2 million of outstanding borrowings under the Congress revolving credit facility and $12.5 million outstanding under the Congress Term Note under the Congress Credit Facility. As of December 26, 1998, the Company had no revolving indebtedness and $14 million outstanding under the Congress Term Note under the Congress Credit Facility. At December 25, 1999, availability under the Congress revolving credit facility was approximately $32.8 million, including cash on hand. The Congress Credit Facility financial covenant requirements as of December 25, 1999 were as follows:

  WORKING CAPITAL (AS DEFINED)                                      AMOUNT
  ----------------------------                                  ---------------
  December 1997 and forward...................................  $(10.0) million
                                                                ---------------

  NET WORTH                                                           AMOUNT
  ---------                                                     -------------------
  June 1997 and thereafter....................................  $      21.5 million
                                                                -------------------

     On March 24, 2000, the Congress Credit Facility was further amended to provide for a maximum credit of up to $82,500,000, comprised of a revolving line of credit facility (the "Revolving Line of Credit"), a letter of credit facility with a sublimit of $40,000,000, and term loans with an initial principal balance of $25,035,000. The maximum credit available under the Revolving Line of Credit is $82,500,000, less the amount of outstanding letters of credit, and less the outstanding principal balance of the term loans. The Company paid a $1,400,000 closing fee to Congress to secure the amendment of the Congress Credit Facility. The $25.0 million initial principal term loan balance includes a $17.5 million Tranche A Term Loan having an eighty-four month term, and a $7.5 million Tranche B Term Loan having a thirty-six month term.

     The Congress Credit Facility, as amended, is secured by all assets of the Company and places limitations on the incurrence of additional indebtedness. The amount that can be borrowed under the amended Congress Credit Facility is based on percentages of eligible inventory, eligible accounts receivable, eligible credit card receivables and eligible fulfillment contract receivables as reported to Congress from time to time. Effective March 24, 2000, the Congress Credit Facility was extended to January 31, 2004.

     Effective as of March 24, 2000, Revolving Loans will bear interest at prime plus .5% or Eurodollar plus 2.5%, the Tranche A Term Loans will bear interest at prime plus .75% or Eurodollar plus 3.5%, and the Tranche B Term Loan will bear interest at prime plus 4.25%, but in no event less than 13.0%. Under the amended Congress Credit Facility, the Company will be required to maintain minimum net worth and working capital throughout the term of the agreement.

     Term Financing Arrangement/Letters of Credit. During 1994 and 1995, the Company entered into a term loan agreement with a syndicate of financial institutions, which provided for borrowings of $20 million (the "Term Financing Facility"). The Term Financing Facility bore interest based on A-1 commercial paper rates existing at the time of each borrowing. As of December 25, 1999, the Company had $16 million of outstanding borrowings under the Term Financing Facility bearing applicable rates of interest ranging from 5.3% to 6.0%. The Company was required to make annual principal payments of approximately $1.6 million for each of the next ten years.

     As of December 25, 1999, three letters of credit issued by UBS AG, Stamford Branch ("UBS"), and guaranteed by Richemont Finance S.A. ("Richemont"), supported the Term Financing Facility and the Company's Industrial Revenue Bonds. These letters of credit originated in December 1996, when the Company finalized its agreement (the "Reimbursement Agreement") with Richemont that provided the Company with up to approximately $28 million of letters of credit through Swiss Bank Corporation, New York Branch ("Swiss Bank"). The three letters of credit were initially to expire on February 18, 1998. In the event that the Company had not paid in full, by the expiration date of the letters of credit, any outstanding balances under the letters of credit, Richemont had the option, exercisable at any time prior to payment in full of all amounts outstanding under the letters of credit, to convert such amount into Common Stock of the Company at the mean of the bid and ask prices of the Company's Common Stock on November 8, 1996, or the mean of the bid and ask prices of the Company's Common Stock on each of the thirty days immediately prior to the date of exercise of the conversion privilege. The Reimbursement Agreement was subordinate to the Congress Credit Facility.

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

     In the first quarter of 1999, Richemont extended its guarantee under the Reimbursement Agreement to March 31, 2000. As consideration for this transaction, the Company paid to Richemont a fee of 9.5% of the principal amount of each letter of credit including a facility fee of $500,000. The extension required the approval of Congress and UBS (the successor to Swiss Bank Corporation, Stamford Branch), which approvals were obtained in March 1999, and was subject to certain other conditions. During March 1999, the extension of the Richemont guarantee and the closing of this transaction were consummated. Accordingly, the expiration dates of the three letters of credit were extended through March 31, 2000.

     The Company has not extended or renewed the UBS letters of credit supporting the Term Financing Facility and the Industrial Revenue Bonds, and, accordingly, the $16 million of outstanding borrowings under the Term Financing Facility and the $8 million of outstanding borrowings under the Industrial Revenue Bonds were required to be redeemed. On March 24, 2000, the Trustees under the Term Financing Facility and the Industrial Revenue Bonds made drawings under the UBS letters of credit, and used the proceeds of the drawings to redeem the Term Financing Facility and the Industrial Revenue Bonds. The Company borrowed approximately $24 million under the Congress Credit Facility on March 24, 2000 to reimburse UBS for the drawings on these letters of credit. As a result, both the Term Financing Facility and the Industrial Revenue Bonds have been paid in full, and the Company has also paid all amounts payable to UBS and Richemont relating to the letters of credit.

     Richemont Facility. On March 1, 2000, the Company negotiated a new $25,000,000 unsecured line of credit (the "Richemont $25,000,000 Line of Credit") with Richemont. Borrowings under the Richemont $25,000,000 Line of Credit bear interest at a rate of 0.583% per month (an annualized rate of 7.0%) on the average monthly balance outstanding. In addition, the Company will pay Richemont a monthly fee of $62,500 each month from March 1, 2000 to the Maturity Date. The Richemont $25,000,000 Line of Credit will mature on the earlier of December 30, 2000 and the date on which Richemont makes an equity infusion in the Company or any of the Company's subsidiaries (such earlier date, the "Maturity Date."). As of March 24, 2000, there were $5 million of borrowings outstanding under the Richemont $25,000,000 Line of Credit.

     In addition, on March 24, 2000 the Company entered into a new $10,000,000 unsecured line of credit (the "Richemont $10,000,000 Line of Credit") with Richemont. Borrowings under the Richemont $10,000,000 Line of Credit bear interest at a rate of 0.125% per month (an annualized rate of 1.5%) on the average monthly balance outstanding. In addition, the Company will pay Richemont a monthly facility fee of $79,200 each month during the term of the Richemont $10,000,000 Line of Credit. The maximum amount available to be drawn under the Richemont $10,000,000 Line of Credit (the "Maximum Amount") was initially $10,000,000 and will be reduced on a dollar-for-dollar basis for each dollar of equity contributed to the Company or any of its subsidiaries after March 24, 2000 by Richemont or any subsidiary or affiliate of Richemont. If the excess availability under the Congress Credit Facility is less than $3,000,000, the Company will be required to borrow under the Richemont $10,000,000 Line of Credit, and pay to Congress an amount such that the excess availability under the Congress Credit Facility after such payment will be at least $3,000,000. The Company may also borrow up to $5.0 million under the Richemont $10,000,000 Line of Credit to pay trade creditors in the ordinary course of business. The Richemont $10,000,000 Line of Credit will remain in place until the Congress Credit Facility is terminated or the Maximum Credit is reduced to zero. As of March 24, 2000, there were no borrowings outstanding under the Richemont $10,000,000 Line of Credit.

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

     Richemont Finance entered into a standby purchase agreement (the "Richemont Standby Purchase Agreement") to purchase all shares not subscribed to by shareholders of record at the subscription price. Richemont Finance purchased 40,687,970 shares in the 1997 Rights Offering and, as a result, then owned approximately 20.3% of the Company. The Company paid in cash, from the proceeds of the 1997 Rights Offering, to Richemont Finance on the closing date approximately $1.8 million which represented an amount equal to 1% of the aggregate offering price of the aggregate number of shares issuable upon closing of the 1997 Rights Offering other than with respect to the shares of Common Stock held by North American Resources Limited ("NAR") or its affiliates plus an amount equal to one-half of one percent of the aggregate number of shares acquired by NAR upon exercise of their rights (Standby Fee) plus an amount equal to 4% of the aggregate offering price in respect to all unsubscribed shares (Take-Up Fee). In connection with the entering of the Richemont Standby Purchase Agreement, the Company named two Richemont representatives, Messrs. Jan P. du Plessis and Howard M.S. Tanner, to its Board of Directors.

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

     In order to facilitate vendor shipments and to permit the commencement of the Company's plan to consolidate certain of its warehouse facilities, Richemont advanced $30 million as of April 23 1997 against its commitment to purchase all of the unsubscribed shares pursuant to the Richemont Standby Purchase Agreement. The Company then executed a subordinated promissory note in the amount of $30 million to evidence this indebtedness (the "Richemont Promissory Note") which was repaid out of the proceeds of the 1997 Rights Offering.

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

     On July 31, 1998, Richemont acquired 5,646,490 additional shares of Common Stock of the Company pursuant to the exercise of certain common stock purchase warrants with exercise prices from $1.95 to $2.95 per share and an aggregate total exercise price of $13.6 million. The Company used the proceeds of the warrant exercise to reduce the amounts outstanding under the Congress Credit Facility.

EMPLOYEES

     As of December 25, 1999 the Company employed approximately 3,000 people on a full-time basis and approximately 1,300 people on a part-time basis. The number of part-time employees at December 25, 1999 reflects a temporary increase in headcount necessary to fill the seasonal increase in orders during the holiday season.

SEASONALITY

     The revenues and business for both Hanover Brands and erizon are seasonal. Hanover Brands processes and ships more catalog orders during the holiday season than in any other portion of the year. Many of erizon's e-tail clients experience similar seasonal trends resulting in increased order processing during the holiday season. Accordingly, the Company, taken as a whole, recognizes a disproportionate share of annual revenue during the last three months of the year.

COMPETITION

     The Company believes that the principal bases upon which it competes in the Hanover Brands business are quality, value, service, proprietary product offerings, catalog design, convenience, speed and efficiency. The Company's catalogs compete with other mail order catalogs, both specialty and general, and retail stores, including department stores, specialty stores and discount stores. Competitors also exist in each of the Company's catalog specialty areas of women's apparel, home fashions, general merchandise, men's apparel and gifts. A number of the Company's competitors have substantially greater financial, distribution and marketing resources than the Company.

     The Company is maintaining an active commerce-enabled Internet Web site presence for all of its catalogs. A substantial number of each of the Company's catalog competitors maintain an active commerce-enabled Internet Web site presence as well. A number of such competitors have substantially greater financial, distribution and marketing resources than the Company. Sales from the Internet for Web site merchandisers have grown in 1999. The Company believes strongly in the future of the Internet and online commerce, including the breakneck speed at which marketing opportunities are evolving in this medium, and has adjusted its marketing focus, resources, and manpower to that end.

     The Company believes that the principal bases upon which it competes in the erizon business are value, service, flexibility, scalability, convenience and efficiency. The Company's third party fulfillment business competes with Fingerhut Companies, Inc., PSF Web, Inc., ASD Systems, Inc. and SubmitOrder.com, amongst others. A number of the Company's competitors have substantially greater financial, distribution and marketing resources than the Company.

TRADEMARKS

     Each of the Company's catalogs has its own federally registered trademarks which are owned by Hanover Brands. Hanover Brands also owns numerous trademarks, copyrights and service marks on its subsidiary's logos, products and catalog offerings. erizon has federally registered trademarks which are used by its subsidiaries. The Company has also protected various trademarks internationally. The Company vigorously protects such marks and believes there is substantial goodwill associated with them.

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

ITEM 2.  PROPERTIES

  Hanover Brands:

     The Company's business-to-consumer subsidiary owns and operates a 150,000 square foot home fashion manufacturing facility located in LaCrosse, Wisconsin. The facility produces down-filled comforters for sale under "The Company Store" and "Turiya" brand names. In addition, the Company leases the following properties:

     - A 84,700 square foot corporate headquarters and administrative office located in Weehawken, New Jersey under a 15 year lease expiring in April 2005, and

     - 14 retail and outlet stores located in California, Ohio, Pennsylvania and Wisconsin.

erizon:

     The Company's business-to-business subsidiary owns and operates the following properties:

     - A 770,000 square foot warehouse and fulfillment center in Roanoke, Virginia, which was expanded during fiscal 1999 by 137,000 square feet to accommodate the increase in clients for the Company's end to end e-commerce services,

     - A 277,500 square foot warehouse and fulfillment center located in Hanover, Pennsylvania, and

     - A 58,000 square foot telemarketing facility in Lacrosse, Wisconsin.

     In addition, the Company leases the following properties:

     - A 185,000 square foot warehouse and fulfillment center located in Lacrosse, Wisconsin under a 13 year lease expiring in December 2001, and

     - A 123,000 square foot telemarketing and customer service facility located in Hanover, Pennsylvania, under a recently renewed 3-year lease term expiring in January 2003.

     Additionally, the Company utilizes temporary storage facilities ranging in size between 40,000 and 90,000 square feet to house merchandise during the holiday selling period and leases two additional satellite telemarketing facilities in York, Pennsylvania and San Diego, California.

ITEM 3.  LEGAL PROCEEDINGS

     A class action lawsuit was commenced on March 3, 2000 entitled Edwin L. Martin v. Hanover Direct, Inc. and John Does 1 through 10, bearing case no. CJ2000-177 in the State Court of Oklahoma (District Court in and for Sequoyah County). Plaintiff commenced the action on behalf of himself and a class of persons who have at any time purchased a product from the Company and paid for an "insurance charge." The complaint sets forth claims for breach of contract, unjust enrichment, recovery of money paid absent consideration, fraud and a claim under the New Jersey Consumer Fraud Act. The complaint alleges that the Company charges its customers for delivery insurance even though, among other things, the Company's common carriers already provide insurance and the insurance charge provides no benefit to the Company's customers. Plaintiff also seeks a declaratory judgment as to the validity of the delivery insurance. The damages sought are (i) an order directing the Company to return to plaintiff and class members the "unlawful revenue" derived from the insurance charges, (ii) declaring the rights of the parties, (iii) permanently enjoining the Company from imposing the insurance charge, (iv) awarding threefold damages of less than $75,000 per plaintiff and per class member, and (v) attorneys' fees and costs. The Company has not yet been required to file an answer to the complaint.

     At the end of January 2000, the Company received a letter from the Federal Trade Commission ("FTC") conducting an inquiry into the marketing of The Shopper's Edge club to determine whether, in connection with such marketing, any entities have engaged in (1) unfair or deceptive acts or practices in violation of Section 5 of the FTC Act and/or (2) deceptive or abusive telemarketing acts or practices in violation of the FTC's Telemarketing Sales Rule. The inquiry was undertaken pursuant to the provisions of

Sections 6, 9, and 10 of the FTC Act. Following such an investigation, the FTC may initiate an enforcement action if it finds "reason to believe" that the law is being violated. When there is "reason to believe" that a law violation has occurred, the FTC may issue a complaint setting forth its charges. If the respondent elects to settle the charges, it may sign a consent agreement (without admitting liability) by which it consents to entry of a final order and waives all right to judicial review. If the FTC accepts such a proposed consent, it places the order on the record for sixty days of public comment before determining whether to make the order final. The Company believes that it complied with all enumerated aspects of the investigation. It has not received notice of an enforcement action or a complaint against it.

     In addition, the Company is involved in various routine lawsuits of a nature which are deemed customary and incidental to its businesses. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock trades on the American Stock Exchange under the symbol "HNV". The following table sets forth, for the periods shown, the high and low sale prices of the Company's Common Stock as reported on the American Stock Exchange Composite Tape. As of March 17, 2000, there were 213,308,946 shares outstanding and approximately 3,850 holders of record of Common Stock.

                                                               HIGH      LOW
                                                              ------    ------
FISCAL 1999
  First Quarter (Dec. 27, 1998 to March 27, 1999)...........  $3.813    $2.125
  Second Quarter (March 28, 1999 to June 26, 1999)..........   3.188     2.250
  Third Quarter (June 27, 1999 to Sept. 25, 1999)...........   3.000     1.563
  Fourth Quarter (Sept. 26, 1999 to Dec. 25, 1999)..........   3.875     1.875
FISCAL 1998
  First Quarter (Dec. 28, 1997 to March 28, 1998)...........  $3.500    $2.375
  Second Quarter (March 29, 1998 to June 27, 1998)..........   3.625     2.688
  Third Quarter (June 28, 1998 to Sept. 26, 1998)...........   3.438     2.563
  Fourth Quarter (Sept. 27, 1998 to Dec. 26, 1998)..........   3.438     1.938

     The Company is restricted from paying dividends on its Common Stock or from acquiring its capital stock by certain debt covenants contained in agreements to which the Company is a party.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected financial data for each of the fiscal years indicated:

                                                          1999        1998        1997        1996         1995
                                                        --------    --------    --------    ---------    --------
                                                            (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Net Revenues........................................  $549,852    $546,114    $557,638    $ 700,314    $749,767
  Special charges (credit)............................       144        (485)     (2,209)      36,724       1,563
  (Loss) from operations..............................   (13,756)    (16,807)     (1,849)     (94,497)    (22,619)
  (Gain) on sale of The Shopper's Edge................    (4,343)         --          --           --          --
  (Gain) on sale of Austad's..........................      (967)         --          --           --          --
  (Loss) before interest and taxes....................    (8,446)    (16,807)     (1,849)     (94,497)    (22,619)
  Interest expense, net...............................     7,338       7,778       8,028        8,398       4,531
  Net (loss) before extraordinary items...............   (16,314)    (25,585)    (10,876)    (103,895)    (28,153)
  Extraordinary items.................................        --          --          --       (1,134)     (1,837)
                                                        --------    --------    --------    ---------    --------
  Net (loss)..........................................   (16,314)    (25,585)    (10,876)    (105,029)    (29,990)
  Preferred stock dividends...........................       634         578         190          225         240
                                                        --------    --------    --------    ---------    --------
  Net (loss) applicable to common stockholders........  $(16,948)   $(26,163)   $(11,066)   $(105,254)   $(30,230)
                                                        --------    --------    --------    ---------    --------
PER SHARE:
  Net (loss) before Extraordinary items...............  $   (.08)   $   (.13)   $   (.06)   $    (.93)   $   (.30)
  Extraordinary items.................................  $     --    $     --    $     --    $    (.01)   $   (.02)
                                                        --------    --------    --------    ---------    --------
  Net (loss)- basic and diluted.......................  $   (.08)   $   (.13)   $   (.06)   $    (.94)   $   (.32)
                                                        --------    --------    --------    ---------    --------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  (THOUSANDS):
  Basic...............................................   210,719     206,508     176,621      111,441      93,030
                                                        --------    --------    --------    ---------    --------
  Diluted.............................................   210,719     206,508     176,621      111,441      93,030
                                                        --------    --------    --------    ---------    --------
BALANCE SHEET DATA (END OF PERIOD):
  Working capital (deficit) (1).......................  $ 17,990    $ 43,929    $ 47,570    $  (1,507)   $ 28,774
  Total assets........................................   191,419     218,870     230,299      220,827     279,009
  Total debt (1)......................................    42,835      58,859      59,958       65,189      62,802
  Shareholders' equity................................    53,865      66,470      75,551       31,740      87,210
                                                        --------    --------    --------    ---------    --------

---------------
(1) The amounts for 1998 and 1997 include both a receivable and an obligation under receivables financing of $18,998 and $21,918, respectively, pursuant to SFAS No. 125.

     There were no cash dividends declared on the Common Stock in any of the periods presented.

                See notes to consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth, for the fiscal years indicated, the percentage relationship to revenues of certain items in the Company's Consolidated Statements of Income (Loss):

                                                                    FISCAL YEAR
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Net Revenues................................................  100.0%   100.0%   100.0%
Cost of sales and operating expenses........................   63.7     62.9     64.2
Write-down of inventory of discontinued catalogs
  (recovery)................................................   (0.3)     0.7       --
Special charges (credit)....................................     --     (0.1)    (0.4)
Selling expenses............................................   24.8     27.3     25.3
General and administrative expenses.........................   12.5     10.6      9.7
Depreciation and amortization...............................    1.7      1.7      1.5
(Gain) on sale of The Shopper's Edge........................   (0.7)      --       --
(Gain) on sale of Austad's..................................   (0.2)      --       --
(Loss) before interest and taxes............................   (1.5)    (3.1)    (0.3)
Interest expense, net.......................................    1.3      1.4      1.4
Net (loss)..................................................   (3.0)%   (4.8)%   (2.0)%

RESULTS OF OPERATIONS

  1999 Compared with 1998

     Net (Loss). The Company reported a net loss of $16.3 million or ($.08) per common share for fiscal year 1999 compared with a net loss of $25.6 million or ($.13) per common share for fiscal year 1998. Per share amounts are expressed after deducting preferred dividends of $0.6 million in both 1999 and 1998, respectively. The weighted average number of shares outstanding was 210,718,546 for fiscal year 1999 compared to 206,508,110 for fiscal year 1998. The increase in weighted average shares outstanding is due to the exercise of common stock purchase warrants by Richemont Finance S.A. in July 1998 and the exercise of stock options in 1998 and 1999.

     Compared to the comparable period last year, the $9.3 million decrease in net loss was primarily due to:

           (i) higher demand for the Company's core catalog offerings;

           (ii) the 1999 gain on sale of The Shopper's Edge of $4.3 million;

          (iii) 1998 losses from non-core catalogs, which were discontinued or repositioned during 1999;

          (iv) 1998 charges of approximately $5.9 million relating to the discontinuance or repositioning of the Company's non-core catalogs; $3.7 million related to write-down of inventory ($1.9 million of which was reversed in 1999) and $2.2 million related to write-off of prepaid catalog costs; and

           (v) gain on sale of the non-core Austad's catalog of $1.0 million partially offset by,

           (i) 1999 losses resulting from the Company's e-commerce related strategic initiatives; and

           (ii) higher personnel related expenses.

     Revenues. Revenues increased $3.8 million (0.7%) to $549.9 million for fiscal year 1999 from $546.1 million for fiscal year 1998. This increase was primarily due to higher demand for the Company's core catalog offerings and revenues from the expansion of the Company's third party business-to-business ("B-to-B") e-commerce services operation partly offset by lower demand from the Company's non-core catalogs. Revenues from core catalogs increased by $18.6 million (3.8%) while revenues from non-core catalogs decreased by $29.7 million (60.9%). The Company circulated 235 million catalogs during fiscal year 1999 versus 242 million catalogs during fiscal year 1998 reflecting the discontinuance or repositioning of the Company's non-core catalogs. Circulation of the Company's core catalogs increased approximately 6.0% during fiscal year 1999. The number of customers having made a purchase from the Company's catalogs during fiscal year 1999 remained at approximately 4 million, consistent with fiscal year 1998.

     Fiscal year 1999 revenues of $14.9 million resulted from the expansion of the Company's B-to-B e-commerce services operation, which provided Internet order processing, customer care, and shipping and distribution services to third party clients primarily during the 4th quarter. Third party B-to-B e-commerce service revenues for fiscal 1998 was approximately $2.1 million.

     Cost of Sales and Operating Expenses. Cost of sales and operating expenses increased by $6.9 million (2.0%) from fiscal year 1998. This increase includes higher order processing, distribution and systems development costs related to the expansion of the Company's B-to-B e-commerce services operation. Furthermore, additional personnel related costs, which include temporary increases in headcount, were incurred in order to fill the seasonal increase in Internet orders during the holiday period. These cost increases along with demand related increases in cost of merchandise sold from the Company's core catalogs were partly offset by cost decreases resulting from the discontinuance or repositioning of the Company's under-performing non-core catalogs.

     Selling Expenses. Selling expenses decreased by $12.2 million (8.2%) from fiscal year 1998. This reflects a $13.6 million decrease in expenses (including a $2.2 million charge in 1998 for the write-down of certain non-core catalog prepaid assets) resulting from the discontinuance or repositioning of the Company's non-core catalogs. Selling expenses related to the Company's core catalogs increased by $1.4 million (1.0%) due to an increase in circulation during 1999 partly offset by lower name list rental and catalog production costs.

     General and Administrative Expenses. General and administrative expenses increased by $11.0 million (19.1%) from fiscal year 1998. This increase is primarily due to higher professional fees and Internet advertising costs related to the Company's e-commerce strategic initiatives, and higher personnel related expenses.

     Depreciation and Amortization. Depreciation and amortization decreased by $0.1 million (1.0%) from fiscal year 1998.

     (Loss) before Interest and Taxes. The Company's loss before interest and taxes decreased by $8.4 million to $8.4 million in fiscal 1999 from a loss of $16.8 million in fiscal 1998. Beginning in 1999, the Company's results are comprised of the following segments:

     - Direct Commerce: Income before interest and taxes increased by $23.1 million primarily due to higher demand for the Company's core catalog offerings, the gain on sale of The Shopper's Edge ($4.3 million), 1998 losses from the Company's non-core catalogs, 1998 charges related to the discontinuance of non-core catalogs ($5.9 million, of which $1.9 million was reversed during 1999), and the gain on sale of Austads ($1.0 million). This was partially offset by the cost of the Company's catalog related e-commerce strategic initiatives (primarily Internet advertising costs) and higher personnel related expenses.

     - Business-to-Business ("B-to-B") Services: Loss before interest and taxes increased by $15.2 million primarily due to 1999 losses related to the expansion of the Company's third party B-to-B e-commerce services operation, higher professional fees resulting from the separation of the Company's direct commerce/ B-to-B services operations, and higher personnel related expenses. These results reflect overhead costs incurred by the Company throughout fiscal 1999 to systematize the infrastructure in order to service the expected increase in third party Internet customers, which were brought online primarily during the second half of the year.

     Interest Expense, Net. Interest expense, net decreased by $0.4 million to $7.3 million in 1999 due to lower average borrowings outstanding during 1999.

     Income Taxes. The Company did not record a Federal income tax provision in 1999 or 1998 due to net operating losses incurred during both years. The Company's state tax provision was $0.5 million and $1.0 million for fiscal 1999 and 1998, respectively.

     Shareholders' Equity. The number of shares of Common Stock outstanding increased by 439,574 during 1999 primarily due to shares issued in connection with the Company's stock option plans. At December 25, 1999, there were 210,866,959 shares of Common Stock outstanding compared to 210,427,385 shares of Common Stock outstanding at December 26, 1998.

     In February 2000, the Company's Series B Convertible Preferred Stock ("Series B Stock") was redeemed via the issuance of 2,193,317 shares of the Company's common stock. Weighted average common shares outstanding as of December 25, 1999 would have been 212,911,863 versus a reported 210,718,546, assuming conversion of the Series B Stock at the beginning of 1999. Reported quarterly and total year 1999 net (loss) per common share amounts would not have been affected by the pro-forma increase in weighted average common shares outstanding.

     The Shopper's Edge. In March 1999, the Company, through a newly formed subsidiary, started up and promoted a discount buyers club to consumers known as "The Shopper's Edge". In exchange for an up-front membership fee, The Shopper's Edge program enables members to purchase a wide assortment of merchandise at discounts which are not available through traditional retail channels. Initially, prospective members participate in a 45-day trial period that, unless canceled, is automatically converted into a full membership term which is one year in duration. Memberships are automatically renewed at the end of each term unless canceled by the member.

     During 1999, primarily as a result of timing of revenue and expense recognition, The Shopper's Edge subsidiary incurred losses of $4.3 million reflecting both cash payments and outstanding liabilities to the Company of $3.3 million and $1.0 million, respectively. The Company's operating results reflect $0.1 million of net losses after the elimination of these intercompany transactions. The Company recorded membership fee revenue as well as an allowance for estimated cancellations on a straight-line basis over the one-year membership term, which commenced immediately following the expiration of the initial 45-day trial period. Costs tied to acceptances such as commissions paid to service providers as well as membership servicing and transaction processing expenses were deferred and expensed as membership fee revenue was recognized. All other costs, including membership kits and postage, were expensed as incurred. Under the terms of the program, the Company was entitled to periodic withdrawals of funds provided by up-front membership fees. These withdrawals, however, were subject to contractual limitations as The Shopper's Edge subsidiary was required to maintain adequate cash balances to fund estimated membership reimbursements resulting from cancellations. Accordingly, funds retained within The Shopper's Edge subsidiary were reported as "restricted cash" in the Company's balance sheet during 1999. If membership reimbursements due to cancellations exceeded the amount of funds retained by The Shopper's Edge subsidiary, the Company was liable to cover the shortfall.

     Effective December 1999, the Company sold its interest in The Shopper's Edge subsidiary to an unrelated third party for a nominal fair value based upon an independent appraisal. At the time of the sale, the liabilities of the subsidiary exceeded the assets by

$4.3 million resulting in a gain on sale to the Company of $4.3 million. The gain represented the portion of deferred income of The Shopper's Edge that the Company received in the form of withdrawals discussed above which, in accordance with the Company's revenue recognition policy for memberships, would not have been earned until the completion of the membership term. The deferred income was recognized immediately upon the sale and has been reflected as a gain on sale in the accompanying consolidated statement of income (loss) for the year ended December 25, 1999. There are no conditions or obligations to the Company to refund any portion of the cash withdrawals received prior to the sale. The Company entered into a solicitation services agreement with the purchaser whereby the Company will provide solicitation services for the program, and will receive commissions for member acceptances based on a fixed fee per member basis, adjusted for cancellation rates on a prospective basis. Membership revenue earned during the fiscal year ended December 25, 1999 was $3.9 million, which is included in revenues in the accompanying consolidated statement of income (loss). Had the new solicitation services agreement been in place for fiscal 1999, net revenues on a pro-forma basis would have increased by $1.4 million reflecting the inclusion of $5.3 million of fee revenue for solicitation services provided versus $3.9 million of recorded membership fee revenue under the old agreement. Furthermore, on a pro-forma basis, the Company's loss from operations would have decreased by $5.4 million to $(8.4) million.

  1998 Compared with 1997

     Net (Loss). The Company reported a net loss of $25.6 million, or $(.13) per common share, compared with a net loss of $10.9 million, or ($.06) per common share, for 1997. Per share amounts are expressed after deducting preferred dividends of $0.6 million and $0.2 million in 1998 and 1997, respectively. The weighted average number of shares outstanding was 206,508,110 for the year ended December 26, 1998 compared to 176,621,080 in 1997. The increase in weighted average shares outstanding is primarily due to a rights offering completed in June 1997.

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

           (v) the 1997 special credit which exceeded the amount recorded in 1998 by $1.7 million

          (vi) 1997 income from the partial recovery of previously written-off investment securities amounting to $1.3 million partially offset by,

           (i) improved gross margins from reductions in the cost of merchandise resulting from the benefits of improved purchase strategies and efficiencies in inventory management for the core catalog brands, as well as the positive impact of upsell promotions

           (ii) reduced distribution costs resulting from the completion of the consolidation of distribution activities into the Company's Roanoke, Virginia facility.

     Revenues. Revenues decreased in 1998 to $546.1 million from $557.6 million in 1997, primarily as a result of the under performing (non core) catalog brands (Tweeds, Austad's and Colonial Garden Kitchens), partially offset by revenue growth in other brands and the impact of upsell promotions. The Company's revenues for 1998 for the core catalog brands increased 3% over 1997.

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

     Selling Expenses. Selling expenses increased $7.4 million in 1998 as a result of the increased utilization of name list rentals, additional catalog production costs and new marketing initiatives, partially offset by the benefit of reduced, more targeted circulation strategies. These expenses also include $2.2 million of charges related to the aforementioned discontinuance of certain under performing company catalog brands.

     General and Administrative Expenses. General and administrative expenses increased $4.0 million in 1998 primarily due to an increase in spending to support growth initiatives, including electronic commerce, as well as the impact of an offset to general and administrative expenses ($1.3 million of income) recorded in 1997 as a result of asset distributions made to the Company relating to previously written-off investment securities.

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

     Depreciation and Amortization. Depreciation and amortization increased $1.3 million in 1998 resulting from fixed asset additions associated with the improvements in the distribution center in Roanoke, Virginia.

     (Loss) from Operations. The Company's loss from operations increased $15.0 million to $16.8 million in 1998 from a loss of $1.8 million in 1997. As discussed above, the 1998 operating results include $5.9 million in charges related to discontinuing certain non core catalog brands as the Company focuses on building brands with a strong core customer base. The operating results also include infrastructure costs related to the Company's e-commerce initiatives. The operating results for 1998 and 1997 include a $0.5 and $2.2 million credit, respectively, relating to the reversal of a portion of the restructuring charges that were recorded in 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operations: During 1999, net cash used by operating activities was $6.7 million. This was primarily due to higher accounts receivable attributable to the 1999 addition of several third party clients for the Company's B-to-B e-commerce services operation and an increase in prepaid catalog costs. These cash outflows were partly offset by increases in cash resulting from lower inventory carrying levels.

     Net cash used in investing activities: During 1999, net cash used by investing activities of $3.3 million was primarily due to capital expenditures of $4.9 million. These capital expenditures primarily related to computer hardware and software to increase the functionality and capacity of the Company's integrated e-commerce systems platform. The net cash used for capital expenditures was partially offset by the proceeds from the sale of the Company's non-core Austad's catalog of $1.6 million.

     Net cash provided by financing activities: During 1999, net cash provided by financing activities of $0.6 million was primarily due to increased borrowings under the Congress Revolving Credit Facility of $5.2 million, partly offset by payments of long-term debt obligations as well as for debt issuance costs.

     Debt and Liquidity: At December 25, 1999, the Company had $2.8 million in cash and cash equivalents compared with $12.2 million at December 26, 1998. Working capital and current ratio were $18.0 million and 1.2 to 1 at December 25, 1999 versus $43.9 million and 1.47 to 1 at December 26, 1998.

     As of December 25, 1999, the Company had outstanding borrowings of $17.7 million and $16.0 million under the Congress Revolving Credit Facility and the Congress Term Loan, respectively. Borrowings under the Congress Revolving Credit Facility, which allows for total borrowings based on percentages of eligible inventory and eligible accounts receivable, is comprised of $5.2 million under a revolving line of credit arrangement and a $12.5 million term loan. Remaining availability under the Revolving Line of Credit at December 25, 1999 was $30.0 million ($32.8 million including cash on hand). The weighted average rates of interest, which are based on prime and LIBOR rates, related to the Revolving Line of Credit and the Congress Term Loan were 8.75% and 9.00%, respectively, as of December 25, 1999.

     On March 24, 2000, the Congress Credit Facility was further amended to provide for a maximum credit of up to $82.5 million, comprised of a revolving line of credit facility (the "Revolving Line of Credit"), a letter of credit facility with a sublimit of $40.0 million, and term loans with an initial principal balance of $25.0 million. The maximum credit under the Revolving Line of Credit is $82.5 million, less the amount of outstanding letters of credit, less the principal balance of the term loans. The Company paid $1.4 million to Congress to secure the amendment of the Congress Credit Facility. The $25.0 million initial principal term loan balance includes a $17.5 million Tranche A Term Loan having an eighty-four month term, and a $7.5 million Tranche B Term Loan having a thirty-six month term.

     Borrowings under the Term Financing Facility were supported by standby letters of credit issued through UBS AG ("UBS"), and guaranteed by Richemont Finance, S.A., a 48.2% owner of the Company's outstanding common stock. Interest rates related to the Term Financing Facility are based on "A-1" commercial paper rates, and ranged from 5.3% to 6.0% as of December 25, 1999. Borrowings under the Term Financing Facility were redeemed on March 24, 2000. The Term Financing Facility was paid in full from borrowings under the Congress Credit Facility.

     Richemont Lines of Credit -- On March 24, 2000, the Company entered into a new $10.0 million unsecured line of credit (the "Richemont $10.0 million Line of Credit") with Richemont Finance, S.A. Borrowings under the Richemont $10.0 million Line of Credit bear interest at a rate of 0.125% per month (an annualized rate of 1.5%) on the average monthly balance outstanding. In addition, the Company will pay Richemont a monthly facility fee of approximately $0.1 million each month during the term of the Richemont $10.0 million Line of Credit. The maximum amount available to be drawn under the Richemont $10.0 million Line of Credit (the "Maximum Amount") was initially $10.0 million and will be reduced on a dollar-for-dollar basis for each dollar of equity contributed to the Company or any of its subsidiaries after March 24, 2000 by Richemont or any subsidiary or affiliate of Richemont. If the excess availability under the Congress Credit Facility is less than $3.0 million the Company will be required to borrow under the Richemont $10.0 million Line of Credit, and pay to Congress, the amount such that the excess availability under the Congress Credit facility after such payment will be $3.0 million. The Company may also borrow under the Richemont $10.0 million Line of Credit up to $5.0 million to pay trade creditors in the ordinary course of business. The Richemont $10.0 million Line of Credit will remain in place until the Congress Credit Facility is terminated or the Maximum Credit is reduced to zero. As of March 24, 2000, there were no borrowings outstanding under the Richemont $10.0 million Line of Credit.

     On March 1, 2000, the Company entered into a new $25.0 million unsecured Line of Credit (the "Richemont $25.0 million Line of Credit") with Richemont Finance, S.A. Borrowings under the Richemont $25.0 million Line of Credit bear interest at a rate of 0.583% per month (an annualized rate of 7.0%) on the average monthly balance outstanding. In addition, the Company will pay Richemont a monthly fee of approximately $0.1 million each month from March 1, 2000 up to the Maturity Date. The Richemont $25.0 million Line of Credit will mature on the earlier of December 30, 2000 and the date on which Richemont makes an equity infusion in the Company or any of the Company's subsidiaries (such earlier date, the "Maturity Date"). As of March 24, 2000, there were $5.0 million of borrowings outstanding under the Richemont $25.0 million Line of Credit.

     Remaining availability under all credit facilities as of March 24, 2000 was $34.7 million ($36.5 million including cash on hand). Due to the combination of internally generated cash flows and the multiple financing arrangements previously discussed, the Company believes that it has sufficient liquidity to cover its future working capital requirements.

     Dividends: The Company is restricted from paying dividends at any time on its Common Stock by certain debt covenants contained in agreements to which the Company is a party.

     Foreign Currency Translation: The Company minimizes currency risks by making most foreign purchases in U.S. dollars and does not utilize hedging instruments.

     Effect of Inflation and Cost Increases: The Company normally experiences increased costs of sales and operating expenses as a result of the general rate of inflation and commodity price fluctuations. Operating margins are generally maintained through internal cost reductions and operating efficiencies, and then through selective price increases where market conditions permit. The Company's inventory is primarily mail-order merchandise, which undergoes sufficiently high turnover so that the cost of goods sold approximates replacement cost. Since sales are not dependent on a particular supplier or product brand, the Company can adjust product mix to mitigate the effects of inflation on its overall merchandise base.

     Paper and Postage: The Company mails its catalogs and ships most of its merchandise through the United States Postal Service (USPS), with catalog mailing and product shipment expenses representing approximately 16.2% of revenues in 1999 and 15.4% of revenues in 1998. Paper costs represented approximately 5.5% of revenues in 1999 and 6.6% of revenues in 1998 reflecting reduced paper costs during 1999.

     The USPS increased its mailing rates in 1998, which became effective in January 1999. The Company also utilizes United Parcel Service and other delivery services. The United Parcel Service raised its rates for domestic deliveries by 3.1% for ground rates and 2.6% for air rates effective in February 1999. It has generally been the Company's experience as well as its policy to recover the costs of shipping, including outbound freight, and handling from customers.

YEAR 2000

     The Year 2000 issue related to the way computer systems and programs interpret calendar date entries in two-digit data code fields. A system could have failed or made miscalculations due to the inability to distinguish the year 2000 from the year 1900. Additionally, some other systems not normally characterized as information technology systems could contain embedded hardware or software that might be susceptible to this problem. As a result, many companies upgraded or replaced computer systems in order to comply with Year 2000 requirements.

     As was the case with most other database marketing firms and, for the most part, other businesses using computers and telecommunications equipment in their operations, the Company planned for and addressed the Year 2000 issue to ensure it would be able to continue to perform its critical functions. Specifically, these functions included receiving, processing and shipping customer orders, ordering and receiving merchandise from vendors, and processing payments.

     The Company's Year 2000 project commenced in 1996 and was divided into the following phases:

           (i) Discovery- identification/ inventorying of all systems with potential Year 2000 issues;

           (ii) Assessment- evaluation, categorizing and prioritizing of Year 2000 issues;

          (iii) Remediation- modifying and replacing existing systems; and

        (iv) Testing/ Deployment- comprehensive testing of Year 2000 readiness to ensure all problems were discovered and adequately corrected.

     The Company evaluated its internal mainframe business systems deemed critical to its business, which included rollover tests allowing for a system date change to January 1, 2000. Additionally, the Company performed an inventory and assessment of hardware and software associated with individual PC systems for Year 2000 readiness, and performed Year 2000 readiness surveys of its suppliers to ensure a consistent flow of product. Furthermore, as an additional contingency plan, the Company made arrangements to have technical staff available at all locations at the turn of the millennium to support its customers and operations in the event of a Year 2000 failure. Accordingly, while some disruptions were anticipated with the Company's internal systems and a few product vendors, the Company believed, absent any interruptions to either power, utilities or telephone services that were beyond its control, the most probable scenario was that there would not be a system failure of critical services or infrastructure that would materially disrupt its operations.

     Upon the turn of the millennium and subsequent thereto, the Company did not experience any significant systems malfunctions related to the Year 2000 conversion. Any systems malfunctions were relatively minor in nature and were corrected without any loss of service to customers or other third parties. Additionally, the Company did not experience any Year 2000 issues with suppliers and did not suffer any interruption in power, utilities or telecommunications services. Although the Company does not anticipate any future systems malfunctions related to the Year 2000 issue, procedures are in place to continuously monitor all critical systems to ensure that any potential Year 2000 issues that arise are corrected with minimal or no disruption to the Company's operations.

     The Company did not modify spending patterns or postpone capital expenditures due to efforts expended for the Year 2000 conversion nor were there any unusual customer buying patterns prior to the turn of the millennium. Cumulative costs associated with the necessary modifications to address the Year 2000 issue amounted to approximately $3.8 million. These costs primarily comprised of expenditures to upgrade or replace computer hardware and software as well as the costs of staff and consultants to perform the project.

CAUTIONARY STATEMENTS

     Certain of the foregoing statements may constitute forward looking statements which involve risks and uncertainties including the following:
". . . the Company believes it has sufficient liquidity to cover its future working capital requirements."

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

          The Company had a history of operating losses. Continuation of the operating losses may prevent the Company from making the investments in e-commerce which are required to be made to achieve a position of leadership in serving the e-commerce needs of companies doing business on the Internet. Also acquisitions may be prevented by the continuation of operating losses.

          The ability of the Company to attract management with the requisite experience in e-commerce or in Internet businesses and to develop a culture which is consistent with the manner in which e-commerce is managed.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATES: The Company's exposure to market risk relates to interest rate fluctuations for borrowings under its Congress Revolving Credit Facility and its Term Financing Facility, which bear interest at variable rates. At December 25, 1999, outstanding principal balances under these facilities subject to variable rates of interest were approximately $33.7 million. At March 24, 2000, outstanding principal balances under these facilities subject to variable rates of interest were approximately $55.0 million. If interest rates were to increase by one quarter of one percent from current levels, the resulting increase in interest expense would not have a material impact on our results of operations taken as a whole.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Shareholders of Hanover Direct, Inc.:

     We have audited the accompanying consolidated balance sheets of Hanover Direct, Inc. (a Delaware corporation) and subsidiaries as of December 25, 1999 and December 26, 1998, and the related consolidated statements of income (loss), shareholders' equity and cash flows for each of the three fiscal years in the period ended December 25, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hanover Direct, Inc. and subsidiaries as of December 25, 1999 and December 26, 1998 and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 25, 1999 in conformity with generally accepted accounting principles in the United States.

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

                                      ARTHUR ANDERSEN LLP

New York, New York
February 18, 2000 (except with respect
to the matters discussed in Note 8 and Note 18, as to which the dates are March 24, 2000 and March 3, 2000, respectively)

                          CONSOLIDATED BALANCE SHEETS

                 AS OF DECEMBER 25, 1999 AND DECEMBER 26, 1998

                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 25,      DECEMBER 26,
                                                                  1999              1998
                                                              ------------      ------------
                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  2,849          $ 12,207
  Accounts receivable, net of allowance for doubtful
     accounts of $3,300 in 1999 and $2,544 in 1998..........      29,287            22,737
  Accounts receivable under financing agreement.............          --            18,998
  Inventories...............................................      54,816            62,322
  Prepaid catalog costs.....................................      20,305            16,033
  Deferred tax asset, net...................................       3,300             3,300
  Other current assets......................................       2,935             2,402
                                                                --------          --------
          Total Current Assets..............................     113,492           137,999
                                                                --------          --------
PROPERTY AND EQUIPMENT, AT COST:
  Land......................................................       4,634             4,634
  Buildings and building improvements.......................      23,269            22,724
  Leasehold improvements....................................       9,491             9,303
  Furniture, fixtures and equipment.........................      53,863            51,193
  Construction in progress..................................       1,990               113
                                                                --------          --------
                                                                  93,247            87,967
  Accumulated depreciation and amortization.................     (46,360)          (37,884)
                                                                --------          --------
  Property and equipment, net...............................      46,887            50,083
                                                                --------          --------
  Goodwill, net.............................................      16,336            16,890
  Deferred tax asset, net...................................      11,700            11,700
  Other assets..............................................       3,004             2,198
                                                                --------          --------
          Total Assets......................................    $191,419          $218,870
                                                                ========          ========
                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt and capital lease
     obligations............................................    $  3,257          $  2,573
  Accounts payable..........................................      63,549            64,594
  Accrued liabilities.......................................      24,284            22,212
  Customer prepayments and credits..........................       4,412             4,691
                                                                --------          --------
          Total Current Liabilities.........................      95,502            94,070
                                                                --------          --------
NON-CURRENT LIABILITIES:
  Long-term debt............................................      39,578            37,288
  Obligations under receivable financing....................          --            18,998
  Other.....................................................       2,474             2,044
                                                                --------          --------
          Total Non-current Liabilities.....................      42,052            58,330
                                                                --------          --------
          Total Liabilities.................................     137,554           152,400
                                                                --------          --------
SHAREHOLDERS' EQUITY:
Series B Convertible Additional Preferred Stock, $10 stated
  value, authorized, issued and outstanding 634,900 shares
  in 1999 and 1998..........................................       6,318             6,128
Common Stock, $.66 2/3 par value, authorized 300,000,000
  shares in 1999 and 225,000,000 in 1998; issued 211,519,511
  shares in 1999 and 210,785,688 in 1998....................     141,013           140,524
Capital in excess of par value..............................     301,088           297,751
Accumulated deficit.........................................    (390,763)         (373,815)
                                                                --------          --------
                                                                  57,656            70,588
                                                                --------          --------
Less:
Treasury stock, at cost (652,552 shares in 1999 and 358,303
  shares in 1998)...........................................      (1,829)             (813)
Notes receivable from sale of Common Stock..................      (1,962)           (3,305)
                                                                --------          --------
          Total Shareholders' Equity........................      53,865            66,470
          Total Liabilities and Shareholders' Equity........    $191,419          $218,870
                                                                ========          ========

                See notes to consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

 FOR THE YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998 AND DECEMBER 27, 1997
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                 1999           1998          1997
                                                                 ----           ----          ----
NET REVENUES................................................  $  549,852      $546,114      $557,638
                                                              ----------      --------      --------
OPERATING COSTS AND EXPENSES:
  Cost of sales and operating expenses......................     350,502       343,554       358,219
  Write-down of inventory of discontinued catalogs
     (recovery).............................................      (1,932)        3,726            --
  Special charges (credit)..................................         144          (485)       (2,209)
  Selling expenses..........................................     136,584       148,767       141,411
  General and administrative expenses.......................      68,928        57,881        53,839
  Depreciation and amortization.............................       9,382         9,478         8,227
                                                              ----------      --------      --------
                                                                 563,608       562,921       559,487
                                                              ----------      --------      --------
(LOSS) FROM OPERATIONS......................................     (13,756)      (16,807)       (1,849)
  (Gain) on sale of The Shopper's Edge......................      (4,343)           --            --
  (Gain) on sale of Austad's................................        (967)           --            --
                                                              ----------      --------      --------
(LOSS) BEFORE INTEREST AND TAXES............................      (8,446)      (16,807)       (1,849)
  Interest expense, net.....................................       7,338         7,778         8,028
                                                              ----------      --------      --------
  (Loss) before income taxes................................     (15,784)      (24,585)       (9,877)
  Income tax provision......................................         530         1,000           999
                                                              ----------      --------      --------
NET (LOSS)..................................................     (16,314)      (25,585)      (10,876)
  Preferred stock dividends.................................         634           578           190
                                                              ----------      --------      --------
NET (LOSS) APPLICABLE TO COMMON SHAREHOLDERS................  $  (16,948)     $(26,163)     $(11,066)
                                                              ==========      ========      ========
NET (LOSS) PER SHARE:
  Net (loss) per share -- basic and diluted.................  $     (.08)     $   (.13)     $   (.06)
                                                              ==========      ========      ========
  Weighted average common shares outstanding - basic and
     diluted (thousands)....................................     210,719       206,508       176,621
                                                              ==========      ========      ========

                See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

 FOR THE YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998 AND DECEMBER 27, 1997
                           (IN THOUSANDS OF DOLLARS)

                                                                1999        1998        1997
                                                              --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)................................................  $(16,314)   $(25,585)   $(10,876)
  Adjustments to reconcile net (loss) to net cash (used) by
     operating activities:
     Depreciation and amortization, including deferred
      fees..................................................    11,951      11,466      10,581
     Provision for doubtful accounts........................     2,817       3,278       3,973
     Special charges (credit)...............................       144        (485)     (2,209)
     Write-down of inventory of discontinued catalogs
      (recovery)............................................    (1,932)      3,726          --
     Gain on the sale of Austad's...........................      (967)         --          --
     Compensation expense related to stock options..........     2,890       2,684       1,800
     Recovery from investments previously written off.......        --          --      (1,274)
  Changes in assets and liabilities:
     Accounts receivable....................................    (8,639)     (8,331)      7,742
     Inventories............................................     8,853      (1,718)      3,280
     Prepaid catalog costs..................................    (4,288)      4,651       2,717
     Accounts payable.......................................    (1,045)      5,795     (20,788)
     Accrued liabilities....................................       710      (7,562)     (6,583)
     Customer prepayments and credits.......................      (279)        867        (893)
     Other, net.............................................      (572)       (867)       (205)
                                                              --------    --------    --------
  Net cash (used) by operating activities...................    (6,671)    (12,081)    (12,735)
                                                              --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property and equipment.................    (4,830)     (6,111)     (4,222)
     Proceeds from sale of Austad's.........................     1,568          --          --
     Proceeds from investment...............................        --          --       1,274
                                                              --------    --------    --------
  Net cash (used) by investing activities...................    (3,262)     (6,111)     (2,948)
                                                              --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (payments)under revolving credit
      facility..............................................     5,202          --     (13,710)
     Borrowings from term loan facility.....................        --       7,272          --
     Payments of long-term debt and capital lease
      obligations...........................................    (2,745)     (5,433)     (3,575)
     Payment of stock issuance costs........................        --          --      (3,073)
     Payment of debt issuance costs.........................    (2,701)         --          --
     Proceeds from issuance of common stock.................       936         561      45,351
     Proceeds from exercise of stock warrants...............        --      13,640          --
     Other, net.............................................      (117)       (399)        275
                                                              --------    --------    --------
  Net cash provided by financing activities.................       575      15,641      25,268
                                                              --------    --------    --------
  Net increase (decrease) in cash and cash equivalents......    (9,358)     (2,551)      9,585
  Cash and cash equivalents at the beginning of the year....    12,207      14,758       5,173
                                                              --------    --------    --------
  Cash and cash equivalents at the end of the year..........  $  2,849    $ 12,207    $ 14,758
                                                              ========    ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the year for:
       Interest.............................................  $  4,765    $  5,095    $  5,674
       Income taxes.........................................  $    713    $    447    $    685
     Non-cash investing and financing activities:
       Capital lease obligations............................  $    517    $     --    $    163
       Tandem share expirations.............................  $  1,016    $     --    $     --
       Other equity issuance and exchanges..................  $     --    $     --    $ 10,000
       Non-Cash gain on sale of The Shopper's Edge..........  $  4,343    $     --    $     --

                See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

 FOR THE YEARS ENDED DECEMBER 27, 1997, DECEMBER 26, 1998 AND DECEMBER 25, 1999
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                            PREFERRED
                                              STOCK
                                             SERIES B           COMMON STOCK         CAPITAL
                                            CUMULATIVE       $.66 2/3 PAR VALUE     IN EXCESS                   TREASURY STOCK
                                         ----------------    -------------------     OF PAR       ACCUM.      ------------------
                                         SHARES    AMOUNT    SHARES      AMOUNT       VALUE      (DEFICIT)    SHARES     AMOUNT
                                         ------    ------    ------      ------     ---------    ---------    ------     ------
BALANCE AT DECEMBER 28, 1996...........   635      $5,748    145,040    $ 96,693    $270,637     $(336,586)    (392)    $  (813)
                                          ---      ------    -------    --------    --------     ---------     ----     -------
Net income/(loss) applicable to common
  shareholders.........................                                                            (11,066)
Preferred stock accretion..............               190
Stock options granted..................                                                1,800
Shares issued in 1997 Rights Offering,
  net of issue costs...................                       55,655      37,103       9,958
Issuance of Common Stock to SMALLCAP
  World Fund, Inc......................                        3,700       2,467       2,750
Issuances & forfeitures of Common Stock
  for employee stock plan..............                           47          31          20                   (294)       (155)
                                          ---      ------    -------    --------    --------     ---------     ----     -------
BALANCE AT DECEMBER 27, 1997...........   635      $5,938    204,442    $136,294    $285,165     $(347,652)    (686)    $  (968)
Net income/(loss) applicable to common
  shareholders.........................                                                            (26,163)
Cash received for tandem receivable....
Preferred stock accretion..............               190
Stock options granted..................                                                2,684
Exercise of Warrants...................                        5,646       3,764       9,876
Issuances & forfeitures of Common Stock
  for employee stock plan..............                          698         466          26                    328         155
                                          ---      ------    -------    --------    --------     ---------     ----     -------
BALANCE AT DECEMBER 26, 1998...........   635      $6,128    210,786    $140,524    $297,751     $(373,815)    (358)    $  (813)
Net income/(loss) applicable to common
  shareholders.........................                                                            (16,948)
Preferred stock accretion..............               190
Stock options granted..................                                                2,890
Cash received for Tandem receivable....
Issuances & forfeitures of Common Stock
  for employee stock plan..............                          734         489         447
Tandem share expirations...............                                                                        (294)     (1,016)
                                          ---      ------    -------    --------    --------     ---------     ----     -------
BALANCE AT DECEMBER 25, 1999...........   635      $6,318    211,520    $141,013    $301,088     $(390,763)    (652)    $(1,829)
                                          ===      ======    =======    ========    ========     =========     ====     =======


                                           NOTES
                                         RECEIVABLE
                                         FROM SALE
                                         OF COMMON
                                           STOCK        TOTAL
                                         ----------     -----
BALANCE AT DECEMBER 28, 1996...........   $(3,399)     $32,280
                                          -------      -------
Net income/(loss) applicable to common
  shareholders.........................                (11,066)
Preferred stock accretion..............                    190
Stock options granted..................                  1,800
Shares issued in 1997 Rights Offering,
  net of issue costs...................                 47,061
Issuance of Common Stock to SMALLCAP
  World Fund, Inc......................                  5,217
Issuances & forfeitures of Common Stock
  for employee stock plan..............       173           69
                                          -------      -------
BALANCE AT DECEMBER 27, 1997...........   $(3,226)     $75,551
Net income/(loss) applicable to common
  shareholders.........................                (26,163)
Cash received for tandem receivable....        69           69
Preferred stock accretion..............                    190
Stock options granted..................                  2,684
Exercise of Warrants...................                 13,640
Issuances & forfeitures of Common Stock
  for employee stock plan..............      (148)         499
                                          -------      -------
BALANCE AT DECEMBER 26, 1998...........   $(3,305)     $66,470
Net income/(loss) applicable to common
  shareholders.........................                (16,948)
Preferred stock accretion..............                    190
Stock options granted..................                  2,890
Cash received for Tandem receivable....       327          327
Issuances & forfeitures of Common Stock
  for employee stock plan..............                    936
Tandem share expirations...............     1,016           --
                                          -------      -------
BALANCE AT DECEMBER 25, 1999...........   ($1,962)     $53,865
                                          =======      =======

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998 AND DECEMBER 27, 1997

1.  BACKGROUND OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations -- Hanover Direct, Inc., a Delaware corporation (the "Company"), operates as both a specialty direct marketer and as a provider of business-to-business ("B-to-B") e-commerce services. As a specialty direct marketer, the Company markets a diverse portfolio of branded home fashions, home improvements, men's and women's apparel, and gift products, through mail-order catalogs and connected Internet Web sites directly to the consumer ("direct commerce"). As a provider of B-to-B e-commerce services, the Company offers a full range of order processing, customer care, customer information, and shipping and distribution services to third party clients.

     The Company utilizes a fully integrated systems and operations support platform initially developed to manage the Company's wide variety of catalog/Internet product offerings. This infrastructure has been leveraged and expanded to provide the aforementioned B-to-B e-commerce services on behalf of third party clients. Beginning in 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Note 11) to report its direct commerce and B-to-B services as separate operating and reporting segments.

     Basis of Presentation -- The Consolidated Financial Statements include all subsidiaries of the Company, and all intercompany transactions and balances have been eliminated. The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform with the current year's presentation.

     Fiscal Year -- The Company operates on a 52 or 53 week fiscal year. Effective for fiscal 1997, the Company changed its fiscal year to the last Saturday in December. The years ended December 25, 1999, December 26, 1998 and December 27, 1997 were 52 week years. Had the Company not changed its year-end, fiscal 1997 would have been a 53 week year and the net loss for 1997 would have increased by approximately $0.6 million.

     Cash and Cash Equivalents -- Cash includes cash equivalents consisting of highly liquid investments with original maturities of ninety days or less.

     Accounting for Transfers of Credit Card Receivables -- The Company accounts for transfers and servicing of financial assets in accordance with SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement establishes criteria distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The application of this statement resulted in the recognition of additional credit card accounts receivable and an offsetting long-term debt obligation at December 26, 1998 of $19.0 million. This adjustment was based on the terms of the Company's agreement with an unrelated third party for the sale and servicing of accounts receivable.

     During 1999, the Company finalized a new account purchase and credit card marketing and services agreement. The new agreement, which provides for services similar to those of the previous agreement, transfers the Company's receivables to a new third party provider on terms that, in accordance with SFAS No. 125, require the transfer to be accounted for as a sale. Accordingly, the Company's December 25, 1999 consolidated balance sheet no longer reflects additional credit card accounts receivable or a related long-term debt obligation (See Note 6- "Transfer of Credit Card Accounts Receivable").

     Inventories -- Inventories consist principally of merchandise held for resale and are stated at the lower of cost or market. Cost, which is determined using the first-in, first-out (FIFO) method, includes the cost of the product as well as freight-in charges. The Company considers slow moving inventory to be surplus and calculates a loss on the impairment as the difference between an individual item's cost and the net proceeds anticipated to be received upon disposal. Such inventory is written down to its net realizable value.

     Prepaid Catalog Costs -- Prepaid catalog costs consist of direct response advertising costs related to catalog production and mailing. In accordance with SOP 93-7, "Reporting on Advertising Costs", these costs are deferred and amortized as selling expenses over the estimated period in which the sales related to such advertising are generated. Total catalog expense was $133.0 million, $145.0 million and $139.0 million, for fiscal year 1999, 1998 and 1997, respectively.

     Depreciation and Amortization -- Depreciation and amortization of property and equipment is computed on the straight-line method over the following lives: buildings and building improvements, 30-40 years; furniture, fixtures and equipment, 3-10 years; and leasehold improvements, over the estimated useful lives or the terms of the related leases, whichever is shorter. Repairs and maintenance are expensed as incurred.

     Goodwill, Net -- Excess of cost over the net assets of acquired businesses is amortized on a straight-line basis over periods of up to forty years. Accumulated amortization was $4.5 million and $4.0 million at December 25, 1999 and December 26, 1998, respectively.

     YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998 AND DECEMBER 27, 1997

     Impairment of Long-Lived Assets -- In accordance with SFAS No. 121,"Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of," the Company reviews long-lived assets for impairment whenever events indicate that the carrying amount of such assets may not be fully recoverable. The Company performs undiscounted cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, an impairment loss is then recorded by the Company.

     Stock Based Compensation -- The Company accounts for its stock based compensation to employees using the fair value-based methodology under SFAS No. 123, "Accounting for Stock-Based Compensation."

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

     Net (Loss) Per Share -- Net (loss) per share is computed using the weighted average number of common shares outstanding in accordance with the provisions of SFAS No. 128, "Earnings Per Share." The weighted average number of shares used in the calculation for both basic and diluted net (loss) per share for fiscal 1999, 1998 and 1997 was 210,718,546, 206,508,110 and 176,621,080 shares, respectively. Diluted earnings per share equals basic earnings per share as the dilutive calculation would have an antidilutive impact as a result of the net losses incurred during fiscal years 1999, 1998 and 1997.

     Revenue Recognition --

     -- Direct Commerce: The Company recognizes revenue, net of estimated returns, upon shipment of merchandise to customers. Postage and handling charges billed to customers are also recognized as revenue upon shipment of related merchandise. The Company accrues for expected future returns at the time of sale based upon historical trends.

     -- Shopper's Edge Buyer's Club:  See Note 3.

     -- B-to-B Services: Revenues from the Company's Internet transaction services are recognized as the related services are provided. Customers are charged on an activity unit basis, which applies a contractually specified rate according to the type of service transaction performed.

     Fair Value of Financial Instruments -- The fair value of financial instruments does not materially differ from their carrying values.

     Recently Issued Accounting Standards -- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which the Company is required to adopt at the beginning of fiscal year 2001. SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company currently does not engage in derivative and hedging activities. The effect, if any, on the financial statements has not yet been determined by the Company.

2.  INVESTMENTS

     Blue Ridge Associates -- In January 1994, the Company purchased for $1.1 million a 50% interest in Blue Ridge Associates ("Blue Ridge"), a partnership which owns an apparel distribution center in Roanoke, VA. The remaining 50% interest is held by an unrelated third party. This investment is accounted for under the equity method of accounting. The Company's investment in Blue Ridge was approximately $0.8 million and $0.9 million at December 25, 1999 and December 26, 1998, respectively. In December 1996, the Company consolidated the fulfillment and telemarketing activities handled at this facility into its home fashions distribution facility in Roanoke, VA, and attempted to sublease the vacated space. In April 1999, the Company sublet the vacated premises to an unrelated third party for a five-year period expiring in April 2004. In February 2000, the Company sold its partnership interest in Blue Ridge Associates to the holder of the other 50% for $0.8 million, which approximates the Company's carrying value of the investment.

     Always in Style, LLC. -- On August 6, 1999, the Company and AIS Marketing Services, LLC ("AIS Marketing") entered into a joint venture whereby the Company contributed $1.0 million and AIS Marketing contributed specialized software to form Always in Style, LLC ("AIS"). The Company, which owns a two-thirds interest in AIS, includes the operating results of AIS in its consolidated financial statements. AIS develops and markets proprietary interactive fashion, beauty and home decorating profiling software ("Profilers"). Based upon questionnaires filled out by the customer, the Profilers provide the customer with personalized fashion, beauty and home decorating analysis and advice, as well as specific product recommendations. AIS was formally launched in November 1999.

     Desius, LLC -- In 1999, the Company entered into a 60/40 joint venture with RS Software (India) Ltd. to provide 24/7 Web shop services and e-commerce software, systems and programing. Augmenting the Company's programming services, the Desius teams based in Calcutta, India and the United States together can provide round the clock service. The Calcutta based Desius team

     YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998 AND DECEMBER 27, 1997

also provides additional resources including creative marketing, Web site creation, maintenance and management. Desius also serves as the outsourcing arm for Keystone clients which lack resources in these areas. The Company includes the operating results of Desius in its consolidated financial statements.

3.  DIVESTITURES

     During 1999, the Company sold the following businesses:

     Austad's: In October 1999, the Company sold the remaining assets of its non-core Austad's catalog, which featured golf equipment, apparel and gifts, for $1.6 million. The assets disposed of primarily included inventory and intangible assets, which were written off in 1996, such as customer lists and trademarks. The combined book value of assets sold was approximately $0.6 million resulting in a net pre-tax gain of $1.0 million.

     The Shopper's Edge: In March 1999, the Company, through a newly formed subsidiary, started up and promoted a discount buyers club to consumers known as "The Shopper's Edge." In exchange for an up-front membership fee, The Shopper's Edge program enables members to purchase a wide assortment of merchandise at discounts which are not available through traditional retail channels. Initially, prospective members participate in a 45-day trial period that, unless canceled, is automatically converted into a full membership term which is one year in duration. Memberships are automatically renewed at the end of each term unless canceled by the member.

     During 1999, primarily as a result of timing of revenue and expense recognition, The Shopper's Edge subsidiary incurred losses of $4.3 million reflecting both cash payments and outstanding liabilities to the Company of $3.3 million and $1.0 million, respectively. The Company's operating results reflect $0.1 million of net losses after the elimination of these intercompany transactions. The Company recorded membership fee revenue as well as an allowance for estimated cancellations on a straight-line basis over the one-year membership term, which commenced immediately following the expiration of the initial 45-day trial period. Costs tied to acceptances such as commissions paid to service providers as well as membership servicing and transaction processing expenses were deferred and expensed as membership fee revenue was recognized. All other costs, including membership kits and postage, were expensed as incurred. Under the terms of the program, the Company was entitled to periodic withdrawals of funds provided by up-front membership fees. These withdrawals, however, were subject to contractual limitations as The Shopper's Edge subsidiary was required to maintain adequate cash balances to fund estimated membership reimbursements resulting from cancellations. Accordingly, funds retained within The Shopper's Edge subsidiary were reported as "restricted cash" in the Company's balance sheet during 1999. If membership reimbursements due to cancellations exceeded the amount of funds retained by The Shopper's Edge subsidiary, the Company was liable to cover the shortfall.

     Effective December 1999, the Company sold its interest in The Shopper's Edge subsidiary to an unrelated third party for a nominal fair value based upon an independent appraisal. At the time of the sale, the liabilities of the subsidiary exceeded the assets by $4.3 million resulting in a gain on sale to the Company of $4.3 million. The gain represented the portion of deferred income of The Shopper's Edge that the Company received in the form of withdrawals discussed above which, in accordance with the Company's revenue recognition policy for memberships, would not have been earned until the completion of the membership term. The deferred income was recognized immediately upon the sale and has been reflected as a gain on sale in the accompanying consolidated statement of income (loss) for the year ended December 25, 1999. There are no conditions to the obligations of the Company to refund any portion of the cash withdrawals received prior to the sale. The Company entered into a solicitation services agreement with the purchaser whereby the Company will provide solicitation services for the program, and will receive commissions for member acceptances based on a fixed fee per member basis, adjusted for cancellation rates on a prospective basis. Membership revenue earned during the fiscal year ended December 25, 1999 was $3.9 million, which is included in revenues in the accompanying consolidated statement of income (loss). Had the new solicitation services agreement been in place for fiscal 1999, net revenues on a pro-forma basis would have increased by $1.4 million reflecting the inclusion of $5.3 million of fee revenue for solicitation services provided versus $3.9 million of recorded membership fee revenue under the old agreement. Furthermore, on a pro-forma basis, the Company's loss from operations would have decreased by $5.4 million to $(8.4) million.

4.  SPECIAL CHARGES

     In December 1996, the Company recorded special charges of approximately $36.7 million, which consisted of severance, facility exit/relocation costs and fixed asset write-offs related to the downsizing of the Company, and a write-off for impairment of long-lived assets of certain under-performing catalogs. In December 1997, the Company adjusted its previous cost estimates to downsize the Company due to exit plan modifications related to its Weehawken, NJ corporate facility and its Hanover, PA distribution center.

     YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998 AND DECEMBER 27, 1997

These adjustments resulted in a reduction of special charges of approximately $2.2 million, which related primarily to the reversal of the reserve for fixed assets expected to be abandoned. In 1998, the Company adjusted further its reserve for fixed asset write-offs by $0.5 million reflecting the Company's decision to remain in its Hanover, PA distribution center. In 1999, the Company recorded an additional $0.1 million of special charges related to a change in estimate for losses on sublease arrangements for its Roanoke, VA apparel distribution center and its San Francisco CA office facilities (see below).

     Severance -- The cost of employee severance includes termination benefits for line and supervisory personnel in fulfillment, telemarketing, MIS, merchandising, and various levels of corporate and catalog management. The Company paid approximately $0.6 million and $2.7 million of severance during fiscal 1998 and 1997, respectively. There were no recorded severance reserves in the Company's consolidated balance sheets at December 25, 1999 and December 26, 1998.

     Facility Exit/Relocation Costs and Fixed Asset Write-Offs -- These costs are primarily related to the Company's decision to sublease a portion of its Weehawken, NJ and San Francisco, CA office facilities, and to consolidate its Roanoke, VA apparel distribution center and Hanover, PA distribution center into its Roanoke home fashion distribution center. As of December 25, 1999, the Company consolidated the Roanoke, VA apparel distribution center and relocated all but one catalog from its Hanover, PA distribution center into its Roanoke, VA home fashion distribution center. The remaining catalog will continue to be serviced out of the Hanover, PA distribution center. In addition, the Company has sublease agreements in place for both a portion of its Weehawken, NJ and San Francisco, CA office facilities.

     During 1999, the Company revised its estimates for losses on sublease arrangements for its Roanoke, VA apparel distribution center and its San Francisco, CA office facilities. The Company reduced its estimate for sublease losses for the Roanoke, VA apparel distribution center by $0.5 million due to the Company's release from any lease related obligations resulting from the sale of its partnership interest in Blue Ridge Associates, a partnership which owned the facility. This was more than offset by a higher estimate for sublease losses related to the San Francisco, CA office facilities of $0.6 million due to higher than anticipated rent escalations. Approximately $2.3 million of estimated losses on sublease arrangements are recorded in accrued liabilities in the Company's consolidated balance sheet at December 25, 1999.

5.  WRITE-DOWN OF INVENTORY OF DISCONTINUED CATALOGS

     In 1998, the Company decided to discontinue the traditional catalog operations of the Tweeds, Austad's and Colonial Garden Kitchens catalog brands. These "non-core" catalog brands were to be repositioned as primarily e-commerce brands and, if unsuccessful, discontinued. Revenues from the aforementioned non-core catalogs were $19.0 million, $48.7 million and $65.6 million for fiscal 1999, 1998 and 1997, respectively. The Company recorded provisions of approximately $3.7 million related to the write-down of inventory associated with these catalogs to net realizable value based on the planned liquidation of such inventory and $2.2 million of additional charges relating to prepaid catalog costs associated with the discontinuance of the catalog operations.

     The Company utilizes various liquidation vehicles to dispose of aged catalog inventory including special sales catalogs, sales sections in other catalogs, and liquidations through off-price merchants. During 1999, the Company was able to utilize special sales catalogs, which provide higher cost recoveries, to dispose of its non-core catalog inventory to a larger extent than anticipated at the end of 1998. Accordingly, $1.9 million of the 1998 charges were reversed and included in the Company's 1999 results.

     During 1999, the Company sold the remaining assets of its non-core Austad's catalog for $1.6 million; fully discontinued its Tweeds catalog operation; and repositioned and relaunched its Colonial Garden Kitchens catalog as Domestications Kitchen & Garden.

6.  TRANSFER OF CREDIT CARD ACCOUNTS RECEIVABLE

     Through July 1999, the Company was a party to an agreement involving the sale and servicing of accounts receivable originating from the Company's private label credit card program. This agreement included full recourse provisions obligating the Company to repurchase uncollectible receivables as well as a requirement for the Company to maintain a deposit, based on a specified percentage of outstanding receivables, to secure the Company's obligations under the contract. Approximately $3.5 million was held as security by the unrelated third party as of December 26, 1998. Due to the conditions imposed under the agreement, the Company, in accordance with SFAS No. 125 ("Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities"), accounted for the transfer of its private label credit card receivables as a secured borrowing. Accordingly, the Company recorded both a financing receivable as well as a corresponding long-term obligation of $19.0 million in its December 26, 1998 consolidated balance sheet.

     During July 1999, the Company finalized a new three-year credit card marketing and servicing agreement with a new provider and terminated the previously mentioned agreement. The new terms include provisions requiring the Company to equally share credit losses over an agreed upon benchmark for the first 18 months of the agreement, however, the Company is not obligated to repurchase any uncollectible receivables. Upon the expiration of this period, all credit card receivables transfers are non-recourse to the Company. Furthermore, the Company is no longer required to maintain a deposit as security for its performance under the terms of

     YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998 AND DECEMBER 27, 1997

the new agreement. Reflecting the change in terms included in the new agreement, the Company, in accordance with SFAS No. 125, now accounts for the transfer of its private label credit card receivables as a sale. Accordingly, the Company's December 25, 1999 consolidated balance sheet no longer reflects a financing receivable and a related long-term obligation. No gain or loss was recognized upon the transition to the new program.

     As of December 25, 1999, the Company maintained a shared credit risk reserve of $0.6 million, which is recorded in accrued liabilities. As of December 26, 1998, the Company maintained a reserve for repurchases of uncollectible accounts of $2.0 million, $1.5 million of which was recorded in accrued liabilities and $0.5 million was recorded in the allowance for doubtful accounts.

7.  ACCRUED LIABILITIES

     Accrued liabilities consist of the following (in thousands):

                                                              DEC. 25,    DEC. 26,
                                                                1999        1998
                                                              --------    --------
Restructuring...............................................  $ 2,299     $ 3,286
Reserve for future sales returns............................    4,680       4,778
Compensation................................................    8,290       3,999
Taxes.......................................................      881       1,211
Reserve for repurchase of accounts receivable sold with
  recourse..................................................       --       1,491
Reserve for accounts receivable -- shared credit risk.......      612          --
Reserve for discontinued operations.........................      849         982
Other.......................................................    6,673       6,465
                                                              -------     -------
          Total.............................................  $24,284     $22,212
                                                              =======     =======

8.  LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                              DEC. 25,    DEC. 26,
                                                                1999        1998
                                                              --------    --------
Congress Facility...........................................  $17,735     $14,033
Term Financing Facility.....................................   16,000      17,000
Industrial Revenue Bonds due 2003...........................    8,000       8,000
7.5% Convertible Subordinate Debentures due 2007............      751         751
Obligations under capital leases............................      349          77
                                                              -------     -------
                                                               42,835      39,861
Less: current portion.......................................    3,257       2,573
                                                              -------     -------
          Total.............................................  $39,578     $37,288
                                                              =======     =======

     Revolving Credit Facility -- On December 25, 1999, the Company's credit facility (the "Congress Credit Facility") with Congress Financial Corporation ("Congress") was a $65.0 million revolving line of credit, of which $12.5 million was a term loan. Total borrowings under the Congress facility, however, were subject to limitations based upon specified percentages of eligible inventory and eligible accounts receivable. The revolving line of credit facility bore interest at prime plus .25% or LIBOR plus 2.75%, the term loan bore interest at prime plus .50% or LIBOR plus 2.75%. The use of a prime or LIBOR based rate is determinable at the Company's discretion. Additionally, the Congress facility, which is secured by all assets of the Company, contains restrictive covenants including restrictions on indebtedness and common stock dividends, and requires the maintenance of a $21.5 million net worth and a $(10.0) million working capital (deficit) position. As of December 25, 1999, the Company had an outstanding term loan of $12.5 million, bearing a weighted average interest rate of 9.0%, and $5.2 million of outstanding borrowings under the revolving line of credit, bearing an interest rate of 8.75%.

     On March 24, 2000, the Congress Credit Facility was further amended to provide for a maximum credit of up to $82.5 million, comprised of a revolving line of credit facility (the "Revolving Line of Credit"), a letter of credit facility with a sublimit of $40 million, and term loans with an initial principal balance of $25.0 million. The maximum credit under the Revolving Line of Credit is $82.5 million, less the amount of outstanding letters of credit, less the principal balance of the term loans. The Company paid a $1.4 million closing fee to Congress to secure the amendment of the Congress Credit Facility. The $25.0 million initial principal term loan balance includes a $17.5 million Tranche A Term Loan having an eighty-four month term, and a $7.5 million Tranche B Term Loan having a thirty-six month term.

     YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998 AND DECEMBER 27, 1997

     The Congress Credit Facility, as amended, is secured by all assets of the Company and places limitations on the incurrence additional indebtedness. The amount that can be borrowed under the amended Congress Facility is based on percentages of eligible inventory, eligible accounts receivable, eligible credit card receivables and eligible fulfillment contract receivables as reported to Congress from time to time. Effective March 24, 2000, the Congress Credit Facility was extended to January 31, 2004.

     The Revolving Loans will bear interest at prime plus .5% or Eurodollar plus 2.5%, the Tranche A Term Loans will bear interest at prime plus .75% or Eurodollar plus 3.5%, and the Tranche B Term Loans will bear interest at prime plus 4.25%, but in no event less than 13.0%. Under the amended Congress Credit Facility, the Company will be required to maintain throughout the term of the agreement minimum net worth between $30.0 million and $38.0 million and working capital between $12.0 million and $20.0 million, determinable on a month to month basis. The Company is also required to achieve Earnings/(Loss) Before Interest, Taxes, Depreciation and Amortization ("EBITDA") between ($1.3) million and $17.8 million, determinable on a quarterly basis.

     Term Financing Facility -- During 1994 and 1995, the Company entered into a term loan agreement with a syndicate of financial institutions, which provided for borrowings of $20 million ("Term Financing Facility"). The Term Financing Facility bears interest based on "A-1" commercial paper rates existing at the time of each borrowing. As of December 25, 1999, the Company had $16.0 million of outstanding borrowings under the Term Financing Facility bearing applicable rates of interest ranging from 5.3% to 6.0%. The Company was required to make annual principal payments of approximately $1.6 million under the Term Financing Facility for each of the next ten years.

     As of December 25, 1999, letters of credit, issued by UBS AG ("UBS") and guaranteed by Richemont Finance S.A. ("Richemont"), supported both the Term Financing Facility and the Industrial Revenue Bonds (see below). Originating in December 1996 and renewed in 1998 and 1999, the arrangement relating to the guarantee of the UBS letters of credit, which were scheduled to expire on March 31, 2000, required the Company to pay to Richemont an annual facility fee equal to 9.5% of the $25.8 million principal amount, or $2.4 million. The principal amount of the UBS letters of credit approximated the combined outstanding borrowings under the Term Financing Facility and the Industrial Revenue Bonds at the time of renewal.

     The Company has not extended or renewed the UBS letters of credit supporting the Term Financing Facility and the Industrial Revenue Bonds, and, accordingly, the $16.0 million of outstanding borrowings under the Term Financing Facility and the $8.0 million of outstanding borrowings under the Industrial Revenue Bonds were required to be redeemed. On March 24, 2000, the Trustees under the Term Financing Facility and the Industrial Revenue Bonds made drawings under the UBS letters of credit, and used the proceeds of the drawings to redeem the Term Financing Facility and the Industrial Revenue Bonds. The Company borrowed approximately $24.0 million under the Congress Credit Facility on March 24, 2000 to reimburse UBS for the drawings on these letters of credit. As a result, both the Term Financing Facility and the Industrial Revenue Bonds have been paid in full, and the Company has paid all amounts payable to UBS and Richemont relating to the letters of credit.

     Industrial Revenue Bonds due 2003 -- The Industrial Revenue Bonds ("IRB's") of $8.0 million were due on December 1, 2003. The IRB's are secured by all assets purchased with the proceeds thereof and, as of December 25, 1999, were supported by an $8.0 million letter of credit issued by UBS and guaranteed by Richemont. The Industrial Revenue Bonds were redeemed on March 24, 2000 (see above).

     Richemont Lines of Credit -- On March 24, 2000, the Company entered into a new $10.0 million unsecured line of credit (the "Richemont $10.0 Million Line of Credit") with Richemont. Borrowings under the Richemont $10.0 Million Line of Credit bear interest at a rate of 0.125% per month (an annualized rate of 1.5%) on the average monthly balance outstanding. In addition, the Company will pay Richemont a monthly facility fee of approximately $0.1 million each month during the term of the Richemont $10.0 million Line of Credit. The maximum amount available to be drawn under the Richemont $10.0 million Line of Credit (the "Maximum Amount") was initially $10.0 million and will be reduced on a dollar-for-dollar basis for each dollar of equity contributed to the Company or any of its subsidiaries after March 24, 2000 by Richemont or any subsidiary or affiliate of Richemont. If the excess availability under the Congress Revolving Line of Credit facility is less than $3.0 million, the Company will be required to borrow under the Richemont $10.0 Million Line of Credit, and pay to Congress, the amount such that the excess availability under the Congress Revolving Line of Credit after such payment will be $3.0 million. The Company may also borrow under the Richemont $10.0 Million Line of Credit up to $5.0 million to pay trade creditors in the ordinary course of business. The Richemont $10.0 Million Line of Credit will remain in place until the Congress facility is terminated or the Maximum Credit is reduced to zero. As of March 24, 2000, there were no borrowings outstanding under the Richemont $10.0 Million Line of Credit.

     On March 1, 2000, the Company negotiated a new $25.0 million unsecured Line of Credit (the "Richemont $25.0 Million Line of Credit") with Richemont. Borrowings under the Richemont $25.0 Million Line of Credit bear interest at a rate of 0.583% per month (an annualized rate of 7.0%) on the average monthly balance outstanding. In addition, the Company will pay Richemont a monthly fee of approximately $0.1 million each month from March 1, 2000 up to the Maturity Date. The Richemont $25.0 Million Line of Credit will mature on the earlier of December 30, 2000 or the date on which Richemont makes an equity infusion in the Company or any of the Company's subsidiaries (such earlier date, the "Maturity Date"). As of March 24, 2000, there were $5.0 million of borrowings outstanding under the Richemont $25.0 Million Line of Credit.

     YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998 AND DECEMBER 27, 1997

     General -- Aggregate annual principal payments required on debt instruments, which reflect the effects of the March 2000 refinancing of the Congress Credit Facility and the negotiated Richemont lines of credit, are as follows (in thousands): 2000 -- $8,243; 2001 -- $3,763; 2002 -- $3,571;
2003 -- $7,054; 2004 -- $32,547; and thereafter -- $6,376.

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

     Richemont Finance S.A. entered into a standby purchase agreement to purchase all shares not subscribed for by shareholders of record at the subscription price. Richemont purchased 40,687,970 shares in the 1997 Rights Offering and, as a result, then owned approximately 20.3% of the Company. The Company paid in cash, from the proceeds of the 1997 Rights Offering, to Richemont on the closing date approximately $1.8 million, which represented an amount equal to 1% of the aggregate offering price of the aggregate number of shares issuable upon closing of the 1997 Rights Offering other than with respect to the shares of Common Stock held by NAR Group Limited ("NAR"), a company jointly owned by Richemont and the family of Alan G. Quasha, Chairman of the Board of the Company, or its affiliates plus an amount equal to one-half of one percent of the aggregate number of shares acquired by NAR upon exercise of their rights (Standby Fee) plus an amount equal to 4% of the aggregate offering price in respect to all unsubscribed shares (Take-Up Fee).

     On April 26, 1997, NAR irrevocably agreed with the Company, subject to and upon the consummation of the 1997 Rights Offering, to exercise certain of the rights distributed to it for the purchase of 11,111,111 shares of Common Stock that had an aggregate purchase price of approximately $10 million. NAR agreed to pay, and the Company agreed to accept as payment, for the exercise of such rights the surrender by NAR of the principal amount due under the Intercontinental Mining & Resources Limited ("IMR") Promissory Note dated September 1996 in the principal amount of $10 million and cancellation thereof.

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

     The gross cash proceeds from the 1997 Rights Offering of $40 million (after giving effect to the acquisition and exercise by NAR of rights having an aggregate purchase price of $10 million which were paid for by surrender and cancellation of the $10 million IMR Promissory Note) were used to repay the $30 million principal amount outstanding under the Richemont Promissory Note and the balance of the proceeds were used for working capital and general corporate purposes, including repayment of amounts outstanding under the Company's Revolving Credit Facility with Congress.

ADDITIONAL INVESTMENTS

     In November 1997, the Company announced that SMALLCAP World Fund, Inc. ("SMALLCAP"), a mutual fund and substantial investor in the Company, agreed to purchase 3.7 million shares of the Company's Common Stock at $1.41 per share, which represented fair market value, for an aggregate purchase price of approximately $5.2 million in a private placement. This transaction was consummated on November 6, 1997. These shares were restricted and were subsequently registered under the Securities Act of 1933, as amended, pursuant to a registration rights agreement with SMALLCAP.

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

10.  CAPITAL STOCK

     Series B Convertible Additional Preferred Stock -- In February 1995, the Company issued 634,900 shares of its Class B Convertible Additional Preferred Stock ("Series B Stock") to acquire the remaining 80% of the outstanding common stock of Aegis Safety Holdings, Inc. ("Aegis"), publisher of The Safety Zone catalog. The Series B Stock had a stated value of $10 per share. Non-cumulative dividends were to accrue and be paid at 5% per annum during each of the first three years after the February 1995 closing if Aegis attained at least $1.0 million in earnings before interest and taxes each year. In years four and five, dividends, which became cumulative and were to accrue and be paid at 7% per annum, were no longer contingent upon the achievement of any earnings target. Dividends were not accrued or paid during the first three years after closing based on The Safety Zone catalog's operating results for

     YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998 AND DECEMBER 27, 1997

each respective year. During the Company's 1999 and 1998 fiscal years, no dividends were paid; however, the Company accrued $0.4 million during each year in order to recognize its cumulative dividend payment obligations.

     The Series B Stock was convertible at any time, at $6.66 per share, subject to antidilution, at the option of the holder and was convertible at the Company's option if the market value of the Company's Common Stock was greater than $6.66 per share, subject to antidilution, for 20 trading days in any consecutive 30 day trading period. If, after five years, the Series B Stock was not converted, it was mandatorily redeemable, at the Company's option, in cash or for 952,352 shares of the Company's Common Stock provided the market value of the stock was at least $6.33 per share, subject to antidilution. If the market value of the Company's Common Stock did not meet this minimum, the redemption rate was subject to adjustment which would increase the number of shares for which the Series B Stock was redeemed.

     The fair value of the Series B Stock, which was based on an independent appraisal, was $0.9 million less than the stated value at February 1995. This discount was amortized over a five year period and resulted in a charge of approximately $0.2 million to preferred stock dividends in the consolidated statements of income (loss) from fiscal years 1995 through 1999, respectively.

     In February 2000, the Series B Stock was redeemed via the issuance of 2,193,317 shares of the Company's Common Stock. The increase in common shares issued upon redemption reflected a market value for the Company's shares on the date of redemption of $2.75 per share versus the $6.66 per share amount specified on the closing date. The Company also made a $0.9 million payment for all unpaid cumulative preferred dividends.

     Weighted average common shares outstanding as of December 25, 1999 would have been 212,911,863 versus a reported 210,718,546, assuming conversion of the Series B Stock at the beginning of 1999. Reported quarterly and total year net
(loss) per common share amounts would not have been affected by the pro-forma increase in weighted average common shares outstanding.

     General -- At December 25, 1999, there were 210,866,959 shares of Common Stock issued and outstanding. Additionally, an aggregate of 14,780,984 shares of Common Stock were reserved for issuance pursuant to the exercise of outstanding options.

     Treasury stock consisted of 652,552 and 358,303 shares of common stock at December 25, 1999 and December 26, 1998, respectively. In December 1999, the Company retained 294,249 shares of outstanding common stock held in escrow on behalf of certain participants of the Company's Executive Equity Incentive Plan whose rights, under the terms of the plan, expired during 1999.

     Dividend Restrictions -- The Company is restricted from paying dividends on its Common Stock or from acquiring its capital stock by certain debt covenants contained in agreements to which the Company is a party.

11.  SEGMENT REPORTING

     Effective June 26, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption of SFAS No. 131 coincides with the Company's decision to realign its business structure into two separate operating and reporting segments: direct commerce and business-to-business ("B-to-B") services. This reflects the Company's strategic initiative to reposition itself as both a specialty direct marketer and as a provider of B-to-B e-commerce transaction services.

     The direct commerce segment is comprised of the Company's portfolio of branded specialty mail-order catalogs and connected Internet Web sites, as well as its retail operations, all of which market products directly to the consumer. Revenues are derived primarily from the sale of merchandise through the Company's catalogs and related Internet product offerings and its retail outlets. Other sources of revenue are derived from various upsell initiatives and other catalog related revenue. The B-to-B services segment represents the Company's e-commerce support and fulfillment operations as well as the Company's corporate administration function. Revenues are derived primarily from e-commerce transaction services, which include order processing, customer care, and shipping and distribution services. The B-to-B services segment provides the aforementioned services to the direct commerce segment pursuant to an intercompany service agreement.

     The Company's management reviews income (loss) from operations to evaluate performance and allocate resources. As income taxes are centrally managed at the corporate level, deferred tax assets are not allocated by segment. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies.

     YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998 AND DECEMBER 27, 1997

     Reportable segment data were as follows (in thousands of dollars):

                                                  DIRECT      B-TO-B     ELIMINATIONS/
                                                 COMMERCE    SERVICES        OTHER        CONSOLIDATED
                                                 --------    --------    -------------    ------------
RESULTS FOR THE FISCAL YEAR ENDED
DECEMBER 25, 1999:
Revenue From External Customers................  $534,978    $ 14,874      $      --        $549,852
Intersegment Revenues..........................        --     102,923       (102,923)             --

Income/(Loss) before Interest and Taxes........    10,445     (18,881)           (10)         (8,446)
Interest Income/(Expense)......................    (1,971)     (5,313)           (54)         (7,338)
                                                 --------    --------      ---------        --------
Income/(Loss) before Income Taxes..............  $  8,474    $(24,194)     $     (64)       $(15,784)
                                                 ========    ========      =========        ========
RESULTS FOR THE FISCAL YEAR ENDED
DECEMBER 26, 1998:
Revenue From External Customers................  $543,994    $  2,120      $      --        $546,114
Intersegment Revenues..........................        --     105,344       (105,344)             --

Income/(Loss) before Interest and Taxes........   (12,685)     (3,721)          (401)        (16,807)
Interest Income/(Expense)......................    (2,576)     (4,647)          (555)         (7,778)
                                                 --------    --------      ---------        --------
Income/(Loss) before Income Taxes..............  $(15,261)   $ (8,368)     $    (956)       $(24,585)
                                                 ========    ========      =========        ========
RESULTS FOR THE FISCAL YEAR ENDED
DECEMBER 27, 1997:
Revenue From External Customers................  $557,638    $     --      $      --        $557,638
Intersegment Revenues..........................        --     117,373       (117,373)             --

Income/(Loss) before Interest and Taxes........        90      (1,376)          (563)         (1,849)
Interest Income/(Expense)......................    (1,947)     (6,271)           190          (8,028)
                                                 --------    --------      ---------        --------
Income/(Loss) before Income Taxes..............  $ (1,857)   $ (7,647)     $    (373)       $ (9,877)
                                                 ========    ========      =========        ========

     Income/(loss) before interest and taxes for the direct commerce segment included (income)/loss from the write-down of inventory of discontinued catalogs of $(1.9) million and $3.7 million for years ended December 25, 1999 and December 26, 1998, respectively. Fiscal year results for the direct commerce segment also include $4.3 million and $1.0 million related to the gain on sale of The Shopper's Edge and the gain on sale of the Company's non-core Austad's catalog, respectively.

     The aforementioned intercompany service agreement between the Company's two operating segments was effective as of December 27, 1998. Had the provisions of the intercompany service agreement been in effect in 1998, intersegment revenues for the B-to-B services segment would have been approximately $107.1 million for the year ended December 26, 1998. Income/(loss) before interest and taxes would have been approximately $(14.5) million and $(1.9) million for the direct commerce and B-to-B services segments, respectively, for the year ended December 26, 1998.

     YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998 AND DECEMBER 27, 1997

                                                                (IN THOUSANDS OF DOLLARS)
                                                      DIRECT      B-TO-B
                                                     COMMERCE    SERVICES     OTHER     CONSOLIDATED
                                                     --------    --------    -------    ------------
FOR THE FISCAL YEAR ENDED
DECEMBER 25, 1999:
Depreciation and amortization......................  $  2,525    $ 6,791     $    66      $  9,382
Provision for doubtful accounts....................     1,958        801          58         2,817
Stock compensation expense.........................     2,115        775          --         2,890

Total assets.......................................  $126,686    $47,451     $17,282      $191,419
Capital expenditures...............................       792      3,751         287         4,830
FOR THE FISCAL YEAR ENDED
DECEMBER 26, 1998:
Depreciation and amortization......................  $  3,034    $ 6,444     $    --      $  9,478
Provision for doubtful accounts....................     3,228         50          --         3,278
Stock compensation expense.........................     2,009        675          --         2,684

Total assets.......................................  $161,143    $42,118     $15,609      $218,870
Capital expenditures...............................     1,352      4,759          --         6,111
FOR THE FISCAL YEAR ENDED
DECEMBER 27, 1997:
Depreciation and amortization......................  $  2,606    $ 5,621     $    --      $  8,227
Provision for doubtful accounts....................     3,973         --          --         3,973
Compensation expense related to stock options......     1,362        438          --         1,800

Total assets.......................................  $159,821    $55,297     $15,181      $230,299
Capital expenditures...............................     1,074      3,148          --         4,222

12.  STOCK BASED COMPENSATION PLANS

     The Company has established several stock based compensation plans for the benefit of its officers and employees. As discussed in the Summary of Significant Accounting Policies (Note 1), the Company applies the fair value-based methodology of SFAS No. 123 and, accordingly, has recorded stock compensation expense of $2.9 million, $2.7 million and $1.8 million for fiscal 1999, 1998 and 1997, respectively. The effects of applying SFAS No. 123 for recognizing compensation costs are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996 and additional awards in the future are anticipated. The information below details each of the Company's stock compensation plans, including any changes during the years presented.

     1978 Stock Option Plan -- Pursuant to the Company's 1978 Stock Option Plan, an aggregate of 2,830,519 shares were approved for issuance to employees and consultants of the Company. The option price and the period over which an option is exercisable is determined by the Compensation Committee of the Board of Directors.

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

                             1978 STOCK OPTION PLAN

                                                                     1999                   1998                  1997
                                                              -------------------    ------------------    -------------------
                                                                         WEIGHTED              WEIGHTED               WEIGHTED
                                                                         AVERAGE               AVERAGE                AVERAGE
                                                                         EXERCISE              EXERCISE               EXERCISE
                                                              SHARES      PRICE      SHARES     PRICE      SHARES      PRICE
                                                              ------     --------    ------    --------    ------     --------
Options outstanding, beginning of period....................   30,000     $ 2.25     30,000     $2.25       70,000     $2.11
Granted.....................................................       --         --         --        --           --        --
Exercised...................................................       --         --         --        --           --        --
Forfeited...................................................  (30,000)    $ 2.25         --        --      (40,000)    $2.00
Expired.....................................................       --         --         --        --           --        --
                                                              -------                ------                -------
Options outstanding, end of period..........................       --     $   --     30,000     $2.25       30,000     $2.25
                                                              =======     ======     ======     =====      =======     =====
Options exercisable, end of period..........................       --     $   --     30,000     $2.25       20,000     $2.25
                                                              =======     ======     ======     =====      =======     =====

     YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998 AND DECEMBER 27, 1997

     As of December 25, 1999, there were no stock options outstanding or exercisable under the 1978 Stock Option Plan and the Company does not anticipate any further issuances under this plan.

     Director Options -- In June 1994, one director was granted non-qualified stock options to purchase 50,000 common shares at an exercise price of $6.125 per share. These options, which remain outstanding and exercisable as of December 25, 1999, are due to expire in March 2000.

     In February 1996, four directors were granted options to purchase 5,000 shares each at an exercise price of $1.44. Of the 20,000 total options granted, 5,000 options were exercised and 5,000 were canceled leaving 10,000 options outstanding and exercisable at December 25, 1999. The remaining options are due to expire in February 2001.

     Executive Equity Incentive Plan -- In December 1992, the Board of Directors adopted the 1993 Executive Equity Incentive Plan (the "Incentive Plan"). The Incentive Plan was approved by shareholders at the 1993 Annual Meeting. Pursuant to the Incentive Plan, options to purchase shares of the Company's Common Stock were to be granted from time to time by the Compensation Committee of the Board of Directors to selected executives of the Company or its affiliates. For each option granted, up to a maximum of 250,000, the selected executive will receive the right to purchase on a specified date (the "Tandem Investment Date") a number of shares of the Company's Common Stock ("Tandem Shares") equal to one-half the maximum number of shares of the Company's Common Stock covered by such option. Company financing is available under the Incentive Plan to pay for the purchase price of the Tandem Shares. Changes in shares and options outstanding, expressed in numbers of shares, for the Incentive Plan are as follows:

                        EXECUTIVE EQUITY INCENTIVE PLAN

                                                                 1999                     1998                     1997
                                                         ---------------------    ---------------------    ---------------------
                                                                      WEIGHTED                 WEIGHTED                 WEIGHTED
                                                                      AVERAGE                  AVERAGE                  AVERAGE
                                                                      EXERCISE                 EXERCISE                 EXERCISE
                                                          SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                                          ------      --------     ------      --------     ------      --------
Shares outstanding, beginning of period................  1,102,496                1,104,496                1,062,496
Shares purchased.......................................         --                       --                   47,000
Shares forfeited.......................................   (294,249)                  (2,000)                  (5,000)
                                                         ---------                ---------                ---------
Shares outstanding, end of period......................    808,247                1,102,496                1,104,496
                                                         =========                =========                =========
Options outstanding, beginning of period...............    614,000     $1.44        664,000     $1.53        640,498     $1.73
Granted................................................         --        --             --        --         94,000     $1.00
Exercised..............................................    (60,000)    $2.67             --        --             --        --
Forfeited..............................................   (100,000)    $2.11        (50,000)    $2.50        (70,498)    $2.60
                                                         ---------                ---------                ---------
Options outstanding, end of period.....................    454,000     $1.13        614,000     $1.44        664,000     $1.53
                                                         =========     =====      =========     =====      =========     =====
Options exercisable, end of period.....................    454,000     $1.13        170,000     $2.65        130,000     $2.58
                                                         =========     =====      =========     =====      =========     =====

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997: risk free interest rate of 6.37%, expected lives of 6 years, expected volatility of 40.81%, and no expected dividends.

     The following table summarizes information about stock options outstanding under the Incentive Plan at December 25, 1999:

                                                           OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                                  --------------------------------------    -----------------------
                                                                  WEIGHTED
                                                    NUMBER         AVERAGE      WEIGHTED      NUMBER       WEIGHTED
RANGE OF                                          OUTSTANDING     REMAINING     AVERAGE     EXERCISABLE    AVERAGE
EXERCISE                                              AT         CONTRACTUAL    EXERCISE        AT         EXERCISE
PRICES                                             12/25/99         LIFE         PRICE       12/25/99       PRICE
--------                                          -----------    -----------    --------    -----------    --------
$ .69 to $1.00..................................    414,000          2.8         $0.97        414,000        0.97
$2.75...........................................     40,000          1.6         $2.75         40,000        2.75
                                                    -------                                   -------
          Total.................................    454,000          2.7         $1.13        454,000        1.13
                                                    =======          ===         =====        =======        ====

     Options granted under the Incentive Plan become exercisable three years after the dates of grant and expire six years from the dates of grant. The purchase price is payable in full at the time of purchase in cash or shares of the Company's Common Stock valued at their fair market value or in a combination thereof.

     Under the terms of the Incentive Plan, the purchase price for shares is based upon the market price at the date of purchase, and payment is made in the form of a 20% cash down payment and a six year note that bears interest at the mid-term applicable federal rate, as determined by the Internal Revenue Service, as of the month of grant of such shares. The Incentive Plan participants purchased shares at prices ranging from $0.69 to $4.94, with the Company accepting notes bearing interest at rates ranging from 5.00% to 7.75%.

     YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998 AND DECEMBER 27, 1997

     Changes to the notes receivable principal balances related to the Incentive Plan are as follows:

                                                               1999          1998          1997
                                                            ----------    ----------    ----------
Notes receivable balance, beginning of period.............  $1,690,500    $1,721,500    $1,742,000
Additions.................................................          --            --        32,000
Payments..................................................    (262,000)      (31,000)      (40,000)
Tandem Share Forfeitures..................................    (773,000)           --       (12,500)
                                                            ----------    ----------    ----------
Notes receivable, end of period...........................  $  655,500    $1,690,500    $1,721,500
                                                            ==========    ==========    ==========

     In December 1999, the rights of certain participants in the Incentive Plan expired. These participants had cumulative promissory notes of approximately $1.0 million payable to the Company, comprised of $0.8 million of principal and $0.2 million of interest, on the expiration date. Accordingly, collateral encompassing 294,249 shares of the Company's common stock, held in escrow on behalf of each participant, was transferred to and retained by the Company in satisfaction of the aforementioned promissory notes, which were no longer required to be settled. The Company recorded these shares as treasury stock. Furthermore, these participants forfeited their initial 20% cash down payment, which was required for entry into the Incentive Plan. The Incentive Plan has been terminated.

     All Employee Equity Investment Plan -- In December 1992, the Board of Directors adopted the 1993 All Employee Equity Investment Plan, which was approved by the shareholders at the 1993 Annual Meeting. Each full-time or permanent part-time employee of the Company or its affiliates who has attained the age of 18, has met certain standards of continuous service with the Company or an affiliate of the Company and is not covered by a collective bargaining agreement may participate in this plan. The plan was terminated on July 31, 1996 and closed to any future purchases.

     Under this plan, employees were given the opportunity to purchase shares of the Company's Common Stock at a 40% discount from the average market value of a share of stock over a 20-day period prior to subscription. Shares became vested over a three-year period and, upon termination, any unvested shares were forfeited.

     Changes in shares outstanding expressed in numbers of shares for the Investment Plan were as follows:

                                                               1999       1998       1997
                                                              -------    -------    -------
Shares outstanding, beginning of period.....................  472,339    482,771    521,032
Shares purchased............................................       --         --         --
Shares forfeited............................................     (270)   (10,432)   (38,261)
                                                              -------    -------    -------
Shares outstanding, end of period...........................  472,069    472,339    482,771
                                                              =======    =======    =======

     1996 Stock Option Plan -- Pursuant to the Company's 1996 Stock Option Plan, an aggregate of 7,000,000 shares of the Company's Common Stock were approved for issuance to employees of the Company. The option exercise price is the fair market value as of the date of grant. The exercise price of incentive stock options granted to an employee who owns more than 10% of the total combined voting power of all classes of stock of the Company is equal to 110% of the fair market value of the Company's Common Stock on the date of grant. Options granted may be performance based and all options granted must be specifically identified as incentive stock options or nonqualified options, as defined in the Internal Revenue Code. No employee may be granted stock options in excess of 500,000 shares of the Company's Common Stock and the aggregate fair market value of Common Stock for which an employee is granted incentive stock options that first became exercisable during any given calendar year shall be limited to $100,000. To the extent such limitation is exceeded, the option shall be treated as nonqualified. Stock options may be granted for terms not to exceed 10 years and shall be exercisable in accordance with the terms and conditions specified in each option agreement. In the case of an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock, the options must become exercisable within 5 years. Payment for shares purchased upon exercise of options shall be in cash or stock of the Company.

     YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998 AND DECEMBER 27, 1997

     Changes in options outstanding, granted and the weighted average exercise prices are as follows:

                             1996 STOCK OPTION PLAN

                                                     1999                      1998                      1997
                                            ----------------------    ----------------------    ----------------------
                                                          WEIGHTED                  WEIGHTED                  WEIGHTED
                                                          AVERAGE                   AVERAGE                   AVERAGE
                                                          EXERCISE                  EXERCISE                  EXERCISE
                                              SHARES       PRICE        SHARES       PRICE        SHARES       PRICE
                                            ----------    --------    ----------    --------    ----------    --------
Options outstanding, beginning of
  period..................................   5,301,400     $1.66       4,451,249     $1.10       3,445,000     $0.98
Granted...................................   2,010,000      2.53       1,550,000      3.07       1,765,000      1.29
Exercised.................................    (693,821)     1.01        (363,949)     1.01              --        --
Forfeited.................................    (689,595)     1.95        (335,900)     1.52        (758,751)     1.01
Expired...................................          --        --              --        --              --        --
                                            ----------                ----------                ----------
Options outstanding, end of period........   5,927,984     $1.99       5,301,400     $1.66       4,451,249     $1.10
                                            ==========     =====      ==========     =====      ==========     =====
Options exercisable, end of period........   2,620,344     $1.41       1,749,232     $1.07         855,443     $0.98
                                            ==========     =====      ==========     =====      ==========     =====
Weighted average fair value of options
  granted.................................  $     1.21                $     1.50                $     0.66
                                            ==========                ==========                ==========

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in fiscal 1999, 1998 and 1997: risk free interest rate of 5.83%, 5.64% and 6.21%, respectively, expected lives of 4 years and expected volatility of 53.81%, 55.82% and 59.40%, respectively, and no expected dividends. The following table summarizes information about stock options outstanding at December 25, 1999:

                                                          OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                                 --------------------------------------    -----------------------
                                                                 WEIGHTED
                                                   NUMBER         AVERAGE      WEIGHTED      NUMBER       WEIGHTED
RANGE OF                                         OUTSTANDING     REMAINING     AVERAGE     EXERCISABLE    AVERAGE
EXERCISE                                             AT         CONTRACTUAL    EXERCISE        AT         EXERCISE
PRICES                                            12/25/99         LIFE         PRICE       12/25/99       PRICE
--------                                         -----------    -----------    --------    -----------    --------
$ .69 to $1.00.................................   1,781,809         3.9         $0.96       1,584,680      $0.97
$1.43 to $1.75.................................   1,011,165         4.6         $1.46         655,385      $1.46
$2.38 to $2.94.................................   1,860,010         6.5         $2.46          80,176      $2.72
$3.00 to $3.50.................................   1,275,000         5.5         $3.17         300,103      $3.23
                                                  ---------                                 ---------
                                                  5,927,984         5.2         $1.99       2,620,344      $1.41
                                                  =========         ===         =====       =========      =====

     The Chief Executive Officer (the "CEO") Stock Option Plans -- The information below details each of the stock-based plans granted in 1996 for the benefit of the CEO. In each of the plans: (1) the option price represents the average of the low and high fair market values of the Common Stock on August 23, 1996, the date of the closing of the 1996 Rights Offering, (2) the options outstanding at December 25, 1999 have an exercise price of $1.16, and (3) payment for shares purchased upon the exercise of the option shall be in cash or stock of the Company.

     The details of the plans are as follows:

     The CEO Tandem Plan -- Pursuant to the Company's Tandem Plan (the "Tandem Plan"), the right to purchase an aggregate of 1,000,000 shares of Common Stock and an option to purchase 2,000,000 shares of Common Stock was approved for issuance to the CEO. The option is subject to antidilution provisions and due to the Company's 1996 Rights Offering was adjusted to 1,510,000 shares of Common Stock and 3,020,000 options. The options expire 10 years from the date of grant and vest over four years. The options outstanding at December 25, 1999 have a weighted average contractual life of 6.25 years.

     The CEO Performance Year Plan -- Pursuant to the Company's Performance Year Plan (the "Performance Plan"), an option to purchase an aggregate of 1,000,000 shares of Common Stock was approved for issuance to the CEO in 1996. The options are based upon performance as defined by the Compensation Committee of the Board of Directors. Should a performance target not be attained, the option is carried over to the succeeding year in conjunction with that year's option until the expiration date. The options expire 10 years from the date of grant and vest over four years. Payment for shares purchased upon the exercise of the options shall be in cash or stock of the Company. The options outstanding at December 25, 1999 have a weighted average contractual life of 6 years.

     The CEO Closing Price Option Plan -- Pursuant to the Company's Closing Price Option Plan (the "Closing Price Plan"), an option to purchase an aggregate of 2,000,000 shares of Common Stock was approved for issuance to the CEO in 1996. The options expire 10 years from the date of grant and will become vested upon the Company's stock price reaching a specific target over a consecutive 91 calendar day period as defined by the Compensation Committee of the Board of Directors. In May 1998, the

     YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998 AND DECEMBER 27, 1997

Compensation Committee of the Board of Directors reduced the target per share market price at which the Company's Common Stock had to trade in consideration of the dilutive effect of the increase in outstanding shares from the date of the grant. The performance period has a range of 6 years beginning August 23, 1996, the date of the closing of the 1996 Rights Offering. The options outstanding at December 25, 1999 have a weighted average contractual life of
6.25 years.

     The CEO Six Year Stock Option Plan -- Pursuant to NAR's Six Year Stock Option Plan (the "Six Year Plan"), an option to purchase an aggregate of 250,000 shares of Common Stock was granted to the CEO by NAR. The option is subject to antidilution provisions and due to the Company's 1996 Rights Offering was adjusted to 377,500 option shares. The options expire 6 years from the date of grant and vest after one year. The options outstanding at December 25, 1999 have a weighted average contractual life of 2.25 years.

     The CEO Seven Year Stock Option Plan -- Pursuant to NAR's Seven Year Stock Option Plan (the "Seven Year Plan"), an option to purchase an aggregate of 250,000 shares of Common Stock was granted to the CEO by NAR. The option is subject to antidilution provisions and due to the Company's 1996 Rights Offering was adjusted to 377,500 option shares. The options expire 7 years from the date of grant and vest after two years. The options outstanding at December 25, 1999 have a weighted average contractual life of 3.25 years.

     The CEO Eight Year Stock Option Plan -- Pursuant to NAR's Eight Year Stock Option Plan (the "Eight Year Plan"), an option to purchase an aggregate of 250,000 shares of Common Stock was granted to the CEO by NAR. The option is subject to antidilution provisions and due to the Company's 1996 Rights Offering was adjusted to 377,500 option shares. The options expire 8 years from the date of grant and vest after three years. The options outstanding at December 25, 1999 have a weighted average contractual life of 4.25 years.

     The CEO Nine Year Stock Option Plan -- Pursuant to NAR's Nine Year Stock Option Plan (the "Nine Year Plan"), an option to purchase an aggregate of 250,000 shares of common stock was granted to the CEO by NAR. The option was subject to antidilution provisions and due to the Company's 1996 Rights Offering was adjusted to 377,500 option shares. The options expire 9 years from the date of grant and vest after four years. The options outstanding at December 25, 1999 have a weighted average contractual life of 5.25 years.

     For the combined CEO plans, options outstanding, granted and the weighted average exercise prices are as follows:

                             CEO STOCK OPTION PLANS

                                               1999                     1998                     1997
                                       ---------------------    ---------------------    ---------------------
                                                    WEIGHTED                 WEIGHTED                 WEIGHTED
                                                    AVERAGE                  AVERAGE                  AVERAGE
                                                    EXERCISE                 EXERCISE                 EXERCISE
                                        SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                       ---------    --------    ---------    --------    ---------    --------
Options outstanding, beginning of
  period.............................  7,530,000     $1.16      7,530,000     $1.16      7,530,000     $1.16
Granted..............................         --        --             --        --             --        --
Exercised............................         --        --             --        --             --        --
Forfeited............................         --        --             --        --             --        --
Expired..............................         --        --             --        --             --        --
                                       ---------                ---------                ---------
Options outstanding, end of period...  7,530,000     $1.16      7,530,000     $1.16      7,530,000     $1.16
                                       =========     =====      =========     =====      =========     =====
Options exercisable, end of period...  4,147,500     $1.16      2,765,000     $1.16      1,382,500     $1.16
                                       =========     =====      =========     =====      =========     =====

     YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998 AND DECEMBER 27, 1997

     The fair value of the options granted in 1996 for each of the CEO Stock Option Plans was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                              RISK-FREE                              EXPECTED
                                                              INTEREST      EXPECTED     DIVIDEND      LIFE
                                                                RATE       VOLATILITY     YIELD      (YEARS)
                                                              ---------    ----------    --------    --------
CEO Tandem Plan.............................................    6.79%        45.02%        0.00%       9.85
CEO Performance Plan........................................    6.79%        45.02%        0.00%       9.85
CEO Closing Price Plan (1)..................................    6.79%        45.02%        0.00%       9.85
CEO Six Year Plan...........................................    6.42%        45.02%        0.00%       5.85
CEO Seven Year Plan.........................................    6.53%        45.02%        0.00%       6.85
CEO Eight Year Plan.........................................    6.62%        45.02%        0.00%       7.85
CEO Nine Year Plan..........................................    6.73%        45.02%        0.00%       8.85

---------------
(1)The CEO Closing Price Option Plan used the Black-Scholes option-pricing model in conjunction with a Monte Carlo simulation.

     The following table summarizes information about stock options outstanding at December 25, 1999.

                            OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                    ------------------------------------   ----------------------
                                   WEIGHTED
                      NUMBER        AVERAGE     WEIGHTED     NUMBER      WEIGHTED
                    OUTSTANDING    REMAINING    AVERAGE    EXERCISABLE   AVERAGE
RANGE OF EXERCISE       AT        CONTRACTUAL   EXERCISE       AT        EXERCISE
PRICES               12/25/99        LIFE        PRICE      12/25/99      PRICE
-----------------   -----------   -----------   --------   -----------   --------
$1.16                7,530,000        5.7        $1.16      4,147,500     $1.16

OTHER STOCK AWARDS

     During 1997, the Company granted, and the Compensation Committee approved, non-qualified options to certain employees for the purchase of an aggregate of 1,000,000 shares of the Company's Common Stock. The options become vested over three years and expire in 2003.

     The options have an exercise price of $1.00 and a remaining contractual life of 3.2 years. The fair value of the options at the date of grant was estimated to be $.52 based on the following weighted average assumptions: risk free interest rate of 6.48%, expected life of 4 years, expected volatility of 59.40% and no expected dividends. As of December 25, 1999, there were 809,000 options outstanding and 475,664 options exercisable.

13.  EMPLOYEE BENEFIT PLANS

     The Company maintains several defined contribution (401K) plans that collectively cover all employees of the Company and provide employees with the option of investing in the Company's stock. The Company matches a percentage of employee contributions to the plans up to $10,000. Matching contributions for all plans were $0.6 million, $0.6 million and $0.7 million for fiscal 1999, 1998 and 1997, respectively.

14.  INCOME TAXES

     At December 25, 1999, the Company had net operating loss carryforwards ("NOLs") totalling $306.7 million which expire as follows: In the year
2001 -- $18.1 million, 2003 -- $14.6 million, 2004 -- $14.3 million,
2005 -- $20.6 million, 2006 - $46.9 million, 2007 -- $27.7 million,
2010 -- $24.6 million, 2011 -- $64.9 million 2012 -- $30.0 million,
2018 -- $24.4 million and 2019 -- $20.6 million. The Company also has $0.8 million of general business tax credit carryforwards that expire in 2000 through 2009. The Company's available NOLs for tax purposes consist of $92.2 million of NOLs subject to a $4.0 million annual limitation under Section 382 of the Internal Revenue Code of 1986 and $214.5 million of NOLs not subject to a limitation. The unused portion of the $4.0 million annual limitation for any year may be carried forward to succeeding years to increase the annual limitation for those succeeding years.

     SFAS No. 109, "Accounting for Income Taxes," requires that the future tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be "more likely than not." Despite incurring additional NOLs of $20.6 million in 1999, management believes that the Company will be able to utilize up to $15.0 million of NOLs based upon the Company's assessment of numerous factors, including its future operating plans.

     For the years ended December 25, 1999 and December 26, 1998, the Company maintained its deferred tax asset of $15.0 million (net of a valuation allowance of $97.5 million in 1999 and $94.7 million in 1998). Management believes that the $15.0 million net deferred tax asset still represents a reasonable estimate of the future utilization of the NOLs and the reversal of timing items and will continue to routinely evaluate the likelihood of future profits and the necessity of future adjustments to the deferred tax asset valuation allowance.

     YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998 AND DECEMBER 27, 1997

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

     The Company's Federal income tax provision was zero for fiscal 1999, 1998 and 1997. The Company's provision for state income taxes was $0.5 million in 1999, $1.0 million in 1998 and $1.0 million in 1997.

     A reconciliation of the Company's net loss for financial statement purposes to taxable loss for the years ended December 25, 1999, December 26, 1998 and December 27, 1997 is as follows (in thousands):

                                                                1999          1998          1997
                                                                ----          ----          ----
(Loss) before income taxes..................................  $(15,784)     $(24,585)     $ (9,877)
Differences between income before taxes for financial
  statement purposes and taxable income:
State income taxes..........................................      (530)       (1,000)         (999)
Permanent differences.......................................     1,681           376           413
Net change in temporary differences.........................    (5,986)          839       (19,543)
                                                              --------      --------      --------
     Taxable (loss).........................................  $(20,619)     $(24,370)     $(30,006)
                                                              ========      ========      ========

     The components of the net deferred tax asset at December 25, 1999 are as follows (in millions):

                                                                            NON-
                                                              CURRENT      CURRENT      TOTAL
                                                              -------      -------      -----
Federal tax NOL and business tax credit carry forwards......   $  --       $107.4       $107.4
Allowance for doubtful accounts.............................     1.4           --          1.4
Inventories.................................................     0.2           --          0.2
Prepaid catalog costs.......................................    (2.3)          --         (2.3)
Property and equipment......................................      --          2.3          2.3
Excess of net assets of acquired business...................      --         (2.2)        (2.2)
Mailing lists...............................................      --          1.0          1.0
Accrued liabilities.........................................     2.2           --          2.2
Customer prepayments and credits............................     1.2           --          1.2
Deferred credits............................................      --          0.7          0.7
Tax basis in net assets of discontinued operations in excess
  of financial statement amount.............................     0.5           --          0.5
Other.......................................................     2.4         (2.3)         0.1
                                                               -----       ------       ------
Deferred tax asset..........................................     5.6        106.9        112.5
Valuation allowance.........................................     2.3         95.2         97.5
                                                               -----       ------       ------
Deferred tax asset, net.....................................   $ 3.3       $ 11.7       $ 15.0
                                                               =====       ======       ======

     The Company has established a valuation allowance for a portion of the deferred tax asset due to the limitation on the utilization of the NOLs and its estimate of the future utilization of the NOLs.

     The Company's tax returns for years subsequent to 1984 have not been examined by the Internal Revenue Service ("IRS"). Availability of the NOLs might be challenged by the IRS upon examination of such returns which could affect the availability of the NOLs. The Company believes however, that IRS challenges that would limit the utilization of the NOLs will not have a material adverse effect on the Company's financial position.

     YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998 AND DECEMBER 27, 1997

     Total tax expense for each of the three fiscal years presented differ from the amount computed by applying the Federal statutory tax rate due to the following:

                                                                 1999          1998           1997
                                                               PERCENT       PERCENT        PERCENT
                                                              OF PRE-TAX    OF PRE-TAX     OF PRE-TAX
                                                                 LOSS          LOSS           LOSS
                                                              ----------    ----------     ----------
Tax (benefit) at Federal statutory rate.....................    (35.0)%       (35.0)%        (35.0)%
State and local taxes.......................................      2.2           2.6            6.6
Net increase in (reversal of) temporary differences
  Depreciation and amortization.............................      9.7           3.1          (10.3)
  Deferred compensation.....................................     11.4           0.9            7.3
  Restructuring reserves....................................     (3.4)         (7.8)         (44.8)
  Customer allowance and return reserves....................     (5.4)         (0.5)          (9.4)
  Inventory.................................................     (9.5)          4.8          (11.5)
  Prepaid catalog costs.....................................     (3.9)          2.0            7.6
  Allowance for doubtful accounts...........................      1.6          (1.2)          (9.4)
  Gain on asset disposal....................................    (11.5)           --             --
  Other.....................................................     (2.3)         (0.1)           1.2
  Tax NOLs for which no benefit could be recognized.........     45.7          34.7          106.4
  Permanent differences.....................................      3.7           0.5            1.5
                                                                -----         -----          -----
                                                                  3.3%          4.0%          10.2%
                                                                =====         =====          =====

15.  LEASES

     Certain leases to which the Company is a party provide for payment of real estate taxes and other expenses. Most leases are operating leases and include various renewal options with specified minimum rentals. Rental expense for operating leases related to continuing operations were as follows (in thousands):

                                                               1999         1998        1997
                                                               ----         ----        ----
Minimum rentals.............................................  $10,168      $9,297      $12,013
                                                              -------      ------      -------

     Future minimum lease payments under noncancelable operating and capital leases relating to continuing operations that have initial or remaining terms in excess of one year, together with the present value of the net minimum lease payments as of December 25, 1999, are as follows (in thousands):

                                                              OPERATING      CAPITAL
YEAR ENDING                                                    LEASES        LEASES
-----------                                                   ---------      -------
2000........................................................   $10,766        $157
2001........................................................     8,798         169
2002........................................................     7,379          67
2003........................................................     5,379          --
2004........................................................     4,946          --
Thereafter..................................................    12,270          --
                                                               -------        ----
          Total minimum lease payments......................   $49,538         393
                                                               =======
Less amount representing interest (a).......................                   (44)
                                                                              ----
Present value of minimum lease payments (b).................                  $349
                                                                              ====

---------------

(a) Amount necessary to reduce net minimum lease payments to present value calculated at the Company's incremental borrowing rate at the inception of the leases.

(b) Reflected in the balance sheet as current and noncurrent capital lease obligations of $157 and $192 at December 25, 1999 and $73 and $4 at December 26, 1998, respectively.

     The future minimum lease payments under noncancelable leases that remain from the discontinued restaurant operations as of December 25, 1999 are as follows: 2000 -- $0.8 million; 2001 -- $0.7 million; 2002 -- $0.5 million;
2003 -- $0.4 million; 2004 -- $0.4; million and thereafter $0.3 million. The above amounts exclude annual sublease income from subleases which have the same expiration as the underlying leases as follows: 2000 -- $0.6 million;
2001 -- $0.6 million; 2002 -- $0.4 million; 2003 -- $0.3 million; 2004 -- $0.3;
and thereafter $0.2 million.

     YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998 AND DECEMBER 27, 1997

16.  CHANGES IN MANAGEMENT AND EMPLOYMENT AGREEMENTS

     On March 7, 1996, Rakesh K. Kaul was named President and Chief Executive Officer and elected to the Board of Directors of the Company. Effective that date, Mr. Kaul entered into an Executive Employment Agreement (the "Employment Agreement") which provides for an "at will" term commencing on March 7, 1996 at a base salary of $525,000 per year. The Employment Agreement also provides for Mr. Kaul's participation in the Short-Term Incentive Plan for Rakesh K. Kaul. That plan, which was approved by the shareholders at the June 20, 1996 shareholders meeting, provides for an annual bonus of between 0% and 125% of Mr. Kaul's base salary, depending on the attainment of various performance objectives as determined in accordance with objective formulae or standards to be adopted by the Compensation Committee as part of the performance goals for each such year. The Employment Agreement also provides for Mr. Kaul's participation in the Long-Term Incentive Plan for Rakesh K. Kaul. That plan, which was approved by the shareholders at the June 20, 1996 shareholders meeting, provides for the purchase by Mr. Kaul of 1,000,000 shares of Common Stock at their fair market value; an option expiring March 7, 2006 for the purchase of 2,000,000 shares of Common Stock (the "Tandem Plan"); an option expiring March 7, 2006 to purchase 2,000,000 shares of Common Stock (the "Closing Price Plan") exercisable only upon satisfaction of the condition that the closing price of the Common Stock has attained an average of $7.00 per share, subsequently amended to $4.50 per share, during a 91-day period ending on or before March 7, 2002; an option expiring March 7, 2006 to purchase 1,000,000 shares of Common Stock at their fair market value, subject to the attainment of certain objective performance goals to be set by the Compensation Committee; and four options expiring March 7, 2002, and the first three anniversaries thereof, respectively, for the purchase of 250,000 shares of Common Stock each, granted by NAR, the Company's former largest shareholder (the "NAR Options"). As a result of the 1996 Rights Offering, Mr. Kaul was granted an additional .51 shares for each share of Common Stock he was granted under the Tandem Stock Purchase Right, the Tandem Option, and the NAR Options (collectively, the "Award Shares") which resulted in his being granted 1,510,000 shares, 3,020,000 options and 1,510,000 options, respectively. The Employment Agreement also provides for the grant of registration rights under the Securities Act of 1933, as amended (the "Securities Act"), for shares of Common Stock owned by Mr. Kaul. Pursuant to the Employment Agreement, the Company will make Mr. Kaul whole, on an after-tax basis, for various relocation and temporary living expenses related to his employment with the Company. In the event that Mr. Kaul's employment is actually or constructively terminated by the Company, other than for cause, he will be entitled for a 12-month period commencing on the date of his termination to (i) a continuation of his base salary, (ii) continued participation in the Company's medical, dental, life insurance and retirement plans offered to senior executives of the Company, and (iii) a bonus, payable in 12 equal installments, equal to 100% of his base salary (at the rate in effect immediately prior to such termination). In addition, Mr. Kaul will be entitled to receive (i) to the extent not previously paid, the short-term bonus payable to Mr. Kaul for the year preceding the year of termination and (ii) for the year in which Mr. Kaul's employment is terminated, an additional bonus equal to his annual base salary for such year, pro-rated to reflect the portion of such year during which Mr. Kaul is employed. Mr. Kaul's employment will be deemed to be constructively terminated by the Company in the event of a change in control (as defined in the Employment Agreement), the Company's bankruptcy, a material diminution of his responsibilities, or a relocation of the Company's headquarters outside the New York metropolitan area without his prior written consent. In the event that Mr. Kaul's employment terminates other than as a result of a termination by the Company, Mr. Kaul will not be entitled to any payment or bonus, other than any short-term bonus he is entitled to receive from the year prior to termination.

17.  RELATED PARTY TRANSACTIONS

     At December 25, 1999, current and former officers and executives of the Company, excluding Rakesh K. Kaul, owed the Company approximately $0.7 million, excluding accrued interest, under the Executive Equity Incentive Plan. These amounts due to the Company bear interest at rates ranging from 5.00% to 7.75% and are due from 2000 to 2002. An additional $1.0 million, excluding accrued interest, relates to a receivable under the CEO Incentive ("Tandem") Plan for Rakesh K. Kaul and is included in Notes Receivable from Sale of Common Stock in the accompanying consolidated balance sheet.

     Richemont Finance S.A.("Richemont"), a Luxemburg company, owns approximately 48.2% of the Company's common stock through direct ownership. Richemont also holds an irrevocable proxy to vote approximately 4.3 million shares currently held by the third party. Accordingly, Richemont has voting control of approximately 50.2% of the Company.

18.  COMMITMENTS AND CONTINGENCIES

     A class action lawsuit was commenced on March 3, 2000 entitled Edwin L. Martin v. Hanover Direct, Inc. and John Does 1 through 10, bearing case no. CJ2000-177 in the State Court of Oklahoma (District Court in and for Sequoyah County). Plaintiff commenced the action on behalf of himself and a class of persons who have at any time purchased a product from the Company and paid for an "insurance charge." The complaint sets forth claims for breach of contract, unjust enrichment, recovery of money paid absent consideration, fraud and a claim under the New Jersey Consumer Fraud Act. The complaint alleges that the Company charges its customers for delivery insurance even though, among other things, the Company's common carriers already provide insurance and the insurance charge provides no benefit to the Company's customers. Plaintiff also seeks a declaratory judgment as to the validity of the delivery insurance. The damages sought are (i) an order directing the Company to return to plaintiff and class members the "unlawful revenue" derived from the insurance charges, (ii) declaring the rights of the parties, (iii) permanently enjoining the

     YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998 AND DECEMBER 27, 1997

Company from imposing the insurance charge, (iv) awarding threefold damages of less than $75,000 per plaintiff and per class member, and (v) attorney's fees and costs. The Company has not yet been required to file an answer to the complaint.

     At the end of January, 2000, the Company received a letter from the Federal Trade Commission ("FTC") conducting an inquiry into the marketing of The Shopper's Edge club to determine whether, in connection with such marketing, any entities have engaged in (1) unfair or deceptive acts or practices in violation of Section 5 of the FTC Act and/or (2) deceptive or abusive telemarketing acts or practices in violation of the FTC's Telemarketing Sales Rule. The inquiry was undertaken pursuant to the provisions of Section 6, 9, and 10 of the FTC Act. Following such an investigation, the FTC may initiate an enforcement action if it finds "reason to believe" that the law is being violated. When there is "reason to believe" that a law violation has occurred, the FTC may issue a complaint setting forth its charges. If the respondent elects to settle charges, it may sign a consent agreement (without admitting liability) by which it consents to entry of a final order and waives all right to judicial review. If the FTC accepts such a proposed consent, it places the order on the record for sixty days of public comment before determining whether to make the order final. The Company believes that it complied with all enumerated aspects of the investigation. It has not received notice of an enforcement action or a complaint against it.

     The Company is involved in various routine lawsuits of a nature which are deemed customary and incidental to its business. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on the Company's financial position or results of operations.

     In connection with several sublease agreements related to the Company's discontinued restaurant operations, the Company remains contingently liable for all lease related obligations should the sublessees fail to comply with all conditions of their sublease agreements.

19.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                              FIRST       SECOND      THIRD       FOURTH
                                                             QUARTER     QUARTER     QUARTER     QUARTER
                                                             --------    --------    --------    --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1999
Net Revenues...............................................  $127,714    $131,237    $121,656    $169,245
(Loss) Before Interest and Taxes...........................    (2,884)     (3,260)       (800)     (1,502)
Net (loss).................................................    (4,224)     (5,794)     (2,688)     (3,608)
Preferred stock dividends..................................      (159)       (158)       (159)       (158)
Net (loss) applicable to common shareholders...............  $ (4,383)   $ (5,952)   $ (2,847)   $ (3,766)
                                                             ========    ========    ========    ========
Net (loss) per share -basic and diluted....................  $   (.02)   $   (.03)   $   (.01)   $   (.02)
                                                             ========    ========    ========    ========
1998
Net Revenues...............................................  $124,535    $134,562    $123,417    $163,600
(Loss) Before Interest and Taxes...........................    (2,964)     (2,367)       (763)    (10,713)
Net (loss).................................................    (4,649)     (4,859)     (2,836)    (13,241)
Preferred stock dividends..................................      (122)       (158)       (158)       (140)
Net (loss) applicable to common shareholders...............  $ (4,771)   $ (5,017)   $ (2,994)   $(13,381)
                                                             ========    ========    ========    ========
Net (loss) per share -basic and diluted....................  $   (.02)   $   (.02)   $   (.01)   $   (.06)
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

     (b) Identification of Executive Officers:

                                                                                               OFFICE HELD
NAME                    AGE                   TITLE AND OTHER INFORMATION(A)                      SINCE
----                    ---                   ------------------------------                   -----------
Rakesh K. Kaul          48     President, Chief Executive Officer and Director since March        1996
                               7, 1996. From 1995 until February 1996, Mr. Kaul served as the Vice Chairman and Chief Operating Officer of Fingerhut
                               Companies, Inc. From January 1992 until March 1995, Mr. Kaul was the Executive Vice President and Chief Administrative
                               Officer of Fingerhut. Prior to January 1992, Mr. Kaul served as the Senior Vice President, Strategy and Finance and a
                               director at Shaklee Corporation.
Michael Lutz            57     Executive Vice President-Chief Operating Officer since March       1998
                               1998. From September 1994 to March 1998, Mr. Lutz was
                               Executive Vice President -- Operations of the Company. Prior
                               to September 1994, Mr. Lutz held various positions with New
                               Hampton, Inc./Avon Direct Response.
Brian C. Harriss        51     Senior Vice President and Chief Financial Officer since June       1999
                               1999. From 1998 to 1999, Mr. Harriss was a Managing Director
                               of Dailey Capital Management, L.P., a venture capital fund, and Chief Operating Officer of E-Bidding Inc., an internet
                               e-commerce freight Website. From 1997 to 1998, Mr. Harriss served as the Vice President of Corporate Development at The
                               Reader's Digest Association, Inc. From 1994 to 1996, Mr.
                               Harriss was the Chief Financial Officer of The Thompson
                               Minwax Company. Prior thereto, Mr. Harriss held various
                               financial positions with Cadbury Schweppes PLC, Tambrands,
                               Inc. and Pepsico, Inc.
Richard B. Hoffmann     53     President and Chief Operating Officer of Hanover Brands            1999
                               since August 1999 and Senior Vice President and Chief
                               Marketing Officer of the Company since March 1998. Prior to
                               March 1998, Mr. Hoffmann was engaged in private marketing
                               consulting from March 1997. Mr. Hoffmann was President and
                               Chief Operating Officer of Jayhawk Acceptance Corporation
                               from February 1996 to March 1997. Prior to February 1996,
                               Mr. Hoffmann was a Senior Vice President at Fingerhut
                               Companies, Inc.
Michael D. Contino      39     Senior Vice President and Chief Information Officer since          1996
                               December 1996. Mr. Contino joined the Company in 1995 as
                               Director of Computer Operations and Telecommunications.
                               Prior to 1995, Mr. Contino was the Senior Manager of I.S.
                               Operations at New Hampton, Inc., a subsidiary of Spiegel,
                               Inc.
Ralph Bulle             50     Senior Vice President -- Human Resources since June 1996.          1996
                               Mr. Bulle joined the Company in 1993 as Vice
                               President -- Human Resources. Prior to 1993, Mr. Bulle was
                               Senior Vice President -- Operations & Human Resources for
                               Seaman Furniture Company.
Curt B. Johnson         44     Senior Vice President and General Counsel since December           1999
                               1999 and Secretary since March 2000. From 1998 to 1999, Mr.
                               Johnson was the General Counsel of PharMerica, Inc., a
                               Tampa-based institutional pharmacy company. From 1995 to
                               1998, Mr. Johnson was the General Counsel of Counsel Corp.,
                               a Toronto-based venture capital company. For ten years prior thereto, he held various legal positions with American
                               Express, including head of the Technology Law Group.
William C. Kingsford    53     Vice President and Corporate Controller since May 1997.            1997
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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

                                                                           PAGE
                                                                           NO.
                                                                           ----
         1.  Index to Financial Statements
             Report of Independent Public Accountants -- Hanover Direct,
             Inc. and Subsidiaries Financial Statements..................    18
             Consolidated Balance Sheets as of December 25, 1999 and
             December 26, 1998...........................................    19
             Consolidated Statements of Income (Loss) for the years ended
             December 25, 1999, December 26, 1998 and December 27,
             1997........................................................    20
             Consolidated Statements of Cash Flows for the years ended
             December 25, 1999, December 26, 1998 and December 27,
             1997........................................................    21
             Consolidated Statements of Shareholders' Equity for the
             years ended December 27, 1997, December 26, 1998 and
             December 25, 1999...........................................    22
             Notes to Consolidated Financial Statements for the years
             ended December 25, 1999, December 26, 1998 and December 27,
             1997........................................................    23
             Supplementary Data:
             Selected quarterly financial information (unaudited) for the two fiscal years ended December 25, 1999 and December 25,
             1998........................................................    41
         2.  Index to Financial Statement Schedule
             Schedule II -- Valuation and Qualifying Accounts for the
             years ended December 25, 1999, December 26, 1998 and
             December 27, 1997...........................................    52
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

     (b) Reports on Form 8-K:  None.

     (c) Exhibits required by Item 601 of Regulation S-K:

         See Exhibit Index.

     (d) Financial Statement Schedules:

         See (a) 2. above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 23, 2000                 HANOVER DIRECT, INC.
                                      (registrant)

                                      By: /s/ RAKESH K. KAUL
                                        ----------------------------------------
                                             Rakesh K. Kaul
                                             President and Chief
                                             Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated below.

PRINCIPAL FINANCIAL OFFICER:

                   /s/ BRIAN C. HARRISS
  ------------------------------------------------------
                     Brian C. Harriss
                 Senior Vice President and
                  Chief Financial Officer

Board of Directors:


/s/ RALPH DESTINO                                                 /s/ SHAILESH J. MEHTA
  --------------------------------------------------------        ------------------------------------------------------
       Ralph Destino, Director                                    Shailesh J. Mehta, Director
  /s/ J. DAVID HAKMAN                                             /s/ JAN P. DU PLESSIS
  --------------------------------------------------------        ------------------------------------------------------
         J. David Hakman, Director                                Jan P. du Plessis, Director
  /s/ RAKESH K. KAUL
  --------------------------------------------------------        ------------------------------------------------------
         Rakesh K. Kaul, Director                                 Alan G. Quasha, Director
  /s/ JUNE R. KLEIN                                               /s/ BASIL P. REGAN
  --------------------------------------------------------        ------------------------------------------------------
         June R. Klein, Director                                  Basil P. Regan, Director
  /s/ THEODORE H. KRUTTSCHNITT
  --------------------------------------------------------        ------------------------------------------------------
      Theodore H. Kruttschnitt, Director                          Howard M.S. Tanner, Director
  /s/ KENNETH KRUSHEL                                             /s/ ROBERT F. WRIGHT
  --------------------------------------------------------        ------------------------------------------------------
        Kenneth Krushel, Director                                 Robert F. Wright, Director

Date:  March 23, 2000

                                 EXHIBIT INDEX

EXHIBIT NUMBER
 ITEM 601 OF                                                                               PAGE
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE    NO.
--------------  -----------------------------------------------------------------------    ----
     2.1        Asset Purchase Agreement dated as of December 1, 1994 among the
                Company, LWI Holdings, Inc., Bankers Trust Company, Leichtung, Inc. and
                DRI Industries, Inc. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 31, 1994.
     2.2        Stock Purchase Agreement dated as of February 16, 1995 among the
                Company, Hanover Holdings, Inc., Aegis Safety Holdings, Inc., F.L.
                Holdings, Inc., Roland A.E. Franklin, Martin E. Franklin, Jonathan
                Franklin, Floyd Hall, Frederick Field, Homer G. Williams, Frank
                Martucci, Norm Thompson Outfitters, Inc. and Capital Consultants, Inc.
                (as agent) (collectively, the "Aegis Sellers"). Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
     2.3        Stock Purchase Agreement dated as of May 19, 1995 by and among the
                Company, Austad Holdings, Inc. ("AHI"), The Austad Company ("TAC"),
                David B. Austad ("DBA"), Denise Austad ("DA"), David Austad, as
                custodian ("DBAC"), Oscar Austad, Dorothy Austad, Randall Austad,
                Kristi Austad, Lori Miller, Robin Miller, Kerri Derenge, Sharon Stahl,
                Lori Miller, as custodian, Dorothy Austad, as attorney-in-fact, and
                Kara Miller (collectively, the "Austad Individuals"). Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 30, 1995.
     2.4        Agreement and Plan of Corporate Separation and Reorganization dated as of February 16, 1996 by and among the Company, AHI, TAC, DBA, DBAC, and
                DA. Incorporated by reference to the Company's Annual Report on Form
                10-K for the year ended December 30, 1995.
     2.5        Asset Sale Agreement, dated as of August 19, 1999, and First Amendment dated October 5, 1999 between the Company, AHI and TAC and Euclid
                Logistics, Inc. FILED HEREWITH.
     2.6        Intentionally Omitted.
     2.7        The Shopper's Edge, LLC Purchase Agreement, dated as of December 25,
                1999, between Hanover Brands, Inc. and Far Services, LLC. FILED
                HEREWITH.
     3.1        Restated Certificate of Incorporation. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 28,
                1996.
     3.2        Certificate of Correction filed to correct a certain error in the
                Restated Certificate of Incorporation. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 26,
                1998.
     3.3        Certificate of Amendment to Certificate of Incorporation dated May 28,
                1999. FILED HEREWITH.
     3.4        Certificate of Correction Filed to Correct a Certain Error in the
                Restated Certificate of Incorporation dated August 26, 1999. FILED
                HEREWITH.
     3.5        By-laws. Incorporated by reference to the Company's Quarterly Report on
                Form 10-Q for the quarterly period ended September 27, 1997.
     4.1        Warrant Agreement dated as of October 25, 1991 ("NAR Warrant") between the Company* and NAR Group Limited ("NAR") for 279,110 shares of Common
                Stock. FILED HEREWITH.
     4.2        Registration Rights Agreement dated as of July 8, 1991 among the
                Company*, NAR and Intercontinental Mining & Resources Limited ("IMR").
                FILED HEREWITH.
     4.3        Warrant Agreement dated as of January 1, 1994 between the Company and
                Sears Shop At Home Services, Inc. ("Sears"). Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
                31, 1994.
     4.4        Registration Rights Agreement dated as of February 16, 1995 among the
                Company and the Aegis Sellers. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 31,
                1994.
     4.5        Warrant Agreement dated as of July 8, 1991 between the Company and IMR for 1,750,000 shares of Common Stock. FILED HEREWITH
     4.6        Warrant Agreement dated as of October 25, 1991 between the Company and
                NAR for 931,791 shares of Common Stock. FILED HEREWITH
     4.7        Second Amendment to Warrant Agreement and Warrant Certificate for
                931,791 shares of Common Stock, between the Company and NAR dated as of
                November 13, 1995. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 30, 1995.
     4.8        First Amendment to Warrant Agreement and Warrant Certificate for
                1,750,000 shares of Common Stock, between the Company and IMR dated as of November 13, 1995. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 30, 1995.
     4.9        First Amendment to Warrant Agreement and Warrant Certificate for
                279,110 shares of Common Stock, between the Company and NAR dated as of
                November 13, 1995. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 30, 1995.

EXHIBIT NUMBER
 ITEM 601 OF                                                                               PAGE
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE    NO.
--------------  -----------------------------------------------------------------------    ----
     4.10       Second Amendment to Warrant Agreement between the Company and IMR dated as of August 23, 1996. Incorporated by reference to the Company's
                Annual Report on Form 10-K for the year ended December 28, 1996.
     4.11       Second Amendment to Warrant Agreement between the Company and NAR dated as of August 23, 1996. Incorporated by reference to the Company's
                Annual Report on Form 10-K for the year ended December 28, 1996.
     4.12       Third Amendment to Warrant Agreement between the Company and NAR dated as of August 23, 1996. Incorporated by reference to the Company's
                Annual Report on Form 10-K for the year ended December 28, 1996.
     10.1       Stock Option Plan, as amended. Incorporated by reference to the
                Company's* Annual Report on Form 10-K for the fiscal year ended
                December 28, 1991.
     10.2       Account Purchase Agreement dated as of December 21, 1992 among the
                Company*, Hanover Direct Pennsylvania, Inc. ("HDPI"), Brawn of
                California, Inc. ("Brawn") and General Electric Capital Corporation
                ("GECC"). Incorporated by reference to the Company's* Annual Report on
                Form 10-K for the fiscal year ended December 26, 1992.
     10.3       Amendment No. 1 to the Account Purchase Agreement dated as of July 12,
                1993 among the Company*, HDPI, Brawn, Gump's By Mail, Gump's, Gump's
                Holdings and GECC. FILED HEREWITH.
     10.4       Amendment No. 2 to the Account Purchase Agreement dated as of June 1,
                1995 among the Company, HDPI, Brawn, Gump's, Gump's By Mail, Gump's
                Holdings and GECC. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 30, 1995.
     10.5       Waiver and Amendment No. 3 to the Account Purchase Agreement dated as of December 14, 1995 among the Company, HDPI, Brawn and GECC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 30, 1995.
     10.6       Amendment No. 4 to the Amended and Restated Account Purchase Agreement
                dated as of June 28, 1996 among the Company, HDPI, Brawn, Gump's,
                Gump's by Mail, Gump's Holdings and GECC. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
                28, 1996.
     10.7       Form of Stock Option Agreement between the Company* and certain
                Directors of the Company, as amended. Incorporated by reference to the
                Company's* Annual Report on Form 10-K for the fiscal year ended
                December 28, 1991.
     10.8       Termination of Employment Agreement and Employment and Consulting
                Agreement dated as of December 31, 1995 between the Company and Jack E.
                Rosenfeld. Incorporated by reference to the Company's Annual Report on
                Form 10-K for the year ended December 28, 1996.
     10.9       Registration Rights Agreement between the Company and Rakesh K. Kaul, dated as of August 23, 1996. Incorporated by reference to the Company's
                Annual Report on Form 10-K for the year ended December 28, 1996.
    10.10       Form of Indemnification Agreement among the Company* and each of the
                Company's directors and executive officers. FILED HEREWITH.
    10.11       Letter Agreement dated May 5, 1989 among the Company*, Theodore H.
                Kruttschnitt, J. David Hakman and Edmund R. Manwell. Incorporated by
                reference to the Company's* Current Report on Form 8-K dated May 10,
                1989.
    10.12       Hanover Direct, Inc. Savings Plan as amended. FILED HEREWITH.
    10.13       Restricted Stock Award Plan. FILED HEREWITH.
    10.14       All Employee Equity Investment Plan. FILED HEREWITH.
    10.15       Executive Equity Incentive Plan, as amended. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
                28, 1996.
    10.16       Form of Supplemental Retirement Plan. FILED HEREWITH.
    10.17       1996 Stock Option Plan, as amended. Incorporated by reference to the
                Company's 1997 Proxy Statement.
    10.18       Stock Option Agreement dated as of February 9, 1996 between the Company and Ralph Destino. FILED HEREWITH.
    10.19       Stock Option Agreement dated as of February 9, 1996 between the Company and Elizabeth Valk Long. FILED HEREWITH.
    10.20       Stock Option Agreement dated as of February 9, 1996 between the Company and Robert F. Wright. FILED HEREWITH.

EXHIBIT NUMBER
 ITEM 601 OF                                                                               PAGE
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE    NO.
--------------  -----------------------------------------------------------------------    ----
    10.21       1999 Stock Option Plan for Directors. FILED HEREWITH.
    10.22       Intentionally omitted.
    10.23       Loan and Security Agreement dated as of November 14, 1995 by and among
                Congress Financial Corporation ("Congress"), Hanover Direct
                Pennsylvania, Inc. ("HDPA"), Brawn of California, Inc. ("Brawn"),
                Gump's by Mail, Inc. ("Gump's by Mail"), Gump's Corp.("Gump's"), The
                Company Store, Inc. ("The Company Store") , Tweeds, Inc. ("Tweeds"),
                LWI Holdings, Inc.("LWI"), Aegis Catalog Corporation ("Aegis"), Hanover
                Direct Virginia, Inc. ("HDVA") and Hanover Realty Inc. ("Hanover
                Realty"). Incorporated by reference to the Company's Annual Report on
                Form 10-K for the year ended December 30, 1995.
    10.24       First Amendment to Loan and Security Agreement dated as of February 22,
                1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.25       Second Amendment to Loan and Security Agreement dated as of April 16,
                1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and Austad.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.26       Third Amendment to Loan and Security Agreement dated as of May 24, 1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The Company
                Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and Austad.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.27       Fourth Amendment to Loan and Security Agreement dated as of May 31,
                1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and Austad.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.28       Fifth Amendment to Loan and Security Agreement dated as of September
                11, 1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and Austad.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.29       Sixth Amendment to Loan and Security Agreement dated as of December 5,
                1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and Austad.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.30       Seventh Amendment to Loan and Security Agreement dated as of December
                18, 1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and Austad.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.31       Eighth Amendment to Loan and Security Agreement dated as of March 26,
                1997 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and Austad.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 26, 1998.
    10.32       Ninth Amendment to Loan and Security Agreement dated as of April 18,
                1997 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and Austad.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 26, 1998.
    10.33       Tenth Amendment to Loan and Security Agreement dated as of October 31,
                1997 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and Austad.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 26, 1998.
    10.34       Eleventh Amendment to Loan and Security Agreement dated as of March 25,
                1998 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and Austad.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 26, 1998.
    10.35       Twelfth Amendment to Loan and Security Agreement dated as of September
                30, 1998 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and Austad.
                FILED HEREWITH.
    10.36       Thirteenth Amendment to Loan and Security Agreement dated as of
                September 30, 1998 by and among Congress, HDPA, Brawn, Gump's by Mail,
                Gump's, The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and
                Austad. FILED HEREWITH.

EXHIBIT NUMBER
 ITEM 601 OF                                                                               PAGE
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE    NO.
--------------  -----------------------------------------------------------------------    ----
    10.37       Fourteenth Amendment to Loan and Security Agreement dated as of
                February 28, 2000 by and among Congress, HDPA, Brawn, Gump's by Mail,
                Gump's, The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and
                Austad. FILED HEREWITH.
    10.38       Subordination Agreement, dated as of November 14, 1995, among Congress,
                IMR, and the Trustee. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 30, 1995.
    10.39       Long-Term Incentive Plan for Rakesh K. Kaul. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
                28, 1996.
    10.40       Short-Term Incentive Plan for Rakesh K. Kaul. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
                28, 1996.
    10.41       Employment Agreement dated as of March 7, 1996 between the Company and
                Rakesh K. Kaul. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.42       Tandem Option Plan dated as of August 23, 1996 between the Company and
                Rakesh K. Kaul. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.43       Closing Price Option dated as of August 23, 1996 between the Company and Rakesh K. Kaul. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.44       Performance Price Option dated as of August 23, 1996 between the
                Company and Rakesh K. Kaul. Incorporated by reference to the Company's
                Annual Report on Form 10-K for the year ended December 28, 1996.
    10.45       Six-Year Stock Option dated as of August 23, 1996 between NAR and
                Rakesh K. Kaul. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.46       Seven-Year Stock Option dated as of August 23, 1996 between NAR and
                Rakesh K. Kaul. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.47       Eight-Year Stock Option dated as of August 23, 1996 between NAR and
                Rakesh K. Kaul. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.48       Nine-Year Stock Option dated as of August 23, 1996 between NAR and
                Rakesh K. Kaul. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.49       Letter of Credit, dated December 18, 1996, from Swiss Bank Corporation,
                New York Branch in favor of Fleet National Bank, as trustee.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.50       Substitute Letter of Credit, dated February 18, 1998, from Swiss Bank
                Corporation, Stamford Branch ("Swiss Bank") in favor of State Street
                Bank and Trust Company, as trustee. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 26,
                1998.
    10.51       Amendment dated as of March 26, 1999, to Letter of Credit. FILED
                HEREWITH.
    10.52       Reimbursement Agreement, dated as of December 18, 1996, by and between
                Swiss Bank and the Company. Incorporated by reference to the Company's
                Annual Report on Form 10-K for the year ended December 28, 1996.
    10.53       First Amendment, dated as of February 18, 1998, to Reimbursement
                Agreement, by and between Swiss Bank and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 26, 1998.
    10.54       Second Amendment, dated as of March 26, 1999, to Reimbursement
                Agreement between the Company and UBS AG. FILED HEREWITH.
    10.55       Hanover Indemnity Agreement, dated as of December 18, 1996, between
                Richemont Finance S.A. ("Richemont") and the Company, HDPI, Brawn,
                Gump's, Gump's by Mail, The Company Store, Tweeds, LWI, Aegis, HDVA and
                Hanover Realty. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.56       First Amendment, dated as of February 18, 1998, to Indemnity Agreement between the Company and Richemont. FILED HEREWITH.
    10.57       Second Amendment, dated as of March 26, 1999, to Indemnity Agreement between the Company and Richemont. FILED HEREWITH.
    10.58       Subordination Agreement, dated as of December 18, 1996, between
                Congress and Swiss Bank. Incorporated by reference to the Company's
                Annual Report on Form 10-K for the year ended December 28, 1996.

EXHIBIT NUMBER
 ITEM 601 OF                                                                               PAGE
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE    NO.
--------------  -----------------------------------------------------------------------    ----
    10.59       Subordination Agreement, dated as of December 18, 1996 between Congress and Richemont. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.60       Series A Note Agreement, dated as of November 9, 1994, between the
                Company and Norwest Bank Minnesota, N.A. ("Norwest"), as trustee.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.61       First Supplemental Series A Note Agreement, dated as of December 29,
                1995, between the Company and Norwest. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 28,
                1996.
    10.62       Second Supplemental Series A Note Agreement, dated as of December 18,
                1996, between the Company and Norwest. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 28,
                1996.
    10.63       $10,000,000 Series A Note, dated as of November 9, 1994 and made by the
                Company. Incorporated by reference to the Company's Annual Report on
                Form 10-K for the year ended December 28, 1996.
    10.64       First Amendment, dated as of December 29, 1995, to Series A Note made by the Company. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.65       Second Amendment, dated December 18, 1996, to Series A Note made by the
                Company. Incorporated by reference to the Company's Annual Report on
                Form 10-K for the year ended December 28, 1996.
    10.66       Placement Agreement, dated as of November 9, 1994, by and between the
                Company and NationsBank of North Carolina, N.A. Incorporated by
                reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.67       First Amendment, dated as of December 29, 1995, to Placement Agreement by and between the Company and NationsBank of North Carolina, N.A.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.68       Second Amendment, dated as of December 18, 1996, to Placement Agreement by and between the Company and NationsBank of North Carolina, N.A.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.69       Remarketing and Interest Services Agreement, dated as of November 9,
                1994, by and between the Company and NationsBank of North Carolina,
                N.A. Incorporated by reference to the Company's Annual Report on Form
                10-K for the year ended December 28, 1996.
    10.70       First Amendment, dated as of December 29, 1995, to Remarketing and
                Interest Services Agreement by and between the Company and NationsBank of North Carolina, N.A. Incorporated by reference to the Company's
                Annual Report on Form 10-K for the year ended December 28, 1996.
    10.71       Second Amendment, dated as of December 18, 1996, to Remarketing and
                Interest Services Agreement by and between the Company and NationsBank of North Carolina, N.A. Incorporated by reference to the Company's
                Annual Report on Form 10-K for the year ended December 28, 1996.
    10.72       Series A Letter of Credit, dated as of December 18, 1996, issued by
                Swiss Bank. Incorporated by reference to the Company's Annual Report on
                Form 10-K for the year ended December 28, 1996.
    10.73       Amendment, dated as of February 18, 1998, to Series A Letter of Credit between Swiss Bank and Norwest. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 26,
                1998.
    10.74       Second Amendment, dated as of March 26, 1999, to Series A Letter of
                Credit. FILED HEREWITH.
    10.75       Series B Note Agreement, dated as of April 25, 1995, between the
                Company and Norwest. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.76       First Supplemental Series B Note Agreement, dated as of December 29,
                1995. Incorporated by reference to the Company's Annual Report on Form
                10-K for the year ended December 28, 1996.
    10.77       Second Supplemental Series B Note Agreement, dated as of December 18,
                1996, between the Company and Norwest Bank. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
                28, 1996.
    10.78       $10,000,000 Series B Note, dated as of April 27, 1995 and made by the
                Company. Incorporated by reference to the Company's Annual Report on
                Form 10-K for the year ended December 28, 1996.
    10.79       First Amendment, dated December 29, 1995, to Series B Note made by the
                Company. Incorporated by reference to the Company's Annual Report on
                Form 10-K for the year ended December 28, 1996.
    10.80       Second Amendment, dated December 18, 1996, to Series B Note made by the
                Company. Incorporated by reference to the Company's Annual Report on
                Form 10-K for the year ended December 28, 1996.

EXHIBIT NUMBER
 ITEM 601 OF                                                                               PAGE
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE    NO.
--------------  -----------------------------------------------------------------------    ----
    10.81       Series B Letter of Credit, dated as of December 18, 1996, issued by
                Swiss Bank. Incorporated by reference to the Company's Annual Report on
                Form 10-K for the year ended December 28, 1996.
    10.82       Amendment, dated as of February 18, 1998, to Series B Letter of Credit between Swiss Bank and Norwest. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 26,
                1998.
    10.83       Second Amendment, dated as of March 26, 1999, to Series B Letter of
                Credit. FILED HEREWITH.
    10.84       NAR Promissory Note dated as of September 11, 1996. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.85       Stock Purchase Agreement, dated as of November 4, 1997, by and between the Company and SMALLCAP World Fund, Inc. ("SMALLCAP") Incorporated by
                reference to the Company's Annual Report on Form 10-K for the year ended December 26, 1998.
    10.86       Registration Rights Agreement, dated as of November 4, 1997, by and between the Company and SMALLCAP. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 26,
                1998.
    10.87       Richemont Extension of Guaranty. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 26,
                1998.
    10.88       Unsecured Line of Credit and Promissory Note dated March 1, 2000 given by the Company to Richemont. FILED HEREWITH.
    10.89       Agreement, dated March 26, 1999, between the Company and Richemont.
                FILED HEREWITH.
    10.90       Letter Agreement, dated February 4, 1999, between the Company and UBS
                AG. FILED HEREWITH.
     21.1       Subsidiaries of the Registrant. FILED HEREWITH.
     23.1       Consent of Independent Public Accountants. FILED HEREWITH.
     27.1       Financial Data Schedule. **/FILED HEREWITH.

---------------
 * Hanover Direct, Inc., a Delaware corporation, is the successor by merger to The Horn & Hardart Company and The Hanover Companies.

** EDGAR filing only.

                                                                     SCHEDULE II

                              HANOVER DIRECT, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998
                             AND DECEMBER 27, 1997
                           (IN THOUSANDS OF DOLLARS)

                      COLUMN A                         COLUMN B             COLUMN C              COLUMN D       COLUMN E
                      --------                         --------             --------             ----------     ----------
                                                                            ADDITIONS
                                                                   ---------------------------
                                                      BALANCE AT   CHARGED TO     CHARGED TO                    BALANCE AT
                                                      BEGINNING    COSTS AND    OTHER ACCOUNTS   DEDUCTIONS       END OF
DESCRIPTION                                           OF PERIOD     EXPENSES       DESCRIBE       DESCRIBE        PERIOD
-----------                                           ----------   ----------   --------------   ----------     ----------
1999:
Allowance for Doubtful Accounts Receivable, Current    $ 4,035      $ 2,817                       $ 2,940(1)    $    3,912
Reserves for Discontinued Operations                       982                                        133(2)           849
Restructuring Reserve                                    3,286          607                         1,594(3)         2,299
Reserves for Sales Returns                               4,778        9,915                        10,013(2)         4,680
Deferred Tax Asset Valuation                            94,700                       2,800(4)

1998:
Allowance for Doubtful Accounts Receivable, Current      4,755        3,278                         3,998(1)         4,035
Reserves for Discontinued Operations                     1,354                                        372(2)           982
Restructuring Reserve                                    5,424                                      2,138(2)         3,286
Reserves for Sales Returns                               6,043       14,755                        16,020(2)         4,778
Deferred Tax Asset Valuation Allowance                  80,100                      14,600(4)                       94,700

1997:
Allowance for Doubtful Accounts Receivable, Current      6,419        3,973                         5,637(1)         4,755
Reserves for Discontinued Operations                     1,722                                        368(2)         1,354
Restructuring Reserve                                    9,504         (400)                        3,680(2)         5,424
Reserves for Sales Returns                               9,036       76,507                        79,500(2)         6,043
Deferred Tax Asset Valuation Allowance                  82,600                     (2,500)(4)                       80,100
Allowance for Net Unrealized Losses on Convertible
  Debt Securities                                        1,888                                      1,888(1)            --

---------------
(1) Accounts written-off.

(2) Utilization of reserves.

(3) Utilization of reserves ($1,131) and reversal of reserves ($463).

(4) Represents the change in the valuation allowance offset by the change in the gross tax asset.