Form 10-Q
period 2000-03-25
HANOVER DIRECT INC
filed 2000-05-09
CIK 320333

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 25, 2000

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

Common stock, par value $.66 2/3 per share: 213,438,195 shares outstanding as of May 1, 2000.

                              HANOVER DIRECT, INC.

                                TABLE OF CONTENTS

Part I - Financial Information                                                           Page
                                                                                         ----

    Item 1.  Financial Statements
       Condensed Consolidated Balance Sheets -
         March 25, 2000 and December 25, 1999..........................................   3

       Condensed Consolidated Statements of Income (Loss) - thirteen weeks ended
         March 25, 2000 and March 27, 1999.............................................   5

       Condensed Consolidated Statements of Cash Flows - thirteen weeks ended
         March 25, 2000 and March 27, 1999.............................................   6

       Notes to Condensed Consolidated Financial Statements............................   7

    Item 2.  Management's Discussion and Analysis of Financial Condition and
        Results of Operations..........................................................  11

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk................  16

Part II - Other Information

    Item 1.  Legal Proceedings.........................................................  17

    Item 4.  Submission of Matters to a Vote of Security Holders.......................  17

    Item 6.  Exhibits and Reports on Form 8-K..........................................  18

Signature..............................................................................  19

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                               MARCH 25,             DECEMBER 25,
                                                                                 2000                     1999
                                                                              -----------           --------------
ASSETS

Current Assets:
     Cash and cash equivalents                                                 $  3,376                $  2,849
     Accounts receivable, net                                                    26,820                  29,287
     Inventories                                                                 55,892                  54,816
     Prepaid catalog costs                                                       24,702                  20,305
     Deferred tax asset, net                                                      3,300                   3,300
     Other current assets                                                         2,950                   2,935
                                                                               --------                --------
                          Total Current Assets                                  117,040                 113,492
                                                                               --------                --------

Property and equipment, at cost:
     Land                                                                         4,634                   4,634
     Buildings and building improvements                                         23,289                  23,269
     Leasehold improvements                                                       9,687                   9,491
     Furniture, fixtures and equipment                                           55,798                  53,863
     Construction in progress                                                       473                   1,990
                                                                               --------                --------
                                                                                 93,881                  93,247
     Accumulated depreciation and amortization                                  (48,586)                (46,360)
                                                                               --------                --------
     Property and equipment, net                                                 45,295                  46,887

     Goodwill, net                                                               16,205                  16,336
     Deferred tax asset, net                                                     11,700                  11,700
     Other assets                                                                 1,824                   3,004
                                                                               --------                --------
                          Total Assets                                         $192,064                $191,419
                                                                               ========                ========

           See notes to condensed consolidated financial statements.

                     HANOVER DIRECT, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                         MARCH 25,             DECEMBER 25,
                                                                                           2000                    1999
                                                                                        -----------           --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short-term borrowings                                                                $    5,000             $       --
    Current portion of long-term debt and capital lease obligations                           3,707                  3,257
    Accounts payable                                                                         59,673                 63,549
    Accrued liabilities                                                                      24,317                 24,284
    Customer prepayments and credits                                                          4,741                  4,412
                                                                                         ----------             ----------
                 Total Current Liabilities                                                   97,438                 95,502
                                                                                         ----------             ----------

Non-current Liabilities:
    Long-term debt                                                                           50,690                 39,578
    Other liabilities                                                                         2,477                  2,474
                                                                                         ----------             ----------
                 Total Non-current Liabilities                                               53,167                 42,052
                                                                                         ----------             ----------
                 Total Liabilities                                                          150,605                137,554
                                                                                         ----------             ----------

Shareholders' Equity:
    Series B Convertible Additional Preferred Stock, $10 stated
      value, authorized, issued and outstanding: none at March 25,
      2000 and 634,900 shares at December 25, 1999                                               --                  6,318
    Common Stock, $.66 2/3 par value, authorized 300,000,000 shares;
      issued 213,961,498 shares at March 25, 2000 and 211,519,511
      shares at December 25,1999                                                            142,641                141,013
    Capital in excess of par value                                                          306,907                301,088
    Accumulated deficit                                                                    (404,298)              (390,763)
                                                                                         ----------             ----------
                                                                                             45,250                 57,656
Less:
    Treasury stock, at cost (652,552 shares at March 25, 2000 and
      December 25, 1999)                                                                    (1,829)                (1,829)
    Notes receivable from sale of Common Stock                                              (1,962)                (1,962)
                                                                                         ----------             ----------
                 Total Shareholders' Equity                                                  41,459                 53,865
                                                                                         ----------             ----------

                 Total Liabilities and Shareholders' Equity                              $  192,064               $191,419
                                                                                         ==========             ==========



           See notes to condensed consolidated financial statements.

                     HANOVER DIRECT, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                FOR THE 13 WEEKS ENDED
                                                                           ---------------------------------
                                                                           MARCH 25,               MARCH 27,
                                                                             2000                    1999
                                                                           ---------               ---------

Net Revenues                                                               $ 130,150               $ 127,714
                                                                           ---------               ---------

Operating costs and expenses:
    Cost of sales and operating expenses                                      88,230                  81,904
    Selling expenses                                                          31,967                  31,946
    General and administrative expenses                                       17,853                  14,447
    Depreciation and amortization                                              2,459                   2,301
                                                                           ---------               ---------
                                                                             140,509                 130,598
                                                                           ---------               ---------

(Loss) from operations                                                      (10,359)                 (2,884)
                                                                           ---------               ---------

    Interest expense, net                                                      3,014                   1,147
                                                                           ---------               ---------
(Loss) before income taxes                                                  (13,373)                 (4,031)
    Income tax provision                                                          75                     193
                                                                           ---------               ---------
Net (loss)                                                                  (13,448)                 (4,224)

Preferred stock dividends                                                         87                     159
                                                                           ---------               ---------
Net (loss) applicable to common shareholders                               $(13,535)               $ (4,383)
                                                                           =========               =========

Net (loss) per share:
     Net (loss) per share - basic and diluted                              $   (.06)               $   (.02)
                                                                           =========               =========
     Weighted average common shares outstanding -
      basic and diluted (thousands)                                          211,930                 210,445
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

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                          FOR THE 13 WEEKS ENDED
                                                                        --------------------------

                                                                        MARCH 25,        MARCH 27,
                                                                          2000             1999
                                                                        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                              $(13,448)       $ (4,224)
Adjustments to reconcile net (loss) to net cash (used)
    by operating activities:
    Depreciation and amortization, including deferred fees                 4,143           2,616
    Provision for doubtful accounts                                          784             807
    Compensation expense related to stock options                            797             799
Changes in assets and liabilities:
    Accounts receivable                                                    1,683           3,023
    Inventories                                                           (1,076)          5,099
    Prepaid catalog costs                                                 (4,397)         (5,156)
    Accounts payable                                                      (3,876)        (20,490)
    Accrued liabilities                                                    1,356            (201)
    Customer prepayments and credits                                         329             519
    Other, net                                                                26            (429)
                                                                        ---------       ---------
Net cash (used) by operating activities                                  (13,679)        (17,637)
                                                                        ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of property and equipment                                  (623)           (404)
    Proceeds from sale of Blue Ridge Associates                              838              --
                                                                        ---------       ---------
Net cash provided (used) by investing activities                             215            (404)
                                                                        ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under Congress revolving loan facility               $ 23,252        $  9,915
    Net borrowings (payments) under Congress term loan facility           12,325            (375)
    Borrowings under Richemont line of credit facility                     5,000              --
    Redemption of Term Financing Facility                                (16,000)             --
    Redemption of Industrial Revenue Bonds                                (8,000)             --
    Payment of debt issuance costs                                        (1,899)             --
    Proceeds from issuance of Common Stock                                   301              22
    Series B Convertible Additional Preferred Stock dividends               (920)             --
    Other, net                                                               (68)           (118)
                                                                        ---------       ---------
Net cash provided by financing activities                                 13,991           9,444
                                                                        ---------       ---------
Net decrease in cash and cash equivalents                                    527          (8,597)
Cash and cash equivalents at the beginning of the year                     2,849          12,207
                                                                        ---------       ---------
Cash and cash equivalents at the end of the period                      $  3,376        $  3,610
                                                                        =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
    Interest                                                            $  1,488        $    801
                                                                        =========       ---------
    Income taxes                                                        $     88        $    374
                                                                        =========       =========
 Non-cash investing and financing activities:
    Capital lease obligations                                           $     84        $     82
                                                                        =========       =========
    Redemption of Series B Convertible Additional Preferred Stock       $  6,349        $     --
                                                                        =========       =========

            See notes to condensed consolidated financial statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Reference should be made to the annual financial statements, including the footnotes thereto, included in the Hanover Direct, Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended December 25, 1999. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial condition, results of operations and cash flows of the Company and its consolidated subsidiaries for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.       RETAINED EARNINGS RESTRICTIONS

         The Company is restricted from paying dividends at any time on its Common Stock or from acquiring its capital stock by certain debt covenants contained in agreements to which the Company is a party.

3.       NET (LOSS) PER SHARE

         Net (loss) per share is computed using the weighted average number of common shares outstanding in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." As a net loss was incurred for the periods reported in the accompanying condensed consolidated statements of income (loss), the weighted average number of shares used in the calculation for both basic and diluted net loss per share excludes stock options and convertible preferred stock.

4.       DISPOSITION OF BLUE RIDGE ASSOCIATES

         In February 2000, the Company sold its 50% partnership interest in Blue Ridge Associates ("Blue Ridge"), a partnership that owned an apparel distribution center in Roanoke, VA, to the holder, an unrelated third party, of the other 50% for $0.8 million. Since the proceeds approximated the Company's carrying value of its investment in Blue Ridge, no gain or loss on sale was recognized.

5.       SEGMENT REPORTING

         The Company has two reportable segments according to the criteria established by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information": direct commerce and business-to-business ("B-to-B") services. The direct commerce segment is comprised of the Company's portfolio of branded specialty mail-order catalogs and connected Internet Web sites, as well as its retail operations, all of which market products directly to the consumer. Revenues for the direct commerce segment are derived primarily from the sale of merchandise through the Company's catalogs, Internet Web sites and retail outlets. Revenues for the direct commerce segment are also derived from the Company's various upsell initiatives. The B-to-B services segment represents the Company's e-commerce support and fulfillment operations. Revenues for the B-to-B services segment are derived primarily from e-commerce transaction services, such as order processing, customer care, and shipping and distribution services that are provided to both third parties and the direct commerce segment. The B-to-B services segment provides the aforementioned services to the direct commerce segment in accordance with an intercompany service agreement.

         The Company's management reviews income (loss) from operations to evaluate performance and allocate resources.

         Reportable segment data were as follows (in thousands of dollars):

RESULTS FOR THE 1ST  QUARTER                     DIRECT              B-TO-B         ELIMINATIONS/
ENDED MARCH 25, 2000:                           COMMERCE            SERVICES          ALL OTHER         CONSOLIDATED
                                             ----------------   -----------------  ----------------   -----------------
Revenues from External Customers             $       123,604    $          6,546   $            --    $        130,150
Inter-segment Revenues                                    --              23,098           (23,098)                 --

Income/ (Loss) from Operations                          (275)             (7,773)           (2,311)            (10,359)
Interest Income/(Expense)                             (1,518)             (1,100)             (396)             (3,014)
                                             ----------------   -----------------  ----------------   -----------------
Income/ (Loss) before Income Taxes           $        (1,793)   $         (8,873)  $        (2,707)   $        (13,373)
                                             ================   =================  ================   =================



RESULTS FOR THE 1ST  QUARTER
ENDED MARCH 27, 1999:

Revenues from External Customers             $       127,013    $            701   $            --    $        127,714
Inter-segment Revenues                                    --              25,017           (25,017)                 --

Income/ (Loss) from Operations                           706              (3,590)               --              (2,884)
Interest Income/(Expense)                               (294)               (853)               --              (1,147)
                                             ----------------   -----------------  ----------------   -----------------
Income/ (Loss) before Income Taxes           $           412    $         (4,443)  $            --    $         (4,031)
                                             ================   =================  ================   =================


         During the first quarter of 2000, the Company, as part of its ongoing strategic initiative to reposition itself as both a specialty direct marketer and as a provider of B-to-B e-commerce transaction services, modified its business segmentation, resulting in the reclassification of certain general and administrative expenses from its direct commerce and B-to-B services segments to the corporate level. Accordingly, the Company's "Eliminations/All Other" category now includes these corporate operating expenses as well as inter-segment eliminations, and non-reportable operating segments (primarily the Company's Always in Style joint venture). Segmented income/(loss) from operations for 1999, on a pro-forma basis to reflect this modification, would have been $1.4 million for the direct commerce segment, $(3.5) million for the B-to-B services segment and $(0.8) million for all other.

6.       CONVERSION OF SERIES B CONVERTIBLE ADDITIONAL PREFERRED STOCK

         In February 2000, all 634,900 outstanding shares of the Company's Series B Convertible Additional Preferred Stock issued in connection with the Company's 1995 acquisition of Aegis Safety Holdings Inc., publisher of The Safety Zone catalog, were redeemed via the issuance of 2,193,317 shares of the Company's Common Stock. The market value for the Company's shares on the date of redemption was $2.75 per share. Additionally, the Company made a $0.9 million payment for all unpaid cumulative preferred dividends.

7.       CONTINGENCIES

         A class action lawsuit was commenced on March 3, 2000 entitled Edwin L. Martin v. Hanover Direct, Inc. and John Does 1 through 10, bearing case no. CJ2000-177 in the State Court of Oklahoma (District Court in and for Sequoyah County). Plaintiff commenced the action on behalf of himself and a class of persons who have at any time purchased a product from the Company and paid for an "insurance charge." The complaint sets forth claims for breach of contract, unjust enrichment, recovery of money paid absent consideration, fraud and a claim under the New Jersey Consumer Fraud Act. The complaint alleges that the Company charges its customers for delivery insurance even though, among other things, the Company's common carriers already provide insurance and the insurance charge provides no benefit to the Company's customers. Plaintiff also seeks a declaratory judgment as to the validity of the delivery insurance. The damages sought are (i) an order directing the Company to return to the plaintiff and class members the "unlawful revenue" derived from the insurance charges,
(ii) declaring the rights of the parties, (iii) permanently enjoining the Company from imposing the insurance charge, (iv) awarding threefold damages of less than $75,000 per plaintiff and per class member, and (v) attorney's fees and costs. The Company has filed a motion to dismiss.

         At the end of January 2000, the Company received a letter from the Federal Trade Commission ("FTC") conducting an inquiry into the marketing of The Shopper's Edge club to determine whether, in connection with such marketing, any entities have engaged in (1) unfair or deceptive acts or practices in violation of Section 5 of the FTC Act and/or (2) deceptive or abusive telemarketing acts or practices in violation of the FTC's Telemarketing Sales Rule. The inquiry was undertaken pursuant to the provisions of Section 6, 9 and 10 of the FTC Act. Following such an investigation, the FTC may initiate an enforcement action if it finds "reason to believe" that the law is being violated. When there is "reason to believe" that a law violation has occurred, the FTC may issue a complaint setting forth its charges. If the respondent elects to settle charges, it may sign a consent agreement (without admitting liability) by which it consents to entry of a final order and waives all right to judicial review. If the FTC accepts such a proposed consent, it places the order on the record for sixty days of public comment before determining whether to make the order final. The Company believes that it complied with all enumerated aspects of the investigation. It has not received notice of an enforcement action or a complaint against it.

8.       CHANGES IN MANAGEMENT AND EMPLOYMENT AGREEMENTS

     The Company entered into a new Executive Employment Agreement, dated as of March 6, 2000, with Rakesh K. Kaul, the President and Chief Executive Officer of the Company (the "Employment Agreement"). The Employment Agreement provides for a three-year evergreen term commencing on March 6, 2000, at a base salary of $597,300 per year. The base salary is subject to review on an annual basis. On each annual anniversary, the Employment Agreement will automatically be extended for an additional year unless either party has given at least 90 days prior notice of non-renewal. The Employment Agreement also provides that the Board of Directors, in its discretion, may assign Mr. Kaul to be Chief Executive Officer of erizon, Inc. under certain circumstances.

         The Employment Agreement provides for Mr. Kaul's participation in the 2000 Short-Term Incentive Plan for Rakesh K. Kaul. That plan provides for an annual bonus of between 0% and 150% of Mr. Kaul's base salary, depending on the attainment of various performance objectives as determined in accordance with the objective formula or standards adopted by the Compensation Committee as part of the performance goals for each such year.

         The Employment Agreement also provides for Mr. Kaul's participation in the 2000 Long-Term Incentive Plan for Rakesh K. Kaul. That plan provides Mr. Kaul with an option to purchase 6% of the common stock of erizon, Inc. (with protection against dilution through erizon, Inc.'s first round of Board-approved equity, convertible debt or similar financing) at the fair market value on the date of grant, with the option vesting in equal parts over four years and expiring ten years following the date of grant (the "erizon Option"). The plan also provides for the modification to an option, granted to Mr. Kaul pursuant to a stock option agreement dated August 23, 1996 and expiring on March 7, 2006, to purchase 2,000,000 shares of Common Stock of the Company (the "Closing Price Option"). The option is now subject to a three-year vesting schedule, provided that it shall vest and become immediately exercisable upon satisfaction of the condition that the closing price of the Common Stock of the Company has attained an average of $4.50 per share during any period of 91 consecutive calendar days commencing after August 23, 1996 and ending on or before March 7, 2002. The Closing Price Option also provides that within thirty days after the Closing Price Option vests with respect to all or a portion of the shares of Common Stock underlying such option, the Company shall pay Mr. Kaul an additional cash amount equal to the number of shares of Common Stock with respect to which such option has vested on such vesting date, multiplied by the excess of (i) the lesser of the per share option price of such shares or the fair market value on such vesting date of a share of Common Stock, over (ii) $1.03.

         The modifications to the vesting and exercise terms of the Closing Price Option provided for within the new Employment Agreement for Rakesh K. Kaul will result in an additional charge for stock compensation expense of approximately $3.2 million over the three-year vesting period commencing March 6, 2000 or earlier upon achievement of the stock price target in the Closing Price Option. Furthermore, the Company expects additional stock compensation expense charges for the granting of the options to purchase 6% of the Common Stock of erizon, Inc. Based upon a preliminary valuation, the compensation associated with the erizon Option is estimated in the range of $3.5 million to $4.0 million, with such costs to be charged over the four-year vesting period commencing on March 6, 2000. The amounts herein are subject to adjustment based upon the final valuation of the option.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth, for the fiscal periods indicated, the percentage relationship to revenues of certain items in the Company's Condensed Consolidated Statements of Income (Loss).

                                                                         13 WEEKS ENDED
                                                                  -----------------------------------
                                                                     MARCH 25,           MARCH 27,
                                                                        2000               1999
                                                                  ---------------       -----------
Net Revenues                                                            100%                100%
Cost of sales and operating expenses                                    67.8                64.1
Selling expenses                                                        24.6                25.0
General and administrative expenses                                     13.7                11.3
Depreciation and amortization                                            1.9                 1.8
(Loss) from operations                                                  (8.0)               (2.2)
Interest expense, net                                                   (2.3)               (0.9)
Net (loss)                                                             (10.3)%              (3.3)%

RESULTS OF OPERATIONS - THIRTEEN-WEEKS ENDED MARCH 25, 2000 COMPARED WITH THE THIRTEEN-WEEKS ENDED MARCH 27, 1999

         Net (Loss). The Company reported a net loss of $(13.4) million or $(.06) per share for the thirteen-weeks ended March 25, 2000 compared with a net loss of $(4.2) million or $(.02) per share for the comparable period last year. The per share amounts were calculated based on weighted average shares outstanding of 211,929,722 and 210,444,784 for the current and prior year periods, respectively. This increase in weighted average shares was due to the February 2000 redemption of the Company's Series B Convertible Additional Preferred Stock via the issuance of 2,193,317 shares of the Company's Common Stock as well as shares issued in connection with the Company's stock option plans.

         Compared to the comparable period last year, the $9.2 million increase in net loss was primarily due to:

(i) higher losses resulting from the Company's e-commerce related strategic initiatives;

(ii)     higher personnel related expenses; and

(iii)    higher interest expense/debt issuance costs,

partially offset by higher demand for the Company's core catalog offerings.

         Revenues. Revenues increased $2.4 million (1.9%) for the thirteen-week period ended March 25, 2000 to $130.1 million from $127.7 million for the comparable period in 1999. This increase was primarily due to higher revenues for the Company's core catalog offerings and revenues from the Company's third party business-to-business ("B-to-B") e-commerce services operation partly offset by 1999 revenue from the Company's discontinued catalogs. Revenues from core catalogs increased by $4.9 million (4.1%) due to higher demand for most merchandise offerings. The number of customers having made a purchase from the Company's catalogs during the 12 months preceding March 25, 2000 remained at approximately 4 million, consistent with the number at December 25, 1999, and the Company circulated approximately 71 million catalogs during the 2000 period versus approximately 69 million catalogs during the 1999 period. First quarter 1999 revenues from catalogs that were discontinued during 1999 were $8.3 million.

         First quarter 2000 revenues for the Company's B-to-B e-commerce services operation increased by $5.8 million from $0.7 million in 1999 to $6.5 million for the first quarter 2000. This reflects an increase in the third party client base for the Company's Internet order processing, customer care and shipping and distribution services.

         Cost of Sales and Operating Expenses. Cost of sales and operating expenses increased to 67.8% of revenues for the thirteen weeks ended March 25, 2000 compared to 64.1% of revenues for the comparable period in 1999. The increase is primarily due to higher distribution and systems development costs, which include higher consulting and facility/equipment rental expenses primarily related to the Company's strategic initiative to expand the infrastructure of its B-to-B services operation, and higher postage expense. This is partially offset by a decrease in the Company's cost of merchandise, a higher percentage of which is now internationally sourced at lower costs, and the inclusion of lower margin discontinued catalogs in the 1999 results.

         Selling Expenses. Selling expenses decreased to 24.6% of revenues for the thirteen weeks ended March 25, 2000 from 25.0% for the comparable period in 1999, primarily due to a higher revenue base derived from the Company's B-to-B services operation as well as lower catalog preparation costs. This was partially offset by lower catalog productivity primarily due to an increase in prospecting which traditionally has lower response rates.

         General and Administrative Expenses. General and administrative expenses were 13.7% of revenues for the thirteen weeks ended March 25, 2000 versus 11.3% of revenues for the comparable period in 1999. The 2.4% increase reflects higher professional and consulting fees attributable to the Company's e-commerce related strategic initiatives, and higher personnel related expenses.

         Depreciation and Amortization. Depreciation and amortization increased to 1.9% of revenues for the thirteen weeks ended March 25, 2000 from 1.8% for the comparable period in 1999.

         Loss from Operations. The Company's loss from operations increased by $7.5 million to $(10.4) million for the thirteen-weeks ended March 25, 2000 from a loss of $(2.9) for the comparable period in 1999. The Company's results are comprised of the following segments:

- Direct Commerce: Loss from operations of $(0.3) million for the thirteen-weeks ended March 25, 2000 compares to income from operations of $0.7 million for the thirteen-weeks ended March 27,1999. The $1.0 million decrease is primarily due to higher merchandise postage, the introductory costs of the Turiya and Company Kids catalogs, and Internet advertising test programs, partially offset by higher demand for the Company's core catalog offerings.

- Business-to-Business ("B-to-B") Services: Loss from operations of $(7.8) million for the thirteen-weeks ended March 25, 2000 compares to a loss from operations of $(3.6) million for the thirteen-weeks ended March 27,1999. The $4.2 million increase is primarily due to higher distribution and systems development costs (including higher consulting and facility/equipment rental expenses) primarily related to the Company's strategic initiative to expand the infrastructure of its B-to-B services operation. This was partly offset by higher earnings resulting from an increase in Internet order processing, customer care and shipping and distribution services provided to the Company's expanded third party Internet client base.

- All Other: Loss from operations of $(2.3) million for the thirteen-weeks ended March 25, 2000. This reflects the 2000 inclusion of $1.8 million of certain corporate level general and administrative expenses ($0.8 million of similar expenses were included in the direct commerce and B-to-B services segments during 1999) and 2000 losses related to the start-up of the Company's Always In Style joint venture. The 2000 general and administrative expenses include higher professional fees related to the Company's continuing strategic initiative to reposition itself as two separate business units, and higher personnel related expenses.

         Interest Expense, Net. Interest expense, net increased $1.9 million to $3.0 million for the thirteen weeks ended March 25, 2000 compared to the same period last year. This was due to debt issuance costs related to the March 2000 refinancing of the Company's credit facilities and higher average borrowings outstanding during 2000.

         Income Taxes. The Company recorded state tax provisions of $0.1 million and $0.2 million for the thirteen-week periods ended March 25, 2000 and March 27, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations: During the thirteen weeks ended March 25, 2000, net cash used by operating activities of $13.7 million was primarily due to the funding of net losses incurred as a result of necessary spending for the continuing development and expansion of the Company's B-to-B services infrastructure. Cash was also used to fund an increase in prepaid catalog costs resulting from a planned increase in catalog circulation.

         Net cash provided by investing activities: During the thirteen weeks ended March 25, 2000, net cash provided by investing activities of $0.2 million was primarily due to proceeds of $0.8 million from the sale of the Company's investment in Blue Ridge Associates, partly offset by capital expenditures of $0.6 million. The capital expenditures were primarily for computer hardware and software in order to increase the functionality and capacity of the Company's integrated e-commerce systems platform.

         Net cash provided by financing activities: During the thirteen weeks ended March 25, 2000, net cash provided by financing activities of $14.0 million was primarily due to a net increase in total borrowings of $16.6 million. The additional borrowings were primarily used to fund the continuing development and expansion of the Company's business-to-business ("B-to-B") services operation, the payment of debt issuance costs of $1.9 million related to the March 2000 refinancing of the Company's credit facilities, and the payment of $0.9 million of cumulative dividends to the holders of the Series B Convertible Additional Preferred Stock. During March 2000, the Company utilized $24.0 million of borrowings under the amended Congress Credit Facility to reimburse UBS, AG for drawings on the letters of credit, which were due to expire on March 31, 2000, made by the trustees of the Term Financing Facility and the Industrial Revenue Bonds (see below). The Company also borrowed $5.0 million under the Richemont $25.0 million unsecured line of credit facility to fund its B-to-B services operation (see below).

         At March 25, 2000, the Company had $3.4 million in cash and cash equivalents compared with $2.8 million at December 25, 1999. Working capital and current ratios at March 25, 2000 were $19.6 million and 1.20 to 1 versus $18.0 million and 1.19 to 1 at December 25, 1999.

         On March 24, 2000, the Company amended its credit facility with Congress Financial Corporation ("Congress") to provide the Company with a maximum credit line of up to $82.5 million (" the Congress Credit Facility"). The Congress Credit Facility, as amended, expires on January 31, 2004 and is comprised of a revolving loan facility, a $17.5 million Tranche A Term Loan and a $7.5 million Tranche B Term Loan. Total cumulative borrowings, however, are subject to limitations based upon specified percentages of eligible receivables and eligible inventory, and the Company is required to maintain $3.0 million of excess credit availability at all times. The Congress Credit Facility, as amended, is secured by all assets of the Company and places restrictions on the incurrence of additional indebtedness and on the payment of common stock dividends. Additionally, the Company is subject to certain financial covenants requiring it to maintain minimum levels of net worth and working capital, and achieve specified quarterly Earnings/(Loss) Before Interest, Taxes, Depreciation and Amortization ("EBITDA") targets.

         The amended Congress Credit Facility replaced the original $65.0 million revolving line of credit facility with Congress as well as the Company's $16.0 million Term Financing Facility and $8.0 million of Industrial Revenue Bonds. Both the Term Financing Facility and the Industrial Revenue Bonds were supported by letters of credit issued by UBS, AG and guaranteed by Richemont Finance SA ("Richemont"), a 48.2% beneficial owner of the Company's common stock, which letters of credit were scheduled to expire on March 31, 2000. The Company utilized $24.0 million of proceeds under the amended Congress Credit Facility to reimburse UBS, AG for drawings on the letters of credit made by the trustees of the Term Financing Facility and the Industrial Revenue Bonds, both of which were required to be redeemed upon the expiration of the letters of credit.

         As of March 25, 2000, the Company had $53.3 million of borrowings outstanding under the Congress Credit Facility comprised of $28.4 million under the revolving loan facility, and $17.4 million and $7.5 million of Tranche A Term Loans and Tranche B Term Loans, respectively. The Company may draw upon the Congress Credit Facility to fund working capital requirements as needed.

         On March 24, 2000, the Company entered into a $10.0 million unsecured line of credit facility (the "Richemont $10.0 million Line of Credit") with Richemont Finance SA ("Richemont"). The maximum amount available to be drawn under the Richemont $10.0 million Line of Credit (the "Maximum Amount") was initially $10.0 million and will be reduced on a dollar-for-dollar basis for each dollar of equity contributed to the Company or any of its subsidiaries after March 24, 2000 by Richemont or any subsidiary or affiliate of Richemont. If the excess availability under the Congress Credit Facility is less than $3.0 million, the Company will be required to borrow under the Richemont $10.0 million Line of Credit, and pay to Congress, the amount such that the excess availability under the Congress Credit Facility after the such payment will be $3.0 million. The Company may also borrow under the Richemont $10.0 million Line of Credit up to $5.0 million to pay trade creditors in the ordinary course of business. The Richemont $10.0 million Line of Credit will remain in place until the Congress Credit Facility is terminated or the Maximum Amount is reduced to zero. As of March 25, 2000, there were no borrowings outstanding under the Richemont $10.0 million Line of Credit.

         On March 1, 2000, the Company entered in a $25.0 million unsecured line of credit facility (the "Richemont $25.0 million Line of Credit") with Richemont to obtain the necessary funding from Richemont to continue the development and expansion of the Company's B-to-B services operation. The Richemont $25.0 million Line of Credit will mature on the earlier of December 30, 2000 or the date on which Richemont makes an equity infusion in the Company or any of the Company's subsidiaries (such earlier date, the "Maturity Date"). As of March 25, 2000, there were $5.0 million of borrowings outstanding under the Richemont $25.0 million Line of Credit.

         Total cumulative borrowings, including financing under capital lease obligations as of March 25, 2000, aggregated $59.4 million, $50.7 million of which is classified as long-term. Remaining availability under the Company's credit facilities as of March 25, 2000 was $34.7 million ($38.1 million including cash on hand). The Company anticipates that it will be able to satisfy its ongoing cash requirements for the foreseeable future, primarily with cash flow from operations, supplemented by borrowings under the Congress and Richemont facilities. Events that may impact this include, but are not limited to, future events that may have the effect of reducing available cash balances (such as unexpected operating losses, or increased capital or other expenditures), as well as future circumstances that might reduce or eliminate the availability of external financing.

SEASONALITY

         The revenues and business for both the direct commerce and B-to-B services operating segments are seasonal. The Company processes and ships more catalog orders during the 4th quarter holiday season than in any other portion of the year. Many of the Company's e-tail clients experience similar seasonal trends resulting in increased order processing during the holiday season. Accordingly, the Company, taken as a whole, recognizes a disproportionate share of annual revenue during the last three months of the year.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which the Company is required to adopt at the beginning of fiscal year 2001. SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company currently does not engage in derivative and hedging activities. The effect, if any, on the Company's financial statements has not yet been determined by the Company.

ITEM 3.   QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Note 7. Contingencies, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of legal proceedings pending against the Company and its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The 2000 annual meeting of stockholders was held in New York, New York on May 4, 2000. 129,401,128 shares of Common Stock, or 60.6% of the outstanding shares, were represented in person or by proxy.

1. The following twelve directors were elected to a one-year term expiring in 2001.


                                                                NUMBER OF SHARES
                                                     ----------------------------------------
                                                            FOR                  WITHHELD
                                                     ----------------------------------------
                    Ralph Destino                          128,948,390               452,738
                    J. David Hakman                        128,948,390               452,738
                    Rakesh K. Kaul                         128,946,640               454,488
                    June R. Klein                          128,948,123               453,005
                    Kenneth Krushel                        128,948,390               452,738
                    Theodore H. Kruttschnitt               128,948,290               452,838
                    Shailesh J. Mehta                      128,947,972               453,156
                    Jan P. du Plessis                      128,948,390               452,738
                    Alan G. Quasha                         128,948,390               452,738
                    Basil P. Regan                         128,947,972               453,156
                    Howard M. S. Tanner                    128,948,390               452,738
                    Robert F. Wright                       128,948,390               452,738

2.       Proposal to ratify - The 1999 Stock Option Plan for Directors:
         118,202,452 shares voted in favor; 10,934,266 shares voted against; and 264,410 shares abstained.

3. Proposal to ratify - The 2000 Management Stock Option Plan: 118,972,058 shares voted in favor; 10,158,276 shares voted against; and 270,794 shares abstained.

4.       Proposal to ratify - The 2000 Short-Term Incentive Plan for Rakesh K.
         Kaul: 126,647,099 shares voted in favor; 2,488,138 shares voted against; and 265,891 shares abstained.

5.       Proposal to ratify - The 2000 Long-Term Incentive Plan for Rakesh K.
         Kaul: 124,848,536 shares voted in favor; 4,270,328 shares voted against; and 282,264 shares abstained.

6. Proposal to approve an amendment to the Stock Option Agreement dated August 23, 1996 with Rakesh K. Kaul: 125,889,237 shares voted in favor; 3,226,002 shares voted against; and 285,889 shares abstained.

7. The proposal to approve Arthur Andersen LLP as independent accountants for fiscal year 2000: 128,929,786 shares voted in favor; 248,836 shares voted against; and 222,506 shares abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1     Intentionally Omitted.
10.2 Unsecured Line of Credit and Promissory Note dated March 1, 2000 given by the Company to Richemont Finance, S.A. ("Richemont").
10.3 Employment Agreement dated as of March 6, 2000 between the Company and Rakesh K. Kaul.
10.4 Fifteenth Amendment to Loan and Security Agreement dated as of March 24, 2000 by and among Congress Financial Corporation ("Congress"), Hanover Direct Pennsylvania , Inc. ("HDPA"), Brawn of California, Inc. ("Brawn"), Gump's By Mail, Inc. ("Gump's By Mail"), Gump's Corp. ("Gump's"), LWI Holdings, Inc. ("LWI"), Hanover Direct Virginia, Inc. ("HDVA"), Hanover Realty Inc. ("Hanover Realty"), The Company Store Factory, Inc., The Company Office, Inc., Keystone Internet Services, Inc., Tweeds, LLC, Silhouettes, LLC, Hanover Company Store, LLC and Domestications, LLC.
10.5 Subordination Agreement dated as of March 24, 2000, between Congress and Richemont.
10.6 Credit Agreement, dated as of March 24, 2000, by and among the Company, HDPA, Brawn, Gump's By Mail, Gump's, LWI, HDVA, Keystone Internet Services, Inc., Tweeds, LLC, Silhouettes, LLC, Hanover Company Store, LLC, Domestications, LLC and Richemont.
10.7 Subordination Agreement dated as of March 24, 2000, between Congress and Richemont.
10.8     Letter Agreement, dated as of March 24, 2000, between Richemont and
         Congress.
10.9 Amended and Restated Stock Option Agreement dated as of April 14, 2000 between the Company and Rakesh K. Kaul.
10.10 Stock Option Agreement dated as of April 14, 2000 between erizon, Inc. and Rakesh K. Kaul.
10.11 Hanover Direct, Inc. Key Executive Thirty-Six Month Compensation Continuation Plan.
10.12 Hanover Direct, Inc. Key Executive Twenty-Four Month Compensation Continuation Plan.
27       Financial Data Schedule.

(b) Reports on Form 8-K

         On March 10, 2000, the Company filed a report on Form 8-K relating to the election of Basil P. Regan, a beneficial owner of approximately 20% of the Company's Common Stock, to the Company's Board of Directors. The election of Mr. Regan resulted in an increase in the number of members of the Board of Directors from 11 to 12.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER DIRECT, INC.

Registrant

       By:  /s/ Brian C. Harriss
            -------------------------------
            Brian C. Harriss

            Senior Vice-President and Chief Financial Officer

            (On behalf of the Registrant and as principal financial officer)


Date: May 9, 2000