Form 10-Q
period 2000-06-24
HANOVER DIRECT INC
filed 2000-08-08
CIK 320333

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended JUNE 24, 2000
                                                 -------------

                         Commission file number 1-12082

                              HANOVER DIRECT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                              13-0853260
        -----------------------             ---------------------------------
        (State of incorporation)            (IRS Employer Identification No.)


1500 HARBOR BOULEVARD, WEEHAWKEN, NEW JERSEY               07087
--------------------------------------------            --------------
  (Address of principal executive offices)               (Zip Code)


                                 (201) 863-7300
                                -----------------
                               (Telephone number)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             --    --
Common stock, par value $.66 2/3 per share: 213,772,980 shares outstanding as of August 3, 2000.

                              HANOVER DIRECT, INC.

                                TABLE OF CONTENTS


Part I - Financial Information                                                                             Page
                                                                                                           ----

    Item 1.  Financial Statements

        Condensed Consolidated Balance Sheets -
           June 24, 2000 and December 25, 1999.............................................................  3

        Condensed Consolidated Statements of Income (Loss) -
           thirteen and twenty-six weeks ended June 24, 2000 and June 26, 1999 ............................  5

        Condensed Consolidated Statements of Cash Flows -
           twenty-six weeks ended June 24, 2000 and June 26, 1999..........................................  6

        Notes to Condensed Consolidated Financial Statements...............................................  7

    Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................................................... 10

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................... 17

Part II - Other Information

    Item 1.  Legal Proceedings............................................................................. 18

    Item 4.  Submission of Matters to a Vote of Security-Holders........................................... 18

    Item 5.  Other Information............................................................................. 18

    Item 6.  Exhibits and Reports on Form 8-K.............................................................. 18

    Signature.............................................................................................. 19

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)



                                                             JUNE 24,            DECEMBER 25,
                                                                2000                1999
                                                       ------------------      --------------
ASSETS

Current Assets:
      Cash and cash equivalents                             $     1,250          $      2,849
      Accounts receivable, net                                   27,922                29,287
      Inventories                                                64,480                54,816
      Prepaid catalog costs                                      21,644                20,305
      Deferred tax asset, net                                     3,300                 3,300
      Other current assets                                        2,622                 2,935
                                                            -----------          ------------
                              Total Current Assets              121,218               113,492
                                                            -----------          ------------

Property and equipment, at cost:
      Land                                                        4,634                 4,634
      Buildings and building improvements                        23,367                23,269
      Leasehold improvements                                      9,840                 9,491
      Furniture, fixtures and equipment                          56,137                53,863
      Construction in progress                                    4,995                 1,990
                                                            -----------          ------------
                                                                98,973                93,247
      Accumulated depreciation and amortization                (50,571)              (46,360)
                                                            -----------          ------------
      Property and equipment, net                                48,402                46,887

      Goodwill, net                                              16,075                16,336
      Deferred tax asset, net                                    11,700                11,700
      Other assets                                                3,007                 3,004
                                                            -----------          ------------
                              Total Assets                  $   200,402          $    191,419
                                                            ===========          ============



           See notes to condensed consolidated financial statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                              JUNE 24,         DECEMBER 25,
                                                                                2000              1999
                                                                              ----------       ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Short-term borrowings                                                    $  25,000        $      --
     Current portion of long-term debt and capital lease obligations              3,678            3,257
     Accounts payable                                                            63,423           63,549
     Accrued liabilities                                                         17,283           24,284
     Customer prepayments and credits                                             4,459            4,412
                                                                              ---------        ---------
                    Total Current Liabilities                                   113,843           95,502
                                                                              ---------        ---------

Non-current Liabilities:
     Long-term debt                                                              54,102           39,578
     Other liabilities                                                            2,460            2,474
                                                                              ---------        ---------
                    Total Non-current Liabilities                                56,562           42,052
                                                                              ---------        ---------
                    Total Liabilities                                           170,405          137,554
                                                                              ---------        ---------

Shareholders' Equity:
     Series B Convertible Additional Preferred Stock, $10 stated
      value, authorized, issued and outstanding: none at June 24,
      2000 and 634,900 shares at December 25, 1999                                   --            6,318
     Common Stock, $.66 2/3  par value, authorized 300,000,000
      shares; issued 214,426,365 shares at June 24, 2000 and
      211,519,511 shares at December 25, 1999                                   142,951          141,013
     Capital in excess of par value                                             308,821          301,088
     Accumulated deficit                                                       (417,984)        (390,763)
                                                                               --------        ---------
                                                                                 33,788           57,656
Less:
     Treasury stock, at cost (652,552 shares at June 24, 2000 and                (1,829)          (1,829)
     December 25, 1999)
     Notes receivable from sale of Common Stock                                  (1,962)          (1,962)
                                                                              ---------        ---------
                    Total Shareholders' Equity                                   29,997           53,865
                                                                              ---------        ---------

                    Total Liabilities and Shareholders' Equity                $ 200,402        $ 191,419
                                                                              =========        =========





           See notes to condensed consolidated financial statements.

                     HANOVER DIRECT, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                             13 WEEKS ENDED                  26 WEEKS ENDED
                                                                  -------------------------------     ------------------------------

                                                                     JUNE 24,        JUNE 26,         JUNE 24,           JUNE 26,
                                                                       2000           1999              2000               1999
                                                                   -----------    ------------      ------------       ------------
Net Revenues

Operating costs and expenses:                                      $143,406        $  131,237        $  273,556       $   258,951
                                                                   --------          --------        ----------       -----------
     Cost of sales and operating expenses                            96,147            82,624           184,377           164,528
     Write-down of inventory of discontinued catalogs (recovery)         --              (324)               --              (324)
     Selling expenses                                                37,053            34,072            69,020            66,018
     General and administrative expenses                             19,074            15,882            36,927            30,329
     Depreciation and amortization                                    2,479             2,243             4,938             4,544
                                                                   --------          --------        ----------       -----------
                                                                    154,753           134,497           295,262           265,095
                                                                   --------          --------        ----------       -----------
(Loss) from operations                                              (11,347)           (3,260)          (21,706)           (6,144)
                                                                   --------          --------        ----------       -----------
     Interest expense, net                                            2,309             2,333             5,323             3,480
                                                                   --------          --------        ----------       -----------
(Loss) before income taxes                                          (13,656)           (5,593)          (27,029)           (9,624)
     Income tax provision                                                30               201               105               394
                                                                   --------          --------        ----------       -----------
Net (loss)                                                          (13,686)           (5,794)          (27,134)          (10,018)


Preferred stock dividends                                                --               158                87               317
                                                                   --------          --------        ----------       -----------
Net (loss) applicable to common shareholders                       $(13,686)         $ (5,952)       $  (27,221)       $  (10,335)
                                                                   ========          ========        ==========        ==========

Net (loss) per share:
     Net (loss) per share - basic and diluted                      $   (.06)         $   (.03)       $     (.13)       $     (.05)
                                                                   ========          ========        ==========        ==========
     Weighted average common shares outstanding -
     basic and diluted (thousands)                                  213,553           210,634           212,742           210,539
                                                                   =========         ========        ==========        ==========

           See notes to condensed consolidated financial statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                                        FOR THE 26 WEEKS ENDED
                                                                                          ----------------------------------------
                                                                                               JUNE 24,                   JUNE 26,
                                                                                                2000                       1999
                                                                                           -----------                   -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)                                                                                 $   (27,134)             $    (10,018)
Adjustments to reconcile net (loss) to net cash (used)
     by operating activities:
     Depreciation and amortization, including deferred fees                                      6,804                     5,705
     Provision for doubtful accounts                                                             2,322                     1,143
     Write-down of inventory of discontinued catalogs (recovery)                                    --                      (324)
     Compensation expense related to stock options                                               2,474                     1,394
Changes in assets and liabilities:
     Accounts receivable                                                                          (957)                    5,310
     Inventories                                                                                (9,664)                    9,336
     Prepaid catalog costs                                                                      (1,339)                   (4,758)
     Accounts payable                                                                             (126)                  (17,331)
     Accrued liabilities                                                                        (5,678)                     (989)
     Customer prepayments and credits                                                               47                       169
     Other, net                                                                                   (630)                     (734)
                                                                                           -----------                ----------
Net cash (used) by operating activities                                                        (33,881)                  (11,097)
                                                                                           -----------                ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property and equipment                                                     (5,991)                   (1,010)
     Proceeds from sale of Blue Ridge Associates                                                   838                        --
                                                                                           -----------                ----------
Net cash (used) by investing activities                                                         (5,153)                   (1,010)
                                                                                           -----------                ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under Congress revolving loan facility                                 $    27,644              $      8,545
     Net borrowings (payments) under Congress term loan facility                                11,344                      (750)
     Borrowings under Richemont line of credit facility                                         25,000                        --
     Redemption of Term Financing Facility                                                     (16,000)                       --
     Redemption of Industrial Revenue Bonds                                                     (8,000)                       --
     Payment of debt issuance costs                                                             (2,325)                     (998)
     Proceeds from issuance of Common Stock                                                        848                       425
     Series B Convertible Additional Preferred Stock dividends                                    (920)                       --
     Other, net                                                                                   (156)                     (195)
                                                                                           -----------                ----------
Net cash provided by financing activities                                                       37,435                     7,027
                                                                                           -----------                ----------
Net decrease in cash and cash equivalents                                                       (1,599)                   (5,080)
Cash and cash equivalents at the beginning of the year                                           2,849                    12,207
                                                                                           -----------                ----------
Cash and cash equivalents at the end of the period                                         $     1,250              $      7,127
                                                                                           ===========                ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:

     Interest                                                                              $     3,395              $      2,186
                                                                                           ===========                ==========
     Income taxes                                                                          $       172              $        579
                                                                                           ===========                ==========
 Non-cash investing and financing activities:
      Capital lease obligations                                                            $       144              $         81
                                                                                           ===========                ==========
      Redemption of Series B Convertible Additional Preferred Stock                        $     6,349              $         --
                                                                                           ===========                ==========

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

3.         NET (LOSS) PER SHARE

           Net (loss) per share is computed using the weighted average number of common shares outstanding in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." As a net loss was incurred for the periods reported in the accompanying condensed consolidated statements of income (loss), the weighted average number of shares used in the calculation for diluted net loss per share excludes stock options and convertible preferred stock.

4.         SEGMENT REPORTING

           The Company has two reportable segments according to the criteria established by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information": direct commerce and business-to-business ("B-to-B") services. The direct commerce segment is comprised of the Company's portfolio of branded specialty mail-order catalogs and connected Internet Web sites, as well as its retail operations, all of which market products directly to the consumer. Revenues for the direct commerce segment are derived primarily from the sale of merchandise through the Company's catalogs, Internet Web sites and retail outlets. Revenues for the direct commerce segment are also derived from the Company's various upsell initiatives. The B-to-B services segment represents the Company's e-commerce support and fulfillment operations. External revenues for the B-to-B services segment are derived primarily from e-commerce transaction services, such as order processing, customer care, and shipping and distribution services initiated via the Internet. Inter-segment revenues for the B-to-B services segment are derived from the performance of the aforementioned services to the direct commerce segment in accordance with an intercompany services agreement. These services are provided to the direct commerce segment whether orders are placed through the Internet or through more traditional mail-in or telephone call-in mediums.

           The Company's management reviews income (loss) from operations to evaluate performance and allocate resources.

           Reportable segment data were as follows (in thousands of dollars):



RESULTS FOR THE 13 WEEKS                     DIRECT                B-TO-B             ELIMINATIONS/
ENDED JUNE 24, 2000:                        COMMERCE              SERVICES              ALL OTHER           CONSOLIDATED
                                       -------------------   --------------------   ------------------   -------------------
Net Revenues from External Customers     $       136,323       $          7,083     $               -    $          143,406
Inter-segment Revenues                                 -                 23,581               (23,581)                    -

Income/ (Loss) from Operations                     4,023                (10,902)               (4,468)              (11,347)
Interest Income/(Expense)                         (1,609)                  (540)                 (160)               (2,309)
                                       -------------------   --------------------   ------------------   -------------------
Income/ (Loss) before Income Taxes       $         2,414     $          (11,442)    $          (4,628)   $          (13,656)
                                       ===================   ====================   ==================   ====================



RESULTS FOR THE 13 WEEKS
ENDED JUNE 26, 1999:


Net Revenues from External Customers     $        130,185      $           1,052      $            -     $           131,237
Inter-segment Revenues                                  -                 24,967             (24,967)                      -

Income/ (Loss) from Operations                      1,737                 (4,997)                  -                  (3,260)
Interest Income/(Expense)                            (585)                (1,748)                  -                  (2,333)
                                       -------------------   -------------------    ------------------   --------------------
Income/ (Loss) before Income Taxes       $          1,152      $          (6,745)     $            -     $            (5,593)
                                       ===================   ====================   ==================   ====================


RESULTS FOR THE 26 WEEKS                     DIRECT                B-TO-B             ELIMINATIONS/
ENDED JUNE 24, 2000:                        COMMERCE              SERVICES              ALL OTHER           CONSOLIDATED
                                       -------------------   --------------------   ------------------   --------------------

Net Revenues from External Customers    $        259,927       $         13,629       $            -     $           273,556
Inter-segment Revenues                                 -                 46,679              (46,679)                      -

Income/ (Loss) from Operations                     3,748                (18,675)              (6,779)                (21,706)
Interest Income/(Expense)                         (3,127)                (1,640)                (556)                 (5,323)
                                       -------------------   --------------------   ------------------   ---------------------
Income/ (Loss) before Income Taxes      $            621       $        (20,315)      $       (7,335)    $           (27,029)
                                       ===================   ====================   ==================   ====================

RESULTS FOR THE 26 WEEKS
ENDED JUNE 26, 1999:


Net Revenues from External Customers    $        257,198       $          1,753       $            -     $           258,951
Inter-segment Revenues                                 -                 49,984              (49,984)                      -

Income/ (Loss) from Operations                     2,443                 (8,587)                   -                  (6,144)
Interest Income/(Expense)                           (879)                (2,601)                   -                  (3,480)
                                       -------------------   --------------------   ------------------   --------------------
Income/ (Loss) before Income Taxes      $          1,564      $         (11,188)      $            -     $            (9,624)
                                        =================     ===================   ===================  ====================

           During the first quarter of 2000, the Company, as part of its ongoing strategic initiative to reposition itself as both a specialty direct marketer and as a provider of B-to-B e-commerce transaction services, modified its business segmentation, resulting in the reclassification of certain general and administrative expenses from its direct commerce and B-to-B services segments to the corporate level. Accordingly, the Company's "Eliminations/All Other" category now includes these corporate operating expenses as well as inter-segment eliminations, and non-reportable operating segments (primarily the Company's Always in Style joint venture). Segmented income/(loss) from operations for the thirteen-weeks and twenty-six weeks ended June 26, 1999, on a pro-forma basis to reflect this modification, would have been $2.3 million and $3.7 million for the direct commerce segment, $(5.2) million and $(8.7) million for the B-to-B services segment and $(0.4) million and $(1.2) million for all other, respectively.

5.       CONVERSION OF SERIES B CONVERTIBLE ADDITIONAL PREFERRED STOCK

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

6.       CONTINGENCIES

           A class action lawsuit was commenced on March 3, 2000 entitled Edwin
L. Martin v. Hanover Direct, Inc. and John Does 1 through 10, bearing case no. CJ2000-177 in the State Court of Oklahoma (District Court in and for Sequoyah County). Plaintiff commenced the action on behalf of himself and a class of persons who have at any time purchased a product from the Company and paid for an "insurance charge." The complaint sets forth claims for breach of contract, unjust enrichment, recovery of money paid absent consideration, fraud and a claim under the New Jersey Consumer Fraud Act. The complaint alleges that the Company charges its customers for delivery insurance even though, among other things, the Company's common carriers already provide insurance and the insurance charge provides no benefit to the Company's customers. Plaintiff also seeks a declaratory judgment as to the validity of the delivery insurance. The damages sought are (i) an order directing the Company to return to the plaintiff and class members the "unlawful revenue" derived from the insurance charges,
(ii) declaring the rights of the parties, (iii) permanently enjoining the Company from imposing the insurance charge, (iv) awarding threefold damages of less than $75,000 per plaintiff and per class member, and (v) attorney's fees and costs. The Company's motion to dismiss is pending and discovery has been commenced.

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

7.       SUBSEQUENT EVENTS

         Effective August 7, 2000, the Company and Richemont Finance S.A., the Company's largest shareholder owning approximately 48.2% of the Company's Common Stock ("Richemont"), entered into a binding agreement for the private sale by the Company of a new series of the Company's preferred stock, Series A Cumulative Participating Preferred Stock, par value $.01 per share, to Richemont or one of its affiliates for a purchase price of $70.0 million. The net proceeds of such sale, estimated to be approximately $67.5 million, will be used to repay and retire all amounts outstanding under the Richemont $10.0 million Line of Credit and the Richemont $25.0 million Line of Credit (as hereafter defined) and for development of the Company's fulfillment and distribution centers with the balance to be used for working capital and general corporate purposes.

         The preferred stock to be sold to Richemont will bear a dividend at the annual rate of 15% payable quarterly in cash or in kind, will have a liquidation preference equal to its purchase price (plus accrued and unpaid dividends), will have only such voting rights as are required by law (except in the case of certain defaults in the payment of dividends) and will be redeemable on the fifth anniversary of the date of issuance or earlier under certain circumstances involving a change of control, asset disposition or equity sale (all as defined). The sale and issuance of the preferred stock was approved by the Company's Transactions Committee and its independent Directors as well as its lender. The closing of the sale of the preferred stock is subject to customary closing conditions but does not require shareholder consent. Such closing is expected to take place by the end of August 2000.

         Additionally, the Company negotiated an amendment, dated August 8, 2000 effective April 28, 2000, to its credit facility with Congress Financial Corporation which modified certain financial covenants contained in the credit facility requiring it to maintain minimum levels of net worth and working capital. The amendment also obligates the Company to deliver the letter of intent to Congress setting forth Richemont's firm commitment to purchase 1.4 million shares of the aforementioned preferred stock by no later than August 14, 2000, with the closing of the purchase transaction occurring no later than September 22, 2000 (unless such date is extended by Congress in writing).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following table sets forth, for the fiscal periods indicated, the percentage relationship to revenues of certain items in the Company's Condensed Consolidated Statements of Income (Loss).

                                                                                            13 WEEKS ENDED
                                                                          ----------------------------------------------
                                                                              JUNE 24,                     JUNE 26,
                                                                                 2000                         1999
                                                                           ---------------             ------------------
Net revenues                                                                     100.0%                       100.0%
Cost of sales and operating expenses                                              67.1                         62.7
Selling expenses                                                                  25.8                         26.0
General and administrative expenses                                               13.3                         12.1
Depreciation and amortization                                                      1.7                          1.7
(Loss) from operations                                                            (7.9)%                       (2.5)%


RESULTS OF OPERATIONS - THIRTEEN-WEEKS ENDED JUNE 24, 2000 COMPARED WITH THIRTEEN-WEEKS ENDED JUNE 26, 1999

           Net (Loss). The Company reported a net loss of $(13.7) million or $(.06) per share for the thirteen-weeks ended June 24, 2000 compared with a net loss of $(5.8) million or $(.03) per share for the comparable period last year. The per share amounts were calculated based on weighted average shares outstanding of 213,553,491 and 210,634,049 for the current and prior year periods, respectively. This increase in weighted average shares was due to the February 2000 redemption of the Company's Series B Convertible Additional Preferred Stock via the issuance of 2,193,317 shares of the Company's Common Stock as well as shares issued in connection with the Company's stock option plans.

           Compared to the comparable period last year, the $7.9 million increase in net loss was primarily due to:

(i) higher distribution and systems development costs primarily related to the expansion of the Company's business-to-business ("B-to-B") e-commerce transaction services operation; and

(ii)        higher general and administrative expenses,

partially offset by higher demand and product margins for the Company's core catalog offerings.

           Revenues. Revenues increased $12.2 million (9.3%) for the thirteen-week period ended June 24, 2000 to $143.4 million from $131.2 million for the comparable period in 1999. This increase was primarily due to higher revenues for the Company's core catalog offerings and revenues from the Company's third party B-to-B e-commerce transaction services operation partly offset by 1999 revenue from the Company's discontinued catalogs. Revenues from core catalogs increased by $12.6 million (10.1%) due to higher demand for most merchandise offerings. The number of customers having made a purchase from the Company's catalogs during the 12 months preceding June 24, 2000 remained at approximately 4 million, consistent with the number at December 25, 1999, and the Company circulated approximately 88 million catalogs during the 2000 period versus approximately 75 million catalogs during the 1999 thirteen-week period. Revenues from discontinued catalogs during the second quarter of 1999 were $6.4 million.

           Revenues for the Company's B-to-B e-commerce transaction services operation increased by $6.0 million from $1.1 million in the 1999 thirteen-week period to $7.1 million for the thirteen-weeks ended June 24, 2000. This reflected an increase in the third party client base for the Company's Internet order processing, customer care and shipping and distribution services.

           Cost of Sales and Operating Expenses. Cost of sales and operating expenses increased to 67.1% of revenues for the thirteen-weeks ended June 24, 2000 compared to 62.7% of revenues for the comparable period in 1999. The increase was primarily due to higher distribution and systems development costs, which included higher costs related to an increase in headcount as well as higher consulting and facility/equipment rental expenses, primarily related to the expansion of the Company's B-to-B e-commerce transaction services operation, and higher merchandise postage expense. This was partially offset by higher catalog product margins due to a decrease in the Company's cost of merchandise, a higher percentage of which is now internationally sourced at lower costs.

           Selling Expenses. Selling expenses decreased to 25.8% of revenues for the thirteen-weeks ended June 24, 2000 from 26.0% for the comparable period in 1999, primarily due to a higher revenue base derived from the Company's B-to-B e-commerce transaction services operation. This was partially offset by lower catalog productivity attributable to an increase in overall circulation, including a 24% increase in prospecting which traditionally carries lower response rates, as well as higher paper costs.

           General and Administrative Expenses. General and administrative expenses were 13.3% of revenues for the thirteen-weeks ended June 24, 2000 versus 12.1% of revenues for the comparable period in 1999. This increase was primarily due to higher personnel-related expenses and a higher provision for doubtful accounts. Additionally, the Company incurred higher professional and consulting fees attributable to the Company's strategic initiative to reposition itself as two separate business units.

           Depreciation and Amortization. Depreciation and amortization remained at 1.7% of revenues for the thirteen-weeks ended June 24, 2000 and for the comparable period in 1999.

           Loss from Operations. The Company's loss from operations increased by $8.1 million to $(11.4) million for the thirteen-weeks ended June 24, 2000 from a loss of $(3.3) million for the comparable period in 1999. The Company's results are comprised of the following segments:

- Direct Commerce: Income from operations of $4.0 million for the thirteen-weeks ended June 24, 2000 compares to income from operations of $1.7 million for the thirteen-weeks ended June 26, 1999. The $2.3 million increase was primarily due to higher demand and product margins for the Company's core catalog offerings, partially offset by higher catalog costs reflecting higher paper costs as well as an increase in circulation, higher merchandise postage expense, and higher personnel-related expenses.

- B-to-B Services: Loss from operations of $(10.9) million for the thirteen-weeks ended June 24, 2000 compares to a loss from operations of $(5.0) million for the thirteen-weeks ended June 26, 1999. The $5.9 million increase was primarily due to higher distribution and systems development costs, which included higher costs related to an increase in headcount as well as higher consulting and facility/equipment rental expenses, primarily related to the expansion of the Company's B-to-B e-commerce transaction services operation, and a higher provision for doubtful accounts.

- All Other: Loss from operations was $(4.5) million for the thirteen-weeks ended June 24, 2000. This reflected the 2000 inclusion of $3.9 million of certain corporate level general and administrative expenses ($0.4 million of similar expenses were included in the direct commerce and B-to-B services segments during 1999) and 2000 losses related to the start-up of the Company's Always In Style joint venture. The 2000 general and administrative expenses included higher personnel-related expenses and, in addition, the Company incurred higher professional and consulting fees related to the Company's strategic initiative to reposition itself as two separate business units.

            Interest Expense, Net. Interest expense, net was approximately $2.3 million for both the thirteen weeks ended June 24, 2000 and the thirteen-weeks ended June 26, 1999 as higher average borrowings and interest rates during 2000 are fully offset by lower debt issuance costs.

            Income Taxes. The Company recorded a state tax provision of less than $0.1 million for the thirteen-week period ended June 24, 2000, compared to a state tax provision of $0.2 million for the comparable period in 1999.

RESULTS OF OPERATIONS - TWENTY-SIX WEEKS ENDED JUNE 24, 2000 COMPARED WITH THE TWENTY-SIX WEEKS ENDED JUNE 26, 1999


                                                                   26 WEEKS ENDED
                                                        -----------------------------------------------
                                                            JUNE 24,                      JUNE 26,
                                                               2000                         1999
                                                         ---------------             ------------------
Net revenues                                                   100.0%                          100.0%
Cost of sales and operating expenses                            67.4                            63.4
Selling expenses                                                25.2                            25.5
General and administrative expenses                             13.5                            11.7
Depreciation and amortization                                    1.8                             1.8
(Loss) from operations                                          (7.9)%                          (2.4)%


           Net (Loss). The Company reported a net loss of $(27.1) million or $(.13) per share for the twenty-six weeks ended June 24, 2000 compared with a net loss of $(10.0) million or $(.05) per share for the comparable period last year. The per share amounts were calculated based on weighted average shares outstanding of 212,741,607 and 210,539,416 for the current and prior year periods, respectively. This increase in weighted average shares was due to the February 2000 redemption of the Company's Series B Convertible Additional Preferred Stock via the issuance of 2,193,317 shares of the Company's Common Stock as well as shares issued in connection with the Company's stock option plans.

            Compared to the comparable period last year, the $17.1 million increase in net loss was primarily due to:

(i) higher distribution and systems development costs primarily related to the expansion of the Company's B-to-B e-commerce transaction services operation;

(ii)        higher general and administrative expenses; and

(iii)       higher interest expense/debt issuance costs,

partially offset by higher demand and margins for the Company's core catalog offerings.

           Revenues. Revenues increased $14.6 million (5.6%) for the twenty-six week period ended June 24, 2000 to $273.6 million from $259.0 million for the comparable period in 1999. This increase was primarily due to higher revenues for the Company's core catalog offerings and the Company's third party B-to-B e-commerce transaction services operation, partly offset by 1999 revenue from the Company's discontinued catalogs. Revenues from core catalogs increased by $17.6 million (7.2%) due to higher demand for most merchandise offerings. The Company circulated approximately 159 million catalogs during the 2000 period versus approximately 144 million catalogs during the 1999 period. Revenues from discontinued catalogs during the first six months of 1999 were $14.8 million.

           Revenues for the Company's B-to-B e-commerce transaction services operation increased by $11.8 million from $1.8 million in the corresponding 1999 period to $13.6 million for the twenty-six weeks ended June 24, 2000. This reflected an increase in the third party client base for the Company's Internet order processing, customer care and shipping and distribution services.

           Cost of Sales and Operating Expenses. Cost of sales and operating expenses increased to 67.4% of revenues for the twenty-six weeks ended June 24, 2000 compared to 63.4% of revenues for the comparable period in 1999. The increase was primarily due to higher distribution and systems development costs, which included higher costs related to an increase in headcount as well as higher consulting and facility/equipment rental expenses, primarily related to the expansion of the Company's B-to-B e-commerce transaction services operation, and higher merchandise postage expense. This was partially offset by higher catalog product margins due to a decrease in the Company's cost of merchandise, a higher percentage of which is now internationally sourced at lower costs.

           Selling Expenses. Selling expenses decreased to 25.2% of revenues for the twenty-six weeks ended June 24, 2000 from 25.5% for the comparable period in 1999, primarily due to a higher revenue base derived from the Company's B-to-B e-commerce transaction services operation. This was partially offset by lower catalog productivity attributable to an increase in overall circulation, including a 21% increase in prospecting which traditionally carries lower response rates, as well as higher paper costs.

           General and Administrative Expenses. General and administrative expenses were 13.5% of revenues for the twenty-six weeks ended June 24, 2000 versus 11.7% of revenues for the comparable period in 1999. This increase was primarily due to higher personnel-related expenses and a higher provision for doubtful accounts. Additionally, the Company incurred higher professional and consulting fees attributable to the Company's strategic initiative to reposition itself as two separate business units.

           Depreciation and Amortization. Depreciation and amortization remained at 1.8% of revenues for the twenty-six week period June 24, 2000 from the comparable period in 1999.

           Loss from Operations. The Company's loss from operations increased by $15.6 million to $(21.7) million for the twenty-six weeks ended June 24, 2000 from a loss of $(6.1) million for the comparable period in 1999. The Company's results are comprised of the following segments:

- Direct Commerce: Income from operations of $3.8 million for the twenty-six weeks ended June 24, 2000 compares to income from operations of $2.5 million for the twenty-six weeks ended June 26, 1999. The $1.3 million increase was primarily due to higher demand and product margins for the Company's core catalog offerings, partially offset by higher catalog costs reflecting higher paper costs as well as an increase in circulation, higher merchandise postage expense, and higher personnel-related expenses.

- B-to-B Services: Loss from operations of $(18.7) million for the twenty-six weeks ended June 24, 2000 compares to a loss from operations of $(8.6) million for the twenty-six weeks ended June 26, 1999. The $10.1 million increase was primarily due to higher distribution and systems development costs, which included higher costs related to an increase in headcount as well as higher consulting and facility/equipment rental expenses, primarily related to the expansion of the Company's B-to-B e-commerce transaction services operation, and a higher provision for doubtful accounts.

- All Other: Loss from operations was $(6.8) million for the twenty-six weeks ended June 24, 2000. This reflects the 2000 inclusion of $5.7 million of certain corporate level general and administrative expenses ($1.2 million of similar expenses were included in the direct commerce and B-to-B services segments during 1999) and 2000 losses related to the start-up of the Company's Always In Style joint venture. The 2000 general and administrative expenses primarily included higher personnel-related expenses and, in addition, the Company incurred higher professional and consulting fees related to the Company's strategic initiative to reposition itself as two separate business units.

           Interest Expense, Net. Interest expense, net increased $1.8 million to $5.3 million for the twenty-six weeks ended June 24, 2000 compared to $3.5 million for the comparable period last year. This was primarily due to higher average borrowings and interest rates during 2000, as well as higher debt issuance costs incurred during the first quarter as a result of the March 2000 refinancing of the Company's credit facilities.

           Income Taxes. The Company recorded state tax provisions of $0.1 million and $0.4 million for the twenty-six weeks ended June 24, 2000 and June 26, 1999, respectively.

Liquidity and Capital Resources

           Net cash used in operations: During the twenty-six weeks ended June 24, 2000, net cash used by operating activities of $33.9 million was primarily due to the funding of net losses, an increase in inventory due to a change in buying strategy to supply increased catalog demand, and a decrease in accrued liabilities primarily due to the payment of personnel-related obligations. The net losses incurred were primarily the result of necessary spending for the continuing development and expansion of the Company's B-to-B e-commerce transaction services operation.

           Net cash used by investing activities: During the twenty-six weeks ended June 24, 2000, net cash used by investing activities of $5.2 million was primarily due to capital expenditures of $6.0 million, partly offset by proceeds of $0.8 million from the sale of the Company's investment in Blue Ridge Associates. The capital expenditures were primarily for new equipment purchases for the Company's new electronic fulfillment and distribution facility in Maumelle, Arkansas, as well as computer hardware and software purchases to upgrade the Company's systems platform.

           Net cash provided by financing activities: During the twenty-six weeks ended June 24, 2000, net cash provided by financing activities of $37.4 million was primarily due to a net increase in borrowings of $40.0 million, partially offset by the payment of debt issuance costs of $2.3 million primarily related to the March 2000 refinancing of the Company's credit facilities. During March 2000, the Company refinanced $24.0 million of borrowings under the Term Financing Facility and Industrial Revenue Bonds with additional borrowings under the Congress Credit Facility (as hereafter defined). Furthermore, primarily during the second quarter of 2000, the Company borrowed $25.0 million under the Richemont $25.0 million unsecured line of credit facility to fund its B-to-B e-commerce transaction services operation (see below).

           Congress Credit Facility: On March 24, 2000, the Company amended its credit facility with Congress Financial Corporation ("Congress") to provide the Company with a maximum credit line of up to $82.5 million (the "Congress Credit Facility"). The Congress Credit Facility, as amended, expires on January 31, 2004 and is comprised of a revolving loan facility, a $17.5 million Tranche A Term Loan and a $7.5 million Tranche B Term Loan. Total cumulative borrowings, however, are subject to limitations based upon specified percentages of eligible receivables and eligible inventory, and the Company is required to maintain $3.0 million of excess credit availability at all times. The Congress Credit Facility, as amended, is secured by all the assets of the Company and places restrictions on the incurrence of additional indebtedness and on the payment of common stock dividends. Additionally, the Company is subject to certain financial covenants requiring it to maintain minimum levels of net worth and working capital and achieve specified quarterly earnings/(loss) before interest, taxes, depreciation and amortization ("EBITDA") targets.

           The amended Congress Credit Facility replaced the original $65.0 million revolving line of credit facility with Congress as well as the Company's $16.0 million Term Financing Facility and $8.0 million of Industrial Revenue Bonds. Both the Term Financing Facility and the Industrial Revenue Bonds were supported by letters of credit issued by UBS, AG and guaranteed by Richemont Finance S.A., a significant shareholder of the Company ("Richemont"), which letters of credit were scheduled to expire on March 31, 2000. The Company utilized $24.0 million of proceeds under the amended Congress Credit Facility to reimburse UBS, AG for drawings on the letters of credit made by the trustees of the Term Financing Facility and the Industrial Revenue Bonds, both of which were required to be redeemed upon the expiration of the letters of credit.

           As of June 24, 2000, the Company had $56.7 million of borrowings outstanding under the amended Congress Credit Facility comprised of $32.8 million under the revolving loan facility, and $16.4 million and $7.5 million of Tranche A Term Loans and Tranche B Term Loans, respectively. The Company may draw upon the amended Congress Credit Facility to fund working capital requirements as needed.

           Richemont $10.0 Million Line of Credit Facility: The Company is party to a $10.0 million unsecured line of credit facility (the "Richemont
$10.0 million Line of Credit") with Richemont. The maximum amount available to be drawn under the Richemont $10.0 million Line of Credit (the "Maximum Amount") was initially $10.0 million and will be reduced on a dollar-for-dollar basis for each dollar of equity contributed to the Company or any of its subsidiaries after March 24, 2000 by Richemont or any subsidiary or affiliate of Richemont. If the excess availability under the Congress Credit Facility is less than $3.0 million, the Company will be required to borrow under the Richemont $10.0 million Line of Credit, and pay to Congress the amount such that the excess availability under the Congress Credit Facility after such payment will be $3.0 million. The Company may also borrow under the Richemont $10.0 million Line of Credit up to $5.0 million to pay trade creditors in the ordinary course of business. The Richemont $10.0 million Line of Credit will remain in place until the Congress Credit Facility is terminated or the Maximum Amount is reduced to zero. As of June 24, 2000, there were no borrowings outstanding under the Richemont $10.0 million Line of Credit.

           Richemont $25.0 Million Line of Credit Facility: On March 1, 2000, the Company became a party to a $25.0 million unsecured line of credit facility (the "Richemont $25.0 million Line of Credit") with Richemont to obtain the necessary funding from Richemont to continue the development and expansion of the Company's B-to-B e-commerce transaction services operation. The Richemont $25.0 million Line of Credit will mature on the earlier of December 30, 2000 or the date on which Richemont makes an equity infusion in the Company or any of the Company's subsidiaries (such earlier date, the "Maturity Date"). As of June 24, 2000, there were $25.0 million of borrowings outstanding under the Richemont $25.0 million Line of Credit.

           Effective August 7, 2000, the Company and Richemont entered into a binding agreement for the private sale by the Company of a new series of the Company's preferred stock to Richemont or one of its affiliates for an aggregate purchase price of $70 million. The sale is expected to be completed by the end of August 2000. The net proceeds of such sale, estimated to be approximately $67.5 million, will be used to repay and retire all amounts outstanding under the Richemont $10.0 million Line of Credit and the Richemont $25.0 million Line of Credit and for development of the Company's fulfillment and distribution centers with the balance to be used for working capital and general corporate purposes. In light of this capital infusion, the Company will reorient its business plan to accelerate achieving self-funding status. This reorientation will likely reduce the rate of increase in the Company's IT spending, reduce structural costs and reduce capital commitments towards new initiatives, contributing to an increase in operational efficiencies. This reorientation is consistent with the change that the Company perceives in the capital markets, away from valuing businesses based on revenue growth and towards valuing businesses based on cash availability and the timing of profitability. In conjunction with this reorientation, the Company will continue its exploration begun in the second half of 1999 of potential strategic options and financial offerings, including targeting potential strategic, financial and operating parties that could both complement and accelerate the Company's business initiatives for the purpose of maximizing shareholder value, and obtaining access to funds that would permit the Company to redeem the preferred stock to be issued to Richemont.

           General: At June 24, 2000, the Company had $1.3 million in cash and cash equivalents compared with $2.8 million at December 25, 1999. Working capital and current ratios at June 24, 2000 were $7.4 million and 1.06 to 1 versus $18.0 million and 1.19 to 1 at December 25, 1999. Total cumulative borrowings, including financing under capital lease obligations, as of June 24, 2000 aggregated $82.8 million, $54.1 million of which is classified as long-term. Remaining availability under the Company's credit facilities, as of June 24, 2000, was $19.3 million ($20.6 million including cash on hand). Capital commitments at June 24, 2000 totaled approximately $5 million principally for machinery and equipment for the Company's fulfillment and distribution centers. The Company believes that it will be able to satisfy its ongoing cash requirements for the foreseeable future primarily with the proceeds of the proposed capital infusion from Richemont together with borrowings under the Congress Credit Facility.

SEASONALITY

           The revenues and business for both the direct commerce and B-to-B services operating segments are seasonal. The Company processes and ships more catalog orders during the fourth quarter holiday season than in any other portion of the year. Many of the Company's clients for e-commerce transaction services experience similar seasonal trends resulting in increased order processing during the holiday season. Accordingly, the Company recognizes a disproportionate share of annual revenues during the last three months of the year.

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


FORWARD LOOKING STATEMENTS

The following statements may be deemed to be forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:

"In light of this capital infusion, the Company will reorient its business plan to accelerate achieving self-funding status."

"This reorientation will likely reduce the rate of increase in the Company's IT spending, reduce structural costs and reduce capital commitments towards new initiatives, contributing to an increase in operational efficiencies."

"The Company believes that it will be able to satisfy its ongoing cash requirements for the foreseeable future primarily with the proceeds of the proposed capital infusion from Richemont together with borrowings under the Congress Credit Facility."

Cautionary Statements

The following material identifies important factors that could cause actual results to differ materially from those in the forward looking statements identified above:

A general deterioration of economic conditions in the United States leading to a reduction in consumer spending generally, or specifically with reference to the types of merchandise which the Company offers in its catalogs or over the Internet, or which are offered by its third-party fulfillment clients.

The failure of the Internet generally to achieve the projections made for it with respect to growth of e-commerce or otherwise. The imposition of regulatory, tax or other requirements with respect to Internet sales. Actual or perceived technological difficulties or security issues with respect to conducting e-commerce over the Internet generally or through the Company's websites or those of its third-party fulfillment clients specifically.

A business failure of, or liquidity problems experienced by, one or more of the Company's third-party fulfillment clients. The ability of the Company to enter into new third-party fulfillment contracts and/or maintain existing third-party fulfillment contracts.

The ability of the Company to equip and open its new fulfillment center at the same time it is receiving inventory from customers who require fulfillment services in time for the fall and holiday selling seasons.

The ability of the Company to attract and retain senior and mid-level management generally (including in the erizon sales force and in the management of the catalogs) and specifically with the requisite experience in e-commerce or Internet businesses.

The risk that key vendors or suppliers may reduce or withdraw trade credit to the Company, convert the Company to a cash basis or otherwise change credit terms, or require the Company to provide letters of credit to support its purchase of inventory, increasing the Company's cost of capital and impacting the Company's ability to obtain merchandise in a timely manner.

The inability of the Company to timely obtain and distribute merchandise leading to an increase in backorders and cancellations.

An increase in postage, printing and paper prices and/or the inability of the Company to reduce expenses generally as required.

The inability of the Company to access the capital markets due to market conditions generally and the Company's business situation specifically and/or the inability of the Company to close the proposed sale of preferred stock to Richemont in a timely fashion.

Cost constraints and the inability to access sufficient additional capital to maintain and upgrade the Company's information technology platform in order to serve the e-commerce needs of companies doing business (or desiring to do business) on the Internet.

The Company's dependence to date on Richemont and its affiliates for financial support and the fact that they are not under any obligation ever to provide any additional support in the future.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

           See Note 5. Contingencies, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of the status of certain legal proceedings pending against the Company and its subsidiaries.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        See Part II, Item 4 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 25, 2000 for the results of the votes taken at the Company's 2000 annual meeting held on May 4, 2000.

ITEM 5. OTHER INFORMATION

        Effective August 7, 2000, the Company and Richemont, the Company's largest shareholder owning approximately 48.2% of the Company's Common Stock, entered into a binding agreement for the private sale by the Company of a new series of the Company's preferred stock, Series A Cumulative Participating Preferred Stock, par value $.01 per share, to Richemont or one of its affiliates for a purchase price of $70 million. The net proceeds of such sale, estimated to be approximately $67.5 million, will be used to repay and retire all amounts outstanding under the Richemont $10.0 million Line of Credit and the Richemont $25.0 million Line of Credit and for development of the Company's fulfillment and distribution centers with the balance to be used for working capital and general corporate purposes.

        The preferred stock to be sold to Richemont will bear a dividend at the annual rate of 15% payable quarterly in cash or in kind, will have a liquidation preference equal to its purchase price (plus accrued and unpaid dividends), will have only such voting rights as are required by law (except in the case of certain defaults in the payment of dividends) and will be redeemable on the fifth anniversary of the date of issuance or earlier under certain circumstances involving a change of control, asset disposition or equity sale (all as defined). The sale and issuance of the preferred stock was approved by the Company's Transactions Committee and its independent Directors as well as its lender. The closing of the sale of the preferred stock is subject to customary closing conditions but does not require shareholder consent. Such closing is expected to take place by the end of August 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1 Intercompany Services Agreement by and between erizon, Inc. and Hanover Brands, Inc.
10.2 Sixteenth Amendment to Loan and Security Agreement dated as of August 8, 2000 by and among Congress Financial Corporation and the Company and certain of its subsidiaries.
10.3 Commitment Letter dated August 7, 2000 between the Company and Richemont Finance S.A.

27      Financial Data Schedule (EDGAR filing only).

(b) Reports on Form 8-K

None

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



HANOVER DIRECT, INC.

Registrant

       By: /s/ Brian C. Harriss
          -----------------------------------------------
           Brian C. Harriss
           Senior Vice-President and Chief Financial Officer
           (On behalf of the Registrant and as principal financial officer)





       Date: August 8, 2000