Form 10-Q/A
period 2000-06-24
HANOVER DIRECT INC
filed 2000-08-10
CIK 320333

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q/A

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

                                EXPLANATORY NOTE

           This Form 10-Q/A is being filed by Hanover Direct, Inc., a Delaware corporation (the "Company"), as an amendment to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 24, 2000 to make certain additions to
Part II - Item 6(a), Exhibit 10.3, filed therewith.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.



HANOVER DIRECT, INC.

Registrant

       By: /s/ Brian C. Harriss
          -----------------------------------------------
           Brian C. Harriss
           Senior Vice-President and Chief Financial Officer
           (On behalf of the Registrant and as principal financial officer)





       Date: August 9, 2000