Form 10-Q
period 2000-09-23
HANOVER DIRECT INC
filed 2000-11-07
CIK 320333

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended SEPTEMBER 23, 2000
                                               ------------------


                         Commission file number 1-12082


                              HANOVER DIRECT, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Common stock, par value $0.66 2/3 per share: 213,772,946 shares outstanding as of November 2, 2000.

                              HANOVER DIRECT, INC.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                      PAGE
------------------------------                                                                                      ----
    Item 1. Financial Statements

       Condensed Consolidated Balance Sheets - September 23, 2000 and December 25, 1999...........................     3

       Condensed Consolidated Statements of Income (Loss) -
         thirteen and thirty-nine weeks ended September 23, 2000 and September 25, 1999...........................     5

       Condensed Consolidated Statements of Cash Flows -
         thirty-nine weeks ended September 23, 2000 and September 25, 1999........................................     6

       Notes to Condensed Consolidated Financial Statements.......................................................     7

    Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations....................................................................................    11

    Item 3. Quantitative and Qualitative Disclosures About Market Risk............................................    20

PART II - OTHER INFORMATION

    Item 1. Legal Proceedings.....................................................................................    21

    Item 2. Changes in Securities and Use of Proceeds.............................................................    21

    Item 6. Exhibits and Reports on Form 8-K......................................................................    22

    Signature.....................................................................................................    23

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                              SEPTEMBER 23,               DECEMBER 25,
                                                                                   2000                       1999
                                                                           -------------------             ------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                       $   1,517                $   2,849
     Accounts receivable, net                                                           26,933                   29,287
     Inventories                                                                        74,131                   54,816
     Prepaid catalog costs                                                              27,625                   20,305
     Deferred tax asset, net                                                             3,300                    3,300
     Other current assets                                                                3,043                    2,935
                                                                                     ---------                ---------
                          Total Current Assets                                         136,549                  113,492
                                                                                     ---------                ---------
Property and equipment, at cost:
     Land                                                                                4,634                    4,634
     Buildings and building improvements                                                23,390                   23,269
     Leasehold improvements                                                              9,990                    9,491
     Furniture, fixtures and equipment                                                  58,667                   53,863
     Construction in progress                                                            6,265                    1,990
                                                                                     ---------                ---------
                                                                                       102,946                   93,247
     Accumulated depreciation and amortization                                        (52,308)                 (46,360)
                                                                                     ---------                ---------
     Property and equipment, net                                                        50,638                   46,887

     Goodwill, net                                                                      15,946                   16,336
     Deferred tax asset, net                                                            11,700                   11,700
     Other assets                                                                        1,776                    3,004
                                                                                     ---------                ---------
                          Total Assets                                               $ 216,609                $ 191,419
                                                                                     =========                =========


           See notes to condensed consolidated financial statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                      SEPTEMBER 23,           DECEMBER 25,
                                                                                          2000                   1999
                                                                                      -------------           ------------
LIABILITIES, REDEEMABLE PREFERRED STOCK
 AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt and capital lease obligations                     $     4,414             $    3,257
    Accounts payable                                                                         65,275                 63,549
    Accrued liabilities                                                                      18,989                 24,284
    Customer prepayments and credits                                                          4,844                  4,412
                                                                                        -----------             ----------
                 Total Current Liabilities                                                   93,522                 95,502
                                                                                        -----------             ----------

Non-current Liabilities:
    Long-term debt                                                                           35,839                 39,578
    Other liabilities                                                                         2,442                  2,474
                                                                                        -----------             ----------
                 Total Non-current Liabilities                                               38,281                 42,052
                                                                                        -----------             ----------
                 Total Liabilities                                                          131,803                137,554
                                                                                        -----------             ----------

Series A Cumulative Participating Preferred Stock, redeemable at $50 per share ($70,000), 2,345,000 shares authorized, 1,400,000 shares issued,
at September 23, 2000 and none at December 25, 1999, with accretion (Note 6)                 69,255                   --
                                                                                        -----------             ----------

Non-Redeemable Preferred Stock, Common Stock and Other Shareholders' Equity:
    Series B Convertible Additional Preferred Stock, $10 stated value, authorized, issued and outstanding: none at September 23, 2000 and
    634,900 shares at December 25, 1999                                                        --                    6,318
    Common Stock, $0.66 2/3  par value, authorized 300,000,000 shares; issued
    214,425,398 shares at September 23, 2000 and 211,519,511 shares at
    December 25,1999                                                                        142,951                141,013
    Capital in excess of par value                                                          309,163                301,088
    Accumulated deficit                                                                    (432,783)              (390,763)
                                                                                        -----------             ----------
                                                                                             19,331                 57,656
Less:
    Treasury stock, at cost (652,552 shares at September 23, 2000 and
    December 25, 1999)                                                                       (1,829)                (1,829)
    Notes receivable from sale of Common Stock                                               (1,951)                (1,962)
                                                                                        -----------             ----------
Total Non-Redeemable Preferred Stock, Common Stock and Other Shareholders'
Equity                                                                                       15,551                 53,865
                                                                                        -----------             ----------

                 Total Liabilities, Redeemable Preferred Stock and
                 Shareholders' Equity                                                   $   216,609             $  191,419
                                                                                        ===========             ==========


           See notes to condensed consolidated financial statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                      13 WEEKS ENDED                      39 WEEKS ENDED
                                                                      --------------                      --------------
                                                              SEPTEMBER 23,     SEPTEMBER 25,      SEPTEMBER 23,     SEPTEMBER 25,
                                                                  2000              1999               2000              1999
                                                              -------------     -------------      -------------     -------------
Net revenues                                                    $ 140,381        $   121,656         $ 413,937          $ 380,607
                                                                ---------        -----------         ---------          ---------

Operating costs and expenses:
    Cost of sales and operating expenses                           97,207             76,117           281,584            240,645
    Write-down/ (recovery) of inventory of
    discontinued catalogs                                              --             (1,511)               --             (1,835)
    Selling expenses                                               34,465             29,468           103,485             95,486
    General and administrative expenses                            19,178             16,068            56,105             46,397
    Depreciation and amortization                                   1,933              2,314             6,871              6,858
                                                                ---------        -----------         ---------          ---------
                                                                  152,783            122,456           448,045            387,551
                                                                ---------        -----------         ---------          ---------
(Loss) from operations                                            (12,402)              (800)          (34,108)            (6,944)
                                                                ---------        -----------         ---------          ---------

    Interest expense, net                                           2,367              1,703             7,690              5,183
                                                                ---------        -----------         ---------          ---------
(Loss) before income taxes                                        (14,769)            (2,503)          (41,798)           (12,127)
    Income tax provision                                               30                185               135                579
                                                                ---------        -----------         ---------          ---------
Net (loss)                                                        (14,799)            (2,688)          (41,933)           (12,706)

Preferred stock dividends and accretion                             1,146                159             1,233                476
                                                                ---------        -----------         ---------          ---------
Net (loss) applicable to common shareholders                    $ (15,945)       $    (2,847)        $ (43,166)         $ (13,182)
                                                                =========        ===========         =========          =========

Net (loss) per share:
     Net (loss) per share - basic and diluted                   $    (.07)       $      (.01)        $    (.20)         $    (.06)
                                                                =========        ===========         =========          =========
     Weighted average common shares outstanding -
     basic and diluted (thousands)                                213,773            210,843           213,085            210,641
                                                                =========        ===========         =========          =========


           See notes to condensed consolidated financial statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                           FOR THE 39 WEEKS ENDED
                                                                               ---------------------------------------------
                                                                                     SEPTEMBER 23,         SEPTEMBER 25,
                                                                                         2000                  1999
                                                                                     -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                                             $  (41,933)           $  (12,706)
Adjustments to reconcile net (loss) to net cash (used)
    by operating activities:
    Depreciation and amortization, including deferred fees                                  8,932                 8,681
    Provision for doubtful accounts                                                         2,686                 1,733
    Write-down/ (recovery) of inventory of discontinued catalogs                               --                (1,835)
    Stock option compensation expense                                                       3,962                 2,192
Changes in assets and liabilities:
    Accounts receivable                                                                      (332)                3,464
    Inventories                                                                           (19,315)                3,647
    Prepaid catalog costs                                                                  (7,320)               (9,132)
    Accounts payable                                                                        1,726               (16,125)
    Accrued liabilities                                                                    (3,972)                7,366
    Customer prepayments and credits                                                          432                   150
    Other, net                                                                                (28)               (6,382)
                                                                                       ----------            ----------
Net cash (used) by operating activities                                                   (55,162)              (18,947)
                                                                                       ----------            ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of property and equipment                                                 (9,308)               (3,251)
    Proceeds from sale of Blue Ridge Associates                                               838                    --
                                                                                       ----------            ----------
Net cash (used) by investing activities                                                    (8,470)               (3,251)
                                                                                       ----------            ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under Congress revolving loan facility                                  10,172                18,814
    Net borrowings (payments) under Congress term loan facility                            10,553                (1,125)
    Redemption of Term Financing Facility                                                 (16,000)                   --
    Redemption of Industrial Revenue Bonds                                                 (8,000)                   --
    Payment of debt issuance costs                                                         (2,360)               (1,487)
    Net proceeds from issuance of Series A Cumulative Participating
      Preferred Stock                                                                      68,109                    --
    Payment of Series B Convertible Additional Preferred Stock
      dividends                                                                              (920)                   --
    Proceeds from issuance of Common Stock-exercise of Stock options                          848                   572
    Other, net                                                                               (102)                 (376)
                                                                                       ----------            ----------
Net cash provided by financing activities                                                  62,300                16,398
                                                                                       ----------            ----------
Net decrease in cash and cash equivalents                                                  (1,332)               (5,800)
Cash and cash equivalents at the beginning of the year                                      2,849                 2,207
                                                                                       ----------            ----------
Cash and cash equivalents at the end of the period                                     $    1,517            $    6,407
                                                                                       ==========            ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
    Interest                                                                           $    5,754            $    3,389
                                                                                       ==========            ==========
    Income taxes                                                                       $      264            $      596
                                                                                       ==========            ==========
Non-cash investing and financing activities:
    Capital lease obligations                                                          $      837            $      407
                                                                                       ==========            ==========
    Redemption of Series B Convertible Additional Preferred Stock                      $    6,349            $       --
                                                                                       ==========            ==========
    Stock dividend/accretion-Series A Cumulative Participating Preferred Stock         $    1,146            $       --
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

3.       NET (LOSS) PER SHARE

         Net (loss) per share is computed using the weighted average number of common shares outstanding in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." As a net loss was incurred for the periods reported in the accompanying condensed consolidated statements of income (loss), the weighted average number of shares used in the calculation for diluted net loss per share excludes stock options and convertible preferred stock, the effects of which would be antidilutive.

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

         The Company's management reviews income (loss) from operations to evaluate performance and allocate resources. Reportable segment data were as follows (in thousands of dollars):

RESULTS FOR THE 13 WEEKS                   DIRECT          B-TO-B        ELIMINATIONS/
ENDED SEPTEMBER 23, 2000:                 COMMERCE         SERVICES        ALL OTHER       CONSOLIDATED
                                        ------------     ------------    -------------     ------------
Net revenues from external customers       $ 133,598        $   6,783        $      --        $ 140,381
Inter-segment revenues                            --           26,090          (26,090)              --

Income/ (Loss) from operations             $   4,258        $ (12,387)       $  (4,273)       $ (12,402)
Interest income/(expense)                     (1,661)            (548)            (158)          (2,367)
                                           ---------        ---------        ---------        ---------
Income/ (Loss) before income taxes         $   2,597        $ (12,935)       $  (4,431)       $ (14,769)
                                           =========        =========        =========        =========



RESULTS FOR THE 13 WEEKS
ENDED SEPTEMBER 25, 1999:

Net revenues from external customers       $ 119,923        $   1,733        $      --        $ 121,656
Inter-segment revenues                            --           23,379          (23,379)              --

Income/ (Loss) from operations             $   2,640        $  (3,440)       $      --        $    (800)
Interest income/(expense)                       (464)          (1,239)              --           (1,703)
                                           ---------        ---------        ---------        ---------
Income/ (Loss) before income taxes         $   2,176        $  (4,679)       $      --        $  (2,503)
                                           =========        =========        =========        =========

RESULTS FOR THE 39 WEEKS                   DIRECT           B-TO-B         ELIMINATIONS/
ENDED SEPTEMBER 23, 2000:                 COMMERCE         SERVICES          ALL OTHER     CONSOLIDATED
                                        ------------     ------------      -------------   ------------
Net revenues from external customers       $ 393,525        $  20,412        $      --        $ 413,937
Inter-segment revenues                            --           72,769          (72,769)              --

Income/ (Loss) from operations             $   8,006        $ (31,062)       $ (11,052)       $ (34,108)
Interest income/(expense)                     (4,788)          (2,188)            (714)          (7,690)
                                           ---------        ---------        ---------        ---------
Income/ (Loss) before income taxes         $   3,218        $ (33,250)       $  11,766       $ (41,798)
                                           =========        =========        =========        =========

RESULTS FOR THE 39 WEEKS
ENDED SEPTEMBER 25, 1999:

Net revenues from external customers       $ 377,121        $   3,486        $      --        $ 380,607
Inter-segment revenues                            --           73,363          (73,363)              --

Income/ (Loss) from operations             $   5,083        $ (12,027)       $      --        $  (6,944)
Interest income/(expense)                     (1,343)          (3,840)              --           (5,183)
                                           ---------        ---------        ---------        ---------
Income/ (Loss) before income taxes         $   3,740        $ (15,867)       $      --        $ (12,127)
                                           =========        =========        =========        =========

         Income/ (loss) from operations for the direct commerce segment for the thirteen and thirty-nine week periods ended September 25, 1999 included income of $1.5 million and $1.8 million, respectively, attributable to a 1999 partial reversal of a 1998 charge for the write-down of discontinued catalog inventory.

         During the first quarter of 2000, the Company, as part of its initiative to reposition itself as both a specialty direct marketer and as a provider of B-to-B e-commerce transaction services, modified its business segmentation, resulting in the reclassification of certain general and administrative expenses from its direct commerce and B-to-B services segments to the corporate level. Accordingly, the Company's "Eliminations/All Other" category now includes these corporate operating expenses as well as inter-segment eliminations, and non-reportable operating segments (primarily the Company's Always in Style joint venture). Segmented income/(loss) from operations for the thirteen and thirty-nine week periods ended September 25, 1999, on a pro-forma basis to reflect this modification, would have been $4.0 million and $7.7 million for the direct commerce segment, $(4.0) million and $(12.6) million for the B-to-B services segment and $(0.8) million and $(2.0) million for all other, respectively.

5.       CONVERSION OF SERIES B CONVERTIBLE ADDITIONAL PREFERRED STOCK

         In February 2000, all 634,900 outstanding shares of the Company's Series B Convertible Additional Preferred Stock issued in connection with the Company's 1995 acquisition of Aegis Safety Holdings Inc., publisher of The Safety Zone catalog, were redeemed via the issuance of 2,193,317 shares of the Company's Common Stock. The market value for the Company's shares on the date of redemption was $2.75 per share. Additionally, the Company made a $0.9 million cash payment for all unpaid cumulative preferred dividends.

6.       ISSUANCE OF SERIES A CUMULATIVE PARTICIPATING PREFERRED STOCK

         On August 24, 2000, the Company issued 1,400,000 shares of preferred stock designated as Series A Cumulative Participating Preferred Stock (the "Series A Preferred Stock") to Richemont Finance S.A., the holder of approximately 48.2% of the Company's Common Stock, for $70.0 million. The Series A Preferred Stock has a par value of $0.01 per share, and a liquidation preference of $50.00 per share, and was recorded net of issuance costs of $1.9 million. The issuance costs will be accreted as a dividend over a five year period ending on the mandatory redemption date. Dividends are cumulative and accrue at an annual rate of 15%, or $7.50 per share, and are payable quarterly either in cash or in-kind through the issuance of additional Series A Preferred Stock. Cash dividend payments are required for dividend payment dates occurring after February 1, 2004. As of September 23, 2000, the Company accreted dividends of $1.1 million, and reserved 22,167 additional shares of Series A Preferred Stock for the payment of such dividend. In-kind dividends and issuance cost accretion are charged against additional paid-in capital, with a corresponding increase in the carrying amount of the preferred stock. Cash dividends will also be reflected as a charge to additional paid-in capital, however, no adjustment to the carrying amount of the preferred stock will be made. The Series A Preferred Stock is generally non-voting, except if dividends have been in arrears and unpaid for four quarterly periods, whether or not consecutive. The holder of the Series A Preferred Stock shall then have the exclusive right to elect two directors of the Company until such time as all such cumulative dividends accumulated on the Series A Preferred Stock have been paid in full. Furthermore, the holder of the Series A Preferred Stock is entitled to receive additional participating dividends in the event any dividends are declared or paid, or any other distribution is made with respect to the Common Stock of the Company. The additional dividends would be equal to the applicable percentage of the amount of the dividends or distributions payable in respect of one share of Common Stock. In the event of a liquidation or dissolution of the Company, the holder of the Series A Preferred Stock shall be paid an amount equal to $50.00 per share of Series A Preferred Stock plus the amount of any accrued and unpaid dividends, before any payments to other stockholders.

         The Company may redeem the Series A Preferred Stock in whole at any time and the holder of the Series A Preferred Stock may elect to cause the Company to redeem all or any of such holder's Series A Preferred Stock under certain circumstances involving a change of control, asset disposition or equity sale. Mandatory redemption of the Series A Preferred Stock by the Company is required on August 23, 2005 (the "Final Redemption Date") at a redemption price of $50.00 per share of Series A Preferred Stock plus the amount of any accrued and unpaid dividends. If, at the Final Redemption Date, the Company does not have sufficient capital and surplus legally available to redeem all the outstanding shares of the Series A Preferred Stock, the Company will be required to take all measures permitted under the Delaware General Corporation Law to increase the amount of its capital and surplus legally available and to redeem as many shares of the Series A Preferred Stock as it may legally redeem. Thereafter, as funds become available, the Company will be required to redeem as many additional shares of the Series A Preferred Stock as it legally can, until it has redeemed all remaining outstanding shares of the Series A Preferred Stock.

7.       CONTINGENCIES

         A class action lawsuit was commenced on March 3, 2000 entitled Edwin L. Martin v. Hanover Direct, Inc. and John Does 1 through 10, bearing case no. CJ2000-177, in the State Court of Oklahoma (District Court in and for Sequoyah County). Plaintiff commenced the action on behalf of himself and a class of persons who have at any time purchased a product from the Company and paid for an "insurance charge." The complaint sets forth claims for breach of contract, unjust enrichment, recovery of money paid absent consideration, fraud and a claim under the New Jersey Consumer Fraud Act. The complaint alleges that the Company charges its customers for delivery insurance even though, among other things, the Company's common carriers already provide insurance and the insurance charge provides no benefit to the Company's customers. Plaintiff also seeks a declaratory judgment as to the validity of the delivery insurance. The damages sought are (i) an order directing the Company to return to the plaintiff and class members the "unlawful revenue" derived from the insurance charges,
(ii) declaring the rights of the parties, (iii) permanently enjoining the Company from imposing the insurance charge, (iv) awarding threefold damages of less than $75,000 per plaintiff and per class member, and (v) attorney's fees and costs. The Company's motion to dismiss is pending and the discovery commenced; the Company believes it has defenses against the claims, however, it is too early to determine the outcome or range of potential settlement, which could have a material impact on the Company's results of operations when settled in a future period.

         At the end of January 2000, the Company received a letter from the Federal Trade Commission ("FTC") conducting an inquiry into the marketing of The Shopper's Edge club to determine whether, in connection with such marketing, any entities have engaged in (1) unfair or deceptive acts or practices in violation of Section 5 of the FTC Act and/or (2) deceptive or abusive telemarketing acts or practices in violation of the FTC's Telemarketing Sales Rule. The inquiry was undertaken pursuant to the provisions of Sections 6, 9 and 10 of the FTC Act. Following such an investigation, the FTC may initiate an enforcement action if it finds "reason to believe" that the law is being violated. When there is "reason to believe" that a law violation has occurred, the FTC may issue a complaint setting forth its charges. If the respondent elects to settle charges, it may sign a consent agreement (without admitting liability) by which it consents to entry of a final order and waives all right to judicial review. If the FTC accepts such a proposed consent, it places the order on the record for sixty days of public comment before determining whether to make the order final. The Company believes that it complied with all enumerated aspects of the investigation. It has not received notice of an enforcement action or a complaint against it.

         Management believes these matters will not have a material impact on the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth, for the fiscal periods indicated, the percentage relationship to revenues of certain items in the Company's Condensed Consolidated Statements of Income (Loss).

RESULTS OF OPERATIONS - THIRTEEN WEEKS ENDED SEPTEMBER 23, 2000 COMPARED WITH THIRTEEN WEEKS ENDED SEPTEMBER 25, 1999

                                                                                                13 WEEKS ENDED
                                                                                                ---------------
                                                                                      SEPTEMBER 23,         SEPTEMBER 25,
                                                                                          2000                  1999
                                                                                          ----                  ----
Net revenues..................................................................          100.0%                 100.0%
Cost of sales and operating expenses..........................................           69.2                   62.6
Write-down/ (recovery) of inventory of discontinued catalogs .................             --                   (1.2)
Selling expenses..............................................................           24.5                   24.2
General and administrative expenses...........................................           13.7                   13.2
Depreciation and amortization.................................................            1.4                    1.9
(Loss) from operations........................................................           (8.8)%                 (0.7)%

         Net (Loss). The Company reported a net loss of $(14.8) million or $(.07) per share for the thirteen week period ended September 23, 2000 compared with a net loss of $(2.7) million or $(.01) per share for the comparable period in 1999. The per share amounts were calculated based on weighted average shares outstanding of 213,773,193 and 210,843,167 for the current and prior year periods, respectively. This increase in weighted average shares was due to the February 2000 redemption of the Company's Series B Convertible Additional Preferred Stock via the issuance of 2,193,317 shares of the Company's Common Stock as well as shares issued in connection with the Company's stock option plans.

         Compared to the comparable period in 1999, the $12.1 million increase in net loss was primarily due to:

         (i) higher distribution and systems development costs primarily related to the expansion of the Company's business-to-business ("B-to-B") e-commerce transaction services operation;

         (ii) 1999 partial reversal of a 1998 charge for the write-down of discontinued catalog inventory;

         (iii)    higher general and administrative expenses; and

         (iv)     higher interest expense,

partially offset by higher demand across most merchandise categories.

        Net Revenues. Net revenues increased $18.7 million (15.4%) for the thirteen week period ended September 23, 2000 to $140.4 million from $121.7 million for the comparable period in 1999. This increase was primarily due to higher net revenues for the Company's core catalog offerings and the Company's B-to-B e-commerce transaction services operation partly offset by 1999 net revenues from the Company's discontinued catalogs. Net revenues from core catalogs increased by $16.5 million (14.1%) due to higher demand across most merchandise categories resulting from an increase in overall catalog circulation. The Company circulated approximately 47 million catalogs during the 2000 period versus approximately 39 million catalogs for the comparable period in 1999. The number of customers having made a purchase from the Company's catalogs during the 12 months preceding September 23, 2000 remained at approximately 4 million, consistent with the number at December 25, 1999. Net revenues from discontinued catalogs during the thirteen week period ended September 25, 1999 were $2.9 million.

         Net revenues for the Company's B-to-B e-commerce transaction services increased by $5.1 million from $1.7 million during the 1999 period to $6.8 million for the thirteen week period ended September 23, 2000. This reflects the 1999 start-up and the 2000 expansion of the Company's B-to-B e-commerce transaction services operation which provides Internet order processing, customer care and shipping and distribution services on behalf of third-party clients.

         Cost of Sales and Operating Expenses. Cost of sales and operating expenses increased to 69.2% of net revenues for the thirteen week period ended September 23, 2000 compared to 62.6% of net revenues for the comparable period in 1999. The increase was primarily due to higher distribution and systems development costs, which included higher costs related to an increase in headcount as well as higher consulting and facility/equipment rental expenses, primarily related to the 2000 expansion of the Company's B-to-B e-commerce transaction services operation. This expansion includes the addition of a new fulfillment and distribution facility in Maumelle, Arkansas. Additionally, the Company incurred higher merchandise postage expense related to order fulfillment for the Company's catalog brands.

         Write-down/ (Recovery) of Inventory of Discontinued Catalogs. During 1999, the Company liquidated inventory related to its discontinued Austad's, Tweeds and Colonial Garden Kitchens catalog brands. This inventory was written down to net realizable value during 1998 following the Company's decision to terminate the catalog operations of these brands. The Company was able to liquidate a substantial portion of this inventory by utilizing the various liquidation vehicles at its disposal such as off-price merchants and special sales catalogs. Of these, the Company was able to utilize special sales catalogs, which provide higher cost recoveries, to a larger extent than anticipated in 1998. Accordingly, $1.5 million of the 1998 write-down was reversed and included in the Company's results for the thirteen week period ended September 25, 1999.

         Selling Expenses. Selling expenses increased to 24.5% of net revenues for the thirteen week period ended September 23, 2000 from 24.2% for the comparable period in 1999, primarily due to lower catalog productivity attributable to an increase in overall circulation, including a 15% increase in prospecting which traditionally carries lower response rates, as well as higher paper costs. This was partially offset by a higher revenue base derived from the expansion of the Company's B-to-B e-commerce transaction services operation.

         General and Administrative Expenses. General and administrative expenses were 13.7% of net revenues for the thirteen week period ended September 23, 2000 versus 13.2% of net revenues for the comparable period in 1999. This increase was primarily due to higher personnel-related expenses and, in addition, the Company incurred higher professional and consulting fees primarily attributable to the split of the Company into two separate business units.

         Depreciation and Amortization. Depreciation and amortization decreased to 1.4% of net revenues for the thirteen week period ended September 23, 2000 compared to 1.9% of net revenues for the comparable period in 1999.

         Loss from Operations. The Company's loss from operations increased by $11.6 million to $(12.4) million for the thirteen week period ended September 23, 2000 from a loss of $(0.8) million for the comparable period in 1999. The Company's results are comprised of the following segments:

- Direct Commerce: Income from operations of $4.3 million for the thirteen week period ended September 23, 2000 compares to income from operations of $2.6 million for the comparable period in 1999. The $1.7 million increase was primarily due to higher demand across most merchandise categories. This was partially offset by higher catalog costs, reflecting higher paper costs as well as an increase in circulation, higher merchandise postage expense, higher personnel-related expenses, and the 1999 partial reversal of a 1998 charge for the write-down of discontinued catalog inventory.

- B-to-B Services: Loss from operations of $(12.4) million for the thirteen week period ended September 23, 2000 compares to a loss from operations of $(3.4) million for the comparable period in 1999. The $9.0 million increase was primarily due to higher distribution and systems development costs, which included higher costs related to an increase in headcount as well as higher consulting and facility/equipment rental expenses, primarily related to the 2000 expansion of the Company's B-to-B e-commerce transaction services operation. This expansion includes the addition of a new fulfillment and distribution facility in Maumelle, Arkansas.

- All Other: Loss from operations was $(4.3) million for the thirteen week period ended September 23, 2000. This reflected the 2000 inclusion of $3.2 million of certain corporate level general and administrative expenses ($0.7 million of similar expenses were included in the direct commerce and B-to-B services segments during 1999) and 2000 losses related to the start-up of the Company's Always In Style joint venture. The 2000 general and administrative expenses included higher personnel-related expenses and, in addition, the Company incurred higher professional and consulting fees primarily attributable to the split of the Company into two separate business units.

         Interest Expense, Net. Interest expense, net increased $0.7 million to $2.4 million for the thirteen week period ended September 23, 2000 compared to $1.7 million for the comparable period in 1999. The increase was primarily due to higher average borrowings and interest rates during the 2000 period.

         Income Taxes. The Company recorded a state tax provision of less than $0.1 million for the thirteen week period ended September 23, 2000, compared to a state tax provision of $0.2 million for the comparable period in 1999.


RESULTS OF OPERATIONS - THIRTY-NINE WEEKS ENDED SEPTEMBER 23, 2000 COMPARED WITH THE THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 1999

                                                                                               39 WEEKS ENDED
                                                                                               ---------------
                                                                                      SEPTEMBER 23,         SEPTEMBER 25,
                                                                                          2000                  1999
                                                                                          ----                  ----
Net revenues..................................................................          100.0%                 100.0%
Cost of sales and operating expenses..........................................           68.0                   63.2
Write-down/ (recovery) of inventory of discontinued catalogs .................           --                     (0.5)
Selling expenses..............................................................           25.0                   25.1
General and administrative expenses...........................................           13.5                   12.2
Depreciation and amortization.................................................            1.7                    1.8
(Loss) from operations........................................................           (8.2)%                 (1.8)%

         Net (Loss). The Company reported a net loss of $(41.9) million or $(.20) per share for the thirty-nine week period ended September 23, 2000 compared with a net loss of $(12.7) million or $(.06) per share for the comparable period in 1999. The per share amounts were calculated based on weighted average shares outstanding of 213,085,469 and 210,640,667 for the current and prior year periods, respectively. This increase in weighted average shares was due to the February 2000 redemption of the Company's Series B Convertible Additional Preferred Stock via the issuance of 2,193,317 shares of the Company's Common Stock as well as shares issued in connection with the Company's stock option plans.

         Compared to the comparable period in 1999, the $29.2 million increase in net loss was primarily due to:

(i) higher distribution and systems development costs primarily related to the expansion of the Company's B-to-B e-commerce transaction services operation;

(ii) 1999 partial reversal of a 1998 charge for the write-down of discontinued catalog inventory;

(iii)    higher general and administrative expenses; and

(iv)     higher interest expense,

partially offset by higher demand and margins across most merchandise categories.

         Net Revenues. Net revenues increased $33.3 million (8.8%) for the thirty-nine week period ended September 23, 2000 to $413.9 million from $380.6 million for the comparable period in 1999. This increase was primarily due to higher net revenues for the Company's core catalog offerings and the Company's B-to-B e-commerce transaction services operation, partly offset by 1999 net revenue from the Company's discontinued catalogs. Net revenues from core catalogs increased by $34.1 million (9.5%) due to higher demand across most merchandise categories resulting from an overall increase in catalog circulation. The Company circulated approximately 206 million catalogs during the 2000 period versus approximately 184 million catalogs during the 1999 period. Net revenues from discontinued catalogs during the thirty-nine week period ended September 25, 1999 were $17.7 million.

         Net revenues for the Company's B-to-B e-commerce transaction services operation increased by $16.9 million from $3.5 million during the 1999 period to $20.4 million for the thirty-nine week period ended September 23, 2000. This reflects the 1999 start-up and the 2000 expansion of the Company's B-to-B e-commerce transactions services operation which provides Internet order processing, customer care and shipping and distribution services on behalf of third-party clients.

         Cost of Sales and Operating Expenses. Cost of sales and operating expenses increased to 68.0% of net revenues for the thirty-nine week period ended September 23, 2000 compared to 63.2% of net revenues for the comparable period in 1999. The increase was primarily due to higher distribution and systems development costs, which included higher costs related to an increase in headcount as well as higher consulting and facility/equipment rental expenses, primarily related to the expansion of the Company's B-to-B e-commerce transaction services operation. This expansion includes the addition of a new fulfillment and distribution facility in Maumelle, Arkansas. Additionally, the Company incurred higher merchandise postage expense related to order fulfillment for the Company's catalog brands. All of these items were partially offset by higher catalog product margins due to a decrease in the Company's cost of merchandise, a higher percentage of which is now internationally sourced at lower costs.

         Write-down/ (Recovery) of Inventory of Discontinued Catalogs. During 1999, the Company liquidated inventory related to its discontinued Austad's, Tweeds and Colonial Garden Kitchens catalog brands. This inventory was written down to net realizable value during 1998 following the Company's decision to terminate the catalog operations of these brands. The Company was able to liquidate a substantial portion of this inventory by utilizing the various liquidation vehicles at its disposal such as off-price merchants and special sales catalogs. Of these, the Company was able to utilize special sales catalogs, which provide higher cost recoveries, to a larger extent than anticipated in 1998. Accordingly, $1.8 million of the 1998 write-down was reversed and included in the Company's results for the thirty-nine week period ended September 25, 1999.

         Selling Expenses. Selling expenses decreased to 25.0% of net revenues for the thirty-nine week period ended September 23, 2000 from 25.1% for the comparable period in 1999, primarily due to a higher revenue base derived from the expansion of the Company's B-to-B e-commerce transaction services operation. This was mostly offset by lower catalog productivity attributable to an increase in overall circulation, including a 19% increase in prospecting which traditionally carries lower response rates, as well as higher paper costs.

         General and Administrative Expenses. General and administrative expenses were 13.5% of net revenues for the thirty-nine week period ended September 23, 2000 versus 12.2% of net revenues for the comparable period in 1999. This increase was primarily due to higher personnel-related expenses and a higher provision for doubtful accounts. Additionally, the Company incurred higher professional and consulting fees primarily attributable to the split of the Company into two separate business units.

         Depreciation and Amortization. Depreciation and amortization decreased to 1.7% of net revenues for the thirty-nine week period ended September 23, 2000 compared to 1.8% of net revenues for the comparable period in 1999.

         Loss from Operations. The Company's loss from operations increased by $27.2 million to $(34.1) million for the thirty-nine week period ended September 23, 2000 from a loss of $(6.9) million for the comparable period in 1999. The Company's results are comprised of the following segments:

- Direct Commerce: Income from operations of $8.0 million for the thirty-nine week period ended September 23, 2000 compares to income from operations of $5.1 million for the comparable period in 1999. The $2.9 million increase was primarily due to higher demand and product margins across most merchandise categories. This was partially offset by higher catalog costs, reflecting higher paper costs as well as an increase in circulation, higher merchandise postage expense, higher personnel-related expenses, and the 1999 partial reversal of a 1998 charge for the write-down of discontinued catalog inventory.

- B-to-B Services: Loss from operations of $(31.1) million for the thirty-nine week period ended September 23, 2000 compares to a loss from operations of $(12.0) million for the comparable period in 1999. The $19.1 million increase was primarily due to higher distribution and systems development costs, which included higher costs related to an increase in headcount as well as higher consulting and facility/equipment rental expenses, primarily related to the 2000 expansion of the Company's B-to-B e-commerce transaction services operation. This expansion includes the addition of a new fulfillment and distribution facility in Maumelle, Arkansas. Additionally, the Company incurred a higher provision for doubtful accounts.

- All Other: Loss from operations was $(11.1) million for the thirty-nine week period ended September 23, 2000. This reflects the 2000 inclusion of $8.9 million of certain corporate level general and administrative expenses ($1.9 million of similar expenses were included in the direct commerce and B-to-B e-commerce transaction services segments during 1999) and 2000 losses related to the start-up of the Company's Always In Style joint venture. The 2000 general and administrative expenses primarily included higher personnel-related expenses and, in addition, the Company incurred higher professional and consulting fees primarily attributable to the split of the Company into two separate business units.

         Interest Expense, Net. Interest expense, net increased $2.5 million to $7.7 million for the thirty-nine week period ended September 23, 2000 compared to $5.2 million for the comparable period in 1999. This increase was primarily due to higher average borrowings and interest rates during the 2000 period.

         Income Taxes. The Company recorded state tax provisions of $0.1 million and $0.6 million for the thirty-nine week periods ended September 23, 2000 and September 25, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used by operating activities. During the thirty-nine week period ended September 23, 2000, net cash used by operating activities of $55.2 million was primarily due to net losses which, when adjusted for depreciation, amortization and other non-cash items, used $26.4 million of operating cash. Additionally, cash outflows resulted from a pre-holiday season increase in inventory and prepaid catalog costs, and a decrease in accrued liabilities primarily due to the payment of personnel-related obligations.

         Net cash used by investing activities: During the thirty-nine week period ended September 23, 2000, net cash used by investing activities of $8.5 million was primarily due to capital expenditures of $9.3 million, partly offset by proceeds of $0.8 million from the sale of the Company's investment in Blue Ridge Associates. The capital expenditures were primarily for new equipment purchases for the Company's new fulfillment and distribution facility in Maumelle, Arkansas, as well as computer hardware and software purchases to upgrade the Company's information technology platform.

         Net cash provided by financing activities. During the thirty-nine week period ended September 23, 2000, net cash provided by financing activities of $62.3 million was primarily due to net proceeds of $68.1 million attributable to the issuance of 1.4 million shares of Series A Cumulative Participating Preferred Stock to Richemont Finance S.A., partly offset by a net decrease in borrowings of $3.3 million and the payment of debt issuance costs of $2.4 million primarily related to the March 2000 refinancing of the Company's credit facilities. During March 2000, the Company refinanced $24.0 million of borrowings under the Term Financing Facility and Industrial Revenue Bonds with additional borrowings under the Congress Credit Facility as discussed below.

         Congress Credit Facility. On March 24, 2000, the Company amended its credit facility with Congress Financial Corporation ("Congress") to provide the Company with a maximum credit line, subject to certain limitations, of up to $82.5 million (the "Congress Credit Facility"). The Congress Credit Facility, as amended, expires on January 31, 2004 and is comprised of a revolving loan facility, a $17.5 million Tranche A Term Loan and a $7.5 million Tranche B Term Loan. Total cumulative borrowings, however, are subject to limitations based upon specified percentages of eligible receivables and eligible inventory, and the Company is required to maintain $3.0 million of excess credit availability at all times. The Congress Credit Facility, as amended, is secured by all the assets of the Company and places restrictions on the incurrence of additional indebtedness and on the payment of common stock dividends. As of September 23, 2000, the Company had $38.5 million of borrowings outstanding under the amended Congress Credit Facility comprised of $15.4 million under the revolving loan facility, and $15.6 million and $7.5 million of Tranche A Term Loans and Tranche B Term Loans, respectively. The Company may draw upon the amended Congress Credit Facility to fund working capital requirements as needed.

         The amended Congress Credit Facility replaced the original $65.0 million revolving line of credit facility with Congress as well as the Company's $16.0 million Term Financing Facility and $8.0 million of Industrial Revenue Bonds. Both the Term Financing Facility and the Industrial Revenue Bonds were supported by letters of credit issued by UBS, AG and guaranteed by Richemont Finance S.A., which letters of credit were scheduled to expire on March 31, 2000. The Company utilized $24.0 million of proceeds under the amended Congress Credit Facility to reimburse UBS, AG for drawings on the letters of credit made by the trustees of the Term Financing Facility and the Industrial Revenue Bonds, both of which were required to be redeemed upon the expiration of the letters of credit.

         Richemont $10.0 Million Line of Credit Facility. From March 24, 2000 through August 24, 2000, the Company was a party to a $10.0 million unsecured line of credit facility (the "Richemont $10.0 million Line of Credit") with Richemont Finance S.A. The Richemont $10.0 million Line of Credit facility provided the Company with financing from Richemont should the excess availability under the Congress Credit Facility fall below $3.0 million. Additionally, the Company could have borrowed up to $5.0 million under the Richemont $10.0 million Line of Credit to pay trade creditors in the ordinary course of business. On August 24, 2000, the Richemont $10.0 million Line of Credit was terminated and all borrowings outstanding as of August 24, 2000 of approximately $5.0 million, plus accrued and unpaid interest, were repaid and retired from a portion of the net proceeds obtained from the issuance of the Company's Series A Preferred Stock to Richemont.

         Richemont $25.0 Million Line of Credit Facility. From March 1, 2000 through August 24, 2000, the Company was a party to a $25.0 million unsecured line of credit facility (the "Richemont $25.0 million Line of Credit") with Richemont which provided the Company with funding from Richemont to continue the development and expansion of the Company's B-to-B e-commerce transaction services operation. On August 24, 2000, the Richemont $25.0 million Line of Credit was terminated and all borrowings outstanding as of August 24, 2000 of approximately $25.0 million, plus accrued and unpaid interest, were repaid and retired from a portion of the net proceeds obtained from the issuance of the Company's Series A Preferred Stock to Richemont.

         Cumulative Participating Preferred Stock. On August 24, 2000, the Company issued 1.4 million shares of Cumulative Participating Preferred Stock at a share price equal to its liquidation value of $50.00 per share (the "Series A Preferred Stock") to Richemont Finance S.A., obtaining proceeds of approximately $68.1 million, net of issuance costs. Approximately $30.9 million of net proceeds were used to repay and retire all borrowings outstanding under the Richemont $25.0 million Line of Credit and the Richemont $10.0 million Line of Credit facilities, plus accrued and unpaid interest, and, as a result, both the Richemont $25.0 million Line of Credit and the Richemont $10.0 million Line of Credit arrangements were terminated. The remaining net proceeds of approximately $37.2 million were used to reduce debt levels under the Congress Credit Facility to lower the Company's debt service costs. This resulted in an increase in credit availability under the Congress Credit Facility that the Company may draw upon when necessary to fund the continued development of its fulfillment and distribution centers as well as to fund its working capital requirements.

         Dividends are cumulative and accrue at an annual rate of 15%, or $7.50 per share, and are payable quarterly either in cash or in-kind through the issuance of additional Series A Preferred Stock. As of September 23, 2000, the Company had accrued dividends of $1.1 million, and has reserved 22,167 additional shares of Series A Preferred Stock for the payment of such dividends. Cash dividend payments are required for dividend payment dates occurring after February 1, 2004. Mandatory redemption of the Series A Preferred Stock by the Company is required on August 23, 2005 (the "Final Redemption Date") at a redemption price of $50.00 per share of Series A Preferred Stock plus the amount of any accrued and unpaid dividends. If, at the Final Redemption Date, the Company does not have sufficient capital and surplus legally available to redeem all the outstanding shares of the Series A Preferred Stock, the Company will be required to take all measures permitted under the Delaware General Corporation Law to increase the amount of its capital and surplus legally available and to redeem as many shares of the Series A Preferred Stock as it may legally redeem. Thereafter, as funds become available, the Company will be required to redeem as many additional shares of the Series A Preferred Stock as it legally can, until it has redeemed all remaining outstanding shares of the Series A Preferred Stock.

         General. At September 23, 2000, the Company had $1.5 million in cash and cash equivalents compared with $2.8 million at December 25, 1999. Working capital and current ratios at September 23, 2000 were $43.0 million and 1.46 to 1 versus $18.0 million and 1.19 to 1 at December 25, 1999. Total cumulative borrowings, including financing under capital lease obligations as of September 23, 2000 aggregated $40.3 million, $35.8 million of which is classified as long-term. Remaining availability under the Congress Revolving Credit Facility as of September 23, 2000 was $31.7 million ($33.2 million including cash on hand). Capital commitments at September 23, 2000 totaled approximately $2.0 million principally for machinery and equipment for the Company's fulfillment/ distribution and telemarketing centers.

         The Company has taken decisive actions to improve profitability and enhance shareholder value. These include: 1) Realizing approximately $6.5 million in annual overhead savings through the elimination of approximately 90 FTE's during the third quarter of 2000; 2) ceasing additional funding of startup initiatives as of the end of the 3rd quarter of this year; 3) consolidating management of the mid-market and upscale home fashions business under one President to increase vendor leverage and synergies across our two largest businesses; and 4) reviewing additional potential cost reduction opportunities.

         The combination of revenue growth and cost reductions should result in the Company achieving positive operating EBITDA cashflow in the 4th quarter of 2000, and for the entire fiscal year in 2001 and annually thereafter, excluding any reserves associated with cost reduction actions developed and announced in the future. The Company is currently developing a fiscal 2001 operating budget which it will present to the Board of Directors for approval. In addition, the Company continues to explore consolidation opportunities that will amortize erizon's unabsorbed fixed and central costs, create competitive scale, and build frontmover advantage in the third party fulfillment business.

         Upon considering both the Company's internally generated cash flows and cash requirements together with $31.7 million of borrowing availability under the Congress Credit Facility as well as the initiatives discussed above, the Company believes that it will be able to fund its ongoing cash requirements for the foreseeable future.

SEASONALITY

         The revenues and business for both the direct commerce and B-to-B services operating segments are seasonal. The Company processes and ships more catalog orders during the fourth quarter holiday season than in any other quarter of the year. Many of the Company's clients for B-to-B e-commerce transaction services experience similar seasonal trends resulting in increased order processing during the holiday season. Accordingly, the Company recognizes a disproportionate share of annual revenues during the last three months of the year.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which the Company is required to adopt at the beginning of fiscal year 2001. SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company currently does not engage in derivative and hedging activities, however, the effect, if any, on the Company's financial statements has not yet been determined by the Company.

FORWARD LOOKING STATEMENTS

         The following statements may be deemed to be forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:

         "The Company has taken decisive actions to improve profitability and enhance shareholder value. These include: 1) Realizing approximately $6.5 million in annual overhead savings through the elimination of approximately 90 FTE's during the third quarter of 2000; 2) ceasing additional funding of startup initiatives as of the end of the 3rd quarter of this year; 3) consolidating management of the mid-market and upscale home fashions business under one President to increase vendor leverage and synergies across our two largest businesses; and 4) reviewing additional potential cost reduction opportunities."

         "The combination of revenue growth and cost reductions should result in the Company achieving positive operating EBITDA cashflow in the 4th quarter of 2000, and for the entire fiscal year in 2001 and annually thereafter, excluding any reserves associated with cost reduction actions developed and announced in the future. The Company is currently developing a fiscal 2001 operating budget which it will present to the Board of Directors for approval. In addition, the Company continues to explore consolidation opportunities that will amortize erizon's unabsorbed fixed and central costs, create competitive scale, and build frontmover advantage in the third party fulfillment business."

         "Upon considering both the Company's internally generated cash flows and cash requirements together with $31.7 of borrowing availability under the Congress Credit Facility as well as the initiatives discussed above, the Company believes that it will be able to fund its ongoing cash requirements for the foreseeable future."

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

         The ability of the Company to equip and open its new fulfillment center at the same time it is receiving inventory from customers who require fulfillment services in time for the holiday selling season.

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

         The inability of the Company to access the capital markets due to market conditions generally and the Company's business situation specifically.

         Cost constraints and the inability to access sufficient additional capital to maintain and upgrade the Company's information technology platform in order to serve the e-commerce needs of companies doing business (or desiring to do business) on the Internet.

         The Company's dependence to date on Richemont and its affiliates for financial support and the fact that they are not under any obligation whatsoever to provide any additional support in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         See Note 7. Contingencies, of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of the status of certain legal proceedings pending against the Company and its subsidiaries.

ITEM 2.  Changes in Securities and Use of Proceeds

(a) Not applicable.

(b) The rights of the holders of the Company's Common Stock, par value $0.66-2/3 per share, have been limited or qualified by the issuance of 1,400,000 shares of the Company's Series A Cumulative Participating Preferred Stock (the "Series A Preferred Stock") on August 24, 2000.

The Series A Preferred Stock has a par value of $0.01 per share and a liquidation preference of $50.00 per share. Dividends are cumulative and accrue at an annual rate of 15%, or $7.50 per share, and are payable quarterly either in cash or in-kind through the issuance of additional Series A Preferred Stock. Cash dividend payments are required for dividend payment dates occurring after February 1, 2004. The Series A Preferred Stock is generally non-voting, except if dividends have been in arrears and unpaid for four quarterly periods, whether or not consecutive. The holder of the Series A Preferred Stock shall then have the exclusive right to elect two directors of the Company until such time as all such cumulative dividends accumulated on the Series A Preferred Stock have been paid in full. Furthermore, the holder of the Series A Preferred Stock is entitled to receive additional participating dividends in the event any dividends are declared or paid on, or any other distribution is made with respect to, the Common Stock of the Company. The additional dividends would be equal to 6150% of the amount of the dividends or distributions payable in respect of one share of Common Stock. In the event of a liquidation or dissolution of the Company, the holders of the Series A Preferred Stock shall be paid an amount equal to $50 per share of Series A Preferred Stock plus the amount of any accrued and unpaid dividends, before any payments to other stockholders.

The Company may redeem the Series A Preferred Stock in whole at any time and the holders of the Series A Preferred Stock may elect to cause the Company to redeem all or any of such holder's Series A Preferred Stock under certain circumstances involving a change of control, asset disposition or equity sale. Mandatory redemption of the Series A Preferred Stock by the Company is required on August 23, 2005 (the "Final Redemption Date") at a redemption price of $50 per share of Series A Preferred Stock plus the amount of any accrued and unpaid dividends. If, at the Final Redemption Date, the Company does not have sufficient capital and surplus legally available to redeem all the outstanding shares of Series A Preferred Stock, the Company will be required to take all measures permitted under the Delaware General Corporation Law to increase the amount of its capital and surplus legally available and to redeem as many shares of Series A Preferred Stock as it may legally redeem. Thereafter, as funds become available, the Company will be required to redeem as many additional shares of Series A Preferred Stock as it legally can, until it has redeemed all remaining outstanding shares of the Series A Preferred Stock.

(c) On August 24, 2000, the Company sold 1,400,000 shares of its Series A Cumulative Participating Preferred Stock in a private placement (not involving the use of underwriters or other placement agents) to Richemont Finance S.A., a Luxembourg company which owns approximately 48.2% of the Company's outstanding Common Stock ("Richemont"), for an aggregate purchase price of $70.0 million in cash. There were no underwriting discounts or commissions related to such sale.

Such sale was exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 506 of Regulation D thereunder. The facts relied upon to make such exemption available are that the Preferred Stock was offered and sold to a single investor, Richemont, which is an accredited investor, and the Company complied with the requirements of Rules 501 and 502 under Regulation D promulgated under the Act.

See also Item 2(b) above and Part I - Financial Information, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Cumulative Participating Preferred Stock of this Quarterly Report on Form 10-Q.

(d)      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

27       Financial Data Schedule (EDGAR filing only).

(b)      Reports on Form 8-K

         On August 24, 2000, the Company filed a report on Form 8-K reporting, pursuant to Item 5 of such form, the issuance of 1,400,000 shares of preferred stock, designated as Series A Cumulative Participating Preferred Stock, to Richemont Finance S.A., the Company's largest shareholder owning approximately 48.2% of the Company's common stock.

         On October 19, 2000, the Company filed a report on Form 8-K reporting, pursuant to Item 5 of such form, the resignations of Messrs. Basil P. Regan, Shailesh J. Mehta and Howard M.S. Tanner from the Company's Board of Directors. Furthermore, the Company reported that Mr. Eloy Michotte, a member of the Executive Committee of Compagnie Financiere Richemont AG as well as a Director of Richemont S.A., will be appointed to the Company's Board of Directors. Due to these changes, the number of members of the Board of Directors will decrease from 12 to 10.

         On November 3, 2000, the Company filed a report on Form 8-K reporting, pursuant to Item 5 of such form, information concerning its quarterly conference call with management to review the third quarter 2000 results.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER DIRECT, INC.

Registrant

      By:   /s/ Brian C. Harriss
            ----------------------------------------------------------------
            Brian C. Harriss
            Senior Vice-President and Chief Financial Officer
            (On behalf of the Registrant and as principal financial officer)

Date: November 7, 2000