Form 10-K405
period 2000-12-30
HANOVER DIRECT INC
filed 2001-03-30
CIK 320333

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 16, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $24,511,160 (based on the closing price of the Common Stock on the American Stock Exchange on March 16, 2001 of $0.29 per share; shares of Common Stock owned by directors and officers of the Company are excluded from this calculation; such exclusion does not represent a conclusion by the Company that all of such directors and officers are affiliates of the Company).

     As of March 16, 2001, the registrant had 213,696,331 shares of Common Stock outstanding.
                            ------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A is incorporated into items 11, 12 and 13 of Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              HANOVER DIRECT, INC.
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

                                     INDEX

                                                                           PAGE
                                                                           ----
                                    PART I
ITEM 1.      Business....................................................    2
               General...................................................    2
               Strategic Realignment.....................................    2
               Hanover Brands............................................    3
               erizon....................................................    6
               Incubator Investments.....................................    8
               Credit Management.........................................    8
               Financing.................................................    8
               Additional Investments....................................   10
               Employees.................................................   11
               Seasonality...............................................   11
               Competition...............................................   11
               Trademarks................................................   12
               Government Regulation.....................................   12
ITEM 2.      Properties..................................................   12
ITEM 3.      Legal Proceedings...........................................   13
ITEM 4.      Submission of Matters to a Vote of Security Holders.........   13

                                    PART II
ITEM 5.      Market for Registrant's Common Equity and Related
             Stockholder's Matters.......................................   14
ITEM 6.      Selected Financial Data.....................................   15
ITEM 7.      Management's Discussion and Analysis of Consolidated
             Financial Condition and Results of Operations...............   16
               Results of Operations.....................................   16
               Liquidity and Capital Resources...........................   20
               Forward Looking Statements................................   22
               Cautionary Statements.....................................   22
ITEM 7A.     Quantitative and Qualitative Disclosures about Market
             Risk........................................................   24
ITEM 8.      Financial Statements and Supplementary Data.................   25
ITEM 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................   55

                                   PART III
ITEM 10.     Directors and Executive Officers of the Registrant..........   57
ITEM 11.     Executive Compensation......................................   61
ITEM 12.     Security Ownership of Certain Beneficial Owners and
             Management..................................................   61
ITEM 13.     Certain Relationships and Related Transactions..............   61
                                    PART IV
ITEM 14.     Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................   62
             Signatures..................................................   64

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Hanover Direct, Inc. (the "Company") provides quality, branded merchandise through a portfolio of catalogs and e-commerce platforms to consumers, as well as a comprehensive range of Internet, e-commerce and fulfillment services to businesses.

     Hanover Brands, Inc. ("Hanover Brands"), the Company's business-to-consumer subsidiary, is comprised of its catalog and Web site portfolio of home fashions, apparel, general merchandise and gift brands including during 2000 Domestications, The Company Store, Scandia Down, Turiya, Domestications Kitchen & Garden, Kitchen & Home, Encore, Improvements, Silhouettes, International Male, Undergear and Gump's By Mail. Each brand can be accessed on the Internet individually by name. In addition, the Company was the exclusive distributor of the Compagnie de la Chine brand in North America and owns Gump's, a retail store based in San Francisco, California. In January 2001, the Company announced that it plans to discontinue certain businesses, including the Turiya, Kitchen & Home and Domestications Kitchen & Garden catalogs, and to end its marketing agreement with Compagnie de la Chine.

     During 2000, erizon, Inc. ("erizon"), the Company's business-to-business subsidiary, was comprised of the Company's direct commerce IT platform, Keystone Internet Services, Inc., the Company's third party, end-to-end, fulfillment, logistics and e-care provider, and Desius LLC, offering Web shop services and e-commerce systems development. erizon also serviced the logistical, IT and fulfillment needs of Hanover Brands through an intercompany services agreement which was terminated effective December 30, 2000. In January 2001, the Company announced that it planned to cease Desius LLC's business operations. Thereafter, erizon will consist principally of the third party fulfillment business of Keystone Internet Services, Inc.

     On December 5, 2000, the Company's Board of Directors elected Thomas C. Shull as President, Chief Executive Officer and a member of the Board replacing Rakesh K. Kaul who resigned on December 5, 2000 as President and Chief Executive Officer and a member of the Board.

     The Company is incorporated in Delaware with its principal executive office at 1500 Harbor Boulevard, Weehawken, New Jersey 07087. The Company's telephone number is (201) 863-7300. The Company is a successor in interest to The Horn & Hardart Company, a restaurant company founded in 1911, and Hanover House Industries, Inc., founded in 1934. Richemont Finance S.A. ("Richemont"), a Luxembourg company, owns approximately 47.9% of the Company's outstanding common stock and holds an irrevocable proxy from a third party to vote an additional approximately 2.0% of the Company's common stock currently held by such third party. Richemont is an affiliate of Compagnie Financiere Richemont, A.G., a Swiss based publicly traded luxury goods company.

STRATEGIC REALIGNMENT

     On January 5, 2001, the Company announced a strategic business realignment program which included (1) the elimination of approximately 285 FTE positions across all its business units, (2) the closure of the Company's Always In Style business, (3) the discontinuance by Hanover Brands of the underperforming Turiya, Kitchen & Home and Domestications Kitchen & Garden catalogs while incorporating some of the product offerings within continuing catalogs, (4) the termination by Hanover Brands of its marketing agreement with Compagnie de la Chine, (5) the closure by Hanover Brands of certain retail outlets and a satellite facility in New Jersey, (6) the expected closure by erizon of its leased fulfillment and telemarketing facility in Maumelle, Arkansas later in the year, and (7) the immediate cessation by erizon of the operations of Desius LLC.

     Such actions were taken in an effort to direct the Company's resources primarily towards growth in core brands, such as The Company Store, Domestications, Improvements and Silhouettes brands, while reducing costs in all areas of the business and eliminating investment activities that had not yet generated sufficient revenue to produce profitable returns. erizon intends to consolidate the Maumelle operations within its remaining facilities and intends to provide the bulk of its fulfillment services for third party clients of its Keystone Internet Services, Inc. subsidiary within its existing operations. The consolidation of Keystone activities in other facilities is intended to provide a better opportunity to the Company to focus resources, particularly customer service support, on clients to service their needs.

     In March 2001, the Company took additional steps in its strategic business realignment program which included (1) the elimination of approximately 24 FTE positions principally in Hanover Brands and the Company's IT operations, (2) the expected closure by the Company of a portion of its leased principal executive offices in Weehawken, New Jersey and a leased storage facility later in the year, (3) the execution of an agreement for a new discount buyers club to consumers with MemberWorks Incorporated, and (4) initiatives directed at achieving costs savings in package shipping costs and telemarketing and customer service.

     The Company has retained Newmark Retail Financial Advisors LLC to seek qualified purchasers for its Gump's By Mail and Gump's San Francisco business, its Brawn of California business, including the International Male and Undergear brands, and its 277,500 square foot warehouse and fulfillment facility located in Hanover, Pennsylvania.

     As a result of all the foregoing strategic business realignment actions, the Company's business to business revenues in fiscal 2001 and beyond will be materially reduced and for the foreseeable future limited to approximately 15 third party clients serviced by Keystone Internet Services, Inc. Taken in conjunction with the Company's announced intention to direct resources primarily towards growth in core brands, these actions will cause the Company, pursuant to SFAS No. 131, to report results for the consolidated operations of the Company as one segment commencing in fiscal 2001.

     The Company intends to continue to investigate both internal and external opportunities to further reduce costs, improve cashflow and maximize shareholder value.

HANOVER BRANDS

     General. The Company, through Hanover Brands, is a leading specialty direct marketer with a diverse portfolio of branded home fashions, general merchandise, men's and women's apparel and gift products marketed via direct mail-order catalogs and connected Internet Web sites. The Company's catalog titles are organized into six brand groups -- Home Fashions -- Mid-Market brands, Home Fashions -- Upscale brands, General Merchandise brands, Women's Apparel brands, Men's Apparel brands and Gift brands groups -- each consisting of one or more catalog/online titles. All of these brand groups utilize central purchasing and inventory management functions and erizon's common systems platform, telemarketing, fulfillment, distribution and administrative functions. During 2000, the Company mailed approximately 265 million catalogs, answered more than 11.2 million customer service/order calls and processed and shipped
11.5 million packages to customers.

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

     The Company's specialty catalogs typically range in size from approximately 54 to 112 pages with nine to twenty-six new editions per year depending on the seasonality and fashion content of the products offered. Each edition may be mailed several times each season with variations in format and content. Each catalog employs the services of an outside creative agency or has its own creative staff that is responsible for the designs, layout, copy, feel and theme of the book. Generally, the initial sourcing of new merchandise for a catalog begins four to seven months before the catalog is mailed.

     The following is a description of the Company's catalogs in each of the Company's six brand groups:

Home Fashions -- Mid-Market Brands:

     Domestications is a leading home fashions catalog offering affordable luxury for every room in the home for today's value-oriented and style-conscious consumer.

     Domestications Kitchen & Garden offers decorating products geared toward answering and solving kitchen and garden needs. In January 2001, the Company announced that it plans to discontinue Domestications Kitchen & Garden but intends to incorporate some of the catalog's product offerings within its continuing catalogs.

Home Fashions -- Upscale Brands:

     The Company Store is an upscale home fashions catalog focused on high quality down products and other private label and branded home furnishings.

     Kitchen & Home features distinctive and highly functional entertaining and decorating products. In January 2001, the Company announced that it plans to discontinue Kitchen & Home but intends to incorporate some of the catalog's product offerings within its continuing catalogs.

     Scandia Down is a nationally known retailer specializing in luxury down products and home fashions.

     Launched in 1999, Turiya is a luxury home furnishings catalog featuring exclusive designers with the finest products, textiles, tailoring and concierge level customer care. In January 2001, the Company announced that it plans to discontinue Turiya but intends to incorporate some of the catalog's product offerings within its continuing catalogs.

General Merchandise Brands:

     Improvements is a leading do-it-yourself home improvement catalog offering quick and clever problem solvers to make life easier around the home, yard and car. Improvements also presents The Safety Zone, which offers innovative products for health, comfort and safety.

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

     Compagnie de la Chine offers collections of tableware, glassware, textiles and home decor based on Chinese ancestral designs, natural materials and traditional techniques. In 1999, the Company became the exclusive distributor of the Compagnie de la Chine brand in North America. In January 2001, the Company announced that it had terminated its marketing agreement with Compagnie de la Chine.

     In March 1999, the Company, through a newly formed subsidiary, started up and promoted a discount buyers club to consumers known as "The Shopper's Edge." In exchange for an up-front membership fee, the Shopper's Edge program enables members to purchase a wide assortment of merchandise at discounts which are not available through traditional retail channels. Initially, prospective members participate in a 30-day trial period that, unless canceled, is automatically converted into a full membership term, which is one year in duration. Memberships are automatically renewed at the end of each term unless canceled by the member.

     Effective December 1999, the Company sold its interest in The Shopper's Edge subsidiary to an unrelated third party for a nominal fair value based upon an independent appraisal. The Company entered into a solicitation services agreement with the purchaser whereby the Company will provide solicitation services for the program, and will receive commissions for member acceptances based on a fixed fee per member basis, adjusted for cancellation rates on a prospective basis. This agreement to provide solicitation services continued throughout the year 2000.

     Marketing and Database Management. The Company maintains a proprietary customer list currently containing approximately 8 million names of customers who have purchased from one of the Company's catalogs within the past 36 months. Approximately 3.5 million of the names on the list represent customers who have made purchases from at least one of the Company's catalogs within the last 12 months. The list contains name, gender, residence and historical transaction data. This database is selectively enhanced with demographic, socioeconomic, lifestyle and purchase behavior overlays from other sources.

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

     The Company utilizes name lists rented from other mailers and compilers as a primary source of new customers for the Company's catalogs. Many of the catalogs participate in a consortium database of catalog buyers whereby new customers are obtained by the periodic submission of desired customer buying behavior and interests to the consortium and the subsequent rental of non-duplicative names from the consortium. The Company's Encore catalog, by offering the best selling merchandise from both the Company's and third party catalogs, is tailor-made to appeal to and attract new customers derived from these name lists. Other sources of new customers include traditional print space advertisements and promotional inserts in outbound merchandise packages.

     The Internet as a source of new customers continues to grow in importance. The Company maintains an active presence on the Internet by having a commerce-enabled Web site for each of its catalogs which offers its merchandise, takes catalog requests, and accepts orders for not only Web site merchandise but also from any print catalog already mailed. The Web sites for each brand are promoted within each catalog, in traditional print media advertising, in TV commercials, and on third party Web sites. The Company utilizes marketing opportunities available to it by posting its catalog merchandise and accepting orders on third party Web sites, for which it is charged a commission. Third party Web site-advertising arrangements entered into by the Company includes partnerships with Excite, ArtSelect, Yahoo, and AOL.

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

     The Company's telephone telemarketing phone service costs (both inbound and outbound calls) are typically contracted for a two to three-year period. In the fourth quarter of 1999, the Company entered into a two-year call center service agreement with MCI Worldcom under which it obtained a reduction in the rate it had been paying pursuant to its then current telecommunications contract. In connection therewith, the Company agreed to guarantee certain levels of call volume and the Company has met and anticipates that it will continue to meet such targets.

     The Company generally enters into annual arrangements for paper and printing with a limited number of suppliers. These arrangements permit periodic price increases or decreases based on prevailing market conditions, changes in supplier costs and continuous productivity improvements. For 2000, paper costs approximated 6.4% of the Company's net revenues. Although the Company experienced a reduction in paper prices during 1999, paper prices increased by approximately 10% during the year 2000. The Company normally experiences increased costs of sales and operating expenses as a result of the general rate of inflation and commodity price fluctuations. Operating margins are generally maintained through internal cost reductions and operating efficiencies, and then through selective price increases where market conditions permit.

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

     The Company acquires products for resale in its catalogs from numerous domestic and foreign vendors. No single third party source supplied more than 10% of the Company's products in 2000. The Company's vendors are selected based on their ability to reliably meet the Company's production and quality requirements, as well as their financial strength and willingness to meet the Company's needs on an ongoing basis.

     The Company receives approximately 76.5% of its orders through its toll-free telephone service, which offers customer access seven days per week, 24 hours per day.

     Telemarketing and Distribution. Hanover Brands' telemarketing and distribution needs are provided by erizon. The management information systems used by Hanover Brands are discussed below. The Company mails its catalogs through the United States Postal Service ("USPS") utilizing pre-sort, bulk mail and other discounts. Most of the Company's packages are shipped through the USPS. Overall, catalog mailing and package shipping costs approximated 17.1% of the Company's net revenues in 2000. The USPS has implemented postage rate increases ranging from 15% for Priority Mail to 1.3% for 4th class mail effective January 2001. The Company does not expect the increase to have a material adverse effect on its results of operations. The Company mitigates the impact of postage rate increases by obtaining rate discounts from the USPS by automatically weighing each parcel and sorting and trucking packages to a number of USPS drop points throughout the country. Some packages are shipped using a consolidator for less frequently used drop points. The Company also utilizes United Parcel Service and other delivery services. In February 2000, United Parcel Service increased its ground and air rates by 3.1% and 3.5%, respectively. The Company examines alternative shipping services with competitive rate structures from time to time.

ERIZON

     General. The Company, through erizon, is an end-to-end technology solutions provider for e-commerce customers. During 2000, erizon was comprised of the Company's telemarketing, fulfillment and distribution functions as well as its proprietary, fully integrated systems platform internally known as Pegasus. That system is described under "Management Information Systems" below. Other assets include four warehouse fulfillment centers totaling approximately
2.0 million square feet, and five telemarketing/e-care centers with over 750 agent positions.

     In addition, erizon is home to Keystone Internet Services, Inc. ("Keystone"), providing back-end e-commerce services to a roster of Internet players. Keystone's services range from fulfillment and e-care to platform logistics products. During 2000, erizon was also home to Desius LLC, the Company's e-commerce software systems and programming Web shop joint venture for e-commerce applications. erizon also services the logistical, IT and fulfillment needs of Hanover Brands. In January 2001, the Company announced that it plans to cease Desius LLC's business operations. Thereafter, erizon will consist principally of the third party fulfillment business of Keystone Internet Services, Inc.

     Telemarketing. The Company has created a telephone network to link its five primary telemarketing facilities in Hanover, Pennsylvania, York, Pennsylvania, LaCrosse, Wisconsin, San Diego, California and Maumelle, Arkansas. The Company's telemarketing facilities utilize state-of-the-art telephone switching equipment which enables the Company to route calls between telemarketing centers and thus provide prompt customer service. In the fourth quarter of 1999, the Company entered into a two-year call center services agreement with MCI Worldcom. In April 2000 the Company entered into a three-year agreement with GE Capital International Services to provide telemarketing services in India. See "Hanover Brands -- Purchasing."

     The Company trains its telemarketing service representatives to be courteous, efficient and knowledgeable about the Company's products and those of its third party customers. Telemarketing service representa-tives generally receive 40 hours of training in selling products, services, systems and communication skills through simulated as well as actual phone calls. A substantial portion of the evaluation of telemarketing service representatives' performance is based on how well the representative meets customer service standards. While primarily trained with product knowledge to serve customers of one or more specific catalogs, telemarketing service representatives also receive cross training that enables them to take overflow calls from other catalogs. The Company utilizes customer surveys as an important measure of customer satisfaction.

     Distribution. The Company presently operates four distribution centers in four principal locations: one in Maumelle, Arkansas, one in Roanoke, Virginia, one in Hanover, Pennsylvania, and one in LaCrosse, Wisconsin. The Company uses these facilities to handle merchandise distribution for Hanover Brands as well as its third-party e-tail clients. See "Properties." In January 2001, the Company announced that it plans to close its distribution center in Maumelle, Arkansas.

     Management Information Systems. All the Company's catalogs are part of its integrated mail order and catalog system operating on its mid-range computer systems. Additionally, its fulfillment centers are part of the Company's warehouse management system. The Company's systems have been designed to meet its requirements as a high volume publisher of multiple catalogs. The Company is continuing to devote resources to improving its systems.

     The Company's software system is an on-line, real-time system which is used in managing all phases of the Company's operations and includes order processing, fulfillment, inventory management, list management and reporting. The software provides the Company with a flexible system that offers data manipulation and in-depth reporting capabilities. The management information systems are designed to permit the Company to achieve efficiencies in the way its financial, merchandising, inventory, telemarketing, fulfillment and accounting functions are performed.

     Keystone Internet Services. Launched in 1998, Keystone initially serviced the needs of other direct marketers without back-end fulfillment resources. Keystone currently offers e-commerce solutions and services to a customer base of brand name manufacturers and retailers who lack the end-to-end systems needed to enter e-commerce quickly, easily and affordably.

     Keystone offers its client base of 15 third party clients as of December 30, 2000 the resources needed on the "front-end" ranging from Web site creation and management to Internet marketing to multi-channel marketing promotions to structured financing. "Front-end" logistical services provided by Keystone include telemarketing and e-care. Keystone can take orders off the Web and answer e-mails as well as handle order processing, credit card transaction processing, customer database management and systems programming and interface support. On the "back-end," Keystone offers services including fulfillment, order management, inventory management and facility management. All this can be done using the Company's proprietary Pegasus multi-channel, multi-title platform described above.

     Desius. In 1999, the Company entered into a joint venture with RS Software (India), Ltd. to provide Web shop services and e-commerce software, systems and programming, augmenting the Company's programming services. The Desius teams have been based in Calcutta, India and the United States in an effort to provide 24/7 service. The Calcutta based Desius team also has provided additional resources including creative marketing, Web site creation, maintenance and management. Desius also has served as the outsourcing arm for Keystone clients which lack resources in these areas. In January 2001, the Company announced that it plans to cease Desius LLC's business operations.

     Intercompany Services Agreement. erizon and Hanover Brands, two wholly owned subsidiaries of the Company, entered into an exclusive intercompany services agreement. The intercompany services agreement was terminated as of December 30, 2000. Under the intercompany services agreement, erizon was obligated to provide services to Hanover Brands for (i) fulfillment services, such as order processing, customer service, warehousing, inventory maintenance, shipping and billing; (ii) information technology and Internet services, such as Web site design, development, hosting, systems administration and maintenance; and (iii) general and administrative services. The provision of services was coordinated by designated management teams from erizon and Hanover Brands and was performed in accordance with agreed upon service levels.

     For provision of the services under the intercompany service agreement, Hanover Brands periodically paid erizon fees, and reimbursed erizon for certain out-of-pocket expenses and any taxes, duties or tariffs. If the volume of transactions exceeded projections, erizon earned certain incremental fees, charges and/or other payments.

     Any Web sites created in connection with the agreement belong to Hanover Brands. Any proprietary rights in information, data or knowledge provided by erizon for Hanover Brands under the intercompany services agreement is the property of erizon, subject to a non-exclusive, non-transferable license to Hanover Brands. Generally, each party retained the right to use general knowledge, experience and know-how obtained in connection with the intercompany service agreement. erizon maintained ownership of all hardware and software used in the performance of the services.

     Under the agreement, each party was obligated to indemnify the other (and its related entities) from third party claims arising out of infringement of intellectual property rights; arising out of that party's property, as well as personal and property damage to employees, agents, subcontractors and business associates caused by the party or its related entities; and arising out of certain additional indemnities regarding certain obligations under the agreement. With certain exceptions, both parties have limited their liability to the other to direct damages with an aggregate limit.

INCUBATOR INVESTMENTS

     In 1999, the Company began to focus on expansion of its business portfolio through new Internet-related initiatives and sought to take equity stakes in promising on-line businesses and an active role in their development and technology.

     In 1999, the Company acquired a majority equity interest in Always in Style, LLC, an interactive service that provides consumers with personalized style and taste advice and tailored e-commerce merchandise offers. Retailers participating in the Always in Style retail network are provided with a ready-made solution and a virtually instantaneous way of adding this functionality to their Web sites. Always in Style was formally launched in November 1999. In January 2001, the Company announced that it plans to discontinue the Always in Style business and in March 2001 sold its interest in Always in Style, LLC to its partner in such venture.

     In 2000, the Company acquired minority equity interests of an immaterial value in two on-line businesses with which the Company does business.

CREDIT MANAGEMENT

     Several of the Company's catalogs, including Domestications, International Male and Gump's By Mail, offer their own private label credit cards. In 1999, the Company entered into a new three-year account purchase and credit card marketing and services agreement with Capital One Services, Inc. and Capital One Bank under which Capital One provides for the sale and servicing of accounts receivable origination from the Company's private label credit card program.

FINANCING

     Congress Credit Facility. On March 24, 2000, the Company amended its credit facility with Congress Financial Corporation ("Congress") to provide the Company with a maximum credit line, subject to certain limitations, of up to $82.5 million (the "Congress Credit Facility"). The Congress Credit Facility, as amended, expires on January 31, 2004 and is comprised of a revolving loan facility, a $17.5 million Tranche A Term Loan and a $7.5 million Tranche B Term Loan. Total cumulative borrowings, however, are subject to limitations based upon specified percentages of eligible receivables and eligible inventory, and the Company is required to maintain $3.0 million of excess credit availability at all times. The Congress Credit Facility, as amended, is secured by all the assets of the Company and places restrictions on the incurrence of additional indebtedness and on the payment of common stock dividends. As of December 30, 2000, the Company had $38.1 million of borrowings outstanding under the amended Congress Credit Facility comprised of $15.7 million under the revolving loan facility, and $14.9 million and $7.5 million of Tranche A Term Loans and Tranche B Term Loans, respectively. The Company may draw upon the amended Congress Credit Facility to fund working capital requirements as needed.

     The amended Congress Credit Facility replaced a $65.0 million revolving line of credit facility with Congress as well as the Company's $16.0 million Term Financing Facility and $8.0 million of Industrial Revenue Bonds. Both the Term Financing Facility and the Industrial Revenue Bonds were supported by letters of credit issued by UBS, AG and guaranteed by Richemont Finance S.A. The Company utilized

$24.0 million of proceeds under the amended Congress Credit Facility to reimburse UBS, AG for drawings on the letters of credit made by the trustees of the Term Financing Facility and the Industrial Revenue Bonds.

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

     The Company did not extend or renew the UBS letters of credit supporting the Term Financing Facility and the Industrial Revenue Bonds, and, accordingly, the $16 million of outstanding borrowings under the Term Financing Facility and the $8 million of outstanding borrowings under the Industrial Revenue Bonds were required to be redeemed. On March 24, 2000, the Trustees under the Term Financing Facility and the Industrial Revenue Bonds made drawings under the UBS letters of credit, and used the proceeds of the drawings to redeem the Term Financing Facility and the Industrial Revenue Bonds. The Company borrowed approximately $24 million under the Congress Credit Facility on March 24, 2000 to reimburse UBS for the drawings on these letters of credit. As a result, both the Term Financing Facility and the Industrial Revenue Bonds have been paid in full, and the Company has also paid all amounts payable to UBS and Richemont relating to the letters of credit.

     Richemont $10.0 Million Line of Credit Facility. From March 24, 2000 through August 24, 2000, the Company was a party to a $10.0 million unsecured line of credit facility (the "Richemont $10.0 million Line of Credit") with Richemont Finance S.A. The Richemont $10.0 million Line of Credit facility provided the Company with financing from Richemont should the excess availability under the Congress Credit Facility fall below $3.0 million. Additionally, the Company could have borrowed up to $5.0 million under the Richemont $10.0 million Line of Credit to pay trade creditors in the ordinary course of business. On August 24, 2000, the Richemont $10.0 million Line of Credit was terminated and all borrowings outstanding as of August 24, 2000 of approximately $5.0 million, plus accrued and unpaid interest and fees, were repaid and retired from a portion of the net proceeds obtained from the issuance of the Company's Series A Cumulative participating Preferred Stock to Richemont.

     Richemont $25.0 Million Line of Credit Facility. From March 1, 2000 through August 24, 2000, the Company was a party to a $25.0 million unsecured line of credit facility (the "Richemont $25.0 million Line of Credit") with Richemont which provided the Company with funding from Richemont to continue the development and expansion of the Company's B-to-B e-commerce transaction services operation. On August 24, 2000, the Richemont $25.0 million Line of Credit was terminated and all borrowings outstanding as of August 24, 2000 of approximately $25.0 million, plus accrued and unpaid interest and fees, were repaid and retired from a portion of the net proceeds obtained from the issuance of the Company's Series A Cumulative Participating Preferred Stock to Richemont.

     Series A Cumulative Participating Preferred Stock. On August 24, 2000, the Company issued 1.4 million shares of preferred stock designated as Series A Cumulative Participating Preferred Stock (the "Series A Preferred Stock") to Richemont, the holder of approximately 47.9% of the Company's Common Stock, for $70.0 million. The Series A Preferred Stock is described below under "Additional Investments."

     General. At December 30, 2000, the Company had $1.7 million in cash and cash equivalents compared with $2.8 million at December 25, 1999. Working capital and current ratios at December 30, 2000 were $16.8 million and 1.15 to 1 versus $18.0 million and 1.19 to 1 at December 25, 1999. Total cumulative borrowings, including financing under capital lease obligations, as of December 30, 2000 aggregated $39.0 million, $35.3 million of which is classified as long-term. Remaining availability under the Congress Revolving Credit Facility as of December 30, 2000 was $44.4 million ($46.1 million including cash on hand). Capital commitments at December 30, 2000 totaled approximately $570,000, principally for the Lawson human resources/payroll system, fixtures and equipment for the Company's warehouse and fulfillment facility in Maumelle, Arkansas, IT hardware and software and an upgrade of the Kronos payroll reporting system.

ADDITIONAL INVESTMENTS

     On August 24, 2000, the Company issued and sold 1.4 million shares of preferred stock designated as Series A Cumulative Participating Preferred Stock in a private placement (not involving the use of underwriters or other placement agents) to Richemont, a Luxembourg company which owns approximately 47.9% of the Company's outstanding Common Stock, for an aggregate purchase price of $70.0 million in cash. There were no underwriting discounts or commissions related to such sale. The rights of the holders of the Company's Common Stock have been limited or qualified by such issuance and sale.

     The Series A Preferred Stock has a par value of $0.01 per share, and a liquidation preference of $50.00 per share, and was recorded net of issuance costs of $2.3 million. The issuance costs will be accreted as a dividend over a five-year period ending on the mandatory redemption date. Dividends are cumulative and accrue at an annual rate of 15%, or $7.50 per share, and are payable quarterly either in cash or in-kind through the issuance of additional Series A Preferred Stock. Cash dividend payments are required for dividend payment dates occurring after February 1, 2004. As of December 30, 2000, the Company accreted dividends of $3.8 million, and reserved 75,498 additional shares of Series A Preferred Stock for the payment of such dividend. In-kind dividends and issuance cost accretion are charged against additional paid-in capital, with a corresponding increase in the carrying amount of the Series A Preferred Stock. Cash dividends will also be reflected as a charge to additional paid-in capital, however, no adjustment to the carrying amount of the Series A Preferred Stock will be made. The Series A Preferred Stock is generally non-voting, except if dividends have been in arrears and unpaid for four quarterly periods, whether or not consecutive. The holder of the Series A Preferred Stock shall then have the exclusive right to elect two directors of the Company until such time as all such cumulative dividends accumulated on the Series A Preferred Stock have been paid in full. Furthermore, the holder of the Series A Preferred Stock is entitled to receive additional participating dividends in the event any dividends are declared or paid on, or any other distribution is made with respect to, the Common Stock of the Company. The additional dividends would be equal to 6150% of the amount of the dividends or distributions payable in respect of one share of Common Stock. In the event of a liquidation or dissolution of the Company, the holder of the Series A Preferred Stock shall be paid an amount equal to $50.00 per share of Series A Preferred Stock plus the amount of any accrued and unpaid dividends, before any payments to other stockholders.

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

     The sale of the shares of Series A Preferred Stock to Richemont was exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 506 of Regulation D promulgated thereunder. The facts relied upon to make such exemption available are that the Series A Preferred Stock was offered and sold to a single investor, Richemont, which is an accredited investor, and the Company complied with the requirements of Rules 501 and 502 of Regulation D promulgated under the Act.

EMPLOYEES

     As of December 30, 2000 the Company employed approximately 3,231 people on a full-time basis and approximately 596 people on a part-time basis. The number of part-time employees at December 30, 2000 reflects a temporary increase in headcount necessary to fill the seasonal increase in orders during the holiday season.

     On January 5, 2001, the Company announced the elimination of approximately 285 FTE positions across all its business units and in March 2001, the Company eliminated certain additional positions principally in Hanover Brands and its IT operations. The Company intends to make prospective payments to separated employees either weekly or bi-weekly based upon each person's previous payment schedule.

SEASONALITY

     The revenues and business for both the Hanover Brands and erizon subsidiaries are seasonal. The Company processes and ships more catalog orders during the fourth quarter holiday season than in any other quarter of the year. Many of the Company's clients for B-to-B e-commerce transaction services experience similar seasonal trends resulting in increased order processing during the holiday season. Accordingly, the Company recognizes a disproportionate share of annual revenue during the last three months of the year.

COMPETITION

     The Company believes that the principal bases upon which it competes in the Hanover Brands business are quality, value, service, proprietary product offerings, catalog design, web site design, convenience, speed and efficiency. The Company's catalogs compete with other mail order catalogs, both specialty and general, and retail stores, including department stores, specialty stores and discount stores. Competitors also exist in each of the Company's catalog specialty areas of women's apparel, home fashions, general merchandise, men's apparel and gifts. A number of the Company's competitors have substantially greater financial, distribution and marketing resources than the Company.

     The Company is maintaining an active commerce-enabled Internet Web site presence for all of its catalogs. A substantial number of each of the Company's catalog competitors maintain an active commerce-enabled Internet web site presence as well. A number of such competitors have substantially greater financial, distribution and marketing resources than the Company. Sales from the Internet for web site merchandisers grew in 2000. The Company believes in the future of the Internet and online commerce, including the marketing opportunities arising from this medium, and has directed part of its marketing focus, resources and manpower to that end.

     The Company believes that the principal bases upon which it competes in the erizon business are value, service, flexibility, scalability, convenience and efficiency. The Company's third party fulfillment business competes with NewRoads, Inc., Client Logic, Inc., PFS Web, Inc., ASD Systems, Inc. and SubmitOrder.com, amongst others. A number of the Company's competitors have substantially greater financial, distribution and marketing resources than the Company.

TRADEMARKS

     Each of the Company's catalogs has its own federally registered trademarks that are owned by Hanover Brands and its subsidiaries. Hanover Brands and its subsidiaries also own numerous trademarks, copyrights and service marks on logos, products and catalog offerings. erizon has federally registered trademarks that are used by its subsidiaries. The Company and its subsidiaries also have protected various trademarks internationally. The Company and its subsidiaries vigorously protect such marks and believe there is substantial goodwill associated with them.

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

ITEM 2.  PROPERTIES

  Hanover Brands:

     The Company's Hanover Brands subsidiary owns and operates a 150,000 square foot home fashion manufacturing facility located in LaCrosse, Wisconsin. The facility produces down-filled comforters for sale under "The Company Store" and "Turiya" brand names. In addition, the Company leases the following properties:

     - A 84,700 square foot corporate headquarters and administrative offices located in Weehawken, New Jersey under a 15 year lease expiring in April 2005, and

     - 12 retail outlet stores located in California, Ohio, Pennsylvania and Wisconsin. In January 2001, the Company announced that it intended to close certain of these retail outlet stores.

  erizon:

     The Company's erizon subsidiary owns and operates the following properties:

     - A 775,000 square foot warehouse and fulfillment facility located in Roanoke, Virginia,

     - A 277,500 square foot warehouse and fulfillment facility located in Hanover, Pennsylvania, and

     - A 58,000 square foot telemarketing facility located in LaCrosse, Wisconsin.

     Each of these properties is subject to a mortgage in favor of the Company's lender, Congress Financial Corporation.

     In addition, the Company leases the following properties:

     - A 750,000 square foot warehouse and telemarketing facility located in Maumelle, Arkansas,

     - A 185,000 square foot warehouse and fulfillment facility located in LaCrosse, Wisconsin under a 13 year lease expiring in December 2001, and

     - A 123,000 square foot telemarketing and customer service facility located in Hanover, Pennsylvania, under a recently renewed 3-year lease expiring in January 2003.

     Additionally, the Company utilizes temporary storage facilities ranging in size between 50,000 and 150,000 square feet to house merchandise during the holiday selling period and leases two additional satellite telemarketing facilities in York, Pennsylvania and San Diego, California.

     In January 2001, the Company announced that it expected to close its leased warehouse and telemarketing facility located in Maumelle, Arkansas during 2001. The Company also announced that it would consolidate the Maumelle operations within its remaining facilities and provide the bulk of its fulfillment services for third party clients of its Keystone Internet Services, Inc. subsidiary within its existing operations.

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

     See also Note 17 to the Company's Consolidated Financial Statements for the years ended December 30, 2000, December 25, 1999 and December 26, 1998 elsewhere herein.

     In addition, the Company is involved in various routine lawsuits of a nature, which are deemed customary and incidental to its businesses. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock trades on the American Stock Exchange under the symbol "HNV". The following table sets forth, for the periods shown, the high and low sale prices of the Company's Common Stock as reported on the American Stock Exchange Composite Tape. As of March 16, 2001, there were 213,696,331 shares of Common Stock outstanding and approximately 3,742 holders of record of Common Stock.

                                                               HIGH      LOW
                                                              ------    ------
FISCAL 2000
  First Quarter (Dec. 26, 1999 to March 25, 2000)...........  $3.688    $2.313
  Second Quarter (March 26, 2000 to June 24, 2000)..........   2.560     0.938
  Third Quarter (June 25, 2000 to Sept. 23, 2000)...........   1.688     0.500
  Fourth Quarter (Sept. 24, 2000 to Dec. 30, 2000)..........   0.625     0.188
FISCAL 1999
  First Quarter (Dec. 27, 1998 to March 27, 1999)...........  $3.813    $2.125
  Second Quarter (March 28, 1999 to June 26, 1999)..........   3.188     2.250
  Third Quarter (June 27, 1999 to Sept. 25, 1999)...........   3.000     1.563
  Fourth Quarter (Sept. 26, 1999 to Dec. 25, 1999)..........   3.875     1.875

     The Company is restricted from paying dividends on its Common Stock or from acquiring its capital stock by certain debt covenants contained in agreements to which the Company is a party.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected financial data for each of the fiscal years indicated:

                                       2000         1999         1998         1997          1996
                                     ---------    ---------    ---------    ---------    ----------
                                       (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
INCOME STATEMENT DATA:
  Net Revenues.....................  $603,014     $549,852     $546,114     $557,638     $ 700,314

  Special charges (credit).........    19,126          144         (485)      (2,209)       36,724

  (Loss) from operations...........   (70,552)     (13,756)     (16,807)      (1,849)      (94,497)
  (Gain) on sale of The Shopper's
     Edge..........................        --       (4,343)          --           --            --
  (Gain) on sale of Austad's.......        --         (967)          --           --            --
  (Loss) before interest and
     taxes.........................   (70,552)      (8,446)     (16,807)      (1,849)      (94,497)
  Interest expense, net............    10,083        7,338        7,778        8,028         8,398
  (Loss) before extraordinary
     items.........................   (80,800)     (16,314)     (25,585)     (10,876)     (103,895)
  Extraordinary items..............        --           --           --           --        (1,134)
                                     --------     --------     --------     --------     ---------
  Net (loss).......................   (80,800)     (16,314)     (25,585)     (10,876)     (105,029)
  Preferred stock dividends........     4,015          634          578          190           225
                                     --------     --------     --------     --------     ---------
  (Loss) applicable to common
     stockholders..................  $(84,815)    $(16,948)    $(26,163)    $(11,066)    $(105,254)
                                     --------     --------     --------     --------     ---------
PER SHARE:
  (Loss) before extraordinary
     items.........................  $   (.40)    $   (.08)    $   (.13)    $   (.06)    $    (.93)
  Extraordinary items..............        --           --           --           --          (.01)
                                     --------     --------     --------     --------     ---------
  (Loss) -- basic and diluted......  $   (.40)    $   (.08)    $   (.13)    $   (.06)    $    (.94)
                                     --------     --------     --------     --------     ---------
WEIGHTED AVERAGE NUMBER OF SHARES
       OUTSTANDING (THOUSANDS):
  Basic............................   213,252      210,719      206,508      176,621       111,441
  Diluted..........................   213,252      210,719      206,508      176,621       111,441
BALANCE SHEET DATA (END OF PERIOD):
  Working capital (deficit) (1)....  $ 16,835     $ 17,990     $ 43,929     $ 47,570     $  (1,507)
  Total assets.....................   203,019      191,419      218,870      230,299       220,827
  Total debt (1)...................    39,036       42,835       58,859       59,958        65,189
  Redeemable preferred stock.......    71,628           --           --           --            --
  Shareholders' equity (deficit)...   (24,452)      53,865       66,470       75,551        31,740

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth, for the fiscal years indicated, the percentage relationship to net revenues of certain items in the Company's Consolidated Statements of Income (Loss):

                                                                    FISCAL YEAR
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Net revenues................................................  100.0%   100.0%   100.0%
Cost of sales and operating expenses........................   67.2     63.7     62.9
Write-down (recovery) of inventory of discontinued
  catalogs..................................................    0.3     (0.4)     0.7
Special charges (credit)....................................    3.2       --     (0.1)
Selling expenses............................................   25.4     24.8     27.2
General and administrative expenses.........................   14.1     12.5     10.6
Depreciation and amortization...............................    1.5      1.7      1.7
(Gain) on sale of The Shopper's Edge........................     --     (0.8)      --
(Gain) on sale of Austad's..................................     --     (0.2)      --
Loss before interest and taxes..............................  (11.7)    (1.5)    (3.1)
Interest expense, net.......................................    1.7      1.3      1.4
Net (loss)..................................................  (13.4)%   (3.0)%   (4.7)%

RESULTS OF OPERATIONS

  2000 COMPARED WITH 1999

     Net (Loss). The Company reported a net loss of $80.8 million or $(.40) per common share for fiscal year 2000 compared with a net loss of $16.3 million or ($.08) per common share for fiscal year 1999. Per share amounts are expressed after deducting preferred dividends of $4.0 million in 2000 and $0.6 million in 1999. The weighted average number of shares outstanding was 213,251,945 for fiscal year 2000 compared to 210,718,546 for fiscal year 1999. The increase in weighted average shares outstanding was primarily due to the February 2000 redemption of the Company's Series B Convertible Additional Preferred Stock via the issuance of 2,193,317 shares of the Company's Common Stock as well as shares issued in connection with the Company's stock option plans.

     Compared to the comparable period in 1999, the $64.5 million increase in net loss was primarily due to:

           i. higher distribution and systems development costs primarily related to the expansion of the Company's business to business ("B-to-B") e-commerce transaction services operation;

           ii. the recording of special charges in the fourth quarter of 2000 in connection with the Company's strategic business realignment program;

          iii. the impact of the write-down of inventory associated with the decision made in the fourth quarter of 2000 to discontinue three catalog brands;

           iv. higher general and administrative expenses; and

           v. higher interest expense.

     Net Revenues. Net revenues increased $53.2 million or 9.7 % to $603.0 million for fiscal year 2000 from $549.9 million for fiscal year 1999. Approximately $52.5 million of this increase is attributable to revenues generated from the Company's core brands, which amounted to $547.0 million, an increase of 10.6% over the comparable period in 1999. This increase is attributable to higher demand across most merchandise categories aided by an increase in circulation of catalogs offering these core brands which increased from 214 million catalogs in 1999 to 251 million in 2000. Net revenues from discontinued brands in fiscal year 2000 amounted to $18.4 million which represents a $15.0 million decrease from 1999 which also included two additional brands which had been discontinued or repositioned earlier in that year. This decrease in net revenues, however, was offset by an increase of approximately the same amount in net revenues generated by the Company's B-to-B e-commerce transaction services operation which increased by 101.3% to $30 million for fiscal year 2000.

     Cost of Sales and Operating Expenses. Cost of sales and operating expenses increased by $54.5 million or 15.5% over the amount reported for 1999. A significant portion of this increase can be attributed to the increase in net revenues for the fiscal 2000 year; however, cost of sales and operating expenses, as a percent of net revenue, increased to 67.2% in fiscal 2000 compared with 63.7% in 1999 primarily due to higher distribution and systems development costs associated with the expansion of the Company's B-to-B e-commerce transaction services operation. This expansion included the investment for a new fulfillment and distribution facility in Maumelle, Arkansas in addition to increased headcount and higher facility/equipment rental expenses.

     Special Charges. In December 2000, the Company developed a plan to strategically realign the business and direct the Company's resources primarily towards growth in Hanover Brands while at the same time reducing costs in all areas of the business and eliminating investment activities that had not generated sufficient revenue to produce profitable returns. Key elements of this strategic business realignment plan include:

     - Concentrate on core brands;

     - Reduce several hundred full-time equivalent positions across all business units;

     - Close the Always in Style business;

     - Eliminate underperforming catalogs: Turiya, Kitchen & Home, Domestications Kitchen & Garden;

     - Terminate the Compagnie de la Chine marketing agreement;

     - Close the fulfillment and telemarketing facility in Maumelle, Arkansas and consolidate Keystone fulfillment operations; and

     - Cease Desius LLC's business operations.

     As a result of actions needed to execute this plan, the Company recorded a special charge of $19.1 million in fiscal year 2000 to cover costs related to severance, facility exit costs and fixed-asset write-offs.

     Write-down of Inventory of Discontinued Catalog Brands. As part of the Company's strategic business realignment plan, the Company decided to eliminate three underperforming catalogs: Turiya, Kitchen & Home and Domestications Kitchen & Garden. The inventory on-hand at December 30, 2000 was written-down to its net realizable value based upon plans developed for the liquidation of the merchandise. This write-down resulted in a charge of $2.0 million, which compares to a recovery recorded in 1999 of $1.9 million, representing favorable results in liquidating merchandise provided for in 1998 that was associated with the discontinued Austad's, Tweeds and Colonial Garden Kitchens catalog brands.

     Selling Expenses. Selling expenses increased by $16.9 million or 12.4% over fiscal year 1999. As a percent of net revenues, they were 25.4% versus 24.8% in 1999. The increase as a percent of net revenues can be attributable to the increase in circulation in year 2000 as well as an additional charge of $0.7 million incurred in the fourth quarter related to the write-down of prepaid catalog costs associated with the discontinuance of three catalogs at the end of fiscal 2000 year.

     General and Administrative Expenses. General and administrative expenses increased by $16.0 million or 23.1% over fiscal year 1999. This increase was primarily a result of additional professional fees and consulting costs associated with splitting the Company into two separate business segments and the addition of personnel and related costs to support the expansion of the Company's B-to-B e-commerce transaction services operations. A portion of the increase in general and administrative expenses is attributable to the increase in compensation expense related to stock options which resulted from the new Executive Employment Agreement entered into with the Company's former Chief Executive Officer. In addition, a portion of the increase is attributable to charges incurred in the fourth quarter of 2000 related to the transition of senior management.

     Depreciation and Amortization. Depreciation and amortization decreased by $0.3 million (3.1%) from fiscal year 1999.

     Loss before Interest and Taxes. The Company's loss before interest and taxes increased by $62.1 million to $70.5 million in fiscal 2000 from a loss of $8.4 million in fiscal 1999. Beginning in 2000, the Company's results were comprised of the following segments:

     - Direct Commerce: Income before interest and taxes on a pro-forma basis decreased by $7.5 million primarily due to higher catalog costs reflecting higher paper costs as well as an increase in circulation, higher merchandise postage expense and higher personnel-related expenses, all of which were partially offset by the 1999 reversal of a portion of the 1998 charge for the write-down of discontinued catalog inventory.

     - B-to-B Services: Loss before interest and taxes on a pro-forma basis increased by $38.6 million primarily due to higher distribution and systems development costs, which included higher costs related to an increase in headcount as well as higher consulting and facility/equipment rental expenses, primarily as a result of the 2000 expansion of the Company's B-to-B e-commerce transaction services operation. This expansion included the addition of a new fulfillment and distribution facility in Maumelle, Arkansas. Additionally, the Company incurred a higher provision for doubtful accounts.

     - Corporate/Other: Loss before interest and taxes on a pro-forma basis increased by $16.0 million primarily attributable to costs associated with splitting the Company into two business segments and the costs recorded for the transition of senior management in the fourth quarter of 2000.

     Interest Expense, Net. Interest expense, net increased by $2.7 million to $10.1 million in 2000 primarily due to higher average borrowings and interest rates during the 2000 period.

     Income Taxes. The Company did not record a Federal income tax provision in 2000 or 1999 due to net operating losses incurred during both years. The Company's state tax provision was $0.2 million and $0.5 million for fiscal 2000 and fiscal 1999, respectively.

  1999 COMPARED WITH 1998

     Net (Loss). The Company reported a net loss of $16.3 million or $(.08) per common share for fiscal year 1999 compared with a net loss of $25.6 million or ($.13) per common share for fiscal year 1998. Per share amounts are expressed after deducting preferred dividends of $0.6 million in both 1999 and 1998, respectively. The weighted average number of shares outstanding was 210,718,546 for fiscal year 1999 compared to 206,508,110 for fiscal year 1998. The increase in weighted average shares outstanding is due to the exercise of common stock purchase warrants by Richemont Finance S.A. in July 1998.

     Compared to the comparable period in 1998, the $9.3 million decrease in net loss was primarily due to:

           i. higher demand for the Company's core catalog offerings;

           ii. the 1999 gain on sale of The Shopper's Edge of $4.3 million;

          iii. 1998 losses from non-core catalogs, which were discontinued or repositioned during 1999;

          iv. 1998 charges of approximately $5.9 million relating to the discontinuance or repositioning of the Company's non-core catalogs; $3.7 million related to write-down of inventory ($1.9 million of which was reversed in 1999) and $2.2 million related to write-off of prepaid catalog costs; and

           v. gain on sale of the non-core Austad's catalog of $1.0 million partially offset by,

           i. 1999 losses resulting from the Company's e-commerce related strategic initiatives; and

           ii. higher personnel related expenses.

     Revenues. Revenues increased $3.8 million (0.7%) to $549.9 million for fiscal year 1999 from $546.1 million for fiscal year 1998. This increase was primarily due to higher demand for the Company's core catalogs offerings and revenues from the expansion of the Company's third party B-to-B e-commerce transaction services operation partly offset by lower demand from the Company's non-core catalogs. Revenues from core catalogs increased by $18.6 million (3.8%) while revenues from non-core catalogs decreased by $29.7 million (60.9%). The Company circulated 235 million catalogs during fiscal year 1999 versus 242 million catalogs during fiscal year 1998 reflecting the discontinuance or repositioning of the Company's non-core catalogs. Circulation of the Company's core catalogs increased approximately 6.0% during fiscal year 1999. The number of customers having made a purchase from the Company's catalogs during fiscal year 1999 remained at approximately 4 million, consistent with fiscal year 1998.

     Fiscal year 1999 revenues of $14.9 million resulted from the expansion of the Company's e-commerce transaction services operation, which provided Internet order processing, customer care, and shipping and distribution services to third party clients primarily during the 4th quarter. Third party B-to-B e-commerce transaction service revenues for fiscal 1998 were approximately $2.1 million.

     Cost of Sales and Operating Expenses. Cost of sales and operating expenses increased by $6.9 million (2.0%) from fiscal year 1998. This increase includes higher order processing, distribution and systems development costs related to the expansion of the Company's e-commerce transaction services operation. Furthermore, additional personnel related costs, which include temporary increases in headcount, were incurred in order to fill the seasonal increase in Internet orders during the holiday period. These cost increases along with demand related increases in cost of merchandise sold from the Company's core catalogs were partly offset by cost decreases resulting from the discontinuance or repositioning of the Company's under-performing non-core catalogs.

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

     General and Administrative Expenses. General and administrative expenses increased by $11.0 million (19.1%) from fiscal year 1998. This increase is primarily due to higher professional fees and Internet advertising costs related to the Company's e-commerce strategic initiatives and higher personnel related expenses.

     Depreciation and Amortization. Depreciation and amortization decreased by $0.1 million (1.0%) from fiscal year 1998.

     Loss before Interest and Taxes. The Company's loss before interest and taxes decreased by $8.4 million to $8.4 million in fiscal 1999 from a loss of $16.8 million in fiscal 1998. Beginning in 1999, the Company's results are comprised of the following segments:

     - Direct Commerce: Income before interest and taxes increased by $23.1 million primarily due to higher demand for the Company's core catalog offerings, the gain on sale of The Shopper's Edge ($4.3 million), 1998 losses from the Company's non-core catalogs, 1998 charges related to the discontinuance of non-core catalogs ($5.9 million, of which $1.9 million was reversed during 1999), and the gain on sale of Austads ($1.0 million). This was partially offset by the cost of the Company's catalog related e-commerce strategic initiatives (primarily Internet advertising costs) and higher personnel related administrative expenses.

     - B-to-B Services: Loss before interest and taxes increased by $15.2 million primarily due to 1999 losses related to the expansion of the Company's third party B-to-B e-commerce transaction services operation, higher professional fees resulting from the separation of the Company's direct commerce/B-to-B services operations, and higher personnel related administrative expenses. These results reflect overhead costs incurred by the Company throughout fiscal 1999 to systematize the infrastructure in order to service the expected increase in third party Internet customers, which were brought online primarily during the second half of the year.

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

     Shopper's Edge Up-sell Program. In March 1999, the Company, through a newly formed subsidiary, started up and promoted a discount buyers club to consumers known as "The Shopper's Edge." In exchange for an up-front membership fee, the Shopper's Edge program enables members to purchase a wide assortment of merchandise at discounts which were not available through traditional retail channels. Initially, prospective members participated in a 45-day trial period that, unless canceled, was automatically converted into a full membership term, which was one year in duration. Memberships were automatically renewed at the end of each term unless canceled by the member.

     During 1999, primarily as a result of timing of revenue and expense recognition, the Shopper's Edge subsidiary incurred losses of $4.3 million reflecting both cash payments and outstanding liabilities to the Company of $3.3 million and $1.0 million, respectively. The Company's operating results reflected $0.1 million of net losses after the elimination of these intercompany transactions. The Company recorded membership fee revenue as well as an allowance for estimated cancellations, on a straight-line basis over the one-year membership term, which commenced immediately following the expiration of the initial 45-day trial period. Costs tied to acceptances such as commissions paid to service providers as well as membership servicing and transaction-processing expenses were deferred and expensed as membership fee revenue was recognized. All other costs, including membership kits and postage, were expensed as incurred. Under the terms of the program, the Company was entitled to periodic withdrawals of funds provided by up-front membership fees. These withdrawals, however, were subject to contractual limitations as the Shopper's Edge subsidiary was required to maintain adequate cash balances to fund estimated membership reimbursements resulting from cancellations. Accordingly, funds retained within the Shopper's Edge subsidiary were reported as "restricted cash" in the Company's balance sheet during 1999. If membership reimbursements due to cancellations exceeded the amount of funds retained by the Shopper's Edge subsidiary, the Company was liable to cover the shortfall.

     Effective December 1999, the Company sold its interest in the Shopper's Edge subsidiary to an unrelated third party for a nominal fair value based upon an independent appraisal. At the time of the sale, the liabilities of the subsidiary exceeded the assets by $4.3 million resulting in a gain on sale to the Company of $4.3 million. The gain represented the portion of deferred income of the Shopper's Edge that the Company received in the form of withdrawals discussed above which, in accordance with the Company's revenue recognition policy for memberships, would not have been earned until the completion of the membership term. The deferred income was recognized immediately upon the sale and has been reflected as a gain on sale in the accompanying consolidated statement of income (loss) for the year ended December 25, 1999. There are no conditions to the obligations of the Company to refund any portion of the cash withdrawals received prior to the sale. The Company entered into a solicitation services agreement with the purchaser whereby the Company will provide solicitation services for the program and will receive commissions for member acceptances based on a fixed fee per member basis, adjusted for cancellation rates on a prospective basis. Membership revenue earned during the fiscal year ended December 25, 1999 was $3.9 million which was included in revenues in the accompanying consolidated statement of income (loss). Had the new solicitation services agreement been in place for fiscal 1999, net revenues on a pro-forma basis would have increased by $1.4 million reflecting the inclusion of $5.3 million of fee revenue for solicitation services provided versus $3.9 million of recorded membership fee revenue under the old agreement. Furthermore, on a pro-forma basis, the Company's loss from operations would have decreased by $5.4 million to $8.4 million.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operating activities. During 2000, net cash used by operating activities was $51.8 million. This was primarily due to net losses which, when adjusted for depreciation, amortization and other non-cash items, comprised $38.2 million of operating cash used in the period. Additionally, cash outflows resulted from increases in inventory, accounts receivable and prepaid catalog costs, slightly offset by increases in accounts payable, customer prepayments and credits and accrued liabilities.

     Net cash used by investing activities. During 2000, net cash used by investing activities of $13.6 million was primarily due to capital expenditures of $14.6 million partly offset by proceeds of $1.0 million from the sale of the Company's investment in Blue Ridge Associates. The capital expenditures were primarily for new equipment purchases for the Company's new fulfillment and distribution facility in Maumelle, Arkansas, as well as computer hardware and software purchases to upgrade the Company's information technology platform.

     Net cash provided by financing activities. During 2000, net cash provided by financing activities of $64.2 million was primarily due to the net proceeds of $67.7 million attributable to the issuance of 1.4 million shares of Series A Cumulative Participating Preferred Stock to Richemont Finance S.A., partly offset by a net decrease in borrowings of $3.7 million and the payment of debt issuance costs of $2.8 million primarily related to the March 2000 refinancing of the Company's credit facilities. During March 2000, the Company refinanced $24.0 million of borrowings under the Term Financing Facility and Industrial Revenue Bonds with additional borrowings under the Congress Credit Facility as discussed below.

     Congress Credit Facility. On March 24, 2000, the Company amended its credit facility with Congress Financial Corporation ("Congress") to provide the Company with a maximum credit line, subject to certain limitations, of up to $82.5 million (the "Congress Credit Facility"). The Congress Credit Facility, as amended, expires on January 31, 2004 and is comprised of a revolving loan facility, a $17.5 million Tranche A Term Loan and a $7.5 million Tranche B Term Loan. Total cumulative borrowings, however, are subject to limitations based upon specified percentages of eligible receivables and eligible inventory, and the Company is required to maintain $3.0 million of excess credit availability at all times. The Congress Credit Facility, as amended, is secured by all the assets of the Company and places restrictions on the incurrence of additional indebtedness and on the payment of Common Stock dividends. As of December 30, 2000, the Company had $38.1 million of borrowings outstanding under the amended Congress Credit Facility comprised of $15.7 million under the revolving loan facility, and $14.9 million and $7.5 million of Tranche A Term Loans and Tranche B Term Loans, respectively. The Company may draw upon the amended Congress Credit Facility to fund working capital requirements as needed.

     The amended Congress Credit Facility replaced the original $65.0 million revolving line of credit facility with Congress, as well as the Company's $16.0 million Term Financing Facility and $8.0 million of Industrial Revenue Bonds. Both the Term Financing Facility and the Industrial Revenue Bonds were supported by letters of credit issued by UBS, AG and guaranteed by Richemont Finance S.A., which letters of credit were scheduled to expire on March 31, 2000. The Company utilized $24.0 million of proceeds under the amended Congress Credit Facility to reimburse UBS, AG for drawings on the letters of credit made by the trustees of the Term Financing Facility and the Industrial Revenue Bonds, both of which were required to be redeemed upon the expiration of the letters of credit.

     Richemont $10.0 Million Line of Credit Facility. From March 24, 2000 through August 24, 2000, the Company was a party to a $10.0 million unsecured line of credit facility (the "Richemont $10.0 million Line of Credit") with Richemont Finance S.A. ("Richemont"). The Richemont $10.0 million Line of Credit facility provided the Company with financing from Richemont should the excess availability under the Congress Credit Facility fall below $3.0 million. Additionally, the Company could have borrowed up to $5.0 million under the Richemont $10.0 million Line of Credit to pay trade creditors in the ordinary course of business. On August 24, 2000, the Richemont $10.0 million Line of Credit was terminated and all borrowings outstanding as of August 24, 2000 of approximately $5.0 million, plus accrued and unpaid interest and fees, were repaid and retired from a portion of the net proceeds obtained from the issuance of the Company's Series A Cumulative Participating Preferred Stock to Richemont.

     Richemont $25.0 Million Line of Credit Facility. From March 1, 2000 through August 24, 2000, the Company was a party to a $25.0 million unsecured line of credit facility (the "Richemont $25.0 million Line of Credit") with Richemont which provided the Company with funding from Richemont to continue the development and expansion of the Company's B-to-B e-commerce transaction services operation. On August 24, 2000, the Richemont $25.0 million Line of Credit was terminated and all borrowings outstanding as of August 24, 2000 of approximately $25.0 million, plus accrued and unpaid interest and fees, were repaid and retired from a portion of the net proceeds obtained from the issuance of the Company's Series A Cumulative Participating Preferred Stock to Richemont.

     Cumulative Participating Preferred Stock. On August 24, 2000, the Company issued 1.4 million shares of Series A Cumulative Participating Preferred Stock at a share price equal to its liquidation value of $50.00 per share (the "Series A Preferred Stock") to Richemont, obtaining proceeds of approximately $67.7 million, net of issuance costs. Approximately $30.9 million of net proceeds were used to repay and retire all borrowings outstanding under the Richemont $25.0 million Line of Credit and the Richemont $10.0 million Line of Credit, plus accrued and unpaid interest and fees, and, as a result, both the Richemont $25.0 million Line of Credit and the Richemont $10.0 million Line of Credit were terminated. The remaining net proceeds of approximately $36.8 million were used to reduce debt levels under the Congress Credit Facility to lower the Company's debt service costs. This resulted in an increase in credit availability under the Congress Credit Facility that the Company may draw upon when necessary to fund its working capital requirements.

     Dividends on the Series A Preferred Stock are cumulative and accrue at an annual rate of 15%, or $7.50 per share, and are payable quarterly either in cash or in kind through the issuance of additional Series A Preferred Stock. As of December 30, 2000, the Company had accrued dividends of $3.8 million, and has reserved 75,498 additional shares of Series A Preferred Stock for the payment of such dividends. Cash dividend payments are required for dividend payment dates occurring after February 1, 2004. Mandatory redemption of the Series A Preferred Stock by the Company is required on August 23, 2005 (the "Final Redemption Date") at a redemption price of $50.00 per share of Series A Preferred Stock plus the amount of any accrued and unpaid dividends. If, at the Final Redemption Date, the Company does not have sufficient capital and surplus legally available to redeem all the outstanding shares of the Series A Preferred Stock, the Company will be required to take all measures permitted under the Delaware General Corporation Law to increase the amount of its capital and surplus legally available and to redeem as many shares of the Series A Preferred Stock as it may legally redeem. Thereafter, as funds become available, the Company will be required to redeem as many additional shares of the Series A Preferred Stock as it legally can, until it has redeemed all remaining outstanding shares of the Series A Preferred Stock.

     General. At December 30, 2000, the Company had $1.7 million in cash and cash equivalents compared with $2.8 million at December 25, 1999. Working capital and current ratios at December 30, 2000 were $16.8 million and 1.15 to 1 versus $18.0 million and 1.19 to 1 at December 25, 1999. Total cumulative borrowings, including financing under capital lease obligations, as of December 30, 2000, aggregated $39.0 million, $35.3 million of which is classified as long-term. Remaining availability under the Congress Revolving Credit Facility as of December 30, 2000 was $44.4 million ($46.1 million including cash on hand). Capital commitments at December 30, 2000 totaled approximately $0.6 million principally for the Lawson human resources/payroll system, fixtures and equipment for the Company's warehouse and fulfillment facility in Maumelle, Arkansas, IT hardware and software and an upgrade of the Kronos payroll reporting system. Management believes that the Company has sufficient liquidity and availability under its credit agreements to fund its planned operations through at least December 29, 2001. Achievement of the cost saving and other objectives of the Company's strategic business realignment plan is critical to the maintenance of adequate liquidity.

FORWARD LOOKING STATEMENTS

     The following statement constitutes a forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995:

     "Management believes that the Company has sufficient liquidity and availability under its credit agreements to fund its planned operations through at least December 29, 2001."

CAUTIONARY STATEMENTS

     The following material identifies important factors that could cause actual results to differ materially from those expressed in the forward looking statement identified above and in any other forward looking statements contained elsewhere herein:

          The current general deterioration in economic conditions in the United States leading to reduced consumer confidence, reduced disposable income and increased competitive activity and the business failure of companies in the retail, catalog and direct marketing industries. Such economic conditions leading to a reduction in consumer spending generally and in home fashions specifically, and leading to a reduction in consumer spending specifically with reference to other types of merchandise the Company offers in its catalogs or over the Internet, or which are offered by the Company's third party fulfillment clients.

          Customer response to the Company's merchandise offerings and circulation changes; effects of shifting patterns of e-commerce versus catalog purchases; costs associated with printing and mailing catalogs and fulfilling orders; dependence on customers' seasonal buying patterns; and fluctuations in foreign currency exchange rates.

          The ability of the Company to achieve projected levels of sales and reducing costs commensurately. Increases in postage, printing and paper prices and/or the inability of the Company to reduce expenses generally as required and/or increase prices of the Company's merchandise.

          The failure of the Internet generally to achieve the projections for it with respect to growth of e-commerce or otherwise, and the failure of the Company to increase Internet sales. The imposition of regulatory, tax or other requirements with respect to Internet sales. Actual or perceived technological difficulties or security issues with respect to conducting e-commerce over the Internet generally or through the Company's web sites or those of its third-party fulfillment clients specifically.

          The ability of the Company to attract and retain management and employees generally and specifically with the requisite experience in e-commerce, Internet and direct marketing businesses. The ability of employees of the Company who have been promoted as a result of the Company's recently announced restructuring plan to perform the responsibilities of their new positions.

          The current general deterioration in economic conditions in the United States leading to key vendors and suppliers reducing or withdrawing trade credit to companies in the retail, and catalog and direct marketing industries. The risk that key vendors or suppliers may reduce or withdraw trade credit to the Company, convert the Company to a cash basis or otherwise change credit terms, or require the Company to provide letters of credit or cash deposits to support its purchase of inventory, increasing the Company's cost of capital and impacting the Company's ability to obtain merchandise in a timely manner. Vendors may begin to withhold shipments of merchandise to the Company. The ability of the Company to find alternative vendors and suppliers on competitive terms if existing vendors or suppliers ceases doing business with the Company.

          The inability of the Company to timely obtain and distribute merchandise, leading to an increase in backorders and cancellations.

          Defaults under the Congress Credit Facility, or inadequacy of available borrowings thereunder, may reduce or impair the Company's ability to obtain letters of credit or other credit to support its purchase of inventory and support normal operations, impacting the Company's ability to obtain, market and sell merchandise in a timely manner.

          The ability of the Company to continue to make borrowings under the Congress Credit Facility is subject to the Company's continued compliance with certain financial and other covenants contained therein, including net worth, net working capital, capital expenditure and EBITDA covenants. Borrowings under the Congress Credit Facility are also subject to limitations based upon specified percentages of eligible receivables and eligible inventory, and the requirement that the Company maintain $3.0 million of excess credit availability at all times. The enforcement by Congress of such covenants and limitations.

          The Company has a history of operating losses. Continuation of the operating losses, and the incidence of costs associated with the Company's recently announced restructuring plan, may result in the Company failing to comply with certain financial and other covenants contained in the Congress Credit Facility, including net worth, net working capital, capital expenditure and EBITDA covenants.

          The ability of the Company to complete the Company's recently announced restructuring program, within the time periods anticipated by the Company. The ability of the Company to realize the aggregate cost savings anticipated in connection with the restructuring plan, or within the time periods anticipated therefor. The aggregate costs of effecting the restructuring plan may be greater than the amounts anticipated by the Company.

          The ability of the Company to transfer third party fulfillment operations conducted at the fulfillment centers located in Maumelle, Arkansas and Kindig Lane, Hanover, Pennsylvania to other facilities in a timely manner while satisfying its contractual obligations to provide fulfillment services for third party clients and itself.

          The ability of the Company to dispose of assets related to its third party fulfillment business, to the extent not transferred to other facilities.

          The initiation by the Company of additional cost cutting and restructuring initiatives, the costs associated therewith, and the ability of the Company to timely realize any savings anticipated in connection therewith.

          The ability of the Company to maintain insurance coverage required in order to operate its businesses and as required by the Congress Credit Facility.

          The inability of the Company to access the capital markets due to market conditions generally, including a lowering of the market valuation of companies in the direct marketing and retail businesses, and the Company's business situation specifically.

          The Company's dependence up to August 24, 2000 on Richemont and its affiliates for financial support and the fact that they are not under any obligation ever to provide any additional support in the future.

          The ability of the Company to achieve the cost saving and other objectives of its strategic business realignment plan.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATES: The Company's exposure to market risk relates to interest rate fluctuations for borrowings under the Congress Revolving Credit Facility, which bears interest at variable rates. At December 30, 2000, outstanding principal balances under the Congress Revolving Credit Facility subject to variable rates of interest were approximately $38.1 million. If interest rates were to increase by one quarter of one percent from current levels, the resulting increase in interest expense of approximately $0.1 million would not have a material impact on the Company's results of operations taken as a whole.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Hanover Direct, Inc:

     We have audited the accompanying consolidated balance sheets of Hanover Direct, Inc. (a Delaware corporation) and subsidiaries as of December 30, 2000 and December 25, 1999, and the related consolidated statements of income (loss), shareholders' equity(deficit) and cash flows for each of the three fiscal years in the period ended December 30, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hanover Direct, Inc. and subsidiaries as of December 30, 2000 and December 25, 1999 and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States.

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

                                          ARTHUR ANDERSEN LLP

New York, New York
March 20, 2001

                          CONSOLIDATED BALANCE SHEETS

                 AS OF DECEMBER 30, 2000 AND DECEMBER 25, 1999

                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 30,    DECEMBER 25,
                                                                  2000            1999
                                                              ------------    ------------
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  1,691        $  2,849
  Accounts receivable, net of allowance for doubtful
     accounts of $5,668 in 2000 and $3,300 in 1999..........      27,703          29,287
  Inventories...............................................      69,612          54,816
  Prepaid catalog costs.....................................      23,084          20,305
  Deferred tax asset, net...................................       3,300           3,300
  Other current assets......................................       3,056           2,935
                                                                --------        --------
          Total Current Assets..............................     128,446         113,492
                                                                --------        --------
PROPERTY AND EQUIPMENT, AT COST:
  Land......................................................       4,724           4,634
  Buildings and building improvements.......................      23,442          23,269
  Leasehold improvements....................................      12,624           9,491
  Furniture, fixtures and equipment.........................      59,773          53,863
  Construction in progress..................................         647           1,990
                                                                --------        --------
                                                                 101,210          93,247
  Accumulated depreciation and amortization.................     (55,570)        (46,360)
                                                                --------        --------
  Property and equipment, net...............................      45,640          46,887
                                                                --------        --------
  Goodwill, net.............................................      15,816          16,336
  Deferred tax asset, net...................................      11,700          11,700
  Other assets..............................................       1,417           3,004
                                                                --------        --------
          Total Assets......................................    $203,019        $191,419
                                                                ========        ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)
CURRENT LIABILITIES:
  Current portion of long-term debt and capital lease
     obligations............................................    $  3,718        $  3,257
  Accounts payable..........................................      67,858          63,549
  Accrued liabilities.......................................      34,443          24,284
  Customer prepayments and credits..........................       5,592           4,412
                                                                --------        --------
          Total Current Liabilities.........................     111,611          95,502
                                                                --------        --------
NON-CURRENT LIABILITIES:
  Long-term debt............................................      35,318          39,578
  Other.....................................................       8,914           2,474
                                                                --------        --------
          Total Non-current Liabilities.....................      44,232          42,052
                                                                --------        --------
          Total Liabilities.................................     155,843         137,554
                                                                --------        --------
SERIES A CUMULATIVE PARTICIPATING PREFERRED STOCK
  mandatorily redeemable at $50 per share ($70,000),
  2,345,000 shares authorized, 1,475,498 shares issued at
  December 30, 2000 and none at December 25, 1999...........      71,628              --
SHAREHOLDERS' EQUITY(DEFICIT):
Series B Convertible Additional Preferred Stock, $10 stated
  value, authorized, issued and outstanding: none at
  December 30, 2000 and 634,900 shares at December 25,
  1999......................................................          --           6,318
Common Stock, $.66 2/3 par value, authorized 300,000,000
  shares in 2000 and 1999; issued 214,425,498 shares in 2000
  and 211,519,511 shares in 1999............................     142,951         141,013
Capital in excess of par value..............................     307,595         301,088
Accumulated deficit.........................................    (471,651)       (390,763)
                                                                --------        --------
                                                                 (21,105)         57,656
                                                                --------        --------
Less:
Treasury stock, at cost (729,167 shares in 2000 and 652,552
  shares in 1999)...........................................      (2,223)         (1,829)
Notes receivable from sale of Common Stock..................      (1,124)         (1,962)
                                                                --------        --------
          Total Shareholders' Equity(Deficit)...............     (24,452)         53,865
                                                                --------        --------
          Total Liabilities and Shareholders'
            Equity(Deficit).................................    $203,019        $191,419
                                                                ========        ========

                See notes to consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

 FOR THE YEARS ENDED DECEMBER 30, 2000, DECEMBER 25, 1999 AND DECEMBER 26, 1998

              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                               2000        1999        1998
                                                             --------    --------    --------
NET REVENUES...............................................  $603,014    $549,852    $546,114
                                                             --------    --------    --------
OPERATING COSTS AND EXPENSES:
  Cost of sales and operating expenses.....................   404,959     350,502     343,554
  Write-down of inventory of discontinued catalogs.........     2,048      (1,932)      3,726
  Special charges (credit).................................    19,126         144        (485)
  Selling expenses.........................................   153,462     136,584     148,767
  General and administrative expenses......................    84,881      68,928      57,881
  Depreciation and amortization............................     9,090       9,382       9,478
                                                             --------    --------    --------
                                                              673,566     563,608     562,921
                                                             --------    --------    --------
(LOSS) FROM OPERATIONS.....................................   (70,552)    (13,756)    (16,807)
  (Gain) on sale of The Shopper's Edge.....................        --      (4,343)         --
  (Gain) on sale of Austad's...............................        --        (967)         --
                                                             --------    --------    --------
(LOSS) BEFORE INTEREST AND TAXES...........................   (70,552)     (8,446)    (16,807)
  Interest expense, net....................................    10,083       7,338       7,778
                                                             --------    --------    --------
  (Loss) before income taxes...............................   (80,635)    (15,784)    (24,585)
  Income tax provision.....................................       165         530       1,000
                                                             --------    --------    --------
NET (LOSS) AND COMPREHENSIVE (LOSS)........................   (80,800)    (16,314)    (25,585)
  Preferred stock dividends................................     4,015         634         578
                                                             --------    --------    --------
NET (LOSS) APPLICABLE TO COMMON SHAREHOLDERS...............  $(84,815)   $(16,948)   $(26,163)
                                                             ========    ========    ========
NET (LOSS) PER COMMON SHARE:
  Net (loss) per common share -- basic and diluted.........  $   (.40)   $   (.08)   $   (.13)
                                                             ========    ========    ========
  Weighted average common shares outstanding -- basic and
     diluted (thousands)...................................   213,252     210,719     206,508
                                                             ========    ========    ========

                See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

 FOR THE YEARS ENDED DECEMBER 30, 2000, DECEMBER 25, 1999 AND DECEMBER 26, 1998
                           (IN THOUSANDS OF DOLLARS)

                                                               2000        1999        1998
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)...............................................  $(80,800)   $(16,314)   $(25,585)
  Adjustments to reconcile net (loss) to net cash (used) by
     operating activities:
     Depreciation and amortization, including deferred
       fees................................................    11,271      11,951      11,466
     Provision for doubtful accounts.......................     4,947       2,817       3,278
     Special charges (credit)..............................    19,126         144        (485)
     Write-down of inventory of discontinued catalogs
       (recovery)..........................................     2,048      (1,932)      3,726
     Gain on the sale of Austad's..........................        --        (967)         --
     Compensation expense related to stock options.........     5,175       2,890       2,684
  Changes in assets and liabilities
     Accounts receivable...................................    (3,363)     (8,639)     (8,331)
     Inventories...........................................   (16,844)      8,853      (1,718)
     Prepaid catalog costs.................................    (2,779)     (4,288)      4,651
     Accounts payable......................................     4,309      (1,045)      5,795
     Accrued liabilities...................................     2,119         710      (7,562)
     Customer prepayments and credits......................     1,180        (279)        867
     Other, net............................................     1,803        (572)       (867)
                                                             --------    --------    --------
  Net cash (used) by operating activities..................   (51,808)     (6,671)    (12,081)
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property and equipment................   (14,581)     (4,830)     (6,111)
     Proceeds from sale of Austad's........................        --       1,568          --
     Proceeds from investment..............................       988          --          --
                                                             --------    --------    --------
  Net cash (used) by investing activities..................   (13,593)     (3,262)     (6,111)
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving credit facility........    12,810       5,202          --
     Borrowings from term loan facility....................     9,820          --       7,272
     Payments of long-term debt and capital lease
       obligations.........................................   (24,130)     (2,745)     (5,433)
     Net proceeds from issuance of preferred stock.........    67,700          --          --
     Payment of debt issuance costs........................    (2,770)     (2,701)         --
     Payment of preferred stock dividends..................      (920)         --          --
     Proceeds from issuance of stock options...............       847         936         492
     Proceeds from exercise of stock warrants..............        --          --      13,640
     Other, net............................................       886        (117)       (330)
                                                             --------    --------    --------
  Net cash provided by financing activities................    64,243         575      15,641
                                                             --------    --------    --------
  Net (decrease) in cash and cash equivalents..............    (1,158)     (9,358)     (2,551)
  Cash and cash equivalents at the beginning of the year...     2,849      12,207      14,758
                                                             --------    --------    --------
  Cash and cash equivalents at the end of the year.........  $  1,691    $  2,849    $ 12,207
                                                             ========    ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the year for:
       Interest............................................  $  7,723    $  4,765    $  5,095
       Income taxes........................................  $    414    $    713    $    447
     Non-cash investing and financing activities:
       Redemption of Series B Convertible Additional
          Preferred Stock..................................  $  6,350    $     --    $     --
       Stock dividend and accretion Series A Cumulative
          Participating Preferred Stock....................  $  3,927    $     --    $     --
       Non-cash gain on sale of The Shopper's Edge.........  $     --    $  4,343    $     --
       Tandem share expirations............................  $    394    $  1,016    $     --
       Capital lease obligations...........................  $     --    $    517    $     --

                See notes to consolidated financial statements.

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY(DEFICIT)

 FOR THE YEARS ENDED DECEMBER 26, 1998, DECEMBER 25, 1999 AND DECEMBER 30, 2000
                      (IN THOUSANDS OF DOLLARS AND SHARES)

                                           PREFERRED
                                             STOCK
                                           SERIES B            COMMON STOCK         CAPITAL
                                          CONVERTIBLE       $.66 2/3 PAR VALUE     IN EXCESS                  TREASURY STOCK
                                       -----------------    -------------------     OF PAR       ACCUM.      -----------------
                                       SHARES    AMOUNT     SHARES      AMOUNT       VALUE      (DEFICIT)    SHARES    AMOUNT
                                       ------    ------     ------      ------     ---------    ---------    ------    ------
BALANCE AT DECEMBER 27, 1997.........    635     $ 5,938    204,442    $136,294    $285,165     $(347,652)    (686)    $  (968)
Net (loss) applicable to common
  shareholders.......................                                                             (26,163)
Cash received for Tandem
  receivable.........................
Preferred stock accretion............                190
Stock options granted................                                                 2,684
Exercise of Warrants.................                         5,646       3,764       9,876
Issuance & forfeitures of Common
  Stock for employee stock plan......                           698         466          26                    328         155
                                        ----     -------    -------    --------    --------     ---------     ----     -------
BALANCE AT DECEMBER 26, 1998.........    635     $ 6,128    210,786    $140,524    $297,751     $(373,815)    (358)    $  (813)
                                        ====     =======    =======    ========    ========     =========     ====     =======
Net (loss) applicable to common
  shareholders.......................                                                             (16,948)
Preferred stock accretion............                190
Stock options granted................                                                 2,890
Cash received for Tandem
  receivable.........................
Issuance & forfeitures of Common
  Stock for employee stock plan......                           734         489         447
Tandem share expirations.............                                                                         (294)     (1,016)
                                        ----     -------    -------    --------    --------     ---------     ----     -------
BALANCE AT DECEMBER 25, 1999.........    635     $ 6,318    211,520    $141,013    $301,088     $(390,763)    (652)    $(1,829)
                                        ====     =======    =======    ========    ========     =========     ====     =======
Net (loss) applicable to common
  shareholders.......................                                                             (84,815)
Preferred stock accretion............                 32                               (152)          152
Preferred stock dividend.............                                                (3,775)        3,775
Stock options granted................                                                 5,175
Cash received for Tandem
  receivable.........................
Tandem note write-down...............
Issuance & forfeitures of Common
  Stock for employee stock plan......                           713         476         371                                 --
Tandem share expirations.............                                                                          (77)       (394)
Conversion to Common Stock...........   (635)     (6,350)     2,192       1,462       4,888
                                        ----     -------    -------    --------    --------     ---------     ----     -------
BALANCE AT DECEMBER 30, 2000.........     --     $    --    214,425    $142,951    $307,595     $(471,651)    (729)    $(2,223)
                                        ====     =======    =======    ========    ========     =========     ====     =======


                                         NOTES
                                       RECEIVABLE
                                       FROM SALE
                                       OF COMMON
                                         STOCK        TOTAL
                                       ----------     -----
BALANCE AT DECEMBER 27, 1997.........   $(3,226)     $ 75,551
Net (loss) applicable to common
  shareholders.......................                 (26,163)
Cash received for Tandem
  receivable.........................        69            69
Preferred stock accretion............                     190
Stock options granted................                   2,684
Exercise of Warrants.................                  13,640
Issuance & forfeitures of Common
  Stock for employee stock plan......      (148)          499
                                        -------      --------
BALANCE AT DECEMBER 26, 1998.........   $(3,305)     $ 66,470
                                        =======      ========
Net (loss) applicable to common
  shareholders.......................                 (16,948)
Preferred stock accretion............                     190
Stock options granted................                   2,890
Cash received for Tandem
  receivable.........................       327           327
Issuance & forfeitures of Common
  Stock for employee stock plan......                     936
Tandem share expirations.............     1,016            --
                                        -------      --------
BALANCE AT DECEMBER 25, 1999.........   $(1,962)     $ 53,865
                                        =======      ========
Net (loss) applicable to common
  shareholders.......................                 (84,815)
Preferred stock accretion............                      32
Preferred stock dividend.............                      --
Stock options granted................                   5,175
Cash received for Tandem
  receivable.........................        10            10
Tandem note write-down...............       434           434
Issuance & forfeitures of Common
  Stock for employee stock plan......                     847
Tandem share expirations.............       394            --
Conversion to Common Stock...........                      --
                                        -------      --------
BALANCE AT DECEMBER 30, 2000.........   $(1,124)     $(24,452)
                                        =======      ========

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 25, 1999 AND DECEMBER 26, 1998

1.  BACKGROUND OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations -- Hanover Direct, Inc., a Delaware corporation (the "Company"), operates as both a specialty direct marketer and as a provider of business to business ("B-to-B") e-commerce transaction services. As a specialty direct marketer, the Company markets a diverse portfolio of branded home fashions, home improvements, men's and women's apparel, and gift products, through mail-order catalogs and connected Internet Web sites directly to the consumer ("direct commerce"). As a provider of B-to-B e-commerce transaction services, the Company offers a full range of order processing, customer care, customer information, and shipping and distribution services to third party clients in the United States.

     The Company utilizes a fully integrated system and operations support platform initially developed to manage the Company's wide variety of catalog/Internet product offerings. This infrastructure has been leveraged and expanded to provide the aforementioned B-to-B e-commerce transaction services on behalf of third party clients. Beginning in 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" to report its direct commerce and B-to-B e-commerce transaction services as separate operating and reporting segments. However, the Company intends to report operating results as one segment commencing with the 2001 fiscal year as a result of actions taken with respect to the strategic business realignment program (Notes 3 and 10).

     Basis of Presentation -- The consolidated financial statements include all subsidiaries of the Company, and all intercompany transactions and balances have been eliminated. The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year's presentation.

     Fiscal Year -- The Company operates on a 52 or 53 week fiscal year, ending on the last Saturday in December. The year ended December 30, 2000 was a 53-week year. The years ended December 25, 1999 and December 26, 1998 were 52-week years. Had fiscal 2000 been a 52-week year, the total revenue would have decreased by $5.2 million.

     Cash and Cash Equivalents -- Cash includes cash equivalents consisting of highly liquid investments with original maturity of ninety days or less.

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

     Prepaid Catalog Costs -- Prepaid catalog costs consist of direct response advertising costs related to catalog production and mailing. In accordance with SOP 93-7, "Reporting on Advertising Costs," these costs are deferred and amortized as selling expenses over the estimated period in which the sales related to such advertising are generated. Total catalog expense was $150.4 million, $133.0 million and $145.0 million for fiscal years 2000, 1999 and 1998, respectively.

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

     Goodwill, Net -- Excess of cost over the net assets of acquired businesses is amortized on a straight-line basis over periods of up to forty years. Accumulated amortization was $5.0 million and $4.5 million at December 30, 2000 and December 25, 1999, respectively.

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 25, 1999 AND DECEMBER 26, 1998

     Impairment of Long-lived Assets -- In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121,"Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of," the Company reviews long-lived assets for impairment whenever events indicate that the carrying amount of such assets may not be fully recoverable. The Company performs non-discounted cash flow analyses to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed, if any, are based on the estimated proceeds to be received, less costs of disposal.

     Stock Based Compensation -- The Company accounts for its stock based compensation to employees using the fair value-based methodology under SFAS No. 123, "Accounting for Stock-Based Compensation."

     Income Taxes -- The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." It requires an asset and liability approach for financial accounting and reporting for income taxes. The provision for income taxes is based on income after adjustment for those temporary and permanent items, which are not considered in the determination of taxable income. Deferred tax results when the Company recognizes revenues or expenses for income tax purposes in a different year than for financial reporting purposes.

     Net (Loss) Per Share -- Net (loss) per share is computed using the weighted average number of common shares outstanding in accordance with the provisions of SFAS No. 128, "Earnings Per Share." The weighted average number of shares used in the calculation for both basic and diluted net (loss) per share for fiscal 2000, 1999 and 1998 was 213,251,945, 210,718,546 and 206,508,110 shares, respectively. Diluted earnings per share equals basic earnings per share as the dilutive calculation for preferred stock and stock options would have an anti-dilutive impact as a result of the net losses incurred during fiscal years 2000, 1999 and 1998. The number of potentially dilutive securities excluded from the calculation of diluted earnings per share were 2,678,492, 9,233,837, and 10,000,131 common share equivalents for fiscal 2000, 1999 and 1998, respectively. These amounts consist of the following: 2,678,492 options to purchase common stock for fiscal 2000, 6,846,995 options to purchase common stock and 2,386,842 common stock equivalents for the potential conversion of the Series B Convertible Additional Preferred Stock for fiscal 1999, and 7,787,936 options to purchase common stock and 2,212,195 common stock equivalents for the potential conversion of the Series B Preferred Stock for fiscal 1998.

     Revenue Recognition --

     -- Direct Commerce: The Company recognizes revenue, net of estimated returns, upon shipment of merchandise to customers. Postage and handling charges billed to customers are also recognized as revenue upon shipment of related merchandise. The Company accrues for expected future returns at the time of sale based upon historical and current trends. The Company defers revenue recognition for membership fees received in its Buyer's Club programs until the cancellation period ends. Thereafter, revenue is recognized on a monthly basis over the remaining membership period.

     -- B-to-B Services: Revenues from the Company's e-commerce transaction services are recognized as the related services are provided. Customers are charged on an activity unit basis, which applies a contractually specified rate according to the type of transaction service performed.

     Fair Value of Financial Instruments -- The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and the current portion of long-term debt approximate fair value due to the short maturities of these instruments. Additionally, the current value of long-term debt also approximates fair value, as this debt bears interest at prevailing market rates.

     Derivative Investments and Hedging Activities -- The Company is required to adopt the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendment in SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as of December 31, 2000. These pronouncements require companies to reflect the fair value of all derivative instruments, including those embedded in other contracts, as assets or liabilities in a company's financial statements.

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 25, 1999 AND DECEMBER 26, 1998

Changes in fair value of derivative instruments is generally reflected in earnings, with the exception of certain hedging transactions, for which the change in fair value may be accounted for as a component of other comprehensive income, provided certain criteria are met as specified in these pronouncements. The Company currently does not utilize derivative instruments or engage in hedging transactions, nor is there any embedded derivative instrument as of December 30, 2000 that must be recognized pursuant to these statements. Accordingly, the Company does not expect the impact of the adoption of these pronouncements on December 31, 2000 to have a material impact on the Company's financial position or results of operations.

2.  DIVESTITURES

     During 1999 and 2000, the Company sold the following businesses:

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

     The Shopper's Edge: In March 1999, the Company, through a newly formed subsidiary, started up and promoted a discount buyers club to consumers known as "The Shopper's Edge." In exchange for an up-front membership fee, the Shopper's Edge program enables members to purchase a wide assortment of merchandise at discounts which are not available through traditional retail channels. Initially, prospective members participated in a 45-day trial period that, unless canceled, was automatically converted into a full membership term, which was one year in duration. Memberships were automatically renewed at the end of each term unless canceled by the member.

     During 1999, primarily as a result of timing of revenue and expense recognition, the Shopper's Edge subsidiary incurred losses of $4.3 million reflecting both cash payments and outstanding liabilities to the Company of $3.3 million and $1.0 million, respectively. The Company's operating results reflect $0.1 million of net losses after the elimination of these intercompany transactions. The Company recorded membership fee revenue, as well as an allowance for estimated cancellations, on a straight-line basis over the one-year membership term, which commenced immediately following the expiration of the initial 45-day trial period. Costs tied to acceptances such as commissions paid to service providers as well as membership servicing and transaction-processing expenses were deferred and expensed as membership fee revenue was recognized. All other costs, including membership kits and postage, were expensed as incurred. Under the terms of the program, the Company was entitled to periodic withdrawals of funds provided by up-front membership fees. These withdrawals, however, were subject to contractual limitations as the Shopper's Edge subsidiary was required to maintain adequate cash balances to fund estimated membership reimbursements resulting from cancellations. Accordingly, funds retained within the Shopper's Edge subsidiary were reported as "restricted cash" in the Company's balance sheet during 1999. If membership reimbursements due to cancellations exceeded the amount of funds retained by the Shopper's Edge subsidiary, the Company was liable to cover the shortfall.

     Effective December 1999, the Company sold its interest in the Shopper's Edge subsidiary to an unrelated third party for a nominal fair value based upon an independent appraisal. At the time of the sale, the liabilities of the subsidiary exceeded the assets by $4.3 million resulting in a gain on sale to the Company of $4.3 million. The gain represented the portion of deferred income of the Shopper's Edge that the Company received in the form of withdrawals discussed above which, in accordance with the Company's revenue recognition policy for memberships, would not have been earned until the completion of the membership term. The deferred income was recognized immediately upon the sale and has been reflected as a gain on sale in the accompanying consolidated statement of income (loss) for the year ended December 25, 1999. There are no conditions to the obligations of the Company to refund any portion of the cash withdrawals received prior to the sale. The Company entered into a solicitation services agreement with the purchaser whereby the Company will provide solicitation services for the program and will receive commissions for member acceptances based on a fixed fee per member basis, adjusted for cancellation rates on a prospective basis. Membership revenue earned during

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 25, 1999 AND DECEMBER 26, 1998

the fiscal year ended December 25, 1999 was $3.9 million, which is included in revenues in the accompanying consolidated statement of income (loss). Had the new solicitation services agreement been in place for fiscal 1999, net revenues on a pro-forma basis would have increased by $1.4 million reflecting the inclusion of $5.3 million of fee revenue for solicitation services provided versus $3.9 million of recorded membership fee revenue under the old agreement. Furthermore, on a pro-forma basis, the Company's loss from operations would have decreased by $5.4 million to $8.4 million. In the fiscal year 2000, the Company received approximately $5.0 million of fee revenue for solicitation services provided.

     Blue Ridge Associates -- In January 1994, the Company purchased for $1.1 million a 50% interest in Blue Ridge Associates ("Blue Ridge"), a partnership which owns an apparel distribution center in Roanoke, VA. The remaining 50% interest is held by an unrelated third party. This investment was accounted for under the equity method of accounting. The Company's investment in Blue Ridge was approximately $0.8 million at December 25, 1999. In December 1996, the Company consolidated the fulfillment and telemarketing activities handled at this facility into its home fashion distribution facility in Roanoke, VA, and attempted to sublease the vacated space. In April 1999, the Company sublet the vacated premises to an unrelated third party for a five-year period expiring in April 2004. In February 2000, the Company sold its partnership interest in Blue Ridge to the holder of the other 50% for $0.8 million, which approximated the Company's carrying value of the investment.

3.  SPECIAL CHARGES

     In December 2000, the Company recorded special charges aggregating approximately $19.1 million. These charges consist of severance ($5.0 million), facility exit costs ($5.9 million) and fixed asset write-offs ($8.2 million, of which $7.2 million is non-cash) related to the Company's previously announced strategic business realignment program which included (1) the elimination of approximately 285 FTE positions across all its business units, (2) the closure of the Company's Always in Style business, (3) the discontinuance by Hanover Brands of the under performing Turiya, Kitchen & Home and Domestications Kitchen & Garden catalogs while incorporating some of the product offerings within continuing catalogs, (4) the termination by Hanover Brands of its marketing agreement with Compagnie de la Chine, (5) the closure by Hanover Brands of certain retail outlets and a satellite facility in New Jersey, (6) the expected closure by erizon of its leased fulfillment and telemarketing facility in Maumelle, Arkansas later in the year, and (7) the immediate cessation by erizon of the operations of Desius LLC.

     Such actions were taken in an effort to direct the Company's resources primarily towards continued profitable growth in Hanover Brands, such as The Company Store, Domestications, Improvements and Silhouettes brands, while reducing costs in all areas of the business and eliminating investment activities that had not yet generated sufficient revenue to produce profitable returns. erizon intends to consolidate the Maumelle operations within its remaining facilities and intends to provide the bulk of its fulfillment services for third party clients of its Keystone Internet Services, Inc. ("Keystone") subsidiary within its existing operations. The consolidation of Keystone activities in other facilities is intended to provide a better opportunity to focus resources, particularly customer service support, on clients to service their needs.

     Severance -- The cost of employee severance includes termination benefits for line and supervisory personnel in fulfillment, telemarketing, MIS, merchandising, and various level of corporate and catalog management. Approximately $4.3 million of these costs are recorded in accrued liabilities in the accompanying consolidated balance sheet at December 30, 2000.

     Facility Exit Costs and Fixed Asset Write-offs -- These costs are primarily related to the Company's decision to close its fulfillment center in Maumelle, Arkansas, exit office space located in Edgewater, New Jersey and close several of its retail outlets. Furthermore, costs associated with closing the Always in Style business and terminating its marketing agreement with Compagnie de la Chine are included in the amount written off. Approximately $4.2 million of these costs are included in accrued liabilities at December 30, 2000 and an additional $2.5 million are included in other non-current liabilities as they will not be paid until 2002 or later.

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 25, 1999 AND DECEMBER 26, 1998

     The Company has retained Newmark Retail Financial Advisors LLC to seek qualified purchasers for its Gump's By Mail and Gump's San Francisco business, its Brawn of California business, including the International Male and Undergear brands, and its 277,500 square foot warehouse and fulfillment facility located in Hanover, Pennsylvania.

     In March 2001, the Company sold the Always in Style business to its business partner, which resulted in a nominal gain.

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

     During 1999, the Company revised its estimates for losses on sublease arrangements for its Roanoke, VA apparel distribution center and its San Francisco, CA office facilities. The Company reduced its estimate for sublease losses for the Roanoke, VA apparel distribution center by $0.5 million due to the Company's release from any lease-related obligations resulting from the sale of its partnership interest in Blue Ridge Associates, a partnership which owned the facility. This was more than offset by a higher estimate for sublease losses related to the San Francisco, CA office facilities of $0.6 million due to higher than anticipated rent escalations. Approximately $0.7 million of estimated losses on sublease arrangements are recorded in accrued liabilities in the Company's consolidated balance sheet at December 30, 2000 and an additional $1.3 million are included in other non-current liabilities as they will not be paid until 2002 or later.

4.  WRITE-DOWN OF INVENTORY OF DISCONTINUED CATALOGS

     In the fourth quarter of 2000 the Company made a decision to discontinue three catalogs brands, Domestications Kitchen & Garden, Turiya and Kitchen & Home. These three catalog brands generated revenues of $18.4 million, $19.6 million and $31.6 million in 2000, 1999 and 1998, respectively. In 2000, the Company recorded provisions of approximately $2.0 million related to the write-down of inventory associated with these catalogs to their net realizable value based upon the planned liquidation of such inventory, and $0.7 million of additional fourth quarter charges related to the acceleration of the amortization of prepaid catalog costs associated with the discontinuance of these catalogs' operations based upon their estimated realizability relative to the wind-down plan in 2001.

     In 1998, the Company decided to discontinue the traditional catalog operations of the Tweeds, Austad's and Colonial Garden Kitchens catalog brands. These "non-core" catalog brands were to be repositioned as primarily e-commerce brands and, if unsuccessful, discontinued. Revenues from the aforementioned non-core catalogs were $19.0 million and $48.7 million for fiscal 1999 and 1998, respectively. In 1998, the Company recorded provisions of approximately $3.7 million related to the write-down of inventory associated with these catalogs to net realizable value based on the planned liquidation of such inventory and $2.2 million of additional charges related to prepaid catalog costs associated with the discontinuance of these catalogs' operations.

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

     During 1999, the Company sold the remaining assets of its non-core Austad's catalog for $1.6 million; fully discontinued its Tweeds catalog operation; and repositioned and relaunched its Colonial Garden Kitchens catalog as Domestications Kitchen & Garden, which was subsequently discontinued.

5.  TRANSFER OF CREDIT CARD ACCOUNTS RECEIVABLE

     Through July 1999, the Company was a party to an agreement involving the sale and servicing of accounts receivable originating from the Company's private label credit card program. This agreement included full recourse provisions obligating the Company to repurchase non-collectible receivables as well as a

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 25, 1999 AND DECEMBER 26, 1998

requirement for the Company to maintain a deposit, based on a specified percentage of outstanding receivables, to secure the Company's obligations under the contract. Approximately $3.5 million was held as security by the unrelated third party as of December 26, 1998. Due to the conditions imposed under the agreement, the Company, in accordance with SFAS No. 125 ("Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities"), accounted for the transfer of its private label credit card receivables as a secured borrowing. Accordingly, the Company recorded both a financing receivable as well as a corresponding long-term obligation of $19.0 million in its December 26, 1998 consolidated balance sheet.

     During July 1999, the Company finalized a new three-year credit card marketing and servicing agreement with a new provider and terminated the previously mentioned agreement. The new terms include provisions requiring the Company to equally share credit losses over an agreed upon benchmark for the first 18 months of the agreement, however, the Company is not obligated to repurchase any non-collectible receivables. Upon the expiration of this period, all credit card receivables transfers are non-recourse to the Company. Furthermore, the Company is no longer required to maintain a deposit as security for its performance under the terms of the new agreement. Reflecting the change in terms included in the new agreement, the Company, in accordance with SFAS No. 125, now accounts for the transfer of its private label credit card receivables as a sale. Accordingly, the Company's December 30, 2000 consolidated balance sheet no longer reflects a financing receivable and a related long-term obligation. No gain or loss was recognized upon the transition to the new program.

     As of December 25, 1999, the Company maintained a shared credit risk reserve of $0.6 million that is recorded in accrued liabilities. Since the 18 month period that the Company is obligated to share credit losses expired in December 2000, there is no shared credit risk reserve maintained at December 30, 2000.

6.  ACCRUED LIABILITIES

     Accrued liabilities consist of the following (in thousands):

                                                           DEC. 30,    DEC. 25,
                                                             2000        1999
                                                           --------    --------
Restructuring............................................  $ 9,160     $ 2,299
Reserve for future sales returns.........................    3,371       4,680
Compensation.............................................   13,466       8,290
Taxes....................................................    1,134         881
Reserve for accounts receivable -- shared credit risk....       --         612
Reserve for discontinued operations......................       86         849
Other....................................................    7,226       6,673
                                                           -------     -------
          Total..........................................  $34,443     $24,284
                                                           =======     =======

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 25, 1999 AND DECEMBER 26, 1998

7.  LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                           DEC. 30,    DEC. 25,
                                                             2000        1999
                                                           --------    --------
Congress Facility........................................  $38,065     $17,735
Term Financing Facility..................................       --      16,000
Industrial Revenue Bonds due 2003........................       --       8,000
7.5% Convertible Subordinated Debentures due 2007........      751         751
Obligations under capital leases.........................      192         349
Other....................................................       28          --
                                                           -------     -------
                                                            39,036      42,835
Less: current portion....................................    3,718       3,257
                                                           -------     -------
          Total..........................................  $35,318     $39,578
                                                           =======     =======

     Revolving Credit Facility -- On December 25, 1999, the Company's credit facility (the "Congress Credit Facility") with Congress Financial Corporation ("Congress") was a $65.0 million revolving line of credit, of which $12.5 million was a term loan. Total borrowings under the Congress Credit Facility, however, were subject to limitations based upon specified percentages of eligible inventory and eligible accounts receivable. The revolving line of credit facility bore interest at prime plus .25% or LIBOR plus 2.75%, and the term loan bore interest at prime plus .50% or LIBOR plus 2.75%. The use of a prime or LIBOR based rate was determinable at the Company's discretion. Additionally, the Congress Credit Facility, which was secured by all assets of the Company, contained restrictive covenants including restrictions on indebtedness and common stock dividends, and required the maintenance of a $21.5 million net worth and a $(10.0) million working capital (deficit) position, as defined. As of December 25, 1999, the Company had an outstanding term loan of $12.5 million, bearing a weighted average interest rate of 9.0%, and $5.2 million of outstanding borrowings under the revolving line of credit, bearing an interest rate of 8. 75%.

     On March 24, 2000, the Congress Credit Facility was further amended to provide for a maximum credit line, subject to certain limitations, of up to $82.5 million. The Congress Credit Facility, as amended, expires on January 31, 2004 and is comprised of a revolving loan facility, a $17.5 million Tranche A Term Loan having an eighty-four month term, and a $7.5 million Tranche B Term Loan having a thirty-six month term. Total cumulative borrowings are subject to limitations based upon specified percentages of eligible receivables and eligible inventory, and the Company is required to maintain $3.0 million of excess credit availability at all times. The Congress Credit Facility, as amended, is secured by all the assets of the Company and places restrictions on the incurrence of additional indebtedness and on the payment of common stock dividends. The Company paid a $1.4 million closing fee to Congress to secure the amendment of the Congress Credit Facility. As of December 30, 2000, the Company had $38.1 million of borrowings outstanding under the amended Congress Credit Facility comprised of $15.7 million under the revolving loan facility, bearing an interest rate of 10.0%, and $14.9 million, bearing an interest rate of 10.25%, and $7.5 million, bearing an interest rate of 13.75%, of Tranche A Term Loans and Tranche B Term Loans, respectively.

     The revolving loan facility bears interest at prime plus .5% or Eurodollar plus 2.5%, the Tranche A Term Loans bear interest at prime plus .75% or Eurodollar plus 3.5%, and the Tranche B Term Loans bear interest at prime plus 4.25%, but in no event less than 13.0%. Under the amended Congress Credit Facility, the Company is required to maintain minimum net worth, working capital and EBITDA as defined throughout the term of the agreement. At December 30, 2000, the Company was in compliance with these covenants.

     Term Financing Facility -- During 1994 and 1995, the Company entered into a term loan agreement with a syndicate of financial institutions, which provided for borrowings of $20 million ("Term Financing Facility"). The Term Financing Facility bore interest based on "A-1" commercial paper rates existing at the time of each borrowing. As of December 25, 1999, the Company had $16.0 million of outstanding borrowings

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 25, 1999 AND DECEMBER 26, 1998

under the Term Financing Facility bearing applicable rates of interest ranging from 5.3% to 6.0%. The Term Financing Facility was paid in full on March 24, 2000 (see below).

     Industrial Revenue Bonds due 2003 -- The Industrial Revenue Bonds ("IRBs") of $8.0 million were due on December 1, 2003. The IRBs were secured by all assets purchased with the proceeds thereof and, as of December 25, 1999, were supported by an $8.0 million letter of credit issued by UBS AG, Stamford Branch ("UBS") and guaranteed by Richemont Finance, S.A. ("Richemont"). The Industrial Revenue Bonds were redeemed on March 24, 2000 (see below).

     As of December 25, 1999, letters of credit, issued by the UBS and guaranteed by Richemont, supported both the Term Financing Facility and the Industrial Revenue Bonds (see below). Originating in December 1996 and renewed in 1998 and 1999, the terms of the UBS letters of credit, which were scheduled to expire on March 31, 2000, required the Company to pay to Richemont an annual facility fee equal to 9.5% of the $25.8 million principal amount, or $2.4 million. The principal amount of the UBS letters of credit approximated the combined outstanding borrowings under the Term Financing Facility and the Industrial Revenue Bonds at the time of renewal.

     The Company elected not to extend or renew the UBS letters of credit supporting the Term Financing Facility and the Industrial Revenue Bonds, and to redeem the $16.0 million of outstanding borrowings under the Term Financing Facility and the $8.0 million of outstanding borrowings under the Industrial Revenue Bonds. On March 24, 2000, the trustees under the Term Financing Facility and the Industrial Revenue Bonds made drawings under the UBS letters of credit, and used the proceeds of the drawings to redeem the Term Financing Facility and the Industrial Revenue Bonds. The Company utilized funds borrowed under the Congress Credit Facility on March 24, 2000 to reimburse UBS for the drawings on these letters of credit. As a result, both the Term Financing Facility and the Industrial Revenue Bonds have been paid in full, and the Company has paid all amounts payable to UBS or Richemont relating to the letters of credit.

     Richemont Lines of Credit -- On March 24, 2000, the Company negotiated a new $10.0 million unsecured line of credit (the "Richemont $10.0 million Line of Credit") with Richemont Finance S.A. ("Richemont"). Borrowings under the Richemont $10.0 million Line of Credit bore interest at a rate of 0.125% per month (an annualized rate of 1.5%) on the average monthly balance outstanding. In addition, the Company paid Richemont a monthly facility fee of approximately $0.1 million each month during the term of the Richemont $10.0 million Line of Credit. The maximum amount available to be drawn under the Richemont $10.0 million Line of Credit (the "Maximum Amount") was initially $10.0 million and would be reduced on a dollar-for-dollar basis for each dollar of equity contributed to the Company or any of its subsidiaries by Richemont or any subsidiary or affiliate of Richemont. If the excess availability under the Congress Revolving Credit Facility was less than $3.0 million, the Company would be required to borrow under the Richemont $10.0 million Line of Credit, and pay to Congress the amount such that the excess availability under the Congress Revolving Credit Facility after such payment would be at least $3.0 million. The Company could also borrow up to $5.0 million under the Richemont $10.0 million Line of Credit to pay trade creditors in the ordinary course of business. On August 24, 2000, the Richemont $10 million Line of Credit was terminated and all borrowings outstanding of approximately $5.0 million, plus accrued and unpaid interest, were repaid and retired from a portion of the net proceeds obtained from the issuance of the Company's Series A Cumulative Participating Preferred Stock to Richemont (see Note 8).

     On March 1, 2000, the Company negotiated a new $25.0 million unsecured Line of Credit (the "Richemont $25.0 million Line of Credit") with Richemont. Borrowings under the Richemont $25.0 million Line of Credit bore interest at a rate of 0.583% per month (an annualized rate of 7.0%) on the average monthly balance outstanding. In addition, the Company paid Richemont a monthly fee of approximately $0.1 million each month from March 1, 2000 up to the Maturity Date. The Richemont $25.0 million Line of Credit was to mature on the earlier of December 30, 2000 or the date on which Richemont made an equity infusion in the Company or any of the Company's subsidiaries (such earlier date, the "Maturity Date"). On August 24, 2000, the Richemont $25.0 million Line of Credit was terminated and all borrowings outstanding of approximately $25.0 million, plus accrued and unpaid interest, were repaid and retired from a portion of the

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 25, 1999 AND DECEMBER 26, 1998

net proceeds obtained from the issuance of the Company's Series A Cumulative Participating Preferred Stock to Richemont (see Note 8).

     General -- At December 30, 2000, the aggregate annual principal payments required on debt instruments are as follows (in thousands): 2001 -- $3,718; 2002 -- $3,630; 2003 -- $7,872; 2004 -- $18,212; 2005 -- $4,853; and
thereafter -- $751.

8.  SERIES A CUMULATIVE PARTICIPATING PREFERRED STOCK

     On August 24, 2000, the Company issued 1.4 million shares of preferred stock designated as Series A Cumulative Participating Preferred Stock (the "Series A Preferred Stock") to Richemont, the holder of approximately 47.9% of the Company's Common Stock, for $70 million. The Series A Preferred Stock has a par value of $0.01 per share and a liquidation preference of $50.00 per share and was recorded net of issuance costs of $2.3 million. The issuance costs will be accreted as a dividend over a five-year period ending on the mandatory redemption date. Dividends are cumulative and accrue at an annual rate of 15%, or $7.50 per share, and are payable quarterly either in cash or in-kind through the issuance of additional Series A Preferred Stock. Cash dividend payments are required for dividend payment dates occurring after February 1, 2004. As of December 30, 2000, the Company accreted dividends of $3.8 million, and reserved 75,498 additional shares of Series A Preferred Stock for the payment of such dividends. In-kind dividends and issuance cost accretion are charged against additional paid-in capital, with a corresponding increase in the carrying amount of the Series A Preferred Stock. Cash dividends will also be reflected as a charge to additional paid-in capital, however, no adjustment to the carrying amount of the Series A Preferred Stock will be made. The Series A Preferred Stock is generally non-voting, except if dividends have been in arrears and unpaid for four quarterly periods, whether or not consecutive. The holder of the Series A Preferred Stock is entitled to receive additional participating dividends in the event any dividends are declared or paid, or any other distribution is made, with respect to the Common Stock of the Company. The additional dividends would be equal to the applicable percentage of the amount of the dividends or distributions payable in respect of one share of Common Stock. In the event of a liquidation or dissolution of the Company, the holder of the Series A Preferred Stock shall be paid an amount equal to $50.00 per share of Series A Preferred Stock plus the amount of any accrued and unpaid dividends, before any payments to other shareholders.

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

9.  CAPITAL STOCK

     Series B Convertible Additional Preferred Stock -- In February 1995, the Company issued 634,900 shares of its Class B Convertible Additional Preferred Stock ("Series B Stock") to acquire the remaining 80% of the outstanding common stock of Aegis Safety Holdings, Inc. ("Aegis"), publisher of The Safety Zone catalog. The Series B Stock had a stated value of $10 per share. Non-cumulative dividends were to accrue and be paid at 5% per annum during each of the first three years after the February 1995 closing if Aegis attained at least $1.0 million in earnings before interest and taxes each year. In years four and five, dividends, which became cumulative and were to accrue and be paid at 7% per annum, were no longer contingent upon the achievement of any earnings target. Dividends were not accrued or paid during the first three years after closing based on

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 25, 1999 AND DECEMBER 26, 1998

The Safety Zone catalog's operating results for each respective year. During the Company's 1999 and 1998 fiscal years, no dividends were paid; however, the Company accrued $0.4 million during each year in order to recognize its cumulative dividend payment obligations.

     The Series B Stock was convertible at any time, at $6.66 per share, subject to anti-dilution, at the option of the holder and was convertible at the Company's option if the market value of the Company's Common Stock was greater than $6.66 per share, subject to anti-dilution, for 20 trading days in any consecutive 30 day trading period. If, after five years, the Series B Stock was not converted, it was mandatorily redeemable, at the Company's option, in cash or for 952,352 shares of the Company's Common Stock provided the market value of the stock was at least $6.33 per share, subject to anti-dilution. If the market value of the Company's Common Stock did not meet this minimum, the redemption rate was subject to adjustment, which would increase the number of shares for which the Series B Stock was redeemed.

     The fair value of the Series B Stock, which was based on an independent appraisal, was $0.9 million less than the stated value at February 1995. This discount was amortized over a five year period and resulted in a charge of approximately $0.2 million to preferred stock dividends in the consolidated statements of income (loss) for fiscal years 1995 through 1999, respectively.

     In February 2000, the Series B Stock was redeemed via the issuance of 2,193,317 shares of the Company's Common Stock. The increase in common shares issued upon redemption reflected a market value for the Company's shares on the date of redemption of $2.75 per share versus the $6.66 per share amount specified on the closing date. The Company also made a $0.9 million payment for all unpaid cumulative preferred dividends on the Series B Stock.

     Weighted average common shares outstanding as of December 25, 1999 would have been 212,911,863 versus a reported 210,718,546, assuming conversion of the Series B Stock at the beginning of 1999. Reported quarterly and total year net
(loss) per common share amounts would not have been affected by the pro-forma increase in weighted average common shares outstanding.

     General -- At December 30, 2000, there were 214,425,498 and 213,696,331 shares of Common Stock issued and outstanding, respectively. Additionally, an aggregate of 18,043,947 shares of Common Stock was reserved for issuance pursuant to the exercise of outstanding options.

     Treasury stock consisted of 729,167 and 652,552 shares of Common Stock at December 30, 2000 and December 25, 1999, respectively. In December 2000 and December 1999, the Company retained 80,000 and 294,249 shares, respectively, of outstanding Common Stock held in escrow on behalf of certain participants in the Company's Executive Equity Incentive Plan whose rights, under the terms of the plan, expired during 2000 and 1999.

     Dividend Restrictions -- The Company is restricted from paying dividends on its Common Stock or from acquiring its capital stock by certain debt covenants contained in agreements to which the Company is a party.

10.  SEGMENT REPORTING

     Effective June 26, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption of SFAS No. 131 coincided with the Company's decision to realign its business structure into two separate operating and reporting segments: direct commerce and business to business ("B-to-B") e-commerce transaction services. This reflected the Company's strategic initiative to reposition itself as both a specialty direct marketer and as a provider of B-to-B e-commerce transaction services.

     The direct commerce segment is comprised of the Company's portfolio of branded specialty mail-order catalogs and connected Internet Web sites, as well as its retail operations, all of which market products directly to the consumer. Revenues are derived primarily from the sale of merchandise through the Company's catalogs and related Internet product offerings and its retail outlets. Other sources of revenue are derived from various up-sell initiatives and other catalog related revenue. The B-to-B e-commerce transaction services segment represents the Company's e-commerce support and fulfillment operations. Revenues are derived

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 25, 1999 AND DECEMBER 26, 1998

primarily from e-commerce transaction services, which include order processing, customer care, and shipping and distribution services.

     The Company's management reviews income (loss) from operations to evaluate performance and allocate resources. As income taxes are centrally managed at the corporate level, deferred tax assets are not allocated by segment. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies.

     Reportable segment data were as follows (in thousands of dollars):

                                DIRECT      B-TO-B     ELIMINATION/
                               COMMERCE    SERVICES       OTHER        CONSOLIDATED
                               --------    --------    ------------    ------------
RESULTS FOR THE FISCAL YEAR
  ENDED
DECEMBER 30, 2000:
Revenue from external
  customers..................  $572,995    $ 30,008     $      11        $603,014
Inter-segment revenues.......        --     103,282      (103,282)             --
Income/(loss) before interest
  & taxes....................     8,103     (57,908)      (20,747)        (70,552)
Interest income/(expense)....    (4,744)     (4,524)         (815)        (10,083)
                               --------    --------     ---------        --------
Income/(loss) before income
  taxes......................  $  3,359    $(62,432)    $ (21,562)       $(80,635)
                               ========    ========     =========        ========
RESULTS FOR THE FISCAL YEAR
  ENDED DECEMBER 25, 1999:
Revenue from external
  customers..................  $534,978    $ 14,874     $      --        $549,852
Inter-segment revenues.......        --     102,923      (102,923)             --
Income/(loss) before interest
  & taxes....................    10,445     (18,881)          (10)         (8,446)
Interest income/(expense)....    (1,971)     (5,313)          (54)         (7,338)
                               --------    --------     ---------        --------
Income/(loss) before income
  taxes......................  $  8,474    $(24,194)    $     (64)       $(15,784)
                               ========    ========     =========        ========
RESULTS FOR THE FISCAL YEAR
  ENDED
DECEMBER 26, 1998:
Revenue from external
  customers..................  $543,994    $  2,120     $      --        $546,114
Inter-segment revenues.......        --     105,344      (105,344)             --
Income/(loss) before interest
  & taxes....................   (12,685)     (3,721)         (401)        (16,807)
Interest income/(expense)....    (2,576)     (4,647)         (555)         (7,778)
                               --------    --------     ---------        --------
Income/(loss) before income
  taxes......................  $(15,261)   $ (8,368)    $    (956)       $(24,585)
                               ========    ========     =========        ========

     Income/(loss) before interest and taxes for the direct commerce segment included (income)/loss from the write-down of inventory of discontinued catalogs of $2.0 million, $(1.9) million and $3.7 million for the years ended December 30, 2000, December 25, 1999 and December 26, 1998, respectively. The results for the direct commerce segment for the fiscal year ended December 25, 1999 also include $4.3 million and $1.0 million related to the gain on sale of The Shopper's Edge and the gain on sale of the Company's non-core Austad's catalog, respectively.

     During the first quarter of 2000, the Company, as part of its initiative to reposition itself as both a specialty direct marketer and as a provider of B-to-B e-commerce transaction services, modified its business segmentation, resulting in the reclassification of certain general and administrative expenses from its direct commerce and B-to-B e-commerce transaction services segments to the corporate level. Accordingly, the Company's "Elimination/All Other" category now includes these corporate operating expenses as well as

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 25, 1999 AND DECEMBER 26, 1998

inter-segment elimination, and non-reportable operating segments (primarily the Company's Always in Style joint venture). Segmented income/(loss) before interest and taxes for the years ended December 25, 1999 and December 26, 1998, on a pro-forma basis to reflect this modification, would have been $15.6 million and $(2.6) million for the direct commerce segment, $(19.3) million and $(12.3) million for the B-to-B e-commerce transaction services segment and $(4.8) million and $(1.9) million for all other, respectively.

                                DIRECT      B-TO-B     ELIMINATION/
                               COMMERCE    SERVICES       OTHER        CONSOLIDATED
                               --------    --------    ------------    ------------
                                            (IN THOUSANDS OF DOLLARS)
FOR THE FISCAL YEAR ENDED
DECEMBER 30, 2000:
Depreciation and
  amortization...............  $  2,043    $  6,801      $    246        $  9,090
Provision for doubtful
  accounts...................       328       4,344           275           4,947
Stock compensation expense...     3,714       1,461            --           5,175
Total assets.................  $141,125    $144,120       (82,226)       $203,019
Capital expenditures.........       586      13,259           736          14,581
FOR THE FISCAL YEAR ENDED
DECEMBER 25, 1999:
Depreciation and
  amortization...............  $  2,525    $  6,791      $     66        $  9,382
Provision for doubtful
  accounts...................     1,958         801            58           2,817
Stock compensation expense...     2,115         775            --           2,890
Total assets.................  $126,686    $ 47,451      $ 17,282        $191,419
Capital expenditures.........       792       3,751           287           4,830
FOR THE FISCAL YEAR ENDED
DECEMBER 26, 1998:
Depreciation and
  amortization...............  $  3,034    $  6,444      $     --        $  9,478
Provision for doubtful
  accounts...................     3,228          50            --           3,278
Stock compensation expense...     2,009         675            --           2,684
Total assets.................  $161,143    $ 42,118      $ 15,609        $218,870
Capital expenditures.........     1,352       4,759            --           6,111

     In conjunction with the Company's strategic realignment plan, the Company has (1) terminated an intercompany services agreement between erizon and Hanover Brands effective December 30, 2000, (2) ceased the Desius LLC business operations of erizon and (3) announced the closure of erizon's leased fulfillment and telemarketing facility in Maumelle, Arkansas. As a result of these actions, the Company's business to business revenues in fiscal 2001 and beyond will be materially reduced and for the foreseeable future limited to 15 third party clients serviced by Keystone Internet Services. Taken in conjunction with the Company's announced intention to direct resources primarily towards growth in core brands, such as The Company Store, Domestications, Improvements and Silhouettes brands, these actions will cause the Company, pursuant to SFAS 131, to report results for the consolidated operations of Hanover Direct, Inc. as one segment commencing in fiscal year 2001.

11.  STOCK BASED COMPENSATION PLANS

     The Company has established several stock based compensation plans for the benefit of its officers and employees. As discussed in the Summary of Significant Accounting Policies (Note 1), the Company applies the fair-value based methodology of SFAS No. 123 and, accordingly, has recorded stock compensation expense of $5.2 million, $3.0 million and $2.7 million for fiscal 2000, 1999 and 1998, respectively. The effects of applying SFAS No. 123 for recognizing compensation costs are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996 and additional awards in the future are anticipated. The information below details each of the Company's stock compensation plans, including any changes during the years presented.

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 25, 1999 AND DECEMBER 26, 1998

     1978 Stock Option Plan -- Pursuant to the Company's 1978 Stock Option Plan, an aggregate of 2,830,519 shares were approved for issuance to employees and consultants of the Company. The Compensation Committee of the Board of Directors determined the option price and the period over which an option was exercisable.

     Options expired five years from the date of grant and generally vested over three to four years. Payment for shares purchased upon the exercise of an option was to be in cash or stock of the Company. If paid in cash, a partial payment was to be made, with the remainder in installments evidenced by promissory notes at the discretion of the Compensation Committee. Changes in options outstanding, expressed in numbers of shares, are as follows:

                                                        1978 STOCK OPTION PLAN
                                    ---------------------------------------------------------------
                                           2000                  1999                   1998
                                    ------------------    -------------------    ------------------
                                              WEIGHTED               WEIGHTED              WEIGHTED
                                              AVERAGE                AVERAGE               AVERAGE
                                              EXERCISE               EXERCISE              EXERCISE
                                    SHARES     PRICE      SHARES      PRICE      SHARES     PRICE
                                    ------    --------    -------    --------    ------    --------
Options outstanding, beginning of
  period..........................   --         --         30,000     $2.25      30,000     $2.25
Granted...........................   --         --             --        --          --        --
Exercised.........................   --         --             --        --          --        --
Forfeited.........................   --         --        (30,000)    $2.25          --        --
Expired...........................   --         --             --        --          --        --
                                      --                  -------                ------
Options outstanding, end of
  period..........................   --         --             --        --      30,000     $2.25
                                      ==         ==       =======     =====      ======     =====
Options exercisable, end of
  period..........................   --         --             --        --      30,000     $2.25
                                      ==         ==       =======     =====      ======     =====

     As of December 30, 2000, there were no stock options outstanding or exercisable under the 1978 Stock Option Plan and the Company does not anticipate any further issuance under this plan.

     1999 Stock Option Plan for Directors -- During August 1999, the Board of Directors adopted the 1999 Stock Option Plan for Directors providing stock options to purchase shares of Common Stock of the Company to certain eligible directors who were neither employees of the Company nor non-resident aliens (the "Director's Plan"). The Director's Plan was ratified by the Company's shareholders at the 2000 Annual Meeting. The Company may issue stock options to purchase up to 700,000 shares of Common Stock to eligible directors at an exercise price equal to the fair market value as of the date of grant. An eligible director shall receive a stock option grant to purchase 50,000 shares of Common Stock as of the effective date of his/her initial appointment or election to the Board of Directors. Furthermore, on each Award Date, defined as August 4, 2000 or August 3, 2001, eligible directors shall be granted stock options to purchase an additional 10,000 shares of Common Stock. Stock options granted have terms of 10 years and shall vest and become exercisable over three
(3) years from the date of grant; however, in the event of a change in control, options shall vest and become exercisable immediately. Payment for shares purchased upon exercise of options shall be in cash or stock of the Company.

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 25, 1999 AND DECEMBER 26, 1998

     Options outstanding, granted and the weighted average exercise prices under the 1999 Stock Option Plan for Directors are as follows:

                      1999 STOCK OPTION PLAN FOR DIRECTORS

                                                                      2000
                                                              --------------------
                                                                          WEIGHTED
                                                                          AVERAGE
                                                                          EXERCISE
                                                               SHARES      PRICE
                                                              --------    --------
Options outstanding, beginning of period....................        --        --
Granted.....................................................   540,000     $2.15
Exercised...................................................        --        --
Forfeited...................................................  (120,000)     2.25
Expired.....................................................        --        --
                                                              --------
Options outstanding, end of period..........................   420,000     $2.13
                                                              ========     =====
Options exercisable, end of period..........................   116,667     $2.35
                                                              ========     =====
Weighted average fair value of options granted..............  $   1.07
                                                              ========

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions for grants in fiscal 2000 under the 1999 Stock Option Plan for Directors were as follows: risk free interest rate of 5.87%, expected volatility of 54.35%, expected life of 6 years, and no expected dividends. The following table summarizes information about stock options outstanding at December 30, 2000 under the 1999 Stock Option Plan for Directors:

                                       OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                              --------------------------------------    -----------------------
                                              WEIGHTED
                                NUMBER         AVERAGE      WEIGHTED      NUMBER       WEIGHTED
                              OUTSTANDING     REMAINING     AVERAGE     EXERCISABLE    AVERAGE
EXERCISE                          AT         CONTRACTUAL    EXERCISE        AT         EXERCISE
PRICES                         12/30/00         LIFE         PRICE       12/30/00       PRICE
--------                      -----------    -----------    --------    -----------    --------
$1.00.......................     70,000          9.6         $1.00             --          --
$2.35.......................    350,000          8.8         $2.35        116,667       $2.35
                                -------          ---         -----        -------       -----
                                420,000          8.9         $2.13        116,667       $2.35
                                =======          ===         =====        =======       =====

     Other Director Options -- In February 1996, four directors were granted options to purchase 5,000 shares each at an exercise price of $1.44. Of the 20,000 total options granted, 10,000 options were exercised and 5,000 were canceled leaving 5,000 options outstanding and exercisable at December 30, 2000. The remaining options expired in February 2001.

     1993 Executive Equity Incentive Plan -- In December 1992, the Board of Directors adopted the 1993 Executive Equity Incentive Plan (the "Incentive Plan"). The Incentive Plan was approved by the Company's shareholders at the 1993 Annual Meeting. The Incentive Plan encouraged executives to acquire and retain a significant ownership stake in the Company. Under the Incentive Plan, executives were given an opportunity to purchase shares of Common Stock with up to 80% of the purchase price financed with a six year full recourse Company loan, which bore interest at the mid-term applicable federal rate as determined by the Internal Revenue Service. The Incentive Plan participants purchased shares of Common Stock at prices ranging from $0.69 to $4.94, with the Company accepting notes bearing interest at rates ranging from 5.00% to 7.75%. For each share of stock an employee purchased, he/she received stock options to acquire two additional shares of Common Stock, up to a maximum of 250,000 shares in the aggregate. The stock options, which were granted by the Compensation Committee of the Board of Directors, vested after three years and expired after six years. On December 31, 1996, the Incentive Plan was terminated in accordance with its

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 25, 1999 AND DECEMBER 26, 1998

terms, and no additional Common Stock was purchased or stock options granted. Changes in shares and options outstanding, expressed in numbers of shares, for the Incentive Plan are as follows:

                                                EXECUTIVE EQUITY INCENTIVE PLAN
                             ----------------------------------------------------------------------
                                     2000                    1999                     1998
                             --------------------    ---------------------    ---------------------
                                         WEIGHTED                 WEIGHTED                 WEIGHTED
                                         AVERAGE                  AVERAGE                  AVERAGE
                                         EXERCISE                 EXERCISE                 EXERCISE
                              SHARES      PRICE       SHARES       PRICE       SHARES       PRICE
                             --------    --------    ---------    --------    ---------    --------
Shares outstanding,
  beginning of period......   808,247                1,102,496                1,104,496
Shares purchased...........        --                       --                       --
Shares forfeited...........   (80,000)                (294,249)                  (2,000)
                             --------                ---------                ---------
Shares outstanding, end of
  period...................   728,247                  808,247                1,102,496
                             ========                =========                =========
Options outstanding,
  beginning of period......   454,000     $1.13        614,000     $1.44        664,000     $1.53
Granted....................        --        --             --        --             --        --
Exercised..................  (274,000)     1.00        (60,000)     2.67             --        --
Forfeited..................  (100,000)     1.00       (100,000)     2.11        (50,000)     2.50
                             --------                ---------                ---------
Options outstanding, end of
  period...................    80,000     $1.72        454,000     $1.13        614,000     $1.44
                             ========     =====      =========     =====      =========     =====
Options exercisable, end of
  period...................    80,000     $1.72        454,000     $1.13        170,000     $2.65
                             ========     =====      =========     =====      =========     =====

     The following table summarizes information about stock options outstanding under the Incentive Plan at December 30, 2000:

                                              OPTIONS OUTSTANDING/EXERCISABLE
                                         ------------------------------------------
                                                           WEIGHTED
                                           NUMBER           AVERAGE        WEIGHTED
                                         OUTSTANDING       REMAINING       AVERAGE
               EXERCISE                      AT           CONTRACTUAL      EXERCISE
                 PRICE                   12/30/2000          LIFE           PRICE
               --------                  -----------      -----------      --------
$0.69..................................    40,000             2.0           $0.69
$2.75..................................    40,000             0.6            2.75
                                           ------
          Total........................    80,000             1.3           $1.72
                                           ======             ===           =====

     Changes to the notes receivable principal balances related to the Incentive Plan are as follows:

                                                   2000          1999          1998
                                                 ---------    ----------    ----------
Notes Receivable balance, beginning of
  period.......................................  $ 655,500    $1,690,500    $1,721,500
Additions......................................         --            --            --
Payments.......................................     (9,600)     (262,000)      (31,000)
Forfeitures....................................   (321,500)     (773,000)           --
                                                 ---------    ----------    ----------
Notes Receivable balance, end of period........  $ 324,400    $  655,500    $1,690,500
                                                 =========    ==========    ==========

     In December 1999, the rights of certain participants in the Incentive Plan expired. These participants had cumulative promissory notes of approximately $1.0 million payable to the Company, comprised of $0.8 million of principal and $0.2 million of interest, on the expiration date. Accordingly, collateral encompassing 80,000 shares and 294,249 shares of the Company's Common Stock in fiscal years 2000 and 1999, respectively, held in escrow on behalf of each participant, was transferred to and retained by the Company in satisfaction of the aforementioned promissory notes, which were no longer required to be settled. The Company recorded these

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 25, 1999 AND DECEMBER 26, 1998

shares as treasury stock. Furthermore, these participants forfeited their initial 20% cash down payment, which was required for entry into the Incentive Plan. The Incentive Plan has been terminated.

     Management Stock Option Plans -- The Company approved for issuance to employees 20,000,000 shares of the Company's Common Stock pursuant to the Company's 2000 Management Stock Option Plan and 7,000,000 shares of the Company's Common Stock pursuant the Company's 1996 Stock Option Plan. Under both plans, the option exercise price is equal to the fair market value as of the date of grant. However, for stock options granted to an employee owning more than 10% of the total combined voting power of all classes of Company stock, the exercise price is equal to 110% of the fair market value of the Company's Common Stock as of the grant date. Stock options granted to an individual employee under the 2000 Management Stock Option Plan may not exceed 1,000,000 shares of the Company's Common Stock. Stock options granted to an individual employee under the 1996 Stock Option Plan may not exceed 500,000 shares of the Company's Common Stock and may be performance-based. All options granted must be specifically identified as incentive stock options or non-qualified stock options, as defined in the Internal Revenue Code. Furthermore, the aggregate fair market value of Common Stock for which an employee is granted incentive stock options that first became exercisable during any given calendar year shall be limited to $100,000. To the extent such limitation is exceeded, the option shall be treated as a non-qualified stock option. Stock options may be granted for terms not to exceed 10 years and shall be exercisable in accordance with the terms and conditions specified in each option agreement. In the case of an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock, the options must become exercisable within 5 years. Payment for shares purchased upon exercise of options shall be in cash or stock of the Company.

     For the combined Management Stock Option Plans, options outstanding, granted and the weighted average exercise prices are as follows:

                                 2000                       1999                      1998
                        -----------------------    ----------------------    ----------------------
                                       WEIGHTED                  WEIGHTED                  WEIGHTED
                                       AVERAGE                   AVERAGE                   AVERAGE
                                       EXERCISE                  EXERCISE                  EXERCISE
                          SHARES        PRICE        SHARES       PRICE        SHARES       PRICE
                        -----------    --------    ----------    --------    ----------    --------
Options outstanding,
  beginning of
  period..............    5,927,984     $1.99       5,301,400     $1.66       4,451,249     $1.10
Granted...............    5,459,000      2.71       2,010,000      2.53       1,550,000      3.07
Exercised.............     (414,537)     1.10        (693,821)     1.01        (363,949)     1.01
Forfeited.............   (1,731,500)     2.26        (689,595)     1.95        (335,900)     1.52
Expired...............           --        --              --        --              --        --
                        -----------                ----------                ----------
Options outstanding,
  end of period.......    9,240,947     $2.41       5,927,984     $1.99       5,301,400     $1.66
                        ===========     =====      ==========     =====      ==========     =====
Options exercisable,
  end of period.......    3,235,167     $1.82       2,620,344     $1.41       1,749,232     $1.07
                        ===========     =====      ==========     =====      ==========     =====
Weighted average fair
  value of options
  granted.............  $      1.60                $     1.21                $     1.50
                        ===========                ==========                ==========

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions for grants in fiscal 2000, 1999 and 1998 are as follows: risk free interest rate of 5.60%, 5.83% and 5.64%, respectively, expected volatility of 56.85%, 53.81% and 55.82%, respectively, expected lives of 6 years for fiscal 2000 and 4 years for fiscal 1999 and 1998, and no expected

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 25, 1999 AND DECEMBER 26, 1998

dividends. The following table summarizes information about stock options outstanding at December 30, 2000 under the Combined Management Stock Option
Plans:

                                       OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                              --------------------------------------    -----------------------
                                              WEIGHTED
                                NUMBER         AVERAGE      WEIGHTED      NUMBER       WEIGHTED
RANGE OF                      OUTSTANDING     REMAINING     AVERAGE     EXERCISABLE    AVERAGE
EXERCISE                          AT         CONTRACTUAL    EXERCISE        AT         EXERCISE
PRICES                         12/30/00         LIFE         PRICE       12/30/00       PRICE
--------                      -----------    -----------    --------    -----------    --------
$0.25 to $1.01..............   1,854,939         4.7         $0.97       1,301,692      $0.96
$1.43 to $1.75..............   1,109,998         5.8         $1.56         650,497      $1.45
$2.37 to $2.94..............   1,707,010         5.7         $2.47         593,342      $2.49
$3.00 to $3.50..............   4,569,000         7.8         $3.18         689,636      $3.20
                               ---------                                 ---------
                               9,240,947         6.6         $2.41       3,235,167      $1.82
                               =========         ===         =====       =========      =====

     The Chief Executive Officer (the "CEO") Stock Option Plans -- The information below details each of the stock-based plans granted in 1996 for the benefit of Rakesh K. Kaul, the former Chief Executive Officer of the Company (the "CEO"). In each of the plans: (1) the option price represents the average of the low and high fair market values of the Common Stock on August 23, 1996, the date of the closing of the 1996 Rights Offering, (2) the options outstanding at December 30, 2000 have an exercise price of $1.16, and (3) payment for shares purchased upon the exercise of the option shall be in cash or stock of the Company.

     The details of the plans are as follows:

     The CEO Tandem Plan -- Pursuant to the Company's Tandem Plan (the "Tandem Plan"), the right to purchase an aggregate of 1,000,000 shares of Common Stock and an option to purchase 2,000,000 shares of Common Stock was approved for issuance to the CEO. The option is subject to anti-dilution provisions and due to the Company's 1996 Rights Offering was adjusted to 1,510,000 shares of Common Stock and 3,020,000 options. The options expire 10 years from the date of grant and vest over four years. The options outstanding at December 30, 2000 have a weighted average contractual life of 5.25 years.

     The CEO Performance Year Plan -- Pursuant to the Company's Performance Year Plan (the "Performance Plan"), an option to purchase an aggregate of 1,000,000 shares of Common Stock was approved for issuance to the CEO in 1996. The options are based upon performance as defined by the Compensation Committee of the Board of Directors. Should a performance target not be attained, the option is carried over to the succeeding year in conjunction with that year's option until the expiration date. The options expire 10 years from the date of grant and vest over four years. Payment for shares purchased upon the exercise of the options shall be in cash or stock of the Company. The options outstanding at December 30, 2000 have a weighted average contractual life of 5 years.

     The CEO Closing Price Option Plan -- Pursuant to the Company's Closing Price Option Plan (the "Closing Price Plan"), an option to purchase an aggregate of 2,000,000 shares of Common Stock was approved for issuance to the CEO in 1996. The options originally expired 10 years from the date of grant and would vest upon the Company's stock price reaching a specific target over a consecutive 91-calendar day period as defined by the Compensation Committee of the Board of Directors. In May 1998, the Compensation Committee of the Board of Directors reduced the target per share market price at which the Company's Common Stock had to trade in consideration of the dilutive effect of the increase in outstanding shares from the date of the grant. The performance period has a range of 6 years beginning August 23, 1996, the date of the closing of the 1996 Rights Offering. The options outstanding at December 30, 2000 have a weighted average contractual life of 5.25 years.

     As part of a new Executive Employment Agreement entered into by the Company and the former CEO on March 6, 2000, the Closing Price Plan was amended to provide for a three year vesting schedule provided the CEO remained employed by the Company. The impact of this change on earnings for fiscal year 2000 was to increase the Company's annual charge for compensation related to stock options by $0.9 million.

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 25, 1999 AND DECEMBER 26, 1998

     The CEO Six Year Stock Option Plan -- Pursuant to NAR's Six Year Stock Option Plan (the "Six Year Plan"), an option to purchase an aggregate of 250,000 shares of Common Stock was granted to the CEO by NAR Group Limited ("NAR"), a related party at the time of grant, in 1996. The option is subject to anti-dilution provisions and due to the Company's 1996 Rights Offering was adjusted to 377,500 option shares. The options expire 6 years from the date of grant and vest after one year. The options outstanding at December 30, 2000 have a weighted average contractual life of 1.25 years.

     The CEO Seven Year Stock Option Plan -- Pursuant to NAR's Seven Year Stock Option Plan (the "Seven Year Plan"), an option to purchase an aggregate of 250,000 shares of Common Stock was granted to the CEO by NAR in 1996. The option is subject to anti-dilution provisions and due to the Company's 1996 Rights Offering was adjusted to 377,500 option shares. The options expire 7 years from the date of grant and vest after two years. The options outstanding at December 30, 2000 have a weighted average contractual life of 2.25 years.

     The CEO Eight Year Stock Option Plan -- Pursuant to NAR's Eight Year Stock Option Plan (the "Eight Year Plan"), an option to purchase an aggregate of 250,000 shares of Common Stock was granted to the CEO by NAR in 1996. The option is subject to anti-dilution provisions and due to the Company's 1996 Rights Offering was adjusted to 377,500 option shares. The options expire 8 years from the date of grant and vest after three years. The options outstanding at December 30, 2000 have a weighted average contractual life of 3.25 years.

     The CEO Nine Year Stock Option Plan -- Pursuant to NAR's Nine Year Stock Option Plan (the "Nine Year Plan"), an option to purchase an aggregate of 250,000 shares of Common Stock was granted to the CEO by NAR in 1996. The option is subject to anti-dilution provisions and due to the Company's 1996 Rights Offering was adjusted to 377,500 option shares. The options expire 9 years from the date of grant and vest after four years. The options outstanding at December 30, 2000 have a weighted average contractual life of 4.25 years.

     For the combined CEO Stock Option Plans, options outstanding, granted and the weighted average exercise prices are as follows:

                                               CEO STOCK OPTION PLANS
                       -----------------------------------------------------------------------
                               2000                     1999                     1998
                       ---------------------    ---------------------    ---------------------
                                    WEIGHTED                 WEIGHTED                 WEIGHTED
                                    AVERAGE                  AVERAGE                  AVERAGE
                                    EXERCISE                 EXERCISE                 EXERCISE
                        SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                       ---------    --------    ---------    --------    ---------    --------
Options outstanding,
  beginning of
  period.............  7,530,000     $1.16      7,530,000     $1.16      7,530,000     $1.16
Granted..............         --        --             --        --             --        --
Exercised............         --        --             --        --             --        --
Forfeited............         --        --             --        --             --        --
Expired..............         --        --             --        --             --        --
                       ---------                ---------                ---------
Options outstanding,
  end of period......  7,530,000     $1.16      7,530,000     $1.16      7,530,000     $1.16
                       =========     =====      =========     =====      =========     =====
Options exercisable,
  end of period......  7,040,000     $1.16      4,147,500     $1.16      2,765,000     $1.16
                       =========     =====      =========     =====      =========     =====

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 25, 1999 AND DECEMBER 26, 1998

     The fair value of the options granted in 1996 for each of the CEO Stock Option Plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                               RISK-FREE                              EXPECTED
                                               INTEREST      EXPECTED     DIVIDEND      LIFE
                                                 RATE       VOLATILITY     YIELD      (YEARS)
                                               ---------    ----------    --------    --------
CEO Tandem Plan..............................    6.79%        45.02%        0.00%       9.85
CEO Performance Plan.........................    6.79%        45.02%        0.00%       9.85
CEO Closing Price Plan (1)...................    6.79%        45.02%        0.00%       9.85
CEO Six Year Plan............................    6.42%        45.02%        0.00%       5.85
CEO Seven Year Plan..........................    6.53%        45.02%        0.00%       6.85
CEO Eight Year Plan..........................    6.62%        45.02%        0.00%       7.85
CEO Nine Year Plan...........................    6.73%        45.02%        0.00%       8.85

---------------
(1) The CEO Closing Price Plan used the Black-Scholes option pricing model in conjunction with a Monte Carlo simulation.

     The following table summarizes information about stock options outstanding at December 30, 2000 under the combined CEO Stock Option Plans:

                            OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                    ------------------------------------   ----------------------
                                   WEIGHTED
                      NUMBER        AVERAGE     WEIGHTED     NUMBER      WEIGHTED
RANGE OF            OUTSTANDING    REMAINING    AVERAGE    EXERCISABLE   AVERAGE
EXERCISE                AT        CONTRACTUAL   EXERCISE       AT        EXERCISE
PRICES               12/30/00        LIFE        PRICE      12/30/00      PRICE
--------            -----------   -----------   --------   -----------   --------
$1.16                7,530,000        4.7        $1.16      7,040,000     $1.16

     The new Executive Employment Agreement entered into by the Company on March 6, 2000 provided Rakesh K. Kaul with the option to purchase 6% of the common stock of erizon, Inc. at the estimated fair market value on the date of grant which option was to vest in equal parts over a four year period and to expire ten years from the date of grant. The Company recorded compensation expense of $0.8 million during the year ended December 30, 2000 related to this option grant. The fair value of options at the date of grant was estimated to be $62,000 per share based on the following assumptions: risk-free interest rate of 6.0%, expected life of 4 years, expected volatility of 54.8% and no expected dividends.

     As described more fully in Note 17, the Company is currently involved in negotiations with Rakesh K. Kaul, the Company's former President and Chief Executive Officer, regarding the amount of cash and benefits to which Mr. Kaul is entitled as a result of his resignation on December 5, 2000. Since the negotiations are still pending, it is unknown at this time what the impact of his resignation will have on all of the option plans described above.

OTHER STOCK AWARDS

     During 1997, the Company granted, and the Compensation Committee of the Board of Directors approved, non-qualified options to certain employees for the purchase of an aggregate of 1,000,000 shares of the Company's Common Stock. The options vested over three years and are due to expire in 2003. The options have an exercise price of $0.75 and a remaining contractual life of 2.2 years. The fair value of the options at the date of grant was estimated to be $0.52 based on the following weighted average assumptions: risk free interest rate of 6.48%, expected life of 4 years, expected volatility of 59.40% and no expected dividends. As of December 30, 2000, there were 809,000 options outstanding and exercisable.

     During January 2001, the Company granted, and the Company's Board of Directors approved, options for the purchase of an aggregate of 4,000,000 shares of Common Stock with an exercise price of $0.25 per share. These options have been allocated as follows: Thomas C. Shull, 2,700,000 shares; Paul Jen, 500,000 shares; John F. Shull, 500,000 shares; Evan M. Dudik, 200,000 shares; and Peter Schweinfurth, 100,000 shares. The Meridian Options terminate in the event that the Services Agreement is terminated (i) upon written notice by

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 25, 1999 AND DECEMBER 26, 1998

the Company to Meridian and Mr. Shull of material breach of the Services Agreement by Meridian or Mr. Shull or willful misconduct by Meridian or Mr. Shull, or (ii) upon the death or permanent disability of Mr. Shull. The Meridian Options vest and become exercisable in the event of the following terminations of the Services Agreement: (i) upon written notice by Meridian and Mr. Shull to the Company that the Company is in material breach of the Services Agreement (a "Company Breach"); (ii) December 4, 2001; (iii) the first day after the acquisition of the Company (whether by merger or the acquisition of all of its outstanding capital stock) or the tenth day after the sale of at least two-thirds ( 2/3) of the assets of each of the Company's two primary businesses (a "Liquidation Termination"); and (iv) on the day the Company terminates the engagement of Meridian and Mr. Shull when there has been no willful misconduct or material breach of the Agreement by either Meridian or Mr. Shull (a "Company Termination"). When the Meridian Options vest and become exercisable upon a termination of the Services Agreement, they shall remain exercisable until their termination on the second anniversary of the termination of the Services Agreement (or their earlier exercise). In the event of a vesting resulting from a Liquidation Termination, such vesting shall take place sufficiently in advance of such termination to permit such optionee to take all steps reasonably necessary to exercise his options and to deal with the common shares purchased under the options so that those common shares may be treated in the same manner as the common shares of other shareholders. The fair value of these options was estimated to be $0.07 cents per share at the date of grant based on the following assumptions: risk-free interest rate of 6.0%, expected life of 1.5 years, expected volatility of 54.0% and no expected dividends.

12.  EMPLOYEE BENEFIT PLANS

     The Company maintains several defined contribution (401K) plans that collectively cover all employees of the Company and provide employees with the option of investing in the Company's stock. The Company matches a percentage of employee contributions to the plans up to $10,000 per employee. Matching contributions for all plans were $.8 million, $.7 million and $.6 million for fiscal 2000, 1999 and 1998, respectively.

13.  INCOME TAXES

     At December 30, 2000, the Company had net operating loss carry forwards ("NOLs") totaling $365.2 million which expire as follows: 2001 -- $18.1 million, 2003 -- $14.6 million, 2004 -- $14.3 million, 2005 -- $20.6 million,
2006 -- $46.9 million, 2007 -- $27.7 million, 2010 -- $24.6 million,
2011 -- $64.9 million 2012 - $30.0 million, 2018 -- $24.4 million, 2019 -- $19.5 million and 2020 -- $59.6 million. The Company also has $0.3 million of general business tax credit carry forwards that expire as follows: 2001 -- $0.2 million and 2009 -- $0.1 million. The Company's available NOLs for tax purposes consist of $92.2 million of NOLs subject to a $4.0 million annual limitation under
Section 382 of the Internal Revenue Code of 1986 and $273.0 million of NOLs not subject to a limitation. The unused portion of the $4.0 million annual limitation for any year may be carried forward to succeeding years to increase the annual limitation for those succeeding years.

     SFAS No. 109, "Accounting for Income Taxes," requires that the future tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be "more likely than not." Despite incurring an additional NOL of $59.6 million in 2000, management believes that the Company will be able to utilize up to $43.0 million of NOLs based upon the Company's assessment of numerous factors, including its future operating plans.

     For the years ended December 30, 2000 and December 25, 1999, the Company maintained its deferred tax asset of $15.0 million (net of a valuation allowance of $123.9 million in 2000 and $97.5 million in 1999). Management believes that the $15.0 million net deferred tax asset still represents a reasonable estimate of the future utilization of the NOLs and the reversal of timing items. Management will continue to routinely evaluate the likelihood of future profits and the necessity of future adjustments to the deferred tax asset valuation allowance.

     Realization of the future tax benefits is dependent on the Company's ability to generate taxable income within the carry forward period and the periods in which net temporary differences reverse. Future levels of operating income and taxable income are dependent upon general economic conditions, competitive pressures

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 25, 1999 AND DECEMBER 26, 1998

on sales and margins, postal and other delivery rates, and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of NOLs and reversals of temporary differences.

     The Company's Federal income tax provision was zero for fiscal 2000, 1999 and 1998. The Company's provision for state income taxes was $0.2 million in 2000, $0. 5 million in 1999 and $1.0 million in 1998.

     A reconciliation of the Company's net loss for financial statement purposes to taxable loss for the years ended December 30, 2000, December 25, 1999 and December 26, 1998 is as follows (in thousands):

                                                           2000          1999          1998
                                                           ----          ----          ----
(Loss) before income taxes.............................  $(80,635)     $(15,784)     $(24,585)
Differences between income before taxes for financial
  statement purposes and taxable income:
State income taxes.....................................      (165)         (530)       (1,000)
Permanent differences..................................     5,733         1,313           376
Net change in temporary differences....................    15,435        (4,516)          837
                                                         --------      --------      --------
     Taxable (loss)....................................  $(59,632)     $(19,517)     $(24,372)
                                                         ========      ========      ========

     The components of the net deferred tax asset at December 30, 2000 are as follows (in millions):

                                                             NON-
                                               CURRENT      CURRENT      TOTAL
                                               -------      -------      -----
Federal tax NOL and business tax credit carry
  forwards...................................   $  --       $127.9       $127.9
Allowance for doubtful accounts..............     2.0           --          2.0
Inventories..................................     1.0           --          1.0
Prepaid catalog costs........................    (4.0)          --         (4.0)
Property and equipment.......................      --          2.0          2.0
Excess of net assets of acquired business....      --         (2.2)        (2.2)
Mailing lists................................      --          2.0          2.0
Accrued liabilities..........................     3.1           --          3.1
Customer prepayments and credits.............     1.7           --          1.7
Deferred credits.............................      --          0.5          0.5
Tax basis in net assets of discontinued
  operations in excess of financial statement
  amount.....................................     4.8           --          4.8
Other........................................      --          0.1          0.1
                                                -----       ------       ------
Deferred tax asset...........................     8.6        130.3        138.9
Valuation allowance..........................     5.3        118.6        123.9
                                                -----       ------       ------
Deferred tax asset, net......................   $ 3.3       $ 11.7       $ 15.0
                                                =====       ======       ======

     The Company has established a valuation allowance for a portion of the deferred tax asset due to the limitation on the utilization of the NOLs and the Company's estimate of the future utilization of the NOLs.

     The Internal Revenue Service ("IRS") has not examined the Company's tax returns for years subsequent to 1984. The IRS, upon examination of such returns, might challenge the availability of the NOLs. The Company believes, however, that the IRS challenges that would limit the utilization of the NOLs will not have a material adverse effect on the Company's financial position.

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 25, 1999 AND DECEMBER 26, 1998

     Total tax expense for each of the three fiscal years presented differ from the amount computed by applying the Federal statutory tax rate due to the following:

                                               2000          1999           1998
                                             PERCENT       PERCENT        PERCENT
                                            OF PRE-TAX    OF PRE-TAX     OF PRE-TAX
                                               LOSS          LOSS           LOSS
                                            ----------    ----------     ----------
Tax (benefit) at Federal statutory rate...    (35.0)%       (35.0)%        (35.0)%
State and local taxes.....................      0.1           2.2            2.6
Net increase in (reversal of) temporary
  differences:
  Depreciation and amortization...........      1.2          (3.2)           3.1
  Deferred compensation...................      0.4           9.1            0.9
  Restructuring reserves..................      7.8          (5.8)          (7.8)
  Customer allowance and return
     reserves.............................     (0.2)          0.7           (0.5)
  Inventory...............................      0.9          (7.2)           4.8
  Prepaid catalog costs...................     (2.1)         (1.5)           2.0
  Allowance for doubtful accounts.........      0.7          (0.6)          (1.2)
  Gain (loss) on asset disposal...........     (1.8)          1.7             --
  Other...................................     (0.3)         (3.2)          (0.1)
  Tax NOLs, for which no benefit could be
     recognized...........................     25.9          43.3           34.7
  Permanent differences...................      2.5           2.9            0.5
                                              -----         -----          -----
                                                0.2%          3.4%           4.0%
                                              =====         =====          =====

14.  LEASES

     Certain leases to which the Company is a party provide for payment of real estate taxes and other expenses. Most leases are operating leases and include various renewal options with specified minimum rentals. Rental expense for operating leases related to continuing operations were as follows (in thousands):

                                              2000         1999         1998
                                              ----         ----         ----
Minimum rentals............................  $13,810      $10,168      $9,297
                                             -------      -------      ------

     Future minimum lease payments under non-cancelable operating and capital leases relating to continuing operations, together with the present value of the net minimum lease payments as of December 30, 2000, are as follows (in thousands):

                                                            OPERATING    CAPITAL
YEAR ENDING                                                  LEASES      LEASES
-----------                                                 ---------    -------
2001......................................................   $11,309      $140
2002......................................................    10,153        68
2003......................................................     7,313        --
2004......................................................     6,366        --
2005......................................................     4,277        --
Thereafter................................................    16,875        --
                                                             -------      ----
Total minimum lease payments..............................   $56,293       208
                                                             =======
Less amount representing interest (a).....................                 (16)
                                                                          ----
Present value of minimum lease payments (b)...............                $192
                                                                          ====

---------------

(a) Amount necessary to reduce net minimum lease payments to present value calculated at the Company's incremental borrowing rate at the inception of the leases.

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 25, 1999 AND DECEMBER 26, 1998

(b) Reflected in the balance sheet as current and non-current capital lease obligations of $126 and $66 at December 30, 2000 and $157 and $192 at December 25, 1999, respectively.

     The future minimum lease payments under non-cancelable leases that remain from the discontinued restaurant operations as of December 30, 2000 are as follows: 2001 -- $0.5 million; 2002 -- $0.5 million; 2003 -- $0.4 million;
2004 -- $0.4 million; and 2005 -- $0.3 million. The above amounts exclude annual sublease income from subleases which have the same expiration as the underlying leases as follows: 2001 -- $0.4 million; 2002 -- $0.4 million; 2003 -- $0.3 million; 2004 -- $0.3 million; and 2005 -- $0.2 million.

15.  CHANGES IN MANAGEMENT AND EMPLOYMENT AGREEMENTS

     On December 5, 2000, Rakesh K. Kaul resigned as President and Chief Executive Officer, and resigned from the Board of Directors of the Company.

     On December 5, 2000, Thomas C. Shull was named President and Chief Executive Officer and was elected to the Board of Directors of the Company. Effective on that date, Mr. Shull, Meridian Ventures, LLC, a limited liability company controlled by Mr. Shull ("Meridian"), and the Company entered into a Services Agreement (the "Services Agreement"). Under the Services Agreement, Meridian will provide for the benefit of the Company the services of Mr. Shull and the services of two (or more, at Meridian's discretion) additional consultants (the "Consultants"). The term of the Services Agreement, and the term for the services of Mr. Shull, began on December 5, 2000 and terminate on December 4, 2001 (the "Agreement Term"), while the term for the services of the Consultants terminates on June 4, 2001.

     Under the Services Agreement, Meridian is to receive from the Company $75,000 per month for the services of Mr. Shull and, during the first six months of the Agreement Term, an additional $75,000 per month for the services of the Consultants (collectively, the "Base Fees"). The Company also is required to pay Meridian $30,000 per month during the first six months of services and $15,000 per month during the remaining six months of services (collectively, the "Flat Fees"). The Company also reimburses Mr. Shull and the Consultants for reasonable out-of-pocket expenses incurred on behalf of the Company.

     Pursuant to the Services Agreement, the Company has granted Mr. Shull and the Consultants stock options (the "Meridian Options") for an aggregate four million (4,000,000) shares of the Company's Common Stock. Each option has an exercise price of $0.25 per share. The options have been allocated as follows:
Mr. Shull, 2,700,000 shares; Paul Jen, 500,000 shares; John F. Shull, 500,000 shares; Evan M. Dudik, 200,000 shares; and Peter Schweinfurth, 100,000 shares. The terms of these options have been described in Note 11.

     Under the Services Agreement, additional amounts are payable to Meridian under certain circumstances on the termination of the Services Agreement. If the termination is pursuant to a Company Breach or a Company Termination, Meridian shall be entitled to receive a lump sum payment equal to the greater of (i) $540,000 or (ii) the aggregate amount of Base Fees and Flat Fees to which it would have otherwise been entitled through the end of the Agreement Term. If the termination is a Liquidation Termination and the amount realized in the related transaction equals or exceeds $0.50 per common share (or the equivalent of $0.50 per common share), Meridian shall be entitled to receive a lump sum payment equal to the aggregate amount of Base Fees and Flat Fees to which it would have otherwise been entitled through the end of the Agreement Term. If the termination is a Liquidation Termination and the amount realized in the related transaction is less than $0.50 per common share (or the equivalent of $0.50 per common share), Meridian shall be entitled to receive a lump sum payment equal to the greater of the aggregate amount of Base Fees and Flat Fees to which it would have otherwise been entitled through the end of the Agreement Term, or $1,000,000.

     The Company is required, under the Services Agreement, to maintain directors' and officer's liability insurance during the term of the Services Agreement. The Company is also required to indemnify Meridian, Mr. Shull and any employee of Meridian who acts as a consultant to the Company.

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 25, 1999 AND DECEMBER 26, 1998

16.  RELATED PARTY TRANSACTIONS

     At December 30, 2000, Richemont Finance S.A. ("Richemont"), a Luxembourg company, owned approximately 47.9% of the Company's Common Stock through direct ownership. On June 1, 1998, Richemont entered into an agreement with a third party whereby Richemont was granted an irrevocable proxy to vote approximately
4.3 million shares of Common Stock currently held by the third party. Accordingly, Richemont has voting control of approximately 49.9% of the Company's Common Stock.

     At December 30, 2000, current and former officers and executives of the Company, excluding Rakesh K. Kaul, owed the Company approximately $0.3 million, excluding accrued interest, under the 1993 Executive Equity Incentive Plan. These amounts due to the Company bear interest at rates ranging from 5.00% to 7.75% and are due from 2000 to 2002. An additional $0.7 million, excluding accrued interest, relates to a receivable under the CEO Incentive ("Tandem") Plan for Rakesh K. Kaul and is included in Notes Receivable from Sale of Common Stock in the accompanying consolidated balance sheet.

     On August 24, 2000, the Company issued 1.4 million shares of preferred stock designated as Series A Cumulative Participating Preferred Stock (the "Series A Preferred Stock") to Richemont for $70.0 million. The Company used the proceeds of the issuance of the Series A Preferred Stock to repay in full all borrowings outstanding under the Richemont $10 million Line of Credit and the Richemont $25 million Line of Credit, plus accrued and unpaid interest thereon, and for working capital purposes.

     From March 24, 2000 through August 24, 2000, the Company was a party to a $10.0 million unsecured line of credit facility (the "Richemont $10.0 million Line of Credit") with Richemont. The Richemont $10.0 million Line of Credit facility provided the Company with financing from Richemont should the excess availability under the Congress Credit Facility fall below $3.0 million. Additionally, the Company could have borrowed up to $5.0 million under the Richemont $10.0 million Line of Credit to pay trade creditors in the ordinary course of business. On August 24, 2000, the Richemont $10.0 million Line of Credit was terminated and all borrowings outstanding as of August 24, 2000 of approximately $5.0 million, plus accrued and unpaid interest and fees, were repaid and retired from a portion of the net proceeds obtained from the issuance of the Company's Series A Preferred Stock to Richemont.

     From March 1, 2000 through August 24, 2000, the Company was a party to a $25.0 million unsecured line of credit facility (the "Richemont $25.0 million Line of Credit") with Richemont which provided the Company with funding from Richemont to continue the development and expansion of the Company's B-to-B e-commerce transaction services operation. On August 24, 2000, the Richemont $25.0 million Line of Credit was terminated and all borrowings outstanding as of August 24, 2000 of approximately $25.0 million, plus accrued and unpaid interest and fees, were repaid and retired from a portion of the net proceeds obtained from the issuance of the Company's Series A Preferred Stock to Richemont.

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

     On December 5, 2000, the Company, Mr. Shull and Meridian Ventures, LLC entered into a Services Agreement. See Note 15.

17.  COMMITMENTS AND CONTINGENCIES

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

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 25, 1999 AND DECEMBER 26, 1998

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

     Pursuant to a contract with Triad Marketing Group, Inc. ("Triad"), the Company maintains the books and records for The Shopper's Edge up-sell program which includes responsibility for collecting revenues and paying both Triad and the Company their appropriate fees and profits. As a result of a Florida Temporary Restraining Order ("TRO"), directed at an individual associated with Triad and not the Company, all fees and profits have been frozen with the result that there is a receivable of $1.1 million from Triad at December 30, 2000, representing amounts due the Company for solicitation fees earned. The Company's outside counsel has commenced discussions with the Florida Attorney General's office. In the opinion of management, these funds will eventually be released and the Company will ultimately recover the amount due it for fees earned.

     The Company is involved in negotiations with Rakesh K. Kaul, the Company's former President and Chief Executive Officer, regarding the amount of cash and benefits to which Mr. Kaul is entitled as a result of his resignation on December 5, 2000. The Company agrees with certain claims made on behalf of Mr. Kaul, including Mr. Kaul's entitlement to receive in excess of $3,000,000 as payment of short-term bonus, severance payable to Mr. Kaul under his Employment Agreement, and benefits continuation. The Company disagrees with other claims made on behalf of Mr. Kaul, including that Mr. Kaul is entitled to benefits under the Key Executive Thirty-Six Month Salary Continuation Plan, the valuation of Mr. Kaul's options in erizon, and whether Mr. Kaul is entitled to a bonus in connection with the Tandem Plan. The Company does not intend to make any payments to Mr. Kaul, other than salary and benefits continuation, until all outstanding issues are resolved and Mr. Kaul executes a general release in favor of the Company. No legal proceedings have been commenced to date with respect to this matter.

     In addition, the Company is involved in various routine lawsuits of a nature, which are deemed customary and incidental to its businesses. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Company's financial position or results of operations.

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 25, 1999 AND DECEMBER 26, 1998

18.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                           FIRST       SECOND      THIRD       FOURTH
                                          QUARTER     QUARTER     QUARTER     QUARTER
                                          --------    --------    --------    --------
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2000
Net revenue.............................  $130,150    $143,406    $140,381    $189,077
(Loss) before interest and taxes........   (10,359)    (11,347)    (12,402)    (36,444)
Net (loss)..............................   (13,448)    (13,686)    (14,799)    (38,867)
Preferred stock dividends...............        87          --       1,146       2,782
Net (loss) applicable to common
  shareholders..........................  $(13,535)   $(13,686)   $(15,945)   $(41,649)
                                          ========    ========    ========    ========
Net (loss) per share -- basic and
  diluted...............................  $   (.06)   $   (.06)   $   (.08)   $   (.20)
                                          ========    ========    ========    ========
1999
Net revenue.............................  $127,714    $131,237    $121,656    $169,245
(Loss) before interest and taxes........    (2,884)     (3,260)       (800)     (1,502)
Net (loss)..............................    (4,224)     (5,794)     (2,688)     (3,608)
Preferred stock dividends...............      (159)       (158)       (159)       (158)
Net (loss) applicable to common
  shareholders..........................  $ (4,383)   $ (5,952)   $ (2,847)   $ (3,766)
                                          ========    ========    ========    ========
Net (loss) per share -- basic and
  diluted...............................  $   (.02)   $   (.03)   $   (.01)   $   (.02)
                                          ========    ========    ========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                                                     SCHEDULE II

                              HANOVER DIRECT, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                YEARS ENDED DECEMBER 30, 2000, DECEMBER 25, 1999
                             AND DECEMBER 26, 1998
                           (IN THOUSANDS OF DOLLARS)

            COLUMN A               COLUMN B             COLUMN C              COLUMN D       COLUMN E
            --------               --------             --------             ----------     ----------
                                                        ADDITIONS
                                               ---------------------------
                                  BALANCE AT   CHARGED TO     CHARGED TO                    BALANCE AT
                                  BEGINNING    COSTS AND    OTHER ACCOUNTS   DEDUCTIONS       END OF
DESCRIPTION                       OF PERIOD     EXPENSES      (DESCRIBE)     (DESCRIBE)       PERIOD
-----------                       ----------   ----------   --------------   ----------     ----------
2000:
Allowance for Doubtful Accounts
  Receivable, Current              $ 3,912      $ 4,947                       $ 3,191(1)    $    5,668
Reserves for Discontinued
  Operations                           849                                        261(2)           588
Restructuring Reserve                2,299       11,895                         1,172(2)        13,022
Reserves for Sales Returns           4,680        6,101                         7,410(2)         3,371
Deferred Tax Asset Valuation
  Allowance                         97,500                     $26,400(4)                      123,900

1999:
Allowance for Doubtful Accounts
  Receivable, Current                4,035        2,817                         2,940(1)         3,912
Reserves for Discontinued
  Operations                           982                                        133(2)           849
Restructuring Reserve                3,286          607                         1,594(3)         2,299
Reserves for Sales Returns           4,778        9,915                        10,013(2)         4,680
Deferred Tax Asset Valuation
  Allowance                         94,700                       2,800(4)                       97,500

1998:
Allowance for Doubtful Accounts
  Receivable, Current                4,755        3,278                         3,998(1)         4,035
Reserves for Discontinued
  Operations                         1,354                                        372(2)           982
Restructuring Reserve                5,424                                      2,138(2)         3,286
Reserves for Sales Returns           6,043       14,755                        16,020(2)         4,778
Deferred Tax Asset Valuation
  Allowance                         80,100                      14,600(4)                       94,700

---------------
(1) Accounts written-off.

(2) Utilization of reserves.

(3) Utilization of reserves ($1,131) and reversal of reserves ($463).

(4) Represents the change in the valuation allowance offset by the change in the gross tax asset.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of Directors:

     Directors hold office until the next annual meeting or until their successors have been elected or until their earlier death, resignation, retirement, disqualification or removal as provided in the Company's Certificate of Incorporation and Bylaws.

                                                                                       DIRECTOR
NAME                    AGE                TITLE AND OTHER INFORMATION                   SINCE
----                    ---                ---------------------------                -----------
Ralph Destino           63     Ralph Destino has been the Chairman Emeritus of           1991
                               Cartier, Inc., a luxury goods business, since
                               January 2000. From 1985 to 1999, Mr. Destino served
                               as Chairman of Cartier, Inc. and from 1974 to 1985
                               he served as President of Cartier (Far East), Ltd.
                               and Cartier, Inc. Cartier, Inc. is a subsidiary of
                               Compagnie Financiere Richemont, A.G., a Swiss
                               public company engaged in the luxury goods and
                               other businesses and an affiliate of Richemont
                               Finance S.A., the holder of approximately 47.9% of
                               the Company's Common Stock and 100% of its
                               Cumulative participating Preferred Stock
                               ("Richemont"). Mr. Destino was elected a director
                               of the Company in October 1991.
Alan Grieve             48     Alan Grieve has been the Company Secretary of             2000
                               Compagnie Financiere Richemont, A.G. and Richemont
                               S.A., affiliates of Richemont, since 1988. Mr.
                               Grieve also serves on the boards of a number of
                               other subsidiaries of Compagnie Financiere
                               Richemont, A.G. Prior to Richemont, Mr. Grieve
                               worked with Price Waterhouse & Co. (now
                               PriceWaterhouseCoopers) and Arthur Young (now Ernst
                               & Young). Mr. Grieve was elected a director of the
                               Company in December 2000.
J. David Hakman         59     J. David Hakman has been the Chief Executive              1991
                               Officer of Hakman Capital Corporation, Burlingame,
                               California, an investment and merchant banking
                               firm, since 1980. Mr. Hakman also serves as a
                               director of Concord Camera Corp., a firm which
                               manufactures and distributes cameras. Mr. Hakman
                               was originally appointed a director of the Company
                               in May 1989 pursuant to a nomination and standstill
                               agreement among the Company and Theodore H.
                               Kruttschnitt, Edmund Manwell, and himself
                               ("Nomination and Standstill Agreement") and was
                               elected a director of the Company in October 1991.

                                                                                       DIRECTOR
NAME                    AGE                TITLE AND OTHER INFORMATION                   SINCE
----                    ---                ---------------------------                -----------
June R. Klein           51     June R. Klein has been the Chief Executive Officer        1999
                               of Technology & Marketing Ventures, Inc., a New
                               York-based consultancy to management-funding and
                               distributor businesses, since 1992. From 1989
                               through 1991, Ms. Klein served as a Senior
                               Executive for vertical markets, venture management
                               and subsidiaries at Wang Labs. She was also
                               Managing Director of Global Electronic and
                               Government Products for Chase Bank from 1986 to
                               1989 and Vice President of the Information Business
                               and Global Delivery Services for Citicorp Group
                               from 1983 to 1986. Ms. Klein also served as Manager
                               of Sales, Systems Integration and Development for
                               IBM from 1975 to 1982 and in telecommunications
                               positions for Merrill Lynch from 1970 to 1975. Ms.
                               Klein was elected a director of the Company in May
                               1999.
Kenneth Krushel         48     Kenneth Krushel has been the Executive Vice               1999
                               President of Strategic and Business Development of
                               Blackboard Inc., a provider of e-education software
                               and commerce and access systems, since December
                               2000. From October 1999 to December 2000, Mr.
                               Krushel was the Chairman and Chief Executive
                               Officer of College Enterprises, Inc. From 1996 to
                               1999, Mr. Krushel was the Senior Vice President of
                               Strategic Development for NBC Corp. and from 1994
                               to 1996 was Senior Vice President, Business
                               Development, for King World Productions. Formerly,
                               Mr. Krushel was President and Chief Operating
                               Officer of Think Entertainment and Vice-President
                               of Programming and Marketing for American
                               Cablesystems. Mr. Krushel was elected a director of
                               the Company in May 1999.
Theodore H.             58     Theodore H. Kruttschnitt has been the President and       1991
  Kruttschnitt                 CEO of Limar Realty Group, a real estate investment
                               company, since November 1992. Mr. Kruttschnitt was
                               appointed a director of the Company in May 1989
                               pursuant to the Nomination and Standstill Agreement
                               and was elected a director of the Company in
                               October 1991.
Eloy Michotte           53     Mr. Michotte has been an Executive Director of            2000
                               Richemont S.A., an affiliate of Richemont, since
                               1988. Prior to Richemont, Mr. Michotte held senior
                               management positions with Ford Motor Company,
                               McKinsey & Company and Bankers Trust Company. Mr.
                               Michotte was elected a director of the Company and
                               Chairman of the Board in December 2000.

                                                                                       DIRECTOR
NAME                    AGE                TITLE AND OTHER INFORMATION                   SINCE
----                    ---                ---------------------------                -----------
Alan G. Quasha          50     Alan G. Quasha has been President of Quadrant             1991
                               Management, Inc., an investment management company,
                               since 1988. From 1980 to September 1991, he was
                               partner in the New York City law firm of Quasha
                               Wessely & Schneider. Mr. Quasha also serves as a
                               director of NAR Group Limited. In addition, Mr.
                               Quasha served as a director of Richemont S.A., an
                               affiliate of Richemont, until 1999, and was elected
                               to the board of Compagnie Financiere Richemont,
                               A.G., also an affiliate of Richemont, in September
                               2000. Mr. Quasha was elected a director of the
                               Company in October 1991 and served as Chairman of
                               the Board from October 1991 until December 2000.
Thomas C. Shull         49     Thomas C. Shull has been President and Chief              2000
                               Executive Officer and a member of the Board of
                               Directors of the Company since December 5, 2000. In
                               1990, Mr. Shull co-founded Meridian Ventures, a
                               venture management and turnaround firm presently
                               based in Connecticut and has served as chief
                               executive officer since its inception. From 1997 to
                               1999, he served as President and CEO of Barneys New
                               York, a leading luxury retailer, where he led them
                               out of bankruptcy. From 1992 to 1994, Mr. Shull was
                               Executive Vice President of the R.H. Macy Company,
                               Inc., where he was responsible for human resources,
                               information technology, business development,
                               strategic planning and merchandise distribution and
                               led the merger negotiations with Federated
                               Department Stores. Prior to that, he served as a
                               consultant with McKinsey & Company and in the early
                               1980's as a member of the National Security Council
                               Staff in the Reagan White House.
Robert F. Wright        74     Robert F. Wright has been the President of Robert         1991
                               F. Wright Associates, Inc., business consultants,
                               since 1988. Prior thereto, he was a senior partner
                               of the accounting firm Arthur Andersen & Co. Mr.
                               Wright is a director of Reliance Standard Life
                               Insurance Co., a life insurance company, and
                               affiliates, The Navigator Group, Inc., a property
                               insurance company, U.S. Timberlands Company, L.P.,
                               a manager of Western Timberlands, and Quadlogic
                               Controls Corp., a company engaged in the production
                               of electrical metering equipment. Mr. Wright also
                               serves on the board of Deotexis Inc., a company
                               commercializing control release patents, and
                               Universal American Financial Corp., a life
                               insurance holding company. Mr. Wright was elected a
                               director of the Company in October 1991.

     (b) Identification of Executive Officers:

     Pursuant to the Company's Bylaws, its officers are chosen annually by the Board of Directors and hold office until their respective successors are chosen and qualified.

                                                                                      OFFICE HELD
NAME                    AGE                TITLE AND OTHER INFORMATION                   SINCE
----                    ---                ---------------------------                -----------
Thomas C. Shull         49     President and Chief Executive Officer and a member        2000
                               of the Board of Directors since December 5, 2000.
                               In 1990, Mr. Shull co-founded Meridian Ventures, a
                               venture management and turnaround firm presently
                               based in Connecticut and has served as chief
                               executive officer since its inception. From 1997 to
                               1999, he served as President and CEO of Barneys New
                               York, a leading luxury retailer, where he led them
                               out of bankruptcy. From 1992 to 1994, Mr. Shull was
                               Executive Vice President of the R.H. Macy Company,
                               Inc., where he was responsible for human resources,
                               information technology, business development,
                               strategic planning and merchandise distribution and
                               led the merger negotiations with Federated
                               Department Stores. Prior to that, he served as a
                               consultant with McKinsey & Company and in the early
                               1980s as a member of the National Security Council
                               Staff in the Reagan White House.
Michael Lutz            57     Executive Vice President-Chief Operating Officer          1998
                               since March 1998. From September 1994 to March
                               1998, Mr. Lutz was Executive Vice
                               President -- Operations of the Company. Prior to
                               September 1994, Mr. Lutz held various positions
                               with New Hampton, Inc./Avon Direct Response.
Brian C. Harriss        51     Senior Vice President and Chief Financial Officer         1999
                               since June 1999. From 1998 to 1999, Mr. Harriss was
                               a Managing Director of Dailey Capital Management,
                               LP, a venture capital fund, and Chief Operating
                               Officer of E-Bidding Inc., an Internet e-commerce
                               freight Website. From 1997 to 1998, Mr. Harriss
                               served as the Vice President of Corporate
                               Development at the Reader's Digest Association,
                               Inc. From 1994 to 1996, Mr. Harriss was the Chief
                               Financial Officer of the Thompson Minwax Company.
                               Prior thereto, Mr. Harriss held various financial
                               positions with Cadbury Schweppes PLC, Tambrands,
                               Inc. and Pepsico, Inc.
Michael D. Contino      40     Senior Vice President and Chief Information Officer       1996
                               since December 1996 and President of Keystone
                               Internet Services, Inc. since November 2000. Mr.
                               Contino joined the Company in 1995 as Director of
                               Computer Operations and Telecommunications. Prior
                               to 1995, Mr. Contino was the Senior Manager of IS
                               Operations at New Hampton, Inc., a subsidiary of
                               Spiegel, Inc.
William C. Kingsford    53     Vice President and Corporate Controller since May         1997
                               1997. Prior to May 1997, Mr. Kingsford was Vice
                               President and Chief Internal Auditor at Melville
                               Corporation.
Frank J. Lengers        44     Vice President, Treasurer since October 2000. Mr.         2000
                               Lengers joined the Company in November 1988 as an
                               Internal Audit Manager. From 1990 to 1994, Mr.
                               Lengers served as Manager of Corporate Treasury
                               Operations. In 1994, he was promoted to Director of
                               Treasury Operations and in 1997 to Assistant
                               Treasurer, a position he held until October 2000.
                               Prior to joining the Company. Mr. Lengers held
                               various audit positions with R.H. Macy & Co. and
                               The Metropolitan Museum of Art.

                                                                                      OFFICE HELD
NAME                    AGE                TITLE AND OTHER INFORMATION                   SINCE
----                    ---                ---------------------------                -----------
Steven Lipner           52     Vice President -- Taxation since October 2000. Mr.        2000
                               Lipner served as Director of Taxes from February
                               1984 to October 2000. Prior thereto, he served as
                               Director of Taxes at Avnet, Inc. and held various
                               positions in public accounting. He holds a license
                               as a Certified Public Accountant in New York.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

                                                                           PAGE
                                                                           NO.
                                                                           ----
         1.  Index to Financial Statements
             Report of Independent Public Accountants -- Hanover Direct,
             Inc. and Subsidiaries Financial Statements..................    25
             Consolidated Balance Sheets as of December 30, 2000 and
             December 25, 1999...........................................    26
             Consolidated Statements of Income (Loss) for the years ended
             December 30, 2000, December 25, 1999 and December 26,
             1998........................................................    27
             Consolidated Statements of Cash Flows for the years ended
             December 30, 2000, December 25, 1999 and December 26,
             1998........................................................    28
             Consolidated Statements of Shareholders' Equity (Deficit)
             for the years ended December 30, 2000, December 25, 1999 and
             December 26, 1998...........................................    29
             Notes to Consolidated Financial Statements for the years
             ended December 30, 2000, December 25, 1999 and December 26,
             1998........................................................    30
             Supplementary Data:
             Selected quarterly financial information (unaudited) for the two fiscal years ended December 30, 2000 and December 25,
             1999........................................................    55
         2.  Index to Financial Statement Schedule
             Schedule II -- Valuation and Qualifying Accounts for the
             years ended December 30, 2000, December 25, 1999 and
             December 26, 1998...........................................    56
             Schedules other than that listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
         3.  Exhibits
             The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are
             listed in the accompanying Exhibit Index found after the
             Signature page.

     (b) Reports on Form 8-K:

        1.1 Form 8-K, filed January 19, 2001 -- reporting pursuant to Item 5 of such Form termination, effective as of December 30, 2000, of the Intercompany Services Agreement effective as of the 27th day of December, 1998 by and between erizon, Inc., a Delaware corporation which is a subsidiary of the registrant, and Hanover Brands, Inc., a Delaware corporation which is a subsidiary of the registrant.

        1.2 Form 8-K, filed January 5, 2001 -- reporting pursuant to Item 5 of such Form Hanover Direct, Inc.'s plans for a major restructuring program.

        1.3 Form 8-K, filed December 5, 2000 -- reporting pursuant to Item 5 of such Form (i) the election of Thomas C. Shull as President, Chief Executive Officer and a member of the Board of Directors of Hanover Direct, Inc. replacing Rakesh K. Kaul who resigned effective the date of filing; (ii) the resignation of Jan P. du Plessis from the Board of Directors; (iii) the subsequent election of Eloy Michotte and Alan Grieve on December 5, 2000 to the Board of Directors of Hanover Direct, Inc.; (iv) a reduction in the size of the Board of Directors to 10 members; and (v) Mr. Michotte's election to the position of Chairman of the Board succeeding Alan G. Quasha who remained as a member of the Board of Directors of Hanover Direct, Inc.

        1.4 Form 8-K, filed November 3, 2000 -- reporting pursuant to Item 5 of such Form information concerning its quarterly conference call with management to review the third quarter 2000 results.

        1.5 Form 8-K, filed on October 19, 2000 -- reporting pursuant to Item 5 of such Form the resignation of: (i) Basil P. Regan as a member of the Board of Directors as of October 3, 2000; (ii) Shailesh J. Mehta as a member of the Board of Directors as of October 5, 2000; and
            (iii) Howard M.S. Tanner as a member of the Board of Directors as of October 16, 2000.

        1.6 Form 8-K, filed on March 28, 2001 -- reporting pursuant to Item 5 of such Form information concerning its annual conference call with management to review the fiscal year 2000 operating results and ongoing strategic restructuring initiatives.

     (c) Exhibits:

         See the accompanying Exhibit Index following the Signature page.

     (d) Financial Statement Schedules:

         See (a) 2. above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 2001                     HANOVER DIRECT, INC.
                                          (Registrant)

                                          By:      /s/ THOMAS C. SHULL
                                            ------------------------------------
                                                      Thomas C. Shull,
                                               President and Chief Executive
                                            Officer (On behalf of the registrant
                                            and as principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated below.

Principal Officers:

                /s/ BRIAN C. HARRISS
-----------------------------------------------------
                  Brian C. Harriss,
              Senior Vice President and
               Chief Financial Officer
            (principal financial officer)

              /s/ WILLIAM C. KINGSFORD
-----------------------------------------------------
                William C. Kingsford,
                 Vice President and
                Corporate Controller
           (principal accounting officer)

Board of Directors:

                                                                             /s/ KENNETH KRUSHEL
-----------------------------------------------------       -----------------------------------------------------
                 Ralph Destino, Director                                  Kenneth Krushel, Director
                   /s/ ALAN GRIEVE                                            /s/ ELOY MICHOTTE
-----------------------------------------------------       -----------------------------------------------------
                   Alan Grieve, Director                                   Eloy Michotte, Director
                 /s/ J. DAVID HAKMAN                                         /s/ ALAN G. QUASHA
-----------------------------------------------------       -----------------------------------------------------
                 J. David Hakman, Director                                Alan G. Quasha, Director
                  /s/ JUNE R. KLEIN                                          /s/ THOMAS C. SHULL
-----------------------------------------------------       -----------------------------------------------------
                  June R. Klein, Director                                 Thomas C. Shull, Director
                                                                            /s/ ROBERT F. WRIGHT
-----------------------------------------------------       -----------------------------------------------------
           Theodore H. Kruttschnitt, Director                            Robert F. Wright, Director

Date:  March 30, 2001

                                 EXHIBIT INDEX

EXHIBIT NUMBER
 ITEM 601 OF                                                                               PAGE
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE    NO.
--------------  -----------------------------------------------------------------------    ----
     2.1        Asset Sale Agreement, dated as of August 19, 1999 between the Company,
                AHI and TAC and Euclid Logistics, Inc. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 25,
                1999.
     2.2        Letter agreement, dated December 21, 1999, between the Company and FAR
                Services, LLC. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 25, 1999.
     2.3        The Shopper's Edge, LLC Purchase Agreement, dated as of December 25,
                1999, between Hanover Brands, Inc. and Far Services, LLC. Incorporated
                by reference to the Company's Annual Report on Form 10-K for the year ended December 25, 1999.
     3.1        Restated Certificate of Incorporation. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 28,
                1996.
     3.2        Certificate of Correction filed to correct a certain error in the
                Restated Certificate of Incorporation. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 26,
                1998.
     3.3        Certificate of Amendment to Certificate of Incorporation dated May 28,
                1999. Incorporated by reference to the Company's Annual Report on Form
                10-K for the year ended December 25, 1999.
     3.4        Certificate of Correction Filed to Correct a Certain Error in the
                Restated Certificate of Incorporation dated August 26, 1999.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 25, 1999. Certificate of Designations,
                Powers, Preferences and Rights of Series A Cumulative Participating
                Preferred Stock. Incorporated by reference to the Company's Current
                Report on Form 8-K filed August 30, 2000.
     3.5        Certificate of Designations, Powers, Preferences and Rights of Series A
                Cumulative Participating Preferred Stock. Incorporated by reference to the Company's Current Report on Form 8-K filed August 30, 2000.
     3.6        By-laws. Incorporated by reference to the Company's Quarterly Report on
                Form 10-Q for the quarterly period ended September 27, 1997.
     4.1        Warrant Agreement dated as of October 25, 1991 ("NAR Warrant") between the Company* and NAR Group Limited ("NAR") for 279,110 shares of Common
                Stock. Incorporated by reference to the Company's* Current Report on
                Form 8-K dated October 25, 1991.
     4.2        Registration Rights Agreement dated as of July 8, 1991 among the
                Company*, NAR and Intercontinental Mining & Resources Limited ("IMR").
                Incorporated by reference to the Company's* Current Report on Form 8-K
                Dated July 10, 1991.
     4.3        Warrant Agreement dated as of January 1, 1994 between the Company and
                Sears Shop At Home Services, Inc. ("Sears"). Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
                31, 1994.
     4.4        Registration Rights Agreement dated as of February 16, 1995 among the
                Company and the Aegis Sellers. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 31,
                1994.
     4.5        Warrant Agreement dated as of July 8, 1991 between the Company and IMR for 1,750,000 shares of Common Stock. Incorporated by reference to the
                Company's Current Report on Form 8-K dated July 10, 1991.
     4.6        Warrant Agreement dated as of October 25, 1991 between the Company and
                NAR for 931,791 shares of Common Stock. Incorporated by reference to the Company's Current Report on Form 8-K dated October 25, 1991.

EXHIBIT NUMBER
 ITEM 601 OF                                                                               PAGE
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE    NO.
--------------  -----------------------------------------------------------------------    ----
     4.7        Second Amendment to Warrant Agreement and Warrant Certificate for
                931,791 shares of Common Stock, between the Company and NAR dated as of
                November 13, 1995. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 30, 1995.
     4.8        First Amendment to Warrant Agreement and Warrant Certificate for
                1,750,000 shares of Common Stock, between the Company and IMR dated as of November 13, 1995. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 30, 1995.
     4.9        First Amendment to Warrant Agreement and Warrant Certificate for
                279,110 shares of Common Stock, between the Company and NAR dated as of
                November 13, 1995. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 30, 1995.
     4.10       Second Amendment to Warrant Agreement between the Company and IMR dated as of August 23, 1996. Incorporated by reference to the Company's
                Annual Report on Form 10-K for the year ended December 28, 1996.
     4.11       Second Amendment to Warrant Agreement between the Company and NAR dated as of August 23, 1996. Incorporated by reference to the Company's
                Annual Report on Form 10-K for the year ended December 28, 1996.
     4.12       Third Amendment to Warrant Agreement between the Company and NAR dated as of August 23, 1996. Incorporated by reference to the Company's
                Annual Report on Form 10-K for the year ended December 28, 1996.
     4.13       Registration Rights Agreement between the Company and Richemont dated as of August 23, 2000. Incorporated by reference to the Company's
                Current Report on Form 8-K filed August 30, 2000.
     10.1       Stock Option Plan, as amended. Incorporated by reference to the
                Company's* Annual Report on Form 10-K for the fiscal year ended
                December 28, 1991.
     10.2       Form of Stock Option Agreement between the Company* and certain
                Directors of the Company, as amended. Incorporated by reference to the
                Company's* Annual Report on Form 10-K for the fiscal year ended
                December 28, 1991.
     10.3       Termination of Employment Agreement and Employment and Consulting
                Agreement dated as of December 31, 1995 between the Company and Jack E.
                Rosenfeld. Incorporated by reference to the Company's Annual Report on
                Form 10-K for the year ended December 28, 1996.
     10.4       Registration Rights Agreement between the Company and Rakesh K. Kaul, dated as of August 23, 1996. Incorporated by reference to the Company's
                Annual Report on Form 10-K for the year ended December 28, 1996.
     10.5       Form of Indemnification Agreement among the Company* and each of the
                Company's directors and executive officers. Incorporated by reference to the Company's* Current Report on Form 8-K dated October 25, 1991.
     10.6       Letter Agreement dated May 5, 1989 among the Company*, Theodore H.
                Kruttschnitt, J. David Hakman and Edmund R. Manwell. Incorporated by
                reference to the Company's* Current Report on Form 8-K dated May 10,
                1989.
     10.7       Hanover Direct, Inc. Savings Plan as amended. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January
                1, 1994.
     10.8       Restricted Stock Award Plan. Incorporated by reference to the
                Company's* Registration Statement on Form S-8 filed on February 24,
                1993, Registration No. 33-58760.
     10.9       All Employee Equity Investment Plan. Incorporated by reference to the
                Company's* Registration Statement on Form S-8 filed on February 24,
                1993, Registration No. 33-58756.
    10.10       Executive Equity Incentive Plan, as amended. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
                28, 1996.

EXHIBIT NUMBER
 ITEM 601 OF                                                                               PAGE
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE    NO.
--------------  -----------------------------------------------------------------------    ----
    10.11       Form of Supplemental Retirement Plan. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended January 1,
                1994.
    10.12       1996 Stock Option Plan, as amended. Incorporated by reference to the
                Company's 1997 Proxy Statement.
    10.13       Stock Option Agreement dated as of February 9, 1996 between the Company and Ralph Destino. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 25, 1999.
    10.14       Stock Option Agreement dated as of February 9, 1996 between the Company and Elizabeth Valk Long. Incorporated by reference to the Company's
                Annual Report on Form 10-K for the year ended December 25, 1999.
    10.15       Stock Option Agreement dated as of February 9, 1996 between the Company and Robert F. Wright. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 25, 1999.
    10.16       1999 Stock Option Plan for Directors. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 25,
                1999.
    10.17       2000 Management Stock Option Plan. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 25,
                1999.
    10.18       Loan and Security Agreement dated as of November 14, 1995 by and among
                Congress Financial Corporation ("Congress"), HDPA, Brawn, Gump's by
                Mail, Gump's, The Company Store, Inc. ("The Company Store") , Tweeds,
                Inc. ("Tweeds"), LWI Holdings, Inc. ("LWI"), Aegis Catalog Corporation
                ("Aegis"), Hanover Direct Virginia, Inc. ("HDVA") and Hanover Realty
                Inc. ("Hanover Realty"). Incorporated by reference to the Company's
                Annual Report on Form 10-K for the year ended December 30, 1995.
    10.19       First Amendment to Loan and Security Agreement dated as of February 22,
                1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.20       Second Amendment to Loan and Security Agreement dated as of April 16,
                1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.21       Third Amendment to Loan and Security Agreement dated as of May 24, 1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The Company
                Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC. Incorporated
                by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.22       Fourth Amendment to Loan and Security Agreement dated as of May 31,
                1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.23       Fifth Amendment to Loan and Security Agreement dated as of September
                11, 1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

EXHIBIT NUMBER
 ITEM 601 OF                                                                               PAGE
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE    NO.
--------------  -----------------------------------------------------------------------    ----
    10.24       Sixth Amendment to Loan and Security Agreement dated as of December 5,
                1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.25       Seventh Amendment to Loan and Security Agreement dated as of December
                18, 1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.26       Eighth Amendment to Loan and Security Agreement dated as of March 26,
                1997 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 26, 1998.
    10.27       Ninth Amendment to Loan and Security Agreement dated as of April 18,
                1997 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 26, 1998.
    10.28       Tenth Amendment to Loan and Security Agreement dated as of October 31,
                1997 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 26, 1998.
    10.29       Eleventh Amendment to Loan and Security Agreement dated as of March 25,
                1998 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 26, 1998.
    10.30       Twelfth Amendment to Loan and Security Agreement dated as of September
                30, 1998 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 25, 1999.
    10.31       Thirteenth Amendment to Loan and Security Agreement dated as of
                September 30, 1998 by and among Congress, HDPA, Brawn, Gump's by Mail,
                Gump's, The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and
                TAC. Incorporated by reference to the Company's Annual Report on Form
                10-K for the year ended December 25, 1999.
    10.32       Fourteenth Amendment to Loan and Security Agreement dated as of
                February 28, 2000 by and among Congress, HDPA, Brawn, Gump's by Mail,
                Gump's, The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and
                TAC. Incorporated by reference to the Company's Annual Report on Form
                10-K for the year ended December 25, 1999.
    10.33       Fifteenth Amendment to Loan and Security Agreement dated as of March
                24, 2000 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                LWI, HDVA, Hanover Realty, The Company Store Factory, Inc., The Company
                Office, Inc., Keystone Internet Services, Inc., Tweeds, LLC,
                Silhouettes, LLC, Hanover Company Store, LLC and Domestications, LLC.
                Incorporated by reference to the Company's Quarterly Report of Form
                10-Q for the quarterly period ended March 25, 2000.

EXHIBIT NUMBER
 ITEM 601 OF                                                                               PAGE
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE    NO.
--------------  -----------------------------------------------------------------------    ----
    10.34       Sixteenth Amendment to Loan and Security Agreement dated as of August
                8, 2000 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                LWI, HDVA, Hanover Realty, The Company Store Factory, Inc., The Company
                Office, Inc., Keystone Internet Services, Inc., Tweeds, LLC,
                Silhouettes, LLC, Hanover Company Store, LLC and Domestications, LLC.
                Incorporated by reference to the Company's Quarterly Report of Form
                10-Q for the quarterly period ended June 24, 2000.
    10.35       Seventeenth Amendment to Loan and Security Agreement dated as of            71
                January 5, 2001 by and among Congress, HDPA, Brawn, Gump's by Mail,
                Gump's, LWI, HDVA, Hanover Realty, The Company Store Factory, Inc., The
                Company Office, Inc., Keystone Internet Services, Inc., Tweeds, LLC,
                Silhouettes, LLC, Hanover Company Store, LLC and Domestications, LLC.
                FILED HEREWITH.
    10.36       Long-Term Incentive Plan for Rakesh K. Kaul. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
                28, 1996.
    10.37       Short-Term Incentive Plan for Rakesh K. Kaul. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
                28, 1996.
    10.38       Tandem Option Plan dated as of August 23, 1996 between the Company and
                Rakesh K. Kaul. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.39       Closing Price Option dated as of August 23, 1996 between the Company and Rakesh K. Kaul. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.40       Performance Price Option dated as of August 23, 1996 between the
                Company and Rakesh K. Kaul. Incorporated by reference to the Company's
                Annual Report on Form 10-K for the year ended December 28, 1996.
    10.41       Six-Year Stock Option dated as of August 23, 1996 between NAR and
                Rakesh K. Kaul. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.42       Seven-Year Stock Option dated as of August 23, 1996 between NAR and
                Rakesh K. Kaul. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.43       Eight-Year Stock Option dated as of August 23, 1996 between NAR and
                Rakesh K. Kaul. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.44       Nine-Year Stock Option dated as of August 23, 1996 between NAR and
                Rakesh K. Kaul. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.45       Stock Purchase Agreement, dated as of November 4, 1997, by and between the Company and SMALLCAP World Fund, Inc. ("SMALLCAP"). Incorporated by
                reference to the Company's Annual Report on Form 10-K for the year ended December 26, 1998.
    10.46       Registration Rights Agreement, dated as of November 4, 1997, by and between the Company and SMALLCAP. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 26,
                1998.
    10.47       Account Purchase and Credit Card Marketing and Services Agreement,
                dated as of March 9, 1999, between the Company and Capital One
                Services, Inc. and Capital One Bank. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 25,
                1999.
    10.48       Employment Agreement dated as of March 6, 2000 between the Company and
                Rakesh K. Kaul. Incorporated by reference to the Company's Quarterly
                Report of Form 10-Q for the quarterly period ended March 25, 2000.

EXHIBIT NUMBER
 ITEM 601 OF                                                                               PAGE
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE    NO.
--------------  -----------------------------------------------------------------------    ----
    10.49       Credit Agreement, dated as of March 24, 2000, by and among the Company,
                HDPA, Brawn, Gump's By Mail, Gump's, LWI, HDVA, Keystone Internet
                Services, Inc., Tweeds, LLC, Silhouettes, LLC, Hanover Company Store,
                LLC, Domestications, LLC and Richemont. Incorporated by reference to the Company's Quarterly Report of Form 10-Q for the quarterly period ended March 25, 2000.
    10.50       Subordination Agreement dated as of March 24, 2000, between Congress and Richemont. Incorporated by reference to the Company's Quarterly
                Report of Form 10-Q for the quarterly period ended March 25, 2000.
    10.51       Letter Agreement, dated as of March 24, 2000, between Richemont and
                Congress. Incorporated by reference to the Company's Quarterly Report of Form 10-Q for the quarterly period ended March 25, 2000.
    10.52       Amended and Restated Stock Option Agreement dated as of April 14, 2000 between the Company and Rakesh K. Kaul. Incorporated by reference to the Company's Quarterly Report of Form 10-Q for the quarterly period ended March 25, 2000.
    10.53       Stock Option Agreement dated as of April 14, 2000 between erizon, Inc.
                and Rakesh K. Kaul. Incorporated by reference to the Company's
                Quarterly Report of Form 10-Q for the quarterly period ended March 25,
                2000.
    10.54       Hanover Direct, Inc. Key Executive Thirty-Six Month Compensation
                Continuation Plan. Incorporated by reference to the Company's Quarterly
                Report of Form 10-Q for the quarterly period ended March 25, 2000.
    10.55       Hanover Direct, Inc. Key Executive Twenty-Four Month Compensation
                Continuation Plan. Incorporated by reference to the Company's Quarterly
                Report of Form 10-Q for the quarterly period ended March 25, 2000.
    10.56       Intercompany Services Agreement by and between erizon, Inc. and Hanover
                Brands, Inc. Incorporated by reference to the Company's Quarterly
                Report of Form 10-Q for the quarterly period ended June 24, 2000.
    10.57       Amendment No. 1 to Intercompany Services Agreement by and between
                Hanover Brands, Inc. and erizon, Inc. effective as of December 27,
                2000. Incorporated by reference to the Company's Current Report on Form
                8-K filed January 19, 2001.
    10.58       Commitment Letter dated August 7, 2000 between the Company and
                Richemont. Incorporated by reference to the Company's Current Report on
                Form 8-K filed August 10, 2000.
    10.59       Securities Purchase Agreement between the Company and Richemont dated as of August 23, 2000. Incorporated by reference to the Company's
                Current Report on Form 8-K filed August 30, 2000.
    10.60       Services Agreement dated as of December 5, 2000 among Meriden Ventures      82
                LLC, Thomas C. Shull and the Company. FILED HEREWITH.
     21.1       Subsidiaries of the Registrant. FILED HEREWITH.                             92
     23.1       Consent of Independent Public Accountants. FILED HEREWITH.                  93

---------------
* Hanover Direct, Inc., a Delaware corporation, is the successor by merger to The Horn & Hardart Company and The Hanover Companies.