Form 10-K405/A
period 2000-12-30
HANOVER DIRECT INC
filed 2001-04-27
CIK 320333

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

        As of March 16, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $12,309,576 (based on the closing price of the Common Stock on the American Stock Exchange on March 16, 2001 of $0.29 per share; shares of Common Stock owned by directors and officers of the Company are excluded from this calculation; such exclusion does not represent a conclusion by the Company that all of such directors and officers are affiliates of the Company).

        As of March 16, 2001, the registrant had 212,186,331 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


        None.

                                EXPLANATORY NOTE

        This Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 30, 2000 is being filed by Hanover Direct, Inc., a Delaware corporation (the "Company"), in order to provide the information required by Items 11, 12 and 13 of Part III of Form 10-K which the Company had intended to incorporate by reference to its definitive proxy statement. Such definitive proxy statement will not be ready for filing by the Company with the Securities and Exchange Commission within the time period required by the securities laws for incorporation by reference herein.

                                    PART III

ITEM 11.  EXECUTIVE COMPENSATION


EXECUTIVE COMPENSATION AND OTHER INFORMATION:

        The following table shows salaries, bonuses, and long-term compensation paid during the last three years for the Chief Executive Officer and our four next highly compensated executive officers whose total annual salary and bonus exceeded $100,000.


                                                                                  LONG-TERM
                                        ANNUAL COMPENSATION                     COMPENSATION
                                      ----------------------                    -------------

       NAME AND                FISCAL                           OTHER ANNUAL       OPTIONS         ALL OTHER
  PRINCIPAL POSITION           YEAR   SALARY($)    BONUS($)    COMPENSATION($)    AWARDED(#)    COMPENSATION($)
--------------------           -----  ----------  -----------  ---------------  --------------  ---------------
Thomas C. Shull (1)            2000   $ 75,000(2)      -           $ 15,000(8)  2,700,000(14)            -
President and Chief            1999       -            -                  -           -                  -
Executive Officer              1998       -            -                  -           -                  -

Rakesh K. Kaul (1)             2000   $562,840    $744,599(3)      $ 63,493(9)        -             $ 3,000(17)
President and Chief            1999   $595,679    $887,577(3)      $ 57,749(9)        -             $11,365(18)
Executive Officer              1998   $547,382    $174,541(3)      $ 57,749(9)        -             $11,446(19)

Richard B. Hoffmann (1)        2000   $296,154    $297,093(4)      $ 19,965(10)   250,000(15)       $ 3,159(20)
Senior Vice President and      1999   $315,385    $316,731(4)      $ 12,000(10)   300,000(16)       $ 3,386(21)
Chief Marketing Officer        1998   $226,437    $ 25,000(4)      $ 10,000(10)   250,000(16)       $   590(22)

Michael G. Lutz (1)            2000   $321,634    $224,489(5)      $ 62,444(11)   202,000 (15)      $ 3,379(23)
Executive Vice President       1999   $304,904    $224,489(5)      $ 12,000(11)       -             $ 7,280(24)
and Chief Operating            1998   $293,014    $ 31,849(5)      $ 16,555(11)   100,000(16)       $ 4,823(25)
Officer

Brian C. Harriss (1)           2000   $296,154    $129,500(6)      $ 12,000(12)   100,000(15)       $ 3,159(26)
Senior Vice President          1999   $140,000         -           $  6,000(12)       -             $   138(27)
and Chief Financial            1998       -            -                  -           -                  -
Officer

Michael D. Contino (1)         2000   $243,269    $182,718(7)      $ 12,000(13)   150,000(15)       $ 2,887(28)
Senior Vice President          1999   $197,533    $182,718(7)      $ 12,000(13)       -             $ 3,080(29)
and Chief Information          1998   $177,152         -           $ 48,864(13)       -             $ 3,093(30)
Officer

--------------------------
(1) Thomas C. Shull was named President and Chief Executive Officer and was elected to the Company's Board of Directors on December 5, 2000. Rakesh K. Kaul resigned as President and Chief Executive Officer and from the Company's Board of Directors as of December 5, 2000. Richard B. Hoffmann resigned from the Company on January 5, 2001 and Michael G. Lutz resigned on April 6, 2001. On April 25, 2001, Mr. Harriss became Executive Vice President and Chief Financial Officer of the Company and Mr. Contino became Executive Vice President and Chief Operating Officer of the Company.

(2) Paid to Meridian Ventures, LLC, a limited liability company controlled by Mr. Shull, ("Meridian") in consideration for providing the services of Mr. Shull, pursuant to the provisions of a Services Agreement dated as of December 5, 2000 (the "Services Agreement") among Meridian, the Company and Mr. Shull. See "Employment Contracts, Termination of Employment and Change-in-Control Arrangements."

(3) Includes the following payments made by the Company on behalf of Mr. Kaul: for fiscal 2000, a $744,599 2000 performance bonus paid in 2001; for fiscal 1999, a $887,577 1999 performance bonus paid in 2000 and a $142,978 bonus representing the excess of the lesser of the option price of certain vested options over $1.03;

     and for fiscal 1998, a $174,541 bonus representing the excess of the lesser of the option price of certain vested options over $1.03.

(4)  Includes the following payments made by the Company on behalf of Mr.
     Hoffmann: for fiscal 2000, a $297,093 2000 performance bonus paid in 2001; for fiscal 1999, a $291,731 1999 performance bonus paid in 2000 and $25,000 representing the second installment of a $50,000 sign-on bonus from 1998; and for fiscal 1998, $25,000 representing the first installment of a $50,000 sign-on bonus.

(5) Includes the following payments made by the Company on behalf of Mr. Lutz: for fiscal 2000, a $224,489 2000 performance bonus paid in 2001; for fiscal 1999, a $224,489 1999 performance bonus paid in 2000; and for fiscal 1998, a $31,849 1998 performance bonus paid in 1999.

(6)  Includes the following payments made by the Company on behalf of Mr.
     Harriss: for fiscal 2000, a $129,500 2000 performance bonus paid in 2001.

(7)  Includes the following payments made by the Company on behalf of Mr.
     Contino: for fiscal 2000, a $182,718 2000 performance bonus paid in 2001; and for fiscal 1999, a $182,718 1999 performance bonus paid in 2000.

(8) Paid to Meridian pursuant to the Services Agreement, and is deemed to cover Meridian's over-head (including legal and accounting), health care costs, payroll costs, and other expenses relating to Mr. Shull. See "Employment Contracts, Termination of Employment and Change-In-Control Arrangements."

(9)  Includes the following payments made by the Company on behalf of Mr. Kaul:
     $63,493 in car allowance and related benefits in 2000; $57,749 in car allowance and related benefits in 1999; and $57,749 in car allowance and related benefits in 1998.

(10) Includes the following payments made by the Company of behalf of Mr.
     Hoffmann: $19,965 in car allowance and related benefits in 2000; $12,000 in car allowance and related benefits in 1999; and $10,000 in car allowance and related benefits in 1998.

(11) Includes the following payments made by the Company on behalf of Mr. Lutz:
     $ 50,444 in relocation expenses and $12,000 in car allowance and related benefits in 2000; $12,000 in car allowance and related benefits in 1999; and $4,555 in relocation expenses and $12,000 in car allowance and related benefits in 1998.

(12) Includes the following payments made by the Company on behalf of Mr.
     Harriss: $12,000 in car allowance and related benefits in 2000; and $6,000 in car allowance and related benefits in 1999.

(13) Includes the following payments made by the Company on behalf of Mr.
     Contino: $12,000 in car allowance and related benefits in 2000; $12,000 in car allowance and related benefits in 1999; and $36,864 in relocation expenses and $12,000 in car allowance and related benefits in 1998.

(14) Granted pursuant to the Services Agreement and allocated to Mr. Shull. See "Employment Contracts, Termination of Employment and Change-in-Control Arrangements."

(15) Issued by the Company pursuant to the Company's 2000 Management Stock Option Plan. See "Report of the Compensation Committee on Executive Compensation - 2000 Management Stock Option Plan."

(16) Issued by the Company pursuant to the Company's 1996 Stock Option Plan. See "Report of the Compensation Committee on Executive Compensation - 1996 Stock Option Plan."


(17) Includes the following payments made by the Company on behalf of Mr. Kaul in 2000: $2,833 in matching contributions under the Company's 401(k) Savings Plan; $8,132 in long-term disability premiums; $328 in term life insurance premiums and $40 of accidental death insurance premiums.

(18) Includes the following payments made by the Company on behalf of Mr. Kaul in 1999: $2,666 in matching contributions under the Company's 401(k) Savings Plan; $8,241 in long-term disability premiums; $418 in term life insurance premiums and $40 of accidental death insurance premiums.

(19) Includes the following payments made by the Company on behalf of Mr. Kaul in 1998: $2,666 in matching contributions under the Company's 401(k) Savings Plan; $8,241 in long-term disability premiums; $499 in term life insurance premiums and $40 of accidental death insurance premiums.

(20) Includes the following payments made by the Company on behalf of Mr. Hoffmann in 2000: $2,833 in matching contributions under the Company's 401(k) Savings Plan; $110 in long-term disability premiums; $438 in term life insurance premiums and $40 of accidental death insurance premiums.

(21) Includes the following payments made by the Company on behalf of Mr. Hoffmann in 1999: $2,666 in matching contributions under the Company's 401(k) Savings Plan; $110 in long-term disability premiums; $570 in term life insurance premiums and $40 of accidental death insurance premiums.

(22) Includes the following payments made by the Company on behalf of Mr. Hoffmann in 1998: $55 in long-term disability premiums; $515 in term life insurance premiums and $20 of accidental death insurance premiums.

(23) Includes the following payments made by the Company on behalf of Mr. Lutz in 2000: $2,833 in matching contributions under the Company's 401(k) Savings Plan; $3,722 in long-term disability premiums; $658 in term life insurance premiums and $40 of accidental death insurance premiums.

(24) Includes the following payments made by the Company on behalf of Mr. Lutz in 1999: $2,666 in matching contributions under the Company's 401(k) Savings Plan; $3,722 in long-term disability premiums; $852 in term life insurance premiums and $40 of accidental death insurance premiums.

(25) Includes the following payments made by the Company on behalf of Mr. Lutz in 1998: $3,722 in long-term disability premiums; $1,061 in term life insurance premiums and $40 of accidental death insurance premiums.

(26) Includes the following payments made by the Company on behalf of Mr. Harriss in 2000: $2,833 in matching contributions under the Company's 401(k) Savings Plan; $110 in long-term disability premiums; $438 in term life insurance premiums and $40 of accidental death insurance premiums.

(27) Includes the following payments made by the Company on behalf of Mr. Harriss in 1999: $37 in long-term disability premiums; $41 in term life insurance premiums and $10 of accidental death insurance premiums.

(28) Includes the following payments made by the Company on behalf of Mr. Contino in 2000: $2,833 in matching contributions under the Company's 401(k) Savings Plan; $110 in long-term disability premiums; $270 in term life insurance premiums and $40 of accidental death insurance premiums.

(29) Includes the following payments made by the Company on behalf of Mr. Contino in 1999: $2,666 in matching contributions under the Company's 401(k) Savings Plan; $110 in long-term disability premiums; $264 in term life insurance premiums and $40 of accidental death insurance premiums.

(30) Includes the following payments made by the Company on behalf of Mr. Contino in 1998: $2,666 in matching contributions under the Company's 401(k) Savings Plan; $110 in long-term disability premiums; $277 in term life insurance premiums and $40 of accidental death insurance premiums.

STOCK OPTIONS:

        The following table contains information concerning options granted to the Chief Executive Officer and our four next highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during fiscal 2000.


                          OPTION GRANTS IN FISCAL 2000

                          NUMBER OF
                            SHARES
                          UNDERLYING   PERCENT OF TOTAL
                           OPTIONS      OPTIONS GRANTED
                          GRANTED IN    TO EMPLOYEES IN     EXERCISE      EXPIRATION     GRANT DATE
         NAME            FISCAL YEAR    FISCAL YEAR (%)     PRICE ($)         DATE         VALUE ($)
--------------------   --------------  -----------------   -----------    -----------    -------------
Thomas C. Shull               -               -                 -              -              -
Rakesh K. Kaul                -               -                 -              -              -
Richard B. Hoffmann        250,000            5%              $3.18          1/3/10        $469,750
Michael G. Lutz            202,000            4%              $3.18          1/3/10        $379,558
Brian C. Harriss           100,000            2%              $3.18          1/3/10        $187,900
Michael D. Contino         150,000            3%              $3.18          1/3/10        $281,850

     (a) Stock Options granted to Thomas C. Shull are subject to the terms and conditions of the Services Agreement. See "Employment Contracts, Termination of Employment and Change-in-Control Arrangements."


     (b) The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in January 2000: risk free interest rate of 5.59%, expected lives of 6 years, expected volatility of 56.59%, and no expected dividends.

     The following table contains information concerning the fiscal 2000 year-end values of all options granted to the Chief Executive Officer and our four next highly compensated executive officers whose total annual salary and bonus exceeded $100,000.

                        FISCAL YEAR-END OPTION VALUES(1)

                                    NUMBER OF SECURITIES                  VALUE OF UNEXERCISED
                                   UNDERLYING UNEXERCISED                 IN-THE-MONEY OPTIONS
                               OPTIONS AT FISCAL YEAR-END (#)            AT FISCAL YEAR-END (#)
                               ------------------------------            ----------------------
           NAME               EXERCISABLE       UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
----------------------    ----------------     ---------------    --------------  ------------------
Thomas C. Shull                  -                -                  -                -
Rakesh K. Kaul              7,530,000             -            ($5,911,050)           -
Richard B. Hoffmann           260,834          539,166           ($673,492)       ($1,393,133)
Michael G. Lutz               297,083          244,917           ($402,446)       ($687,112)
Brian C. Harriss              133,334          366,666           ($266,668)       ($813,732)
Michael D. Contino            225,000          225,000           ($228,175)       ($598,725)

----------------------
(1) Options for Mr. Kaul represent options granted in 1996 by the Company under the Tandem Option, the Closing Price Option and the Performance Year Option Plans, and by NAR under the Six, Seven, Eight and Nine Year Stock Option Plans. 40,000 options for Mr. Lutz represent tandem options granted pursuant to the 1993 Executive Equity Incentive Plan. Under this plan, options generally become exercisable after three years and expire after six years from the date grant. 300,000 options for Mr. Lutz, 550,000 options for Mr. Hoffmann, 200,000 options for Mr. Contino and 400,000 options for Mr. Harriss represent options granted pursuant to the 1996 Stock Option Plan. Under this plan, these options become exercisable after three years and expire after six years from the date of the grant. 250,000 options for Mr. Hoffmann, 202,000 options for Mr. Lutz, 150,000 options for Mr. Contino and 100,000 options for Mr. Harriss represent options granted pursuant to the 2000

     Management Stock Option Plan. Under this plan, these options become exercisable after four years and expire after ten years from the date of grant. 100,000 options for Mr. Contino represents options granted effective November 3, 1999. These options become exercisable after four years.


EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS:

        The Company entered into a new Executive Employment Agreement, dated as of March 6, 2000, with Rakesh K. Kaul, the President and Chief Executive Officer of the Company (the "Employment Agreement"). The Employment Agreement provides for a three-year evergreen term commencing on March 6, 2000, at a base salary of $597,300 per year. The base salary is subject to review on an annual basis. On each anniversary, the Employment Agreement will automatically be extended for an additional year unless either party has given at least 90 days prior notice of nonrenewal. The Employment Agreement also provides that the Company, in its discretion, may assign Mr. Kaul to be Chief Executive Officer of erizon, Inc. under certain circumstances. The Employment Agreement provides for Mr. Kaul's participation in the 2000 Short-Term Incentive Plan for Rakesh K. Kaul. That plan, provides for an annual bonus of between 0% and 150% of Mr. Kaul's base salary, depending on the attainment of various performance objectives as determined in accordance with the objective formula or standards adopted by the Compensation Committee as part of the performance goals for each such year. The Employment Agreement also provides for Mr. Kaul's participation in the 2000 Long-Term Incentive Plan for Rakesh K. Kaul. That plan, provides Mr. Kaul with an option to purchase 6% of the Common Stock of erizon, Inc. (with protection against dilution through erizon, Inc.'s next round of financing) at the fair market value on the date of grant, which option vests in equal parts over four years and expires ten years following the date of grant (the "erizon Option"). The plan also provides for the modification to an option granted to Mr. Kaul on March 7, 1996 and expiring on March 7, 2006, to purchase 2,000,000 shares of Common Stock of the Company (the "Closing Price Option"). The option is now subject to a three-year vesting schedule, provided that it shall vest and become immediately exercisable upon satisfaction of the condition that the closing price of the Common Stock of the Company has attained an average of $4.50 per share during any period of 91 consecutive calendar days commencing after August 23, 1996 and ending on or before March 7, 2002. The Closing Price Option also provides that within thirty days after the Closing Price Option vests with respect to all or a portion of the shares of Common Stock underlying such option, the Company shall pay Mr. Kaul an additional cash amount equal to the number of shares of Common Stock with respect to which such option has vested on such vesting date, multiplied by the excess of (i) the lesser of the per share option price of such shares or the fair market value on such vesting date of a share of Common Stock, over (ii) $1.03. The Employment Agreement also provides for the grant of registration rights under the Securities Act of 1933, as amended (the "Securities Act"), for shares of Common Stock owned by Mr. Kaul and for (i) the registration of shares underlying the erizon Option within 90 days of erizon, Inc. becoming eligible to use an S-8 or other similar form, and (ii) the registration of shares underlying the Closing Price Option and of shares underlying options previously granted to Mr. Kaul by the Company, within 90 days of the execution of the Employment Agreement. In the event Mr. Kaul's employment is terminated by the Company other than for cause (as defined in the Employment Agreement) or he resigns without good reason (as defined in the Employment Agreement), he will be entitled to (i) continuation of his base salary for a period of 24-months; (ii) continued participation in the benefit plans of the Company for a period of 24-months; (iii) a bonus payable over 24 months equal to two times the greater of (x) his base salary or (y) the average of the short-term bonus amounts paid or payable to Executive (as defined in the Employment Agreement) for the two years preceding the year of termination; (iv) to the extent not previously paid, any short-term bonus for the year preceding the year of termination; and (v) for the year of termination, an additional bonus equal to his base salary, pro-rated to reflect the portion of such year during which Mr. Kaul is employed. In the event Mr. Kaul's employment terminates as a result of death or disability (as defined in the Employment Agreement), he will be eligible to receive (i) to the extent not previously paid, the short-term bonus for the year preceding the year of termination; and (ii) for the year of termination an additional bonus equal to his base salary, pro-rated to reflect the portion of such year during which Mr. Kaul is employed. The Employment Agreement and attachments thereto also provide that in the event Mr. Kaul's employment is terminated by Company without cause, by Mr. Kaul with good reason or due to death or disability, the erizon Option and the Closing Price Option shall vest and become exercisable in full. In the event that Mr. Kaul's employment terminates other than as a result of termination by the Company without cause, by Mr. Kaul with good reason or due to death or disability, he will not be entitled to any payment or bonus, other than, to the extent not previously paid, short-term bonus for the year preceding the year of termination. Mr. Kaul is also a participant in a change of control plan that is substantially similar to the change of control plan described below for other executives of the Company (the "Thirty-Six Month Compensation Continuation Plan"), provided that in the event of his termination without cause (as such term is defined in the plan) or his resignation with good reason (as such term is defined in the plan) within 24-months of a change of control (as such term is defined in the plan) he shall be entitled to receive, in a lump sum payment, an amount equal to: (i) three times his base salary; (ii) three times the greater of (x) his base salary or (y) the average of the short-term bonus amounts paid or payable to Executive for the two years preceding the year of termination;
(iii) to the extent not previously paid, any short-term bonus for the year preceding the year of termination; and (iv) for the year of termination, an additional bonus equal to his base salary, pro-rated to reflect the portion of such year during which Mr. Kaul is employed. In addition, in the event of a termination following a change of control, Mr. Kaul will continue to participate in the Company's benefit plans for a period of 36-months and unvested options shall vest and become exercisable immediately. In the event Mr. Kaul's payments pursuant to the change of control plan exceed 110% of his "safe harbor," as provided for in Internal Revenue Code Section 280(G), Mr. Kaul's payments will be grossed-up for any excise taxes resulting therefrom. If the payments do not exceed 110% of his safe harbor, his payments will be reduced to the safe harbor limits of Internal Revenue Code Section 280(G). The Employment Agreement also provides that Mr. Kaul is subject to confidentiality and non-competition obligations set forth in an agreement annexed to the Employment Agreement (the "Non-Competition Agreement"). The Non-Competition Agreement provides in pertinent part that, for a period of 24-months following the termination of his employment for any reason, Mr. Kaul may not (i) be employed by or otherwise provide services to a person, business, enterprise or legal entity that is engaged in the same Business (as defined in the Employment Agreement) as the Company, including its subsidiaries, affiliates and successors; (ii) solicit the customers of the Company, including its subsidiaries, affiliates and successors; or (iii) solicit employees of the Company, including its subsidiaries, affiliates and successors.

        On December 5, 2000, Rakesh K. Kaul resigned as President and Chief Executive Officer, and resigned from the Board of Directors of the Company. The Company is involved in negotiations with Rakesh K. Kaul, regarding the amount of cash and benefits to which Mr. Kaul is entitled as a result of his resignation on December 5, 2000. The Company agrees with certain claims made on behalf of Mr. Kaul, including Mr. Kaul's entitlement to receive in excess of $3,000,000 as payment of short-term bonus, severance payable to Mr. Kaul under his Employment Agreement, and benefits continuation. The Company disagrees with other claims made on behalf of Mr. Kaul, including that Mr. Kaul is entitled to benefits under the Key Executive Thirty-Six Month Salary Continuation Plan, the valuation of Mr. Kaul's options in erizon, Inc. and whether Mr. Kaul is entitled to a bonus in connection with the Tandem Plan. The Company does not intend to make any payments to Mr. Kaul, other than salary and benefits continuation, until all outstanding issues are resolved and Mr. Kaul executes a general release in favor of the Company. No legal proceedings have been commenced to date with respect to this matter.

        On December 5, 2000, Thomas C. Shull was named President and Chief Executive Officer and was elected to the Board of Directors of the Company. Effective on that date, Mr. Shull, Meridian and the Company entered into the Services Agreement. Under the Services Agreement, Meridian will provide for the benefit of the Company the services of Mr. Shull and the services of two (or more, at Meridian's discretion) additional consultants (the "Consultants"). The term of the Services Agreement, and the term for the services of Mr. Shull, began on December 5, 2000 and terminate on December 4, 2001 (the "Agreement Term"), while the term for the services of the Consultants terminates on June 4, 2001.

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

        Pursuant to the Services Agreement, the Company has granted Mr. Shull and the Consultants stock options (the "Meridian Options") for an aggregate of four million (4,000,000) shares of the Company's Common Stock. Each option has an exercise price of $0.25 per share.

        Under the Services Agreement, additional amounts are payable to Meridian under certain circumstances upon the termination of the Services Agreement. If the termination is pursuant to a Company Breach or a Company Termination (as defined in the Services Agreement), Meridian shall be entitled to receive a lump sum payment equal to the greater of (i) $540,000 or (ii) the aggregate amount of Base Fees and Flat Fees to which it would have otherwise been entitled through the end of the Agreement Term. If the termination is a Liquidation Termination (as defined in the Services Agreement) and the amount realized in the related transaction equals or exceeds $0.50 per common share (or the equivalent of $0.50 per common share), Meridian shall be entitled to receive a lump sum payment equal to the aggregate amount of Base Fees and Flat Fees to which it would have otherwise been entitled through the end of the Agreement Term. If the termination is a Liquidation Termination and the amount realized in the related transaction is less than $0.50 per common share (or the equivalent of $0.50 per common share), Meridian shall be entitled to receive a lump sum payment equal to the greater of the aggregate amount of Base Fees and Flat Fees to which it would have otherwise been entitled through the end of the Agreement Term, or $1,000,000.

        The Company is required, under the Services Agreement, to maintain directors' and officer's liability insurance during the term of the Services Agreement. The Company is also required to indemnify Meridian, Mr. Shull and any member, officer or employee of, or consultant, contractor or subcontractor to, Meridian who serves as a Consultant to the Company.

        Effective December 26, 1999, the Company established the Hanover Direct, Inc. Key Executive Twenty-Four Month Compensation Continuation Plan for corporate executive vice presidents, corporate senior vice presidents, strategic unit presidents, or other employees selected by the Chief Executive Officer of the Company, all of whom are approved by the Plan Administrator (except Mr. Kaul, who has a separate agreement which is discussed above, including the named executives). The purpose of this plan is to attract and retain key management personnel by reducing uncertainty and providing greater personal security in the event of a Change of Control. For purposes of the plan, a "Change in Control" will occur: (i) when any person becomes, through an acquisition, the beneficial owner of shares of the Company having at least fifty percent (50%) of the total number of votes that may be cast for the election of directors of the Company (the "Voting Shares"); provided, however, that the following acquisitions shall not constitute a Change of a Control: (a) if a person owns less than fifty percent (50%) of the voting power of the Company and that person's ownership increases above fifty percent (50%) solely by virtue of an acquisition of stock by the Company, then no Change of Control has occurred unless and until that person subsequently acquires one or more additional shares representing voting power of the Company; or (b) any acquisition by a person who as of the date of the establishment of the plan owned at least thirty-three percent (33%) of the Voting Shares; (ii) (a) notwithstanding the foregoing when the shareholders of the Company approve any of the following (each, a "Transaction"): (I) any reorganization, merger, consolidation or other business combination of the Company; (II) any sale of fifty percent (50%) or more of the Company's assets; or (III) a complete liquidation or dissolution of the Company; (b) notwithstanding (ii) (a) above, shareholder approval of either of the following types of Transactions will not give rise to a Change of Control: (I) a Transaction involving only the Company and one or more of its subsidiaries; or
(II) a Transaction immediately following which the shareholders of the Company immediately prior to the Transaction continue to have a majority of the voting power in the resulting entity; (iii) when, within any twenty-four (24) month period, persons who were directors of the Company immediately before the beginning of such period (the "Incumbent Directors") shall cease (for any reason other than death) to constitute at least a majority of the Board of Directors or the board of directors of any successor to the Company; or (iv) when the Company sells, assigns or transfers more than fifty percent (50%) of its interests in, or the assets of, one or more subsidiaries (each, a "Sold Subsidiary" and, collectively, "Sold Subsidiaries"); provided, however, that such a sale, assignment or transfer will constitute a Change of Control only for: (a) the participants who are employees of that Sold Subsidiary; and (b) the participants who are employees of a direct or indirect parent company of one or more Sold Subsidiaries of the Company, and then only if: (I) the gross assets of its Sold Subsidiaries constitute more than fifty percent (50%) of the gross assets of such parent company (calculated on a consolidated basis with the direct and indirect subsidiaries of such parent company with reference to the most recent balance sheets of the Sold Subsidiaries and the parent company); (II) the property, plant and equipment of its Sold Subsidiaries constitute more than fifty percent (50%) of the property, plant and equipment of such parent company (calculated on a consolidated basis with the direct and indirect subsidiaries of such parent company with reference to the most recent balance sheets of the Sold Subsidiaries and the parent company); or (III) in the case of a publicly-traded parent company, the ratio (as of the date a binding agreement for the sale is entered) of (x) the capitalization (based on the sale price) of its Sold Subsidiaries to (y) the market capitalization of the parent company, is greater than 0.50. For purposes of this subsection (iii), any director who was not a director as of the effective date of this plan shall be deemed to be an Incumbent Director if such director was elected to the Board of Directors by, or on the recommendation of, or with the approval of, at least a majority of the members of the Board of Directors or the nominating committee who, at the time of the vote, qualified as Incumbent Directors either actually or by prior operation of this clause. In addition, persons (and their successors from time to time) who are designated by a holder of thirty-three percent (33%) or more of the Voting Shares to stand for election and serve as a director in lieu of other such designees serving as directors, shall be deemed to be Incumbent Directors for the purposes of this subsection (iii). Notwithstanding the foregoing, any director elected to the Board of Directors to avoid or settle a threatened or actual proxy contest shall not, under any circumstances, be deemed to be an Incumbent Director. For purposes of subsection (iv), a Transaction shall be deemed to involve the sale of more than fifty percent (50%) of a company's assets if: (a) the gross assets being sold constitute more than fifty percent (50%) of the gross assets of the company as stated on the most recent balance sheet of the company; (b) the property, plant and equipment being sold constitute more than fifty percent (50%) of the property, plant and equipment of the company as stated on the most recent balance sheet of the company; or (c) in the case of a publicly-traded company, the ratio (as of the date a binding agreement for the sale is entered) of (x) the capitalization (based on the sale price) of the division, subsidiary or business unit being sold to (y) the market capitalization of the company, is greater than 0.50. For purposes of subsection
(iv), no Change of Control shall be deemed to have occurred if, immediately following a sale, assignment or transfer by the Company of more than fifty percent (50%) of its interest in, or the assets of, a Sold Subsidiary, any shareholder of the Company owning thirty-three percent (33%) or more of the voting power of the Company immediately prior to such transactions owns no less than the equivalent percentage of the voting power of the Sold Subsidiary.

        A participant in this plan shall be entitled to severance pay and benefits under the plan only if there occurs a Change of Control and thereafter the Company terminates the participant's employment without cause or the participant terminates his/her employment for good reason during the two (2) year period following the Change of Control. A participant shall not be entitled to severance pay and benefits under the plan if he/she (i) resigns other than for good reason, (ii) is terminated for cause, (iii) dies prior to a Change of Control or prior to a termination qualifying for severance pay and benefits under the plan, or (iv) voluntarily or involuntarily terminates employment as a result of a disability.

        The amount of severance pay and benefits to which a participant will be entitled shall include (i) an amount equal to twenty-four (24) months of the participant's base annualized salary; (ii) an amount equal to the lesser of (a) two (2) times the target bonus for the participant as defined in the Company's Management Incentive Plan, or (b) two (2) times the largest bonus calculated as a percentage of base salary earned by the participant during any of the three
(3) years prior to the Change of Control, except that those participants with less than one (1) full year of service as of the date of the Change of Control will be paid at two (2) times their target bonus amount as defined in the Company's Management Incentive Plan; (iii) an amount equal to the premiums needed to procure twenty-four (24) months of health insurance for the participant, the participant's spouse and the dependents of the participant at the COBRA rate then existing as of the date of the termination of the participant; (iv) an amount equal to twenty-four (24) months of the participant's car allowance then in effect as of the date of the termination of the participant; and (v) an amount equal to the cost of twelve (12) months of executive-level outplacement services at a major outplacement services firm.

STOCK OPTION AND EXECUTIVE COMPENSATION COMMITTEE INTERLOCKS AND INSIDER
PARTICIPATION:

        At various times, during the fiscal year ended December 30, 2000, the Stock Option and Executive Compensation Committee of the Board of Directors of the Company consisted of Shailesh J. Mehta (Chairman), Ralph Destino, Jan P. du Plessis, Alan G. Quasha, Howard M.S. Tanner, Eloy Michotte (Chairman) and Alan Grieve. None of such persons was, during such fiscal year or formerly, an officer or employee of the Company or any of its subsidiaries or had any relationship with the Company other than serving as a Director of the Company. During the 2000 fiscal year, no member of the Stock Option and Executive Compensation Committee served as an executive of another entity where any of the Company's executives served on that entity's compensation committee.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION:

        The Stock Option and Executive Compensation Committee (the "Compensation Committee"), currently consisting of four (4) outside directors, has the responsibility, under delegated authority from the Company's Board of Directors, for developing, administering and monitoring the executive compensation policies of the Company and making recommendations to the Company's Board of Directors with respect to these policies. The Board of Directors has accepted the Compensation Committee's recommendations for 2000 compensation.

Executive Compensation Philosophy

        The Compensation Committee's executive compensation philosophy supports the Company's overall business strategy and has at its core a strong link between pay, performance and retention. The philosophy emphasizes recognition of achievement at both the Company and individual level. A significant portion of compensation delivered to executives to reflect such achievement is intended to be in the form of long-term incentives. This long-term focus emphasizes sustained performance and encourages retention of executive talent. In addition, executives are encouraged to hold a significant ownership stake in the Company so that their interests are closely aligned with those of the shareholders in terms of both risk and reward.

        The specific executive compensation plans are designed to support the executive compensation philosophy. Compensation of the Company's executives consists of three components, which are discussed below: salary, annual incentive awards and long-term incentive awards. Base salary levels have been established in order to attract and retain key executives, commensurate with their level of responsibility within the organization. Annual incentives closely link executive pay with performance in areas that are critical to the Company's short-term operating success. Long-term incentives motivate executives to make decisions that are in the best interests of the Company's owners and reward them for the creation of shareholder value. It is the intent of both the Company and the Compensation Committee that the components of the executive compensation program will support the Company's compensation philosophy, reinforce the Company's overall business strategy, and ultimately drive shareholder value creation.

  Base Salaries

        Individual salaries for executives of the Company, other than Mr. Shull, are generally influenced by several equally weighted factors: the qualifications and experience of the executive, the executive's level of responsibility within the organization, pay levels at firms which compete with the Company for executive talent, individual performance, and performance-related factors used by the Company to determine annual incentive awards. Mr. Shull joined the Company effective December 5, 2000. Mr. Shull's compensation and other benefits are specified in the Services Agreement. See "Employment Contracts, Termination of Employment and Change-in-Control Arrangements."

        The base salaries of the Company's executives are subject to periodic review and adjustment. Annual salary adjustments are made based on the factors described above.

  Annual Incentive Awards

        In addition to base salaries, each of the Company's executives and selected key managers participate in the Company's Incentive Compensation Plan. Currently, approximately 240 executives and key managers are eligible to participate in the annual incentive plan. Under this plan, each participant is assigned a target bonus, expressed as a percentage of his/her base salary, which is paid if all performance targets are fully met. It is the policy of the Compensation Committee to position target bonuses at competitive levels. Individual target bonuses are based on the person's responsibility level in the organization and the bonus award opportunity at the other organizations included in the performance chart. Target bonus levels range from 5% to 100% of salary. Target bonus opportunities for Messrs. Hoffmann and Lutz are 50% of salary while maximum bonuses are 100% of salary.

        Participants are eligible to receive an annual bonus depending upon the extent to which certain goals are achieved. As in past years, performance goals for 2000 were based on Earnings Before Interest and Taxes (EBIT), cash flow and other customer satisfaction and performance-related goals including Inventory Fill, Inventory Turns, Returns and Order Cancellations. Goals are set at both the corporate and business unit levels, depending on the participant's scope of responsibility thus encouraging teamwork amongst the Company's employees. The importance of each goal in determining a participant's bonus award also depends on his/her scope of responsibility. Actual bonus levels vary depending upon the degree of achievement in relationship to the performance goals.

        Payouts of awards have been determined based on the Company's performance during fiscal 2000. 100% of awards made under the bonus plan are currently paid in cash.

  Long-Term Incentive Awards

  1993 Executive Equity Plan

        The 1993 Executive Equity Incentive Plan terminated in accordance with its terms on December 31, 1996. Such plan provided executives and other key employees with incentives to maximize the long-term creation of shareholder value. The long-term incentive plan encouraged executives to acquire and retain a significant ownership stake in the Company. Under the plan, executives were given an opportunity to purchase shares of Common Stock with up to 80% of the purchase price financed with a full recourse Company loan. For each share of stock an employee purchased, he/she received an option to acquire two additional shares of Common Stock, to a maximum of 250,000 shares in the aggregate, which vest after three years and expire after six years. By creating this opportunity, the Company encouraged executives to own Common Stock thereby aligning executives' interests with those of the shareholders. The number of shares offered for purchase to each executive and the corresponding number of tandem options increased with the executive's level of responsibility within the organization.

        In December 2000, the rights of certain participants in this plan expired. These participants had cumulative promissory notes of approximately $0.4 million payable to the Company, comprised of $0.3 million of principal and $0.1 million of interest, on the expiration date. Accordingly, collateral encompassing 80,000 shares of Common Stock, held in escrow on behalf of each participant, was transferred to and retained by the Company in satisfaction of the aforementioned promissory notes, which were no longer required to be settled.

  1996 Stock Option Plan

        The purpose of the 1996 Stock Option Plan is to provide employees of the Company and its subsidiaries with a larger personal and financial interest in the success of the Company through the grant of stock-based incentive compensation. Under the plan, employees may be granted options to purchase shares of Common Stock at the fair market value on the date of grant. The total options granted to an employee is one-half performance-based. The 1996 Stock Option Plan provides that options may be granted for terms of not more than 10 years.

        All employees are eligible to participate in the 1996 Stock Option Plan. During 2000, options to purchase shares of Common Stock were not granted to any employees of the Company pursuant to the 1996 Stock Option Plan.

  1999 Stock Option Plan for Directors

        The purpose of the 1999 Stock Option Plan for Directors is to advance the interests of the Company by providing non-employee directors of the Company, through the grant of options to purchase shares of Common Stock, with a larger personal and financial interest in the success of the Company. Under the terms of the plan, directors who are neither employees of the Company nor nonresident aliens shall be granted an option to purchase 50,000 shares of Common Stock as of the effective date of his or her initial appointment or election to the Board or, if later, the effective date of the plan, and shall be granted an option to purchase 10,000 shares of Common Stock on August 4, 2000 and August 3, 2001, provided that such directors continue to serve as directors on such dates. The price at which shares of Common Stock may be purchased upon the exercise of the options granted under the plan shall be the fair market value of such shares on the date of grant of the options. The plan provides that options shall be granted for terms of 10 years and shall vest one-third, one-third and one-third on the first, second and third anniversaries of the date of grant. In addition, options may not be exercised more than 3 months after a participant ceases to be a director of the Company, except in the case of death or disability, in which cases options may be exercised within 12 months after the date of such death or disability.

        During 2000, a total of 540,000 options to purchase shares of Common Stock were granted to the 9 eligible directors all in accordance with the 1999 Stock Option Plan for Directors. A total of 120,000 options to purchase shares of Common Stock which were granted to 2 eligible directors during 1999 and 2000 have expired following the resignation of such directors from the Company's Board of Directors.

2000 Management Stock Option Plan

        The purpose of the 2000 Management Stock Option Plan is to advance the interests of the Company and its shareholders by providing employees of the Company, through the grant of options to purchase shares of Common Stock, with a larger personal and financial interest in the success of the Company. Under the terms of the plan, officers, directors, agents, and employees of the Company and consultants to the Company or of any subsidiary of the Company may be granted options to purchase shares of Common Stock at their fair market value on the date of grant. The plan provides that options may be granted for terms of not more than 10 years and shall vest according to the terms of the grant of the options. In addition, options may not be exercised more than 30 days after a participant ceases to be an employee of the Company, except in the case of death, disability or retirement, in which cases options may be exercised within 90 days after the date of death, disability or retirement.

        During 2000 and to date in 2001, 5,459,000 options to purchase shares of Common Stock were granted to approximately 126 employees in accordance with the plan including options to purchase an aggregate of 702,000 shares granted to the executives named in the executive compensation table.

Chief Executive Officer Compensation

        On December 5, 2000, Rakesh K. Kaul resigned as President and Chief Executive Officer, and resigned from the Board of Directors of the Company. See "Employment Contracts, Termination of Employment and Change-in-Control Arrangements."

        On December 5, 2000, Thomas C. Shull was named President and Chief Executive Officer and was elected to the Board of Directors of the Company. Effective on that date, Mr. Shull, Meridian and the Company entered into the Services Agreement. Under the Services Agreement, Meridian will provide for the benefit of the Company the services of Mr. Shull and the Consultants. The term of the Services Agreement, and the term for the services of Mr. Shull, began on December 5, 2000 and terminate on December 4, 2001, while the term for the services of the Consultants terminates on June 4, 2001. See "Employment Contracts, Termination of Employment and Change-in-Control Arrangements."


Nondeductible Compensation

        The Compensation Committee currently does not anticipate that payments of compensation in 2001 to the Named Executives which are subject to the $1 million deduction limit under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "$1 Million Limit"), will exceed $1 million in 2001. Consequently, the Company expects its executive compensation program to be fully deductible.

                                             Respectfully Submitted,

                                             The Stock Option and Executive
                                             Compensation Committee

                                             Mr. Eloy Michotte (Chairman)
                                             Mr. Ralph Destino
                                             Mr. Alan G. Quasha
                                             Mr. Alan Grieve

DIRECTOR COMPENSATION:

        Non-employee directors of the Company or its subsidiaries receive an annual cash fee of $15,000 plus $500 for each Board meeting and $250 for each committee meeting they attended. In addition, such directors were entitled to share equally 1% of any pre-tax profits of the Company. We do not compensate our employees or employees of our subsidiaries who serve as directors. During fiscal 2000, the Company provided $50,000 of term life insurance for each director. During fiscal 2000, members of the Company's Compensation Committee, with the exception of J. David Hakman, were paid a cash bonus of $5,000 each for serving as members. J. David Hakman was paid a cash bonus of $25,000 for his services to the Compensation Committee during fiscal 2000.

        During 2000, 540,000 options to purchase shares of Common Stock were granted to the 9 eligible directors in accordance with the 1999 Stock Option Plan for Directors. A total of 120,000 options to purchase shares of Common Stock which were granted to 2 eligible directors during 1999 and 2000, have expired following the resignation of such directors from the Company's Board of Directors.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


CERTAIN BENEFICIAL OWNERS:

        The following table lists the beneficial owners known by management of at least 5% of the Company's Common Stock as of April 25, 2001. Information in the table is based on information furnished to us by such persons or groups and statements filed with the SEC.

NAME AND ADDRESS                                SHARES OF                    PERCENT OF
OF BENEFICIAL OWNER                             COMMON STOCK                 CLASS(1)
----------------------------------------------  ---------------------------  ----------------
Richemont Finance S.A.                          102,790,657(2)               48.4%
35 Boulevard Prince Henri
L 1724 Luxembourg

Regan Partners, L.P. and Basil P.                38,728,350(3)               18.2%
  Regan
6 East 43rd Street
New York, New York 10017

------------------------

(1) Percentages computed on the basis of 212,186,331 shares of Common Stock outstanding as of April 25, 2001.

(2) Information concerning the number of shares beneficially owned has been taken from Amendment No. 3 to the Statement on Schedule 13D filed by Richemont on August 6, 1998 with the SEC. Such figure does not include 1,510,000 shares of Common Stock owned by NAR Group Limited, of which Richemont is a shareholder, which could also be deemed to be beneficially owned by Richemont (which has shared power to vote and dispose of such shares). Richemont also holds an irrevocable proxy to vote an additional 4,289,000 shares of Common Stock currently held by a third party, representing an additional 2.0% of the Common Stock outstanding as of April 25, 2001. Richemont disclaims beneficial ownership of the shares owned by NAR and the shares subject to the proxy.

(3) Information concerning the number of shares beneficially owned has been taken from the Statement on Schedule 13D filed by Regan Partners L.P. and Basil P. Regan on February 12, 2001 with the SEC. The Schedule 13D indicates that Mr. Regan and Regan Partners L.P. have shared voting and dispositive power with respect to 37,773,450 shares of Common Stock and Mr. Regan has sole voting and dispositive power with respect to 954,900 shares of Common Stock.

SECURITY OWNERSHIP OF MANAGEMENT OF THE COMPANY:


        The following table lists share ownership of the Common Stock as of April 25, 2001. The information includes beneficial ownership by each of our directors and executive officers and by all directors and officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

                                                    SHARES OF
BENEFICIAL OWNER                                   COMMON STOCK                PERCENT OF CLASS(1)
----------------                                   ------------                -------------------
Ralph Destino                                               21,666(3)             *
J. David Hakman(2)                                         291,058(4)             *
Alan Grieve                                                    15,180             *
June R. Klein                                               31,766(5)             *
Kenneth Krushel                                             16,666(6)             *
Theodore H.  Kruttschnitt(2)                            10,090,666(7)           4.7%
Eloy Michotte                                                      --            --
Alan G. Quasha                                           1,962,764(8)             *
Thomas C. Shull                                                    --            --
Robert F. Wright                                           104,719(9)             *
Brian C. Harriss                                               53,600             *
Michael D. Contino                                        264,900(10)             *
William C. Kingsford                                      160,165(11)             *
Frank J. Lengers                                           13,000(12)             *
Steven Lipner                                              17,174(13)             *
Directors and executives officers
as a group (15 persons)                                    13,043,324           6.1%
                                                           ----------           ---

------------------------
*  Less than 1%

(1) Includes in each case shares of Common Stock issuable upon exercise of options or warrants exercisable within 60 days for the subject individual only. Percentages computed on the basis of 212,186,331 shares of Common Stock outstanding as of April 25, 2001.

(2) Information concerning the number of shares beneficially owned has been taken from Amendment No. 13 to the Statement on Schedule 13D filed by Mr. Kruttschnitt on June 16, 1997 with the Commission. Such statement sets forth the number of shares beneficially owned by Mr. Kruttschnitt and, of such shares, the number as to which he holds sole voting power, shared voting power, sole dispositive power or shared dispositive power. The amended Schedule 13D also indicated that Mr. Kruttschnitt is a member of a group which includes Mr. Hakman, who beneficially owns 291,058 shares.

(3)  Represents options to purchase 21,666 shares exercisable within 60 days.

(4)  Includes options to purchase 16,666 shares exercisable within 60 days.

(5)  Includes options to purchase 16,666 shares exercisable within 60 days.

(6)  Represents options to purchase 16,666 shares exercisable within 60 days.

(7)  Includes 16,666 shares exercisable within 60 days.

(8) Includes 1,510,000 shares owned by NAR Group Limited. All of the shares owned by NAR Group Limited could also be deemed to be beneficially owned by Mr. Quasha, due to his shared investment and voting power in NAR Group Limited. Also includes options to purchase 16,666 shares exercisable within 60 days.

(9) Includes options to purchase 16,666 shares exercisable within 60 days. Also includes 33,950 shares owned by Robert F. Wright Associates Inc. All of the shares owned by Robert F. Wright Associates Inc. could also be deemed to be beneficially owned by Mr. Wright as he is the sole shareholder of the corporation.

(10) Includes options to purchase 262,500 shares exercisable within 60 days.

(11) Represents options to purchase 160,165 shares exercisable within 60 days.

(12) Represents options to purchase 13,000 shares exercisable within 60 days.

(13) Includes options to purchase 15,000 shares exercisable within 60 days.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

        The Company is or has been a party to various agreements with Richemont, which at December 30, 2000, owned approximately 48% of the Company's common stock through direct ownership. On June 1, 1998, Richemont entered into an agreement with a third party whereby Richemont was granted an irrevocable proxy to vote approximately 4.3 million shares currently held by the third party. Accordingly, Richemont has voting control of approximately 50% of the Company.

        In December 1996, the Company finalized its agreement (the "Reimbursement Agreement") with Richemont, that provided the Company with up to approximately $28 million of letters of credit through Swiss Bank Corporation, New York Branch. The Company also paid a facility fee equal to 5% of the principal amount of the letters of credit as well as all other fees incurred in connection with providing the facility. The three letters of credit, which were to expire on February 18, 1998, carried an interest rate of 3.5% above the prime rate and were payable to Swiss Bank Corporation quarterly on amounts drawn under the letters of credit. In the event that the Company had not paid in full, by the expiration date, any outstanding balances under the letters of credit, Richemont had the option, exercisable at any time prior to payment in full of all amounts outstanding under the letters of credit, to convert such amount into Common Stock of the Company at the mean of the bid and ask prices of the Company's Common Stock on November 8, 1996, or the mean of the bid and ask prices of the Company's Common Stock on each of the thirty days immediately prior to the date of exercise of the conversion privilege. The Reimbursement Agreement was subordinate to the Company's Credit Facility with Congress Financial Corporation. On December 5, 1996, Richemont advanced the Company $10 million against the anticipated $28 million line of credit. The Company repaid the $10 million loan after the letter of credit agreement was completed on December 19, 1996. In November 1997, Richemont definitively agreed to extend its guarantee under the Reimbursement Agreement to March 30, 1999. As consideration for this transaction, the Company paid to Richemont a fee of 4% of the principal amount of each letter of credit aggregating $1,113,483.28. The extension required the approval of Congress Financial Corporation ("Congress") and Swiss Bank, which approvals were obtained in February 1998 and was subject to certain other conditions. On February 18, 1998, the extension of the Richemont guarantee and the closing of this transaction were consummated. Accordingly, the expiration dates of two of the letters of credit were extended through March 30, 1999, and the letters of credit were amended to reflect the assignment of all obligations thereon from Swiss Bank, New York Branch to Swiss Bank, Stamford Branch. A substitute letter of credit having an expiration date of March 30, 1999 was issued to replace the third letter of credit. In February 1999, Richemont definitively agreed to extend its guarantee under the Reimbursement Agreement to March 31, 2000. As consideration for this transaction, the Company paid Richemont a fee equal to 9.5% of the principal amount of each letter of credit aggregating $2,486,000. The extension required the approval of Congress and UBS AG, the successor to Swiss Bank, which approvals were obtained in March 1999, and was subject to certain other conditions. On March 30, 1999, the closing of the transaction was consummated. Accordingly, the expiration dates of all three letters of credit were extended through March 30, 2000. On March 24, 2000, the securities which were supported by the three UBS letters of credit were redeemed by the Trustees for such securities drawing on the letters of credit for the outstanding principal balance of the securities and accrued and unpaid interest. No further draws may be made under the letters of credit. The Company has reimbursed UBS for the drawings under the letters of credit, and no amounts are owing by the Company to Richemont under the Reimbursement Agreement.

        From March 1, 2000 through August 24, 2000, the Company was a party to a $25.0 million unsecured line of credit facility (the "Richemont $25,000,000 Line of Credit") with Richemont. Borrowings under the Richemont $25,000,000 Line of Credit bore interest at a rate of 0.583% per month (an annualized rate of 7.0%) on the average monthly balance outstanding. In addition, the Company paid Richemont a monthly fee of $62,500 each month from March 1, 2000 up to August 24, 2000. On August 24, 2000, the Richemont $25,000,000 Line of Credit was terminated and all borrowings outstanding as of August 24, 2000 of approximately $25.0 million, plus accrued and unpaid interest and fees, were repaid and retired from a portion of the net proceeds obtained from the issuance of the Company's Series A Preferred Stock (as defined below) to Richemont.

        From March 24, 2000 through August 24, 2000, the Company was a party to a $10.0 million unsecured line of credit facility (the "Richemont $10,000,000 Line of Credit") with Richemont. Borrowings under the Richemont $10,000,000 Line of Credit bore interest at a rate of 0.125% per month (an annualized rate of 1.5%) on the average monthly balance outstanding. In addition, the Company paid Richemont a monthly facility fee of $79,200 each month during the term of the Richemont $10,000,000 Line of Credit. The Richemont $10,000,000 Line of Credit facility provided the Company with financing from Richemont should the excess availability under the Congress Credit Facility fall below $3.0 million. Additionally, the Company could have borrowed up to $5.0 million under the Richemont $10,000,000 Line of Credit to pay trade creditors in the ordinary course of business. On August 24, 2000, the Richemont $10,000,000 Line of Credit was terminated and all borrowings outstanding as of August 24, 2000 of approximately $5.0 million, plus accrued and unpaid interest and fees, were repaid and retired from a portion of the net proceeds obtained from the issuance of the Company's Series A Preferred Stock to Richemont.

        The Richemont $25,000,000 Line of Credit and the Richemont $10,000,000 Line of Credit were conditions to a March 24, 2000 amendment to the Company's credit facility with Congress Financial Corporation, which amendment provided for a maximum credit of up to $82,500,000. Such Richemont Lines of Credit were subordinated to the amended Congress credit facility.

        On August 24, 2000, the Company issued 1.4 million shares of preferred stock designated as Series A Cumulative Participating Preferred Stock (the "Series A Preferred Stock") to Richemont for $70.0 million. The Company used the proceeds of the issuance of the Series A Preferred Stock to repay in full all borrowings outstanding under the Richemont $10,000,000 Line of Credit and the Richemont $25,000,000 Line of Credit, plus accrued and unpaid interest and fees thereon, and for working capital purposes. No dividends have been paid on the Series A Preferred Stock, and as of March 31, 2001, the Company had accreted dividends of $6.5 million, and had reserved 130,829 additional shares of Series A Preferred Stock for the payment of such accreted dividends.

        Of the Named Executives, only Michael G. Lutz purchased shares of the Company's Common Stock pursuant to the 1993 Executive Equity Incentive Plan. Pursuant to such plan, Mr. Lutz financed 80% of the purchase price of the shares he purchased with a full recourse Company loan due in 2001. This loan was outstanding at the end of fiscal 1997, 1998, 1999 and 2000 and, as of March XX, 2001, was outstanding in the following amount and with the following interest rate: $44,000/6.83%.

        On August 23, 1996, Rakesh K. Kaul, the Company's former Chief Executive Officer and President, purchased 1,510,000 shares of Common Stock pursuant to the Long-Term Incentive Plan for Rakesh K. Kaul. Pursuant to such plan, Mr. Kaul financed 80% of the purchase price of such shares ($1,396,750) with a nonrecourse Company loan (the "Tandem Loan") originally due in four equal consecutive annual installments of $349,187.50, together with interest thereon. The Tandem Loan is secured by a pledge of such shares. In March 1998, the terms of the Tandem Loan were amended and restated to provide for payment due in two installments. The first installment of $349,187.50 was made by Mr. Kaul to the Company on August 23, 1997 and the balance of principal is due on August 23, 2000. The Tandem Loan, which bears interest at 6.84%, was outstanding at the end of fiscal 1997, 1998 and 1999 and, as of March 31, 2000, in the principal amount of $1,047,562. The Company has agreed to pay Mr. Kaul, on or before the due dates, a bonus equal to the amount of the principal and/or interest due on the Tandem Loan. The Company also paid Mr. Kaul a sign-on bonus equal to the amount of the purchase price of the shares required to be paid in cash. In addition, in connection with the amendment and restatement of the terms of the Tandem Loan in March 1998, a second note (the "Tax Note") was issued by Mr. Kaul to the Company in the amount of $211,729 to cover the tax consequences of the payment of the first installment on the Tandem Loan. The Tax Note bears interest at 6.84% and is due in full on August 23, 2001.

        Pursuant to an Executive Employment Agreement dated as of March 7, 1996 between the Company and Mr. Kaul, the Company and NAR were obligated to pay Mr. Kaul, within 30 days after each date as of which any stock option granted under the Long-Term Plan for Rakesh K. Kaul vested with respect to all or a portion of the shares of Common Stock covered by such option, an additional cash amount equal to the number of shares of Common Stock with respect to which such option became vested on such vesting date multiplied by the excess of (i) the lesser of the option price of such option or the fair market value on such vesting date (equal to the closing price of the Common Stock on the American Stock Exchange) of a share of Common Stock, over (ii) $1.03. Pursuant to such provision, the Company paid Mr. Kaul $349,083 and NAR paid Mr. Kaul an additional $142,977 from 1997 through 1999.

        Diana Quasha, the wife of Alan Quasha, a Director of the Company, entered into an employment agreement (the "Henre Employment Agreement") with Henre, Inc. ("Henre"), a subsidiary of the Company and party to a distribution arrangement with Compagnie de la Chine, on June 25, 1999. Pursuant to the Henre Employment Agreement, Ms. Quasha served as President of Henre retroactive to May 10, 1999 at the base salary of $115,000 per year. She was eligible for an annual cash bonus of up to fifty percent (50%) of her base salary, with a target of twenty-five percent (25%) of her base salary, based on the business's achieving planned performance levels. Under the Henre Employment Agreement, she also was entitled to receive a five percent (5%) non-voting equity stake in any joint venture between Henre and Compagnie de la Chine upon the formation of the joint venture company: one-half of this stake would vest over five (5) years in ten percent (10%) increments upon each anniversary date of her employment provided she remains employed and the other half would vest in the sole discretion of the Chief Executive Officer of the Company based on her performance. The distribution agreement under which any such joint venture would have been formed has been terminated. In addition, under the Henre Employment Agreement, Ms. Quasha was eligible to participate in the Company's various employee benefit plans and was entitled to three (3) weeks paid vacation per year.

        Ms. Quasha resigned as President of Henre effective January 5, 2001, and the Henre Employment Agreement has terminated. Under an Agreement and General Release of Claims between the Company and Ms. Quasha, the Company has agreed to pay Ms. Quasha discretionary severance of $57,500 over a period of six
(6) months. Ms. Quasha has released all claims against the Company and its subsidiaries.

        Paul Quattro, the brother-in-law of Michael Contino, Senior Vice President and Chief Information Officer of the Company, was hired by the Company in May 2000 as an independent contractor. Mr. Quattro held various project manager positions at Desius LLC in the internet group. Mr. Quattro's employment with the Company was terminated on January 5, 2001 in connection with the Company's cessation of operations with respect to Desius LLC. Mr. Quattro was paid $68,214.93 for his eight (8) months of service to the Company.

        On December 5, 2000, Mr. Shull, Meridian, and the Company entered into the Services Agreement. See "Employment Contracts, Termination of Employment and Change-in-Control Arrangements."

        Either the Company's Board of Directors, a committee of the Company's Board of Directors, or the Shareholders have approved these relationships and transactions and, to the extent that such arrangements are available from non-affiliated parties, all relationships and transactions are on terms no less favorable to the Company than those available from non-affiliated parties.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.


April 26, 2001                  HANOVER DIRECT, INC.
                                (Registrant)

                                By: /s/ Thomas C. Shull
                                   ---------------------------------------------
                                           Thomas C. Shull
                                           President and Chief Executive Officer
                                           (On behalf of the registrant and as
                                                principal executive officer)



        Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated below.

Principal Officers:

        /s/ Brian C. Harriss
        ---------------------------------------------
        Brian C. Harriss, Executive Vice President and
                 Chief Financial Officer
           (principal financial officer)

        /s/ William C. Kingsford
        -------------------------------------------
        William C. Kingsford, Vice President and
                 Corporate Controller
           (principal accounting officer)

Board of Directors:

        /s/ Ralph Destino
        -------------------------------------------
        Ralph Destino, Director

        /s/ Alan Grieve
        -------------------------------------------
        Alan Grieve, Director

        /s/ J. David Hakman
        -------------------------------------------
        J. David Hakman, Director

        /s/ June R. Klein
        -------------------------------------------
        June R. Klein, Director


        -------------------------------------------
        Theodore H. Kruttschnitt, Director

        /s/ Kenneth Krushel
        -------------------------------------------
        Kenneth Krushel, Director


        -------------------------------------------
        Eloy Michotte, Director

        /s/ Alan G. Quasha
        -------------------------------------------
        Alan G. Quasha, Director


        /s/ Thomas C. Shull
        -------------------------------------------
        Thomas C. Shull, Director


        /s/ Robert F. Wright
        -------------------------------------------
        Robert F. Wright, Director


Date:  April 26, 2001