Form 10-Q
period 2001-03-31
HANOVER DIRECT INC
filed 2001-05-15
CIK 320333

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     Common stock, par value $.66 2/3 per share: 212,186,331 shares outstanding as of May 11, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              HANOVER DIRECT, INC.

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
Part I -- Financial Information
  Item 1. Financial Statements
     Condensed Consolidated Balance Sheets -- March 31, 2001
      and December 30, 2000.................................    2
     Condensed Consolidated Statements of Income
      (Loss) -- 13-weeks ended March 31, 2001 and March 25,
      2000..................................................    3
     Condensed Consolidated Statements of Cash
      Flows -- 13-weeks ended March 31, 2001 and March 25,
      2000..................................................    4
     Notes to Condensed Consolidated Financial Statements...    5
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   11
  Item 3. Quantitative and Qualitative Disclosures about
     Market Risk............................................   15
Part II -- Other Information
  Item 1. Legal Proceedings.................................   16
  Item 5. Other Information.................................   16
  Item 6. Exhibits and Reports on Form 8-K..................   16
  Signature.................................................   18

                        PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     HANOVER DIRECT, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 30,
                                                                2001          2000
                                                              ---------   ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   3,529    $   1,691
  Accounts receivable, net..................................     22,550       27,703
  Inventories...............................................     67,281       69,612
  Prepaid catalog costs.....................................     23,638       23,084
  Deferred tax asset, net...................................      3,300        3,300
  Other current assets......................................      3,160        3,056
                                                              ---------    ---------
          Total Current Assets..............................    123,458      128,446
                                                              ---------    ---------
PROPERTY AND EQUIPMENT, AT COST:
  Land......................................................      4,724        4,724
  Buildings and building improvements.......................     23,446       23,442
  Leasehold improvements....................................     12,284       12,624
  Furniture, fixtures and equipment.........................     59,959       59,773
  Construction in progress..................................        278          647
                                                              ---------    ---------
                                                                100,691      101,210
  Accumulated depreciation and amortization.................    (56,456)     (55,570)
                                                              ---------    ---------
  Property and equipment, net...............................     44,235       45,640
                                                              ---------    ---------
  Goodwill, net.............................................     15,685       15,816
  Deferred tax asset, net...................................     11,700       11,700
  Other assets..............................................      1,257        1,417
                                                              ---------    ---------
          Total Assets......................................  $ 196,335    $ 203,019
                                                              =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Current portion of long-term debt and capital lease
     obligations............................................  $   3,660    $   3,718
  Accounts payable..........................................     62,089       67,858
  Accrued liabilities.......................................     25,311       34,443
  Customer prepayments and credits..........................      5,639        5,592
                                                              ---------    ---------
          Total Current Liabilities.........................     96,699      111,611
                                                              ---------    ---------
NON-CURRENT LIABILITIES:
  Long-term debt............................................     51,016       35,318
  Other.....................................................      8,238        8,914
                                                              ---------    ---------
          Total Non-current Liabilities.....................     59,254       44,232
                                                              ---------    ---------
          Total Liabilities.................................    155,953      155,843
                                                              ---------    ---------
SERIES A CUMULATIVE PARTICIPATING PREFERRED STOCK, mandatory redemption at $50 per share ($70,000), 2,345,000 shares
  authorized, 1,530,829 shares issued at March 31, 2001 and
  1,475,498 shares issued at December 30, 2000..............     74,525       71,628
SHAREHOLDERS' EQUITY (DEFICIT):
  Common Stock, $.66 2/3 par value, 300,000,000 shares
     authorized; 214,425,498 shares issued at March 31, 2001
     and December 30, 2000..................................    142,951      142,951
  Capital in excess of par value............................    305,546      307,595
  Accumulated deficit.......................................   (479,293)    (471,651)
                                                              ---------    ---------
                                                                (30,796)     (21,105)
                                                              ---------    ---------
Less:
  Treasury stock, at cost (2,239,167 shares at March 31,
     2001 and 729,167 shares at December 30, 2000)..........     (2,930)      (2,223)
  Notes receivable from sale of Common Stock................       (417)      (1,124)
                                                              ---------    ---------
          Total Shareholders' Equity (Deficit)..............    (34,143)     (24,452)
                                                              ---------    ---------
          Total Liabilities and Shareholders' Equity
          (Deficit).........................................  $ 196,335    $ 203,019
                                                              =========    =========

           See notes to Condensed Consolidated Financial Statements.

                     HANOVER DIRECT, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              FOR THE 13-WEEKS ENDED
                                                              ----------------------
                                                              MARCH 31,    MARCH 25,
                                                                2001         2000
                                                              ---------    ---------
NET REVENUES................................................  $144,294     $130,150
                                                              --------     --------
OPERATING COSTS AND EXPENSES:
  Cost of sales and operating expenses......................    92,411       88,230
  Special charges...........................................     1,056           --
  Selling expenses..........................................    39,378       31,967
  General and administrative expenses.......................    15,296       17,853
  Depreciation and amortization.............................     1,959        2,459
                                                              --------     --------
                                                               150,100      140,509
                                                              --------     --------
(LOSS) FROM OPERATIONS......................................    (5,806)     (10,359)
                                                              --------     --------
(LOSS) BEFORE INTEREST AND TAXES............................    (5,806)     (10,359)
  Interest expense, net.....................................     1,806        3,014
                                                              --------     --------
  (Loss) before income taxes................................    (7,612)     (13,373)
  Income tax provision......................................        30           75
                                                              --------     --------
NET (LOSS) AND COMPREHENSIVE (LOSS).........................    (7,642)     (13,448)
  Preferred stock dividends and accretion...................     2,880           87
                                                              --------     --------
NET (LOSS) APPLICABLE TO COMMON SHAREHOLDERS................  $(10,522)    $(13,535)
                                                              ========     ========
NET (LOSS) PER COMMON SHARE:
  Net (loss) per common share -- basic and diluted..........  $   (.05)    $   (.06)
                                                              ========     ========
  Weighted average common shares outstanding -- basic and
    diluted (thousands).....................................   212,468      211,930
                                                              ========     ========

           See notes to Condensed Consolidated Financial Statements.

                     HANOVER DIRECT, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                              FOR THE 13-WEEKS ENDED
                                                              ----------------------
                                                              MARCH 31,    MARCH 25,
                                                                2001         2000
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)..................................................  $ (7,642)    $(13,448)
Adjustments to reconcile net (loss) to net cash (used) by
  operating activities:
  Depreciation and amortization, including deferred fees....     2,115        4,143
  Provision for doubtful accounts...........................         2          784
  Special charges...........................................     1,056           --
  Compensation expense related to stock options.............       831          797
Changes in assets and liabilities:
  Accounts receivable.......................................     5,155        1,683
  Inventories...............................................     2,331       (1,076)
  Prepaid catalog costs.....................................      (554)      (4,397)
  Accounts payable..........................................    (5,769)      (3,876)
  Accrued liabilities.......................................   (10,188)       1,356
  Customer prepayments and credits..........................        47          329
  Other, net................................................       (44)          26
                                                              --------     --------
Net cash (used) by operating activities.....................   (12,660)     (13,679)
                                                              --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment....................      (483)        (623)
  Proceeds from sale of Blue Ridge Associates...............        --          838
                                                              --------     --------
Net cash provided (used) by investing activities............      (483)         215
                                                              --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under Congress revolving loan facility.....    16,592       23,252
  Net borrowings (payments) under Congress term loan
     facility...............................................      (894)      12,325
  Borrowing under Richemont line of credit facility.........        --        5,000
  Redemption of Term financing facility.....................        --      (16,000)
  Redemption of Industrial Revenue Bonds....................        --       (8,000)
  Payment of debt issuance costs............................        --       (1,899)
  Proceeds from issuance of Common Stock....................        --          301
  Series B Convertible Additional Preferred Stock
     dividends..............................................        --         (920)
  Other, net................................................      (717)         (68)
                                                              --------     --------
Net cash provided by financing activities...................    14,981       13,991
                                                              --------     --------
Net increase in cash and cash equivalents...................     1,838          527
Cash and cash equivalents at the beginning of the year......     1,691        2,849
                                                              --------     --------
Cash and cash equivalents at the end of the period..........  $  3,529     $  3,376
                                                              ========     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
  Interest..................................................  $  1,600     $  1,488
                                                              ========     ========
  Income taxes..............................................  $     33     $     88
                                                              ========     ========
Non-cash investing and financing activities:
  Redemption of Series B Convertible Additional Preferred
     Stock..................................................  $     --     $  6,349
                                                              ========     ========
  Stock dividend and accretion of Series A Cumulative
     Participating Preferred Stock..........................  $  2,880     $     --
                                                              ========     ========
  Capital lease obligations.................................  $     --     $     84
                                                              ========     ========

           See notes to Condensed Consolidated Financial Statements.

                     HANOVER DIRECT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Reference should be made to the annual financial statements, including the footnotes thereto, included in the Hanover Direct, Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended December 30, 2000. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial condition, results of operations and cash flows of the Company and its consolidated subsidiaries for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. RETAINED EARNINGS RESTRICTIONS

     The Company is restricted from paying dividends at any time on its Common Stock or from acquiring its capital stock by certain debt covenants contained in agreements to which the Company is a party.

3. NET (LOSS) PER SHARE

     Net (loss) per share is computed using the weighted average number of common shares outstanding in accordance with the provisions of SFAS No. 128, "Earnings Per Share." The weighted average number of shares used in the calculation for both basic and diluted net (loss) per share for the quarterly periods ended March 31, 2001 and March 25, 2000 was 212,468,419 and 211,929,722
shares, respectively. Diluted earnings per share equals basic earnings per share as the dilutive calculation would have an anti-dilutive impact as a result of the net losses incurred during the quarterly periods ended March 31, 2001 and March 25, 2000, respectively. The number of potentially dilutive securities excluded from the calculation of diluted earnings per share were 4,006 and 7,806,734 common share equivalents for the quarterly periods ended March 31, 2001 and March 25, 2000, respectively.

4. SEGMENT REPORTING

     In prior years the Company reported two separate operating and reporting segments: direct commerce and business to business ("B-to-B") e-commerce transaction services. In conjunction with the Company's previously announced strategic business realignment program, the Company has (1) terminated an inter-company services agreement between erizon and Hanover Brands effective December 30, 2000, (2) ceased the Desius LLC business operations of erizon and (3) announced the expected closure of erizon's leased fulfillment and telemarketing facility in Maumelle, Arkansas. As a result of these actions, the Company's business to business revenues in fiscal 2001 and beyond will be materially reduced and for the foreseeable future will be limited to third party clients serviced by Keystone Internet Services. Taken in conjunction with the Company's announced intention to direct resources primarily towards growth in core brands, these actions have caused the Company, pursuant to SFAS 131, to report results for the consolidated operations of Hanover Direct, Inc. as one segment commencing in fiscal year 2001.

5. COMMITMENTS AND CONTINGENCIES

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

                     HANOVER DIRECT, INC. AND SUBSIDIARIES

The complaint sets forth claims for breach of contract, unjust enrichment, recovery of money paid absent consideration, fraud and a claim under the New Jersey Consumer Fraud Act. The complaint alleges that the Company charges its customers for delivery insurance even though, among other things, the Company's common carriers already provide insurance and the insurance charge provides no benefit to the Company's customers. Plaintiff also seeks a declaratory judgment as to the validity of the delivery insurance. The damages sought are (i) an order directing the Company to return to the plaintiff and class members the "unlawful revenue" derived from the insurance charges, (ii) declaring the rights of the parties, (iii) permanently enjoining the Company from imposing the insurance charge, (iv) awarding threefold damages of less than $75,000 per plaintiff and per class member, and (v) attorney's fees and costs. The Company's motion to dismiss is pending and discovery has commenced. The plaintiff has deposed a number of individuals. On April 12, 2001, the Court held a hearing on plaintiff's class certification motion. A ruling on plaintiff's motion is expected during the Company's third quarter. The Company believes it has defenses against the claims; however, it is too early to determine the outcome or range of potential settlement which could have a material impact on the Company's results of operations if settled in a future period.

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

     Pursuant to a contract with Triad Marketing Group, Inc. ("Triad"), the Company maintains the books and records for The Shopper's Edge up-sell program which includes responsibility for collecting revenues and paying both Triad and the Company their appropriate fees and profits. In the first quarter of 2001, all up-sell activities related to The Shopper's Edge program ceased, and the services provided have been limited to the renewal of exiting members. As a result of a Florida Temporary Restraining Order ("TRO"), directed at an individual associated with Triad and not the Company, all fees and profits were frozen with the result that there was a receivable from Triad during the quarterly period ended March 31, 2001, representing amounts due the Company for solicitation fees earned. The Company's outside counsel entered into discussions with the Florida Attorney General's office. Following such discussions, on or about March 30, 2001, these funds were released with the result that the Company recovered the amount due it for fees earned.

     The Company is involved in negotiations with Rakesh K. Kaul, the Company's former President and Chief Executive Officer, regarding the amount of cash and benefits to which Mr. Kaul is entitled as a result of his resignation on December 5, 2000. The Company agrees with certain claims made on behalf of Mr. Kaul, including Mr. Kaul's entitlement to receive in excess of $3,000,000 as payment of short-term bonus, severance payable to Mr. Kaul under his Employment Agreement, and benefits continuation. The Company disagrees with other claims made on behalf of Mr. Kaul including that Mr. Kaul is entitled to benefits under the Key Executive Thirty Six Month Salary Continuation Plan, the valuation of Mr. Kaul's options in erizon, Inc., and whether Mr. Kaul is entitled to a bonus in connection with the Tandem Plan. The Company does not intend to make any payments to Mr. Kaul, other than salary and benefits continuation, until all outstanding issues are resolved and Mr. Kaul executes a general release in favor of the Company. No legal proceedings have been commenced to date with respect to this matter.

                     HANOVER DIRECT, INC. AND SUBSIDIARIES

     In addition, the Company is involved in various routine lawsuits of a nature, which are deemed customary and incidental to its businesses. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Company's financial position or results of operations.

6. CHANGES IN MANAGEMENT AND EMPLOYMENT AGREEMENTS

     On April 25, 2001, Brian C. Harriss, the Senior Vice President and Chief Financial Officer of the Company, was elevated to the positions of Executive Vice President and Chief Financial Officer of the Company; Michael D. Contino, the Senior Vice President and Chief Information Officer of the Company, was elevated to the positions of Executive Vice President and Chief Operating Officer of the Company; Charles F. Messina, the Senior Vice President, Human Resources of the Company, was elevated to the positions of Executive Vice President and Chief Administrative Officer and Secretary of the Company; Jeffrey Potts, the Senior Vice President, D-Commerce and New Ventures of the Company, was elevated to the position of President of Home Brands of the Company; and Charles Blue was elected to the position of Senior Vice President of Finance of the Company.

     During the quarter ended March 31, 2001, Richard B. Hoffman resigned as President and Chief Operating Officer of Hanover Brands, Inc., Ralph J. Bulle resigned as Senior Vice President, Human Resources of the Company, Curt B. Johnson resigned as Senior Vice President and General Counsel and Secretary of the Company and Michael G. Lutz resigned as Executive Vice President and Chief Operating Officer of the Company.

     Effective April 27, 2001, the Company terminated the Hanover Direct, Inc. Key Executive Thirty-Six Month Compensation Continuation Plan and the Hanover Direct, Inc. Key Executive Twenty-Four Month Compensation Plan. Effective April 27, 2001, the Company established the Hanover Direct, Inc. Key Executive Eighteen Month Compensation Continuation Plan (the "Executive Plan") for its Chief Executive Officer, corporate executive vice presidents, corporate senior vice presidents, strategic unit presidents, and other employees selected by its Chief Executive Officer. The purpose of the Executive Plan is to attract and retain key management personnel by reducing uncertainty and providing greater personal security in the event of a Change of Control. For purposes of the Executive Plan, a "Change of Control" will occur: (i) when any person becomes, through an acquisition, the beneficial owner of shares of the Company having at least 50% of the total number of votes that may be cast for the election of directors of the Company (the "Voting Shares"); provided, however, that the following acquisitions shall not constitute a Change of Control: (a) if a person owns less than 50% of the voting power of the Company and that person's ownership increases above 50% solely by virtue of an acquisition of stock by the Company, then no Change of Control will have occurred, unless and until that person subsequently acquires one or more additional shares representing voting power of the Company; or (b) any acquisition by a person who as of the date of the establishment of the Executive Plan owned at least 33% of the Voting Shares;
(ii)(a) notwithstanding the foregoing, a Change of Control will occur when the shareholders of the Company approve any of the following (each, a "Transaction"): (I) any reorganization, merger, consolidation or other business combination of the Company; (II) any sale of 50% or more of the Company's assets; or (III) a complete liquidation or dissolution of the Company; (b) notwithstanding (ii)(a), shareholder approval of either of the following types of Transactions will not give rise to a Change of Control: (I) a Transaction involving only the Company and one or more of its subsidiaries; or (II) a Transaction immediately following which the shareholders of the Company immediately prior to the Transaction continue to have a majority of the voting power in the resulting entity; (iii) when, within any 24 month period, persons who were directors of the Company (each, a "Director") immediately before the beginning of such period (the "Incumbent Directors") cease (for any reason other than death or disability) to constitute at least a majority of the Board of Directors or the board of directors of any successor to the Company (For purposes of (iii), any Director who was not a Director as of the effective date of the Executive Plan will be deemed to be an Incumbent Director if such Director was elected to the Board of Directors by, or on the recommendation of, or with the approval of, at least a majority of the members of the Board of

                     HANOVER DIRECT, INC. AND SUBSIDIARIES

Directors or the nominating committee who, at the time of the vote, qualified as Incumbent Directors either actually or by prior operation of (iii), and any persons (and their successors from time to time) who are designated by a holder of 33% or more of the Voting Shares to stand for election and serve as Directors in lieu of other such designees serving as Directors on the effective date of the Executive Plan shall be considered Incumbent Directors. Notwithstanding the foregoing, any director elected to the Board of Directors to avoid or settle a threatened or actual proxy contest shall not, under any circumstances, be deemed to be an Incumbent Director); or (iv) when the Company sells, assigns or transfers more than 50% of its interest in, or the assets of, one or more of its subsidiaries (each, a "Sold Subsidiary" and, collectively, the "Sold Subsidiaries"); provided, however, that such a sale, assignment or transfer will constitute a Change of Control only for: (a) the Executive Plan participants who are employees of that Sold Subsidiary; and (b) the Executive Plan participants who are employees of a direct or indirect parent company of one or more Sold Subsidiaries, and then only if: (I) the gross assets of such parent company's Sold Subsidiaries constitute more than 50% of the gross assets of such parent company (calculated on a consolidated basis with the direct and indirect subsidiaries of such parent company and with reference to the most recent balance sheets of the Sold Subsidiaries and the parent company); (II) the property, plant and equipment of such parent company's Sold Subsidiaries constitute more than 50% of the property, plant and equipment of such parent company (calculated on a consolidated basis with the direct and indirect subsidiaries of such parent company and with reference to the most recent balance sheets of the Sold Subsidiaries and the parent company); or (III) in the case of a publicly-traded parent company, the ratio (as of the date a binding agreement for the sale is entered) of (x) the capitalization (based on the sale price) of such parent company's Sold Subsidiaries, to (y) the market capitalization of such parent company, is greater than 0.50. (For purposes of (iv), a Transaction shall be deemed to involve the sale of more than 50% of a company's assets if: (a) the gross assets being sold constitute more than 50% of the gross assets of the company as stated on the most recent balance sheet of the company; (b) the property, plant and equipment being sold constitute more than 50% of the property, plant and equipment of the company as stated on the most recent balance sheet of the company; or (c) in the case of a publicly-traded company, the ratio (as of the date a binding agreement for the sale is entered) of (x) the capitalization (based on the sale price) of the division, subsidiary or business unit being sold, to (y) the market capitalization of the company, is greater than 0.50. For purposes of this (iv), no Change of Control will be deemed to have occurred if, immediately following a sale, assignment or transfer by the Company of more than 50% of its interest in, or the assets of, a Sold Subsidiary, any shareholder of the Company owning 33% or more of the voting power of the Company immediately prior to such transactions, owns no less than the equivalent percentage of the voting power of the Sold Subsidiary.)

     An Executive Plan participant shall be entitled to Change of Control Benefits under the Executive Plan solely if there occurs a Change of Control and thereafter the Company terminates his/her employment other than For Cause (as defined in the Executive Plan) or the participant voluntarily terminates his/her employment with the Company For Good Reason (as defined in the Executive Plan), in either case, solely during the 2 year period immediately following the Change of Control. A participant will not be entitled to Change of Control Benefits under the Executive Plan if: (i) he/she voluntarily terminates his/her employment with the Company or has his/her employment with the Company terminated by the Company, in either case, prior to a Change of Control, (ii) he/she voluntarily terminates employment with the Company following a Change of Control but other than For Good Reason, (iii) he/she is terminated by the Company following a Change of Control For Cause, (iv) has his/her employment with the Company terminated solely on account of his/her death, (v) he/she voluntarily or involuntarily terminates his/her employment with the Company following a Change of Control as a result of his/her Disability (as defined in the Executive Plan), or (vi) his/her employment with the Company is terminated by the Company upon or following a Change of Control but where he/she receives an offer of comparable employment, regardless of whether the participant accepts the offer of comparable employment.

                     HANOVER DIRECT, INC. AND SUBSIDIARIES

     The Change of Control Benefits under the Executive Plan are as follows: (i) an amount equal to 18 months of the participant's annualized base salary; (ii) an amount equal to the product of 18 multiplied by the applicable monthly premium that would be charged by the Company for COBRA continuation coverage for the participant, the participant's spouse and the dependents of the participant under the Company's group health plan in which the participant was participating and with the coverage elected by the participant, in each case immediately prior to the time of the participant's termination of employment with the Company;
(iii) an amount equal to 18 months of the participant's car allowance then in effect as of the date of the termination of the participant's employment with the Company; and (iv) an amount equal to the cost of 12 months of executive-level outplacement services at a major outplacement services firm.

     On April 30, 2001, Thomas C. Shull, the Company's Chief Executive Officer, Meridian Ventures, LLC and the Company entered into a letter agreement (the "Letter Agreement") specifying Mr. Shull's rights under the Company's Key Executive Eighteen Month Compensation Continuation Plan (the "Executive Plan"), which is discussed above. Under the Letter Agreement, Mr. Shull and Meridian agreed that, so long as the Executive Plan is in effect and Mr. Shull is a Participant thereunder, Meridian and Mr. Shull will accept the Change in Control Benefits provided for in the Executive Plan in lieu of the compensation contemplated by the Services Agreement between them (which benefits amounts will not be offset against the Flat Fee provided for in the Services Agreement and shall be payable at such times and in such amounts as provided in the Executive Plan rather than in a lump sum payable within five business days after the termination date of the Services Agreement as contemplated by the Services Agreement). For purposes of the Change in Control Benefits under the Executive Plan and the Letter Agreement, Mr. Shull's annualized base salary is $600,000. In addition to the benefits provided by the Services Agreement, Mr. Shull and those persons named in the Services Agreement shall also be entitled to the optional cash out of stock options as provided in the Executive Plan. Under the Letter Agreement, Mr. Shull is also entitled to payment of one year annual base salary in the event he is terminated without cause during any period of his continued employment as the Chief Executive Officer of the Company following the termination of the Services Agreement. The participation and benefits to which Mr. Shull is entitled under the Executive Plan shall also survive the termination of the Services Agreement pursuant to the terms thereof in the event that Mr. Shull is still employed as the Chief Executive Officer of the Company and is a Participant under the Executive Plan. Should the Executive Plan no longer be in effect or Mr. Shull no longer be a Participant thereunder, Meridian and Mr. Shull shall continue to be entitled to the compensation contemplated by the Services Agreement.

     Effective May 3, 2001, the Company's Board of Directors established the Hanover Direct, Inc. Directors Change of Control Plan (the "Directors Plan") for all directors of the Company (each, a "Director") except for (i) any Director who is also an employee of the Company for purposes of the Federal Insurance Contributions Act; or (ii) any persons (and their successors from time to time) who are designated by a holder of thirty-three percent (33%) or more of the Voting Shares to stand for election and serve as a Director. For purposes of the Directors Plan, a "Change of Control" will occur upon the occurrence of any of the events specified in item (i), (ii) or (iii) of the definition of "Change in Control" under the Executive Plan, as discussed above.

     A participant in the Directors Plan shall be entitled to receive a Change of Control Payment under the Directors Plan if there occurs a Change of Control and he/she is a Director on the effective date of such Change of Control. A Change of Control Payment under the Directors Plan shall be an amount equal to the greater of (i) $40,000 or (ii) 150% of the sum of the annual retainer fee, meeting fees and per diem fees paid to a Director for his/her service on the Board of Directors of the Company during the 12-month period immediately preceding the effective date of the Change of Control.

7. SPECIAL CHARGES

     In December 2000, the Company recorded special charges aggregating approximately $19.1 million. These charges consist of severance ($5.0 million), facility exit costs ($5.9 million) and fixed asset write-offs

                     HANOVER DIRECT, INC. AND SUBSIDIARIES

($8.2 million, of which $7.2 million is non-cash) related to the Company's previously announced strategic business realignment program which included (1) the elimination of approximately 285 full time employee ("FTE") positions across all its business units; (2) the closure of the Company's Always in Style business; (3) the discontinuance by Hanover Brands of the under-performing Turiya, Kitchen & Home and Domestications Kitchen & Garden catalogs while incorporating some of the product offerings within continuing catalogs; (4) the termination by Hanover Brands of its marketing agreement with Compagnie de la Chine; (5) the closure by Hanover Brands of certain retail outlets and a satellite facility in New Jersey; (6) the expected closure by erizon of its leased fulfillment and telemarketing facility in Maumelle, Arkansas; and (7) the immediate cessation by erizon of the operations of Desius LLC.

     Such actions were taken in an effort to direct the Company's resources primarily towards continued profitable growth in Hanover Brands, such as The Company Store, Domestications, Improvements and Silhouettes brands, while reducing costs in all areas of the business and eliminating investments activities that had not yet generated sufficient revenue to produce profitable returns. erizon intends to consolidate the Maumelle operations within its remaining facilities and intends to provide the bulk of its fulfillment services for third party clients of its Keystone Internet Services, Inc. ("Keystone") subsidiary within its existing operations. The consolidation of Keystone's activities in other facilities is intended to provide a better opportunity to focus resources, particularly customer service support, on clients to service their needs.

     In the first quarter of 2001 an additional amount for special charges was recorded in the amount of $1.1 million which consisted primarily of severance costs related to the elimination of an additional 46 FTE positions across all divisions of the Company's business as part of the strategic realignment program. Payments applied against the reserve during this period included $1.9 million of severance and $1.1 million of facility exit costs which was in line with management's expectations.

     As of the end of the quarter, a liability is included on the Company's balance sheet related to future costs in connection with the Company's strategic business realignment program:

     Severance -- The cost of employee severance includes termination benefits for line and supervisory personnel in fulfillment, telemarketing, MIS, merchandising, and various levels of corporate and catalog management. Approximately $4.0 million of these costs are recorded in accrued liabilities in the accompanying Consolidated Balance Sheet at March 31, 2001.

     Facility Exit Costs and Fixed Asset Write-offs -- These costs are primarily related to the Company's decision to close its fulfillment center in Maumelle, Arkansas, exit office space located in Edgewater, New Jersey and close several of its retail outlets. Furthermore, costs associated with closing the Always in Style business and terminating its marketing agreement with Compagnie de la Chine are included in the amount written off. Approximately $3.3 million of these costs is included in accrued liabilities at March 31, 2001, and an additional $2.3 million is included in non-current other liabilities, as they will not be paid until 2002 or later.

8. SUBSEQUENT EVENTS

     On May 3, 2001, as part of the Company's strategic business realignment program, the Company sold its fulfillment warehouse in Hanover, Pennsylvania (the "Kindig Lane Property") and certain equipment located therein for $4.7 million to an unrelated third party. Substantially all of the net proceeds of the sale were paid to Congress Financial Corporation and applied to a repayment in full of the Tranche A Term Loan made to Hanover Direct Pennsylvania, Inc., an affiliate of the Company, and to a partial repayment of the indebtedness under the Congress Credit Facility. The Company will continue to use the Kindig Lane Property under a lease agreement with the third party until summer 2001, and will lease a portion of the Kindig Lane Property until August 2002. The Company intends to transition the activities of the Kindig Lane Property into the Company's fulfillment center in Roanoke, Virginia.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth, for the fiscal periods indicated, the percentage relationship to net revenues of certain items in the Company's Condensed Consolidated Statements of Income (Loss):

                                                             13-WEEKS ENDED
                                                         ----------------------
                                                         MARCH 31,    MARCH 25,
                                                           2001         2000
                                                         ---------    ---------
Net revenues...........................................    100.0%       100.0%
Cost of sales and operating expenses...................     64.0         67.8
Special charges........................................      0.7          0.0
Selling expenses.......................................     27.3         24.6
General and administrative expenses....................     10.6         13.7
Depreciation and amortization..........................      1.4          1.9
(Loss) from operations.................................     (4.0)        (8.0)
Interest expense, net..................................      1.3          2.3
Net (loss) and comprehensive (loss)....................     (5.3)%      (10.3)%

RESULTS OF OPERATIONS -- 13-WEEKS ENDED MARCH 31, 2001 COMPARED WITH THE 13-WEEKS ENDED MARCH 25, 2000

     Net (Loss) and Comprehensive (Loss). The Company reported a net loss of $7.6 million or $(.05) per share for the 13-weeks ended March 31, 2001 compared with a net loss of $13.4 million or $(.06) per share for the comparable period last year. The per share amounts were calculated based on weighted average shares outstanding of 212,468,419 and 211,929,722 for the current and prior year periods, respectively. This increase in weighted average shares was due to the conversion of 1,510,000 common shares into treasury shares.

     Compared to the comparable period last year, the $5.8 million decrease in net loss was primarily due to:

(i)  increased net revenues;

(ii) improvement in cost of sales and operating expenses as a percentage of net revenues;

(iii) reduction in general and administrative expenses; and

(iv)  reduction in interest expense, net;

partially offset by:

(i) increased special charges associated with the Company's strategic realignment program; and

(ii) increased selling expenses.

     Net Revenues. Net revenues increased $14.1 million (10.9%) for the 13-week period ended March 31, 2001 to $144.3 million from $130.1 million for the comparable period in 2000. This increase was primarily due to improved demand across four core brands, Domestications, Improvements, Silhouettes and The Company Store. The number of customers who made a purchase from the Company's catalogs during the 12 months preceding March 31, 2001 was 5.3 million as compared with 4.9 million during the 12 months preceding March 25, 2000. The Company circulated approximately 72.4 million catalogs during the 2001 period versus approximately 69.3 million catalogs during the 2000 period.

     Cost of Sales and Operating Expenses. Cost of sales and operating expenses decreased to 64.0% of net revenues for the 13-week period ended March 31, 2001 as compared to 67.8% of net revenues for the comparable period in 2000. This change is primarily due to an increase in the amount of direct import merchandise, which has a favorable impact on merchandise cost as compared to net revenue. Also contributing to the decrease are the reduced overhead costs in information technology and the distribution centers related to the Company's strategic business realignment program.

     Selling Expenses. Selling expenses increased to 27.3% of revenues for the 13-weeks ended March 31, 2001 from 24.6% for the comparable period in 2000, primarily due to the roll out of a new catalog mailing, which was tested during the fourth quarter of 2000.

     General and Administrative Expenses. General and administrative expenses were 10.6% of net revenues for the 13-weeks ended March 31, 2001 versus 13.7% of net revenues for the comparable period in 2000. The 14.3% decrease reflects the Company's strategic realignment activities.

     Depreciation and Amortization. Depreciation and amortization decreased to 1.4% of net revenues for the 13-weeks ended March 31, 2001 from 1.9% for the comparable period in 2000. The decrease is a result of the complete amortization of a major computer system in the year 2000.

     Loss from Operations. The Company's loss from operations decreased by $4.6 million to $5.8 million for the 13-weeks ended March 31, 2001 from a loss of $10.4 million for the comparable period in 2000.

     Interest Expense, Net. Interest expense, net decreased $1.2 million to $1.8 million for the 13-weeks ended March 31, 2001 as compared to the same period last year. The first quarter of 2000 contained a one-time commitment fee and the accelerated amortization of deferred financing costs due to refinancing the credit facility with Congress Financial Corporation. The absence of these costs for the 13-weeks ended March 31, 2001 was partially offset by higher interest costs in the first quarter of 2001 resulting from an increase in average borrowings.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operating activities. During the quarterly period ended March 31, 2001, net cash used by operating activities was $12.7 million. This was primarily due to net losses which, when adjusted for depreciation, amortization and other non-cash items, comprised $5.0 million of operating cash used in the period. Additionally, cash outflows resulted from the reduction in accrued liabilities and accounts payable partially offset by decreases in net accounts receivable and inventories.

     Net cash used by investing activities. During the quarterly period ended March 31, 2001, net cash used by investing activities was $0.5 million, which was due to capital expenditures primarily for computer software.

     Net cash provided by financing activities. During the quarterly period ended March 31, 2001, net cash provided by financing activities was $15.0 million, which was primarily due to net borrowings under the Congress revolving loan facility.

     Congress Credit Facility. On March 24, 2000, the Company amended its credit facility with Congress Financial Corporation ("Congress") to provide the Company with a maximum credit line, subject to certain limitations, of up to $82.5 million (the "Congress Credit Facility"). The Congress Credit Facility, as amended, expires on January 31, 2004 and is comprised of a revolving loan facility, a $17.5 million Tranche A Term Loan and a $7.5 million Tranche B Term Loan. Total cumulative borrowings, however, are subject to limitations based upon specified percentages of eligible receivables and eligible inventory, and the Company is required to maintain $3.0 million of excess credit availability at all times. The Congress Credit Facility, as amended, is secured by all the assets of the Company and places restrictions on the incurrence of additional indebtedness and on the payment of Common Stock dividends. As of March 31, 2001, the Company had $53.8 million of borrowings outstanding under the amended Congress Credit Facility comprised of $32.3 million under the revolving loan facility, and $14.0 million and $7.5 million of Tranche A Term Loans and Tranche B Term Loans, respectively. The Company may draw upon the amended Congress Credit Facility to fund working capital requirements as needed.

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

     On May 3, 2001, as part of the Company's strategic business realignment program, the Company sold its fulfillment warehouse in Hanover, Pennsylvania (the "Kindig Lane Property") and certain equipment located therein for $4.7 million to an unrelated third party. Substantially all of the net proceeds of the sale were paid to

Congress Financial Corporation and applied to a repayment in full of the Tranche A Term Loan made to Hanover Direct Pennsylvania, Inc., an affiliate of the Company, and to a partial repayment of the indebtedness under the Congress Credit Facility.

     The Company has received a letter from the American Stock Exchange (the "AMEX") notifying the Company that the Company is below certain of the AMEX's continued listing guidelines set forth in the AMEX Company Guide. The AMEX has instituted a review of the Company's eligibility for continuing listing of the Company's common stock on the AMEX. The Company is in discussions with the AMEX.

     General. At March 31, 2001, the Company had $3.5 million in cash and cash equivalents compared with $3.4 million at March 25, 2000. Working capital and current ratios at March 31, 2001 were $26.8 million and 1.28 to 1 versus $19.6 million and 1.20 to 1 at March 25, 2000. Total cumulative borrowings, including financing under capital lease obligations, as of March 31, 2001, aggregated $54.7 million, $51.0 million of which is classified as long-term. Remaining availability under the Congress Revolving Credit Facility, as of March 31, 2001, was $28.7 million ($32.2 million including cash on hand). Capital commitments at March 31, 2001 totaled approximately $0.5 million, principally for computer software. Management believes that the Company has sufficient liquidity and availability under its credit agreements to fund its planned operations through at least December 29, 2001. Achievement of the cost saving and other objectives of the Company's strategic business realignment plan is critical to the maintenance of adequate liquidity.

SEASONALITY

     The revenues and business for the Company are seasonal. The Company processes and ships more catalog orders during the fourth quarter holiday season than in any other quarter of the year. Accordingly, the Company recognizes a disproportionate share of annual revenue during the last three months of the year.

RECENTLY ISSUED ACCOUNTING STANDARDS

     The Company was required to adopt the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendment in SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as of December 31, 2000. These pronouncements require companies to reflect the fair value of all derivative instruments, including those embedded in other contracts, as assets or liabilities in a company's financial statements. Changes in fair value of derivative instruments is generally reflected in earnings, with the exception of certain hedging transactions, for which the change in fair value may be accounted for as a component of other comprehensive income, provided certain criteria are met as specified in these pronouncements. The Company currently does not utilize derivative instruments or engage in hedging transactions, nor are there any embedded derivative instruments as of March 31, 2001 that must be recognized pursuant to these statements.

FORWARD-LOOKING STATEMENTS

     The following statement from above constitutes a forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995:

     "Management believes that the Company has sufficient liquidity and availability under its credit agreements to fund its planned operations through at least December 29, 2001."

CAUTIONARY STATEMENTS

     The following material identifies important factors that could cause actual results to differ materially from those expressed in such forward-looking statement:

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

     The current general deterioration in economic conditions in the United States leading to key vendors and suppliers reducing or withdrawing trade credit to companies in the retail and catalog and direct marketing industries. The risk that key vendors or suppliers may reduce or withdraw trade credit to the Company, convert the Company to a cash basis or otherwise change credit terms, or require the Company to provide letters of credit or cash deposits to support its purchase of inventory, increasing the Company's cost of capital and impacting the Company's ability to obtain merchandise in a timely manner. Vendors beginning to withhold shipments of merchandise to the Company. The ability of the Company to find alternative vendors and suppliers on competitive terms if vendors or suppliers who exist cease doing business with the Company.

     The inability of the Company to timely obtain and distribute merchandise, leading to an increase in backorders and cancellations.

     Defaults under the Congress Credit Facility, or inadequacy of available borrowings thereunder, reducing or impairing the Company's ability to obtain letters of credit or other credit to support its purchase of inventory and support normal operations, impacting the Company's ability to obtain, market and sell merchandise in a timely manner.

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

     The Company has a history of operating losses. Continuation of the operating losses, and the incidence of costs associated with the Company's recently announced strategic business realignment program, may result in the Company failing to comply with certain financial and other covenants contained in the Congress Credit Facility, including net worth, net working capital, capital expenditure and EBITDA covenants.

     The ability of the Company to complete the Company's recently announced strategic business realignment program, within the time periods anticipated by the Company. The ability of the Company to realize the aggregate cost savings and other objectives anticipated in connection with the strategic business realignment program, or within the time periods anticipated therefor. The aggregate costs of effecting the strategic business realignment program may be greater than the amounts anticipated by the Company.

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

     The ability of the Company to maintain the listing of its Common Stock on the American Stock Exchange.

     The Company undertakes no obligation to publicly update any forward-looking statement whether as a result of new information, future events or otherwise. Readers are advised, however, to consult any further disclosures the Company may make on related subjects in its Forms 10-Q, 8-K, 10-K or any other reports filed with the Securities and Exchange Commission.

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rates. The Company's exposure to market risk relates to interest rate fluctuations for borrowings under the Congress Credit Facility, which bear interest at variable rates. At March 31, 2001, outstanding principal balances under the Congress Credit Facility subject to variable rates of interest were approximately $32.3 million. If interest rates were to increase by one quarter of one percent from current levels, the resulting increase in interest expense of approximately $0.1 million would not have a material impact on the Company's results of operations taken as a whole.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See Note 5. Commitments and Contingencies, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of legal proceedings pending against the Company and its subsidiaries.

ITEM 5.  OTHER INFORMATION

     The Board of Directors has amended the Company's Bylaws, effective on the date of the 2001 Annual Meeting of Shareholders of the Company (currently scheduled to be held on May 31, 2001), to reduce the size of the Board of Directors to six (6) Directors.

     On May 3, 2001, as part of the Company's strategic business realignment program, the Company sold its fulfillment warehouse in Hanover, Pennsylvania (the "Kindig Lane Property") and certain equipment located therein for $4.7 million to an unrelated third party. Substantially all of the net proceeds of the sale were paid to Congress Financial Corporation and applied to a repayment in full of the Tranche A Term Loan made to Hanover Direct Pennsylvania, Inc., an affiliate of the Company, and to a partial repayment of the indebtedness under the Congress Credit Facility. The Company will continue to use the Kindig Lane Property under a lease agreement with the third party until summer 2001, and will lease a portion of the Kindig Lane Property until August 2002. The Company intends to transition the activities of the Kindig Lane Property into the Company's fulfillment center in Roanoke, Virginia.

     The Company has received a letter from the American Stock Exchange (the "AMEX") notifying the Company that the Company is below certain of the AMEX's continued listing guidelines set forth in the AMEX Company Guide. The AMEX has instituted a review of the Company's eligibility for continuing listing of the Company's Common Stock on the AMEX. The Company is in discussions with the AMEX.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

10.1 First Amendment of Services Agreement made as of the 23rd day of April 2001, by and among the Company, Thomas C. Shull and Meridian Ventures, LLC
10.2  Letter Agreement dated as of April 30, 2001 between the
      Company, Thomas C. Shull and Meridian Ventures, LLC
10.3  Hanover Direct, Inc. Key Executive Eighteen Month
      Compensation Continuation Plan
10.4  Hanover Direct, Inc. Key Executive Twelve Month Compensation
      Continuation Plan
10.5  Hanover Direct, Inc. Key Executive Six Month Compensation
      Continuation Plan
10.6  Hanover Direct, Inc. Directors Change of Control Plan

     (b) Reports on Form 8-K

     Form 8-K, filed April 3, 2001 -- reporting pursuant to Item 9 of such Form and Regulation FD (i) the issuance by the Company of a press release discussing the fiscal 2000 operating results, expansion of its strategic realignment program and retention of Newmark Retail Financial Advisors LLC to explore certain asset sales and (ii) the issuance by the Company of an internal memorandum to all HDI Associates from the President and Chief Executive Officer discussing the ongoing strategic restructuring initiatives, including the retention of Newmark Retail Financial Advisors LLC to explore certain asset sales.

     Form 8-K, filed April 3, 2001 -- reporting pursuant to Item 9 of such Form and Regulation FD a statement of guidance as to where the Company ended 2000 and where it sees the 2001 fiscal year, which was provided by the Company during a conference call on Tuesday, April 3, 2001 to review the fiscal 2000 results and related matters with participants.

     Form 8-K/A1, filed April 4, 2001 -- amending the Company's Current Report on Form 8-K filed on April 3, 2001 by replacing the press release attached as
Exhibit 20.1 thereto to correct certain minor typographical errors principally in the Consolidated Balance Sheets and the Consolidated Statements of Cash Flow.

     Form 8-K, filed April 4, 2001 -- reporting pursuant to Item 9 of such Form and Regulation FD an unofficial transcript of a conference call held by the Company on Tuesday, April 3, 2001 to review the fiscal 2000 results and related matters with participants.

     Form 8-K, filed April 26, 2001 -- reporting pursuant to Item 5 of such Form
(i) the approval on April 25, 2001 of the following changes in the executive officers of the Company (a) Brian C. Harriss, the Senior Vice President and Chief Financial Officer of the Company, was elevated to the position of Executive Vice President and Chief Financial Officer of the Company, (b) Michael
D. Contino, the Senior Vice President and Chief Information Officer of the Company and the President of Keystone Internet Services, Inc., was elevated to the position of Executive Vice President and Chief Operating Officer of the Company, (c) Charles F. Messina, the Senior Vice President, Human Resources of the Company, was elevated to the position of Executive Vice President and Chief Administrative Officer of the Company, and (d) Jeffrey Potts, the Senior Vice President, D-Commerce and New Ventures of the Company, and the former President of The Company Store, was elevated to the position of President of Home Brands of the Company, and (ii) that since January 1, 2001, Richard B. Hoffmann has resigned as President and Chief Operating Officer of Hanover Brands, Inc., Ralph
J. Bulle has resigned as Senior Vice President, Human Resources of the Company, Curt B. Johnson has resigned as Senior Vice President and General Counsel of the Company and Michael G. Lutz has resigned as Executive Vice President and Chief Operating Officer of the Company.

     Form 8-K, filed May 4, 2001 -- reporting pursuant to Item 5 of such Form
(i) the sale of the Company's fulfillment warehouse on Kindig Lane in Hanover Pennsylvania, (ii) the date and place of the Company's Annual Shareholders' Meeting, and (iii) information regarding its conference call with management to review the first quarter 2001 operating results and ongoing strategic initiatives.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HANOVER DIRECT, INC.
                                        Registrant

                                        By: /s/     BRIAN C. HARRISS
                                           -------------------------------------
                                                     Brian C. Harriss
                                               Executive Vice President and
                                                  Chief Financial Officer
                                            (On behalf of the Registrant and as
                                               principal financial officer)

Date: May 15, 2001