Form 10-Q
period 2001-06-30
HANOVER DIRECT INC
filed 2001-08-13
CIK 320333

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended JUNE 30, 2001
                                                 -------------

                         Commission file number 1-12082



                              HANOVER DIRECT, INC.
    -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                     13-0853260
-------------------------------------         ---------------------------------
     (State of incorporation)                 (IRS Employer Identification No.)


     1500 HARBOR BOULEVARD, WEEHAWKEN, NEW JERSEY                   07087
     --------------------------------------------                ----------
       (Address of principal executive offices)                  (Zip Code)


                                 (201) 863-7300
                              ---------------------
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

Common stock, par value $.66 2/3 per share: 212,186,331 shares outstanding as of August 10, 2001.

                              HANOVER DIRECT, INC.

                                TABLE OF CONTENTS


                                                                                              PAGE
                                                                                              ----
Part I - Financial Information

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets -
        June 30, 2001 and December 30, 2000 ...................................................  3

     Condensed Consolidated Statements of Income (Loss) - 13 and 26-weeks ended
        June 30, 2001 and June 24, 2000 .......................................................  5

     Condensed Consolidated Statements of Cash Flows - 26-weeks ended
        June 30, 2001 and June 24, 2000 .......................................................  6

     Notes to Condensed Consolidated Financial Statements......................................  7

   Item 2.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations.................................................................... 11

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk......................... 17

Part II - Other Information

   Item 1.  Legal Proceedings.................................................................. 18

   Item 4.  Submission of Matters to a Vote of Security Holders................................ 18

   Item 5.  Other Information.................................................................. 18

   Item 6.  Exhibits and Reports on Form 8-K................................................... 19

   Signature................................................................................... 20

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                   JUNE 30,     DECEMBER 30,
                                                   --------     ------------
                                                    2001           2000
                                                    ----           ----

                                     ASSETS




CURRENT ASSETS:
      Cash and cash equivalents                   $   2,099     $   1,691
      Accounts receivable, net                       18,898        27,703
      Inventories                                    60,918        69,612
      Prepaid catalog costs                          22,900        23,084
      Deferred tax asset, net                         3,300         3,300
      Other current assets                            3,040         3,056
                                                  ---------     ---------
           Total Current Assets                     111,155       128,446
                                                  ---------     ---------
PROPERTY AND EQUIPMENT, AT COST:
     Land                                             4,509         4,724
     Buildings and building improvements             18,189        23,442
     Leasehold improvements                          12,313        12,624
     Furniture, fixtures and equipment               59,352        59,773
     Construction in progress                           298           647
                                                  ---------     ---------
                                                     94,661       101,210
     Accumulated depreciation and amortization      (57,265)      (55,570)
                                                  ---------     ---------
     Property and equipment, net                     37,396        45,640
                                                  ---------     ---------
     Goodwill, net                                    9,447        15,816
     Deferred tax asset, net                         11,700        11,700
     Other assets                                     1,384         1,417
                                                  ---------     ---------
           Total Assets                           $ 171,082     $ 203,019
                                                  =========     =========



            See notes to Condensed Consolidated Financial Statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                        JUNE 30,    DECEMBER 30,
                                                                                        --------    ------------
                                                                                          2001          2000
                                                                                          ----          ----
                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
       Current portion of long-term debt and capital lease obligations                 $   3,126     $   3,718
       Accounts payable                                                                   56,799        67,858
       Accrued liabilities                                                                27,618        34,443
       Customer prepayments and credits                                                    6,494         5,592
                                                                                       ---------     ---------
         Total Current Liabilities                                                        94,037       111,611
                                                                                       ---------     ---------
NON-CURRENT LIABILITIES:
       Long-term debt                                                                     15,980        35,318
       Other                                                                               7,403         8,914
                                                                                       ---------     ---------
         Total Non-current Liabilities                                                    23,383        44,232
                                                                                       ---------     ---------
         Total Liabilities                                                               117,420       155,843
                                                                                       ---------     ---------
SERIES A CUMULATIVE PARTICIPATING PREFERRED STOCK, mandatory redemption at $50 per share ($70,000), 2,345,000 shares authorized, 1,588,235 shares issued
       at June 30, 2001 and 1,475,498 shares issued at December 30, 2000                  77,509        71,628
SHAREHOLDERS' EQUITY (DEFICIT):
       Common Stock, $.66 2/3 par value, 300,000,000 shares authorized; 214,425,498
         shares issued at June 30, 2001 and December 30, 2000                            142,951       142,951
       Capital in excess of par value                                                    303,110       307,595
       Accumulated deficit                                                              (466,561)     (471,651)
                                                                                       ---------     ---------
                                                                                         (20,500)      (21,105)
                                                                                       ---------     ---------
Less:
       Treasury stock, at cost (2,239,167 shares at June 30, 2001 and
       729,167 shares at December 30, 2000)                                               (2,930)       (2,223)
       Notes receivable from sale of Common Stock                                           (417)       (1,124)
                                                                                       ---------     ---------
         Total Shareholders' Equity (Deficit)                                            (23,847)      (24,452)
                                                                                       ---------     ---------
         Total Liabilities and Shareholders' Equity (Deficit)                          $ 171,082     $ 203,019
                                                                                       =========     =========


            See notes to Condensed Consolidated Financial Statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                             FOR THE 13-WEEKS ENDED          FOR THE 26-WEEKS ENDED
                                                             ----------------------          ----------------------
                                                          JUNE 30, 2001   JUNE 24, 2000   JUNE 30, 2001    JUNE 24, 2000
                                                          -------------   -------------   -------------    -------------
NET REVENUES                                                $ 133,507       $ 143,406       $ 277,801       $ 273,556
                                                            ---------       ---------       ---------       ---------

OPERATING COSTS AND EXPENSES
    Cost of sales and operating expenses                       83,204          96,147         175,615         184,377
    Special charges                                             5,025               -           6,081               -
    Selling expenses                                           37,679          37,053          77,057          69,020
    General and administrative expenses                        15,399          19,074          30,695          36,927
    Depreciation and amortization                               1,940           2,479           3,899           4,938
                                                            ---------       ---------       ---------       ---------
                                                              143,247         154,753         293,347         295,262
                                                            ---------       ---------       ---------       ---------
(LOSS) FROM OPERATIONS                                         (9,740)        (11,347)        (15,546)        (21,706)
    Gain on sale of Improvements                               22,818               -          22,818               -
    Gain on sale of Kindig Lane                                 1,529               -           1,529               -
                                                            ---------       ---------       ---------       ---------
EARNINGS (LOSS) BEFORE INTEREST AND TAXES                      14,607         (11,347)          8,801         (21,706)
    Interest expense, net                                       1,845           2,309           3,651           5,323
                                                            ---------       ---------       ---------       ---------
    EARNINGS (LOSS) BEFORE INCOME TAXES                        12,762         (13,656)          5,150         (27,029)
    Income tax provision                                           30              30              60             105
                                                            ---------       ---------       ---------       ---------
NET EARNINGS (LOSS) AND
    COMPREHENSIVE EARNINGS (LOSS)                              12,732         (13,686)          5,090         (27,134)
    Preferred stock dividends and accretion                     2,984               -           5,864              87
                                                            ---------       ---------       ---------       ---------
NET EARNINGS (LOSS) APPLICABLE TO COMMON SHAREHOLDERS       $   9,748       $ (13,686)      $    (774)      $ (27,221)
                                                            =========       =========       =========       =========

NET EARNINGS (LOSS) PER COMMON SHARE:
    Net earnings (loss) per common share - basic
         and diluted                                        $     .05       $    (.06)      $     .00       $    (.13)
                                                            =========       =========       =========       =========
    Weighted average common shares outstanding - basic
         (thousands)                                          212,186         213,553         212,327         212,742
                                                            =========       =========       =========       =========
    Weighted average common shares outstanding - diluted
         (thousands)                                          212,188         213,553         212,327         212,742
                                                            =========       =========       =========       =========




            See notes to Condensed Consolidated Financial Statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                            FOR THE 26-WEEKS ENDED
                                                                                            ----------------------
                                                                                         JUNE 30, 2001  JUNE 24, 2000
                                                                                         -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                                         $  5,090      $(27,134)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
      Depreciation and amortization, including deferred fees                                   4,212         6,804
      Provision for doubtful accounts                                                            283         2,322
      Special charges                                                                          2,388             -
      Gain on sale of Improvements                                                           (22,818)            -
      Gain on sale of Kindig Lane                                                             (1,529)            -
      Compensation expense related to stock options                                            1,379         2,474
Changes in assets and liabilities, net of sale of business:
      Accounts receivable                                                                      7,928          (957)
      Inventories                                                                              5,382        (9,664)
      Prepaid catalog costs                                                                   (3,824)       (1,339)
      Accounts payable                                                                        (2,377)         (126)
      Accrued liabilities                                                                     (9,241)       (5,678)
      Customer prepayments and credits                                                         1,051            47
      Other non-current liabilities                                                           (1,577)            -
      Other, net                                                                                (248)         (630)
                                                                                            --------      --------
Net cash (used) in operating activities                                                      (13,901)       (33,881)
                                                                                            --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisitions of property and equipment                                                    (734)       (5,991)
      Proceeds from sale of Blue Ridge Associates                                                  -           838
      Proceeds from sale of Improvements                                                      30,235             -
      Proceeds from sale of Kindig Lane                                                        4,671             -
                                                                                            --------      --------
Net cash provided by (used in) investing activities                                           34,172        (5,153)
                                                                                            --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net (payments) borrowings under Congress revolving loan facility                       (15,029)       27,644
      Net (payments) borrowings under Congress term loan facility                             (4,746)       11,344
      Borrowing under Richemont line of credit facility                                            -        25,000
      Redemption of Term financing facility                                                        -       (16,000)
      Redemption of Industrial Revenue Bonds                                                       -        (8,000)
      Payment of debt issuance costs                                                               -        (2,325)
      Proceeds from issuance of Common Stock                                                       -           848
      Series B Convertible Additional Preferred Stock dividends                                    -          (920)
      Other, net                                                                                 (88)         (156)
                                                                                            --------      --------
Net cash (used in) provided by financing activities                                          (19,863)       37,435
                                                                                            --------      --------
Net increase (decrease) in cash and cash equivalents                                             408        (1,599)
Cash and cash equivalents at the beginning of the year                                         1,691         2,849
                                                                                            --------      --------
Cash and cash equivalents at the end of the period                                          $  2,099      $  1,250
                                                                                            ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
      Interest                                                                              $  2,946      $  3,395
                                                                                            ========      ========
      Income taxes                                                                          $     85      $    172
                                                                                            ========      ========
Non-cash investing and financing activities:
      Redemption of Series B Convertible Additional Preferred Stock                         $      -      $  6,349
                                                                                            ========      ========
      Stock dividend and accretion of Series A Cumulative Participating Preferred Stock     $  5,864      $      -
                                                                                            ========      ========
      Capital lease obligations                                                             $      -      $  1,144
                                                                                            ========      ========


            See notes to Condensed Consolidated Financial Statements

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

3.       NET EARNINGS (LOSS) PER SHARE

         Net earnings (loss) per share is computed using the weighted average number of common shares outstanding in accordance with the provisions of SFAS No. 128, "Earnings Per Share." The weighted average number of shares used in the calculation for basic and diluted net earnings per share for the 13-week period ended June 30, 2001 was 212,186,331 and 212,187,828 shares, respectively. For the 13-week period ended June 24, 2000 the weighted average number of shares used in the calculation for both basic and diluted net (loss) per share was 213,553,491. The weighted average number of shares used in the calculation for both basic and diluted net (loss) per share for the 26-week periods ended June 30, 2001 and June 24, 2000 was 212,327,375 and 212,741,607 shares, respectively.
Diluted earnings per share equals basic earnings per share as the dilutive calculation would have an anti-dilutive impact as a result of the net earnings
(loss) incurred during the 13-week period ended June 24, 2000 and the 26-week periods ended June 30, 2001 and June 24, 2000. The number of potentially dilutive securities excluded from the calculation of diluted earnings (loss) per share was 4,108,755 common share equivalents for the 13-week period ended June 24, 2000. The number of potentially dilutive securities excluded from the calculation of diluted earnings (loss) per share were 2,958 and 5,992,348 common share equivalents for the 26-week periods ended June 30, 2001 and June 24, 2000, respectively.

4.       SEGMENT REPORTING

         In prior years the Company reported two separate operating and reporting segments: direct commerce and business to business ("B-to-B") e-commerce transaction services. In conjunction with the Company's previously announced strategic business realignment program, the Company has (1) terminated an inter-company services agreement between erizon and Hanover Brands effective December 30, 2000, (2) ceased the Desius LLC business operations of erizon and
(3) closed erizon's leased fulfillment and telemarketing facility in Maumelle, Arkansas. As a result of these actions, the Company's business to business revenues in fiscal 2001 and beyond are expected to be reduced and for the foreseeable future will be limited to third party clients serviced by Keystone Internet Services, Inc. Taken in conjunction with the Company's announced intention to direct resources primarily towards growth in core brands, these actions have caused the Company, pursuant to SFAS 131, to report results for the consolidated operations of Hanover Direct, Inc. as one segment commencing in fiscal year 2001.

5.       COMMITMENT AND CONTINGENCIES

         A class action lawsuit was commenced on March 3, 2000 entitled Edwin L. Martin v. Hanover Direct, Inc. and John Does 1 through 10, bearing case no. CJ2000-177 in the State Court of Oklahoma (District Court in and for Sequoyah County). Plaintiff commenced the action on behalf of himself and a class of persons who have at any time purchased a product from the Company and paid for an "insurance charge." The complaint sets forth claims for breach of contract, unjust enrichment, recovery of money paid absent consideration, fraud and a claim under the New Jersey Consumer Fraud Act. The complaint alleges that the Company charges its customers for delivery insurance even though, among other things, the Company's common carriers already provide insurance and the insurance charge provides no benefit to the Company's customers. Plaintiff also seeks a declaratory judgment as to the validity of the delivery insurance. The damages sought are (i) an order directing the Company to return to the plaintiff and class members the "unlawful revenue" derived from the insurance charges, (ii) declaring the rights of the parties,
(iii) permanently enjoining the Company from imposing the insurance charge, (iv) awarding threefold damages of less than $75,000 per plaintiff and per class member, and (v) attorney's fees and costs. The Company's motion to dismiss is pending and discovery has commenced. The plaintiff has deposed a number of individuals. On April 12, 2001, the Court held a hearing on plaintiff's class certification motion. Subsequent to the April 12, 2001 hearing on plaintiff's class certification motion, plaintiff filed a motion to amend the definition of the class. On June 23, 2001, plaintiff's class certification motion was granted. The Company intends to appeal this decision and believes it has defenses against the claims; however, it is too early to determine the outcome or range of potential settlement which could have a material impact on the Company's results of operations.

         About May 29, 2001, the Company and its Hanover Brands, Inc. subsidiary received a notice prerequisite to commencement of a civil lawsuit under California Civil Code Section 1750 by Randi Teichman, a purchaser of goods from the Company's Home Focus catalog, part of the Improvements business. The notice sets forth claims under the California Consumer Legal Remedies Act and other California law. The notice alleges that the Home Focus and other Hanover Brands catalogs impose a charge for delivery insurance in violation of California law and impose sales tax on the total cost of merchandise, delivery charges and insurance in violation of California law. The Company believes it has defenses against the claims contained in the notice. No legal proceedings have been commenced to date with respect to this matter.

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

         On May 21, 2001, the Company received a letter from the FTC in its continuing inquiry into the activities of the Company, and its direct and indirect subsidiaries, in connection with the marketing of membership services owned or offered by any entities owned or controlled by Mr. Ira Smolev. The FTC requested that the Company update some of the information provided to it previously and provide it with additional information. The queries set forth in the letter required the disclosure of two contracts which had not been disclosed to the FTC in the Company's response of February, 2000, as they were not yet in existence: (1) the Agreement dated as of April 1, 2000 between Keystone Internet Services, Inc. and Triad, pursuant to which Keystone was engaged to perform telephone customer service to members of The Shopper's Edge Club (the "Call Center Agreement"), (2) the Processing Services Agreement made June 20, 2000 between the Company and Consumer Data Depot, LLC (referred to as the "Paymentech Processing Agreement"). The FTC requested information on, among other things, the revenues received per month by the Company pursuant to these contracts. The Company provided a response to the FTC inquiry promptly and has heard nothing back from the FTC since that time.

         On June 29, 2001 the Company received service of a five-count complaint in New York State court filed by Rakesh K. Kaul, the Company's former President and Chief Executive Officer, seeking damages and other relief arising out of his separation of employment. The complaint contains five separate causes of action, each stating common law claims under a theory of breach of contract. The total payments sought in all causes of action, combined, are in excess of $7.6 million. The Company filed motions to remove the case to federal court for the Southern District of New York based on the ground that the complaint contains a claim for damages and benefits under the Company's Key Executive Thirty Six Month Salary Continuation Plan (the "Plan"), an employee benefit plan under a federal statute (i.e., ERISA). The Company has also filed motions with the federal court to dismiss such claim based on ERISA preemption of Mr. Kaul's state common law claim for benefits and other relief arising under the Plan. The Company awaits Mr. Kaul's responses to the removal and the dismissal papers. The Company believes it has defenses against the claims; however, it is too early to determine the outcome which could have a material impact on the Company's results of operations.

         In addition, the Company is involved in various routine lawsuits of a nature which are deemed customary and incidental to its businesses. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Company's financial position or results of operations.

6.       SPECIAL CHARGES

         In December 2000, the Company recorded special charges aggregating approximately $19.1 million. These charges consisted of severance ($5.0 million), facility exit costs ($5.9 million) and fixed asset write-offs ($8.2 million, of which $7.2 million is non-cash) related to the Company's previously announced strategic business realignment program which included (1) the elimination of approximately 285 full-time equivalent ("FTE") positions across all its business units; (2) the closure of the Company's Always in Style business; (3) the discontinuance by Hanover Brands of the under-performing Turiya, Kitchen & Home and Domestications Kitchen & Garden catalogs while incorporating some of the product offerings within continuing catalogs; (4) the termination by Hanover Brands of its marketing agreement with Compagnie de la Chine; (5) the closure by Hanover Brands of certain retail outlets and a satellite facility in New Jersey; (6) the closure by erizon of its leased fulfillment and telemarketing facility in Maumelle, Arkansas; and (7) the immediate cessation by erizon of the operations of Desius LLC.

         Such actions were taken in an effort to direct the Company's resources primarily towards continued profitable growth in Hanover Brands while reducing costs in all areas of the business and eliminating investment activities that had not yet generated sufficient revenue to produce profitable returns. erizon intended to consolidate the Maumelle operations within its remaining facilities and to provide the bulk of its fulfillment services for third party clients of its Keystone Internet Services, Inc. ("Keystone") subsidiary within its existing operations. The consolidation of Keystone's activities in other facilities was intended to provide a better opportunity to focus resources, particularly customer service support, on clients to service their needs.

         In the first quarter of 2001, an additional amount for special charges was recorded in the amount of $1.1 million which consisted primarily of severance costs related to the elimination of an additional 46 FTE positions across all divisions of the Company's business as part of the strategic business realignment program. In the second quarter of 2001, an additional amount for special charges was recorded in the amount of $5.0 million which consisted primarily of additional charges related to the exit of the Maumelle and Kindig Lane buildings including the write-down for impairment of remaining assets. Maumelle exit charges included a $1.0 million lease provision adjustment and a $1.9 million fixed asset write-down. Kindig Lane exit charges included $0.5 million for fixed asset write-downs. Also included are severance costs $1.4 million, related to the elimination of associates employed at the Kindig Lane facility, $0.4 million, in addition to 32 FTE positions across all divisions of the Company's business as part of the strategic business realignment program, $1.0 million.

         As of the end of the second quarter of 2001, a liability is included on the Company's balance sheet related to future costs in connection with the Company's strategic business realignment program:

         Severance - The cost of employee severance includes termination benefits for line and supervisory personnel in fulfillment, telemarketing, MIS, merchandising, and various levels of corporate and catalog management. Approximately $3.1 million of these costs are recorded in accrued liabilities in the accompanying Condensed Consolidated Balance Sheet at June 30, 2001. Severance payments during the first quarter and the second quarter of 2001 included $1.9 million and $1.1 million, respectively.

         Facility Exit Costs and Fixed Asset Write-downs - These costs are primarily related to the Company's decision to close its fulfillment center in Maumelle, Arkansas, exit office space located in Edgewater, New Jersey and close several of its retail outlets. Furthermore, costs associated with closing the Always in Style business and terminating the Company's marketing agreement with Compagnie de la Chine are included in the amount written off. Approximately $4.5 million of these costs is included in accrued liabilities at June 30, 2001, and an additional $1.6 million is included in other non-current liabilities, as they will not be paid until 2002 or later. Exit payments during the first quarter and the second quarter of 2001 included $1.1 million and $1.6 million, respectively.

7.       SALE OF IMPROVEMENTS BUSINESS

         On June 29, 2001, the Company sold certain assets and liabilities of its Improvements business to HSN, a division of USA Networks, Inc.'s Interactive Group for approximately $33.0 million. In conjunction with the sale, the Company's Keystone Internet Services, Inc. subsidiary agreed to provide telemarketing and fulfillment services for the Improvements business under a service agreement with the buyer for a period of three years.

         The asset purchase agreement between the Company and HSN provides for a reduction in the sale price if the performance of the Improvements business in the fiscal year 2001 fails to achieve a targeted EBITDA level as defined in the agreement. In addition, if Keystone Internet Services, Inc. fails to perform its obligations during the first two years of the services contract, the purchaser can receive a reduction in the original purchase price of up to $2.0 million. An escrow fund of $3.0 million, which was withheld from the proceeds of the sale of approximately $33.0 million, has been established for a period of two years under the terms of an escrow agreement between LWI Holdings, Inc., HSN LP and The Chase Manhattan Bank as a result of these contingencies.

         The Company realized a net gain on the sale of approximately $22.8 million in the second quarter of 2001, which represents the excess of the net proceeds from the sale over the net assets assumed by HSN, the goodwill associated with the Improvements business and expenses related to the transaction. The realization of an additional gain of up to $2.5 million has been deferred until the contingencies described above expire, which will not occur prior to the middle of the fiscal year 2003.

8.       SALE OF KINDIG LANE PROPERTY

         On May 3, 2001, as part of the Company's strategic business realignment program, the Company sold its fulfillment warehouse in Hanover, Pennsylvania (the "Kindig Lane Property") and certain equipment located therein for $4.7 million to an unrelated third party. Substantially all of the net proceeds of the sale were paid to Congress and applied to a partial repayment of the Tranche A Term Loan made to Hanover Direct Pennsylvania, Inc., an affiliate of the Company, and to a partial repayment of the indebtedness under the Congress Credit Facility. The Company realized a net gain on the sale of approximately $1.5 million, which included the sale price net of selling expenses as well as the net book value of assets sold. The Company has continued to use the Kindig Lane Property under a lease agreement with the third party, and will lease a portion of the Kindig Lane Property until August 2002. The Company intends to transition the activities of the Kindig Lane Property into the Company's fulfillment center in Roanoke, Virginia.

9.       CHANGES IN EMPLOYMENT AGREEMENTS

         Each of Charles F. Messina, Thomas C. Shull, Jeffrey Potts, Brian C. Harriss and Michael D. Contino (each, a Participant") is a party to a letter agreement with the Company (a "Transaction Bonus Letter Agreement") under which the Participant would be paid a bonus on the occurrence of certain transactions involving the sale of certain of the Company's businesses. In addition, Thomas
C. Shull is a party to a "Letter Agreement" with the Company, dated April 30, 2001, pursuant to which, following the termination of the Services Agreement made as of December 5, 2000 by and among Meridian Ventures, LLC, Thomas C. Shull and the Company, in the event he is terminated without cause during any period of his continued employment as the Chief Executive Officer of the Company, he shall be paid one year of his annual base salary (the "Shull Termination Payment"). Effective June 1, 2001, the Company amended the Hanover Direct, Inc. Key Executive Eighteen Month Compensation Continuation Plan (the "Plan") to provide that, notwithstanding anything to the contrary contained in the Plan,
Section 10.2 of the Plan shall not be effective with respect to the payment of
(i) a Participant's "Transaction Bonuses," and/or (ii) the Shull Termination Payment. The payment of any such "Transaction Bonus" to any of the Participants, and/or the payment of the Shull Termination Payment, shall be paid in addition to, and not in lieu of, any Change of Control Benefit payable to any Participant or Mr. Shull pursuant to the terms of the Plan.

10.      AMERICAN STOCK EXCHANGE NOTIFICATION

         The Company has received a letter from the American Stock Exchange (the "AMEX") notifying the Company that it is below certain of the AMEX's continued listing guidelines set forth in the AMEX Company Guide. The AMEX has instituted a review of the Company's eligibility for continuing listing of the Company's common stock on the AMEX. The Company is in discussions with the AMEX.

11.      RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." In addition to requiring the use of the purchase method for all business combinations, SFAS 141 requires intangible assets that meet certain criteria to be recognized as assets apart from goodwill. SFAS 142 addresses accounting and reporting standards for acquired goodwill and other intangible assets and generally, requires that goodwill and indefinite life intangible assets no longer be amortized but be tested for impairment annually. Finite life intangible assets will continue to be amortized over their useful lives. The Company will adopt these statements effective January 1, 2002. The impact of these statements on the Company's consolidated financial statements is currently being evaluated. Goodwill is comprised of the Men's and the Gump's brands and the net balance at June 30, 2001 is $9.5 million.

12.      SUBSEQUENT EVENTS

         The Company is successor to The Horn & Hardart Company, the issuer of
7 1/2% Convertible Subordinated Debentures due March 7, 2007 (the "Securities"). The Company has notified the Trustee under the Indenture under which the Securities were issued that the Company has elected to redeem all of the outstanding principal balance of the Securities as of September 28, 2001 at a price of 100% of the face value of the Securities, plus any and all accrued and unpaid interest thereon. As of August 13, 2001, the outstanding principal amount of the Securities was $751,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth, for the fiscal periods indicated, the percentage relationship to net revenues of certain items in the Company's Condensed Consolidated Statements of Income (Loss):

                                                       13-WEEKS ENDED                26-WEEKS ENDED
                                                       --------------                --------------
                                                    JUNE 30,      JUNE 24,       JUNE 30,      JUNE 24,
                                                    --------      --------       --------      --------
                                                      2001          2000           2001          2000
                                                      ----          ----           ----          ----
Net revenues                                         100.0%         100.0%        100.0%        100.0%
Cost of sales and operating expenses                  62.3           67.1          63.2          67.4
Special charges                                        3.8            0.0           2.2           0.0
Selling expenses                                      28.2           25.8          27.7          25.2
General and administrative expenses                   11.5           13.3          11.0          13.5
Depreciation and amortization                          1.5            1.7           1.4           1.8
(Loss) from operations                                (7.3)          (7.9)         (5.6)         (7.9)
Gain on sale of Improvements and
  Kindig Lane                                         18.2            0.0           8.8           0.0
Interest expense, net                                  1.4            1.6           1.3           1.9
Net earnings (loss) and comprehensive
  earnings (loss)                                      9.5%          (9.5)%         1.8%         (9.9)%

RESULTS OF OPERATIONS - 13-WEEKS ENDED JUNE 30, 2001 COMPARED WITH THE 13-WEEKS ENDED JUNE 24, 2000

         Net Earnings and Comprehensive Earnings. The Company reported net earnings of $12.7 million or $.05 per share based on net earnings less preferred stock dividends and accretion for the 13-weeks ended June 30, 2001 compared with a net loss of $(13.7) million or $(.06) per share for the comparable period last year. The per-share amounts were calculated based on weighted average shares outstanding of 212,186,331 basic and 212,187,828 diluted for the 13-week period ended June 30, 2001, and 213,553,491 basic and diluted for the 13-week period ended June 24, 2000. This decrease in weighted average shares was due to the conversion of 1,510,000 common shares into treasury shares.

         Compared to the comparable period last year, the $26.4 million increase in net earnings was primarily due to:

(i)      gain on sale of the Improvements business;
(ii)     gain on sale of the Kindig Lane Property;
(iii)    decreased cost of sales and operating expenses; and
(iv)     decreased general and administrative expenses;

partially offset by:

(i)      decreased net revenues; and
(ii) special charges associated with the Company's strategic business realignment program.

         Net Revenues. Net revenues decreased $9.9 million (6.9%) for the 13-week period ended June 30, 2001 to $133.5 million from $143.4 million for the comparable period in 2000. This decrease was primarily due to the demand shortfalls in the Domestications brand as well as the closure of the DKG, Kitchen & Home and Turiya catalogs. The number of customers who made a purchase from the Company's catalogs during the 12 months preceding June 30, 2001 was 2.8 million as compared with 2.7 million during the 12 months preceding June 24, 2000. The Company circulated approximately 57.3 million catalogs during the 2001 period versus approximately 52.2 million catalogs during the 2000 period.

         Cost of Sales and Operating Expenses. Cost of sales and operating expenses decreased to 62.3% of net revenues for the 13-week period ended June 30, 2001 as compared to 67.1% of net revenues for the comparable period in 2000. This change is primarily due to an increase in the amount of direct import merchandise, which has a favorable impact on merchandise cost as compared to net revenue. Also contributing to the decrease are the reduced operating costs in information technology and the distribution centers related to the Company's strategic business realignment program.

         Selling Expenses. Selling expenses increased to 28.2% of revenues for the 13-weeks ended June 30, 2001 from 25.8% for the comparable period in 2000 primarily due to the under performance of catalog mailings during this period.

         Special Charges. Special charges were 3.8% of net revenues for the 13-weeks ended June 30, 2001 versus 0.0% of net revenues for the comparable period in 2000. In the second quarter of 2001 an additional amount for special charges was recorded in the amount of $5.0 million which consisted primarily of additional charges related to the exit of the Maumelle and Kindig Lane facilities including the write-down for impairment of remaining assets. Maumelle exit charges included a $1.0 million lease provision adjustment and a $1.9 million fixed asset write-down. Kindig Lane exit charges included $0.5 million for fixed asset write-downs. Also included are severance costs, $1.4 million, related to the elimination of associates employed at the Kindig Lane facility, $0.4 million, in addition to 32 FTE positions across all divisions of the Company's business as part of the strategic business realignment program, $1.0 million.

         General and Administrative Expenses. General and administrative expenses were 11.5% of net revenues for the 13-weeks ended June 30, 2001 versus 13.3% of net revenues for the comparable period in 2000. The 19.3% decrease reflects the Company's strategic business realignment activities.

         Depreciation and Amortization. Depreciation and amortization decreased to 1.5% of net revenues for the 13-weeks ended June 30, 2001 from 1.7% for the comparable period in 2000. The decrease is a result of the write-down of fixed assets in connection with the Company's strategic business realignment program in the year 2001.

         Loss from Operations. The Company's loss from operations decreased by $1.6 million to $9.7 million for the 13-weeks ended June 30, 2001 from a loss of $11.3 million for the comparable period in 2000.

         Gain on sale of the Improvements business and the Kindig Lane Property. Gain on sale of the Improvements business and the Kindig Lane Property was 18.2% of the net revenue for the 13-weeks ended June 30, 2001 versus 0.0% of net revenues for the comparable period in 2000. The Company realized a net gain on the sale of the Improvements business of approximately $22.8 million in the second quarter of 2001, which represents the excess of the net proceeds from the sale over the net assets assumed by HSN, the goodwill associated with the Improvements business and expenses related to the transaction. The Company realized a net gain on the sale of the Kindig Lane Property of approximately $1.5 million, which included the sale price net of selling expenses as well as the net book value of assets sold.

         Interest Expense, Net. Interest expense, net decreased $0.5 million to $1.8 million for the 13-weeks ended June 30, 2001 as compared to $2.3 million for the same period last year. The decrease in interest in the second quarter of 2001 is primarily due to the existence in the beginning of the second quarter of 2000 of the $25.0 million Richemont Line of Credit which was paid in the third quarter of 2000.

RESULTS OF OPERATIONS - 26-WEEKS ENDED JUNE 30, 2001 COMPARED WITH THE 26-WEEKS ENDED JUNE 24, 2000

         Net Earnings (Loss) and Comprehensive Earnings (Loss). The Company reported net earnings of $5.1 million or $.00 per share based on net earnings less preferred stock dividends and accretion for the 26-weeks ended June 30, 2001 compared with a net loss of $(27.1) million or $(.13) per share for the comparable period last year. The per-share amounts were calculated based on weighted average shares outstanding of 212,327,375 and 212,741,607 for the current and prior year periods, respectively. This decrease in weighted average shares was due to the conversion of 1,510,000 common shares into treasury shares.

         Compared to the comparable period last year, the $32.2 million increase in net earnings was primarily due to:

(i)      gain on sale of the Improvements business;
(ii)     gain on sale of the Kindig Lane Property;
(iii)    decreased cost of sales and operating expenses; and
(iv)     decreased general and administrative expenses;

partially offset by:

(i)      increased selling expenses; and
(ii) special charges associated with the Company's strategic business realignment program.

         Net Revenues. Net revenues increased $4.2 million (1.6%) for the 26-week period ended June 30, 2001 to $277.8 million from $273.6 million for the comparable period in 2000. This increase was primarily due to improved demand in the Silhouettes, Improvements and The Company Store brands. The number of customers who made a purchase from the Company's catalogs during the 12 months preceding June 30, 2001 was 2.8 million as compared with 2.7 million during the 12 months preceding June 24, 2000. The Company circulated approximately 119.0 million catalogs during the 2001 period versus approximately 101.0 million catalogs during the 2000 period.

         Cost of Sales and Operating Expenses. Cost of sales and operating expenses decreased to 63.2% of net revenues for the 26-week period ended June 30, 2001 as compared to 67.4% of net revenues for the comparable period in 2000. This change is primarily due to an increase in the amount of direct import merchandise, which has a favorable impact on merchandise cost as compared to net revenue. Also contributing to the decrease are the reduced operating costs in distribution centers related to the Company's strategic business realignment program.

         Selling Expenses. Selling expenses increased to 27.7% of revenues for the 26-weeks ended June 30, 2001 from 25.2% for the comparable period in 2000 primarily due to the under performance of catalog mailings during the second quarter period as well as the roll out of new catalog mailings during the first quarter period.

         Special Charges. Special charges were 2.2% of net revenues for the 26-weeks ended June 30, 2001 versus 0.0% of net revenues for the comparable period in 2000. In the first quarter of 2001 an additional amount for special charges was recorded in the amount of $1.1 million which consisted primarily of severance costs related to the elimination of an additional 46 FTE positions across all divisions of the Company's business as part of the strategic business realignment program. In the second quarter of 2001 an additional amount for special charges was recorded in the amount of $5.0 million which consisted primarily of additional charges related to the exit of the Maumelle and Kindig Lane buildings including the write-down for impairment of remaining assets. Maumelle exit charges included a $1.0 million lease provision adjustment and a $1.9 million fixed asset write-down. Kindig Lane exit charges included $0.5 million for fixed asset write-downs. Also included are severance costs, $1.4 million, related to the elimination of associates employed at the Kindig Lane facility, $0.4 million, in addition to 32 FTE positions across all divisions of the Company's business as part of the strategic business realignment program, $1.0 million. The remaining special charges, $0.2 million, represent the forgiveness of a loan as well as other fees.

         General and Administrative Expenses. General and administrative expenses were 11.0% of net revenues for the 26-weeks ended June 30, 2001 versus 13.5% of net revenues for the comparable period in 2000. The 16.9% decrease reflects the Company's strategic business realignment activities.

         Depreciation and Amortization. Depreciation and amortization decreased to 1.4% of net revenues for the 26-weeks ended June 30, 2001 from 1.8% for the comparable period in 2000. The decrease is a result of the complete amortization of a major computer system in the year 2000 as well as the write-down of fixed assets in connection with the Company's strategic business realignment program in the year 2001.

         Loss from Operations. The Company's loss from operations decreased by $6.2 million to $15.5 million for the 26-weeks ended June 30, 2001 from a loss of $21.7 million for the comparable period in 2000.

         Gain on the sale of the Improvements Business and Kindig Lane Property. Gain on sale of the Improvements business and the Kindig Lane Property was 8.8% of net revenue for the 26-weeks ended June 30, 2001 versus 0.0% of net revenues for the comparable period in 2000. The Company realized a net gain on the sale of approximately $22.8 million in the second quarter of 2001, which represents the excess of the net proceeds from the sale over the net assets assumed by HSN, the goodwill associated with the Improvements business and expenses related to the transaction. The Company realized a net gain on the sale of the Kindig Lane Property of approximately $1.5 million, which included the sale price net of selling expenses as well as the net book value of assets sold.

         Interest Expense, Net. Interest expense, net decreased $1.6 million to $3.7 million for the 26-weeks ended June 30, 2001 as compared to $5.3 million for the same period last year. The first quarter of 2000 contained a one-time commitment fee and the accelerated amortization of deferred financing costs due to refinancing the Company's credit facility with Congress. The absence of these costs for the first quarter of 2001 was partially offset by higher interest costs resulting from an increase in average borrowings. The decrease in interest in the second quarter of 2001 is primarily due to the existence in the beginning of the second quarter of 2000 of the $25.0 million Richemont Line of Credit which was paid in the third quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities. During the 26-week period ended June 30, 2001, net cash used in operating activities was $13.9 million. This was primarily due to cash outflows resulting from the reduction in accrued liabilities and accounts payable partially offset by decreases in net accounts receivable and inventories.

         Net cash provided by (used in) investing activities. During the 26-week period ended June 30, 2001, net cash provided by investing activities was $34.2 million, which was primarily due to the approximately $33.0 million of gross proceeds from the sale of the Improvements business. Of the approximately $33.0 million, $3.0 million of the proceeds of the sale are being held in escrow for a period of up to two years under the terms of an Escrow Agreement between LWI Holdings, Inc., HSN LP and The Chase Manhattan Bank (Note 7).

         Net cash (used in) provided by financing activities. During the 26-week period ended June 30, 2001, net cash used in financing activities was $19.9 million, which was primarily due to payments under the Company's revolving loan facility.

         Congress Credit Facility. On March 24, 2000, the Company amended its credit facility with Congress to provide the Company with a maximum credit line, subject to certain limitations, of up to $82.5 million (the "Congress Credit Facility"). The Congress Credit Facility, as amended, expires on January 31, 2004 and is comprised of a revolving loan facility, a $17.5 million Tranche A Term Loan and a $7.5 million Tranche B Term Loan. Total cumulative borrowings, however, are subject to limitations based upon specified percentages of eligible receivables and eligible inventory, and the Company is required to maintain $3.0 million of excess credit availability at all times. The Congress Credit Facility, as amended, is secured by all the assets of the Company and places restrictions on the incidence of additional indebtedness and on the payment of Common Stock dividends. As of June 30, 2001, the Company had $18.3 million of borrowings outstanding under the amended Congress Credit Facility comprised of $0.7 million under the revolving loan facility, and $10.1 million and $7.5 million of Tranche A Term Loans and Tranche B Term Loans, respectively. The Company may draw upon the amended Congress Credit Facility to fund working capital requirements as needed.

         On May 3, 2001, as part of the Company's strategic business realignment program, the Company sold its fulfillment warehouse in Hanover, Pennsylvania (the "Kindig Lane Property") and certain equipment located therein for $4.7 million to an unrelated third party. Substantially all of the net proceeds of the sale were paid to Congress and applied to a partial repayment of the Tranche A Term Loan made to Hanover Direct Pennsylvania, Inc., an affiliate of the Company, and to a partial repayment of the indebtedness under the Congress Credit Facility. The Company realized a net gain on the sale of approximately $1.5 million, which included the sale price net of selling expenses as well as the net book value of assets sold. The Company has continued to use the Kindig Lane Property under a lease agreement with the third party and will lease a portion of the Kindig Lane Property until August 2002. The Company intends to transition the activities of the Kindig Lane Property into the Company's fulfillment center in Roanoke, Virginia.

         On June 29, 2001, the Company sold certain assets and liabilities of its Improvements business to HSN, a division of USA Networks, Inc.'s Interactive Group for approximately $33.0 million. In conjunction with the sale, the Company's Keystone Internet Services, Inc. subsidiary agreed to provide telemarketing and fulfillment services for the Improvements business under a service agreement with the buyer for a period of three years.

         The asset purchase agreement between the Company and HSN provides for a reduction in the sale price if the performance of the Improvements business in the fiscal year 2001 fails to achieve a targeted EBITA level as defined in the agreement. In addition, if Keystone Internet Services, Inc. fails to perform its obligations during the first two years of the services contract, the purchaser can receive a reduction in the original purchase price of up to $2.0 million. An escrow fund of $3.0 million, which was withheld from the proceeds of the sale of approximately $33.0 million, has been established for a period of two years under the terms of an escrow agreement between LWI Holdings, Inc., HSN LP and The Chase Manhattan Bank as a result of these contingencies.

         The Company realized a net gain on the sale of approximately $22.8 million in the second quarter of 2001, which represents the excess of the net proceeds from the sale over the net assets assumed by HSN, the goodwill associated with the Improvements business and expenses related to the transaction. The realization of an additional gain of up to $2.5 million has been deferred until the contingencies described above expire, which will not occur prior to the middle of the fiscal year 2003.

         The Company has received a letter from the American Stock Exchange (the "AMEX") notifying the Company that the Company is below certain of the AMEX's continued listing guidelines set forth in the AMEX Company Guide. The AMEX has instituted a review of the Company's eligibility for continuing listing of the Company's common stock on the AMEX. The Company is in discussions with the AMEX.

         General. At June 30, 2001, the Company had $2.1 million in cash and cash equivalents compared with $1.3 million at June 24, 2000. Working capital and current ratios at June 30, 2001 were $17.1 million and 1.18 to 1 versus $7.4 million and 1.06 to 1 at June 24, 2000. Total cumulative borrowings, including financing under capital lease obligations, as of June 30, 2001, aggregated $24.2 million, $20.7 million of which is classified as long-term. Remaining availability under the Congress Revolving Credit Facility, as of June 30, 2001 was $31.7 million ($33.8 million including cash on hand). Capital commitments at June 30, 2001 totaled approximately $0.7 million, principally for computer software. Management believes that the Company has sufficient liquidity and availability under its credit agreements to fund its planned operations through at least June 29, 2002. Achievement of the cost saving and other objectives of the Company's strategic business realignment program is critical to the maintenance of adequate liquidity.

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

FORWARD-LOOKING STATEMENTS

         The following statement from above constitutes a forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995:

         "Management believes that the Company has sufficient liquidity and availability under its credit agreements to fund its planned operations through at least June 29, 2002."

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

         Continued compliance by the Company with and the enforcement by Congress of financial and other covenants and limitations contained in the Congress Credit Facility, including net worth, net working capital, capital expenditure and EBITDA covenants, and limitations based upon specified percentages of eligible receivables and eligible inventory, and the requirement that the Company maintain $3.0 million of excess credit availability at all times, effecting the ability of the Company to continue to make borrowings under the Congress Credit Facility.

         Continuation of the Company's history of operating losses, and the incidence of costs associated with the Company's strategic business realignment program, resulting in the Company failing to comply with certain financial and other covenants contained in the Congress Credit Facility, including net worth, net working capital, capital expenditure and EBITDA covenants.

         The ability of the Company to complete the Company's strategic business realignment program within the time periods anticipated by the Company. The ability of the Company to realize the aggregate cost savings and other objectives anticipated in connection with the strategic business realignment program, or within the time periods anticipated therefor. The aggregate costs of effecting the strategic business realignment program may be greater than the amounts anticipated by the Company.

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

         The inability of the Company to sell assets at industry multiples or at all due to market conditions generally and otherwise.

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

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         INTEREST RATES: The Company's exposure to market risk relates to interest rate fluctuations for borrowings under the Congress Credit Facility, which bear interest at variable rates. At June 30, 2001, outstanding principal balances under the Congress Credit Facility subject to variable rates of interest were approximately $66.3 million. If interest rates were to increase by one quarter of one percent from current levels, the resulting increase in interest expense of approximately $0.1 million would not have a material impact on the Company's results of operations taken as a whole.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On June 29, 2001 the Company received service of a five-count complaint in New York State court filed by Rakesh K. Kaul, the Company's former President and Chief Executive Officer, seeking damages and other relief arising out of his separation of employment. The complaint contains five separate causes of action, each stating common law claims under a theory of breach of contract. The total payments sought in all causes of action, combined, are in excess of $7.6 million. The Company filed motions to remove the case to federal court for the Southern District of New York based on the ground that the complaint contains a claim for damages and benefits under the Company's Key Executive Thirty Six Month Salary Continuation Plan (the "Plan"), an employee benefit plan under a federal statute (i.e., ERISA). The Company has also filed motions with the federal court to dismiss such claim based on ERISA preemption of Mr. Kaul's state common law claim for benefits and other relief arising under the Plan. The Company awaits Mr. Kaul's responses to the removal and the dismissal papers. The Company believes it has defenses against the claims; however, it is too early to determine the outcome which could have a material impact on the Company's results of operations.

         See also Note 5, Commitments and Contingencies, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of legal proceedings pending against the Company and its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 2001 annual meeting of stockholders of the Company was held in New York, New York on May 31, 2001. 206,401,076 shares of Common Stock, or 97.2% of the outstanding shares, were represented in person or by proxy at the meeting.

1. The following six directors were elected to a one-year term expiring in 2002:

    NAME                       FOR                 WITHHELD
    ----                       ---                 --------
Alan Grieve                 200,732,433          5,668,643

J. David Hakman             205,745,756            655,320

Kenneth Krushel             205,748,502            652,574

Eloy Michotte               200,881,017          5,520,059

Thomas C. Shull             200,880,714          5,520,362

Robert F. Wright            205,599,733            801,343

2. The proposal to approve Arthur Andersen LLP as independent accountants for fiscal year 2001 received the following votes: 206,138,603 shares voted in favor; 229,634 shares voted against; and 32,839 shares abstained.

ITEM 5.  OTHER INFORMATION

         The Board of Directors amended the Company's Bylaws, effective on the date of the 2001 Annual Meeting of Company's Shareholders of the Company (May 31, 2001), to reduce the size of the Board of Directors to six (6) Directors.

         The Company has received a letter from the American Stock Exchange (the "AMEX") notifying the Company that the Company is below certain of the AMEX's continued listing guidelines set forth in the AMEX Company Guide. The AMEX has instituted a review of the Company's eligibility for continuing listing of the Company's Common Stock on the AMEX. The Company is in discussions with the AMEX.

         On June 29, 2001, the Company sold certain assets and liabilities of its Improvements business to HSN, a division of USA Networks, Inc.'s Interactive Group for approximately $33.0 million. In conjunction with the sale, the Company's Keystone Internet Services, Inc. subsidiary agreed to provide telemarketing and fulfillment services for the Improvements business under a service agreement with the buyer for a period of three years.

         The asset purchase agreement between the Company and HSN provides for a reduction in the sale price if the performance of the Improvements business in the fiscal year 2001 fails to achieve a targeted EBITA level as defined in the agreement. In addition, if Keystone Internet Services, Inc. fails to perform its obligations during the first two years of the services contract, the purchaser can receive a reduction in the original purchase price of up to $2.0 million. An escrow fund of $3.0 million, which was withheld from the proceeds of the sale of approximately $33.0 million, has been established for a period of two years under the terms of an escrow agreement between LWI Holdings, Inc., HSN LP and The Chase Manhattan Bank as a result of these contingencies.

         The Company realized a net gain on the sale of approximately $22.8 million in the second quarter of 2001, which represents the excess of the net proceeds from the sale over the net assets assumed by HSN, the goodwill associated with the Improvements business and expenses related to the transaction. The realization of an additional gain of up to $2.5 million has been deferred until the contingencies described above expire, which will not occur prior to the middle of the fiscal year 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         10.1 Amendment to the Hanover Direct, Inc. Savings and Retirement Plan dated as of June 29, 2001

         10.2 First Amendment of Services Agreement dated as of April 23, 2001, between the Company, Thomas C. Shull and Meridian Ventures, LLC

         10.3 Letter agreement dated as of April 30, 2001, between the Company, Thomas C. Shull and Meridian Ventures, LLC

         10.4 Amendment No. 1 to the Hanover Direct, Inc. Key Executive Eighteen Month Compensation Continuation Plan, dated as of June 1, 2001

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

         Form 8-K/A1, filed April 4, 2001 -- amending the Company's Current Report on Form 8-K filed on April 3, 2001 by replacing the press release attached as Exhibit 20.1 thereto to correct certain minor typographical errors principally in the Consolidated Balance Sheets and the Consolidated Statements of Cash Flow. 16

         Form 8-K, filed April 4, 2001 -- reporting pursuant to Item 9 of such Form and Regulation FD an unofficial transcript of a conference call held by the Company on Tuesday, April 3, 2001 to review the fiscal 2000 results and related matters with participants.

         Form 8-K, filed April 26, 2001 -- reporting pursuant to Item 5 of such Form (i) the approval on April 25, 2001 of the following changes in the executive officers of the Company (a) Brian C. Harriss, the Senior Vice President and Chief Financial Officer of the Company, was elevated to the position of Executive Vice President and Chief Financial Officer of the Company,
(b) Michael D. Contino, the Senior Vice President and Chief Information Officer of the Company, (b) Michael D. Contino, the Senior Vice President and Chief Information Officer of the Company and the President of Keystone Internet Services, Inc., was elevated to the position of Executive Vice President and Chief Operating Officer of the Company, (c) Charles F. Messina, the Senior Vice President, Human Resources of the Company, was elevated to the position of Executive Vice President and Chief Administrative Officer of the Company, and
(d) Jeffrey Potts, the Senior Vice President, D-Commerce and New Ventures of the Company, and the former President of The Company Store, was elevated to the position of President of Home Brands of the Company, and (ii) that since January 1, 2001, Richard B. Hoffmann has resigned as President and Chief Operating Officer of Hanover Brands, Inc., Ralph J. Bulle has resigned as Senior Vice President, Human Resources of the Company, Curt B. Johnson has resigned as Senior Vice President and General Counsel of the Company and Michael G. Lutz has resigned as Executive Vice President and Chief Operating Officer of the Company.

         Form 8-K, filed May 4, 2001 -- reporting pursuant to Item 5 of such Form (i) the sale of the Company's fulfillment warehouse on Kindig Lane in Hanover Pennsylvania, (ii( the date and place of the Company's Annual Shareholders' Meeting, and (iii) information regarding its conference call with management to review the first quarter 2001 operating results and ongoing strategic initiatives.


         Form 8-K, filed May 17, 2001 - reporting pursuant to Item 9 of such Form and Regulation FD an unofficial transcript of a conference call held by the Company on Wednesday, May 16, 2001, to review the Company's fiscal 2001 results and related matters.

         Form 8-K, filed June 14, 2001 - reporting pursuant to Item 5 of such Form the signing of a definitive agreement to sell certain assets and liabilities of the Company's Improvements business to HSN, a division of USA Networks, Inc.'s Interactive Group, for $33.4 million.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





HANOVER DIRECT, INC.

Registrant



       By: /s/ Brian C. Harriss
          ------------------------------------------------
          Brian C. Harriss

          Executive Vice President and Chief Financial Officer

          (On behalf of the Registrant and as principal financial officer)





       Date: August 13, 2001