Form 10-Q
period 2001-09-29
HANOVER DIRECT INC
filed 2001-11-13
CIK 320333

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 29, 2001
                                               ------------------

                         Commission file number 1-12082



                              HANOVER DIRECT, INC.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                        13-0853260
--------------------------                    ----------------------------------
 (State of incorporation)                      (IRS Employer Identification No.)


1500 Harbor Boulevard, Weehawken, New Jersey                 07086
--------------------------------------------              -----------
  (Address of principal executive offices)                 (Zip Code)


                                 (201) 863-7300
                              --------------------
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

Common stock, par value $.66 2/3 per share: 212,186,331 shares outstanding as of November 6, 2001.

                              HANOVER DIRECT, INC.

                                TABLE OF CONTENTS

                                                                                                           Page
                                                                                                           ----
Part I - Financial Information

    Item 1.  Financial Statements

        Condensed Consolidated Balance Sheets -
           September 29, 2001 and December 30, 2000 .......................................................  3

        Condensed Consolidated Statements of Income (Loss) - 13 and 39-weeks ended
           September 29, 2001 and September 23, 2000 ......................................................  5

        Condensed Consolidated Statements of Cash Flows - 39-weeks ended
           September 29, 2001 and September 23, 2000 ......................................................  6

        Notes to Condensed Consolidated Financial Statements...............................................  8

    Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition and
           Results of Operations........................................................................... 15

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................................... 22

Part II - Other Information

    Item 1.  Legal Proceedings............................................................................. 22

    Item 5.  Other Information............................................................................. 22

    Item 6.  Exhibits and Reports on Form 8-K.............................................................. 23

    Signature.............................................................................................. 24

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands of dollars, except share amounts)
                                   (Unaudited)


                                                             September 29,     December 30,
                                                             -------------     ------------
                                                                 2001              2000
                                                                 ----              ----
                             ASSETS

CURRENT  ASSETS:
      Cash and cash equivalents                                $   1,407         $   1,691
      Accounts receivable, net                                    17,380            27,703
      Inventories                                                 66,356            69,612
      Prepaid catalog costs                                       21,376            23,084
      Deferred tax asset, net                                      3,300             3,300
      Other current assets                                         2,921             3,056
                                                               ---------         ---------
            Total Current Assets                                 112,740           128,446
                                                               ---------         ---------
PROPERTY AND EQUIPMENT, AT COST:
      Land                                                         4,509             4,724
      Buildings and building improvements                         18,197            23,442
      Leasehold improvements                                      12,365            12,624
      Furniture, fixtures and equipment                           60,200            59,773
      Construction in progress                                       106               647
                                                               ---------         ---------
                                                                  95,377           101,210
      Accumulated depreciation and amortization                  (58,952)          (55,570)
                                                               ---------         ---------
      Property and equipment, net                                 36,425            45,640
                                                               ---------         ---------
      Goodwill, net                                                9,362            15,816
      Deferred tax asset, net                                     11,700            11,700
      Other assets                                                 1,087             1,417
                                                               ---------         ---------
             Total Assets                                      $ 171,314         $ 203,019
                                                               =========         =========



            See notes to Condensed Consolidated Financial Statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                 (In thousands of dollars, except share amounts)
                                   (Unaudited)

                                                                                 September 29,     December 30,
                                                                                 -------------     ------------
                                                                                      2001              2000
                                                                                      ----              ----
  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
       Current portion of long-term debt and capital lease obligations             $   3,095         $   3,718
       Accounts payable                                                               48,931            67,858
       Accrued liabilities                                                            24,758            34,443
       Customer prepayments and credits                                                6,374             5,592
                                                                                   ---------         ---------
           Total Current Liabilities                                                  83,158           111,611
                                                                                   ---------         ---------
NON-CURRENT LIABILITIES:
       Long-term debt                                                                 34,234            35,318
       Other                                                                           6,844             8,914
                                                                                   ---------         ---------
           Total Non-current Liabilities                                              41,078            44,232
                                                                                   ---------         ---------
           Total Liabilities                                                         124,236           155,843
                                                                                   ---------         ---------
SERIES A CUMULATIVE PARTICIPATING PREFERRED
       STOCK, mandatory redemption at $50 per share ($70,000),
           2,345,000 shares authorized, 1,647,794 shares issued at
           September 29, 2001 and 1,475,498 shares issued at December
           30, 2000                                                                   80,601            71,628
SHAREHOLDERS' EQUITY (DEFICIT):
       Common Stock, $.66 2/3 par value, 300,000,000 shares
           authorized; 214,425,498 shares issued at September 29, 2001
           and December 30, 2000                                                     142,951           142,951
       Capital in excess of par value                                                300,240           307,595
       Accumulated deficit                                                          (473,367)         (471,651)
                                                                                   ---------         ---------
                                                                                     (30,176)          (21,105)
                                                                                   ---------         ---------
Less:
       Treasury stock, at cost (2,239,167 shares at September 29, 2001
        and 729,167 shares at December 30, 2000)                                      (2,930)           (2,223)
       Notes receivable from sale of Common Stock                                       (417)           (1,124)
                                                                                   ---------         ---------
           Total Shareholders' Equity (Deficit)                                      (33,523)          (24,452)
                                                                                   ---------         ---------
           Total Liabilities and Shareholders' Equity (Deficit)                    $ 171,314         $ 203,019
                                                                                   =========         =========



            See notes to Condensed Consolidated Financial Statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
               (In thousands of dollars, except per share amounts)
                                   (Unaudited)


                                                             For the 13-Weeks Ended        For the 39-Weeks Ended
                                                             ----------------------        ----------------------
                                                          September 29,  September 23,  September 29,   September 23,
                                                          -------------  -------------  --------------  -------------
                                                              2001           2000           2001           2000
                                                            ---------      ---------      ---------      ---------

NET REVENUES                                                $ 117,431      $ 140,381      $ 395,232      $ 413,937
                                                            ---------      ---------      ---------      ---------

OPERATING COSTS AND EXPENSES
     Cost of sales and operating expenses                      76,887         97,207        252,502        281,584
     Special charges                                                -              -          6,081              -
     Selling expenses                                          30,435         34,465        107,491        103,485
     General and administrative expenses                       13,654         19,178         44,350         56,105
     Depreciation and amortization                              1,780          1,933          5,679          6,871
                                                            ---------      ---------      ---------      ---------
                                                              122,756        152,783        416,103        448,045
                                                            ---------      ---------      ---------      ---------
(LOSS) FROM OPERATIONS                                         (5,325)       (12,402)       (20,871)       (34,108)
     Gain on sale of Improvements                                   -              -         22,818              -
     Gain on sale of Kindig Lane                                    -              -          1,529              -
                                                            ---------      ---------      ---------      ---------
EARNINGS (LOSS) BEFORE INTEREST AND
     TAXES                                                     (5,325)       (12,402)         3,476        (34,108)
     Interest expense, net                                      1,451          2,367          5,102          7,690
                                                            ---------      ---------      ---------      ---------
     EARNINGS (LOSS) BEFORE INCOME
           TAXES                                               (6,776)       (14,769)        (1,626)       (41,798)
     Income tax provision                                          30             30             90            135
                                                            ---------      ---------      ---------      ---------
NET EARNINGS (LOSS) AND
      COMPREHENSIVE EARNINGS (LOSS)                            (6,806)       (14,799)        (1,716)       (41,933)
     Preferred stock dividends and accretion                    3,092          1,146          8,956          1,233
                                                            ---------      ---------      ---------      ---------
NET EARNINGS (LOSS) APPLICABLE TO
      COMMON SHAREHOLDERS                                   $  (9,898)     $ (15,945)     $ (10,672)     $ (43,166)
                                                            =========      =========      =========      =========
NET EARNINGS (LOSS) PER COMMON
      SHARE:
     Net earnings (loss) per common share - basic
           and diluted                                      $    (.05)     $    (.07)     $    (.05)     $    (.20)
                                                            =========      =========      =========      =========
     Weighted average common shares outstanding -
           basic (thousands)                                  212,186        213,773        212,281        213,085
                                                            =========      =========      =========      =========
     Weighted average common shares outstanding -
           diluted (thousands)                                212,186        213,773        212,281        213,085
                                                            =========      =========      =========      =========



            See notes to Condensed Consolidated Financial Statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                        For the 39-Weeks Ended
                                                                                        ----------------------
                                                                                     September 29,    September 23,
                                                                                     -------------    -------------
                                                                                         2001             2000
                                                                                       --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                                    $ (1,716)        $(41,933)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
      Depreciation and amortization, including deferred fees                              6,147            8,932
      Provision for doubtful accounts                                                       302            2,686
      Special charges                                                                     2,389                -
      Gain on sale of Improvements                                                      (22,818)               -
      Gain on sale of Kindig Lane                                                        (1,529)               -
      Compensation expense related to stock options                                       1,601            3,962
Changes in assets and liabilities, net of sale of business:
      Accounts receivable                                                                 9,427             (332)
      Inventories                                                                           (56)         (19,315)
      Prepaid catalog costs                                                              (2,300)          (7,320)
      Accounts payable                                                                  (10,245)           1,726
      Accrued liabilities                                                               (12,101)          (3,972)
      Customer prepayments and credits                                                      931              432
      Other non-current liabilities                                                      (2,070)               -
      Other, net                                                                             14              (28)
                                                                                       --------         --------
Net cash (used) in operating activities                                                 (32,024)         (55,162)
                                                                                       --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisitions of property and equipment                                             (1,459)          (9,308)
      Proceeds from sale of Blue Ridge Associates                                             -              838
      Proceeds from sale of Improvements                                                 30,235                -
      Proceeds from sale of Kindig Lane                                                   4,671                -
                                                                                       --------         --------
Net cash provided by (used in) investing activities                                      33,447           (8,470)
                                                                                       --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net (payments) borrowings under Congress revolving loan facility                    4,674           10,172
      Net (payments) borrowings under Congress term loan facility                        (5,511)          10,553
      Net proceeds from issuance of Series A Cumulative Participating Preferred
      Stock                                                                                   -           68,109
      Redemption of Term financing facility                                                   -          (16,000)
      Redemption of Industrial Revenue Bonds                                                  -           (8,000)
      Redemption of 7.5% Convertible Debentures                                            (751)               -
      Payment of debt issuance costs                                                          -           (2,360)
      Proceeds from issuance of Common Stock                                                  -              848
      Series B Convertible Additional Preferred Stock dividends                               -             (920)
      Other, net                                                                           (119)            (102)
                                                                                       --------         --------
Net cash (used in) provided by financing activities                                      (1,707)          62,300
                                                                                       --------         --------
Net increase (decrease) in cash and cash equivalents                                       (284)          (1,332)
Cash and cash equivalents at the beginning of the year                                    1,691            2,849
                                                                                       --------         --------
Cash and cash equivalents at the end of the period                                     $  1,407         $  1,517
                                                                                       ========         ========


            See notes to Condensed Consolidated Financial Statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                        For the 39-Weeks Ended
                                                                                        ----------------------
                                                                                     September 29,    September 23,
                                                                                     -------------    -------------
                                                                                         2001             2000
                                                                                       --------         --------
Supplemental Disclosures of Cash Flow Information:

Cash paid for:

      Interest                                                                         $  4,064         $  5,754
                                                                                       ========         ========

      Income taxes                                                                     $    122         $    264
                                                                                       ========         ========

Non-cash investing and financing activities:

      Redemption of Series B Convertible Additional Preferred Stock                    $      -         $  6,349
                                                                                       ========         ========

      Stock dividend and accretion of Series A Cumulative Participating
           Preferred Stock                                                             $  8,956         $  1,146
                                                                                       ========         ========

      Capital lease obligations                                                        $      -         $    837
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

3.      NET EARNINGS (LOSS) PER SHARE

        Net earnings (loss) per share is computed using the weighted average number of common shares outstanding in accordance with the provisions of SFAS No. 128, "Earnings Per Share." The weighted average number of shares used in the calculation for both basic and diluted net (loss) per share for the 13-week period ended September 29, 2001 was 212,186,331. For the 13-week period ended September 23, 2000 the weighted average number of shares used in the calculation for both basic and diluted net (loss) per share was 213,773,193. The weighted average number of shares used in the calculation for both basic and diluted net
(loss) per share for the 39-week periods ended September 29, 2001 and September 23, 2000 was 212,280,706 and 213,085,469 shares, respectively. Diluted earnings per share equals basic earnings per share as the dilutive calculation would have an anti-dilutive impact as a result of the net losses incurred during the 13-week periods ended September 29, 2001 and September 23, 2000 and the 39-week periods ended September 29, 2001 and September 23, 2000. The number of potentially dilutive securities excluded from the calculation of diluted (loss) per share was 447,374 and 319,862 common share equivalents for the 13-week period ended September 29, 2001 and September 23, 2000, respectively. The number of potentially dilutive securities excluded from the calculation of diluted
(loss) per share were 996,036 and 4,665,915 common share equivalents for the 39-week periods ended September 29, 2001 and September 23, 2000, respectively.

4.      SEGMENT REPORTING

        In prior years the Company reported two separate operating and reporting segments: direct commerce and business to business ("B-to-B") e-commerce transaction services. In conjunction with the Company's previously announced strategic business realignment program, the Company has (1) terminated an intercompany services agreement between erizon and Hanover Brands effective December 30, 2000, (2) ceased the Desius LLC business operations of erizon and
(3) closed erizon's leased fulfillment and telemarketing facility in Maumelle, Arkansas. As a result of these actions, the Company's business to business revenues in fiscal 2001 and beyond are expected to be reduced and for the foreseeable future will be limited to third party clients serviced by Keystone Internet Services, Inc. Taken in conjunction with the Company's announced intention to direct resources primarily towards growth in core brands, these actions have caused the Company, pursuant to SFAS 131, to report results for the consolidated operations of Hanover Direct, Inc. as one segment commencing in fiscal year 2001.

5.      COMMITMENTS AND CONTINGENCIES

        A class action lawsuit was commenced on March 3, 2000 entitled Edwin L. Martin v. Hanover Direct, Inc. and John Does 1 through 10, bearing case no. CJ2000-177 in the State Court of Oklahoma (District Court in and for Sequoyah County). Plaintiff commenced the action on behalf of himself and a class of persons who have at any time purchased a product from the Company and paid for an "insurance charge." The complaint sets forth claims for breach of contract, unjust enrichment, recovery of money paid absent consideration, fraud and a claim under the New Jersey Consumer Fraud Act. The complaint alleges that the Company charges its customers for delivery insurance even though, among other things, the Company's common carriers already provide insurance and the insurance charge provides no benefit to the Company's customers. Plaintiff also seeks a declaratory judgment as to the validity of the delivery insurance. The damages sought are (i) an order directing the Company to return to the plaintiff and class members the "unlawful revenue" derived from the insurance charges,
(ii) declaring the rights of the parties, (iii) permanently enjoining the Company from imposing the insurance charge, (iv) awarding threefold damages of less than $75,000 per plaintiff and per class member, and (v) attorney's fees and costs. The Company's motion to dismiss is pending and discovery has commenced. The plaintiff has deposed a number of individuals. On April 12, 2001, the Court held a hearing on plaintiff's class certification motion. Subsequent to the April 12, 2001 hearing on plaintiff's class certification motion, plaintiff filed a motion to amend the definition of the class. On July 23, 2001, plaintiff's class certification motion was granted, defining the class as "All persons in the United States who are customers of any catalog or catalog company owned by Hanover Direct, Inc. and who have at any time purchased a product from such company and paid money which was designated to be an `insurance' charge." On August 21, 2001 the Company filed an appeal of the order with the Oklahoma Court of Appeals and subsequently moved to stay proceedings in the district court pending resolution of the appeal. No schedule for briefing or hearing of the appeal has yet been set and the district court has not yet ruled on the motion to stay. The Company believes it has defenses against the claims; however, it is too early to determine the outcome or range of potential settlement which could have a material impact on the Company's results of operations.

        On August 15, 2001, the Company was served with a summons and four-count complaint filed in Superior Court for the City and County of San Francisco, California, entitled Teichman v. Hanover Direct, Inc., Hanover Brands, Inc., Hanover Direct Virginia, Inc., and Does 1-100. The complaint was filed by a California resident, seeking damages and other relief for herself and a class of all others similarly situated, arising out of the $0.50 insurance fee charged by catalogs and internet sites operated by subsidiaries of the Company. Defendants, including the Company, have filed motions to dismiss based on a lack of personal jurisdiction over them. The motion to dismiss was set for hearing on November 9, 2001, but plaintiff has indicated that she will seek additional time in which to respond to the pending motion. The Company intends to vigorously defend this matter; however, it is too early to determine the outcome or range or potential settlement which could have a material impact on the Company's results of operations.

        In January 2000 and May 2001, the Company provided its full cooperation in an investigation by the Federal Trade Commission ("FTC") into the marketing of discount buying clubs to see whether any of the entities investigated engaged in (1) unfair or deceptive acts or practices in violation of Section 5 of the FTC Act and/or (2) deceptive or abusive telemarketing acts or practices in violation of the FTC's Telemarketing Sales Rule. It was subsequently revealed to the Company that the FTC was conducting an investigation into the activities of entities owned or controlled by Mr. Ira Smolev. On October 24, 2001, the FTC made final its "Stipulated Final Judgment And Order For Permanent Injunction And Monetary Settlement" against Ira Smolev and named defendant companies in the case of Federal Trade Commission v. Ira Smolev, et al. (USDC So.Dist. FL, Ft. Lauderdale Div.) (the "Order"). The named defendants included The Shoppers Edge, LLC (the Company's private label discount buying club which is owned by Mr. Smolev), FAR Services, LLC (the Smolev-owned contracting party to the Company's Marketing Agreement which was terminated in January 2001), and Consumer Data Depot, LLC (the Smolev-owned contracting party to the Company's Paymentech Processing Agreement). The Order will directly affect only those activities of the Company which are "in active concert or participation with [the named defendants]."

        The most important implication of the Order is that the Company, as bookkeeper to the club for sustaining members of The Shopper's Edge, may not process payments from members of The Shopper's Edge club for membership renewals where the purported authorization of the membership occurred prior to the effective date of the Order, without first obtaining, within 60 days prior to the date on which the consumer is billed, an "express verifiable authorization" of such renewal that complies with the specifications of the Order. All choices specified for "express verifiable authorization" contained in the Order are effectively "positive opt-in," would require some direct mail or technology expenditures and would severely hurt response rates, which could have a material impact on the Company's profits from discount buying club membership revenues. The Company is considering the available alternatives to implement express verifiable authorization consistent with the Order.

        On June 28, 2001, Rakesh K. Kaul, the Company's former President and Chief Executive Officer, filed a five-count complaint (the "Complaint") in New York State Court against the Company, seeking damages and other relief arising out of his separation of employment from the Company, including severance payments of $2,531,352 plus the cost of employee benefits, attorneys' fees and costs incurred in connection with the enforcement of his rights under his employment agreement with the Company, payment of $149,325 for 13 weeks of accrued and unused vacation, damages in the amount of $3,583,800, or, in the alternative, a declaratory judgment from the court that he is entitled to all change of control benefits under the "Hanover Direct, Inc. Thirty-Six Month Salary Continuation Plan", and damages in the amount of $1,396,066 due to the Company's purported breach of the terms of the "Long-Term Incentive Plan for Rakesh K. Kaul" by failing to pay him a "tandem bonus" he alleges was due and payable to him on the 30th day following his termination of employment.

        The Company removed the case to the U.S. District Court for the Southern District of New York on July 25, 2001. Mr. Kaul filed an Amended Complaint ("Amended Complaint") in the U.S. District Court for the Southern District of New York on September 18, 2001. The Amended Complaint repeats many of the claims made in the original Complaint and adds ERISA claims. On October 11, 2001, the Company filed its Answer, Defenses and Counterclaim to the Amended Complaint, denying liability under each of Mr. Kaul's causes of action, raising several defenses and stating nine counterclaims against Mr. Kaul. The counterclaims include (1) breach of contract; (2) breach of the Non-Competition and Confidentiality Agreement with the Company; (3) breach of fiduciary duty; (4) unfair competition; and (5) unjust enrichment. The case is pending and the Company has commenced discovery against Mr. Kaul.

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

        In the first quarter of 2001, an additional amount for special charges was recorded in the amount of $1.1 million which consisted primarily of severance costs related to the elimination of an additional 46 FTE positions across all divisions of the Company's business as part of the strategic business realignment program. In the second quarter of 2001, an additional amount for special charges was recorded in the amount of $5.0 million which consisted primarily of additional charges related to the exit of the Maumelle and Kindig Lane buildings including the write-down for impairment of remaining assets. Maumelle exit charges included a $1.0 million lease provision adjustment and a $1.9 million fixed asset write-down. Kindig Lane exit charges included $0.5 million for fixed asset write-downs. Also included are severance costs of $1.4 million, $0.4 million related to the elimination of associates employed at the Kindig Lane facility, in addition to $1.0 million of severance costs related to the elimination of an additional 32 FTE positions across all divisions of the Company's business as part of the strategic business realignment program. The remaining special charges of $0.2 million represent the forgiveness of a loan as well as other fees. There were no additional charges incurred in the third quarter of 2001.

        As of the end of the third quarter of 2001, a liability is included on the Company's balance sheet related to future costs in connection with the Company's strategic business realignment program consisting of:

        Severance - The cost of employee severance includes termination benefits for line and supervisory personnel in fulfillment, telemarketing, MIS, merchandising, and various levels of corporate and catalog management. Approximately $1.9 million of these costs are recorded in accrued liabilities in the accompanying Condensed Consolidated Balance Sheet at September 29, 2001. Severance payments during the first, second, and third quarters of 2001 amounted to $1.9 million, $1.1 million, and $1.2 million, respectively.

        Facility Exit Costs and Fixed Asset Write-downs - These costs are primarily related to the Company's decision to close its fulfillment center in Maumelle, Arkansas, exit office space located in Edgewater, New Jersey and close several of its retail outlets. Furthermore, costs associated with closing the Always in Style business and terminating the Company's marketing agreement with Compagnie de la Chine are included in the amount written off. Approximately $3.3 million of these costs is included in accrued liabilities at September 29, 2001, and an additional $1.5 million is included in other non-current liabilities, as they will not be paid until 2002 or later. Facility exit and fixed asset write-off payments during the first, second, and third quarters of 2001 were $1.1 million, $1.6 million and $.7 million, respectively. In October 2001, the Company determined it was more cost effective to relocate certain of its operating and administrative functions from the first floor of its facility in Weehawken, New Jersey to previously closed space in Edgewater, New Jersey and sublet the space vacated in Weehawken, New Jersey. Currently, the Company does not anticipate the revised office facility utilization plan will impact restructuring charges already incurred and reported.

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

        The asset purchase agreement between the Company and HSN provides for a reduction in the sale price if the performance of the Improvements business in the 2001 fiscal year fails to achieve a targeted EBITDA level as defined in the agreement. In addition, if Keystone Internet Services, Inc. fails to perform its obligations during the first two years of the services contract, the purchaser can receive a reduction in the original purchase price of up to $2.0 million. An escrow fund of $3.0 million, which was withheld from the original proceeds of the sale of approximately $33.0 million, has been established for a period of two years under the terms of an escrow agreement between LWI Holdings, Inc., HSN and The Chase Manhattan Bank as a result of these contingencies. As of September 29, 2001, the balance in the escrow fund is $2.6 million.

        The Company recognized a net gain on the sale of approximately $22.8 million, including a non-cash goodwill charge of $6.1 million, in the second quarter of 2001, which represents the excess of the net proceeds from the sale over the net assets assumed by HSN, the goodwill associated with the Improvements business and expenses related to the transaction. The recognition of an additional gain of up to approximately $2.5 million has been deferred until the contingencies described above expire, which will not occur prior to the middle of the 2003 fiscal year.

8.      SALE OF KINDIG LANE PROPERTY

        On May 3, 2001, as part of the Company's strategic business realignment program, the Company sold its fulfillment warehouse in Hanover, Pennsylvania (the "Kindig Lane Property") and certain equipment located therein for $4.7 million to an unrelated third party. Substantially all of the net proceeds of the sale were paid to Congress Financial Corporation ("Congress"), pursuant to the terms of the Congress Credit facility, and applied to a partial repayment of the Tranche A Term Loan made to Hanover Direct Pennsylvania, Inc., an affiliate of the Company, and to a partial repayment of the indebtedness under the Congress Credit Facility. The Company realized a net gain on the sale of approximately $1.5 million, which included the sale price net of selling expenses as well as the net book value of assets sold. The Company has continued to use the Kindig Lane Property under a lease agreement with the third party, and will lease a portion of the Kindig Lane Property until August 2002. The Company intends to transition the activities of the Kindig Lane Property into the Company's fulfillment center in Roanoke, Virginia.

9.      CHANGES IN EMPLOYMENT AGREEMENTS

        As of August 1, 2001, Thomas C. Shull, Meridian Ventures, LLC, a Nevada limited liability company controlled by Mr. Shull, and the Company entered into a Services Agreement (the "Services Agreement"), which replaces a previous Services Agreement dated as of December 5, 2000 which was to expire in December 2001. Under the Services Agreement, Meridian will provide for the benefit of the Company the services of Mr. Shull and the services of up to two additional consultants (the "Consultants"). The term of the Services Agreement, and the term for the services of Mr. Shull and the Consultants began on August 1, 2001 and will terminate on June 30, 2002 (the "Agreement Term"); provided, however, that on or prior to May 1, 2002, the Company may extend the Agreement Term on a day to day basis upon written notice to Mr. Shull, provided that thereafter, either Mr. Shull or the Company may terminate the Services Agreement and the Agreement Term with 60 days notice to the other.

        Under the Services Agreement, Meridian is to receive from the Company $75,000 per month for the services of Mr. Shull and up to an additional $60,000 per month for the services of the Consultants (collectively, the "Base Fees"). The Company also is required to pay Meridian up to $21,000 per month during the Agreement Term (the "Flat Fee"). The Company also reimburses Mr. Shull and the Consultants for reasonable out-of-pocket expenses incurred on behalf of the Company.

        Under the Services Agreement, the Company has guaranteed Mr. Shull a target bonus for the Company's 2001 fiscal year pursuant to the Company's 2001 Management Incentive Plan equal to $300,000, which shall be payable in a lump sum on or about April 1, 2002 (or on the date of closing of any transaction which constitutes a Change of Control (as defined in the Services Agreement), if earlier), provided that Mr. Shull is providing services to the Company under the Services Agreement on December 29, 2001 (or on the date of closing of such a transaction, if earlier). In addition, Mr. Shull shall be eligible to receive a maximum bonus for the Company's 2001 fiscal year pursuant to the Company's 2001 Management Incentive Plan equal to up to $600,000 (including the above-described target bonus) which shall be payable pursuant to the same terms as the payment of the target bonus, if he achieves the maximum goals set for him by the Company's Board of Directors.

        The Company also acknowledges in the Services Agreement that it has extended the benefits of its Key Executive Eighteen Month Compensation Continuation Plan, effective as of April 25, 2001, as amended (the "Change of Control Plan"), and its transaction bonus program, to Mr. Shull.

        Under the Services Agreement, upon the closing of any transaction which constitutes a Change of Control (as defined in the Services Agreement), provided that Mr. Shull is then employed by the Company, the Company shall make a lump sum cash payment to Meridian on the date of such closing of $900,000 pursuant to the Change of Control Plan, $300,000 pursuant to the Company's transaction bonus program and at least $300,000 in target bonus (plus any amount of maximum bonus) payable pursuant to the Company's 2001 Management Incentive Plan. Any such lump sum payment would be in lieu of (i) any cash payment under the Services Agreement as a result of a termination of the Services Agreement upon the first day after the acquisition of the Company (whether by merger or the acquisition of all of its outstanding capital stock) or the tenth day after the sale of 50% or more of the market value of the Company's assets (for this purpose under the Services Agreement, such 50% amount shall be deemed to be $107.6 million), and
(ii) the aggregate amount of Base Fees and Flat Fees to which Meridian would have otherwise been entitled through the end of the Agreement Term.

        Pursuant to the Services Agreement, the stock options previously granted by the Company to Mr. Shull and the Consultants (the "Meridian Options") for an aggregate of 4,000,000 shares of the Company's Common Stock with an exercise price of $.25 per share shall (i) terminate upon any termination of the Services Agreement on account of (A) the material breach by Mr. Shull or Meridian of the terms of the Services Agreement or Willful Misconduct (as defined in the Services Agreement) committed by Mr. Shull or Meridian, or (B) Mr. Shull's death or permanent disability, and (ii) vest and become exercisable upon (A) any termination of the Services Agreement on account of the Company's material breach thereof, (B) the first day after the acquisition of the Company (whether by merger or the acquisition of all of its outstanding capital stock) or the tenth day after the sale of 50% or more of the market value of the Company's assets (for this purpose under the Services Agreement, such 50% amount shall be deemed to be $107.6 million) or (C) the Company's termination of its engagement of Meridian and Mr. Shull where there has been no Willful Misconduct (as defined in the Services Agreement) or material breach of the Services Agreement by either Meridian or Mr. Shull. In addition, provided that the Services Agreement shall then be in effect, one-half of Mr. Shull's portion of the Meridian Options and all of the Consultants' portion of the Meridian Options shall vest and become exercisable on December 4, 2001, and Mr. Shull's remaining portion of the Meridian Options shall vest and become exercisable, provided that the Services Agreement shall then be in effect, on June 30, 2002. In addition, all of the Meridian Options shall vest and become exercisable upon the earliest to occur of
(i) Mr. Shull's resignation For Good Reason (as defined in the Services Agreement), (ii) the Company's termination of Mr. Shull's services under the Services Agreement without such termination being For Cause (as defined in the Services Agreement), (iii) a Change of Control (as defined in the Services Agreement) or (iv) the expiration of the Agreement Term. The Services Agreement provides that any of the Meridian Options which so vest and become exercisable shall remain exercisable for a 3-year period.

        Under the Services Agreement, additional amounts are payable to Meridian by the Company under certain circumstances upon the termination of the Services Agreement. If the termination is on account of the expiration of the Agreement Term, Meridian shall be entitled to receive a lump sum payment equal to $600,000 in severance pay and at least $300,000 in target or maximum bonus pursuant to the Company's 2001 Management Incentive Plan. If the termination is on account of the Company's material breach of the Services Agreement or the Company's termination of the engagement of Meridian and Mr. Shull where there has been no Willful Misconduct (as defined in the Services Agreement) or material breach thereof by either Mr. Shull or Meridian, Meridian shall be entitled to receive
(i) a lump sum payment equal to the aggregate amount of Base Fees and Flat Fees to which it would have otherwise been entitled through the end of the Agreement Term, plus (ii) $600,000 in severance pay and at least $300,000 in target or maximum bonus pursuant to the Company's 2001 Management Incentive Plan. If the termination is on account of the acquisition of the Company (whether by merger or the acquisition of all of its outstanding capital stock) or the sale of 50% or more of the market value of the Company's assets (for this purpose under the Services Agreement, such 50% amount shall be deemed to be $107.6 million) and the amount realized in the transaction is less than $0.50 per common share (or the equivalent of $0.50 per common share), if and only if the Company's Change of Control Plan shall not then be in effect, Meridian shall be entitled to receive a lump sum payment equal to the aggregate amount of Base Fees and Flat Fees to which it would have otherwise been entitled through the end of the Agreement Term. If the termination is on account of the acquisition of the Company (whether by merger or the acquisition of all of its outstanding capital stock) or the sale of 50% or more of the market value of the Company's assets (for this purpose under the Services Agreement, such 50% amount shall be deemed to be $107.6 million) and the amount realized in the transaction equals or exceeds $0.50 per common share (or the equivalent of $0.50 per common share), and if and only if the Company's Change of Control Plan shall not then be in effect, Meridian shall be entitled to receive a lump sum payment equal to the greater of the aggregate amount of Base Fees and Flat Fees to which it would have otherwise been entitled through the end of the Agreement Term, or $1,000,000. If the termination is on account of an acquisition or sale of the Company (whether by merger or the acquisition of all of its outstanding capital stock) or the sale of 50% or more of the market value of the Company's assets (for this purpose under the Services Agreement, such 50% amount shall be deemed to be $107.6 million) and the Company's Change of Control Plan shall then be in effect, Mr. Shull shall be entitled to receive his benefit under the Company's Change of Control Plan plus a lump sum cash payment on the date of closing of such sale or acquisition of $300,000 pursuant to the Company's transaction bonus program and at least $300,000 in target bonus (plus any amount of maximum bonus) payable pursuant to the Company's 2001 Management Incentive Plan.

        Under the Services Agreement, the Company is required to maintain directors' and officers' liability insurance during the Agreement Term. The Company is also required to indemnify Meridian, Mr. Shull or any member, officer or employee of, or consultant, contractor or subcontractor to, Meridian who serves as a Consultant to the Company.

        Under a transaction bonus agreement entered into between the Company and Mr. Shull, the Company shall pay him a lump sum transaction bonus equal to $300,000 on the date of closing of any transaction which constitutes a Change of Control (as defined in the Company's Change of Control Plan) provided that he is actively employed by the Company on the date the Change of Control occurs; provided that Mr. Shull's voluntary termination or involuntary termination for cause shall cause such transaction bonus to become null and void.

10.     AMERICAN STOCK EXCHANGE NOTIFICATION

        The Company has received a letter from the American Stock Exchange (the "AMEX") notifying the Company that it is below certain of the AMEX's continued listing guidelines set forth in the AMEX Company Guide. The AMEX has instituted a review of the Company's eligibility for continuing listing of the Company's common stock on the AMEX. The Company has held discussions with the AMEX and awaits further response.

11.     RECENTLY ISSUED ACCOUNTING STANDARDS

        In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of FAS 142, that are effective January 1, 2002, will have on its results of operations and financial position. Goodwill is comprised of the Men's and the Gump's brands and the net balance at September 29, 2001 is $9.4 million.

12.     REDEMPTION OF 7 1/2 % CONVERTIBLE SUBORDINATED DEBENTURES

        The Company is successor to The Horn & Hardart Company, the issuer of 7 1/2 % Convertible Subordinated Debentures which had been due March 7, 2007 (the "Securities"). In accordance with the optional redemption provisions of the Indenture and the Debentures, on September 28, 2001, the Company redeemed all of the outstanding principal balance of the Securities at $751,000, a price of 100% of the face value of the Securities, plus accrued and unpaid interest of an immaterial amount.

13.     AMENDMENT TO CONGRESS LOAN AND SECURITY AGREEMENT

        In November 2001, the Company amended its Congress Credit Facility to waive a default that resulted from the calculation of the EBITDA covenant requirement and agreed to revise the definition to include the net income derived from the sale of the Kindig Lane Property and the assets of the Improvements business. The Company is currently in compliance with this revised definition and expects to remain in compliance for the remainder of the year. In addition, the amendment requires a reserve of $500,000 against the availability under the facility borrowings terms and a fee of $500,000, and the Company does not believe this will have a material impact on its liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following table sets forth, for the fiscal periods indicated, the percentage relationship to net revenues of certain items in the Company's Condensed Consolidated Statements of Income (Loss):

                                                       13-Weeks Ended               39-Weeks Ended
                                                       --------------               --------------
                                                 September 29,  September 23,  September 29,  September 23,
                                                 -------------  -------------  -------------  -------------
                                                     2001           2000           2001           2000
                                                     ----           ----           ----           ----
Net revenues                                        100.0%         100.0%         100.0%         100.0%

Cost of sales and operating expenses                 65.5           69.2           63.9           68.0

Special charges                                       0.0            0.0            1.5            0.0

Selling expenses                                     25.9           24.5           27.2           25.0

General and administrative expenses                  11.6           13.7           11.2           13.5

Depreciation and amortization                         1.5            1.4            1.5            1.7

(Loss) from operations                               (4.5)          (8.8)          (5.3)          (8.2)

Gain on sale of Improvements and
   Kindig Lane                                        0.0            0.0            6.2            0.0

Interest expense, net                                 1.3            1.7            1.3            1.9

Net earnings (loss) and comprehensive
   earnings (loss)                                   (5.8)%        (10.5)%         (0.4)%        (10.1)%


RESULTS OF OPERATIONS - 13-WEEKS ENDED SEPTEMBER 29, 2001 COMPARED WITH THE 13-WEEKS ENDED SEPTEMBER 23, 2000

        Net Earnings (Loss) and Comprehensive Earnings (Loss). The Company reported a net loss of $(6.8) million or $(.05) per share based on net earnings less preferred stock dividends and accretion for the 13-weeks ended September 29, 2001 compared with a net loss of $(14.8) million or $(.07) per share for the comparable period last year. The per-share amounts were calculated based on weighted average shares outstanding of 212,186,331 basic and diluted for the 13-week period ended September 29, 2001, and 213,773,193 basic and diluted for the 13-week period ended September 23, 2000. This decrease in weighted average shares was due to the conversion of 1,510,000 issued common shares into treasury shares.

        Compared to the comparable period last year, the $8.0 million decrease in net loss was primarily due to:

(i)     decreased cost of sales and operating expenses;
(ii)    decreased selling expenses; and
(iii)   decreased general and administrative expenses;

partially offset by a decrease in net revenues.

        Net Revenues. Net revenues decreased $23.0 million (16.4%) for the 13-week period ended September 29, 2001 to $117.4 million from $140.4 million for the comparable period in 2000. This decrease was primarily due to the sale of the Improvements business on June 29, 2001, the closure of the Domestications Kitchen & Garden, Kitchen & Home and Turiya catalogs, and demand shortfalls in both the Silhouettes and International Male catalogs. The number of customers who made a purchase from the Company's catalogs during the 12 months preceding September 29, 2001 was 2.8 million as compared with 3.6 million during the 12 months preceding September 23, 2000. The Company circulated approximately 46.4 million catalogs during the 2001 period versus approximately 45.1 million catalogs during the 2000 period.

        Cost of Sales and Operating Expenses. Cost of sales and operating expenses decreased to 65.5% of net revenues for the 13-week period ended September 29, 2001 as compared to 69.2% of net revenues for the comparable period in 2000. This change is primarily due to an increase in the amount of direct import merchandise, which has a favorable impact on merchandise cost as compared to net revenue. Also contributing to the decrease are the reduced operating costs in information technology and the distribution centers related to the Company's strategic business realignment program.

        Selling Expenses. Selling expenses decreased by $4.0 million for the 13-weeks ended September 29, 2001 versus the comparable period in 2000 although, as a percentage relationship to net revenues, increased to 25.9% for the 13-weeks ended September 29, 2001 from 24.5% for the comparable period in 2000. This increase in percentage was primarily due to the under-performance of catalog mailings during this period.

        General and Administrative Expenses. General and administrative expenses were 11.6% of net revenues for the 13-weeks ended September 29, 2001 versus 13.7% of net revenues for the comparable period in 2000. The 28.8% decrease in total general and administrative expenditures reflects the impact of the Company's strategic business realignment activities.

        Depreciation and Amortization. Depreciation and amortization decreased by $.2 million for the 13-weeks ended September 29, 2001 versus the comparable period in 2000 although, as a percentage relationship to net revenues, increased to 1.5% for the 13-weeks ended September 29, 2001 from 1.4% for the comparable period in 2000. This increase in percentage was a result of the decrease in net revenues during the period.

        Loss from Operations. The Company's loss from operations decreased by $7.1 million to $5.3 million for the 13-weeks ended September 29, 2001 from a loss of $12.4 million for the comparable period in 2000.

        Interest Expense, Net. Interest expense, net decreased $0.9 million to $1.5 million for the 13-weeks ended September 29, 2001 as compared to $2.4 million for the same period last year. The decrease in interest expense in the third quarter of 2001 is primarily due to lower average borrowings and interest rates.


RESULTS OF OPERATIONS - 39-WEEKS ENDED SEPTEMBER 29, 2001 COMPARED WITH THE 39-WEEKS ENDED SEPTEMBER 23, 2000

        Net Earnings (Loss) and Comprehensive Earnings (Loss). The Company reported a net loss of $(1.7) million or $(.05) per share based on net earnings
(loss) less preferred stock dividends and accretion for the 39-weeks ended September 29, 2001 compared with a net loss of $(41.9) million or $(.20) per share for the comparable period last year. The per-share amounts were calculated based on weighted average shares outstanding of 212,280,706 and 213,085,469 for the current and prior year periods, respectively. This decrease in weighted average shares was due to the conversion of 1,510,000 common shares into treasury shares.

        Compared to the comparable period last year, the $40.2 million decrease in net loss was primarily due to:

(i)     gain on sale of the Improvements business;
(ii)    gain on sale of the Kindig Lane Property;
(iii)   decreased cost of sales and operating expenses; and
(iv)    decreased general and administrative expenses;

partially offset by:

(i)     increased selling expenses; and
(ii) special charges associated with the Company's strategic business realignment program.

        Net Revenues. Net revenues decreased $18.7 million (4.5%) for the 39-week period ended September 29, 2001 to $395.2 million from $413.9 million for the comparable period in 2000. This decrease was primarily due to the sale of the Improvements business on June 29, 2001, the closure of the Domestications Kitchen & Garden, Kitchen & Home and Turiya catalogs, and demand shortfalls in both the International Male and Gump's brands. The number of customers who made a purchase from the Company's catalogs during the 12 months preceding September 29, 2001 was 2.8 million as compared with 3.6 million during the 12 months preceding September 23, 2000. The Company circulated approximately 173.0 million catalogs during the 2001 period versus approximately 155.3 million catalogs during the 2000 period.

        Cost of Sales and Operating Expenses. Cost of sales and operating expenses decreased to 63.9% of net revenues for the 39-week period ended September 29, 2001 as compared to 68.0% of net revenues for the comparable period in 2000. This change is primarily due to an increase in the amount of direct import merchandise, which has a favorable impact on merchandise cost as compared to net revenue. Also contributing to the decrease are the reduced operating costs in distribution centers related to the Company's strategic business realignment program.

        Selling Expenses. Selling expenses increased to 27.2% of revenues for the 39-weeks ended September 29, 2001 from 25.0% for the comparable period in 2000 primarily due to the under-performance of catalog mailings during the second quarter period.

        Special Charges. Special charges were 1.5% of net revenues for the 39-weeks ended September 29, 2001 versus 0.0% of net revenues for the comparable period in 2000. In the first quarter of 2001 an additional amount for special charges was recorded in the amount of $1.1 million which consisted primarily of severance costs related to the elimination of an additional 46 FTE positions across all divisions of the Company's business as part of the strategic business realignment program. In the second quarter of 2001 an additional amount for special charges was recorded in the amount of $5.0 million which consisted primarily of additional charges related to the exit of the Maumelle and Kindig Lane buildings including the write-down for impairment of remaining assets. Maumelle exit charges included a $1.0 million lease provision adjustment and a $1.9 million fixed asset write-down. Kindig Lane exit charges included $0.5 million for fixed asset write-downs. Also included are severance costs of $1.4 million, $0.4 million related to the elimination of associates employed at the Kindig Lane facility, and $1.0 million from the elimination of an additional 32 FTE positions across all divisions of the Company's business as part of the strategic business realignment program. The remaining special charges of $0.2 million represent the foregiveness of a loan as well as other fees. There were no additional charges incurred in the third quarter of 2001.

        General and Administrative Expenses. General and administrative expenses were 11.2% of net revenues for the 39-weeks ended September 29, 2001 versus 13.5% of net revenues for the comparable period in 2000. The 21.0% decrease in total general and administrative expenditures reflects the impact of the Company's strategic business realignment activities.

        Depreciation and Amortization. Depreciation and amortization decreased to 1.5% of net revenues for the 39-weeks ended September 29, 2001 from 1.7% for the comparable period in 2000. The decrease is a result of the complete amortization of a major computer system in the year 2000 as well as the write-down of fixed assets in connection with the Company's strategic business realignment program in the year 2001.

        Loss from Operations. The Company's loss from operations decreased by $13.2 million to $20.9 million for the 39-weeks ended September 29, 2001 from a loss of $34.1 million for the comparable period in 2000.

        Gain on sale of the Improvements business and the Kindig Lane Property. Gain on sale of the Improvements business and the Kindig Lane Property was 6.2% of net revenue for the 39-weeks ended September 29, 2001 versus 0.0% of net revenues for the comparable period in 2000. The Company recognized a net gain on the sale of approximately $22.8 million, including a non-cash goodwill charge of $6.1 million, in the second quarter of 2001, which represents the excess of the net proceeds from the sale over the net assets acquired by HSN, the goodwill associated with the Improvements business and expenses related to the transaction. The Company realized a net gain on the sale of the Kindig Lane Property of approximately $1.5 million, which included the sale price net of selling expenses as well as the net book value of assets sold.

        Interest Expense, Net. Interest expense, net decreased $2.6 million to $5.1 million for the 39-weeks ended September 29, 2001 as compared to $7.7 million for the same period last year. The first quarter of 2000 contained a one-time commitment fee and the accelerated amortization of deferred financing costs due to refinancing the Company's credit facility with Congress. The absence of these costs for the first quarter of 2001 was partially offset by higher interest costs resulting from an increase in average borrowings. The decrease in interest expense in the second and third quarters of 2001 is primarily due to lower average borrowings and interest rates.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities. During the 39-week period ended September 29, 2001, net cash used in operating activities was $32.0 million. This was primarily due to net losses which, when adjusted for depreciation, amortization and other non-cash items, comprised $15.6 million of operating cash used in the period. Additionally, cash outflows resulted from the reduction in accrued liabilities and accounts payable partially offset by a decrease in net accounts receivable.

        Net cash provided by (used in) investing activities. During the 39-week period ended September 29, 2001, net cash provided by investing activities was $33.4 million, which was primarily due to approximately $30.0 million of gross proceeds from the sale of the Improvements business. Of the approximately $33.0 million, $3.0 million of the proceeds of the sale are being held in escrow for a period of up to two years under the terms of an Escrow Agreement between LWI Holdings, Inc., HSN LP and The Chase Manhattan Bank (Note 7). As of September 29, 2001, the balance in the escrow fund is $2.6 million.

        Net cash (used in) provided by financing activities. During the 39-week period ended September 29, 2001, net cash used in financing activities was $1.7 million, which was primarily due to payments under the Congress term loan facility and the redemption of the 7 1/2% Convertible Subordinated Debentures, partially offset by borrowings under the Congress revolving loan facility.

        Congress Credit Facility. On March 24, 2000, the Company amended its credit facility with Congress to provide the Company with a maximum credit line, subject to certain limitations, of up to $82.5 million (the "Congress Credit Facility"). The Congress Credit Facility, as amended, expires on January 31, 2004 and is comprised of a revolving loan facility, a $17.5 million Tranche A Term Loan and a $7.5 million Tranche B Term Loan. Total cumulative borrowings, however, are subject to limitations based upon specified percentages of eligible receivables and eligible inventory, and the Company is required to maintain $3.0 million of excess credit availability at all times. The Congress Credit Facility, as amended, is secured by all the assets of the Company and places restrictions on the incidence of additional indebtedness and on the payment of Common Stock dividends. As of September 29, 2001, the Company had $37.2 million of borrowings outstanding under the amended Congress Credit Facility comprised of $20.4 million under the revolving loan facility, and $10.9 million and $5.9 million of Tranche A Term Loans and Tranche B Term Loans, respectively. The Company may draw upon the amended Congress Credit Facility to fund working capital requirements as needed.

        In November 2001, the Company amended its Congress Credit Facility to waive a default that resulted from the calculation of the EBITDA covenant requirement and agreed to revise the definition to include the net income derived from the sale of the Kindig Lane Property and the assets of the Improvements business. The Company is currently in compliance with this revised definition and expects to remain in compliance for the remainder of the year. In addition, the amendment requires a reserve of $500,000 against the availability under the facility borrowings terms and a fee of $500,000, and the Company does not believe this will have a material impact on its liquidity.

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

        The asset purchase agreement between the Company and HSN provides for a reduction in the sale price if the performance of the Improvements business in the 2001 fiscal year fails to achieve a targeted EBITDA level as defined in the agreement. In addition, if Keystone Internet Services, Inc. fails to perform its obligations during the first two years of the services contract, the purchaser can receive a reduction in the original purchase price of up to $2.0 million. An escrow fund of $3.0 million, which was withheld from the original proceeds of the sale of approximately $33.0 million, has been established for a period of two years under the terms of an escrow agreement between LWI Holdings, Inc., HSN and The Chase Manhattan Bank as a result of these contingencies. As of September 29, 2001, the balance in the escrow fund is $2.6 million.

        The Company recognized a net gain on the sale of approximately $22.8 million, including a non-cash goodwill charge of $6.1 million, in the second quarter of 2001, which represents the excess of the net proceeds from the sale over the net assets assumed by HSN, the goodwill associated with the Improvements business and expenses related to the transaction. The recognition of an additional gain of up to approximately $2.5 million has been deferred until the contingencies described above expire, which will not occur prior to the middle of the 2003 fiscal year.

        The Company has received a letter from the American Stock Exchange (the "AMEX") notifying the Company that the Company is below certain of the AMEX's continued listing guidelines set forth in the AMEX Company Guide. The AMEX has instituted a review of the Company's eligibility for continuing listing of the Company's common stock on the AMEX. The Company has held discussions with the AMEX and awaits further response.

        General. At September 29, 2001, the Company had $1.4 million in cash and cash equivalents compared with $1.5 million at September 23, 2000. Working capital and current ratios at September 29, 2001 were $29.6 million and 1.36 to 1 versus $43.0 million and 1.46 to 1 at September 23, 2000. Total cumulative borrowings, including financing under capital lease obligations, as of September 29, 2001, aggregated $37.3 million, $34.2 million of which is classified as long-term. Capital commitments at September 29, 2001 totaled approximately $0.2 million. Management believes that the Company has sufficient liquidity and availability under its credit agreements to fund its planned operations through at least September 28, 2002. Achievement of the cost saving and other objectives of the Company's strategic business realignment program is critical to the maintenance of adequate liquidity.

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

FORWARD-LOOKING STATEMENTS

        The following statement from above constitutes a forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995:

        "Management believes that the Company has sufficient liquidity and availability under its credit agreements to fund its planned operations through at least September 28, 2002."

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

        Customer response to the Company's merchandise offerings and circulation changes; effects of shifting patterns of e-commerce versus catalog purchases; costs associated with printing and mailing catalogs and fulfilling orders; effects of potential slowdowns or other disruptions in postal service; dependence on customers' seasonal buying patterns; and fluctuations in foreign currency exchange rates.

        The ability of the Company to achieve projected levels of sales and the ability of the Company to reduce costs commensurately with sales projections. Increases in postage, printing and paper prices and/or the inability of the Company to reduce expenses generally as required for profitability and/or increase prices of the Company's merchandise to offset expense increases.

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

        The ability of the Company to attract and retain management and employees generally and specifically with the requisite experience in e-commerce, Internet and direct marketing businesses. The ability of employees of the Company who have been promoted as a result of the Company's strategic business realignment program to perform the responsibilities of their new positions.

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

        Continued compliance by the Company with and the enforcement by Congress of financial and other covenants and limitations contained in the Congress Credit Facility, including net worth, net working capital, capital expenditure and EBITDA covenants, and limitations based upon specified percentages of eligible receivables and eligible inventory, and the requirement that the Company maintain $6.0 million of excess credit availability at all times, affecting the ability of the Company to continue to make borrowings under the Congress Credit Facility.

        Continuation of the Company's history of operating losses, and the incidence of costs associated with the Company's strategic business realignment program, resulting in the Company failing to comply with certain financial and other covenants contained in the Congress Credit Facility, including net worth, net working capital, capital expenditure and EBITDA covenants and the ability of the Company to obtain waivers from Congress in the event that future internal and/or external events result in performance which results in noncompliance by the Company with the terms of the Congress Credit Facility requiring remediation.

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

        The ability of the Company to transfer its own as well as its third party fulfillment operations conducted at the fulfillment center located in Kindig Lane, Hanover, Pennsylvania to other facilities in a timely manner while satisfying its contractual obligations to provide fulfillment services for third party clients and itself.

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

        The inability of the Company to sell assets at industry multiples or at all due to market conditions generally, as a result of market conditions following the events of September 11, 2001 and otherwise.

        The Company's dependence up to August 24, 2000 on Richemont and its affiliates for financial support and the fact that they are not under any obligation ever to provide any additional support in the future.

        The ability of the Company to maintain the listing of its Common Stock on the American Stock Exchange.

        The continued willingness of customers to place and receive mail orders in light of worries about bio-terrorism.

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

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        INTEREST RATES: The Company's exposure to market risk relates to interest rate fluctuations for borrowings under the Congress Credit Facility, which bear interest at variable rates. At September 29, 2001, outstanding principal balances under the Congress Credit Facility subject to variable rates of interest were approximately $20.4 million. If interest rates were to increase by one quarter of one percent from current levels, the resulting increase in interest expense of approximately $0.1 million would not have a material impact on the Company's results of operations taken as a whole.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On June 28, 2001, Rakesh K. Kaul, the Company's former President and Chief Executive Officer, filed a five-count complaint (the "Complaint") in New York State Court against the Company, seeking damages and other relief arising out of his separation of employment from the Company, including severance payments of $2,531,352 plus the cost of employee benefits, attorneys' fees and costs incurred in connection with the enforcement of his rights under his employment agreement with the Company, payment of $149,325 for 13 weeks of accrued and unused vacation, damages in the amount of $3,583,800, or, in the alternative, a declaratory judgment from the court that he is entitled to all change of control benefits under the "Hanover Direct, Inc. Thirty-Six Month Salary Continuation Plan", and damages in the amount of $1,396,066.80 due to the Company's purported breach of the terms of the "Long-Term Incentive Plan for Rakesh K. Kaul" by failing to pay him a "tandem bonus" he alleges was due and payable to him on the 30th day following his termination of employment.

        The Company removed the case to the U.S. District Court for the Southern District of New York on July 25, 2001. Mr. Kaul filed an Amended Complaint ("Amended Complaint") in the U.S. District Court for the Southern District of New York on September 18, 2001. The Amended Complaint repeats many of the claims made in the original Complaint and adds ERISA claims. On October 11, 2001, the Company filed its Answer, Defenses and Counterclaim to the Amended Complaint, denying liability under each of Mr. Kaul's causes of action, raising several defenses and stating nine counterclaims against Mr. Kaul. The counterclaims include (1) breach of contract; (2) breach of the Non-Competition and Confidentiality Agreement with the Company; (3) breach of fiduciary duty; (4) unfair competition; and (5) unjust enrichment. The case is pending and the Company has commenced discovery against Mr. Kaul.

        See also Note 5, Commitments and Contingencies, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of legal proceedings pending against the Company and its subsidiaries.

ITEM 5. OTHER INFORMATION

        The Company has received a letter from the American Stock Exchange (the "AMEX") notifying the Company that the Company is below certain of the AMEX's continued listing guidelines set forth in the AMEX Company Guide. The AMEX has instituted a review of the Company's eligibility for continuing listing of the Company's Common Stock on the AMEX. The Company has held discussions with the AMEX and awaits further response.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        10.1 Services Agreement dated as of August 1, 2001 by and among (i) Meridian Ventures, LLC, a Nevada limited liability company controlled by Thomas
C. Shull, and Thomas C. Shull, jointly and severally; and (ii) Hanover Direct, Inc.


        10.2 Agreement dated May 14, 2001 between Hanover Direct, Inc. and Thomas C. Shull regarding transaction bonus

        10.3 Eighteenth Amendment to Loan and Security Agreement, dated as of November 12, 2001, among Congress Financial Corporation and various subsidiaries of the Company.


(b) Reports on Form 8-K

        Form 8-K, filed July 2, 2001 - reporting pursuant to Item 5 of such Form the issuance of a press release announcing that the Company had completed the sale of certain assets and liabilities of the Improvements business to HSN, a division of USA Networks, Inc.'s Interactive Group, for approximately $33.4 million and attaching a copy of such press release.

        Form 8-K, filed August 6, 2001 - reporting pursuant to Item 5 of such Form the issuance of a press release announcing that a conference call with management to review the Fiscal 2001 first half operating results and ongoing strategic restructuring activities was to be held on Tuesday, August 14, 2001 and attaching a copy of such press release.

        Form 8-K/A-1, filed August 9, 2001 - reporting pursuant to Items 2 and 7 of such Form further information with respect to the recent sale of certain assets and liabilities of the Improvements business to HSN.

        Form 8-K, filed August 14, 2001 - reporting pursuant to Item 9 of such Form and Regulation FD the issuance of a press release announcing operating results for the 13 and 26 weeks ended June 30, 2001 and attaching a copy of such press release.

        Form 8-K, filed August 15, 2001 - reporting pursuant to Item 9 of such Form and Regulation FD the contents of a conference call on Tuesday August 14, 2001 to review the Fiscal 2001 first half operating results and providing an unofficial transcript of such call.

        Form 8-K, filed August 28, 2001 - reporting pursuant to Item 5 of such Form the resignation on August 16, 2001 of Robert F. Wright as a member of the Board of Directors and the election effective as of August 21, 2001 of Basil P. Regan as a member of the Board of Directors and attaching a copy of a press release with respect to such events.

        Form 8-K/A-2, filed September 12, 2001 - reporting pursuant to Item 2 of such Form further information with respect to the recent sale of certain assets and liabilities of the Improvements business to HSN and providing certain pro forma financial information with respect to the Company and its subsidiaries.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




HANOVER DIRECT, INC.

Registrant



    By: /s/ Brian C. Harriss
       -------------------------------------------
       Brian C. Harriss
       Executive Vice President and Chief Financial Officer
       (On behalf of the Registrant and as principal financial officer)





    Date: November 13, 2001