Form 10-K405
period 2001-12-29
HANOVER DIRECT INC
filed 2002-03-28
CIK 320333

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

                         COMMISSION FILE NUMBER 1-12082
                            ------------------------

                              HANOVER DIRECT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
                 (STATE OR OTHER JURISDICTION OF INCORPORATION
                                OR ORGANIZATION)

               115 RIVER ROAD, BUILDING 10, EDGEWATER, NEW JERSEY
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                   13-0853260
                       (IRS EMPLOYER IDENTIFICATION NO.)

                                     07020
                                   (ZIP CODE)

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 21, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $29,430,676.62 (based on the closing price of the Common Stock on the American Stock Exchange on March 21, 2002 of $0.43 per share; shares of Common Stock owned by directors and officers of the Company are excluded from this calculation; such exclusion does not represent a conclusion by the Company that all of such directors and officers are affiliates of the Company).

     As of March 21, 2002, the registrant had 138,235,800 shares of Common Stock outstanding (excluding treasury shares).
                            ------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A is incorporated into items 11, 12 and 13 of Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              HANOVER DIRECT, INC.
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

                                     INDEX

                                                                           PAGE
                                                                           ----
                                    PART I
ITEM 1.      Business....................................................    2
               General...................................................    2
               Strategic Realignment.....................................    2
               Hanover Brands............................................    4
               erizon....................................................    7
               Incubator Investments.....................................    8
               Credit Management.........................................    9
               Financing.................................................    9
               Additional Investments....................................   10
               Employees.................................................   12
               Seasonality...............................................   12
               Competition...............................................   12
               Trademarks................................................   12
               Government Regulation.....................................   12
               Listing Information.......................................   13
ITEM 2.      Properties..................................................   13
ITEM 3.      Legal Proceedings...........................................   14
ITEM 4.      Submission of Matters to a Vote of Security Holders.........   17

                                    PART II
ITEM 5.      Market for Registrant's Common Equity and Related
             Stockholder's Matters.......................................   18
ITEM 6.      Selected Financial Data.....................................   19
ITEM 7.      Management's Discussion and Analysis of Consolidated
             Financial Condition and Results of Operations...............   20
               Results of Operations.....................................   20
               Liquidity and Capital Resources...........................   24
               Forward Looking Statements................................   27
               Cautionary Statements.....................................   27
ITEM 7A.     Quantitative and Qualitative Disclosures about Market
             Risk........................................................   28
ITEM 8.      Financial Statements and Supplementary Data.................   29
ITEM 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................   65

                                   PART III
ITEM 10.     Directors and Executive Officers of the Registrant..........   67
ITEM 11.     Executive Compensation......................................   70
ITEM 12.     Security Ownership of Certain Beneficial Owners and
             Management..................................................   70
ITEM 13.     Certain Relationships and Related Transactions..............   70

                                    PART IV
ITEM 14.     Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................   71
             Signatures..................................................   73

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Hanover Direct, Inc. (the "Company") provides quality, branded merchandise through a portfolio of catalogs and e-commerce platforms to consumers, as well as a comprehensive range of Internet, e-commerce and fulfillment services to businesses.

     Hanover Brands, Inc. ("Hanover Brands"), the Company's business-to-consumer subsidiary, is comprised of its catalog and Web site portfolio of home fashions, apparel and gift brands including during 2001 Domestications, The Company Store, Scandia Down, Silhouettes, International Male, Undergear and Gump's By Mail. Each brand can be accessed on the Internet individually by name. In addition, the Company owns Gump's, a retail store based in San Francisco, California. In 2001, the Company discontinued certain businesses, including its The Company Store at Home, Great Finds, Outtakes, Encore, Turiya, Kitchen & Home and Domestications Kitchen & Garden print catalogs, sold its Improvements business and terminated its marketing agreement with Compagnie de la Chine.

     At the commencement of 2001, erizon, Inc. ("erizon"), the Company's business-to-business subsidiary, was comprised of the Company's direct commerce IT platform, Keystone Internet Services, Inc., the Company's third party, end-to-end, fulfillment, logistics and e-care provider, and Desius LLC, offering Web shop services and e-commerce systems development. erizon also formerly serviced the logistical, IT and fulfillment needs of Hanover Brands through an intercompany services agreement which was terminated effective December 30, 2000. In January 2001, the Company ceased Desius LLC's business operations and, as a result, erizon now consists principally of the third party fulfillment business of Keystone Internet Services, Inc.

     The Company is incorporated in Delaware and its executive offices were formerly located at 1500 Harbor Boulevard, Weehawken, New Jersey 07087. As of December 3, 2001, the Company moved its executive offices to 115 River Road, Edgewater, New Jersey 07020. The Company's telephone number is (201) 863-7300. The Company is a successor in interest to The Horn & Hardart Company, a restaurant company founded in 1911, and Hanover House Industries, Inc., founded in 1934. Richemont Finance S.A. ("Richemont"), a Luxembourg company, owns approximately 20.8% of the Company's outstanding common stock. Richemont is an affiliate of Compagnie Financiere Richemont, A.G., a Swiss based publicly traded luxury goods company.

STRATEGIC REALIGNMENT

     On January 5, 2001, the Company announced a strategic business realignment program which included (1) the elimination of approximately 285 FTE positions across all its business units, (2) the closure of the Company's Always In Style business, (3) the discontinuance by Hanover Brands of the underperforming Turiya, Kitchen & Home and Domestications Kitchen & Garden catalogs while incorporating some of the product offerings within continuing catalogs, (4) the termination by Hanover Brands of its marketing agreement with Compagnie de la Chine, (5) the closure by Hanover Brands of certain retail outlets and a satellite facility in New Jersey, (6) the expected closure by erizon of its leased fulfillment and telemarketing facility in Maumelle, Arkansas later in 2001 (the facility was closed in May 2001) and (7) the immediate cessation by erizon of the operations of Desius LLC.

     Such actions were taken in an effort to direct the Company's resources primarily towards growth in core brands, such as The Company Store, Domestications and Silhouettes brands, while reducing costs in all areas of the business and eliminating investment activities that had not yet generated sufficient revenue to produce profitable returns. erizon consolidated the Maumelle operations within its remaining facilities and now provides the bulk of its fulfillment services for third party clients of its Keystone Internet Services, Inc. subsidiary within its existing operations. The consolidation of Keystone activities in other facilities provides a better opportunity to the Company to focus resources, particularly customer service support, on clients to service their needs.

     The Company retained Newmark Retail Financial Advisors LLC to seek qualified purchasers for its Gump's By Mail and Gump's San Francisco business, its Brawn of California business, including the

International Male and Undergear brands, its Scandia Down business, its Silhouettes business and its 277,500 square foot warehouse and fulfillment facility located in Hanover, Pennsylvania. The Company terminated its contract with Newmark Retail Financial Advisors LLC effective February 28, 2002. The Company may be obligated to pay Newmark certain tail or other ancillary fees depending on the circumstances.

     In March 2001, the Company took additional steps in its strategic business realignment program which included (1) the elimination of approximately 24 FTE positions principally in Hanover Brands and the Company's IT operations, (2) the expected closure by the Company of a portion of its leased principal executive offices in Weehawken, New Jersey and a leased storage facility later in the year, (3) the execution of an agreement for a new discount buyers club to consumers with MemberWorks Incorporated, and (4) initiatives directed at achieving costs savings in package shipping costs and telemarketing and customer service. In December 2001, the Company completed the closure of a portion of its leased principal executive offices in Weehawken, New Jersey and relocated the principal executive offices to 115 River Road, The Hudson River Pier, Edgewater, New Jersey 07020 in order to facilitate the sublet of approximately 57,000 square feet of excess space but has remained in occupancy of a portion of the space located in Weehawken, New Jersey for catalog and other operations.

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

     On May 15, 2001, the Company closed its subleased fulfillment and telemarketing facility in Maumelle, Arkansas. The sublease for the Maumelle facility is currently due to expire in 2010 but the Company is negotiating a lease termination agreement with the landlord and the sublandlord pursuant to which the Company and the sublandlord will each make a substantial cash payment to the landlord and, upon satisfaction of certain other conditions, the landlord and the sublandlord will release the Company from any obligations and liabilities under its sublease, other than as to certain damage to the building.

     On June 29, 2001, the Company sold certain assets and liabilities of its Improvements business to HSN, a division of USA Networks, Inc.'s Interactive Group for approximately $33.0 million. In conjunction with the sale, the Company's Keystone Internet Services, Inc. subsidiary agreed to provide telemarketing and fulfillment services for the Improvements business under a service agreement with the buyer for a period of three years. Subsequently, the services arrangement was expanded so that Keystone provides a greater range of services to HSN.

     During 2001, the Company consolidated the management and operations of the Gump's retail store and the Gump's By Mail catalog in one geographic location, San Francisco, California. The Company has also streamlined the senior management of Gump's, and has put in place business and profit improvement initiatives, including the planned launch during 2002 of various specialty shops-in-shops in the Gump's San Francisco retail store and the development of a customer loyalty program.

     During 2001, the Company discontinued various catalogs, websites, mailings and programs in its Brawn of California operations, and eliminated unprofitable circulation of its International Male and Undergear catalogs, in an effort to focus the business on the International Male core customer. The Company has put various profit improvement initiatives in place at Brawn of California, including a reduction in the number of FTE employees, the closure of the off-site photographic studio, and the adoption of digital photography. In addition, the Company has initiated a number of inventory management initiatives at Brawn of California.

     As a result of all the foregoing strategic business realignment actions, the Company's business to business revenues in fiscal 2001 were materially reduced; however, the Company will continue to market its end-to-end fulfillment services to strong third-party clients in 2002 and beyond. Taken in conjunction with the Company's announced intention to direct resources primarily towards growth in core brands, these actions caused the Company, pursuant to SFAS No. 131, to report results for the consolidated operations of the Company as one segment commencing in fiscal 2001.

     The Company intends to continue to investigate both internal and external opportunities to further reduce costs, improve cashflow and maximize shareholder value.

HANOVER BRANDS

     General. The Company, through Hanover Brands, is a leading specialty direct marketer with a diverse portfolio of branded home fashions, men's and women's apparel and gift products marketed via direct mail-order catalogs and connected Internet Web sites. The Company's catalog titles are organized into five brand groups -- Home Fashions -- Mid-Market brands, Home
Fashions -- Upscale brands, Women's Apparel brands, Men's Apparel brands and Gift brands groups -- each consisting of one or more catalog/online titles. All of these brand groups utilize central purchasing and inventory management functions and erizon's common systems platform, telemarketing, fulfillment, distribution and administrative functions. During 2001, the Company mailed approximately 241.5 million catalogs (including certain catalogs relating to businesses of the Company that were later discontinued and catalogs related to the Company's Improvements business prior to its sale), answered more than 9.2 million customer service/order calls and processed and shipped 7.2 million packages to customers.

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

     The asset purchase agreement between the Company and HSN provides for a reduction in the sale price if the performance of the Improvements business in the 2001 fiscal year fails to achieve a targeted EBITDA level as defined in the agreement. The business achieved the targeted EBITDA level so no reduction in the sale price was required. In addition, if Keystone Internet Services, Inc. fails to perform its obligations during the first two years of the services contract, the purchaser can receive a reduction in the original purchase price of up to $2.0 million. An escrow fund of $3.0 million, which was withheld from the original proceeds of the sale of approximately $33.0 million, has been established for a period of two years under the terms of an escrow agreement between LWI Holdings, Inc., HSN and The Chase Manhattan Bank as a result of these contingencies. As of December 29, 2001, the balance in the escrow fund was approximately $2.6 million.

     The Company reviews its portfolio of catalogs as well as new opportunities to acquire or develop catalogs from time to time. In 2001, the Company discontinued its The Company Store at Home, Great Finds, Outtakes, Encore, Turiya, Kitchen & Home and Domestications Kitchen & Garden print catalogs.

     Each of the Company's specialty catalogs targets distinct market segments offering a focused assortment of merchandise designed to meet the needs and preferences of its target customers. Through market research and ongoing testing of new products and concepts, each brand group determines each catalog's own merchandise strategy, including appropriate price points, mailing plans and presentation of its products. The Company is continuing its development of exclusive or private label products for a number of its catalogs, including Domestications and The Company Store, to further enhance the brand identity of the catalogs.

     The Company's specialty catalogs typically range in size from approximately 24 to 116 pages with two to five new editions per year depending on the seasonality and fashion content of the products offered. Each edition may be mailed several times each season with variations in format and content. Each catalog employs the services of an outside creative agency or has its own creative staff that is responsible for the designs, layout, copy, feel and theme of the book. Generally, the initial sourcing of new merchandise for a catalog begins two to four months before the catalog is mailed.

     The following is a description of the Company's catalogs in each of the Company's five brand groups:

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

     In March 1999, the Company, through a newly formed subsidiary, started up and promoted a discount buyers club to consumers known as "The Shopper's Edge." In exchange for an up-front membership fee, the Shopper's Edge program enables members to purchase a wide assortment of merchandise at discounts which are not available through traditional retail channels. Effective December 1999, the Company sold its interest in The Shopper's Edge subsidiary to FAR Services, LLC, an unrelated third party, for a nominal fair value based upon an independent appraisal.

     In January 2001, the Company terminated its Agreement with FAR Services and ceased the offering of memberships in The Shopper's Edge to its customers. Members continued to have the ability to have their memberships automatically renewed and billed unless canceled by the member. The last renewals of memberships were processed in October 2001 by mutual agreement between the Company and FAR Services as a result of the terms of the then-pending settlement agreement between the Federal Trade Commission and Ira Smolev, the owner of FAR Services. For the purpose of monitoring and processing refunds for the Company's customers, the Company remained in its position as bookkeeper for the club during 2001. The Company will continue to perform the function of bookkeeper until April 2003, or the period of eighteen months beyond the time the last member was renewed, since members are due refunds for cancellations which might occur at any time during an annual membership and surety bonds secured by letters of credit obtained with funds held by the bookkeeper are in place in six states, and must remain in place for six months beyond the last date of any membership.

     Marketing and Database Management. The Company maintains a proprietary customer list currently containing approximately 13 million names of customers who have purchased from one of the Company's catalogs within the past 36 months. Approximately 2.7 million of the names on the list represent customers who have made purchases from at least one of the Company's catalogs within the last 12 months. The list contains name, gender, residence and historical transaction data. This database is selectively enhanced with demographic, socioeconomic, lifestyle and purchase behavior overlays from other sources.

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

     In March 2001, the Company entered into a five-year marketing services agreement with MemberWorks, Incorporated under which the Company's catalogs market and offer a variety of MemberWorks membership programs for a wide variety of goods and services to the Company's catalog customers when they call to place an order. To the extent that the Company achieves a certain acceptance rate by reading scripts to its customers, the Company is guaranteed a certain revenue stream dependent upon the actual number of offers made. To the extent that the program performs better than a pre-designated level, the Company will receive a higher level of revenue than its guaranteed minimum. MemberWorks has the exclusive rights to first up-sell position on all merchandise order calls made to the Company, after any cross-sells which the catalogs may make for their own primary (or catalog-based) products, but before any offer for one of the Company's pre-existing catalog-based membership clubs. The catalog company may choose not to read an up-sell script on all inbound order calls only due to business necessities. Initially, prospective members participate in a 30-day trial period that, unless canceled, is automatically converted into a full membership term, which is one year in duration. Memberships are automatically renewed at the end of each year unless canceled by the member. Since early 2002, the Company has been testing the offer of membership terms which are one month in duration. Memberships are automatically renewed and billed at the end of each month unless canceled by the member.

     The Internet as a source of new customers continues to grow in importance. Internet sales increased approximately 30% from $62,589,000 in 2000 to $81,787,000 in 2001. The Company maintains an active presence on the Internet by having a commerce-enabled Web site for each of its catalogs which offers its merchandise, takes catalog requests, and accepts orders for not only Web site merchandise but also from any print catalog already mailed. The Web sites for each brand are promoted within each catalog, in traditional print media advertising, in TV commercials, and on third party Web sites. The Company utilizes marketing opportunities available to it by posting its catalog merchandise and accepting orders on third party Web sites, for which it is charged a commission. Third party Web site-advertising arrangements entered into by the Company includes partnerships with AOL, Yahoo, ArtSelect, StoreRunner, and e-centives.

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

     The Company's telephone telemarketing phone service costs (both inbound and outbound calls) are typically contracted for a two to three-year period. In the fourth quarter of 1999, the Company entered in to a two-year call center service agreement with MCI Worldcom and in the fourth quarter of 2001, the Company revised its agreement with MCI WorldCom that provided for a two-and-a-half-year extension expiring during April 2004. Under the revised agreement, the Company obtained a reduction in the rate it had been paying pursuant to the agreement entered into in 1999. In connection with the revised agreement, the Company agreed to guarantee certain levels of call volume and the Company has met and anticipates that it will continue to meet such targets.

     The Company generally enters into annual arrangements for paper and printing with a limited number of suppliers. These arrangements permit periodic price increases or decreases based on prevailing market conditions, changes in supplier costs and continuous productivity improvements. For 2001, paper costs approximated 6.6% of the Company's net revenues. The Company experienced a 10% increase in paper prices during 2000 and a 4% decrease during 2001. The Company has been negotiating lower paper prices for 2002 and expects that such prices will be approximately 12.8% lower than 2001. The Company normally experiences increased costs of sales and operating expenses as a result of the general rate of inflation and commodity price fluctuations. Operating margins are generally maintained through internal cost reductions and operating efficiencies, and then through selective price increases where market conditions permit.

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

     The Company acquires products for resale in its catalogs from numerous domestic and foreign vendors. No single third party source supplied more than 10% of the Company's products in 2001. The Company's vendors are selected based on their ability to reliably meet the Company's production and quality requirements, as well as their financial strength and willingness to meet the Company's needs on an ongoing basis.

     The Company receives approximately 73% of its orders through its toll-free telephone service, which offers customer access seven days per week, 24 hours per day.

     Telemarketing and Distribution. Hanover Brands' telemarketing and distribution needs are provided by erizon. The management information systems used by Hanover Brands are discussed below. The Company mails its catalogs through the United States Postal Service ("USPS") utilizing pre-sort, bulk mail and other discounts. Most of the Company's packages are shipped through the USPS. Overall, catalog mailing and package shipping costs approximated 18.6% of the Company's net revenues in 2001. The USPS has announced that it proposes to implement postage rate increases ranging from 13.5% for Priority Mail to 7.3% for Standard Mail effective June 30, 2002 at the earliest. The Company does not expect these increases to have a material adverse effect on its results of operations. The Company mitigates the impact of postage rate increases by obtaining rate discounts from the USPS by automatically weighing each parcel and sorting and trucking packages to a number of USPS drop points throughout the country. Some packages are shipped using a consolidator for less frequently used drop points. The Company also utilizes United Parcel Service and other delivery services. In 2001, the Company's contractual rates with United Parcel Service remained the same as in 2000. The Company expects that United Parcel Service will increase its rates by 3.5% in July 2002 but the Company does not expect this increase to have a material adverse effect on its results of operations. The Company examines alternative shipping services with competitive rate structures from time to time.

erizon

     General. The Company, through erizon, is an end-to-end technology solutions provider for e-commerce customers. During 2001, erizon was comprised of the Company's telemarketing, fulfillment and distribution functions as well as its proprietary, fully integrated systems platform internally known as Pegasus. That system is described under "Management Information Systems" below. Other assets as of December 29, 2001 include three warehouse fulfillment centers one leased temporary storage facility totaling approximately 1.1 million square feet, and three telemarketing/e-care centers and one satellite call center with over 770 agent positions. In addition, the Company subleases a vacant a 497,200 square foot warehouse and telemarketing facility in Maumelle, Arkansas for which the Company is currently negotiating a lease termination agreement. On February 28, 2002, the Company closed its telemarketing facility in San Diego, California, which had 100 agent positions.

     erizon is also home to Keystone Internet Services, Inc. ("Keystone"), which provides back-end e-commerce services to a roster of Internet players. Keystone's services range from fulfillment and e-care to platform logistics products. erizon also services the logistical, IT and fulfillment needs of Hanover Brands. In January 2001, erizon ceased the operations of Desius LLC, formerly the Company's e-commerce software systems and programming Web shop joint venture for e-commerce applications. As a result, erizon now consists principally of the third party fulfillment business of Keystone Internet Services, Inc.

     Telemarketing. The Company has created a telephone network to link its three primary telemarketing facilities in Hanover, Pennsylvania, York, Pennsylvania and LaCrosse, Wisconsin. On February 28, 2002, the Company closed its telemarketing facility in San Diego, California. The Company's telemarketing facilities utilize state-of-the-art telephone switching equipment which enables the Company to route calls between telemarketing centers and thus provide prompt customer service. In the fourth quarter of 2001, the Company extended its call center services agreement with MCI Worldcom to provide that it would terminate during April 2004. In April 2000 the Company entered into a three-year agreement with GE Capital International Services to provide telemarketing services in India. In September 2001, the Company entered into an amendment with GE Capital International Services to provide that the agreement would terminate during December 2001, instead of on April 2, 2002, and achieved a full and mutual release of all liability and obligation after that date; the agreement terminated on December 28, 2001. See "Hanover Brands -- Purchasing."

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

     Distribution. The Company presently operates four distribution centers in three principal locations: two in Roanoke, Virginia (one is owned by the Company and the other is a leased temporary storage facility), one in Hanover, Pennsylvania and one in LaCrosse, Wisconsin. The Company uses these facilities to handle merchandise distribution for Hanover Brands as well as its third party e-tail clients. See "Properties." On May 15, 2001, the Company closed its distribution center in Maumelle, Arkansas.

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

     Keystone Internet Services. Launched in 1998, Keystone initially serviced the needs of other direct marketers without back-end fulfillment resources. Keystone currently offers e-commerce solutions and services to a customer base of brand name manufacturers and retailers who lack the end-to-end systems needed to enter e-commerce quickly, easily and affordably. During 2001, the Company consolidated Keystone's operations and management functions and refocused its business activities against profitable clients.

     Keystone offers its client base of 11 third party clients as of December 29, 2001 the resources needed on the "front-end" ranging from Web site creation and management to Internet marketing to multi-channel marketing promotions to structured financing. "Front-end" logistical services provided by Keystone include telemarketing and e-care. Keystone can take orders off the Web and answer e-mails as well as handle order processing, credit card transaction processing, customer database management and systems programming and interface support. On the "back-end," Keystone offers services including fulfillment, order management, inventory management and facility management. All this can be done using the Company's proprietary Pegasus multi-channel, multi-title platform described above.

     Desius. In 1999, the Company entered into a joint venture with RS Software (India), Ltd. to provide Web shop services and e-commerce software, systems and programming, augmenting the Company's programming services. The Desius teams have been based in Calcutta, India and the United States in an effort to provide 24/7 service. The Calcutta based Desius team also has provided additional resources including creative marketing, Web site creation, maintenance and management. Desius also has served as the outsourcing arm for Keystone clients which lack resources in these areas. During 2001, as part of its strategic business realignment program, the Company ceased Desius LLC's business operations.

INCUBATOR INVESTMENTS

     In 1999, the Company began to focus on expansion of its business portfolio through new Internet-related initiatives and sought to take equity stakes in promising on-line businesses and an active role in their development and technology.

     In 1999, the Company acquired a majority equity interest in Always in Style, LLC, an interactive service that provides consumers with personalized style and taste advice and tailored e-commerce merchandise offers. Retailers participating in the Always in Style retail network are provided with a ready-made solution and a virtually instantaneous way of adding this functionality to their Web sites. Always in Style was formally launched in November 1999. In January 2001, as part of its strategic business realignment program, the Company announced that it planned to discontinue the Always in Style business and in March 2001 sold its interest in Always in Style, LLC to its partner in such venture.

     In 2000, the Company acquired minority equity interests of an immaterial value in three on-line businesses with which the Company did business. Two of such businesses have ceased operations.

CREDIT MANAGEMENT

     Several of the Company's catalogs, including Domestications, International Male and Gump's By Mail, offer their own private label credit cards. In 1999, the Company entered into a new three-year account purchase and credit card marketing and services agreement with Capital One Services, Inc. and Capital One Bank under which Capital One provides for the sale and servicing of accounts receivable originating from the Company's private label credit card program. On March 9, 2002, the agreement automatically renewed for an additional one-year period.

FINANCING

     Congress Credit Facility. The Company's credit facility with Congress Financial Corporation ("Congress") provides the Company with a maximum credit line, subject to certain limitations, of up to $82.5 million (the "Congress Credit Facility"). The Congress Credit Facility, as amended, expires on January 31, 2004 and is comprised of a revolving loan facility, a $17.5 million Tranche A Term Loan and a $7.5 million Tranche B Term Loan. Total cumulative borrowings, however, are subject to limitations based upon specified percentages of eligible receivables and eligible inventory, and the Company is required to maintain $3.0 million of excess credit availability at all times. The Congress Credit Facility, as amended, is secured by all the assets of the Company and places restrictions on the incurrence of additional indebtedness and on the payment of common stock dividends. As of December 29, 2001, the Company had $29.6 million of borrowings outstanding under the amended Congress Credit Facility comprised of $13.5 million under the revolving loan facility, and $10.5 million and $5.6 million of Tranche A Term Loans and Tranche B Term Loans, respectively. The Company may draw upon the amended Congress Credit Facility to fund working capital requirements as needed.

     In November 2001, the Company amended the Congress Credit Facility to waive a default that resulted from the calculation of the EBITDA covenant requirement and revised the definition of EBITDA to include the net income derived from the sale of the Kindig Lane Property and the assets of the Improvements business. In addition, the amendment required a reserve of $500,000 against the availability under the Congress Credit Facility's borrowings terms and a fee of $500,000.

     In March 2002, the Company amended the Congress Credit Facility to amend the definition of Consolidated Net Worth such that, effective July 1, 2002, to the extent that the goodwill or intangible assets of the Company and its subsidiaries are impaired under the provisions of Financial Accounting Standards No. 142, such write-off of assets would not be considered a reduction of total assets for the purposes of computing Consolidated Net Worth. The consolidated working capital, consolidated net worth and EBITDA covenants were also amended. In addition, the amendment required the payment of a fee of $100,000. Achievement of the Company's strategic business realignment program is critical to the maintenance of adequate liquidity, as is compliance with the terms and provisions of the Congress Credit Facility and the Company's ability to operate effectively during the 2002 fiscal year.

     Richemont Transaction; Series A and B Participating Preferred Stock. On August 24, 2000, the Company issued 1.4 million shares of preferred stock designated as Series A Cumulative Participating Preferred Stock (the "Series A Preferred Stock") to Richemont for $70.0 million. The Series A Preferred Stock is described below under "Additional Investments." On December 19, 2001, the Company consummated a transaction with Richemont (the "Richemont Transaction") in which the Company repurchased from Richemont all of the outstanding shares of the Series A Preferred Stock and 74,098,769 shares of the Common Stock of the Company held by Richemont in return for the issuance to Richemont of 1,622,111 shares of newly-created Series B Participating Preferred Stock (the "Series B Preferred Stock") and the reimbursement of expenses of $1 million to Richemont. Richemont agreed, as part of the transaction, to forego any claim it had to the accrued but unpaid dividends on the Series A Preferred Stock. The Richemont Transaction was made pursuant to an Agreement (the "Agreement"), dated as of December 19, 2001, between the Company and Richemont. The terms of the Series B Preferred Stock are described below under "Additional Investments."

     General. At December 29, 2001, the Company had $1.1 million in cash and cash equivalents compared with $1.7 million at December 30, 2000. Working capital and current ratios at December 29, 2001 were $20.9 million and 1.26 to 1 versus $16.8 million and 1.15 to 1 at December 30, 2000. Total cumulative borrowings, including financing under capital lease obligations, as of December 29, 2001 aggregated $29.7 million, $26.5 million of which is classified as long-term. Remaining availability under the Congress Revolving Credit Facility as of December 29, 2001 was $17.3 million ($18.4 million including cash on hand). Capital commitments at December 29, 2001 totaled less than $100,000, principally for leasehold improvements.

ADDITIONAL INVESTMENTS

     Series B Participating Preferred Stock. On December 24, 2001, as part of the Richemont Transaction, the Company issued and sold 1,622,111 shares of preferred stock designated as Series B Preferred Stock, par value $0.01 per share, in a private placement to Richemont.

     In the event of the liquidation, dissolution or winding up of the Company, the holders of the Series B Preferred Stock are entitled to a liquidation preference (the "Liquidation Preference") which was initially $47.36 per share and which increases quarterly, commencing March 1, 2002. As of March 1, 2002, the Liquidation Preference was $49.15 per share. As of June 1, 2002, September 1, 2002, and December 1, 2002, the Liquidation Preference will be $51.31, $53.89 and $56.95 per share, respectively. As of March 1, 2003, June 1, 2003 and September 1, 2003, the Liquidation Preference will be $60.54, $64.74 and $69.64 per share, respectively. As a result, beginning November 30, 2003, the aggregate Liquidation Preference of the Series B Preferred Stock will be effectively equal to the aggregate liquidation preference of the Class A Preferred Stock. As of December 1, 2003, March 1, 2004, June 1, 2004, September 1, 2004 and December 1, 2004, the Liquidation Preference will be $72.25, $74.96, $77.77, $80.69 and $83.72 per share, respectively. As of March 1, 2005 and June 1, 2005, the Liquidation Preference will be $86.85 and $90.11 per share, respectively.

     The holders of the Series B Preferred Stock are entitled to ten votes per share on any matter on which the Common Stock votes. In addition, in the event that the Company defaults in its obligations under the Agreement, the Certificate of Designations of the Series B Preferred Stock or its agreements with Congress Financial, or in the event that the Company fails to redeem at least 811,056 shares of Series B Preferred Stock by August 31, 2003, then the holders of the Series B Preferred Stock, voting as a class, shall be entitled to elect two members to the Board of Directors of the Company.

     Dividends on the Series B Preferred Stock are required to be paid whenever a dividend is declared on the Common Stock. The amount of any dividend on the Series B Preferred Stock shall be determined by multiplying (i) the amount obtained by dividing the amount of the dividend on the Common Stock by the then current fair market value of a share of Common Stock and (ii) the Liquidation Preference of the Series B Preferred Stock.

     The Series B Preferred Stock must be redeemed by the Company on August 23, 2005. The Company may redeem all or less than all of the then outstanding shares of Series B Preferred Stock at any time prior to that date. At the option of the holders thereof, the Company must redeem the Series B Preferred Stock upon a Change of Control or upon the consummation of an Asset Disposition or Equity Sale (all as defined in the Certificate of Designations of the Series B Preferred Stock). The redemption price for the Series B Preferred Stock upon a Change of Control or upon the consummation of an Asset Disposition or Equity Sale is the then applicable Liquidation Preference of the Series B Preferred Stock plus the amount of any declared but unpaid dividends on the Series B Preferred Stock. The redemption price was initially $47.36 per share and increases quarterly, commencing March 1, 2002. As of March 1, 2002, the redemption price was $49.15 per share. As of June 1, 2002, September 1, 2002, and December 1, 2002, the redemption price will be $51.31, $53.89 and $56.95 per share, respectively. As of March 1, 2003, June 1, 2003 and September 1, 2003, the redemption price will be $60.54, $64.74 and $69.64 per share, respectively. As a result, beginning November 30, 2003, the aggregate redemption price of the Series B Preferred Stock will be effectively equal to the aggregate redemption price of the Class A Preferred Stock. As of December 1, 2003, March 1, 2004, June 1, 2004, September 1, 2004 and December 1, 2004, the redemption price will be $72.75, $74.96, $77.77, $80.69 and $83.72 per share, respectively. As of
March 1, 2005 and June 1, 2005, the redemption price will be $86.85 and $90.11 per share, respectively. The Company's obligation to redeem the Series B Preferred Stock upon an Asset Disposition or an Equity Sale is subject to the satisfaction of certain conditions set forth in the Certificate of Designations.

     The Certificate of Designations of the Series B Preferred Stock provides that, for so long as Richemont is the holder of at least 25% of the then outstanding shares of Series B Preferred Stock, it shall be entitled to appoint a non-voting observer to attend all meetings of the Board of Directors and any committees thereof.

     Pursuant to the terms of the Certificate of Designations of the Series B Preferred Stock, the Company's obligation to pay dividends on or redeem the Series B Preferred Stock is subject to its compliance with its agreements with Congress. The Congress Credit Facility requires that the proceeds from certain asset sales by the Company be paid to Congress before any such proceeds are used to redeem the Series B Preferred Stock.

     Series A Cumulative Participating Preferred Stock. On August 24, 2000, the Company issued and sold 1.4 million shares of preferred stock designated as Series A Cumulative Participating Preferred Stock in a private placement (not involving the use of underwriters or other placement agents) to Richemont, a Luxembourg company which then owned approximately 47.9% of the Company's outstanding Common Stock, for an aggregate purchase price of $70.0 million in cash. There were no underwriting discounts or commissions related to such sale. The rights of the holders of the Company's Common Stock have been limited or qualified by such issuance and sale.

     The Series A Preferred Stock has a par value of $0.01 per share, and a liquidation preference of $50.00 per share, and was recorded net of issuance costs of $2.3 million. The issuance costs will be accreted as a dividend over a five-year period ending on the mandatory redemption date. Dividends are cumulative and accrue at an annual rate of 15%, or $7.50 per share, and are payable quarterly either in cash or in-kind through the issuance of additional Series A Preferred Stock. Cash dividend payments are required for dividend payment dates occurring after February 1, 2004. As of December 30, 2000, the Company accrued dividends of $3.8 million, and reserved 75,498 additional shares of Series A Preferred Stock for the payment of such dividend. In-kind dividends and issuance cost accretion are charged against additional paid-in capital, with a corresponding increase in the carrying amount of the Series A Preferred Stock. Cash dividends will also be reflected as a charge to additional paid-in capital, however, no adjustment to the carrying amount of the Series A Preferred Stock will be made. The Series A Preferred Stock is generally non-voting, except if dividends have been in arrears and unpaid for four quarterly periods, whether or not consecutive. The holder of the Series A Preferred Stock shall then have the exclusive right to elect two directors of the Company until such time as all such cumulative dividends accumulated on the Series A Preferred Stock have been paid in full. Furthermore, the holder of the Series A Preferred Stock is entitled to receive additional participating dividends in the event any dividends are declared or paid on, or any other distribution is made with respect to, the Common Stock of the Company. The additional dividends would be equal to 6150% of the amount of the dividends or distributions payable in respect of one share of Common Stock. In the event of a liquidation or dissolution of the Company, the holder of the Series A Preferred Stock shall be paid an amount equal to $50.00 per share of Series A Preferred Stock plus the amount of any accrued and unpaid dividends, before any payments to other stockholders.

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

     On December 19, 2001, as part of the Richemont Transaction, the Company repurchased from Richemont all of the outstanding shares of the Series A Preferred Stock. Richemont agreed, as part of the transaction, to forego any claim it had to the accrued but unpaid dividends on the Series A Preferred Stock.

EMPLOYEES

     As of December 29, 2001, the Company employed approximately 2,163 people on a full-time basis and approximately 288 people on a part-time basis. The number of part-time employees at December 29, 2001 reflects a temporary increase in headcount necessary to fill the seasonal increase in orders during the holiday season.

     On January 5, 2001, the Company announced the elimination of approximately 285 FTE positions across all its business units and in March 2001, the Company eliminated certain additional positions principally in Hanover Brands and its IT operations. During the fiscal year ending December 29, 2001, the Company eliminated a total of approximately 834 FTE positions, including approximately 54 positions at or above the level of director, which included open positions that were eliminated. The Company made prospective payments to separated employees either weekly or bi-weekly based upon each person's previous payment schedule.

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

COMPETITION

     The Company believes that the principal bases upon which it competes in the Hanover Brands business are quality, value, service, proprietary product offerings, catalog design, web site design, convenience, speed and efficiency. The Company's catalogs compete with other mail order catalogs, both specialty and general, and retail stores, including department stores, specialty stores and discount stores. Competitors also exist in each of the Company's catalog specialty areas of women's apparel, home fashions, men's apparel and gifts. A number of the Company's competitors have substantially greater financial, distribution and marketing resources than the Company.

     The Company is maintaining an active commerce-enabled Internet Web site presence for all of its catalogs, and for Encore and Great Finds. A substantial number of each of the Company's catalog competitors maintain an active commerce-enabled Internet web site presence as well. A number of such competitors have substantially greater financial, distribution and marketing resources than the Company. Sales from the Internet for web site merchandisers grew in 2001. The Company believes in the future of the Internet and online commerce, including the marketing opportunities arising from this medium, and has directed part of its marketing focus, resources and manpower to that end.

     The Company believes that the principal bases upon which it competes in the erizon business are value, service, flexibility, scalability, convenience and efficiency. The Company's third party fulfillment business competes with NewRoads, Inc., Client Logic, Inc., PFS Web, Inc., DialAmerica Marketing, Inc., TeleServices Direct, Inc. and SubmitOrder.com, amongst others. A number of the Company's competitors have substantially greater financial, distribution and marketing resources than the Company.

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

LISTING INFORMATION

     By letter dated May 2, 2001, the American Stock Exchange notified the Company that it was below certain of the American Stock Exchange's continued listing guidelines set forth in the American Stock Exchange Company Guide. The American Stock Exchange instituted a review of the Company's eligibility for continuing listing of the Company's common stock on the American Stock Exchange. On January 17, 2002, the Company received a letter dated January 9, 2002 from the American Stock Exchange confirming that the American Stock Exchange determined to continue the Company's listing on the American Stock Exchange pending quarterly reviews of the Company's compliance with the steps of its strategic realignment program. This determination was made subject to the Company's favorable progress in satisfying the American Stock Exchange's guidelines for continued listing and to the American Stock Exchange's periodic review of the Company's Securities and Exchange Commission and other filings. The American Stock Exchange has requested certain additional financial information from the Company to be delivered on or before April 15, 2002, which the Company intends to provide prior to such date.

ITEM 2.  PROPERTIES

  Hanover Brands:

     The Company's Hanover Brands subsidiary owns and operates a 150,000 square foot home fashion manufacturing facility located in LaCrosse, Wisconsin. The facility produces down-filled comforters for sale under "The Company Store" and "Scandia Down" brand names. In addition, the Company leases the following properties:

     - A 84,953 square foot building formerly used as corporate headquarters and administrative offices located in Weehawken, New Jersey under a 15-year lease expiring in April 2005, of which approximately 18,000 square feet have been subleased and as to which the Company is seeking a subtenant for the remainder of the property,

     - A 30,000 square foot corporate headquarters and administration offices located in Edgewater, New Jersey under a lease expiring in May 2005, and

     - Eight retail outlet stores located in California, Pennsylvania and Wisconsin having approximately 125,000 square feet of space in the aggregate, with leases running through 2010. During 2001, the Company closed 4 other retail outlet stores.

  erizon:

     The Company's erizon subsidiary owns and operates the following properties:

     - A 775,000 square foot warehouse and fulfillment facility located in Roanoke, Virginia, which is subject to a mortgage in favor of Congress Financial Corporation,

     - A 58,000 square foot administration and telemarketing facility located in LaCrosse, Wisconsin, which is subject to a mortgage in favor of Congress Financial Corporation, and

     - Approximately four acres of land adjacent to its leased warehouse and fulfillment facility in Hanover, Pennsylvania.

     Each of these properties is subject to a mortgage in favor of the Company's lender, Congress Financial Corporation.

     In addition, the Company leases the following properties:

     - A 72,000 square foot warehouse and fulfillment facility located in Hanover, Pennsylvania under a lease expiring in August 2002,

     - A closed 497,200 square foot warehouse and telemarketing facility located in Maumelle, Arkansas under a ten-year sublease expiring in 2010, for which the Company is currently negotiating a lease termination agreement with the landlord and the sublandlord pursuant to which the Company and the sublandlord will each make a substantial cash payment to the landlord and, upon the satisfaction of certain other conditions, the landlord and the sublandlord will release the Company from any obligations and liabilities under its sublease, other than as to certain damage to the building,

     - A 185,000 square foot warehouse and fulfillment facility located in LaCrosse, Wisconsin under a 14-year lease expiring in December 2002, and

     - A 123,000 square foot telemarketing, customer service and administrative facility located in Hanover, Pennsylvania, under a 3-year lease expiring in January 2003, for which the Company is currently negotiating a lease extension to terminate on January 31, 2004, with a reduction in rentals payable and the conveyance to the landlord of the four adjacent acres of land owned by the Company.

     Additionally, the Company utilizes a temporary storage facility of 72,000 square feet under a lease expiring September 30, 2004 in Roanoke, Virginia to house merchandise during the holiday selling period and leases an additional satellite telemarketing facility in York, Pennsylvania under a lease expiring July 31, 2006. The Company also leases a 30,000 square foot satellite telemarketing and administration facility in San Diego, California under a lease expiring April 2005; on February 28, 2002, the Company terminated the telemarketing operations conducted at such facility, as announced during 2001.

     On May 3, 2001, as part of the Company's strategic business realignment program, the Company sold its 277,500 square foot warehouse and fulfillment facility in Hanover, Pennsylvania (the "Kindig Lane Property") and certain equipment located therein for $4.7 million to an unrelated third party. The Company has continued to use the Kindig Lane Property under a lease agreement with the third party, and will lease a portion of the Kindig Lane Property until August 2002. The Company intends to transition the activities of the Kindig Lane Property into the Company's fulfillment center in Roanoke, Virginia.

     In January 2001, the Company announced that it expected to close, and on May 15, 2001 did close, its leased warehouse and telemarketing facility located in Maumelle, Arkansas. The Company also announced that it would consolidate the Maumelle operations within its remaining facilities and provide the bulk of its fulfillment services for third party clients of its Keystone Internet Services, Inc. subsidiary within its existing operations. The sublease for the Maumelle facility is currently due to expire in 2010 but the Company is negotiating a lease termination agreement with the landlord and the sublandlord as described above.

ITEM 3.  LEGAL PROCEEDINGS

     A class action lawsuit was commenced on March 3, 2000 entitled Edwin L. Martin v. Hanover Direct, Inc. and John Does 1 through 10, bearing case no. CJ2000-177 in the State Court of Oklahoma (District Court in and for Sequoyah County). Plaintiff commenced the action on behalf of himself and a class of persons who have at any time purchased a product from the Company and paid for an "insurance charge." The complaint sets forth claims for breach of contract, unjust enrichment, recovery of money paid absent consideration, fraud and a claim under the New Jersey Consumer Fraud Act. The complaint alleges that the Company charges its customers for delivery insurance even though, among other things, the Company's common carriers already provide insurance and the insurance charge provides no benefit to the Company's customers. Plaintiff also seeks a declaratory judgment as to the validity of the delivery insurance. The damages sought are (i) an order directing the Company to return to plaintiff and class members the "unlawful revenue" derived from the insurance charges, (ii) declaring the rights of the parties, (iii) permanently enjoining the Company from imposing the insurance charge, (iv) awarding threefold damages of less than $75,000 per plaintiff and per class member, and (v) attorneys' fees and costs. The Company's motion to dismiss is pending and discovery has commenced. The plaintiff has deposed a number of individuals. On April 11, 2001, the

Court held a hearing on plaintiff's class certification motion. Subsequent to the April 11, 2001 hearing on plaintiff's class certification motion, plaintiff filed a motion to amend the definition of the class. On July 23, 2001, plaintiff's class certification motion was granted, defining the class as "All persons in the United States who are customers of any catalog or catalog company owned by Hanover Direct, Inc. and who have at any time purchased a product from such company and paid money which was designated to be an 'insurance' charge." On August 21, 2001 the Company filed an appeal of the order with the Oklahoma Court of Appeals and subsequently moved to stay proceedings in the district court pending resolution of the appeal. In January 2002, the Company filed its brief in support of its appeal from the district court's class certification order. At a subsequent status hearing, and the parties agreed that issues pertaining to notice to the class would be stayed pending resolution of the appeal, that certain other issues would be subject to limited discovery, and that the issue of a stay for any remaining issues would be resolved if and when such issues arise. The Company believes it has defenses against the claims. However, it is too early to determine the outcome or range of potential settlement, which could have a material impact on the Company's results of operations when settled in a future period. Moreover, defense counsel to the Company will seek to have the resolution of the four class action cases (Martin, and the Teichman, Wilson and Argonaut cases which are discussed below) combined, or their effects lessened, in that there are common issues and a substantially similar class sought to be defined in the four cases.

     On June 28, 2001, Rakesh K. Kaul, the Company's former President and Chief Executive Officer, filed a five-count complaint (the "Complaint") in New York State Court against the Company, seeking damages and other relief arising out of his separation of employment from the Company, including severance payments of $2,531,352 plus the cost of employee benefits, attorneys' fees and costs incurred in connection with the enforcement of his rights under his employment agreement with the Company, payment of $298,650 for accrued and unused vacation, damages in the amount of $3,583,800, or, in the alternative, a declaratory judgment from the court that he is entitled to all change of control benefits under the "Hanover Direct, Inc. Thirty-Six Month Salary Continuation Plan", and damages in the amount of $1,396,066 or $850,000 due to the Company's purported breach of the terms of the "Long-Term Incentive Plan for Rakesh K. Kaul" by failing to pay him a "tandem bonus" he alleges was due and payable to him within the 30 days following his resignation. The Company removed the case to the U.S. District Court for the Southern District of New York on July 25, 2001. Mr. Kaul filed an Amended Complaint ("Amended Complaint") in the U.S. District Court for the Southern District of New York on September 18, 2001. The Amended Complaint repeats many of the claims made in the original Complaint and adds ERISA claims. On October 11, 2001, the Company filed its Answer, Defenses and Counterclaim to the Amended Complaint, denying liability under each and every of Mr. Kaul's causes of action, challenging all substantive assertions, raising several defenses and stating nine counterclaims against Mr. Kaul. The counterclaims include (1) breach of contract; (2) breach of the Non-Competition and Confidentiality Agreement with the Company; (3) breach of fiduciary duty; (4) unfair competition; and (5) unjust enrichment. The Company seeks damages, including without limitation, the $341,803 in severance pay and car allowance Mr. Kaul received following his resignation, $412,336 for amounts paid to Mr. Kaul for car allowance and related benefits, the cost of a long-term disability policy, and certain payments made to personal attorneys and consultants retained by Mr. Kaul during his employment, $43,847 for certain services the Company provided and certain expenses the Company incurred, relating to the renovation and leasing of office space occupied by Mr. Kaul's spouse at 115 River Road, Edgewater, New Jersey, the Company's current headquarters, $211,729 on a tax loan to Mr. Kaul outstanding since 1997 and interest, compensatory and punitive damages and attorney's fees. The case is pending and the parties are engaged in discovery.

     In January 2000 and May 2001, the Company provided its full cooperation in an investigation by the Federal Trade Commission ("FTC") into the marketing of discount buying clubs to see whether any of the entities investigated engaged in
(1) unfair or deceptive acts or practices in violation of Section 5 of the FTC Act and/or (2) deceptive or abusive telemarketing acts or practices in violation of the FTC's Telemarketing Sales Rule. It was subsequently revealed to the Company that the FTC was conducting an investigation into the activities of entities owned or controlled by Ira Smolev. On October 24, 2001, the FTC made final its "Stipulated Final Judgment And Order For Permanent Injunction And Monetary Settlement" against Ira Smolev and named defendant companies in the case of Federal Trade Commission v. Ira Smolev, et al. (USDC So.Dist. FL, Ft. Lauderdale Div.) (the "Order"). The named defendants included The Shopper's Edge, LLC (the Company's private label discount buying club which is owned by Mr. Smolev), FAR Services, LLC (the Smolev-owned contracting party to the Company's Marketing Agreement which was terminated in January 2001) and Consumer Data Depot, LLC (the Smolev-owned contracting party to the Company's Paymentech Processing Agreement). The Order will directly affect only those activities of the Company, which are "in active concert or participation with the named defendants [i.e., The Shopper's Edge, LLC, FAR Services, LLC and Consumer Data Depot, LLC]." The most important implication of the Order was that the Company, as bookkeeper to the club for sustaining members of The Shopper's Edge, may not process payments from members of The Shopper's Edge club for membership renewals where the purported authorization of the membership occurred prior to the effective date of the Order, without first obtaining, within 60 days prior to the date on which the consumer is billed, an "express verifiable authorization" of such renewal that complies with the specifications of the Order. All choices specified for "express verifiable authorization" contained in the Order are effectively "positive opt-in," would have required some direct mail or technology expenditures and would have severely hurt response rates, which could have had a material impact on the Company's profits from discount buying club membership revenues. The last renewals of Shopper's Edge memberships were processed in October, 2001 by agreement between the Company and Ira Smolev, and the Company is therefore now unaffected by the Order.

     On August 15, 2001, the Company was served with a summons and four-count complaint filed in Superior Court for the City and County of San Francisco, California, entitled Teichman v. Hanover Direct, Inc., Hanover Brands, Inc., Hanover Direct Virginia, Inc., and Does 1-100. The complaint was filed by a California resident, seeking damages and other relief for herself and a class of all others similarly situated, arising out of the $0.50 insurance fee charged by catalogs and Internet sites operated by subsidiaries of the Company. Defendants, including the Company, filed motions to dismiss based on a lack of personal jurisdiction over them. The motion to dismiss has been re-set for hearing on April 4, 2002. In January, 2002, plaintiff sought leave to name six additional entities: International Male, Domestications Kitchen & Garden, Silhouettes, Hanover Company Store, Kitchen & Home, and Domestications as co-defendants. On March 12, 2002, the Company was served with the First Amended Complaint in which plaintiff named as defendants the Company, Hanover Brands, Hanover Direct Virginia, LWI Holdings, Hanover Company Store, Kitchen and Home, and Silhouettes, and in which all causes of action related to state sales tax have been removed. With the removal of sales tax issues, the Teichman case concerns issues identical to the Martin case and may make it easier to stay the Teichman case pending the outcome of the Martin case. The Company's response to the first amended complaint is due April 15, 2002. The Company believes it has defenses against the claims but intends to file a motion to stay the case. It is too early to determine the outcome or range of potential settlement, which could have a material impact on the Company's results of operations when settled in a future period. Moreover, defense counsel to the Company will seek to have the resolution of the four class action cases (Martin and the Teichman, and the Wilson and Argonaut cases which are discussed below) combined, or their effects lessened, in that there are common issues and a substantially similar class sought to be defined in the four cases.

     The Company was named as one of 88 defendants in a patent infringement complaint filed on November 23, 2001 by the Lemelson Medical, Education & Research Foundation, Limited Partnership (the "Lemelson Foundation"). The complaint, filed in the U.S. District Court in Arizona, was not served on the Company until March 2002. In the complaint, the Lemelson Foundation accuses the named defendants of infringing seven U.S. patents which allegedly cover "automatic identification" technology through the defendants' use of methods for scanning production markings such as bar codes. The Company received a letter dated November 27, 2001 from attorneys for the Lemelson Foundation notifying the Company of the complaint and offering a license. The Company has been invited to join a common interest/joint-defense group consisting of defendants named in the complaint as well as in other actions brought by the Lemelson Foundation. The Company is currently in the process of analyzing the merits of the issues raised by the complaint, notifying vendors of its receipt of the complaint and letter, evaluating the merits of joining the joint-defense group, and having discussions with attorneys for the Lemelson Foundation regarding the license offer. A preliminary estimate of the royalties and attorneys' fees which the Company may pay if it decides to accept the license offer from the Lemelson Foundation range from about $125,000 to $400,000. The Company has decided to gather further information, but will not agree to a settlement at this time.

     A class action lawsuit was commenced on February 13, 2002 entitled Jacq Wilson, suing on behalf of himself, all others similarly situated, and the general public v. Brawn of California, Inc. dba International Male and Undergear, and Does 1-100 ("Brawn") in the Superior Court of the State of California, City and County of San Francisco. Does 1-100 are internet and catalog direct marketers offering a selection of men's clothing, sundries, and shoes who advertise within California and nationwide. The complaint alleges that for at least four years, members of the class have been charged an unlawful, unfair, and fraudulent insurance fee and tax on orders sent to them by Brawn; that Brawn was engaged in untrue, deceptive and misleading advertising in that it was not lawfully required or permitted to collect insurance, tax and sales tax from customers in California; and that Brawn has engaged in acts of unfair competition under the State's Business and Professions Code. Plaintiff and the class seek (i) restitution and disgorgement of all monies wrongfully collected and earned by Brawn, including interest and other gains made on account of these practices, including reimbursement in the amount of the insurance, tax and sales tax collected unlawfully, together with interest, (ii) an order enjoining Brawn from charging customers insurance, and tax on its order forms and/or from charging tax on the delivery, shipping and insurance charges, (iii) an order directing Brawn to notify the California State Board of Equalization of the failure to pay the correct amount of tax to the State and to take appropriate steps to provide the State with the information needed for audit, and (iv) compensatory damages, attorney fees, pre-judgment interest, and costs of the suit. The claims of the individually named plaintiff and for each member of the class amount to less than $75,000. The Company's response is due by April 15, 2002. The Company believes it has defenses against the claims but intends to file a motion for summary judgment in the case. It is too early to determine the outcome or range of potential settlement, which could have a material impact on the Company's results of operations when settled in a future period. Moreover, defense counsel to the Company will seek to have the resolution of the four class action cases (Martin, Teichman and the Wilson, and the Argonaut case which is discussed below) combined, or their effects lessened, in that there are common issues and a substantially similar class sought to be defined in the four cases.

     A class action lawsuit was commenced on February 20, 2002 entitled Argonaut Consumer Rights Advocates Inc., suing on behalf of the General Public v. Gump's By Mail, Inc. ("Gump's"), and Does 1-100 in the Superior Court of the State of California, City and County of San Francisco. The plaintiff is a non-profit public benefit corporation suing under the California Business and Profession Code. Does 1-100 would include persons whose activities include the direct sale of tangible personal property to California consumers including the type of merchandise that Gump's -- the store and the catalog -- sell, by telephone, mail order, and sales through the web sites www.gumpsbymail.com and www.gumps.com. The complaint alleges that for at least four years, members of the class have been charged an unlawful, unfair, and fraudulent tax and "sales tax" on their orders in violation of California law and court decisions, including the state Revenue and Taxation Code, Civil Code, and the California Board of Equalization; that Gump's engages in unfair business practices; that Gump's engaged in untrue and misleading advertising in that it was not lawfully required to collect tax and sales tax from customers in California, is not lawfully required or permitted to add tax and sales tax on separately stated shipping or delivery charges to California consumers; and that it does not add the appropriate or applicable or specific correct tax or sales tax to its orders. Plaintiff and the class seek (i) restitution of all tax and sales tax charged by Gump's on each transaction and/or restitution of tax and sales tax charged on the shipping charges, (ii) an order enjoining Gump's from charging customers for tax on orders or from charging tax on the shipping charges; and (ii) attorney fees, pre-judgment interest on the sums refunded, and costs of the suit. A status conference has been set for July 26, 2002. The Company's response is due by April 15, 2002. The Company believes it has defenses against the claims but intends to file a motion for summary judgment in the case. It is too early to determine the outcome or range of potential settlement, which could have a material impact on the Company's results of operations when settled in a future period. Moreover, defense counsel to the Company will seek to have the resolution of the four class action cases combined, or their effects lessened, in that there are common issues and a substantially similar class sought to be defined in the four cases.

     See also Note 18 of Notes to Consolidated Financial Statements for the years ended December 29, 2001, December 30, 2000 and December 25, 1999 elsewhere herein.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock trades on the American Stock Exchange under the symbol "HNV". The following table sets forth, for the periods shown, the high and low sale prices of the Company's Common Stock as reported on the American Stock Exchange Composite Tape. As of March 21, 2002, there were 138,235,800 shares of Common Stock outstanding and approximately 3,670 holders of record of Common Stock.

                                                               HIGH     LOW
                                                              ------   ------
FISCAL 2001
  First Quarter (Dec. 31, 2000 to March 31, 2001)...........  $0.563   $0.280
  Second Quarter (April 1, 2001 to June 30, 2001)...........  $0.340   $0.120
  Third Quarter (July 1, 2001 to Sept. 29, 2001)............  $0.370   $0.170
  Fourth Quarter (Sept. 30, 2001 to Dec. 29, 2001)..........  $0.350   $0.240
FISCAL 2000
  First Quarter (Dec. 26, 1999 to March 25, 2000)...........  $3.688   $2.313
  Second Quarter (March 26, 2000 to June 24, 2000)..........  $2.560   $0.938
  Third Quarter (June 25, 2000 to Sept. 23, 2000)...........  $1.688   $0.500
  Fourth Quarter (Sept. 24, 2000 to Dec. 30, 2000)..........  $0.625   $0.188

     The Company is restricted from paying dividends on its Common Stock or from acquiring its capital stock by certain debt covenants contained in agreements to which the Company is a party.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected financial data for each of the fiscal years indicated:

                                             2001         2000         1999         1998         1997
                                          ----------   ----------   ----------   ----------   ----------
                                            (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
INCOME STATEMENT DATA:
Net Revenues............................   $532,165     $603,014     $549,852     $546,114     $557,638
Special charges (credit)................     11,277       19,126          144         (485)      (2,209)
(Loss) from operations..................    (23,965)     (70,552)     (13,756)     (16,807)      (1,849)
(Gain) on sale of Improvements
  business..............................    (23,240)          --           --           --           --
(Gain) on sale of Kindig Lane
  Property..............................     (1,529)          --           --           --           --
(Gain) on sale of The Shopper's Edge....         --           --       (4,343)          --           --
(Gain) on sale of Austad's..............         --           --         (967)          --           --
Income/(Loss) before interest and
  taxes.................................        804      (70,552)      (8,446)     (16,807)      (1,849)
Interest expense, net...................      6,529       10,083        7,338        7,778        8,028
Net (loss)..............................     (5,845)     (80,800)     (16,314)     (25,595)     (10,876)
Preferred stock dividends...............     10,745        4,015          634          578          190
                                           --------     --------     --------     --------     --------
Net (Loss) applicable to common
  stockholders..........................   $(16,590)    $(84,815)    $(16,948)    $(26,163)    $(11,066)
                                           --------     --------     --------     --------     --------

PER SHARE:
Net (Loss) per common share -- basic and
  diluted...............................   $   (.08)    $   (.40)    $   (.08)    $   (.13)    $   (.06)
                                           --------     --------     --------     --------     --------

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING (THOUSANDS):
Basic...................................    210,536      213,252      210,719      206,508      176,621
                                           --------     --------     --------     --------     --------
Diluted.................................    210,536      213,252      210,719      206,508      176,621
                                           --------     --------     --------     --------     --------

BALANCE SHEET DATA (END OF PERIOD):
Working capital (1).....................   $ 20,935     $ 16,835     $ 17,990     $ 43,929     $ 47,570
Total assets............................    157,661      203,019      191,419      218,870      230,299
Total debt (1)..........................     29,710       39,036       42,835       58,859       59,958
Redeemable Series A Preferred Stock.....         --       71,628           --           --           --
Redeemable Series B Preferred Stock.....     76,823           --           --           --           --
Shareholders' equity (deficit)..........    (35,728)     (24,452)      53,865       66,470       75,551

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

                See notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth, for the fiscal years indicated, the percentage relationship to revenues of certain items in the Company's Consolidated Statements of Income (Loss):

                                                                    FISCAL YEAR
                                                           2001        2000        1999
                                                           -----    -----------    -----
Net revenues.............................................  100.0%      100.0%      100.0%
Cost of sales and operating expenses.....................   63.8        67.2        63.7
Write-down (recovery) of inventory of discontinued
  catalogs...............................................     --         0.3        (0.4)
Special charges..........................................    2.1         3.2          --
Selling expenses.........................................   26.5        25.4        24.8
General and administrative expenses......................   10.7        14.1        12.5
Depreciation and amortization............................    1.4         1.5         1.7
(Gain) on sale of Improvements business..................   (4.4)         --          --
(Gain) on sale of Kindig Lane Property...................   (0.3)         --          --
(Gain) on sale of The Shopper's Edge.....................     --          --        (0.8)
(Gain) on sale of Austad's...............................     --          --        (0.2)
Income/(loss) before interest and taxes..................    0.2       (11.7)       (1.5)
Interest expense, net....................................    1.2         1.7         1.3
Net (loss)...............................................   (1.1)%     (13.4)%      (3.0)%

RESULTS OF OPERATIONS

       2001 COMPARED WITH 2000

     Net (Loss). The Company reported a net loss of $(5.8) million or $(.08) per share for the year ended December 29, 2001 compared with a net loss of $(80.8) million or $(.40) per share for the comparable period last year. The per share amounts were calculated after deducting preferred dividends of $10.7 million in 2001 and $4.0 million in 2000. As part of a transaction consummated with Richemont in December 2001 (see Notes 8 and 9 to the Company's Consolidated Financial Statements), Richemont agreed to forego any claim that it had to accrued but unpaid dividends on the Series A Preferred Stock in exchange for the issuance of Series B Preferred Stock. This transaction resulted in an increase in shareholders' equity of $5.6 million. The weighted average number of shares outstanding was 210,535,959 and 213,251,945 for the current and prior year periods, respectively. This decrease in weighted average shares was due in part to the conversion of 1,530,000 issued common shares into treasury shares.

     Compared to the comparable period last year, the $75.0 million decrease in net loss was primarily due to:

          i. gain on sale of the Improvements business;

          ii. gain on sale of the Kindig Lane Property;

          iii. decreased special charges related to the Company's strategic business realignment program;

          iv. decreased cost of sales and operating expenses;

          v. decreased general and administrative expenses; and

          vi. a reduction in interest expense

     Net Revenues. Net revenues decreased $70.8 million (11.7%) for the year ended December 29, 2001 to $532.2 million from $603.0 million for the comparable period in 2000. This decrease was in part due to the sale of the Improvements business on June 29, 2001, which accounted for $27.6 million of the reduction in revenue in 2001. An additional portion of the drop in revenues amounting to $7.8 million can be attributed to the Company's decision to scale back on its third party fulfillment business by focusing only on profitable operations. The discontinuance of the Domestications Kitchen & Garden, Encore, Kitchen & Home and Turiya catalogs contributed $21.2 million to the reduction of net revenues in 2001. The balance of the net revenues decrease can be attributable to softness in demand related to both the International Male and Gumps brands.

     Cost of Sales and Operating Expenses. Cost of sales and operating expenses decreased to 63.8% of net revenues for the year ended December 29, 2001 as compared to 67.2% of net revenues for the comparable period in 2000. This change is partially due to an increase in the amount of direct import merchandise, which has a favorable impact on merchandise cost as a percent of net revenues and accounted for 0.8% of the percentage drop. The balance of the reduction of 3.4% of costs as a percentage of net revenues can be primarily attributed to the significant reduction in operating costs that have resulted from actions taken in connection with the Company's strategic business realignment program. The largest reductions occurred in the areas of fixed costs associated with the Company's fulfillment centers and information systems. These reductions in costs, however, were partially offset by higher postage costs as a percent of Net Revenues.

     Special Charges. In December 2000, the Company developed a plan to strategically realign the business and direct the Company's resources primarily towards growth in Hanover Brands while at the same time reducing costs in all areas of the business and eliminating investment activities that had not generated sufficient revenue to produce profitable returns. As a result of actions needed to execute this plan, the Company recorded a special charge of $19.1 million in fiscal 2000 to cover costs related to severance, facility exit costs and fixed asset write-offs. In 2001, the Company took additional actions towards implementing the strategic business realignment program that included:

     - The sale of the Kindig Lane facility;

     - The closing of the San Diego Telemarketing Center;

     - Reduction of full-time equivalent positions across all business units;
       and

     - Relocation of certain operating and administrative functions from its office facility in Weehawken, New Jersey to Edgewater, New Jersey.

     These additional actions resulted in special charges of $11.3 million to cover costs related to severance, facility exit costs and fixed asset write-offs.

     Selling Expenses. Selling expenses increased to 26.5% of revenues for the year ended December 29, 2001 from 25.4% for the comparable period in 2000 primarily due to the under-performance of catalog mailings during the second quarter period.

     General and Administrative Expenses. General and Administrative expenses decreased by $28.2 million in 2001 which accounted for a significant portion of the Company's reduction in its net loss for the year. As a percentage of Net Revenues, General and Administrative expenses dropped to 10.7% in 2001 from a high of 14.1% experienced in 2000. The reduction in costs are primarily attributable to the elimination of a significant number of FTE positions across all departments which began late in 2000 as part of the Company's strategic business realignment program and continued throughout the year 2001. Although the reductions in General and Administrative costs occurred throughout all overhead areas, the largest reduction in the amount of approximately $8.6 million can be attributed to the decision to eliminate the erizon investment activities and the related overhead established to support them.

     Depreciation and Amortization. Depreciation and amortization decreased to 1.4% of Net Revenues for the year ended December 29, 2001 from 1.5% for the comparable period in 2000. The decrease is a result of the complete amortization of a major computer system in the year 2000 as well as the write-down of fixed assets in connection with the Company's strategic business realignment program in the year 2001.

     Loss from Operations. The Company's loss from operations decreased by $46.6 million to $24.0 million for the year ended December 29, 2001 from a loss of $70.6 million for the comparable period in 2000.

     Gain on sale of the Improvements business and the Kindig Lane Property. The combined gain on sales of the Improvements business and the Kindig Lane Property represented 4.7% of Net Revenue for the year ended December 29, 2001 and accounted for $24.8 million of the reduction in the Company's Net Loss for the year. The Company recognized a $23.2 million Net Gain on the sales of the Improvements business net of a non-cash goodwill charge of $6.1 million, in the second quarter of 2001. The Company realized a net gain on the sale of the Kindig Lane Property of approximately $1.5 million, which included the sale price net of selling expenses in excess of the net book value of assets sold.

     Interest Expense, Net. Interest Expense, Net decreased $3.6 million to $6.5 million which is attributable to lower average borrowings over the last nine months coupled with a reduction in interest rates.

     Income Taxes. The income tax provision, which has been provided for state taxes, for the year ended December 29, 2001 was consistent with the provision in fiscal 2000.

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

     Compared to the comparable period last year, the $64.5 million increase in net loss was primarily due to:

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

          iv.  higher general and administrative expenses; and

          v.  higher interest expense.

     Net Revenues. Net revenues increased $53.2 million or 9.7% to $603.0 million for fiscal year 2000 from $549.9 million for fiscal year 1999. Approximately $52.5 million of this increase is attributable to revenues generated from the Company's core brands, which amounted to $547.0 million, an increase of 10.6% over the comparable period in 1999. This increase is attributable to higher demand across most merchandise categories aided by an increase in circulation of catalogs offering these brands which increased from 214 million catalogs in 1999 to 251 million in 2000. Net revenues from discontinued brands in year 2000 amounted to $18.4 million which represents a $15.0 million decrease from 1999 which also included three additional brands which had been discontinued or repositioned earlier in that year. This decrease in net revenues, however, was offset by an increase of the same amount in net revenues generated by the Company's B-to-B e-commerce transaction services operation, which increased by 101.3% to $30 million for fiscal year 2000.

     Cost of Sales and Operating Expenses. Cost of sales and operating expenses increased by $54.5 million or 15.5% over the amount reported for 1999. A significant portion of this increase can be attributed to the increase in net revenues for the fiscal 2000 period; however, cost of sales and operating expenses, as a percent of net revenue, increased to 67.2% in fiscal 2000 compared with 63.7% in 1999 primarily due to higher distribution and systems development costs associated with the expansion of the Company's B-to-B e-commerce transaction services operation. This expansion included the investment for a new fulfillment and distribution facility in Maumelle, Arkansas in addition to increased headcount and higher facility/equipment rental expenses.

     Special Charges. In December 2000, the Company developed a plan to strategically realign the business and direct the Company's resources primarily towards continued profitable growth in Hanover Brands while at the same time reducing costs in all areas of the business and eliminating investment activities that had not generated sufficient revenue to produce profitable returns. Key elements of this strategic business realignment plan included:

     - Concentrate on core brands;

     - Reduce several hundred full time equivalent positions across all business units;

     - Close the Always in Style business;

     - Eliminate under performing catalogs: Turiya, Kitchen & Home, Domestications Kitchen & Garden;

     - Terminate the Compagnie de la Chine marketing agreement;

     - Close the fulfillment and telemarketing facility in Maumelle, Arkansas and consolidate Keystone fulfillment operations;

     - Cease Desius LLC's business operations.

     As a result of actions needed to execute this plan, the Company recorded a special charge of $19.1 million in the fiscal year ended 2000 to cover costs related to severance, facility exit costs and fixed-asset write-offs.

     Write-down of Inventory of Discontinued Catalog Brands. As part of the Company's strategic business realignment program the Company decided to eliminate three under performing catalogs: Turiya, Kitchen & Home, and Domestications Kitchen & Garden. The inventory on-hand at December 30, 2000 was written-down to its net realizable value based upon plans developed for the liquidation of the merchandise. This write-down resulted in a charge of $2.0 million, which compares to a recovery recorded in 1999 of $1.9 million representing favorable results in liquidating merchandise provided for in 1998 that was associated with the discontinued Austad's, Tweeds and Colonial Garden Kitchens catalog brands.

     Selling Expenses. Selling expenses increased by $16.9 million or 12.4% over the fiscal year 1999. As a percent of net revenues, they were 25.4% versus 24.8% in 1999. The increase as a percent of net revenues can be attributable to the increase in circulation in year 2000, as well as an additional charge of $0.7 million incurred in the fourth quarter related to the write-down of prepaid catalog costs associated with the discontinuance of three catalogs at the end of the fiscal 2000 year.

     General and Administrative Expenses. General and Administrative expenses increased by $16.0 million or 23.1% over fiscal year 1999. This increase was primarily a result of additional professional fees and consulting costs associated with splitting the Company into two separate business segments and the addition of personnel and related costs to support the expansion of the Company's B-to-B e-commerce transaction services operations. In addition a portion of the increase is attributable to charges incurred in the fourth quarter of 2000 related to the transition of senior management.

     Depreciation and Amortization. Depreciation and amortization decreased by $0.3 million (3.1%) from the fiscal year 1999.

     Loss before Interest and Taxes. The Company's loss before interest and taxes increased by $62.1 million to $70.5 million in fiscal 2000 from a loss of $8.4 million in fiscal 1999. Beginning in 2000, the Company's results were comprised of the following segments:

     - Direct Commerce: Income before interest and taxes decreased by $7.5 million primarily due to higher catalog costs reflecting higher paper costs as well as an increase in circulation, higher merchandise postage expense and higher personnel-related expenses, all of which were partially offset by the 1999 reversal of a portion of the 1998 charge for the write-down of discontinued catalog inventory.

     - B-to-B Services: Loss before interest and taxes increased by $38.6 million primarily due to higher distribution and systems development costs, which included higher costs related to an increase in headcount as well as higher consulting and facility/equipment rental expenses, primarily related to the 2000 expansion of the Company's B-to-B e-commerce transaction services operation. This expansion includes the addition of a new fulfillment and distribution facility in Maumelle, Arkansas. Additionally, the Company incurred a higher provision for doubtful accounts.

     - Corporate/Other: Loss before interest and taxes increased by $16.0 million primarily attributable to costs associated with splitting the Company into two business segments and the costs recorded for the transition of senior management in the fourth quarter of 2000.

     Interest Expense, Net. Interest Expense, Net increased by $2.7 million to $10.1 million in 2000 primarily due to higher average borrowings and interest rates during the 2000 period.

     Income Taxes. The Company did not record a Federal income tax provision in 2000 or 1999 due to net operating losses incurred during both years. The Company's state tax provision was $0.2 million and $0.5 million for fiscal 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities. During the year ended December 29, 2001, net cash used in operating activities was $21.2 million. This was primarily due to the net loss from operations which, when adjusted for interest, taxes, depreciation, amortization and other non-cash items, comprised $17.3 million of operating cash used in the period. Additionally, cash outflows resulted from the reduction in accrued liabilities and accounts payable partially offset by a decrease in net accounts receivable.

     Net cash provided by investing activities. During the year ended December 29, 2001, net cash provided by investing activities was $33.1 million, which was primarily due to approximately $33.0 million of gross proceeds from the sale of the Improvements business. Of the approximately $33.0 million, $3.0 million of the proceeds of the sale are being held in escrow for a period of up to two years under the terms of an Escrow Agreement between LWI Holdings, Inc., HSN LP and The Chase Manhattan Bank (see Note 2 to the Company's Consolidated Financial Statements). As of December 29, 2001, the balance in the escrow fund was $2.6 million.

     Net cash used in financing activities. During the year ended December 29, 2001, net cash used in financing activities was $12.4 million. Payments to reduce Congress term loans were $6.3 million and payments of the revolving loan facility were $2.2 million. The Company paid $3.1 million in fees associated with the Richemont transaction (see Notes 8 and 9 to the Company's Consolidated Financial Statements). Payments relating to the redemption of the Company's
7 1/2% Convertible Subordinated Debentures were $0.8 million.

     Richemont Transaction. On December 19, 2001, the Company consummated a transaction with Richemont (the "Richemont Transaction"). In the Richemont Transaction, the Company repurchased from Richemont all of the outstanding shares of the Series A Preferred Stock and 74,098,769 shares of the Common Stock of the Company held by Richemont in return for the issuance to Richemont of 1,622,111 shares of newly-created Series B Participating Preferred Stock (the "Series B Preferred Stock") and the reimbursement of expenses of $1 million to Richemont. Richemont agreed, as part of the transaction, to forego any claim it had to the accrued but unpaid dividends on the Series A Preferred Stock. The Richemont Transaction was made pursuant to an Agreement (the "Agreement"), dated as of December 19, 2001, between the Company and Richemont.

     The impact of the Richemont Transaction was to reflect the reduction of the Series A Preferred Stock for the then carrying amount of $82.4 million and the issuance of Series B Preferred Stock in the amount of $76.8 million which was equal to the aggregate liquidation preference of the Series B Preferred Stock on December 19, 2001. In addition, the par value of $49.4 million of the Common Stock repurchased by the Company and retired was reflected as a reduction of Common Stock, with an offsetting increase to additional paid-in capital. The Company recorded a net increase in shareholders' equity of $5.6 million as a result of the Richemont Transaction.

     The shares of Series A Preferred Stock that were repurchased from Richemont represented all of the outstanding shares of such series. The Company has filed a certificate in Delaware eliminating the Series A Preferred Stock from its certificate of incorporation.

     Congress Credit Facility. On March 24, 2000, the Company amended its credit facility with Congress to provide the Company with a maximum credit line, subject to certain limitations, of up to $82.5 million (the "Congress Credit Facility"). The Congress Credit Facility, as amended, expires on January 31, 2004 and is comprised of a revolving loan facility, a $17.5 million Tranche A Term Loan and a $7.5 million Tranche B Term Loan. Total cumulative borrowings, however, are subject to limitations based upon specified percentages of eligible receivables and eligible inventory, and the Company is required to maintain $3.0 million of excess credit availability at all times. The Congress Credit Facility, as amended, is secured by all the assets of the Company and places restrictions on the incidence of additional indebtedness and on the payment of Common Stock dividends. As of December 29, 2001, the Company had $29.6 million of borrowings outstanding under the amended Congress Credit Facility comprised of $13.5 million under the revolving loan facility, and $10.5 million and $5.6 million of Tranche A Term Loans and Tranche B Term Loans, respectively. The Company may draw upon the amended Congress Credit Facility to fund working capital requirements as needed.

     Under the amended Congress Credit Facility, the Company is required to maintain minimum net worth, working capital, and EBITDA. As used throughout the agreement, EBITDA represents earnings before interest, taxes, depreciation, amortization and certain allowable non-cash items. In November 2001, the Company further amended the Congress Credit Facility to waive a default that resulted from the calculation of the EBITDA covenant requirement and agreed to revise the definition to include the net income derived from the sale of the Kindig Lane Property and the assets of the Improvements business. For the year ended December 29, 2001, EBITDA, based on the above definition, was $19.3 million, which exceeded the amount required under the Congress Credit Facility. As of December 29, 2001, the Company was in compliance with these covenants as amended. In addition, the amendment required a reserve of $500,000 against the availability under the facility borrowing terms and the payment of a fee of $500,000.

     In March 2002, the Company amended the Congress Credit Facility to amend the definition of Consolidated Net Worth such that, effective July 1, 2002, to the extent that the goodwill or intangible assets of the Company and its subsidiaries are impaired under the provisions of Financial Accounting Standards No. 142, such write-off of assets would not be considered a reduction of total assets for the purposes of computing Consolidated Net Worth. The consolidated working capital, consolidated net worth and EBITDA covenants were also amended. In addition, the amendment required a fee of $100,000. Management anticipates that they will be able to maintain compliance with these covenants, as amended, throughout 2002.

     On May 3, 2001, as part of the Company's strategic business realignment program, the Company sold its fulfillment warehouse in Hanover, Pennsylvania (the "Kindig Lane Property") and certain equipment located therein for $4.7 million to an unrelated third party. Substantially all of the net proceeds of the sale were paid to Congress and applied to a partial repayment of the Tranche A Term Loan made to Hanover Direct Pennsylvania, Inc., an affiliate of the Company, and to a partial repayment of the indebtedness under the Congress Credit Facility. The Company realized a net gain on the sale of approximately $1.5 million, which included the sale price net of selling expenses as well as the net book value of assets sold. The Company has continued to use the Kindig Lane Property under a lease agreement with the third party, and will lease a portion of the Kindig Lane Property until August 2002. The Company is transitioning the activities of the Kindig Lane Property into the Company's fulfillment center in Roanoke, Virginia.

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

     The asset purchase agreement between the Company and HSN provides for a reduction in the sale price if the performance of the Improvements business in the 2001 fiscal year fails to achieve a targeted EBITDA level as defined in the agreement. In addition, if Keystone Internet Services, Inc. fails to perform its obligations during the first two years of the services contract, the purchaser can receive a reduction in the original purchase price of up to $2.0 million. An escrow fund of $3.0 million, which was withheld from the original proceeds of the sale of approximately $33.0 million, has been established for a period of two years under the terms of an escrow agreement between LWI Holdings, Inc., HSN and The Chase Manhattan Bank as a result of these contingencies. As of December 29, 2001, the balance in the escrow fund was $2.6 million.

     The Company recognized a net gain on the sale of approximately $23.2 million, including a non-cash goodwill charge of $6.1 million, in the second quarter of 2001, which represents the excess of the net proceeds from the sale over the net assets assumed by HSN, the goodwill associated with the Improvements business and expenses related to the transaction. The recognition of an additional gain of up to approximately $2.6 million has been deferred until the contingencies described above expire, which will not occur prior to the middle of the 2003 fiscal year.

     The Company received a letter from the American Stock Exchange (the "AMEX") notifying the Company that it was below certain of the AMEX's continued listing guidelines set forth in the AMEX Company Guide. The AMEX instituted a review of the Company's eligibility for continuing listing of the Company's Common Stock on the AMEX. On January 17, 2002 the Company received a letter dated January 9, 2002 from AMEX confirming that AMEX had determined to continue the Company's listing on AMEX pending quarterly reviews of the Company's compliance with the steps of its strategic business realignment program. This determination is subject to the Company's favorable progress in satisfying the AMEX guidelines for continued listing and to AMEX's periodic review of the Company's Securities and Exchange Commission and other filings. The AMEX has requested certain additional financial information from the Company to be delivered on or before April 15, 2002, which the Company intends to provide prior to such date.

     General. At December 29, 2001, the Company had $1.1 million in cash and cash equivalents compared with $1.7 million at December 30, 2000. Working capital and current ratios at December 29, 2001 were $20.9 million and 1.26 to 1 versus $16.8 million and 1.15 to 1 at December 30, 2000. Total cumulative borrowings, including financing under capital lease obligations, as of December 29, 2001, aggregated $29.7 million, $26.5 million of which is classified as long-term. Remaining availability under the Congress Revolving Credit Facility as of December 29, 2001 was $17.3 million ($18.4 million including cash on hand). There were nominal capital commitments (less than $0.1 million) at December 29, 2001. Management believes that the Company has sufficient liquidity and availability under its credit agreements to fund its planned operations through at least December 28, 2002. Achievement of the cost saving and other objectives of the Company's strategic business realignment program is critical to the maintenance of adequate liquidity as is compliance with the terms and provisions of the Congress Credit Facility and the Company's ability to operate effectively during the 2002 fiscal year.

USE OF ESTIMATES AND OTHER CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Significant accounting policies employed by the Company, including the use of estimates, are presented in the Notes to the Company's Consolidated Financial Statements.

     Critical accounting policies are those that are most important to the portrayal of the Company's financial condition and results of operations, and require management's most difficult, subjective or complex judgments, as result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's most critical accounting policies, discussed below, pertain to revenue recognition, inventories, prepaid catalog costs and accrued liabilities. In applying such policies, management must use some amounts that are based upon its informed judgment and best estimates. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying these critical accounting policies. The Company is not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.

     The accounting polices for revenue recognition, inventories and prepaid catalog costs are adequately described in Note 1 of the Notes to the Company's Consolidated Financial Statements. Accrued liabilities requiring the most difficult or subjective judgments include liabilities associated with commitments and contingencies, leases related to buildings vacated as part of the Company's strategic business realignment program and costs associated with future returns of the Company's product. Estimates are made for potential litigation losses, if deemed probable. The most subjective estimate associated with lease liabilities relates to the assumptions made for subleasing space. A liability is established for the future return of merchandise at the time of sale, based upon historical and current trends.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indications arise) for impairments. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS 142 will have on its results of operations and financial position. The Company will disclose the results of the goodwill transition impairment, as required, in the second quarter of fiscal 2002.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held-for-sale. The Company has adopted the provisions of SFAS No. 144 in fiscal 2002 and does not expect that such adoption will have a significant effect on the Company's results of operations or financial position.

FORWARD LOOKING STATEMENTS

     The following statements constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:

     "Management anticipates that they will be able to maintain compliance with these covenants, as amended, throughout 2002."

     "Management believes that the Company has sufficient liquidity and availability under its credit agreements to fund its planned operations through at least December 28, 2002."

CAUTIONARY STATEMENTS

     The following material identifies important factors that could cause actual results to differ materially from those expressed in the forward looking statement identified above and in any other forward looking statements contained elsewhere herein:

     The recent general deterioration in economic conditions in the United States leading to reduced consumer confidence, reduced disposable income and increased competitive activity and the business failure of companies in the retail, catalog and direct marketing industries. Such economic conditions leading to a reduction in consumer spending generally and in home fashions specifically, and leading to a reduction in consumer spending specifically with reference to other types of merchandise the Company offers in its catalogs or over the Internet, or which are offered by the Company's third party fulfillment clients.

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

     The failure of the Internet generally to achieve the projections for it with respect to growth of e-commerce or otherwise, and the failure of the Company to increase Internet sales. The imposition of regulatory, tax or other requirements with respect to Internet sales. Actual or perceived technological difficulties or security issues with respect to conducting e-commerce over the Internet generally or through the Company's web sites or those of its third party fulfillment clients specifically.

     The ability of the Company to attract and retain management and employees generally and specifically with the requisite experience in e-commerce, Internet and direct marketing businesses. The ability of employees of the Company who have been promoted as a result of the Company's strategic business realignment program to perform the responsibilities of their new positions.

     The recent general deterioration in economic conditions in the United States leading to key vendors and suppliers reducing or withdrawing trade credit to companies in the retail and catalog and direct marketing industries. The risk that key vendors or suppliers may reduce or withdraw trade credit to the Company, convert the Company to a cash basis or otherwise change credit terms, or require the Company to provide letters of credit or cash deposits to support its purchase of inventory, increasing the Company's cost of capital and impacting the Company's ability to obtain merchandise in a timely manner. Vendors beginning to withhold shipments of merchandise to the Company. The ability of the Company to find alternative vendors and suppliers on competitive terms if vendors or suppliers who exist cease doing business with the Company.

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

     Continued compliance by the Company with and the enforcement by Congress of financial and other covenants and limitations contained in the Congress Credit Facility, including net worth, net working capital, capital expenditure and EBITDA covenants, and limitations based upon specified percentages of eligible receivables and eligible inventory, and the requirement that the Company maintain $3.0 million of excess credit availability at all times, affecting the ability of the Company to continue to make borrowings under the Congress Credit Facility.

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

     The ability of the Company to obtain advance rates under the Congress Credit Facility which are at least as favorable as those obtained in the past.

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

     The ability of the Company to sublease or terminate or renegotiate the leases of its vacant facilities in Weehawken, New Jersey, Maumelle, Arkansas and other locations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATES: The Company's exposure to market risk relates to interest rate fluctuations for borrowings under its Congress Revolving Credit Facility and its Term Financing Facility, which bear interest at variable rates. At December 29, 2001, outstanding principal balances under these facilities subject to variable rates of interest were approximately $29.6 million. If interest rates were to increase by one quarter of one percent from current levels, the resulting increase in interest expense would not have a material impact on the Company's results of operations taken as a whole.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Hanover Direct, Inc:

     We have audited the accompanying consolidated balance sheets of Hanover Direct, Inc. (a Delaware corporation) as of December 29, 2001 and December 30, 2000, and the related consolidated statements of income (loss), shareholders' equity (deficit) and cash flows for each of the three fiscal years in the period ended December 29, 2001. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hanover Direct, Inc. and subsidiaries as of December 29, 2001 and December 30, 2000 and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2001 in conformity with accounting principles generally accepted in the United States.

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

                                          ARTHUR ANDERSEN LLP

New York, New York
March 16, 2002

                          CONSOLIDATED BALANCE SHEETS

                 AS OF DECEMBER 29, 2001 AND DECEMBER 30, 2000

                                                              DECEMBER 29,   DECEMBER 30,
                                                                  2001           2000
                                                              ------------   ------------
                                                               (IN THOUSANDS OF DOLLARS,
                                                                 EXCEPT SHARE AMOUNTS)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  1,121      $   1,691
  Accounts receivable, net of allowance for doubtful
    accounts of $2,117 in 2001 and $5,668 in 2000...........      19,456         27,703
  Inventories...............................................      59,223         69,612
  Prepaid catalog costs.....................................      14,620         23,084
  Deferred tax asset, net...................................       3,300          3,300
  Other current assets......................................       3,000          3,056
                                                                --------      ---------
    Total Current Assets....................................     100,720        128,446
                                                                --------      ---------
PROPERTY AND EQUIPMENT, AT COST:
  Land......................................................       4,509          4,724
  Buildings and building improvements.......................      18,205         23,442
  Leasehold improvements....................................      12,466         12,624
  Furniture, fixtures and equipment.........................      59,287         59,773
  Construction in progress..................................          --            647
                                                                --------      ---------
                                                                  94,467        101,210
  Accumulated depreciation and amortization.................     (60,235)       (55,570)
                                                                --------      ---------
  Property and equipment, net...............................      34,232         45,640
                                                                --------      ---------
  Goodwill, net.............................................       9,278         15,816
  Deferred tax asset, net...................................      11,700         11,700
  Other assets..............................................       1,731          1,417
                                                                --------      ---------
    Total Assets............................................    $157,661      $ 203,019
                                                                ========      =========
                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Current portion of long-term debt and capital lease
    obligations.............................................    $  3,162      $   3,718
  Accounts payable..........................................      46,348         67,858
  Accrued liabilities.......................................      25,132         34,443
  Customer prepayments and credits..........................       5,143          5,592
                                                                --------      ---------
    Total Current Liabilities...............................      79,785        111,611
                                                                --------      ---------
NON-CURRENT LIABILITIES:
  Long-term debt............................................      26,548         35,318
  Other.....................................................      10,233          8,914
                                                                --------      ---------
    Total Non-current Liabilities...........................      36,781         44,232
                                                                --------      ---------
    Total Liabilities.......................................     116,566        155,843
                                                                --------      ---------
SERIES A CUMULATIVE PARTICIPATING PREFERRED STOCK,
  redeemable at $50 per share ($70,000), 2,345,000 shares
  authorized, issued and outstanding: none at December 29,
  2001 and 1,475,498 at December 30, 2000...................          --         71,628
                                                                --------      ---------
SERIES B REDEEMABLE PREFERRED STOCK, authorized, issued and
  outstanding 1,622,111 shares at December 29, 2001 and none
  at December 30, 2000......................................      76,823             --
                                                                --------      ---------
SHAREHOLDERS' EQUITY (DEFICIT):
Common Stock, $.66 2/3 par value, authorized 300,000,000
  shares in 2001 and 2000; issued 140,336,729 shares in 2001
  and 214,425,498 shares in 2000............................      93,558        142,951
Capital in excess of par value..............................     351,558        307,595
Accumulated deficit.........................................    (477,497)      (471,651)
                                                                --------      ---------
                                                                 (32,381)       (21,105)
Less:
Treasury stock, at cost (2,100,929 shares in 2001 and
  729,167 shares in 2000)...................................      (2,942)        (2,223)
Notes receivable from sale of Common Stock..................        (405)        (1,124)
                                                                --------      ---------
    Total Shareholders' Equity (Deficit)....................     (35,728)       (24,452)
                                                                --------      ---------
    Total Liabilities and Shareholders' Equity (Deficit)....    $157,661      $ 203,019
                                                                ========      =========

                See notes to Consolidated Financial Statements.

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
 FOR THE YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000 AND DECEMBER 25, 1999

                                                               2001        2000        1999
                                                             --------    --------    --------
                                                             (IN THOUSANDS OF DOLLARS, EXCEPT
                                                                    PER SHARE AMOUNTS)
NET REVENUES...............................................  $532,165    $603,014    $549,852
                                                             --------    --------    --------
OPERATING COSTS AND EXPENSES:
  Cost of sales and operating expenses.....................   339,556     404,959     350,502
  Write-down of inventory of discontinued catalogs.........        --       2,048      (1,932)
  Special charges..........................................    11,277      19,126         144
  Selling expenses.........................................   141,140     153,462     136,584
  General and administrative expenses......................    56,727      84,881      68,928
  Depreciation and amortization............................     7,430       9,090       9,382
                                                             --------    --------    --------
                                                              556,130     673,566     563,608
                                                             --------    --------    --------
(LOSS) FROM OPERATIONS.....................................   (23,965)    (70,552)    (13,756)
  (Gain) on sale of Improvements business..................   (23,240)         --          --
  (Gain) on sale of Kindig Lane Property...................    (1,529)         --          --
  (Gain) on sale of The Shopper's Edge.....................        --          --      (4,343)
  (Gain) on sale of Austad's...............................        --          --        (967)
                                                             --------    --------    --------
INCOME (LOSS) BEFORE INTEREST AND TAXES....................       804     (70,552)     (8,446)
  Interest expense, net....................................     6,529      10,083       7,338
                                                             --------    --------    --------
  (Loss) before income taxes...............................    (5,725)    (80,635)    (15,784)
  Income tax provision.....................................       120         165         530
                                                             --------    --------    --------
NET (LOSS) AND COMPREHENSIVE (LOSS)........................    (5,845)    (80,800)    (16,314)
  Preferred stock dividends................................    10,745       4,015         634
                                                             --------    --------    --------
NET (LOSS) APPLICABLE TO COMMON SHAREHOLDERS...............  $(16,590)   $(84,815)   $(16,948)
                                                             ========    ========    ========
NET (LOSS) PER COMMON SHARE:
  Net (loss) per common share -- basic and diluted.........  $   (.08)   $   (.40)   $   (.08)
                                                             ========    ========    ========
  Weighted average common shares outstanding -- basic and
     diluted (thousands)...................................   210,536     213,252     210,719
                                                             ========    ========    ========

                See notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000 AND DECEMBER 25, 1999

                                                               2001        2000        1999
                                                              -------    --------    --------
                                                                 (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)................................................  $(5,845)   $(80,800)   $(16,314)
  Adjustments to reconcile net (loss) to net cash (used) by
    operating activities:
    Depreciation and amortization, including deferred
      fees..................................................    8,112      11,271      11,951
    Provision for doubtful accounts.........................       91       4,947       2,817
    Special charges.........................................    3,254      19,126         144
    Write-down of inventory of discontinued catalogs
      (recovery)............................................       --       2,048      (1,932)
    Gain on the sale of Improvements business...............  (23,240)         --          --
    Gain on the sale of Kindig Lane Property................   (1,529)         --          --
    Gain on the sale of Austad's............................       --          --        (967)
    Compensation expense related to stock options...........    1,841       5,175       2,890
  Changes in assets and liabilities
    Accounts receivable.....................................    7,398      (3,363)     (8,639)
    Inventories.............................................    7,077     (16,844)      8,853
    Prepaid catalog costs...................................    4,456      (2,779)     (4,288)
    Accounts payable........................................  (12,818)      4,309      (1,045)
    Accrued liabilities.....................................  (11,117)      2,119         710
    Customer prepayments and credits........................     (300)      1,180        (279)
    Other, net..............................................    1,400       1,803        (572)
                                                              -------    --------    --------
  Net cash (used) by operating activities...................  (21,220)    (51,808)     (6,671)
                                                              -------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of property and equipment..................   (1,636)    (14,581)     (4,830)
    Proceeds from sale of Improvements business.............   30,036          --          --
    Proceeds from sale of Kindig Lane Property..............    4,671          --          --
    Proceeds from sale of Austad's..........................       --          --       1,568
    Proceeds from investment................................       --         988          --
                                                              -------    --------    --------
  Net cash provided (used) by investing activities..........   33,071     (13,593)     (3,262)
                                                              -------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (payments) under revolving credit
      facility..............................................   (2,189)     12,810       5,202
    Borrowings (payments) under term loan facility..........   (6,277)      9,820          --
    Payments of 7.5% convertible debentures.................     (751)         --          --
    Payments of long-term debt and capital lease
      obligations...........................................      (81)    (24,130)     (2,745)
    Net proceeds from issuance of preferred stock...........       --      67,700          --
    Payment of debt issuance costs..........................   (3,095)     (2,770)     (2,701)
    Payment of preferred stock dividends....................       --        (920)         --
    Proceeds from issuance of common stock..................       --         847         936
    Other, net..............................................      (28)        886        (117)
                                                              -------    --------    --------
  Net cash provided (used) by financing activities..........  (12,421)     64,243         575
                                                              -------    --------    --------
  Net (decrease) in cash and cash equivalents...............     (570)     (1,158)     (9,358)
  Cash and cash equivalents at the beginning of the year....    1,691       2,849      12,207
                                                              -------    --------    --------
  Cash and cash equivalents at the end of the year..........  $ 1,121    $  1,691    $  2,849
                                                              =======    ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest................................................  $ 5,286    $  7,723    $  4,765
    Income taxes............................................  $   150    $    414    $    713
  Non-cash investing and financing activities:
    Redemption of Series B Convertible Additional Preferred
      Stock.................................................  $    --    $  6,350    $     --
    Stock dividend and accretion Series A Cumulative
      Participating Preferred Stock.........................  $10,745    $  3,927    $     --
    Redemption of Series A Cumulative Participating
      Preferred Stock and Accrued Stock Dividends...........  $82,390    $     --    $     --
    Issuance of Series B Redeemable Preferred Stock.........  $76,823    $     --    $     --
    Non-cash gain on sale of The Shopper's Edge.............  $    --    $     --    $  4,343
    Tandem share expirations................................  $   719    $    394    $  1,016
    Capital lease obligations...............................  $     9    $     --    $    517

                See notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE YEARS ENDED DECEMBER 25, 1999, DECEMBER 30, 2000 AND DECEMBER 29, 2001

                                     PREFERRED STOCK
                                        SERIES B          COMMON STOCK
                                       CONVERTIBLE     $.66 2/3 PAR VALUE     CAPITAL
                                     ---------------   ------------------   IN EXCESS OF    ACCUM.
                                     SHARES   AMOUNT   SHARES     AMOUNT     PAR VALUE     (DEFICIT)
                                     ------   ------   -------   --------   ------------   ---------
                                                  (IN THOUSANDS OF DOLLARS AND SHARES)
BALANCE AT DECEMBER 26, 1998.......    635    $6,128   210,786   $140,524     $297,751     $(373,815)
                                      ====    ======   =======   ========     ========     =========
Net income (loss) applicable to
  common shareholders..............                                                          (16,948)
Preferred stock accretion..........              190
Stock options granted..............                                              2,890
Cash received for Tandem
  receivable.......................
Issuance & forfeitures of Common
  Stock for employee stock plan....                        734        489          447
Tandem share expirations...........
                                      ----    ------   -------   --------     --------     ---------
BALANCE AT DECEMBER 25, 1999.......    635    $6,318   211,520   $141,013     $301,088     $(390,763)
                                      ====    ======   =======   ========     ========     =========
Net income/(loss) applicable to
  common shareholders..............                                                          (84,815)
Preferred stock accretion..........               32                              (152)          152
Preferred stock dividend...........                                             (3,775)        3,775
Stock options granted..............                                              5,175
Cash received for Tandem
  receivable.......................
Tandem note write-down.............
Issuance & forfeitures of Common
  Stock for employee stock plan....                        713        476          371
Tandem share expirations...........
Conversion to Common Stock.........   (635)   (6,350)    2,192      1,462        4,888
                                      ----    ------   -------   --------     --------     ---------
BALANCE AT DECEMBER 30, 2000.......     --    $   --   214,425   $142,951     $307,595     $(471,651)
                                      ====    ======   =======   ========     ========     =========
Net income/(loss) applicable to
  common shareholders..............                                                          (16,590)
Preferred stock accretion..........                                             (2,129)        2,129
Preferred stock dividend...........                                             (8,615)        8,615
Stock options granted..............                                              1,841
Issuance & forfeitures of Common
  Stock for employee stock plan....                         10          7           (5)
Tandem share expirations...........
Retirement of Treasury Shares......
Preferred stock issuance costs.....                                             (2,095)
Conversion to Preferred Stock......                    (74,098)   (49,400)      54,966
                                      ====    ======   =======   ========     ========     =========
BALANCE AT DECEMBER 29, 2001.......     --    $   --   140,337   $ 93,558     $351,558     $(477,497)
                                      ====    ======   =======   ========     ========     =========

                                                          NOTES
                                                        RECEIVABLE
                                      TREASURY STOCK    FROM SALE
                                     ----------------   OF COMMON
                                     SHARES   AMOUNT      STOCK       TOTAL
                                     ------   -------   ----------   --------
                                       (IN THOUSANDS OF DOLLARS AND SHARES)
BALANCE AT DECEMBER 26, 1998.......    (358)  $  (813)   $(3,305)    $ 66,470
                                     ======   =======    =======     ========
Net income (loss) applicable to
  common shareholders..............                                   (16,948)
Preferred stock accretion..........                                       190
Stock options granted..............                                     2,890
Cash received for Tandem
  receivable.......................                          327          327
Issuance & forfeitures of Common
  Stock for employee stock plan....                                       936
Tandem share expirations...........    (294)   (1,016)     1,016           --
                                     ------   -------    -------     --------
BALANCE AT DECEMBER 25, 1999.......    (652)  $(1,829)   $(1,962)    $ 53,865
                                     ======   =======    =======     ========
Net income/(loss) applicable to
  common shareholders..............                                   (84,815)
Preferred stock accretion..........                                        32
Preferred stock dividend...........                                        --
Stock options granted..............                                     5,175
Cash received for Tandem
  receivable.......................                           10           10
Tandem note write-down.............                          434          434
Issuance & forfeitures of Common
  Stock for employee stock plan....                                       847
Tandem share expirations...........     (77)     (394)       394           --
Conversion to Common Stock.........                                        --
                                     ------   -------    -------     --------
BALANCE AT DECEMBER 30, 2000.......    (729)  $(2,223)   $(1,124)    $(24,452)
                                     ======   =======    =======     ========
Net income/(loss) applicable to
  common shareholders..............                                  (16, 590)
Preferred stock accretion..........                                        --
Preferred stock dividend...........                                        --
Stock options granted..............                                     1,841
Issuance & forfeitures of Common
  Stock for employee stock plan....                                         2
Tandem share expirations...........  (1,530)     (719)       719
Retirement of Treasury Shares......     158        --
Preferred stock issuance costs.....                                    (2,095)
Conversion to Preferred Stock......                                     5,566
                                     ======   =======    =======     ========
BALANCE AT DECEMBER 29, 2001.......  (2,101)  $(2,942)   $  (405)    $(35,728)
                                     ======   =======    =======     ========

                See notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000 AND DECEMBER 25, 1999

1.  BACKGROUND OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations -- Hanover Direct, Inc., a Delaware corporation (the "Company"), is a specialty direct marketer, which markets a diverse portfolio of branded home fashions, men's and women's apparel, and gift products, through mail-order catalogs and connected Internet Web sites directly to the consumer ("direct commerce"). In addition, the Company continues to service existing third party clients with business to business (B-to-B) e-commerce transaction services. These services include a full range of order processing, customer care, customer information, and shipping and distribution services.

     The Company utilizes a fully integrated system and operations support platform initially developed to manage the Company's wide variety of catalog/Internet product offerings. This infrastructure is being utilized by the aforementioned B-to-B e-commerce transaction services on behalf of third party clients. Due to the strategic realignment effective December 30, 2000 pursuant SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Note 11), the Company began to report results for the consolidated operations of Hanover Direct, Inc. as one segment commencing with the fiscal year 2001.

     Basis of Presentation -- The consolidated financial statements include all subsidiaries of the Company, and all intercompany transactions and balances have been eliminated. The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year's presentation. Significant estimates include allowance for doubtful accounts, provision for sales returns, prepaid catalog costs and special charges (Note 3).

     Fiscal Year -- The Company operates on a 52 or 53 week fiscal year, ending on the last Saturday in December. The years ended December 29, 2001 and December 25, 1999 were as reported 52-week years. The year ended December 30, 2000 was a 53-week year. Had fiscal 2000 been a 52-week year, the total revenue would have decreased by $5.2 million.

     Cash and Cash Equivalents -- Cash includes cash equivalents consisting of highly liquid investments with an original maturity of ninety days or less.

     Inventories -- Inventories consist principally of merchandise held for resale and are stated at the lower of cost or market. Cost, which is determined using the first-in, first-out (FIFO) method, includes the cost of the product as well as freight-in charges. The Company considers slow moving inventory to be surplus and calculates a loss on the impairment as the difference between an individual item's cost and the net proceeds anticipated to be received upon disposal. The Company utilizes various liquidation vehicles to dispose of aged catalog inventory including special sales catalogs, sales sections in other catalogs and liquidations through off-price merchants. Such inventory is written down to its net realizable value, if the expected proceeds of disposal are less than the cost of the merchandise.

     Prepaid Catalog Costs -- Prepaid catalog costs consist of direct response advertising costs related to catalog production and mailing. In accordance with Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs," these costs are deferred and amortized as selling expenses over the estimated period in which the sales related to such advertising are generated. Total catalog expense was $139.2 million, $150.4 million and $133.0 million for fiscal years 2001, 2000 and 1999, respectively.

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

     Goodwill, Net -- Excess of cost over the net assets of acquired businesses is amortized on a straight-line basis over periods of up to forty years. Accumulated amortization was $4.3 million and $5.0 million at December 29, 2001 and December 30, 2000, respectively.

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS 142 will have on its results of operations and financial position. The Company will disclose the results of the goodwill transition impairment, as required, in the second quarter of fiscal 2002.

     Impairment of Long-lived Assets -- In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of," the Company reviews long-lived assets for impairment whenever events indicate that the carrying amount of such assets may not be fully recoverable. The Company performs non-discounted cash flow analyses to determined if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. There was no impairment during 2001.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 also extends the reporting requirements to report separately, as discontinued operations, components of an entity that have either been disposed of or classified as held-for-sale. The Company has adopted the provisions of SFAS No. 144 during fiscal 2002, and does not expect that such adoption will have a significant effect on the Company's results of operations or financial position.

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

     Net (Loss) Per Share -- Net (loss) per share is computed using the weighted average number of common shares outstanding in accordance with the provisions of SFAS No. 128, "Earnings Per Share." The weighted average number of shares used in the calculation for both basic and diluted net (loss) per share for fiscal 2001, 2000 and 1999 was 210,535,959, 213,251,945 and 210,718,546 shares, respectively. Diluted earnings per share equals basic earnings per share as the dilutive calculation for preferred stock and stock options would have an anti-dilutive impact as a result of the net losses incurred during fiscal years 2001, 2000 and 1999. The number of potentially dilutive securities excluded from the calculation of diluted earnings per share were 978,253, 2,678,492, and 9,233,837 common share equivalents for fiscal 2001, 2000 and 1999, respectively. These amounts consist of the following: 978,253 options to purchase common stock for fiscal 2001; 2,678,492 options to purchase common stock for fiscal 2000 and 6,846,995 options to purchase common stock and 2,386,842 common stock equivalents for the potential conversion of the Series B Convertible Additional Preferred Stock for fiscal 1999.

     Revenue Recognition --

     -- Direct Commerce: The Company recognizes revenue, net of estimated returns, upon shipment of merchandise to customers. Postage and handling charges billed to customers are also recognized as revenue upon shipment of related merchandise and the related costs are classified as cost of sales and operating expenses. The Company accrues for expected future returns at the time of sale based upon historical and current trends. The Company defers revenue recognition for membership fees received in its Buyer's Club programs until the cancellation period ends. Thereafter, revenue is recognized on a monthly basis over the remaining membership period.

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

     Derivative Investments and Hedging Activities -- The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendment in SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as of December 31, 2000. These pronouncements require companies to reflect the fair value of all derivative instruments, including those embedded in other contracts, as assets or liabilities in a company's financial statements. Changes in fair value of derivative instruments are generally reflected in earnings, with the exception of certain hedging transactions, for which the change in fair value may be accounted for as a component of other comprehensive income, provided certain criteria are met as specified in these pronouncements. The Company currently does not utilize derivative instruments or engage in hedging transactions, nor is there any embedded derivative instrument as of December 29, 2001 that must be recognized pursuant to these statements.

2.  DIVESTITURES

     During 2001, the Company sold the following businesses and assets:

     Sale of Improvements Business: On June 29, 2001, the Company sold certain assets and liabilities of its Improvements business to HSN, a division of USA Networks, Inc.'s Interactive Group, for approximately $33.0 million. In conjunction with the sale, the Company's Keystone Internet Services, Inc. subsidiary agreed to provide telemarketing and fulfillment services for the Improvements business under a service agreement with the buyer for a period of three years.

     The asset purchase agreement between the Company and HSN provides for a reduction in the sale price if the performance of the Improvements business in the 2001 fiscal year fails to achieve a targeted EBITDA level as defined in the agreement. In addition, if Keystone Internet Services, Inc. fails to perform its obligations during the first two years of the services contract, the purchaser can receive a reduction in the original purchase price of up to $2.0 million. An escrow fund, which was withheld from the original proceeds of the sale of approximately $33.0 million, has been established for a period of two years under the terms of an escrow agreement between LWI Holdings, Inc., HSN and The Chase Manhattan Bank as a result of these contingencies. As of December 29, 2001, the balance in the escrow fund was $2.6 million.

     The Company recognized a net gain on the sale of approximately $23.2 million, net of a non-cash goodwill charge of $6.1 million, in the second quarter of 2001, which represents the excess of the net proceeds from the sale over the net assets assumed by HSN, the goodwill associated with the Improvements business and expenses related to the transaction. The recognition of an additional gain of up to approximately $2.6 million has been deferred until the contingencies described above expire, which will not fully occur prior to the middle of the 2003 fiscal year.

     Sale of Kindig Lane Property: On May 3, 2001, as part of the Company's strategic business realignment program, the Company sold its fulfillment warehouse in Hanover, Pennsylvania (the "Kindig Lane Property") and certain equipment located therein for $4.7 million to an unrelated third party. Substantially all of the net proceeds of the sale were paid to Congress Financial Corporation ("Congress"), pursuant to the terms of the Congress Credit Facility, and applied to a partial repayment of the Tranche A Term Loan made to Hanover Direct Pennsylvania, Inc., an affiliate of the Company, and to a partial repayment of the indebtedness under the Congress Credit Facility. The Company realized a net gain on the sale of approximately $1.5 million, which included the sale price net of selling expenses in excess of the net book value of assets sold. The

Company has continued to use the Kindig Lane Property under a lease agreement with the third party, and will lease a portion of the Kindig Lane Property until August 2002. The Company is transitioning the activities of the Kindig Lane Property into the Company's fulfillment center in Roanoke, Virginia.

     During 1999, the Company sold the following businesses and assets:

     Austad's: In October 1999, the Company sold the remaining assets of its non-core Austad's catalog, which featured golf equipment, apparel and gifts, for $1.6 million. The assets disposed of primarily included inventory and intangible assets, which were previously written off, such as customer lists and trademarks. The combined book value of assets sold was approximately $0.6 million resulting in a net pre-tax gain of $1.0 million.

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

     Effective December 1999, the Company sold its interest in the Shopper's Edge subsidiary to an unrelated third party for a nominal fair value based upon an independent appraisal. At the time of the sale, the liabilities of the subsidiary exceeded the assets by $4.3 million resulting in a gain on sale to the Company of $4.3 million. The gain represented the portion of deferred income of the Shopper's Edge that the Company received in the form of withdrawals discussed above which, in accordance with the Company's revenue recognition policy for memberships, would not have been earned until the completion of the membership term. The deferred income was recognized immediately upon the sale and has been reflected as a gain on sale in the accompanying consolidated statement of income (loss) for the year ended December 25, 1999. There are no conditions to the obligations of the Company to refund any portion of the cash withdrawals received prior to the sale. The Company entered into a solicitation services agreement with the purchaser whereby the Company will provide solicitation services for the program and will receive commissions for member acceptances based on a fixed fee per member basis, adjusted for cancellation rates on a prospective basis. Membership revenue earned during the fiscal year ended December 25, 1999 was $3.9 million, which is included in revenues in the accompanying consolidated statement of income (loss). Had the new solicitation services agreement been in place for fiscal 1999, net revenues on a pro-forma basis would have increased by $1.4 million reflecting the inclusion of $5.3 million of fee revenue for solicitation services provided versus $3.9 million of recorded membership fee revenue under the old agreement. Furthermore, on a pro-forma basis, the Company's loss from operations would have decreased by $5.4 million to $8.4 million. For the fiscal years ended 2001 and 2000, the Company received approximately $2.5 million and $5.0 million of fee revenue for solicitation services provided.

     Blue Ridge Associates -- In January 1994, the Company purchased for $1.1 million a 50% interest in Blue Ridge Associates ("Blue Ridge"), a partnership which owns an apparel distribution center in Roanoke, Virginia. The remaining 50% interest is held by an unrelated third party. This investment is accounted for under the equity method of accounting. The Company's investment in Blue Ridge was approximately $0.8 million at December 25, 1999. In December 1996, the Company consolidated the fulfillment and telemarketing activities handled at this facility into its home fashion distribution facility in Roanoke, Virginia, and attempted to sublease the vacated space. In April 1999, the Company sublet the vacated premises to an unrelated third party for a five-year period expiring in April 2004. In February 2000, the Company sold its partnership interest in Blue Ridge to the holder of the other 50% for $0.8 million, which approximated the Company's carrying value of the investment.

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

     In 2001, an additional amount for special charges was recorded in the amount of $11.3 million. These charges are related to the strategic business realignment program that was initiated at the end of 2000 and consisted of additional severance ($4.2 million), facility exit costs ($4.0 million) and fixed asset write-offs ($3.1 million all of which is non-cash).

     In December 2001, the Company made a decision as part of the continuing implementation of the strategic business realignment program to close its San Diego telemarketing center in the first quarter of 2002. Accordingly, severance costs include $0.4 million for associates of the telemarketing center whose jobs were eliminated as a result. In addition, severance costs recorded for the year include $0.4 million for associates of the Kindig Lane Facility whose jobs were eliminated as a result of the sale of the facility in May 2001. The remainder of the severance charges recorded in 2001, which amounted to $3.4 million, represents the elimination of 442 FTE positions. In October 2001, the Company determined it was more cost effective to relocate certain of its operating and administrative functions from the first floor of its facility in Weehawken, New Jersey to a previously closed space in Edgewater, New Jersey and in anticipation of subletting the space vacated in Weehawken, New Jersey. This amendment of the original plan resulted in an additional charge of $0.8 million for the Weehawken facility and a charge of $0.7 million for the write-off of fixed assets related to this location.

     In addition, the exit of the Maumelle and Kindig Lane buildings, as well as the closing of the San Diego telemarketing center, resulted in special charges of $3.7 million in addition to the aforementioned severance costs. The charges related to the exit of the Maumelle facility included a $1.1 million addition to the estimated loss on the lease provision and $1.9 million fixed asset write-down. The exit charges for the Kindig Lane building consisted of a $0.5 million write-off for the impairment in value of the fixed assets located in that facility. Finally, the costs associated with closing the San Diego telemarketing center were $0.2 million.

     The special charges recorded in 2001 also included $1.9 million to revise estimated losses provided for sub-lease arrangements in connection with a retail outlet store in San Diego that was previously closed and office facilities located in San Francisco, California. This was for anticipated losses on sublease arrangements for the San Francisco office space resulting from declining market values in that area of the country.

     As of December 29, 2001, a liability is included on the Company's balance sheet related to future costs in connection with the Company's strategic business realignment program consisting of:

     Severance -- The cost of employee severance includes termination benefits for line and supervisory personnel in fulfillment, telemarketing, MIS, merchandising, and various levels of corporate and catalog management. Approximately $2.5 million of these costs are recorded in accrued liabilities in the accompanying Condensed Consolidated Balance Sheet at December 29, 2001. Actual severance payments made in 2001 amounted to $6.1 million.

     Facility Exit Costs and Fixed Asset Write-downs -- These costs are primarily related to the Company's decision to close its fulfillment center in Maumelle, Arkansas and the San Diego telemarketing center, exit office space in Weehawken, New Jersey and to close several of its retail outlets. Approximately, $4.8 million of these costs is included in accrued liabilities at December 29, 2001 and an additional $3.8 million is included in non-current liabilities as they will not be paid until 2003 or later. Facility exit costs and fixed asset write-offs against the accruals in 2001 amounted to $3.9 million.

4.  WRITE-DOWN OF INVENTORY OF DISCONTINUED CATALOGS

     In the fourth quarter of 2000, the Company made a decision to discontinue three catalogs brands, Domestications Kitchen & Garden, Turiya and Kitchen & Home. These three catalog brands generated revenues of $4.7 million, $18.4 million and $19.6 million in 2001, 2000 and 1999, respectively. In 2000, the Company recorded provisions of approximately $2.0 million related to the write-down of inventory associated with these catalogs to their net realizable value, based upon the planned liquidation of such inventory, and $0.7 million of additional 2000 charges related to the acceleration of the amortization of prepaid catalog costs associated with the discontinuance of these catalogs' operations based upon their estimated realizability relative to the wind-down plan in 2001. At the end of 2001, aged catalog inventory remaining was $.1 million for Domestications Kitchen & Garden, $0 for Turiya and $.1 million for Kitchen & Home. All inventory related to these discontinued catalogs are reserved as part of the write-down provisions.

     In 1998, the Company decided to discontinue the traditional catalog operations of the Tweeds, Austad's and Colonial Garden Kitchens catalog brands. These "non-core" catalog brands were to be repositioned as primarily e-commerce brands and, if unsuccessful, discontinued. In 1998, the Company recorded provisions of approximately $3.7 million related to the write-down of inventory associated with these catalogs to net realizable value based on the planned liquidation of such inventory. The Company utilizes various liquidation vehicles to dispose of aged catalog inventory including special sales catalogs, sales sections in other catalogs, and liquidations through off-price merchants. During 1999, the Company was able to utilize special sales catalogs, which provide higher cost recoveries, to dispose of its non-core catalog inventory to a larger extent than anticipated at the end of 1998. Accordingly, $1.9 million of the 1998 charges were reversed and included in the Company's 1999 results.

     During 1999, the Company sold the remaining assets of its non-core Austad's catalog for $1.6 million; fully discontinued its Tweeds catalog operation; and repositioned and relaunched its Colonial Garden Kitchens catalog as Domestications Kitchen & Garden, which was subsequently discontinued.

5.  TRANSFER OF CREDIT CARD ACCOUNTS RECEIVABLE

     During July 1999, the Company finalized a new three-year credit card marketing and servicing agreement with a new provider and terminated the prior servicing agreement. The new terms include provisions requiring the Company to equally share credit losses over an agreed upon benchmark for the first 18 months of the agreement, however, the Company is not obligated to repurchase any non-collectible receivables. Upon the expiration of this period, all credit card receivables transferred are non-recourse to the Company. Furthermore, the Company is no longer required to maintain a deposit as security for its performance under the terms of the new agreement. Reflecting the change in terms included in the new agreement, the Company, in accordance with SFAS No. 125 and its subsequent amendment under SFAS No. 140, accounted for the transfer of its private label credit card receivables as a sale. Accordingly, the Company's consolidated balance sheets no longer reflect a financing receivable and a related long-term obligation. No gain or loss was recognized upon the transition to the new agreement.

6.  ACCRUED LIABILITIES

     Accrued liabilities consist of the following (in thousands):

                                                              DEC. 29,    DEC. 30,
                                                                2001        2000
                                                              --------    --------
Restructuring...............................................  $ 7,291     $ 9,160
Reserve for future sales returns............................    2,764       3,371
Compensation................................................    9,053      13,466
Taxes.......................................................    1,098       1,134
Other.......................................................    4,926       7,312
                                                              -------     -------
     Total..................................................  $25,132     $34,443
                                                              =======     =======

7.  LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                              DEC. 29,    DEC. 30,
                                                                2001        2000
                                                              --------    --------
Congress Credit Facility....................................  $29,599     $38,065
7.5% Convertible Subordinated Debentures due 2007...........       --         751
Obligations under capital leases............................      111         192
Other.......................................................       --          28
                                                              -------     -------
                                                               29,710      39,036
  Less: current portion.....................................    3,162       3,718
                                                              -------     -------
     Total..................................................  $26,548     $35,318
                                                              =======     =======

     Revolving Credit Facility -- On December 29, 2001, the Company's credit facility (the "Congress Credit Facility") with Congress Financial Corporation ("Congress") was a maximum credit line, subject to certain limitations, of up to $82.5 million. The Congress Credit Facility expires on January 31, 2004 and is comprised of a revolving loan facility, a $17.5 million Tranche A Term Loan having an eighty-four month term, and a $7.5 million Tranche B Term Loan having a thirty-six month term. Total cumulative borrowings are subject to limitations based upon specified percentages of eligible receivables and eligible inventory, and the Company is required to maintain $3.0 million of excess credit availability at all times. The Congress Credit Facility is secured by all of the assets of the Company and places restrictions on the incurrence of additional indebtedness and on the payment of common stock dividends.

     As of December 29, 2001, the Company had $29.6 million of borrowings outstanding under the Congress Credit Facility, comprised of $13.5 million under the revolving loan facility, bearing an interest rate of 5.25%, and $10.5 million, bearing an interest rate of 5.50%, and $5.6 million, bearing an interest rate of 13.0%, of Tranche A Term Loans and Tranche B Term Loans, respectively. As of December 30, 2000, the Company had $38.1 million of borrowings outstanding under the Congress Credit Facility comprised of $15.7 million under the revolving loan facility, bearing an interest rate of 10.0%, and $14.9 million, bearing an interest rate of 10.25%, and $7.5 million, bearing an interest rate of 13.75%, of Tranche A Term Loans and Tranche B Term Loans, respectively.

     The revolving loan facility bears interest at prime plus .5% or Eurodollar plus 2.5%, the Tranche A Term Loans bear interest at prime plus .75% or Eurodollar plus 3.5%, and the Tranche B Term Loans bear interest at prime plus 4.25%, but in no event less than 13.0%.

     Under the Congress Credit Facility, the Company is required to maintain minimum net worth, working capital and EBITDA as defined throughout the terms of the agreement. In November 2001, the Company amended the Congress Credit Facility to waive a default that resulted from the calculation of the EBITDA covenant requirement and revised the definition of EBITDA to include the net income derived from the sale of the Kindig Lane Property and the assets of the Improvements business. As of December 29, 2001 the Company was in compliance with these covenants as amended. In addition, the amendment requires a reserve of $500,000 against the availability under the Congress Credit Facility's borrowings terms, and a fee of $500,000.

     In March 2002, the Company further amended the Congress Credit Facility to amend the definition of Consolidated Net Worth such that, effective July 1, 2002, to the extent that the goodwill or intangible assets of the Company and its subsidiaries are impaired under the provisions of Financial Accounting Standards No. 142, such write-off of assets would not be considered a reduction of total assets for the purpose of computing Consolidated Net Worth. The consolidated working capital, consolidated net worth and EBITDA covenants were also amended. In addition, the amendment required the payment of a fee of $100,000. Achievement of the Company's strategic business realignment program is critical to the maintenance of adequate liquidity, as is compliance with the terms and provisions of the Congress Credit Facility and the Company's ability to operate effectively during the 2002 fiscal year.

     7 1/2% Convertible Subordinated Debentures Due 2007 -- The Company is successor to The Horn & Hardart Company, the issuer of 7 1/2 % Convertible Subordinated Debentures which had been due March 7, 2007 (the "Securities"). In accordance with the optional redemption provisions of the Indenture and the Debentures, on September 28, 2001, the Company redeemed all of the outstanding principal balance of the Securities at $751,000, a price of 100% of the face value of the Securities, plus accrued and unpaid interest of an immaterial amount.

     General -- At December 29, 2001, the aggregate annual principal payments required on debt instruments are as follows (in thousands): 2002 -- $3,162; 2003 -- $6,554; 2004 -- $15,519; 2005 -- $1,992; and thereafter -- $2,483.

8.  SERIES A CUMULATIVE PARTICIPATING PREFERRED STOCK

     On August 24, 2000, the Company issued 1.4 million shares of preferred stock designated as Series A Cumulative Participating Preferred Stock (the "Series A Preferred Stock") to Richemont, the then holder of approximately 47.9% of the Company's Common Stock, for $70 million. The Series A Preferred Stock had a par value of $0.01 per share and a liquidation preference of $50.00 per share and was recorded net of issuance costs of $2.3 million. The issuance costs were accreted as a dividend over a five-year period ending on the mandatory redemption date. Dividends were cumulative and accrue at an annual rate of 15%, or $7.50 per share, and were payable quarterly either in cash or in-kind through the issuance of additional Series A Preferred Stock. Cash dividend payments were required for dividend payment dates occurring after February 1, 2004. As of September 30, 2001, the Company accrued dividends of $12,389,700, and reserved 247,794 additional shares of Series A Preferred Stock for the payment of such dividends. In-kind dividends and issuance cost accretion were charged against additional paid-in capital, with a corresponding increase in the carrying amount of the Series A Preferred Stock. Cash dividends were also reflected as a charge to additional paid-in capital, however, no adjustment to the carrying amount of the Series A Preferred Stock was made. The Series A Preferred Stock was generally non-voting, except if dividends had been in arrears and unpaid for four quarterly periods, whether or not consecutive. The holder of the Series A Preferred Stock was entitled to receive additional participating dividends in the event any dividends were declared or paid, or any other distribution was made, with respect to the Common Stock of the Company. The additional dividends would be equal to the applicable percentage of the amount of the dividends or distributions payable in respect of one share of Common Stock. In the event of a liquidation or dissolution of the Company, the holder of the

Series A Preferred Stock would be paid an amount equal to $50.00 per share of Series A Preferred Stock plus the amount of any accrued and unpaid dividends, before any payments to other shareholders.

     The Company could redeem the Series A Preferred Stock in whole at any time and the holder of the Series A Preferred Stock could elect to cause the Company to redeem all or any of such holder's Series A Preferred Stock under certain circumstances involving a change of control, asset disposition or equity sale. Mandatory redemption of the Series A Preferred Stock by the Company was required on August 23, 2005 (the "Final Redemption Date") at a redemption price of $50.00 per share of Series A Preferred Stock plus the amount of any accrued and unpaid dividends.

     On December 19, 2001, the Company consummated a transaction with Richemont (the "Richemont Transaction"). In the Richemont Transaction, the Company repurchased from Richemont all of the outstanding shares of the Series A Preferred Stock and 74,098,769 shares of the Common Stock of the Company held by Richemont in return for the issuance to Richemont of 1,622,111 shares of newly-created Series B Participating Preferred Stock (the "Series B Preferred Stock") and the reimbursement of expenses of $1 million to Richemont. Richemont agreed, as part of the transaction, to forego any claim it had to the accrued but unpaid dividends on the Series A Preferred Stock. The Richemont Transaction was made pursuant to an Agreement (the "Agreement"), dated as of December 19, 2001, between the Company and Richemont. The impact of the Richemont Transaction was to reflect the reduction of the Series A Preferred Stock for the then carrying amount of $82.4 million and the issuance of Series B Preferred Stock in the amount of $76.8 million which was equal to the aggregate liquidation preference of the Series B Preferred Stock on December 19, 2001. In addition, the par value of $49.4 million of the Common Stock repurchased by the Company and retired was reflected as a reduction of Common Stock, with an offsetting increase to additional paid-in capital. The Company recorded a net increase in shareholders' equity of $5.6 million as a result of the Richemont Transaction.

     The shares of the Series A Preferred Stock that were repurchased from Richemont represented all of the outstanding shares of such series. The Company has filed a certificate in Delaware eliminating the Series A Preferred Stock from its certificate of incorporation.

9.  SERIES B CUMULATIVE PARTICIPATING PREFERRED STOCK

     On December 19, 2001, as part of the Richemont Transaction, the Company issued to Richemont 1,622,111 shares of Series B Preferred Stock. The Series B Preferred Stock has a par value of $0.01 per share.

     The holders of the Series B Preferred Stock are entitled to ten votes per share on any matter on which the Common Stock votes. In addition, in the event that the Company defaults in its obligations under the Agreement, the Certificate of Designations of the Series B Preferred Stock or its agreements with Congress Financial, or in the event that the Company fails to redeem at least 811,056 shares of Series B Preferred Stock by August 31, 2003, then the holders of the Series B Preferred Stock, voting as a class, shall be entitled to elect two members to the Board of Directors of the Company.

     In the event of the liquidation, dissolution or winding up of the Company, the holders of the Series B Preferred Stock are entitled to a liquidation preference (the "Liquidation Preference") which was initially $47.36 per share and which increases quarterly, commencing March 1, 2002. As of March 1, 2002, the Liquidation Preference was $49.15 per share.

     As of June 1, 2002, September 1, 2002, and December 1, 2002, the Liquidation Preference will be $51.31, $53.89 and $56.95 per share, respectively. As of March 1, 2003, June 1, 2003, September 1, 2003 and December 1, 2003, the Liquidation Preference will be $60.54, $64.74, $69.64 and $72.25 per share, respectively. As of March 1, 2004, June 1, 2004, September 1, 2004 and December 1, 2004, the Liquidation Preference will be $74.96, $77.77, $80.69 and $83.72 per share, respectively. As of March 1, 2005 and June 1, 2005, the Liquidation Preference will be $86.85 and $90.11 per share, respectively. As a result, beginning November 30, 2003, the aggregate Liquidation Preference of the Series B Preferred Stock will be effectively equal to the aggregate liquidation preference of the Class A Preferred Stock that was repurchased (See Note 8). For each increase in liquidation preference amounts, the Company will reflect the change as an increase in the Series B Preferred Stock with a corresponding reduction in additional paid-in capital. Such accretion will be recorded as a reduction of net income available to common shareholders.

     Dividends on the Series B Preferred Stock are required to be paid whenever a dividend is declared on the Common Stock. The amount of any dividend on the Series B Preferred Stock shall be determined by multiplying (i) the amount obtained by dividing the amount of the dividend on the Common Stock by the then current fair market value of a share of Common Stock and (ii) the Liquidation Preference of the Series B Preferred Stock.

     The Series B Preferred Stock must be redeemed by the Company on August 23, 2005. The Company may redeem all or less than all of the then outstanding shares of Series B Preferred Stock at any time prior to that date. At the option of the holders thereof, the Company must redeem the Series B Preferred Stock upon a Change of Control or upon the consummation of an Asset Disposition or Equity Sale (all as defined in the Certificate of Designations of the Series B Preferred Stock). The redemption price for the Series B Preferred Stock upon a Change of Control or upon the consummation of an Asset Disposition or Equity Sale is the then applicable Liquidation Preference of the Series B Preferred Stock plus the amount of any declared but unpaid dividends on the Series B Preferred Stock. The Company's obligation to redeem the Series B Preferred Stock upon an Asset Disposition or an Equity Sale is subject to the satisfaction of certain conditions set forth in the Certificate of Designations.

     The Certificate of Designations of the Series B Preferred Stock provides that, for so long as Richemont is the holder of at least 25% of the then outstanding shares of Series B Preferred Stock, it shall be entitled to appoint a non-voting observer to attend all meetings of the Board of Directors and any committees thereof. To date Richemont has not appointed such an observer.

     Pursuant to the terms of the Certificate of Designations of the Series B Preferred Stock, the Company's obligation to pay dividends on or redeem the Series B Preferred Stock is subject to its compliance with its agreements with Congress.

10.  CAPITAL STOCK

     Richemont Transaction -- On December 19, 2001, as part of the Richemont Transaction, the Company repurchased from Richemont and retired 74,098,759 shares of the Common Stock of the Company held by Richemont. As part of the transaction, Richemont revoked the proxy that it then held to vote 4,289,000 shares of Common Stock which were owned by a third party.

     General -- At December 29, 2001 and December 30, 2000, there were 140,336,729 and 214,425,498 shares of Common Stock issued and outstanding, respectively. Additionally, an aggregate of 9,332,778 shares of Common Stock was reserved for issuance pursuant to the exercise of outstanding options at December 29, 2001.

     Treasury stock consisted of 2,100,929 and 729,167 shares of Common Stock at December 29, 2001 and December 30, 2000, respectively. In December 2001 and December 2000, the Company retained 1,530,000 and 80,000 shares, respectively, of outstanding Common Stock held in escrow on behalf of certain participants in the Company's Executive Equity Incentive Plan whose rights, under the terms of the plan, expired during 2001 and 2000.

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

12.  STOCK BASED COMPENSATION PLANS

     The Company has established several stock based compensation plans for the benefit of its officers and employees. As discussed in the Summary of Significant Accounting Policies (Note 1), the Company applies the fair-value based methodology of SFAS No. 123 and, accordingly, has recorded stock compensation expense of $1.8 million, $5.2 million and $2.9 million for fiscal 2001, 2000 and 1999, respectively. The effects of applying SFAS No. 123 for recognizing compensation costs are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996 and additional awards in the future are anticipated. The information below details each of the Company's stock compensation plans, including any changes during the years presented.

     1999 Stock Option Plan for Directors - During August 1999, the Board of Directors adopted the 1999 Stock Option Plan for Directors providing stock options to purchase shares of Common Stock of the Company to certain eligible directors who were neither employees of the Company nor non-resident aliens (the "Director's Plan"). The Director's Plan was ratified by the Company's shareholders at the 2000 Annual Meeting. The Company may issue stock options to purchase up to 700,000 shares of Common Stock to eligible directors at an exercise price equal to the fair market value as of the date of grant. An eligible director shall receive a stock option grant to purchase 50,000 shares of Common Stock as of the effective date of his/her initial appointment or election to the Board of Directors. Furthermore, on each Award Date, defined as August 4, 2000 or August 3, 2001, eligible directors were granted stock options to purchase an additional 10,000 shares of Common Stock. Stock options granted have terms of 10 years and shall vest and become exercisable over three (3) years from the date of grant; however, in the event of a change in control, options shall vest and become exercisable immediately. Payment for shares purchased upon exercise of options shall be in cash or stock of the Company.

     Options outstanding, granted and the weighted average exercise prices under the 1999 Stock Option Plan for Directors are as follows:

                      1999 STOCK OPTION PLAN FOR DIRECTORS

                                                          2001                     2000
                                                  ---------------------    ---------------------
                                                               WEIGHTED                 WEIGHTED
                                                               AVERAGE                  AVERAGE
                                                               EXERCISE                 EXERCISE
                                                   SHARES       PRICE       SHARES       PRICE
                                                  ---------    --------    ---------    --------
Options outstanding, beginning of period........    420,000     $2.13             --        --
     Granted....................................    110,000       .27        540,000     $2.15
     Exercised..................................    (10,000)      .20             --        --
     Forfeited..................................   (130,000)     1.98       (120,000)     2.25
                                                  ---------     -----      ---------     -----
Options outstanding, end of period..............    390,000     $1.70        420,000     $2.13
                                                  =========     =====      =========     =====
Options exercisable, end of period..............    273,332     $2.01        116,667     $2.35
                                                  =========     =====      =========     =====
Weighted average fair value of options
  granted.......................................  $     .20                $    1.07
                                                  =========                =========

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions for grants in fiscal 2001 and 2000 under the 1999 Stock Option Plan for Directors were as follows: risk free interest rate of 4.88% and 5.87%, expected volatility of 83.93% and 54.35%, expected life of 6 years, and no expected dividends. The following table summarizes information about stock options outstanding at December 29, 2001 under the 1999 Stock Option Plan for Directors:

                                               OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                      --------------------------------------    -----------------------
                                                      WEIGHTED
                                        NUMBER         AVERAGE      WEIGHTED      NUMBER       WEIGHTED
                                      OUTSTANDING     REMAINING     AVERAGE     EXERCISABLE    AVERAGE
                                          AT         CONTRACTUAL    EXERCISE        AT         EXERCISE
EXERCISE PRICES                        12/29/01         LIFE         PRICE       12/29/01       PRICE
---------------                       -----------    -----------    --------    -----------    --------
  $.20..............................     40,000          9.6         $ .20         20,000       $ .20
  $.36..............................     50,000          9.6         $ .36             --       $ .36
  $1.00.............................     50,000          8.6         $1.00         36,666       $1.00
  $2.35.............................    250,000          7.6         $2.35        216,667       $2.35
                                        -------          ---         -----        -------       -----
                                        390,000          8.2         $1.70        273,332       $2.01
                                        =======          ===         =====        =======       =====

     Other Director Options -- In February 1996, four directors were granted options to purchase 5,000 shares each at an exercise price of $1.44. Of the 20,000 total options granted, 10,000 options were exercised, 5,000 were canceled and the remaining 5,000 expired in February 2001, leaving no options outstanding and exercisable at December 29, 2001.

     1993 Executive Equity Incentive Plan -- In December 1992, the Board of Directors adopted the 1993 Executive Equity Incentive Plan (the "Incentive Plan"). The Incentive Plan was approved by the Company's shareholders at the 1993 Annual Meeting. The Incentive Plan encouraged executives to acquire and retain a significant ownership stake in the Company. Under the Incentive Plan, executives were given an opportunity to purchase shares of Common Stock with up to 80% of the purchase price financed with a six year full recourse Company loan, which bore interest at the mid-term applicable federal rate as determined by the Internal Revenue Service. The Incentive Plan participants purchased shares of Common Stock at prices ranging from $0.69 to $4.94, with the Company accepting notes bearing interest at rates ranging from 5.00% to 7.75%. For each share of stock an employee purchased, he/she received stock options to acquire two additional shares of Common Stock, up to a maximum of 250,000 shares in the aggregate. The stock options, which were granted by the Compensation Committee of the Board of Directors, vested after three years and expired after six years. On December 31, 1996, the Incentive Plan was terminated in accordance with its terms, and no additional Common Stock was purchased or stock options granted. Changes in options outstanding, expressed in numbers of shares, for the Incentive Plan are as follows:

                        EXECUTIVE EQUITY INCENTIVE PLAN

                                      2001                    2000                    1999
                               -------------------    --------------------    --------------------
                                          WEIGHTED                WEIGHTED                WEIGHTED
                                          AVERAGE                 AVERAGE                 AVERAGE
                                          EXERCISE                EXERCISE                EXERCISE
                               OPTIONS     PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                               -------    --------    --------    --------    --------    --------
Options outstanding,
  beginning of period........   80,000     $1.72       454,000     $1.13       614,000     $1.44
Exercised....................       --        --      (274,000)     1.00       (60,000)     2.67
Forfeited....................  (80,000)     1.72      (100,000)     1.00      (100,000)     2.11
                               -------     -----      --------     -----      --------     -----
Options outstanding, end of
  period.....................       --        --        80,000     $1.72       454,000     $1.13
                               =======     =====      ========     =====      ========     =====
Options exercisable, end of
  period.....................       --        --        80,000     $1.72       454,000     $1.13
                               =======     =====      ========     =====      ========     =====

     Changes to the notes receivable principal balances related to the Incentive Plan are as follows:

                                                              2001        2000         1999
                                                            --------    --------    ----------
Notes Receivable balance, beginning of period.............  $324,400    $655,500    $1,690,500
Payments..................................................        --      (9,600)     (262,000)
Forfeitures...............................................   (11,000)   (321,500)     (773,000)
                                                            --------    --------    ----------
Notes Receivable balance, end of period...................  $313,400    $324,400    $  655,500
                                                            ========    ========    ==========

     In December 1999, the rights of certain participants in the Incentive Plan expired. These participants had cumulative promissory notes of approximately $1.0 million payable to the Company, comprised of $0.8 million of principal and $0.2 million of interest, on the expiration date. Accordingly, collateral encompassing 20,000 shares, 80,000 shares, and 294,249 shares of the Company's Common Stock in fiscal years 2001, 2000, and 1999 respectively, held in escrow on behalf of each participant, was transferred to and retained by the Company in satisfaction of the aforementioned promissory notes, which were no longer required to be settled. The Company recorded these shares as treasury stock. Furthermore, these participants forfeited their initial 20% cash down payment, which was required for entry into the Incentive Plan.

     Management Stock Option Plans -- The Company approved for issuance to employees 20,000,000 shares of the Company's Common Stock pursuant to the Company's 2000 Management Stock Option Plan and 7,000,000 shares of the Company's Common Stock pursuant to the Company's 1996 Stock Option Plan. Under both plans, the option exercise price is equal to the fair market value as of the date of grant. However, for stock options granted to an employee owning more than 10% of the total combined voting power of all classes of Company stock, the exercise price is equal to 110% of the fair market value of the Company's Common Stock as of the grant date. Stock options granted to an individual employee under the 2000 Management Stock Option Plan may not exceed 1,000,000 shares of the Company's Common Stock. Stock options granted to an individual employee under the 1996 Stock Option Plan may not exceed 500,000 shares of the Company's Common Stock and may be performance-based. All options granted must be specifically identified as incentive stock options or non-qualified stock options, as defined in the Internal Revenue Code. Furthermore, the aggregate fair market value of Common Stock for which an employee is granted incentive stock options that first became exercisable during any given calendar year shall be limited to $100,000. To the extent such limitation is exceeded, the option shall be treated as a non-qualified stock option. Stock options may be granted for terms not to exceed 10 years and shall be exercisable in accordance with the terms and conditions specified in each option agreement. In the case of an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock, the options must become exercisable within 5 years. Payment for shares purchased upon exercise of options shall be in cash or stock of the Company.

     For the combined Management Stock Option Plans, options outstanding, granted and the weighted average exercise prices are as follows:

                                 2001                      2000                       1999
                        ----------------------    -----------------------    ----------------------
                                      WEIGHTED                   WEIGHTED                  WEIGHTED
                                      AVERAGE                    AVERAGE                   AVERAGE
                                      EXERCISE                   EXERCISE                  EXERCISE
                          SHARES       PRICE        SHARES        PRICE        SHARES       PRICE
                        ----------    --------    -----------    --------    ----------    --------
Options outstanding,
  beginning of
  period..............   9,240,947     $2.41        5,927,984     $1.99       5,301,400     $1.66
     Granted..........          --        --        5,459,000      2.71       2,010,000      2.53
     Exercised........          --        --         (414,537)     1.10        (693,821)     1.01
     Forfeited........  (5,298,169)     2.36       (1,731,500)     2.26        (689,595)     1.95
                        ----------     -----      -----------     -----      ----------     -----
Options outstanding,
  end of period.......   3,942,778     $2.47        9,240,947     $2.41       5,927,984     $1.99
                        ==========     =====      ===========     =====      ==========     =====
Options exercisable,
  end of period.......   2,386,362     $2.13        3,235,167     $1.82       2,620,344     $1.41
                        ==========     =====      ===========     =====      ==========     =====
Weighted average fair
  value of options
  granted.............          --                $      1.60                $     1.21
                        ==========                ===========                ==========

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. There were no grants issued during fiscal year 2001. The weighted average assumptions for grants in fiscal 2000 and 1999 are as follows: risk free interest rate of 5.60% and 5.83%, respectively, expected volatility of 56.85% and 53.81%, respectively, expected lives of 6 years for fiscal 2000 and 4 years for fiscal 1999, and no expected dividends. The following table summarizes information about stock options outstanding at December 29, 2001 under the Combined Management Stock Option Plans:

                                               OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                      --------------------------------------    -----------------------
                                                      WEIGHTED
                                        NUMBER         AVERAGE      WEIGHTED      NUMBER       WEIGHTED
                                      OUTSTANDING     REMAINING     AVERAGE     EXERCISABLE    AVERAGE
                                          AT         CONTRACTUAL    EXERCISE        AT         EXERCISE
RANGE OF EXERCISE PRICES               12/29/01         LIFE         PRICE       12/29/01       PRICE
------------------------              -----------    -----------    --------    -----------    --------
     $0.25 to $1.01.................     721,446         2.3         $0.93         691,446      $0.94
     $1.43 to $1.75.................     353,332         3.1         $1.48         327,082      $1.46
     $2.37 to $2.94.................     809,000         4.7         $2.49         563,917      $2.52
     $3.00 to $3.50.................   2,059,000         7.0         $3.17         803,917      $3.17
                                       ---------         ---         -----       ---------      -----
                                       3,942,778         5.3         $2.47       2,386,362      $2.13
                                       =========         ===         =====       =========      =====

     The Chief Executive Officer (the "CEO") Stock Option Plans -- The information below details each of the stock-based plans granted in 1996 for the benefit of Rakesh K. Kaul, the former Chief Executive Officer of the Company (the "CEO"). In each of the plans, the option price represents the average of the low and high fair market values of the Common Stock on August 23, 1996, the date of the closing of the 1996 Rights Offering

     On December 5, 2000, the CEO resigned, resulting in the right to exercise the remaining options for 12 months thereafter. No options were exercised by December 5, 2001, thus, as of December 29, 2001, there were no options outstanding or exercisable.

     The details of the plans are as follows:

     The CEO Tandem Plan -- Pursuant to the Company's Tandem Plan (the "Tandem Plan"), the right to purchase an aggregate of 1,000,000 shares of Common Stock and an option to purchase 2,000,000 shares of Common Stock was approved for issuance to the CEO. The option is subject to anti-dilution provisions and due to the Company's 1996 Rights Offering was adjusted to 1,510,000 shares of Common Stock and 3,020,000 options. Following the resignation of the CEO in December 2000, the CEO tendered to the Company 1,510,000 Tandem Plan shares of common stock and, to date, the Company has treated the tender of such shares as satisfying a promissory note of approximately $1.3 million. However, this matter is the subject of pending litigation between the CEO and the Company. The Company recorded these shares as treasury stock. There were no options outstanding and exercisable under the Tandem Plan at December 29, 2001.

     The CEO Performance Year Plan -- Pursuant to the Company's Performance Year Plan (the "Performance Plan"), an option to purchase an aggregate of 1,000,000 shares of Common Stock was approved for issuance to the CEO in 1996. The options are based upon performance as defined by the Compensation Committee of the Board of Directors. Should a performance target not be attained, the option is carried over to the succeeding year in conjunction with that year's option until the expiration date. The options expire 10 years from the date of grant and vest over four years. Payment for shares purchased upon the exercise of the options shall be in cash or stock of the Company. Due to the resignation of the CEO on December 5, 2000 and the absence of an exercise of the outstanding options for 12 months thereafter, the options were forfeited on December 5, 2001. No options were outstanding and exercisable under the Performance Plan at December 29, 2001.

     The CEO Closing Price Option Plan -- Pursuant to the Company's Closing Price Option Plan (the "Closing Price Plan"), an option to purchase an aggregate of 2,000,000 shares of Common Stock was approved for issuance to the CEO in 1996. The options expire 10 years from the date of grant and will become vested upon the Company's stock price reaching a specific target over a consecutive 91-calendar day period as defined by the Compensation Committee of the Board of Directors. In May 1998, the Compensation Committee of the Board of Directors reduced the target per share market price at which the Company's Common Stock had to trade in consideration of the dilutive effect of the increase in outstanding shares from the date of the grant. The performance period has a range of 6 years beginning August 23, 1996, the date of the closing of the 1996 Rights Offering. Due to the resignation of the CEO on December 5, 2000 and the absence of an exercise of the outstanding options for 12 months thereafter, the options were forfeited on December 5, 2001. No options were outstanding and exercisable under the Closing Price Plan at December 29, 2001.

     The CEO Six Year Stock Option Plan -- Pursuant to NAR's Six Year Stock Option Plan (the "Six Year Plan"), an option to purchase an aggregate of 250,000 shares of Common Stock was granted to the CEO by NAR Group Limited ("NAR") in 1996. The option is subject to anti-dilution provisions and due to the Company's 1996 Rights Offering was adjusted to 377,500 option shares. The options expire 6 years from the date of grant and vest after one year. Due to the resignation of the CEO on December 5, 2000 and the absence of an exercise of the outstanding options for 12 months thereafter, the options were forfeited on December 5, 2001. No options were outstanding and exercisable under the Six Year Plan at December 29, 2001.

     The CEO Seven Year Stock Option Plan -- Pursuant to NAR's Seven Year Stock Option Plan (the "Seven Year Plan"), an option to purchase an aggregate of 250,000 shares of Common Stock was granted to the CEO by NAR in 1996. The option is subject to anti-dilution provisions and due to the Company's 1996 Rights Offering was adjusted to 377,500 option shares. The options expire 7 years from the date of grant and vest after two years. Due to the resignation of the CEO on December 5, 2000 and the absence of an exercise of the outstanding options for 12 months thereafter, the options were forfeited on December 5, 2001. No options were outstanding and exercisable under the Seven Year Plan at December 29, 2001.

     The CEO Eight Year Stock Option Plan -- Pursuant to NAR's Eight Year Stock Option Plan (the "Eight Year Plan"), an option to purchase an aggregate of 250,000 shares of Common Stock was granted to the CEO by NAR in 1996. The option is subject to anti-dilution provisions and due to the Company's 1996 Rights Offering was adjusted to 377,500 option shares. The options expire 8 years from the date of grant and vest after three years. Due to the resignation of the CEO on December 5, 2000 and the absence of an exercise of the outstanding options for 12 months thereafter, the options were forfeited on December 5, 2001. No options were outstanding and exercisable under the Eight Year Plan at December 29, 2001.

     The CEO Nine Year Stock Option Plan -- Pursuant to NAR's Nine Year Stock Option Plan (the "Nine Year Plan"), an option to purchase an aggregate of 250,000 shares of common stock was granted to the CEO by NAR in 1996. The option was subject to anti-dilution provisions and due to the Company's 1996 Rights

Offering was adjusted to 377,500 option shares. The options expire 9 years from the date of grant and vest after four years. Due to the resignation of the CEO on December 5, 2000 and the absence of an exercise of the outstanding options for 12 months thereafter, the options were forfeited on December 5, 2001. No options were outstanding and exercisable under the Nine Year Plan at December 29, 2001.

     For the combined CEO Stock Option Plans, options outstanding, granted and the weighted average exercise prices are as follows:

                             CEO STOCK OPTION PLANS

                                2001                     2000                     1999
                       ----------------------    ---------------------    ---------------------
                                     WEIGHTED                 WEIGHTED                 WEIGHTED
                                     AVERAGE                  AVERAGE                  AVERAGE
                                     EXERCISE                 EXERCISE                 EXERCISE
                         SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                       ----------    --------    ---------    --------    ---------    --------
Options outstanding,
  beginning of
  period.............   7,530,000     $1.16      7,530,000     $1.16      7,530,000     $1.16
Forfeited............  (7,530,000)       --             --        --             --        --
                       ----------     -----      ---------     -----      ---------     -----
Options outstanding,
  end of period......          --        --      7,530,000     $1.16      7,530,000     $1.16
                       ==========     =====      =========     =====      =========     =====
Options exercisable,
  end of period......          --        --      7,040,000     $1.16      4,147,500     $1.16
                       ==========     =====      =========     =====      =========     =====

     The new Executive Employment Agreement entered into by the Company on March 6, 2000 provided Rakesh K. Kaul with the option to purchase 6% of the common stock of erizon, Inc. at the estimated fair market value on the date of the grant which option was to vest in equal parts over a four year period and to expire ten years from the date of grant. The Company recorded no compensation expense for the year ended December 29, 2001 and $.8 million during the year ended December 30, 2000 related to this option grant. The fair value of options at the date of grant was estimated to be $62,000 per share based on the following assumptions: risk-free interest rate of 6.0%, expected life of 4 years, expected volatility of 54.8% and no expected dividends.

     As described more fully in Note 17, the Company is currently involved in litigation with Rakesh K. Kaul, the Company's former President and Chief Executive Officer, regarding, among other issues, the amount of cash and benefits to which Mr. Kaul may have been entitled, if any, as a result of his resignation on December 5, 2000. Since the litigation is only in the discovery phase, it is not certain at this time what the impact of his resignation will have on all of the option plans described above.

OTHER STOCK AWARDS

     During 1997, the Company granted, and the Compensation Committee of the Board of Directors approved, non-qualified options to certain employees for the purchase of an aggregate of 1,000,000 shares of the Company's Common Stock. The options vested over three years and are due to expire in 2003. The options have an exercise price of $0.75 and a remaining contractual life of 1.2 years. The fair value of the options at the date of grant was estimated to be $0.52 based on the following weighted average assumptions: risk free interest rate of 6.48%, expected life of 4 years, expected volatility of 59.40% and no expected dividends. In June 2001, 809,000 options that had not been exercised were forfeited by certain employees. As of December 29, 2001, there were no options outstanding and exercisable.

     Meridian Options -- During December 2000, the Company granted, and the Company's Board of Directors approved, options ("2000 Meridian Options") for the purchase of an aggregate of 4,000,000 shares of Common Stock with an exercise price of $0.25 per share. These options have been allocated as follows: Thomas
C. Shull, 2,700,000 shares; Paul Jen, 500,000 shares; John F. Shull, 500,000 shares; Evan M. Dudik, 200,000 shares; and Peter Schweinfurth, 100,000 shares. In December 2001, a new Services Agreement (the "Current Services Agreement") was entered into by the Company by and among Meridian, Mr. Shull, and the Company. Under the Current Services Agreement, the 2000 Meridian Options granted terminate in the event that the Services Agreement is terminated (i) the tenth day after written notice by the Company to Meridian and Mr. Shull of material breach of the Services Agreement by Meridian or Mr. Shull or willful misconduct by Meridian or Mr. Shull, or (ii) upon the death or permanent disability of Mr. Shull. The 2000 Meridian Options vest and become exercisable in the event of the following terminations of the Services Agreement: (i) the tenth day after written notice by Meridian and Mr. Shull to the Company that the Company is in material breach of the Services Agreement; (ii) December 4, 2001 for all 2000 Meridian Options, except one-half of Mr. Shull's 2000 Meridian Options which vest and become exercisable on June 30, 2002; (iii) the first day after the acquisition of the Company (whether by merger or the acquisition of all of its outstanding capital stock) or the tenth day after the sale of 50% or more of the market value of the Company's assets; and (iv) on the day the Company terminates the engagement of Meridian and Mr. Shull when there has been no willful misconduct or material breach of the Agreement by either Meridian or Mr. Shull. When the 2000 Meridian Options vest and become exercisable upon a termination of the Services Agreement, they shall remain exercisable until their termination on the second anniversary of the termination of the Services Agreement (or their earlier exercise). In the event of a vesting resulting from a liquidation termination, such vesting shall take place sufficiently in advance of such termination to permit such optionee to take all steps reasonably necessary to exercise his options and to deal with the common shares purchased under the options so that those common shares may be treated in the same manner as the common shares of other shareholders. The fair value of the 2000 Meridian Options was estimated to be $0.07 cents per share at the date of grant based on the following assumptions: risk-free interest rate of 6.0%, expected life of 1.5 years, expected volatility of 54.0% and no expected dividends.

     Under the Current Services Agreement, the Company granted, and the Company's Board of Directors approved, options ("2001 Options") for the purchase of an additional 1,000,000 shares of Common Stock with an exercise price of $0.30. These options have been allocated as follows: Thomas C. Shull, 500,000 shares; Edward M. Lambert, 300,000 shares; Paul Jen, 100,000 shares; and John F. Shull, 100,000 shares. Under the Current Services Agreement, the 2001 Options granted terminate in the event that the Services Agreement is terminated (i) the tenth day after written notice by the Company to Meridian and Mr. Shull of material breach of the Services Agreement by Meridian or Mr. Shull or willful misconduct by Meridian or Mr. Shull, or (ii) upon the death or permanent disability of Mr. Shull. The 2001 Options vest and become exercisable in the event of the following terminations of the Services Agreement: (i) the tenth day after written notice by Meridian and Mr. Shull to the Company that the Company is in material breach of the Services Agreement; (ii) March 31, 2003; (iii) the first day after the acquisition of the Company (whether by merger or the acquisition of all of its outstanding capital stock) or the tenth day after the sale of 50% or more of the market value of the Company's assets; and (iv) on the day the Company terminates the engagement of Meridian and Mr. Shull when there has been no willful misconduct or material breach of the Current Services Agreement by either Meridian or Mr. Shull. When the 2001 Options vest and become exercisable upon a termination of the Services Agreement, they shall remain exercisable until their termination on the second anniversary of the termination of the Services Agreement (or their earlier exercise). In the event of a vesting resulting from a liquidation termination, such vesting shall take place sufficiently in advance of such termination to permit such optionee to take all steps reasonably necessary to exercise his options and to deal with the common shares purchased under the options so that those common shares may be treated in the same manner as the common shares of other shareholders. The fair value of the 2001 Options was estimated to be $0.16 cents per share at the date of grant based on the following assumptions: risk-free interest rate of 2.82%, expected life of 1.25 years, expected volatility of 129.73% and no expected dividends.

     The following table summarizes information about stock options outstanding and exercisable at December 29, 2001 under the Meridian Option Plans:

                                         OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                              ------------------------------------------      -------------------------
                                                WEIGHTED
                                NUMBER           AVERAGE        WEIGHTED        NUMBER         WEIGHTED
                              OUTSTANDING       REMAINING       AVERAGE       EXERCISABLE      AVERAGE
                                  AT           CONTRACTUAL      EXERCISE          AT           EXERCISE
RANGE OF EXERCISE PRICES       12/29/01           LIFE           PRICE         12/29/01         PRICE
------------------------      -----------      -----------      --------      -----------      --------
     $0.25..................   4,000,000          2.00           $0.25         2,650,000        $0.25
     $0.30..................   1,000,000          4.25           $0.30                --           --

13.  EMPLOYEE BENEFIT PLANS

     The Company maintains several defined contribution (401K) plans that collectively cover all employees of the Company and provide employees with the option of investing in the Company's stock. The Company matches a percentage of employee contributions to the plans up to $10,000. Matching contributions for all plans were $.6 million, $.8 million and $.7 million for fiscal 2001, 2000 and 1999, respectively.

14.  INCOME TAXES

     At December 29, 2001, the Company had net operating loss carry forwards ("NOL") totaling $348.6 million which expire as follows: 2003 -- $14.6 million, 2004 -- $14.3 million, 2005 -- $20.6 million, 2006 -- $46.9 million,
2007 -- $27.7 million, 2010 -- $24.6 million, 2011 -- $64.9 million,
2012 -- $30.0 million, 2018 -- $24.4 million, 2019 -- $19.5 million,
2020 -- $60.2 million and 2021 -- $0.9 million. The Company's available NOL for tax purposes consist of $74.1 million of NOL subject to a $4.0 million annual limitation under Section 382 of the Internal Revenue Code of 1986 and $274.5 million of NOL not subject to a limitation. The unused portion of the $4.0 million annual limitation for any year may be carried forward to succeeding years to increase the annual limitation for those succeeding years.

     SFAS No. 109, "Accounting for Income Taxes," requires that the future tax benefit of such NOL be recorded as an asset to the extent that management assesses the utilization of such NOL to be "more likely than not." Despite incurring an additional NOL of $0.9 million in 2001, management believes that the Company will be able to utilize up to $43.0 million of NOL based upon the Company's assessment of numerous factors, including its future operating plans.

     For the years ended December 29, 2001 and December 30, 2000, the Company maintained its deferred tax asset of $15.0 million (net of a valuation allowance of $121.6 million in 2001 and $123.9 million in 2000). Management believes that the $15.0 million net deferred tax asset still represents a reasonable estimate of the future utilization of the NOL and the reversal of timing items. Management will continue to routinely evaluate the likelihood of future profits and the necessity of future adjustments to the deferred tax asset valuation allowance.

     Realization of the future tax benefits is dependent on the Company's ability to generate taxable income within the carry forward period and the periods in which net temporary differences reverse. Future levels of operating income and taxable income are dependent upon general economic conditions, competitive pressures on sales and margins, postal and other delivery rates, and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of NOL and reversals of temporary differences.

     The Company's Federal income tax provision was zero for fiscal 2001, 2000 and 1999. The Company's provision for state income taxes was $0.1 million in 2001, $0.2 million in 2000 and $0.5 million in 1999.

     A reconciliation of the Company's net loss for financial statement purposes to taxable loss for the years ended December 29, 2001, December 30, 2000 and December 25, 1999 is as follows (in thousands):

                                                                      YEAR ENDING
                                                          -----------------------------------
                                                           2001          2000          1999
                                                          -------      --------      --------
(Loss) before income taxes..............................  $(5,725)     $(80,635)     $(15,784)
Differences between income before taxes for financial
  statement purposes and taxable income:
State income taxes......................................     (120)         (165)         (530)
Permanent differences...................................    2,176         7,484         1,313
Net change in temporary differences.....................    2,742        13,091        (4,516)
                                                          -------      --------      --------
Taxable (loss)..........................................  $  (927)     $(60,225)     $(19,517)
                                                          -------      --------      --------

     THE COMPONENTS OF THE NET DEFERRED TAX ASSET AT DECEMBER 29, 2001 ARE AS FOLLOWS (IN MILLIONS):

                                                                            NON-
                                                              CURRENT      CURRENT      TOTAL
                                                              -------      -------      ------
Federal tax NOL and business tax credit carry forwards......   $  --       $122.1       $122.1
Allowance for doubtful accounts.............................     0.7           --          0.7
Inventories.................................................     0.3           --          0.3
Prepaid catalog costs.......................................    (2.5)          --         (2.5)
Property and equipment......................................      --          6.3          6.3
Excess of net assets of acquired business...................      --         (1.3)        (1.3)
Mailing lists...............................................      --          1.3          1.3
Accrued liabilities.........................................     2.8           --          2.8
Customer prepayments and credits............................     1.3           --          1.3
Deferred gain on sale of Improvements catalog...............     0.9           --          0.9
Deferred credits............................................      --          0.5          0.5
Tax basis in net assets of discontinued operations in excess
  of financial statement amount.............................     4.1           --          4.1
Other.......................................................      --          0.1          0.1
                                                               -----       ------       ------
Deferred tax asset..........................................     7.6        129.0        136.6
Valuation allowance.........................................     4.3        117.3        121.6
                                                               -----       ------       ------
Deferred tax asset, net.....................................   $ 3.3       $ 11.7       $ 15.0
                                                               =====       ======       ======

     The Company has established a valuation allowance for a portion of the deferred tax asset due to the limitation on the utilization of the NOL and the Company's estimate of the future utilization of the NOL.

     The Internal Revenue Service ("IRS") has not examined the Company's tax returns for years subsequent to 1984. The IRS, upon examination of such returns, might challenge the availability of the NOL. The Company believes, however, that the IRS challenges that would limit the utilization of the NOL will not have a material adverse effect on the Company's financial position.

     Total tax expense for each of the three fiscal years presented differs from the amount computed by applying the Federal statutory tax rate due to the following:

                                                                 2001          2000          1999
                                                               PERCENT       PERCENT       PERCENT
                                                              OF PRE-TAX    OF PRE-TAX    OF PRE-TAX
                                                                 LOSS          LOSS          LOSS
                                                              ----------    ----------    ----------
Tax (benefit) at Federal statutory rate.....................    (35.0)%       (35.0)%       (35.0)%
State and local taxes.......................................      1.4           0.1           2.2
Net increase in (reversal of) temporary differences:
     Depreciation and amortization..........................      9.5           0.4          (3.2)
     Deferred compensation..................................    (13.2)          0.3           9.1
     Restructuring reserves.................................     38.6           7.1          (5.8)
     Customer allowance and return reserves.................     (5.7)          0.1           0.7
     Inventory..............................................    (12.6)          0.9          (7.2)
     Prepaid catalog costs..................................     25.0          (2.1)         (1.5)
     Allowance for doubtful accounts........................    (21.2)          0.7          (0.6)
     Gain (loss) on asset disposal..........................      4.2          (1.5)          1.7
     Insurance..............................................     (7.5)           --            --
     Other..................................................     (0.3)         (0.2)         (3.2)
Tax NOL for which no benefit could be recognized............      5.7          26.1          43.3
Permanent differences.......................................     13.3           3.2           2.9
                                                                -----         -----         -----
                                                                  2.2%          0.1%          3.4%
                                                                =====         =====         =====

15.  LEASES

     Certain leases to which the Company is a party provide for payment of real estate taxes and other expenses. Most leases are operating leases and include various renewal options with specified minimum rentals. Rental expense for operating leases related to continuing operations, net of sublease income, was as follows (in thousands):

                                                                        YEAR ENDING
                                                              -------------------------------
                                                               2001        2000        1999
                                                              -------     -------     -------
Minimum rentals.............................................  $11,040     $13,810     $10,168
Sublease income.............................................      (22)        (13)         --
                                                              -------     -------     -------
Net minimum rentals.........................................  $11,018     $13,797     $10,168
                                                              =======     =======     =======

     Future minimum lease payments under non-cancelable operating leases (net of sublease income) and capital leases relating to continuing operations that have initial or remaining terms in excess of one year, together with the present value of the net minimum lease payments as of December 29, 2001, are as follows (in thousands):

                                                        OPERATING      CAPITAL        TOTAL
YEAR ENDING                                              LEASES        LEASES        LEASES
-----------                                            -----------    ---------    -----------
  2002...............................................    $ 8,520        $106         $ 8,626
  2003...............................................      5,536           5           5,541
  2004...............................................      3,395           5           3,400
  2005...............................................      2,303          --           2,303
  2006...............................................      1,763          --           1,763
  Thereafter.........................................      5,282          --           5,282
                                                         -------        ----         -------
          Total minimum lease payments...............    $26,799        $116         $26,915
                                                         =======        ====         =======
  Less amount representing interest (a)..............                     (5)
                                                                        ----
  Present value of minimum lease payments (b)........                   $111
                                                                        ====

---------------
(a) Amount necessary to reduce net minimum lease payments to present value calculated at the Company's incremental borrowing rate at the inception of the leases.

(b) Reflected in the balance sheet as current and non-current capital lease obligations of $102 and $9 December 29, 2001 and $126 and $66 at December 30, 2000, respectively.

     The Company has established reserves for certain future minimum lease payments under noncancelable operating leases due to restructuring of business operations related to such leases. The future commitments under such leases, net of related sublease income under noncancelable subleases, are as follows (in thousands):

                                                         MINIMUM                          NET
                                                          LEASE         SUBLEASE         LEASE
YEAR ENDING                                            COMMITMENTS       INCOME       COMMITMENTS
-----------                                           -------------    ----------    -------------
  2002..............................................     $ 5,143        $(1,184)        $ 3,959
  2003..............................................       5,017         (1,056)          3,961
  2004..............................................       4,711           (808)          3,903
  2005..............................................       3,331           (517)          2,814
  2006..............................................       2,604           (293)          2,311
  Thereafter........................................       8,853           (379)          8,474
                                                         -------        -------         -------
          Total minimum lease payments..............     $29,659        $(4,237)        $25,422
                                                         =======        =======         =======

     For leases with escalating rentals, the Company records expense under the straight-line method, resulting in the accrual of a deferred rent liability. This liability will be offset in such future periods as actual lease payments exceed the straight-line rent expense. The deferred rent liability included in other non-current liabilities was as follows (in thousands):

                                                2001        2000        1999
                                               ------      ------      ------
Deferred rent..............................    $2,290      $2,340      $2,124

     Noncancelable future lease payments in excess of straight-line rent expense will result in the net reduction of the deferred rent liability as follows (in thousands):

                                                                REDUCTION IN
YEAR ENDING                                                     DEFERRED RENT
-----------                                                     -------------
  2002......................................................       $  118
  2003......................................................          182
  2004......................................................          408
  2005......................................................          380
  2006......................................................          282
  Thereafter................................................          920
                                                                   ------
          Total deferred rent...............................       $2,290
                                                                   ======

     The future minimum lease payments under non-cancelable leases that remain from the Company's discontinued restaurant operations as of December 29, 2001 are as follows:

                                                          MINIMUM
                                                           LEASE       SUBLEASE
YEAR ENDING                                               PAYMENTS      INCOME
-----------                                               --------     --------
  2002..................................................   $  509      $  (455)
  2003..................................................      431         (383)
  2004..................................................      380         (338)
  2005..................................................      285         (263)
  Thereafter............................................        0          (29)
                                                           ------      -------
          Total minimum lease payments..................   $1,605      $(1,468)
                                                           ======      =======

16.  CHANGES IN MANAGEMENT AND EMPLOYMENT AGREEMENTS

     Resignation of Rakesh K. Kaul. On December 5, 2000, Rakesh K. Kaul resigned as President and Chief Executive Officer of the Company, and resigned from the Board of Directors of the Company.

     Appointment of Thomas C. Shull; December 2000 Services Agreement. On December 5, 2000, Thomas C. Shull was named President and Chief Executive Officer and was elected to the Board of Directors of the Company. Effective on that date, Mr. Shull, Meridian Ventures, LLC, a limited liability company controlled by Mr. Shull ("Meridian"), and the Company entered into a Services Agreement (the "December 2000 Services Agreement"). The December 2000 Services Agreement was replaced by a subsequent services agreement, dated as of August 1, 2001, among Mr. Shull, Meridian and the Company, and a Services Agreement dated as of December 14, 2001 among Mr. Shull, Meridian, and the Company, as described below. Under the December 2000 Services Agreement, Meridian provided for the benefit of the Company the services of Mr. Shull and the services of two (or more, at Meridian's discretion) additional consultants. The term of the December 2000 Services Agreement, and the term for the services of Mr. Shull, began on December 5, 2000 and would have terminated on December 4, 2001 (the "December 2000 Agreement Term"), while the term for the services of the consultants would terminate on June 4, 2001.

     Under the December 2000 Services Agreement, Meridian was to receive from the Company $75,000 per month for the services of Mr. Shull and, during the first six months of the December 2000 Agreement Term, an additional $75,000 per month for the services of the consultants (collectively, the "December 2000 Base

Fees"). The Company also was required to pay Meridian $30,000 per month during the first six months of services and $15,000 per month during the remaining six months of services (collectively, the "December 2000 Flat Fees"). The Company also reimbursed Mr. Shull and the consultants for reasonable out-of-pocket expenses incurred on behalf of the Company.

     Pursuant to the December 2000 Services Agreement, the Company granted Mr. Shull and the consultants stock options (the "Meridian Options") for an aggregate four million (4,000,000) shares of the Company's Common Stock (See
Note 12).

     The December 2000 Services Agreement was replaced by the August 2001 Services Agreement, and a Services Agreement dated as of December 14, 2001 among Mr. Shull, Meridian, and the Company, as described below.

     Resignation of Certain Officers. During the quarter ended March 31, 2001, Richard B. Hoffman resigned as President and Chief Operating Officer of Hanover Brands, Inc., Ralph J. Bulle resigned as Senior Vice President, Human Resources of the Company, Curt B. Johnson resigned as Senior Vice President and General Counsel and Secretary of the Company and Michael G. Lutz resigned as Executive Vice President and Chief Operating Officer of the Company.

     Appointment of Certain Officers. On April 25, 2001, Brian C. Harriss, the Senior Vice President and Chief Financial Officer of the Company, was elevated to the positions of Executive Vice President and Chief Financial Officer of the Company; Michael D. Contino, the Senior Vice President and Chief Information Officer of the Company, was elevated to the positions of Executive Vice President and Chief Operating Officer of the Company; Charles F. Messina, the Senior Vice President, Human Resources of the Company, was elevated to the positions of Executive Vice President and Chief Administrative Officer and Secretary of the Company; Jeffrey Potts, the Senior Vice President, D-Commerce and New Ventures of the Company, was elevated to the position of President of Home Brands of the Company; and Charles Blue was elected to the position of Senior Vice President of Finance of the Company.

     Hanover Direct, Inc. Key Executive Eighteen-Month Compensation Continuation Plan. Effective April 27, 2001, the Company terminated the Hanover Direct, Inc. Key Executive Thirty-Six Month Compensation Continuation Plan and the Hanover Direct, Inc. Key Executive Twenty-Four Month Compensation Plan. Effective April 27, 2001, the Company established the Hanover Direct, Inc. Key Executive Eighteen Month Compensation Continuation Plan (the "Executive Plan") for its Chief Executive Officer, corporate executive vice presidents, corporate senior vice presidents, strategic unit presidents, and other employees selected by its Chief Executive Officer. The purpose of the Executive Plan is to attract and retain key management personnel by reducing uncertainty and providing greater personal security in the event of a Change of Control. For purposes of the Executive Plan, a "Change of Control" will occur: (i) when any person becomes, through an acquisition, the beneficial owner of shares of the Company having at least 50% of the total number of votes that may be cast for the election of directors of the Company (the "Voting Shares"); provided, however, that the following acquisitions shall not constitute a Change of Control: (a) if a person owns less than 50% of the voting power of the Company and that person's ownership increases above 50% solely by virtue of an acquisition of stock by the Company, then no Change of Control will have occurred, unless and until that person subsequently acquires one or more additional shares representing voting power of the Company; or (b) any acquisition by a person who as of the date of the establishment of the Executive Plan owned at least 33% of the Voting Shares;
(ii)(a) notwithstanding the foregoing, a Change of Control will occur when the shareholders of the Company approve any of the following (each, a "Transaction"): (I) any reorganization, merger, consolidation or other business combination of the Company; (II) any sale of 50% or more of the market value of the Company's assets (for this purpose, 50% is deemed to be $107.6 million; or (III) a complete liquidation or dissolution of the Company; (b) notwithstanding
(ii)(a), shareholder approval of either of the following types of Transactions will not give rise to a Change of Control: (I) a Transaction involving only the Company and one or more of its subsidiaries; or (II) a Transaction immediately following which the shareholders of the Company immediately prior to the Transaction continue to have a majority of the voting power in the resulting entity; (iii) when, within any 24 month period, persons who were directors of the Company (each, a "Director") immediately before the beginning of such period (the "Incumbent Directors") cease (for any reason other than death or disability) to constitute at least a majority of the Board of Directors or the board of directors of any successor to the Company (For purposes of (iii), any Director who was not a Director as of the effective date of the Executive Plan will be deemed to be an Incumbent Director if such Director was elected to the Board of Directors by, or on the recommendation of, or with the approval of, at least a majority of the members of the Board of Directors or the nominating committee who, at the time of the vote, qualified as Incumbent Directors either actually or by prior operation of
(iii), and any persons (and their successors from time to time) who are designated by a holder of 33% or more of the Voting Shares to stand for election and serve as Directors in lieu of other such designees serving as Directors on the effective date of the Executive Plan shall be considered Incumbent Directors. Notwithstanding the foregoing, any director elected to the Board of Directors to avoid or settle a threatened or actual proxy contest shall not, under any circumstances, be deemed to be an Incumbent Director); or (iv) when the Company sells, assigns or transfers more than 50% of its interest in, or the assets of, one or more of its subsidiaries (each, a "Sold Subsidiary" and, collectively, the "Sold Subsidiaries"); provided, however, that such a sale, assignment or transfer will constitute a Change of Control only for: (a) the Executive Plan participants who are employees of that Sold Subsidiary; and (b) the Executive Plan participants who are employees of a direct or indirect parent company of one or more Sold Subsidiaries, and then only if: (I) the gross assets of such parent company's Sold Subsidiaries constitute more than 50% of the gross assets of such parent company (calculated on a consolidated basis with the direct and indirect subsidiaries of such parent company and with reference to the most recent balance sheets of the Sold Subsidiaries and the parent company);
(II) the property, plant and equipment of such parent company's Sold Subsidiaries constitute more than 50% of the property, plant and equipment of such parent company (calculated on a consolidated basis with the direct and indirect subsidiaries of such parent company and with reference to the most recent balance sheets of the Sold Subsidiaries and the parent company); or (III) in the case of a publicly-traded parent company, the ratio (as of the date a binding agreement for the sale is entered) of (x) the capitalization (based on the sale price) of such parent company's Sold Subsidiaries, to (y) the market capitalization of such parent company, is greater than 0.50. (For purposes of (iv), a Transaction shall be deemed to involve the sale of more than 50% of a company's assets if: (a) the gross assets being sold constitute more than 50% of the gross assets of the Company as stated on the most recent balance sheet of the Company; (b) the property, plant and equipment being sold constitute more than 50% of the property, plant and equipment of the Company as stated on the most recent balance sheet of the Company; or (c) in the case of a publicly-traded company, the ratio (as of the date a binding agreement for the sale is entered) of (x) the capitalization (based on the sale price) of the division, subsidiary or business unit being sold, to (y) the market capitalization of the Company, is greater than 0.50. For purposes of this (iv), no Change of Control will be deemed to have occurred if, immediately following a sale, assignment or transfer by the Company of more than 50% of its interest in, or the assets of, a Sold Subsidiary, any shareholder of the Company owning 33% or more of the voting power of the Company immediately prior to such transactions, owns no less than the equivalent percentage of the voting power of the Sold Subsidiary.)

     Under the Executive Plan, an Executive Plan participant shall be entitled to Change of Control Benefits under the Executive Plan solely if there occurs a Change of Control and thereafter the Company terminates his/her employment other than For Cause (as defined in the Executive Plan) or the participant voluntarily terminates his/her employment with the Company For Good Reason (as defined in the Executive Plan), in either case, solely during the 2-year period immediately following the Change of Control. A participant will not be entitled to Change of Control Benefits under the Executive Plan if: (i) he/she voluntarily terminates his/her employment with the Company or has his/her employment with the Company terminated by the Company, in either case, prior to a Change of Control, (ii) he/she voluntarily terminates employment with the Company following a Change of Control but other than For Good Reason, (iii) he/she is terminated by the Company following a Change of Control For Cause, (iv) has his/her employment with the Company terminated solely on account of his/her death, (v) he/she voluntarily or involuntarily terminates his/her employment with the Company following a Change of Control as a result of his/her Disability (as defined in the Executive Plan), or (vi) his/her employment with the Company is terminated by the Company upon or following a Change of Control but where he/she receives an offer of comparable employment, regardless of whether the participant accepts the offer of comparable employment.

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

     Transaction Bonus Letters. During May 2001, each of Charles F. Messina, Thomas C. Shull, Jeffrey Potts, Brian C. Harriss and Michael D. Contino (each, a "Participant") entered into a letter agreement with the Company (a "Transaction Bonus Letter") under which the Participant would be paid a bonus on the occurrence of certain transactions involving the sale of certain of the Company's businesses. In addition, Mr. Shull is a party to a "Letter Agreement" with the Company, dated April 30, 2001, pursuant to which, following the termination of the December 2000 Services Agreement, in the event he is terminated without cause during any period of his continued employment as the Chief Executive Officer of the Company, he shall be paid one year of his annual base salary (the "Shull Termination Payment"). Effective June 1, 2001, the Company amended the Executive Plan to provide that, notwithstanding anything to the contrary contained in the Executive Plan, Section 10.2 of the Executive Plan shall not be effective with respect to the payment of (i) a Participant's "Transaction Bonuses," and/or (ii) the Shull Termination Payment. The payment of any such "Transaction Bonus" to any of the Participants, and/or the payment of the Shull Termination Payment, shall be paid in addition to, and not in lieu of, any Change of Control Benefit payable to any Participant or Mr. Shull pursuant to the terms of the Executive Plan. In conjunction with his resignation as Executive Vice President and Chief Financial Officer, Mr. Harris has released any claims which he may have against the Company under his Transaction Bonus Letter. The remaining Transaction Bonus Letters, other than the Transaction Bonus Letter with Mr. Potts, remain in effect.

     Letter Agreement with Mr. Shull and Meridian. On April 30, 2001, Mr. Shull, Meridian and the Company entered into a letter agreement (the "Letter Agreement") specifying Mr. Shull's rights under the Executive Plan, which is discussed above. Under the Letter Agreement, Mr. Shull and Meridian agreed that, so long as the Executive Plan is in effect and Mr. Shull is a Participant thereunder, Meridian and Mr. Shull will accept the Change in Control Benefits provided for in the Executive Plan in lieu of the compensation contemplated by the December 2000 Services Agreement between them (which benefits amounts will not be offset against the December 2000 flat fee provided for in the December 2000 Services Agreement and shall be payable at such times and in such amounts as provided in the Executive Plan rather than in a lump sum payable within five business days after the termination date of the December 2000 Services Agreement as contemplated by the December 2000 Services Agreement). For purposes of the change in control benefits under the Executive Plan and the Letter Agreement, Mr. Shull's annualized base salary is $600,000. In addition to the benefits provided by the December 2000 Services Agreement, Mr. Shull and those persons named in the December 2000 Services Agreement shall also be entitled to the optional cash out of stock options as provided in the Executive Plan. Under the Letter Agreement, Mr. Shull is also entitled to payment of one year annual base salary in the event he is terminated without cause during any period of his continued employment as the Chief Executive Officer of the Company following the termination of the December 2000 Services Agreement. The participation and benefits to which Mr. Shull is entitled under the Executive Plan shall also survive the termination of the December 2000 Services Agreement pursuant to the terms thereof in the event that Mr. Shull is still employed as the Chief Executive Officer of the Company and is a Participant under the Executive Plan. Should the Executive Plan no longer be in effect or Mr. Shull no longer be a Participant thereunder, Meridian and Mr. Shull shall continue to be entitled to the compensation contemplated by the December 2000 Services Agreement.

     Hanover Direct, Inc. Directors Change of Control Plan. Effective May 3, 2001, the Company's Board of Directors established the Hanover Direct, Inc. Directors Change of Control Plan (the "Directors Plan") for all Directors of the Company except for (i) any Director who is also an employee of the Company for purposes of the Federal Insurance Contributions Act; or (ii) any persons (and their successors from time to time) who are designated by a holder of thirty-three percent (33%) or more of the Voting Shares to stand for election and serve as a Director. For purposes of the Directors Plan, a "Change of Control" will occur upon the occurrence of any of the events specified in item (i), (ii) or (iii) of the definition of "Change in Control" under the Executive Plan, as discussed above.

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

     August 2001 Services Agreement. As of August 1, 2001, Mr. Shull, Meridian and the Company entered into a Services Agreement (the "August 2001 Services Agreement"), which replaced the December 2000 Services Agreement which was to expire in December 2001. The August 2001 Services Agreement was replaced by a subsequent services agreement, dated as of December 14, 2001, among Mr. Shull, Meridian and the Company, as described below. Under the August 2001 Services Agreement, Meridian provided for the benefit of the Company the services of Mr. Shull and the services of up to two additional consultants (the "Consultants"). The term of the August 2001 Services Agreement, and the term for the services of Mr. Shull and the Consultants, began on August 1, 2001 and would have terminated on June 30, 2002 (the "August 2001 Agreement Term").

     Under the August 2001 Services Agreement, Meridian was to receive from the Company $75,000 per month for the services of Mr. Shull and up to an additional $60,000 per month for the services of the Consultants (collectively, the "August 2001 Base Fees"). The Company also was required to pay Meridian up to $21,000 per month during the August 2001 Agreement Term (the "August 2001 Flat Fee"). The Company also reimbursed Mr. Shull and the Consultants for reasonable out-of-pocket expenses incurred on behalf of the Company.

     The August 2001 Services Agreement has been replaced by the December 2001 Services Agreement, as described below.

     Resignation of Mr. Potts. During the quarter ended September 30, 2001, Jeffrey Potts resigned as President of Home Brands of the Company.

     December 2001 Services Agreement. As of December 14, 2001, Mr. Shull, Meridian and the Company entered into a Services Agreement (the "December 2001 Services Agreement"), which replaced the August 2001 Services Agreement which was to expire in June 30, 2002. Under the December 2001 Services Agreement, Meridian will provide for the benefit of the Company the services of Mr. Shull. The term of the December 2001 Services Agreement, and the term for the services of Mr. Shull began on December 14, 2001 and will terminate on March 31, 2003 (the "December 2001 Agreement Term"). On or prior to February 1, 2003, the Company may extend the December 2001 Agreement Term on a day to day basis upon written notice to Mr. Shull, and thereafter, either Mr. Shull or the Company may terminate the December 2001 Services Agreement and the December 2001 Agreement Term with 60 days notice to the other.

     Under the December 2001 Services Agreement, Meridian is to receive from the Company $75,000 per month for the services of Mr. Shull (the "December 2001 Base Fee"). The Company also is required to pay Meridian $15,000 per month during the December 2001 Agreement Term (the "December 2001 Flat Fee"). The Company also reimburses Mr. Shull for reasonable out-of-pocket expenses incurred on behalf of the Company.

     Under the December 2001 Services Agreement, the Company shall make a lump sum cash payment of $450,000 to Meridian on June 30, 2002, provided the December 2001 Services Agreement is then in effect. This payment will be made by the end of 2002.

     Under the December 2001 Services Agreement, the Company guaranteed Mr. Shull a target bonus for the Company's 2001 fiscal year pursuant to the Company's 2001 Management Incentive Plan equal to $300,000, which was paid during the first quarter of 2002. In addition, Mr. Shull has earned a bonus for the Company's 2001 fiscal year pursuant to the Company's 2001 Management Incentive Plan equal to $600,000 (including the above-described target bonus). This payment will be made by the end of 2002. Mr. Shull shall receive the same bonus amount for fiscal 2002 under the Company's 2002 Management Incentive Plan as all other Class 8 participants (as defined in such Plan) receive under such Plan for such period, subject to all of the terms and conditions applicable generally to Class 8 participants thereunder.

     The Company also acknowledged in the December 2001 Services Agreement that it has extended the benefits of its Executive Plan, and its transaction bonus program, to Mr. Shull.

     Under the December 2001 Services Agreement, upon the closing of any transaction which constitutes a Change of Control (as defined in the December 2001 Services Agreement), provided that Mr. Shull is then employed by the Company, the Company shall make a lump sum cash payment to Meridian on the date of such closing of $900,000 pursuant to the Executive Plan, $300,000 pursuant to the Company's transaction bonus program and at least $300,000 in target bonus (plus any amount of maximum bonus) payable pursuant to the Company's 2001 Management Incentive Plan. Any such lump sum payment would be in lieu of (i) any cash payment under the December 2001 Services Agreement as a result of a termination of the December 2001 Services Agreement upon the first day after the acquisition of the Company (whether by merger or the acquisition of all of its outstanding capital stock) or the tenth day after the sale of 50% or more of the market value of the Company's assets (for this purpose under the December 2001 Services Agreement, such 50% amount shall be deemed to be $107.6 million), and
(ii) the aggregate amount of December 2001 Base Fees and December 2001 Flat Fees to which Meridian would have otherwise been entitled through the end of the December 2001 Agreement Term.

     Pursuant to the December 2001 Services Agreement, the Company has granted to Mr. Shull and the Consultants options for an aggregate of 1,000,000 shares of the Company's Common Stock with an exercise price equal to the closing price on December 14, 2001 (the "2001 Options") (See Note 12).

     Under the December 2001 Services Agreement, additional amounts are payable to Meridian by the Company under certain circumstances upon the termination of the December 2001 Services Agreement. If the termination is on account of the expiration of the December 2001 Agreement Term, Meridian shall be entitled to receive a lump sum payment equal to $450,000 in severance pay and at least $300,000 in target or maximum bonus pursuant to the Company's 2001 Management Incentive Plan or 2002 Management Incentive Plan, as applicable. If the termination is on account of the Company's material breach of the December 2001 Services Agreement or the Company's termination of the engagement of Meridian and Mr. Shull where there has been no Willful Misconduct (as defined in the December 2001 Services Agreement) or material breach thereof by either Mr. Shull or Meridian, Meridian shall be entitled to receive (i) a lump sum payment equal to the aggregate amount of December 2001 Base Fees and December 2001 Flat Fees to which it would have otherwise been entitled through the end of the December 2001 Agreement Term, plus (ii) $600,000 in severance pay and at least $300,000 in target or maximum bonus pursuant to the Company's 2001 or 2002 Management Incentive Plan, as applicable. If the termination is on account of the acquisition of the Company (whether by merger or the acquisition of all of its outstanding capital stock) or the sale of 50% or more of the market value of the Company's assets (for this purpose under the December 2001 Services Agreement, such 50% amount shall be deemed to be $107.6 million) and the amount realized in the transaction is less than $0.50 per common share (or the equivalent of $0.50 per common share), and if and only if the Company's Executive Plan shall not then be in effect, Meridian shall be entitled to receive a lump sum payment equal to the aggregate amount of December 2001 Base Fees and December 2001 Flat Fees to which it would have otherwise been entitled through the end of the December 2001 Agreement Term. If the termination is on account of the acquisition of the Company (whether by merger or the acquisition of all of its outstanding capital stock) or the sale of 50% or more of the market value of the Company's assets (for this purpose under the December 2001 Services Agreement, such 50% amount shall be deemed to be $107.6 million) and the amount realized in the transaction equals or exceeds $0.50 per common share (or the equivalent of $0.50 per common share), and if and only if the Company's Executive Plan shall not then be in effect, Meridian shall be entitled to receive a lump sum payment equal to the greater of the aggregate amount of December 2001 Base Fees and December 2001 Flat Fees to which it would have otherwise been entitled through the end of the December 2001 Agreement Term or $1,000,000. If the termination is on account of an acquisition or sale of the Company (whether by merger or the acquisition of all of its outstanding capital stock) or the sale of 50% or more of the market value of the Company's assets (for this purpose under the December 2001 Services Agreement, such 50% amount shall be deemed to be $107.6 million) and the

Company's Executive Plan shall then be in effect, Mr. Shull shall be entitled to receive his benefit under the Company's Executive Plan plus a lump sum cash payment on the date of closing of such sale or acquisition of $300,000 pursuant to the Company's transaction bonus program and at least $300,000 in target bonus (plus any amount of maximum bonus) payable pursuant to the Company's 2001 Management Incentive Plan or 2002 Management Incentive Plan, as applicable.

     Under the December 2001 Services Agreement, the Company is required to maintain directors' and officers' liability insurance during the December 2001 Agreement Term. The Company is also required to indemnify Meridian, Mr. Shull or any member, officer or employee of, or consultant, contractor or subcontractor to, Meridian who serves as a Consultant to the Company.

     The Transaction Bonus Letter between the Company and Mr. Shull remains valid and in effect, pursuant to which the Company shall pay Mr. Shull a lump sum transaction bonus equal to $300,000 on the date of closing of any transaction which constitutes a Change of Control (as defined in the Company's Executive Plan) provided that he is actively employed by the Company on the date the Change of Control occurs. Mr. Shull's voluntary termination or involuntary termination for cause shall cause such transaction bonus to become null and void.

     Appointment of Chairman. On January 10, 2002, the Board of Directors announced the appointment of Mr. Shull as Chairman of the Company's Board of Directors.

     Resignation of Brian C. Harriss and Appointment of Edward M.
Lambert. Effective January 28, 2002, Edward M. Lambert was appointed to succeed Brian C. Harriss as Executive Vice President and Chief Financial Officer of the Company and Mr. Harriss was appointed as Executive Advisor to the Chairman of the Company coincident with his resignation as Executive Vice President and Chief Financial Officer of the Company.

17.  RELATED PARTY TRANSACTIONS

     At December 29, 2001, Richemont Finance S.A. ("Richemont"), a Luxembourg company, owned approximately 20.8% of the Company's Common Stock outstanding through direct ownership.

     At December 29, 2001, current and former officers and executives of the Company owed the Company approximately $0.3 million, excluding accrued interest, under the 1993 Executive Equity Incentive Plan. These amounts due to the Company bear interest at rates ranging from 5.54% to 7.75% and are due or will be due during 2002.

     On December 19, 2001, the Company consummated a transaction with Richemont (the "Richemont Transaction"). In the Richemont Transaction, the Company repurchased from Richemont all of the outstanding shares of the Series A Preferred Stock and 74,098,769 shares of the Common Stock of the Company held by Richemont in return for the issuance to Richemont of 1,622,111 shares of newly-created Series B Participating Preferred Stock (the "Series B Preferred Stock") and the reimbursement of expenses of $1 million to Richemont. Richemont agreed, as part of the transaction, to forego any claim it had to the accrued but unpaid dividends on the Series A Preferred Stock. The Richemont Transaction was made pursuant to an Agreement (the "Agreement"), dated as of December 19, 2001, between the Company and Richemont. As part of the Richemont Transaction, the Company (i) released Richemont, the individuals appointed by Richemont to the Board of Directors of the Company and certain of their respective affiliates and representatives (collectively, the "Richemont Group") from any claims by or in the right of the Company against any member of the Richemont Group which arise out of Richemont's acts or omissions as a stockholder of or lender to the Company or the acts or omissions of any Richemont board designee in his capacity as such and (ii) entered into an Indemnification Agreement with Richemont pursuant to which the Company agreed to indemnify each member of the Richemont Group from any losses suffered as a result of any third party claim which is based upon Richemont's acts as a stockholder or lender of the Company or the acts or omissions of any Richemont board designee in his capacity as such.

     As of December 14, 2001, Mr. Shull, Meridian and the Company entered into the December 2001 Services Agreement which replaced the August 2001 Services Agreement. See Note 16.

     As of August 1, 2001, Mr. Shull, Meridian and the Company entered into the August 2001 Services Agreement which replaced the December 2000 Services Agreement. See Note 16.

     During May 2001, the Company entered into Transaction Bonus Letters with each of Mr. Shull, Mr. Messina, Mr. Potts, Mr. Harriss and Mr. Contino. See Note 16.

     On April 30, 2001, the Company and Mr. Shull entered into the Letter Agreement, relating to certain termination payments under the Executive Plan. See Note 16.

     As of December 2000, Mr. Shull, Meridian and the Company entered into the December 2000 Services Agreement. See Note 16.

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

18.  COMMITMENTS AND CONTINGENCIES

     A class action lawsuit was commenced on March 3, 2000 entitled Edwin L. Martin v. Hanover Direct, Inc. and John Does 1 through 10, bearing case no. CJ2000-177 in the State Court of Oklahoma (District Court in and for Sequoyah County). Plaintiff commenced the action on behalf of himself and a class of persons who have at any time purchased a product from the Company and paid for an "insurance charge". The complaint sets forth claims for breach of contract, unjust enrichment, recovery of money paid absent consideration, fraud and a claim under the New Jersey Consumer Fraud Act. The complaint alleges that the Company charges its customers for delivery insurance even though, among other things, the Company's common carriers already provide insurance and the insurance charge provides no benefit to the Company's customers. Plaintiff also seeks a declaratory judgment as to the validity of the delivery insurance. The damages sought are (i) an order directing the Company to return to plaintiff and class members the "unlawful revenue" derived from the insurance charges, (ii) declaring the rights of the parties, (iii) permanently enjoining the Company from imposing the insurance charge, (iv) awarding threefold damages of less than $75,000 per plaintiff and per class member, and (v) attorneys' fees and costs. The Company's motion to dismiss is pending and discovery has commenced. The plaintiff has deposed a number of individuals. On April 11, 2001, the Court held a hearing on plaintiff's class certification motion. Subsequent to the April 11, 2001 hearing on plaintiff's class certification motion, plaintiff filed a motion to amend the definition of the class. On July 23, 2001, plaintiff's class certification motion was granted, defining the class as "All persons in the United States who are customers of any catalog or catalog company owned by Hanover Direct, Inc. and who have at any time purchased a product from such company and paid money which was designated to be an 'insurance' charge." On August 21, 2001 the Company filed an appeal of the order with the Oklahoma Court of Appeals and subsequently moved to stay proceedings in the district court pending resolution of the appeal. In January 2002, the Company filed its brief in support of its appeal from the district court's class certification order. At a subsequent status hearing, and the parties agreed that issues pertaining to notice to the class would be stayed pending resolution of the appeal, that certain other issues would be subject to limited discovery, and that the issue of a stay for any remaining issues would be resolved if and when such issues arise. The Company believes it has defenses against the claims. However, it is too early to determine the outcome or range of potential settlement, which could have a material impact on the Company's results of operations when settled in a future period. Moreover, defense counsel to the Company will seek to have the resolution of the four class action cases (Martin, and the Teichman, Wilson and Argonaut cases which are discussed below) combined, or their effects lessened, in that there are common issues and a substantially similar class sought to be defined in the four cases.

     On June 28, 2001, Rakesh K. Kaul, the Company's former President and Chief Executive Officer, filed a five-count complaint (the "Complaint") in New York State Court against the Company, seeking damages and other relief arising out of his separation of employment from the Company, including severance payments of $2,531,352 plus the cost of employee benefits, attorneys' fees and costs incurred in connection with the enforcement of his rights under his employment agreement with the Company, payment of $298,650 for accrued and unused vacation, damages in the amount of $3,583,800, or, in the alternative, a declaratory judgment from the court that he is entitled to all change of control benefits under the "Hanover Direct, Inc. Thirty-Six Month Salary Continuation Plan", and damages in the amount of $1,396,066 or $850,000 due to the Company's purported breach of the terms of the "Long-Term Incentive Plan for Rakesh K. Kaul" by failing to pay him a "tandem bonus" he alleges was due and payable to him within the 30 days following his resignation. The Company removed the case to the U.S. District Court for the Southern District of New York on July 25, 2001. Mr. Kaul filed an Amended Complaint ("Amended Complaint") in the U.S. District Court for the Southern District of New York on September 18, 2001. The Amended Complaint repeats many of the claims made in the original Complaint and adds ERISA claims. On October 11, 2001, the Company filed its Answer, Defenses and Counterclaim to the Amended Complaint, denying liability under each and every of Mr. Kaul's causes of action, challenging all substantive assertions, raising several defenses and stating nine counterclaims against Mr. Kaul. The counterclaims include (1) breach of contract; (2) breach of the Non-Competition and Confidentiality Agreement with the Company; (3) breach of fiduciary duty; (4) unfair competition; and (5) unjust enrichment. The Company seeks damages, including without limitation, the $341,803 in severance pay and car allowance Mr. Kaul received following his resignation, $412,336 for amounts paid to Mr. Kaul for car allowance and related benefits, the cost of a long-term disability policy, and certain payments made to personal attorneys and consultants retained by Mr. Kaul during his employment, $43,847 for certain services the Company provided and certain expenses the Company incurred, relating to the renovation and leasing of office space occupied by Mr. Kaul's spouse at 115 River Road, Edgewater, New Jersey, the Company's current headquarters, $211,729 on a tax loan to Mr. Kaul outstanding since 1997 and interest, compensatory and punitive damages and attorney's fees. The case is pending and the parties are engaged in discovery.

     In January 2000 and May 2001, the Company provided its full cooperation in an investigation by the Federal Trade Commission ("FTC") into the marketing of discount buying clubs to see whether any of the entities investigated engaged in
(1) unfair or deceptive acts or practices in violation of Section 5 of the FTC Act and/or (2) deceptive or abusive telemarketing acts or practices in violation of the FTC's Telemarketing Sales Rule. It was subsequently revealed to the Company that the FTC was conducting an investigation into the activities of entities owned or controlled by Ira Smolev. On October 24, 2001, the FTC made final its "Stipulated Final Judgment And Order For Permanent Injunction And Monetary Settlement" against Ira Smolev and named defendant companies in the case of Federal Trade Commission v. Ira Smolev, et al. (USDC So.Dist. FL, Ft. Lauderdale Div.) (the "Order"). The named defendants included The Shopper's Edge, LLC (the Company's private label discount buying club which is owned by Mr. Smolev), FAR Services, LLC (the Smolev-owned contracting party to the Company's Marketing Agreement which was terminated in January 2001) and Consumer Data Depot, LLC (the Smolev-owned contracting party to the Company's Paymentech Processing Agreement). The Order will directly affect only those activities of the Company, which are "in active concert or participation with the named defendants [i.e., The Shopper's Edge,

LLC, FAR Services, LLC and Consumer Data Depot, LLC]." The most important implication of the Order was that the Company, as bookkeeper to the club for sustaining members of The Shopper's Edge, may not process payments from members of The Shopper's Edge club for membership renewals where the purported authorization of the membership occurred prior to the effective date of the Order, without first obtaining, within 60 days prior to the date on which the consumer is billed, an "express verifiable authorization" of such renewal that complies with the specifications of the Order. All choices specified for "express verifiable authorization" contained in the Order are effectively "positive opt-in," would have required some direct mail or technology expenditures and would have severely hurt response rates, which could have had a material impact on the Company's profits from discount buying club membership revenues. The last renewals of Shopper's Edge memberships were processed in October, 2001 by agreement between the Company and Ira Smolev, and the Company is therefore now unaffected by the Order.

     On August 15, 2001, the Company was served with a summons and four-count complaint filed in Superior Court for the City and County of San Francisco, California, entitled Teichman v. Hanover Direct, Inc., Hanover Brands, Inc., Hanover Direct Virginia, Inc., and Does 1-100. The complaint was filed by a California resident, seeking damages and other relief for herself and a class of all others similarly situated, arising out of the $0.50 insurance fee charged by catalogs and Internet sites operated by subsidiaries of the Company. Defendants, including the Company, filed motions to dismiss based on a lack of personal jurisdiction over them. The motion to dismiss has been re-set for hearing on April 4, 2002. In January, 2002, plaintiff sought leave to name six additional entities: International Male, Domestications Kitchen & Garden, Silhouettes, Hanover Company Store, Kitchen & Home, and Domestications as co-defendants. On March 12, 2002, the Company was served with the First Amended Complaint in which plaintiff named as defendants the Company, Hanover Brands, Hanover Direct Virginia, LWI Holdings, Hanover Company Store, Kitchen and Home, and Silhouettes, and in which all causes of action related to state sales tax have been removed. With the removal of sales tax issues, the Teichman case concerns issues identical to the Martin case and may make it easier to stay the Teichman case pending the outcome of the Martin case. The Company's response to the first amended complaint is due April 15, 2002. The Company believes it has defenses against the claims but intends to file a motion to stay the case. It is too early to determine the outcome or range of potential settlement, which could have a material impact on the Company's results of operations when settled in a future period. Moreover, defense counsel to the Company will seek to have the resolution of the four class action cases (Martin and the Teichman, and the Wilson and Argonaut cases which are discussed below) combined, or their effects lessened, in that there are common issues and a substantially similar class sought to be defined in the four cases.

     The Company was named as one of 88 defendants in a patent infringement complaint filed on November 23, 2001 by the Lemelson Medical, Education & Research Foundation, Limited Partnership (the "Lemelson Foundation"). The complaint, filed in the U.S. District Court in Arizona, was not served on the Company until March 2002. In the complaint, the Lemelson Foundation accuses the named defendants of infringing seven U.S. patents which allegedly cover "automatic identification" technology through the defendants' use of methods for scanning production markings such as bar codes. The Company received a letter dated November 27, 2001 from attorneys for the Lemelson Foundation notifying the Company of the complaint and offering a license. The Company has been invited to join a common interest/joint-defense group consisting of defendants named in the complaint as well as in other actions brought by the Lemelson Foundation. The Company is currently in the process of analyzing the merits of the issues raised by the complaint, notifying vendors of its receipt of the complaint and letter, evaluating the merits of joining the joint-defense group, and having discussions with attorneys for the Lemelson Foundation regarding the license offer. A preliminary estimate of the royalties and attorneys' fees which the Company may pay if it decides to accept the license offer from the Lemelson Foundation range from about $125,000 to $400,000. The Company has decided to gather further information, but will not agree to a settlement at this time.

     A class action lawsuit was commenced on February 13, 2002 entitled Jacq Wilson, suing on behalf of himself, all others similarly situated, and the general public v. Brawn of California, Inc. dba International Male and Undergear, and Does 1-100 ("Brawn") in the Superior Court of the State of California, City and County of San Francisco. Does 1-100 are internet and catalog direct marketers offering a selection of men's clothing, sundries, and shoes who advertise within California and nationwide. The complaint alleges that for at least four years, members of the class have been charged an unlawful, unfair, and fraudulent insurance fee and tax on orders sent to them by Brawn; that Brawn was engaged in untrue, deceptive and misleading advertising in that it was not lawfully required or permitted to collect insurance, tax and sales tax from customers in California; and that Brawn has engaged in acts of unfair competition under the State's Business and Professions Code. Plaintiff and the class seek (i) restitution and disgorgement of all monies wrongfully collected and earned by Brawn, including interest and other gains made on account of these practices, including reimbursement in the amount of the insurance, tax and sales tax collected unlawfully, together with interest, (ii) an order enjoining Brawn from charging customers insurance, and tax on its order forms and/or from charging tax on the delivery, shipping and insurance charges, (iii) an order directing Brawn to notify the California State Board of Equalization of the failure to pay the correct amount of tax to the State and to take appropriate steps to provide the State with the information needed for audit, and (iv) compensatory damages, attorney fees, pre-judgment interest, and costs of the suit. The claims of the individually named plaintiff and for each member of the class amount to less than $75,000. The Company's response is due by April 15, 2002. The Company believes it has defenses against the claims but intends to file a motion for summary judgment in the case. It is too early to determine the outcome or range of potential settlement, which could have a material impact on the Company's results of operations when settled in a future period. Moreover, defense counsel to the Company will seek to have the resolution of the four class action cases (Martin, Teichman and the Wilson, and the Argonaut case which is discussed below) combined, or their effects lessened, in that there are common issues and a substantially similar class sought to be defined in the four cases.

     A class action lawsuit was commenced on February 20, 2002 entitled Argonaut Consumer Rights Advocates Inc., suing on behalf of the General Public v. Gump's By Mail, Inc. ("Gump's"), and Does 1-100 in the Superior Court of the State of California, City and County of San Francisco. The plaintiff is a non-profit public benefit corporation suing under the California Business and Profession Code. Does 1-100 would include persons whose activities include the direct sale of tangible personal property to California consumers including the type of merchandise that Gump's -- the store and the catalog -- sell, by telephone, mail order, and sales through the web sites www.gumpsbymail.com and www.gumps.com. The complaint alleges that for at least four years, members of the class have been charged an unlawful, unfair, and fraudulent tax and "sales tax" on their orders in violation of California law and court decisions, including the state Revenue and Taxation Code, Civil Code, and the California Board of Equalization; that Gump's engages in unfair business practices; that Gump's engaged in untrue and misleading advertising in that it was not lawfully required to collect tax and sales tax from customers in California, is not lawfully required or permitted to add tax and sales tax on separately stated shipping or delivery charges to California consumers; and that it does not add the appropriate or applicable or specific correct tax or sales tax to its orders. Plaintiff and the class seek (i) restitution of all tax and sales tax charged by Gump's on each transaction and/or restitution of tax and sales tax charged on the shipping charges, (ii) an order enjoining Gump's from charging customers for tax on orders or from charging tax on the shipping charges; and (ii) attorney fees, pre-judgment interest on the sums refunded, and costs of the suit. A status conference has been set for July 26, 2002. The Company's response is due by April 15, 2002. The Company believes it has defenses against the claims but intends to file a motion for summary judgment in the case. It is too early to determine the outcome or range of potential settlement, which could have a material impact on the Company's results of operations when settled in a future period. Moreover, defense counsel to the Company will seek to have the resolution of the four class action cases combined, or their effects lessened, in that there are common issues and a substantially similar class sought to be defined in the four cases.

     In addition, the Company is involved in various routine lawsuits of a nature, which are deemed customary and incidental to its businesses. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Company's financial position or results of operations.

19.  AMERICAN STOCK EXCHANGE NOTIFICATION

     By letter dated May 2, 2001, the American Stock Exchange (the "AMEX") notified the Company that it was below certain of the AMEX's continued listing guidelines set forth in the AMEX Company Guide. The AMEX instituted a review of the Company's eligibility for continuing listing of the Company's Common Stock on the AMEX. On January 17, 2002, the Company received a letter dated January 9, 2002 from AMEX confirming that the AMEX determined to continue the Company's listing on AMEX pending quarterly reviews of the Company's compliance with the steps of its strategic business realignment program. This determination was made subject to the Company's favorable progress in satisfying the AMEX guidelines for continued listing and to AMEX's periodic review of the Company's Securities and Exchange Commission and other filings. The AMEX has requested certain additional financial information from the Company to be delivered on or before April 15, 2002, which the Company intends to provide prior to such date.

20.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                   FIRST       SECOND      THIRD       FOURTH
                                                  QUARTER     QUARTER     QUARTER     QUARTER
                                                  --------    --------    --------    --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2001
Net revenue.....................................  $144,294    $133,507    $117,431    $136,933
Earnings (loss) before interest and taxes.......    (5,806)     14,607      (5,325)     (2,672)
Net earnings (loss).............................    (7,642)     12,732      (6,806)     (4,129)
Preferred stock dividends.......................     2,880       2,984       3,092       1,789
Net earnings (loss) applicable to common
  shareholders..................................  $(10,522)   $  9,748    $ (9,898)   $ (5,918)
                                                  ========    ========    ========    ========
Net earnings (loss) per share - basic and
  diluted.......................................  $  (0.05)   $   0.05    $  (0.05)   $  (0.03)
                                                  ========    ========    ========    ========
2000
Net revenue.....................................  $130,150    $143,406    $140,381    $189,077
(Loss) before interest and taxes................   (10,359)    (11,347)    (12,402)    (36,444)
Net (loss)......................................   (13,448)    (13,686)    (14,799)    (38,867)
Preferred stock dividends.......................        87          --       1,146       2,782
Net (loss) applicable to common shareholders....  $(15,535)   $(13,686)   $(15,945)   $(41,649)
                                                  ========    ========    ========    ========
Net (loss) per share - basic and diluted........  $  (0.06)   $  (0.06)   $  (0.07)   $  (0.20)
                                                  ========    ========    ========    ========

     In December 2000, the Company recorded special charges (see Note 3) aggregating approximately $19.1 million related to the Company's strategic business realignment program.

     In 2001, an additional amount for special charges (see Note 3) relating to the Company's strategic business realignment program was recorded in the amount of $11.3 million. During the first six months of 2001, the Company recorded special charges during the first and second quarters of $1.1 million and $5.0 million, respectively. For the final six months of 2001, the Company recorded special charges of $5.2 million, all of which were recorded during the fourth quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                                                     SCHEDULE II

                              HANOVER DIRECT, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000
                             AND DECEMBER 25, 1999
                           (IN THOUSANDS OF DOLLARS)

                                                          COLUMN C
            COLUMN A                COLUMN B              ADDITIONS              COLUMN D      COLUMN E
---------------------------------  ----------    ---------------------------    ----------    ----------
                                   BALANCE AT    CHARGE TO      CHARGED TO                    BALANCE AT
                                   BEGINNING     COSTS AND    OTHER ACCOUNTS    DEDUCTIONS      END OF
DESCRIPTION                        OF PERIOD     EXPENSES       (DESCRIBE)      (DESCRIBE)      PERIOD
-----------                        ----------    ---------    --------------    ----------    ----------
2001:
Allowance for Doubtful Accounts
  Receivable, Current............   $  5,668      $    91                        $3,642(1)     $  2,117
Reserves for Discontinued
  Operations.....................        588          275                           126(2)          737
Restructuring Reserve............     13,022        8,023                         9,989(2)       11,056
Reserves for Sales Return........      3,371        2,692                         3,299(2)        2,764
Deferred Tax Asset Valuation
  Allowance......................    123,900                    $   (2,300)(4)                  121,600

2000:
Allowance for Doubtful Accounts
  Receivable, Current............      3,912        4,947                         3,191(1)        5,668
Reserves for Discontinued
  Operations.....................        849                                        261(2)          588
Restructuring Reserve............      2,299       11,895                         1,172(2)       13,022
Reserves for Sales Return........      4,680        6,101                         7,410(2)        3,371
Deferred Tax Asset Valuation
  Allowance......................     97,500                      26,400(4)                     123,900

1999:
Allowance for Doubtful Accounts
  Receivable, Current............      4,035        2,817                         2,940(1)        3,912
Reserves for Discontinued
  Operations.....................        982                                        133(2)          849
Restructuring Reserve............      3,286          607                         1,594(3)        2,299
Reserves for Sales Return........      4,778        9,915                        10,013(2)        4,680
Deferred Tax Asset Valuation
  Allowance......................     94,700                       2,800(4)                      97,500

---------------
(1) written-off

(2) Utilization of reserves

(3) Utilization of reserves ($1,131) and reversal of reserves ($463)

(4) Represents the change in the valuation allowance offset by the change in the gross tax asset.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of Directors:

     Directors hold office until the next annual meeting or until their successors have been elected or until their earlier death, resignation, retirement, disqualification or removal as provided in the Company's Certificate of Incorporation and Bylaws. The Board of Directors amended the Company's Bylaws, effective on the date of the 2001 Annual Meeting of Shareholders of the Company (May 31, 2001), to reduce the size of the Company's Board of Directors to six Directors. On January 10, 2002, the Board of Directors announced the reduction of the number of Directors of the Company from six to five. On January 10, 2002, the Board of Directors announced the appointment of Thomas C. Shull as Chairman of the Company's Board of Directors and the election of E. Pendleton James as a member of the Company's Board of Directors, each filling the vacancies created by the resignation of Eloy Michotte and Alan Grieve and each to serve until the Company's next Annual Shareholders Meeting.

                                                                                       DIRECTOR
NAME                    AGE                TITLE AND OTHER INFORMATION                   SINCE
----                    ---                ---------------------------                -----------
Thomas C. Shull         50     Thomas C. Shull has been Chairman of the Company's        2000
                               Board of Directors since January 10, 2002 and a
                               member of the Board of Directors of the Company and
                               President and Chief Executive Officer of the
                               Company since December 5, 2000. In 1990, Mr. Shull
                               co-founded Meridian Ventures, a venture management
                               and turnaround firm presently based in Connecticut
                               and has served as chief executive officer since its
                               inception. From 1997 to 1999, he served as
                               President and CEO of Barneys New York, a leading
                               luxury retailer, where he led them out of
                               bankruptcy. From 1992 to 1994, Mr. Shull was
                               Executive Vice President of the R.H. Macy Company,
                               Inc., where he was responsible for human resources,
                               information technology, business development,
                               strategic planning and merchandise distribution and
                               led the merger negotiations with Federated
                               Department Stores. Prior to that, he served as a
                               consultant with McKinsey & Company and in the early
                               1980's as a member of the National Security Council
                               Staff in the Reagan White House.
E. Pendleton James      72     E. Pendleton James has been a director of the             2002
                               Company since January 2002. Mr. James has over
                               thirty years experience in executive search and
                               recently merged his firm, Pendleton James
                               Associates, with Whitehead Mann. He currently
                               serves on the Board of the Citizens for Democracy
                               Corps and is a Trustee for the Center for the Study
                               of the Presidency. Mr. James served as an assistant
                               to Presidents Nixon and Reagan. He is a former
                               member of the Board of Directors of Comsat
                               Corporation, the Metropolitan Life Series Fund, the
                               White House Fellows Commission, the Ronald Reagan
                               Foundation and the USO World Board of Governors.

                                                                                       DIRECTOR
NAME                    AGE                TITLE AND OTHER INFORMATION                   SINCE
----                    ---                ---------------------------                -----------
J. David Hakman         60     J. David Hakman has been the President and Chief          1991
                               Executive Officer of Hakman Capital Corporation,
                               Burlingame, California, an investment and merchant
                               banking firm, since 1980. Mr. Hakman also serves as
                               a director of Concord Camera Corp., a firm which
                               manufactures and distributes cameras. Mr. Hakman
                               was originally appointed a director of the Company
                               in May 1989 pursuant to a nomination and standstill
                               agreement among the Company and Theodore H.
                               Kruttschnitt, Edmund Manwell, and himself
                               ("Nomination and Standstill Agreement") and was
                               elected a director of the Company in October 1991.
Kenneth J. Krushel      49     Kenneth J. Krushel has been the Executive Vice            1999
                               President of Strategic and Business Development of
                               Blackboard Inc., a provider of e-education software
                               and commerce and access systems, since December
                               2000. From October 1999 to December 2000, Mr.
                               Krushel was the Chairman and Chief Executive
                               Officer of College Enterprises, Inc. From 1996 to
                               1999, Mr. Krushel was the Senior Vice President of
                               Strategic Development for NBC Corp. and from 1994
                               to 1996 was Senior Vice President, Business
                               Development, for King World Productions. Formerly,
                               Mr. Krushel was President and Chief Operating
                               Officer of Think Entertainment and Vice-President
                               of Programming and Marketing for American
                               Cablesystems. Mr. Krushel was elected a director of
                               the Company in May 1999.
Basil P. Regan          61     Basil P. Regan has been the General Partner of            2001
                               Regan Partners, L.P., a limited partnership which
                               invests primarily in turnaround companies and
                               special situations, since December 1989. He has
                               been President of Regan Fund Management Ltd. since
                               October 1995, which manages Regan Partners, L.P.,
                               Regan Fund International, L.P. and Super Hedge
                               Fund, L.P. From 1986 to 1989, Mr. Regan was Vice
                               President and Director of Equity Research of
                               Reliance Group Holdings. Mr. Regan was elected a
                               director of the Company in August 2001.

     (b) Identification of Executive Officers:

     Pursuant to the Company's Bylaws, its officers are chosen annually by the Board of Directors and hold office until their respective successors are chosen and qualified. Effective January 28, 2002, Edward M. Lambert was appointed to succeed Brian C. Harriss as Executive Vice President and Chief Financial Officer of the Company and Mr. Harriss was appointed as Executive Advisor to the Chairman of the Company coincident with his resignation as Executive Vice President and Chief Financial Officer of the Company.

                                                                                      OFFICE HELD
NAME                    AGE                TITLE AND OTHER INFORMATION                   SINCE
----                    ---                ---------------------------                -----------
Thomas C. Shull         50     President and Chief Executive Officer and a member        2000
                               of the Board of Directors since December 5, 2000.
                               Chairman of the Board since January 10, 2002. In
                               1990, Mr. Shull co-founded Meridian Ventures, a
                               venture management and turnaround firm presently
                               based in Connecticut and has served as chief
                               executive officer since its inception. From 1997 to
                               1999, he served as President and Chief Executive
                               Officer of Barneys New York, a leading luxury
                               retailer, where he led them out of bankruptcy. From
                               1992 to 1994, Mr. Shull was Executive Vice
                               President of the R.H. Macy Company, Inc., where he
                               was responsible for human resources, information
                               technology, business development, strategic
                               planning and merchandise distribution and led the
                               merger negotiations with Federated Department
                               Stores. Prior to that, he served as a consultant
                               with McKinsey & Company and in the early 1980s as a
                               member of the National Security Council Staff in
                               the Reagan White House.
Edward M. Lambert       41     Executive Vice President and Chief Financial              2002
                               Officer since January 28, 2002. From July 2001
                               until January 28, 2002, Mr. Lambert served as an
                               advisor to the Company. In 1990, Mr. Lambert
                               co-founded Meridian Ventures, a venture management
                               and turnaround firm presently based in Connecticut
                               and served as a Managing Director until December
                               2000. From 1998 to 1999, he served as Chief
                               Financial Officer of Barneys New York, a leading
                               luxury retailer, and from 1993 to 1994, he served
                               as Executive Vice President of Tecstar, Inc., a
                               space systems manufacturer. Mr. Lambert is a
                               graduate of the California Institute of Technology
                               (Cal Tech) and holds a M.B.A. from the Harvard
                               Business School.
Michael D. Contino      41     Executive Vice President and Chief Operating              1996
                               Officer since April 25, 2001. Senior Vice President
                               and Chief Information Officer from December 1996 to
                               April 25, 2001 and President of Keystone Internet
                               Services, Inc. since November 2000. Mr. Contino
                               joined the Company in 1995 as Director of Computer
                               Operations and Telecommunications. Prior to 1995,
                               Mr. Contino was the Senior Manager of IS Operations
                               at New Hampton, Inc., a subsidiary of Spiegel, Inc.
Charles F. Messina      58     Executive Vice President, Chief Administrative            2000
                               Officer and Secretary since January 2001. Group
                               President since November 2001. From December 1999
                               until December 2000, Mr. Messina served as the Vice
                               President of Human Resources for Hanover Brands,
                               Inc. Mr. Messina joined the Company in August 1999.
                               Before joining the Company, Mr. Messina was the
                               Vice President for Specialty Retail, International
                               Sourcing and Human Resources with Meldisco, a
                               division of the Melville Corporation and, prior to
                               that, Mr. Messina served as the Vice President of
                               Human Resources for the Children's Place.
William C. Kingsford    55     Vice President and Corporate Controller since May         1997
                               1997. Prior to May 1997, Mr. Kingsford was Vice
                               President and Chief Internal Auditor at Melville
                               Corporation.

                                                                                      OFFICE HELD
NAME                    AGE                TITLE AND OTHER INFORMATION                   SINCE
----                    ---                ---------------------------                -----------
Frank J. Lengers        45     Vice President, Treasurer since October 2000. Mr.         2000
                               Lengers joined the Company in November 1988 as an
                               Internal Audit Manager. From 1990 to 1994, Mr.
                               Lengers served as Manager of Corporate Treasury
                               Operations. In 1994, he was promoted to Director of
                               Treasury Operations and in 1997 to Assistant
                               Treasurer, a position he held until October 2000.
                               Prior to joining the Company, Mr. Lengers held
                               various audit positions with R.H. Macy & Co. and
                               The Metropolitan Museum of Art.
Steven Lipner           53     Vice President -- Taxation since October 2000. Mr.        2000
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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

                                                                           PAGE
                                                                           NO.
                                                                           ----
         1.  Index to Financial Statements
             Report of Independent Public Accountants -- Hanover Direct,
             Inc. and
             Subsidiaries Financial Statements...........................   29
             Consolidated Balance Sheets as of December 29, 2001 and
             December 30, 2000...........................................   30
             Consolidated Statements of Income (Loss) for the years ended
             December 29, 2001, December 30, 2000 and December 25,
             1999........................................................   31
             Consolidated Statements of Cash Flows for the years ended
             December 29, 2001, December 30, 2000 and December 25,
             1999........................................................   32
             Consolidated Statements of Shareholders' Equity for the
             years ended December 29, 2001, December 30, 2000 and
             December 25, 1999...........................................   33
             Notes to Consolidated Financial Statements for the years
             ended December 29, 2001, December 30, 2000 and December 25,
             1999........................................................   34
             Supplementary Data:
             Selected quarterly financial information (unaudited) for the
             fiscal year ended December 29, 2001.........................   65
         2.  Index to Financial Statement Schedule
             Schedule II -- Valuation and Qualifying Accounts for the
             years ended December 29, 2001, December 30, 2000 and
             December 25, 1999...........................................   66
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

     (b) Reports on Form 8-K:

        1.1 Form 8-K, filed November 8, 2001 -- reporting pursuant to Item 5 of such Form scheduling information concerning its quarterly conference call with management to review the third quarter 2001 results.

        1.2 Form 8-K, filed November 16, 2001 -- reporting pursuant to Item 5 of such Form an unofficial transcript of its quarterly conference call with management to review the third quarter 2001 results.

        1.3 Form 8-K, filed December 6, 2001 -- reporting pursuant to Item 5 of such Form the new address of its executive offices.

        1.4 Form 8-K, filed December 14, 2001 -- reporting pursuant to Item 5 of such Form the execution of a Services Agreement, dated as of December 14, 2001, among Thomas C. Shull, Meridian Ventures, LLC and Hanover Direct, Inc., which replaced a previous Services Agreement dated as of August 1, 2001.

        1.5 Form 8-K, filed December 20, 2001 -- reporting pursuant to Items 1 and 5 of such Form a transaction with Richemont Finance S.A., pursuant to an Agreement dated as of December 19, 2001, between the Company and Richemont.

        1.6 Form 8-K, filed December 26, 2001 -- reporting pursuant to Item 5 of such Form an unofficial transcript of its conference call with management reviewing the transaction with Richemont, as described above.

        1.7 Form 8-K, filed January 10, 2002 -- reporting pursuant to Item 5 of such Form the appointment of Mr. Thomas C. Shull as Chairman of the Board of Directors of the Company, the election of Mr. E. Pendleton James as a member of the Board of Directors of the Company, the reduction of the number of Directors from six to five, and the time and place of the Company's 2002 Annual Shareholders Meeting.

        1.8 Form 8-K, filed January 17, 2002 -- reporting pursuant to Item 5 of such Form the appointment of Mr. Edward M. Lambert as Executive Vice President & Chief Financial Officer of the Company effective January 28, 2002.

        1.9 Form 8-K, filed January 17, 2002 -- reporting pursuant to Item 5 of such Form the Company's receipt of a letter dated January 9, 2002 from the American Stock Exchange.

        1.10 Form 8-K, filed January 28, 2002 -- reporting pursuant to Item 5 of such Form the appointment of Mr. Brian C. Harriss as Executive Advisor to the Chairman of the Company coincident with his resignation as Executive Vice President & Chief Financial Officer of the Company, effective January 28, 2002.

        1.10 Form 8-K, filed March 27, 2002 -- reporting pursuant to Item 5 of such Form scheduling information regarding its conference call with management to review the fiscal 2001 full year operating results.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 2002                     HANOVER DIRECT, INC.
                                          (Registrant)

                                          By:      /s/ THOMAS C. SHULL
                                            ------------------------------------
                                                      Thomas C. Shull,
                                                   Chairman of the Board,
                                               President and Chief Executive
                                            Officer (On behalf of the registrant
                                            and as principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated below.

Principal Officers:




                /s/ EDWARD M. LAMBERT
-----------------------------------------------------
                 Edward M. Lambert,
            Executive Vice President and
               Chief Financial Officer
            (principal financial officer)




              /s/ WILLIAM C. KINGSFORD
-----------------------------------------------------
                William C. Kingsford,
                 Vice President and
                Corporate Controller
           (principal accounting officer)

Board of Directors:




                 /s/ THOMAS C. SHULL
-----------------------------------------------------
                Thomas C. Shull, Director



                 /s/ J. DAVID HAKMAN
-----------------------------------------------------
                 J. David Hakman, Director



                 /s/ BASIL P. REGAN
-----------------------------------------------------
                  Basil P. Regan, Director



               /s/ E. PENDLETON JAMES
-----------------------------------------------------
                E. Pendleton James, Director



               /s/ KENNETH J. KRUSHEL
-----------------------------------------------------
                Kenneth J. Krushel, Director

Date:  March 27, 2002

                                 EXHIBIT INDEX

EXHIBIT NUMBER
 ITEM 601 OF                                                                               PAGE
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE    NO.
--------------  -----------------------------------------------------------------------    ----
     2.1        Asset Sale Agreement, dated as of August 19, 1999 between the Company,
                AHI and TAC and Euclid Logistics, Inc. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 25,
                1999.
     2.2        Letter agreement, dated December 21, 1999, between the Company and FAR
                Services, LLC. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 25, 1999.
     2.3        The Shopper's Edge, LLC Purchase Agreement, dated as of December 25,
                1999, between Hanover Brands, Inc. and Far Services, LLC. Incorporated
                by reference to the Company's Annual Report on Form 10-K for the year ended December 25, 1999.
     2.4        Asset Purchase Agreement, dated as of June 13, 2001, among the Company,
                LWI Holdings, Inc., HSN LP, HSN Improvements, LLC and HSN Catalog
                Services, Inc. Incorporated by reference to the Company's Current
                Report on Form 8-K filed August 9, 2001.
     2.5        Amendment No. 1, dated as of June 20, 2001, to the Asset Purchase
                Agreement, dated as of June 13, 2001, among the Company, LWI Holdings,
                Inc., HSN LP, HSN Improvements, LLC and HSN Catalog Services, Inc.
                Incorporated by reference to the Company's Current Report on Form 8-K filed August 9, 2001.
     2.6        Agreement, dated as of December 19, 2001, between the Company and
                Richemont. Incorporated by reference to the Company's Current Report on
                Form 8-K filed December 20, 2001.
     3.1        Restated Certificate of Incorporation. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 28,
                1996.
     3.2        Certificate of Correction filed to correct a certain error in the
                Restated Certificate of Incorporation. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 26,
                1998.
     3.3        Certificate of Amendment to Certificate of Incorporation dated May 28,
                1999. Incorporated by reference to the Company's Annual Report on Form
                10-K for the year ended December 25, 1999.
     3.4        Certificate of Correction Filed to Correct a Certain Error in the
                Restated Certificate of Incorporation dated August 26, 1999.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 25, 1999. Certificate of Designations,
                Powers, Preferences and Rights of Series A Cumulative Participating
                Preferred Stock. Incorporated by reference to the Company's Current
                Report on Form 8-K filed August 30, 2000.
     3.5        Certificate of Designations, Powers, Preferences and Rights of Series A
                Cumulative Participating Preferred Stock. Incorporated by reference to the Company's Current Report on Form 8-K filed August 30, 2000.
     3.6        Certificate of the Designations, Powers, Preferences and Rights of
                Series B Participating Preferred Stock. Incorporated by reference to the Company's Current Report on Form 8-K filed December 20, 2001.
     3.7        Certificate of Elimination of the Series A Cumulative Participating
                Preferred Stock. Incorporated by reference to the Company's Current
                Report on Form 8-K filed December 20, 2001.
     3.8        By-laws. Incorporated by reference to the Company's Quarterly Report on
                Form 10-Q for the quarterly period ended September 27, 1997.

EXHIBIT NUMBER
 ITEM 601 OF                                                                               PAGE
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE    NO.
--------------  -----------------------------------------------------------------------    ----
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

EXHIBIT NUMBER
 ITEM 601 OF                                                                               PAGE
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE    NO.
--------------  -----------------------------------------------------------------------    ----
     10.4       Registration Rights Agreement between the Company and Rakesh K. Kaul, dated as of August 23, 1996. Incorporated by reference to the Company's
                Annual Report on Form 10-K for the year ended December 28, 1996.
     10.5       Form of Indemnification Agreement among the Company* and each of the
                Company's directors and executive officers. Incorporated by reference to the Company's* Current Report on Form 8-K dated October 25, 1991.
     10.6       Letter Agreement dated May 5, 1989 among the Company*, Theodore H.
                Kruttschnitt, J. David Hakman and Edmund R. Manwell. Incorporated by
                reference to the Company's* Current Report on Form 8-K dated May 10,
                1989.
     10.7       Hanover Direct, Inc. Savings Plan as amended. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January
                1, 1994.
     10.8       Restricted Stock Award Plan. Incorporated by reference to the
                Company's* Registration Statement on Form S-8 filed on February 24,
                1993, Registration No. 33-58760.
     10.9       All Employee Equity Investment Plan. Incorporated by reference to the
                Company's* Registration Statement on Form S-8 filed on February 24,
                1993, Registration No. 33-58756.
    10.10       Executive Equity Incentive Plan, as amended. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
                28, 1996.
    10.11       Form of Supplemental Retirement Plan. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended January 1,
                1994.
    10.12       1996 Stock Option Plan, as amended. Incorporated by reference to the
                Company's 1997 Proxy Statement.
    10.13       1999 Stock Option Plan for Directors. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 25,
                1999.
    10.14       2000 Management Stock Option Plan. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 25,
                1999.
    10.15       2002 Stock Option Plan for Directors. FILED HEREWITH.                       82
    10.16       Hanover Direct, Inc. Key Executive Eighteen Month Compensation
                Continuation Plan. Incorporated by reference to the Company's Quarterly
                Report on Form 10-Q for the quarterly period ended March 31, 2001.
    10.17       Amendment No. 1 to the Hanover Direct, Inc. Key Executive Eighteen
                Month Compensation Continuation Plan, dated as of June 1, 2001.
                Incorporated by reference to the Company's Quarterly Report on Form
                10-Q for the quarterly period ended June 30, 2001.
    10.18       Hanover Direct, Inc. Key Executive Twelve Month Compensation
                Continuation Plan. Incorporated by reference to the Company's Quarterly
                Report on Form 10-Q for the quarterly period ended March 31, 2001.
    10.19       Hanover Direct, Inc. Key Executive Six Month Compensation Continuation
                Plan. Incorporated by reference to the Company's Quarterly Report on
                Form 10-Q for the quarterly period ended March 31, 2001.
    10.20       Hanover Direct, Inc. Directors Change of Control Plan. Incorporated by
                reference to the Company's Quarterly Report on Form 10-Q for the
                quarterly period ended March 31, 2001.

EXHIBIT NUMBER
 ITEM 601 OF                                                                               PAGE
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE    NO.
--------------  -----------------------------------------------------------------------    ----
    10.21       Loan and Security Agreement dated as of November 14, 1995 by and among
                Congress Financial Corporation ("Congress"), HDPA, Brawn, Gump's by
                Mail, Gump's, The Company Store, Inc. ("The Company Store") , Tweeds,
                Inc. ("Tweeds"), LWI Holdings, Inc. ("LWI"), Aegis Catalog Corporation
                ("Aegis"), Hanover Direct Virginia, Inc. ("HDVA") and Hanover Realty
                Inc. ("Hanover Realty"). Incorporated by reference to the Company's
                Annual Report on Form 10-K for the year ended December 30, 1995.
    10.22       First Amendment to Loan and Security Agreement dated as of February 22,
                1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.23       Second Amendment to Loan and Security Agreement dated as of April 16,
                1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.24       Third Amendment to Loan and Security Agreement dated as of May 24, 1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The Company
                Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC. Incorporated
                by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.25       Fourth Amendment to Loan and Security Agreement dated as of May 31,
                1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.26       Fifth Amendment to Loan and Security Agreement dated as of September
                11, 1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.27       Sixth Amendment to Loan and Security Agreement dated as of December 5,
                1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.28       Seventh Amendment to Loan and Security Agreement dated as of December
                18, 1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.29       Eighth Amendment to Loan and Security Agreement dated as of March 26,
                1997 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 26, 1998.
    10.30       Ninth Amendment to Loan and Security Agreement dated as of April 18,
                1997 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 26, 1998.

EXHIBIT NUMBER
 ITEM 601 OF                                                                               PAGE
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE    NO.
--------------  -----------------------------------------------------------------------    ----
    10.31       Tenth Amendment to Loan and Security Agreement dated as of October 31,
                1997 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 26, 1998.
    10.32       Eleventh Amendment to Loan and Security Agreement dated as of March 25,
                1998 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 26, 1998.
    10.33       Twelfth Amendment to Loan and Security Agreement dated as of September
                30, 1998 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 25, 1999.
    10.34       Thirteenth Amendment to Loan and Security Agreement dated as of
                September 30, 1998 by and among Congress, HDPA, Brawn, Gump's by Mail,
                Gump's, The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and
                TAC. Incorporated by reference to the Company's Annual Report on Form
                10-K for the year ended December 25, 1999.
    10.35       Fourteenth Amendment to Loan and Security Agreement dated as of
                February 28, 2000 by and among Congress, HDPA, Brawn, Gump's by Mail,
                Gump's, The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and
                TAC. Incorporated by reference to the Company's Annual Report on Form
                10-K for the year ended December 25, 1999.
    10.36       Fifteenth Amendment to Loan and Security Agreement dated as of March
                24, 2000 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                LWI, HDVA, Hanover Realty, The Company Store Factory, Inc., The Company
                Office, Inc., Keystone Internet Services, Inc., Tweeds, LLC,
                Silhouettes, LLC, Hanover Company Store, LLC and Domestications, LLC.
                Incorporated by reference to the Company's Quarterly Report on Form
                10-Q for the quarterly period ended March 25, 2000.
    10.37       Sixteenth Amendment to Loan and Security Agreement dated as of August
                8, 2000 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                LWI, HDVA, Hanover Realty, The Company Store Factory, Inc., The Company
                Office, Inc., Keystone Internet Services, Inc., Tweeds, LLC,
                Silhouettes, LLC, Hanover Company Store, LLC and Domestications, LLC.
                Incorporated by reference to the Company's Quarterly Report on Form
                10-Q for the quarterly period ended June 24, 2000.
    10.38       Seventeenth Amendment to Loan and Security Agreement dated as of
                January 5, 2001 by and among Congress, HDPA, Brawn, Gump's by Mail,
                Gump's, LWI, HDVA, Hanover Realty, The Company Store Factory, Inc., The
                Company Office, Inc., Keystone Internet Services, Inc., Tweeds, LLC,
                Silhouettes, LLC, Hanover Company Store, LLC and Domestications, LLC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 30, 2000.
    10.39       Eighteenth Amendment to Loan and Security Agreement, dated as of
                November 12, 2001, among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                LWI, HDVA, Hanover Realty, The Company Store Factory, Inc., The Company
                Office, Inc., Keystone Internet Services, Inc., Tweeds, LLC,
                Silhouettes, LLC, Hanover Company Store, LLC and Domestications, LLC.
                Incorporated by reference to the Company's Quarterly Report on Form
                10-Q for the quarterly period ended September 29, 2001.

EXHIBIT NUMBER
 ITEM 601 OF                                                                               PAGE
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE    NO.
--------------  -----------------------------------------------------------------------    ----
    10.40       Nineteenth Amendment to Loan and Security Agreement, dated as of
                December 18, 2001, by and among Congress, HDPA, Brawn, Gump's by Mail,
                Gump's, LWI, HDVA, Hanover Realty, The Company Store Factory, Inc., The
                Company Office, Inc., Keystone Internet Services, Inc., Tweeds, LLC,
                Silhouettes, LLC, Hanover Company Store, LLC and Domestications, LLC.
                Incorporated by reference to the Company's Current Report on Form 8-K filed December 20, 2001.
    10.41       Twentieth Amendment to Loan and Security Agreement, dated as of March       86
                5, 2002, by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                HDVA, Hanover Realty, The Company Store Factory, Inc., The Company
                Office, Inc., Keystone Internet Services, Inc., Silhouettes, LLC,
                Hanover Company Store, LLC and Domestications, LLC. FILED HEREWITH.
    10.42       Twenty-first Amendment to Loan and Security Agreement, dated as of         104
                March 21, 2002, among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                HDVA, Hanover Realty, The Company Store Factory, Inc., The Company
                Office, Inc., Keystone Internet Services, Inc., Silhouettes, LLC,
                Hanover Company Store, LLC and Domestications, LLC. FILED HEREWITH.
    10.43       Long-Term Incentive Plan for Rakesh K. Kaul. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
                28, 1996.
    10.44       Short-Term Incentive Plan for Rakesh K. Kaul. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
                28, 1996.
    10.45       Tandem Option Plan dated as of August 23, 1996 between the Company and
                Rakesh K. Kaul. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.46       Closing Price Option dated as of August 23, 1996 between the Company and Rakesh K. Kaul. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.47       Performance Price Option dated as of August 23, 1996 between the
                Company and Rakesh K. Kaul. Incorporated by reference to the Company's
                Annual Report on Form 10-K for the year ended December 28, 1996.
    10.48       Six-Year Stock Option dated as of August 23, 1996 between NAR and
                Rakesh K. Kaul. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.49       Seven-Year Stock Option dated as of August 23, 1996 between NAR and
                Rakesh K. Kaul. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.50       Eight-Year Stock Option dated as of August 23, 1996 between NAR and
                Rakesh K. Kaul. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.51       Nine-Year Stock Option dated as of August 23, 1996 between NAR and
                Rakesh K. Kaul. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.52       Stock Purchase Agreement, dated as of November 4, 1997, by and between the Company and SMALLCAP World Fund, Inc. ("SMALLCAP"). Incorporated by
                reference to the Company's Annual Report on Form 10-K for the year ended December 26, 1998.
    10.53       Registration Rights Agreement, dated as of November 4, 1997, by and between the Company and SMALLCAP. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 26,
                1998.

EXHIBIT NUMBER
 ITEM 601 OF                                                                               PAGE
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE    NO.
--------------  -----------------------------------------------------------------------    ----
    10.54       Account Purchase and Credit Card Marketing and Services Agreement,
                dated as of March 9, 1999, between the Company and Capital One
                Services, Inc. and Capital One Bank. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 25,
                1999.
    10.55       Addendum to Account Purchase and Credit Card Marketing and Services        119
                Agreement, dated as of July 7, 1999, between the Company and Capital
                One Services, Inc. and Capital One Bank. FILED HEREWITH.
    10.56       Employment Agreement dated as of March 6, 2000 between the Company and
                Rakesh K. Kaul. Incorporated by reference to the Company's Quarterly
                Report on Form 10-Q for the quarterly period ended March 25, 2000.
    10.57       Credit Agreement, dated as of March 24, 2000, by and among the Company,
                HDPA, Brawn, Gump's By Mail, Gump's, LWI, HDVA, Keystone Internet
                Services, Inc., Tweeds, LLC, Silhouettes, LLC, Hanover Company Store,
                LLC, Domestications, LLC and Richemont. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2000.
    10.58       Subordination Agreement dated as of March 24, 2000, between Congress and Richemont. Incorporated by reference to the Company's Quarterly
                Report on Form 10-Q for the quarterly period ended March 25, 2000.
    10.59       Letter Agreement, dated as of March 24, 2000, between Richemont and
                Congress. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2000.
    10.60       Amended and Restated Stock Option Agreement dated as of April 14, 2000 between the Company and Rakesh K. Kaul. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2000.
    10.61       Stock Option Agreement dated as of April 14, 2000 between erizon, Inc.
                and Rakesh K. Kaul. Incorporated by reference to the Company's
                Quarterly Report on Form 10-Q for the quarterly period ended March 25,
                2000.
    10.62       Hanover Direct, Inc. Key Executive Thirty-Six Month Compensation
                Continuation Plan. Incorporated by reference to the Company's Quarterly
                Report on Form 10-Q for the quarterly period ended March 25, 2000.
    10.63       Hanover Direct, Inc. Key Executive Twenty-Four Month Compensation
                Continuation Plan. Incorporated by reference to the Company's Quarterly
                Report on Form 10-Q for the quarterly period ended March 25, 2000.
    10.64       Intercompany Services Agreement by and between erizon, Inc. and Hanover
                Brands, Inc. Incorporated by reference to the Company's Quarterly
                Report on Form 10-Q for the quarterly period ended June 24, 2000.
    10.65       Amendment to Intercompany Services Agreement by and between Hanover
                Brands, Inc. and erizon, Inc. effective as of December 27, 2000.
                Incorporated by reference to the Company's Current Report on Form 8-K filed January 22, 2001.
    10.66       Commitment Letter dated August 7, 2000 between the Company and
                Richemont. Incorporated by reference to the Company's Current Report on
                Form 8-K filed August 10, 2000.
    10.67       Securities Purchase Agreement between the Company and Richemont dated as of August 23, 2000. Incorporated by reference to the Company's
                Current Report on Form 8-K filed August 30, 2000.
    10.68       Services Agreement dated as of December 5, 2000 among Meridian
                Ventures, LLC, Thomas C. Shull and the Company. Incorporated by
                reference to the Company's Annual Report on Form 10-K for the year ended December 30, 2000.