Form 10-Q
period 2002-03-30
HANOVER DIRECT INC
filed 2002-05-14
CIK 320333

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 30, 2002
                         Commission file number 1-12082



                              HANOVER DIRECT, INC.
             (Exact name of registrant as specified in its charter)


                  Delaware                                      13-0853260
          (State of incorporation)                     (IRS Employer Identification No.)


115 River Road, Building 10, Edgewater, New Jersey                07020
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

Common stock, par value $.66 2/3 per share: 138,215,800 shares outstanding as of May 10, 2002.

                            HANOVER DIRECT, INC.

                              TABLE OF CONTENTS


                                                                                            Page
                                                                                            ----
Part I - Financial Information

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets -
      March 30, 2002 and December 29, 2001 .............................................      2

     Condensed Consolidated Statements of Income (Loss) - 13-weeks ended March
      30, 2002 and March 31, 2001 ......................................................      4

     Condensed Consolidated Statements of Cash Flows - 13-weeks ended March 30,
      2002 and March 31, 2001 ..........................................................      5

     Notes to Condensed Consolidated Financial Statements ..............................      6

   Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition and
      Results of Operations ............................................................     14

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk .................     19

Part II - Other Information

   Item 1.  Legal Proceedings ..........................................................     20

   Item 5.  Other Information ..........................................................     23

   Item 6.  Exhibits and Reports on Form 8-K ...........................................     24


Signature ..............................................................................     25

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    HANOVER DIRECT, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands of dollars, except share amounts)
                                 (Unaudited)

                                                  March 30,     December 29,
                                                    2002           2001
                                                  ---------     ------------
                 ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                     $   1,024      $   1,121
    Accounts receivable, net                         14,302         19,456
    Inventories                                      55,764         59,223
    Prepaid catalog costs                            16,663         14,620
    Deferred tax asset, net                           3,300          3,300
    Other current assets                              3,480          3,000
                                                  ---------      ---------
      Total Current Assets                           94,533        100,720
                                                  ---------      ---------
PROPERTY AND EQUIPMENT, AT COST:
    Land                                              4,509          4,509
    Buildings and building improvements              18,205         18,205
    Leasehold improvements                           12,352         12,466
    Furniture, fixtures and equipment                59,373         59,287
                                                  ---------      ---------
                                                     94,439         94,467
    Accumulated depreciation and amortization       (61,622)       (60,235)
                                                  ---------      ---------
    Property and equipment, net                      32,817         34,232
                                                  ---------      ---------
    Goodwill, net                                     9,278          9,278
    Deferred tax asset, net                          11,700         11,700
    Other assets                                      1,387          1,731
                                                  ---------      ---------
      Total Assets                                $ 149,715      $ 157,661
                                                  =========      =========


          See notes to Condensed Consolidated Financial Statements.

                    HANOVER DIRECT, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
               (In thousands of dollars, except share amounts)
                                 (Unaudited)


                                                                          March 30,     December 29,
                                                                             2002           2001
                                                                          ---------     ------------
       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Current portion of long-term debt and capital lease obligations        $   3,101      $   3,162
   Accounts payable                                                          39,749         46,348
   Accrued liabilities                                                       20,900         25,132
   Customer prepayments and credits                                           6,427          5,143
                                                                          ---------      ---------
         Total Current Liabilities                                           70,177         79,785
                                                                          ---------      ---------
NON-CURRENT LIABILITIES:
   Long-term debt                                                            30,021         26,548
   Other                                                                      9,914         10,233
                                                                          ---------      ---------
         Total Non-current Liabilities                                       39,935         36,781
                                                                          ---------      ---------
         Total Liabilities                                                  110,112        116,566
                                                                          ---------      ---------
SERIES B PARTICIPATING PREFERRED STOCK, authorized,issued
      and outstanding 1,622,111 shares at March 30, 2002
      and December 29, 2001                                                  79,727         76,823
SHAREHOLDERS' EQUITY (DEFICIT):
   Common Stock, $.66 2/3 par value, 300,000,000 shares
     authorized; 140,336,729 shares issued at March 30,
     2002 and December 29, 2001                                              93,558         93,558
   Capital in excess of par value                                           348,971        351,558
   Accumulated deficit                                                     (479,307)      (477,497)
                                                                          ---------      ---------
                                                                            (36,778)       (32,381)
                                                                          ---------      ---------
Less:
   Treasury stock, at cost (2,120,929 shares at March 30,
      2002 and 2,100,929 shares at December 29, 2001)                        (2,996)        (2,942)
   Notes receivable from sale of Common Stock                                  (350)          (405)
                                                                          ---------      ---------
         Total Shareholders' Equity (Deficit)                               (40,124)       (35,728)
                                                                          ---------      ---------
         Total Liabilities and Shareholders' Equity (Deficit)             $ 149,715      $ 157,661
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


                                                                 For the 13-Weeks Ended
                                                                ------------------------
                                                                March 30,       March 31,
                                                                   2002           2001
                                                                ---------      ---------

NET REVENUES                                                    $ 109,511      $ 144,294
                                                                ---------      ---------
OPERATING COSTS AND EXPENSES:
   Cost of sales and operating expenses                            71,163         92,411
   Special charges                                                    233          1,056
   Selling expenses                                                24,620         39,378
   General and administrative expenses                             12,420         15,296
   Depreciation and amortization                                    1,502          1,959
                                                                ---------      ---------
                                                                  109,938        150,100
                                                                ---------      ---------
(LOSS) FROM OPERATIONS                                               (427)        (5,806)
                                                                ---------      ---------

(LOSS) BEFORE INTEREST AND TAXES                                     (427)        (5,806)
   Interest expense, net                                            1,353          1,806
                                                                ---------      ---------
   (Loss) before income taxes                                      (1,780)        (7,612)
   Income tax provision                                                30             30
                                                                ---------      ---------

NET (LOSS) AND COMPREHENSIVE (LOSS)                                (1,810)        (7,642)
   Preferred stock dividends and accretion                          2,904          2,880
                                                                ---------      ---------

NET (LOSS) APPLICABLE TO COMMON SHAREHOLDERS                    $  (4,714)     $ (10,522)
                                                                =========      =========

NET (LOSS) PER COMMON SHARE:
   Net (loss) per common share - basic and diluted              $    (.03)     $    (.05)
                                                                =========      =========
   Weighted average common shares outstanding - basic
     (thousands)                                                  138,225        212,468
                                                                =========      =========
   Weighted average common shares outstanding - diluted
     (thousands)                                                  138,225        212,468
                                                                =========      =========


          See notes to Condensed Consolidated Financial Statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)


                                                                For the 13-Weeks Ended
                                                                -----------------------
                                                                March 30,     March 31,
                                                                  2002          2001
                                                                --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                      $ (1,810)     $ (7,642)
Adjustments to reconcile net (loss) to net cash (used) by
operating activities:
   Depreciation and amortization, including deferred fees          1,847         2,115
   Provision for doubtful accounts                                    --             2
   Special charges                                                    --         1,056
   Compensation expense related to stock options                     317           831
Changes in assets and liabilities, net of sale of business:
   Accounts receivable                                             5,154         5,155
   Inventories                                                     3,459         2,331
   Prepaid catalog costs                                          (2,043)         (554)
   Accounts payable                                               (6,599)       (5,769)
   Accrued liabilities                                            (4,232)      (10,188)
   Customer prepayments and credits                                1,284            47
   Other non-current liabilities                                    (319)           --
   Other, net                                                       (479)          (44)
                                                                --------      --------
Net cash (used) in operating activities                           (3,421)      (12,660)
                                                                --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property and equipment                            (88)         (483)
                                                                --------      --------
Net cash (used in) investing activities                              (88)         (483)
                                                                --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under Congress revolving loan facility           4,239        16,592
   Net (payments) under Congress term loan facility                 (765)         (894)
   Net (payments) under capital lease obligations                    (62)           --
   Other, net                                                         --          (717)
                                                                --------      --------
Net cash provided by financing activities                          3,412        14,981
                                                                --------      --------
Net increase (decrease) in cash and cash equivalents                 (97)        1,838
Cash and cash equivalents at the beginning of the year             1,121         1,691
                                                                --------      --------
Cash and cash equivalents at the end of the period              $  1,024      $  3,529
                                                                ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
   Interest                                                     $    831      $  1,600
                                                                ========      ========
   Income taxes                                                 $     75      $     33
                                                                ========      ========
Non-cash investing and financing activities:
   Series B Participating Preferred Stock redemption price
   increase                                                     $  2,904      $     --
                                                                ========      ========
   Stock dividend and accretion of Series A Cumulative
   Participating Preferred Stock                                $     --      $  2,880
                                                                ========      ========


          See notes to Condensed Consolidated Financial Statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

      The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Reference should be made to the annual financial statements, including the footnotes thereto, included in the Hanover Direct, Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended December 29, 2001. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial condition, results of operations and cash flows of the Company and its consolidated subsidiaries for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform to the current year presentation. Pursuant to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the consolidated operations of Hanover Direct, Inc. are reported as one segment for the 13-weeks ended March 30, 2002.

2.  RETAINED EARNINGS RESTRICTIONS

      The Company is restricted from paying dividends at any time on its Common Stock or from acquiring its capital stock by certain debt covenants contained in agreements to which the Company is a party.

3.  NET EARNINGS (LOSS) PER SHARE

      Net earnings (loss) per share is computed using the weighted average number of common shares outstanding in accordance with the provisions of SFAS No. 128, "Earnings Per Share." The weighted average number of shares used in the calculation for both basic and diluted net (loss) per share for the 13-week period ended March 30, 2002 was 138,225,031. For the 13-week period ended March 31, 2001 the weighted average number of shares used in the calculation for both basic and diluted net (loss) per share was 212,468,419. Diluted earnings per share equals basic earnings per share as the dilutive calculation would have an anti-dilutive impact as a result of the net losses incurred during the 13-week periods ended March 30, 2002 and March 31, 2001. The number of potentially dilutive securities excluded from the calculation of diluted (loss) per share were 1,990,310 and 1,606,246 common share equivalents for the 13-week periods ended March 30, 2002 and March 31, 2001, respectively.

4.  COMMITMENTS AND CONTINGENCIES

      A class action lawsuit was commenced on March 3, 2000 entitled Edwin L. Martin v. Hanover Direct, Inc. and John Does 1 through 10, bearing case no. CJ2000-177 in the State Court of Oklahoma (District Court in and for Sequoyah County). Plaintiff commenced the action on behalf of himself and a class of persons who have at any time purchased a product from the Company and paid for an "insurance charge." The complaint sets forth claims for breach of contract, unjust enrichment, recovery of money paid absent consideration, fraud and a claim under the New Jersey Consumer Fraud Act. The complaint alleges that the Company charges its customers for delivery insurance even though, among other things, the Company's common carriers already provide insurance and the insurance charge provides no benefit to the Company's customers. Plaintiff also seeks a declaratory judgment as to the validity of the delivery insurance. The damages sought are (i) an order directing the Company to return to the plaintiff and class members the "unlawful revenue" derived from the insurance charges,
(ii) declaring the rights of the parties, (iii) permanently enjoining the Company from imposing the insurance charge, (iv) awarding threefold damages of less than $75,000 per plaintiff and per class member, and (v) attorney's fees and costs. The Company's motion to dismiss is pending and discovery has commenced. The plaintiff has deposed a number of individuals. On April 12, 2001, the Court held a hearing on plaintiff's class certification motion. Subsequent to the April 12, 2001 hearing on plaintiff's class certification motion, plaintiff filed a motion to amend the definition of the class. On July 23, 2001, plaintiff's class certification motion was granted, defining the class as "All persons in the United States who are customers of any catalog or catalog company owned by Hanover Direct, Inc. and who have at any time purchased a product from such company and paid money which was designated to be an `insurance' charge." On August 21, 2001 the Company filed an appeal of the order with the Oklahoma Court of Appeals and subsequently moved to stay proceedings in the district court pending resolution of the appeal. No schedule for briefing or hearing of the appeal has yet been set and the district court has not yet ruled on the motion to stay. In January 2002, the Company filed its brief in support of its appeal from the district court's class certification order. At a subsequent status hearing, the parties agreed that issues pertaining to notice to the class would be stayed pending resolution of the appeal, that certain other issues would be subject to limited discovery, and that the issue of a stay for any remaining issues would be resolved if and when such issues arise. The Company believes it has defenses against the claims. However, it is too early to determine the outcome or range of potential settlement, which could have a material impact on the Company's results of operations when settled in a future period. Moreover, defense counsel to the Company will seek to have the resolution of the five class action cases (Martin, Teichman, Wilson, and the two Argonaut cases which are discussed below) combined, or their effects lessened, in that there are common issues and a substantially similar class sought to be defined in the five cases.

      On August 15, 2001, the Company was served with a summons and four-count complaint filed in Superior Court for the City and County of San Francisco, California, entitled Teichman v. Hanover Direct, Inc., Hanover Brands, Inc., Hanover Direct Virginia, Inc., and Does 1-100. The complaint was filed by a California resident, seeking damages and other relief for herself and a class of all others similarly situated, arising out of the $0.50 insurance fee charged by catalogs and internet sites operated by subsidiaries of the Company. Defendants, including the Company, have filed motions to dismiss based on a lack of personal jurisdiction over them. The motion to dismiss was re-set for hearing on April 4, 2002. In January, 2002, plaintiff sought leave to name six additional entities:
International Male, Domestications Kitchen & Garden, Silhouettes, Hanover Company Store, Kitchen & Home, and Domestications as co-defendants. On March 12, 2002, the Company was served with the First Amended Complaint in which plaintiff named as defendants the Company, Hanover Brands, Hanover Direct Virginia, LWI Holdings, Hanover Company Store, Kitchen and Home, and Silhouettes, and in which all causes of action related to state sales tax have been removed. With the removal of sales tax issues, the Teichman case concerns issues identical to the Martin case and may make it easier to stay the Teichman case pending the outcome of the Martin case. On April 15, 2002, the Company filed a Motion to Stay the Teichman action in favor of the previously filed Martin action and also filed a Motion to quash service of summons for lack of personal jurisdiction on behalf of defendants Hanover Direct, Inc., Hanover Brands, Inc. and Hanover Direct Virginia, Inc. The Company believes it has defenses against the claims, however, it is too early to determine the outcome or range of potential settlement, which could have a material impact on the Company's results of operations when settled in a future period. Moreover, defense counsel to the Company will seek to have the resolution of the five class action cases (Martin, Teichman, Wilson, and the two Argonaut cases which are discussed below) combined, or their effects lessened, in that there are common issues and a substantially similar class sought to be defined in the five cases.

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

      The Company removed the case to the U.S. District Court for the Southern District of New York on July 25, 2001. Mr. Kaul filed an Amended Complaint ("Amended Complaint") in the U.S. District Court for the Southern District of New York on September 18, 2001. The Amended Complaint repeats many of the claims made in the original Complaint and adds ERISA claims. On October 11, 2001, the Company filed its Answer, Defenses and Counterclaim to the Amended Complaint, denying liability under each of Mr. Kaul's causes of action, raising several defenses and stating nine counterclaims against Mr. Kaul. The counterclaims include (1) breach of contract; (2) breach of the Non-Competition and Confidentiality Agreement with the Company; (3) breach of fiduciary duty; (4) unfair competition; and (5) unjust enrichment. The Company seeks damages, including without limitation, the $341,803 in severance pay and car allowance Mr. Kaul received following his resignation, $412,336 for amounts paid to Mr. Kaul for car allowance and related benefits, the cost of a long-term disability policy, and certain payments made to personal attorneys and consultants retained by Mr. Kaul during his employment, $43,847 for certain services the Company provided and certain expenses the Company incurred, relating to the renovation and leasing of office space occupied by Mr. Kaul's spouse at 115 River Road, Edgewater, New Jersey, the Company's current headquarters, $211,729 on a tax loan to Mr. Kaul outstanding since 1997 and interest, compensatory and punitive damages and attorney's fees. The case is pending and the parties are engaged in discovery. The deadline for completing discovery has been extended to May 17, 2002.

      In January 2000 and May 2001, the Company provided its full cooperation in an investigation by the Federal Trade Commission ("FTC") into the marketing of discount buying clubs to see whether any of the entities investigated engaged in
(1) unfair or deceptive acts or practices in violation of Section 5 of the FTC Act and/or (2) deceptive or abusive telemarketing acts or practices in violation of the FTC's Telemarketing Sales Rule. It was subsequently revealed to the Company that the FTC was conducting an investigation into the activities of entities owned or controlled by Ira Smolev. On October 24, 2001, the FTC made final its "Stipulated Final Judgment And Order For Permanent Injunction And Monetary Settlement" against Ira Smolev and named defendant companies in the case of Federal Trade Commission v. Ira Smolev, et al. (USDC So.Dist. FL, Ft. Lauderdale Div.) (the "Order"). The named defendants included The Shopper's Edge, LLC (the Company's private label discount buying club which is owned by Mr. Smolev), FAR Services, LLC (the Smolev-owned contracting party to the Company's Marketing Agreement which was terminated in January 2001) and Consumer Data Depot, LLC (the Smolev-owned contracting party to the Company's Paymentech Processing Agreement). The Order will directly affect only those activities of the Company, which are "in active concert or participation with the named defendants [i.e., The Shopper's Edge, LLC, FAR Services, LLC and Consumer Data Depot, LLC]." The most important implication of the Order was that the Company, as bookkeeper to the club for sustaining members of The Shopper's Edge, may not process payments from members of The Shopper's Edge club for membership renewals where the purported authorization of the membership occurred prior to the effective date of the Order, without first obtaining, within 60 days prior to the date on which the consumer is billed, an "express verifiable authorization" of such renewal that complies with the specifications of the Order. All choices specified for "express verifiable authorization" contained in the Order are effectively "positive opt-in," would have required some direct mail or technology expenditures and would have severely hurt response rates, which could have had a material impact on the Company's profits from discount buying club membership revenues. The last renewals of Shopper's Edge memberships were processed in October, 2001 by agreement between the Company and Ira Smolev. During April 2002, the Company received an inquiry from the FTC asking for an explanation of how the Company is complying with the Order and, if the Company is asserting that it is not subject to the Order, to provide an explanation of the basis for such assertion. The Company has replied in writing to the FTC that it is not subject to the Order, and has provided an explanation of its relationship with Mr. Smolev.

      The Company was named as one of 88 defendants in a patent infringement complaint filed on November 23, 2001 by the Lemelson Medical, Education & Research Foundation, Limited Partnership (the "Lemelson Foundation"). The complaint, filed in the U.S. District Court in Arizona, was not served on the Company until March 2002. In the complaint, the Lemelson Foundation accuses the named defendants of infringing seven U.S. patents which allegedly cover "automatic identification" technology through the defendants' use of methods for scanning production markings such as bar codes. The Company received a letter dated November 27, 2001 from attorneys for the Lemelson Foundation notifying the Company of the complaint and offering a license. The Court entered a stay of the case on March 20, 2002, requested by the Lemelson Foundation, pending the outcome of a related case in Nevada being fought by bar code manufacturers. The Nevada case is scheduled to go to trial in November 2002. The Order for the stay provides that the Company need not answer the complaint, although it has the option to do so. The Company has been invited to join a common interest/joint-defense group consisting of defendants named in the complaint as well as in other actions brought by the Lemelson Foundation. The Company is currently in the process of analyzing the merits of the issues raised by the complaint, notifying vendors of its receipt of the complaint and letter, evaluating the merits of joining the joint-defense group, and having discussions with attorneys for the Lemelson Foundation regarding the license offer. A preliminary estimate of the royalties and attorneys' fees which the Company may pay if it decides to accept the license offer from the Lemelson Foundation range from about $125,000 to $400,000. The Company has decided to gather further information, but will not agree to a settlement at this time.

      A class action lawsuit was commenced on February 13, 2002 entitled Jacq Wilson, suing on behalf of himself, all others similarly situated, and the general public v. Brawn of California, Inc. dba International Male and Undergear, and Does 1-100 ("Brawn") in the Superior Court of the State of California, City and County of San Francisco. Does 1-100 are internet and catalog direct marketers offering a selection of men's clothing, sundries, and shoes who advertise within California and nationwide. The complaint alleges that for at least four years, members of the class have been charged an unlawful, unfair, and fraudulent insurance fee and tax on orders sent to them by Brawn; that Brawn was engaged in untrue, deceptive and misleading advertising in that it was not lawfully required or permitted to collect insurance, tax and sales tax from customers in California; and that Brawn has engaged in acts of unfair competition under the State's Business and Professions Code. Plaintiff and the class seek (i) restitution and disgorgement of all monies wrongfully collected and earned by Brawn, including interest and other gains made on account of these practices, including reimbursement in the amount of the insurance, tax and sales tax collected unlawfully, together with interest, (ii) an order enjoining Brawn from charging customers insurance and tax on its order forms and/or from charging tax on the delivery, shipping and insurance charges, (iii) an order directing Brawn to notify the California State Board of Equalization of the failure to pay the correct amount of tax to the State and to take appropriate steps to provide the State with the information needed for audit, and (iv) compensatory damages, attorney fees, pre-judgment interest, and costs of the suit. The claims of the individually named plaintiff and for each member of the class amount to less than $75,000. On April 15, 2002, the Company filed a Motion to Stay the Wilson action in favor of the previously filed Martin action. The Company believes it has defenses against the claims but intends to file a motion for summary judgement in the case. However, it is too early to determine the outcome or range of potential settlement, which could have a material impact on the Company's results of operations when settled in a future period. Moreover, defense counsel to the Company will seek to have the resolution of the five class action cases (Martin, Teichman, Wilson, and the two Argonaut cases which are discussed below) combined, or their effects lessened, in that there are common issues and a substantially similar class sought to be defined in the five cases.

      A class action lawsuit was commenced on February 20, 2002 entitled Argonaut Consumer Rights Advocates Inc., suing on behalf of the General Public
v. Gump's By Mail, Inc. ("Gump's"), and Does 1-100 in the Superior Court of the State of California, City and County of San Francisco. The plaintiff is a non-profit public benefit corporation suing under the California Business and Profession Code. Does 1-100 would include persons whose activities include the direct sale of tangible personal property to California consumers including the type of merchandise that Gump's -- the store and the catalog -- sell, by telephone, mail order, and sales through the web sites www.gumpsbymail.com and www.gumps.com. The complaint alleges that for at least four years members of the class have been charged an unlawful, unfair, and fraudulent tax and "sales tax" on their orders in violation of California law and court decisions, including the state Revenue and Taxation Code, Civil Code, and the California Board of Equalization; that Gump's engages in unfair business practices; that Gump's engaged in untrue and misleading advertising in that it was not lawfully required to collect tax and sales tax from customers in California, is not lawfully required or permitted to add tax and sales tax on separately stated shipping or delivery charges to California consumers; and that it does not add the appropriate or applicable or specific correct tax or sales tax to its orders. Plaintiff and the class seek
(i) restitution of all tax and sales tax charged by Gump's on each transaction and/or restitution of tax and sales tax charged on the shipping charges; (ii) an order enjoining Gump's from charging customers for tax on orders or from charging tax on the shipping charges; and (iii) attorney's fees, pre-judgment interest on the sums refunded, and costs of the suit. A status conference has been set for July 26, 2002. On April 15, 2002, the Company filed an Answer and Separate Affirmative Defenses to the complaint, generally denying the allegations of the complaint and each and every cause of action alleged, and denying that plaintiff has been damaged or is entitled to any relief whatsoever. The Company believes it has defenses against the claims but intends to file a motion for summary judgement in the case. However, it is too early to determine the outcome or range of potential settlement, which could have a material impact on the Company's results of operations when settled in a future period. Moreover, defense counsel to the Company will seek to have the resolution of the five class action cases combined, or their effects lessened, in that there are common issues and a substantially similar class sought to be defined in the five cases.

      A class action lawsuit was commenced on March 5, 2002 entitled Argonaut Consumer Rights Advocates Inc., suing on behalf of the General Public v. Domestications LLC, and Does 1-100 ("Domestications"), in the Superior Court of the State of California, City and County of San Francisco. The plaintiff is a non-profit public benefit corporation suing under the California Business and Profession Code. Does 1-100 would include persons responsible for the conduct alleged in the complaint, including the direct sale of tangible personal property to California consumers including the type of merchandise that Domestications sells, by telephone, mail order, and sales through the web site as www.domestications.com. The plaintiff claims that for at least four years members of the class have been charged an unlawful, unfair, and fraudulent tax and sales tax for different rates and amounts on the catalog and internet orders on the total amount of goods, tax and sales tax on shipping charges, which are not subject to tax or sales tax under California law, in violation of California law and court decisions, including the state Revenue and Taxation Code, Civil Code, and the California Board of Equalization; that Domestications engages in unfair business practices; and that Domestications engaged in untrue and misleading advertising in that it was not lawfully required to collect tax and sales tax from customers in California. Plaintiff and the class seek (i) restitution of all sums, interest and other gains made on account of these practices; (ii) prejudgment interest on all sums wrongfully collected; (iii) an order enjoining Domestications from charging customers for tax on their orders and/or from charging tax on the shipping charges; and (iv) attorney's fees and costs of the suit. The Company's response is due by May 8, 2002. A status conference has been set for August 2, 2002. The Company believes it has defenses against the claims but intends to file a motion for summary judgment in the case. However, it is too early to determine the outcome or range of potential settlement, which could have a material impact on the Company's results of operations when settled in a future period. Moreover, defense counsel to the Company will seek to have the resolution of the five class action cases combined, or their effects lessened, in that there are common issues and a substantially similar class sought to be defined in the five cases.

      In addition, the Company is involved in various routine lawsuits of a nature which are deemed customary and incidental to its businesses. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Company's financial position or results of operations.

5.  SPECIAL CHARGES

      In December 2000, the Company began a strategic business realignment program which resulted in the recording of special charges for severance, facility exit costs and fixed asset write-offs. Special charges recorded in fiscal years 2000 and 2001 relating to the strategic business realignment program were $19.1 million and $11.3 million, respectively. The actions related to the strategic business realignment program were taken in an effort to direct the Company's resources primarily towards a loss reduction and return to profitability.

      In the first quarter of 2002, special charges relating to the strategic business realignment program was recorded in the amount of $0.2 million. These charges consisted primarily of severance costs related to the elimination of an additional 10 FTE positions and costs associated with the Company's decision to close a product manufacturing facility located in San Diego, California.

      As of the end of the first quarter of 2002, a liability is included on the Company's balance sheet related to future costs in connection with the Company's strategic business realignment program consisting of:

      Severance - The cost of employee severance includes termination benefits for line and supervisory personnel in fulfillment, telemarketing, MIS, merchandising, and various levels of corporate and catalog management. Approximately $1.4 million of these costs are recorded in accrued liabilities in the accompanying Condensed Consolidated Balance Sheet at March 30, 2002. Severance payments during the first quarter of 2002 amounted to approximately $1.3 million.

      Facility Exit Costs and Fixed Asset Write-downs - These costs are primarily related to the Company's decision to close its fulfillment center in Maumelle, Arkansas, exit office space located in Weehawken, New Jersey and close several of its retail outlets. Furthermore, costs associated with closing the Always in Style business and terminating the Company's marketing agreement with Compagnie de la Chine are included in the amount written off. Approximately $4.2 million of these costs are included in accrued liabilities at March 30, 2002, and an additional $3.3 million is included in other non-current liabilities, as they will not be paid until 2003 or later. Facility exit and fixed asset charges against the accruals during the first quarter of 2002 were $1.1 million. In October 2001, the Company determined it was more cost effective to relocate certain of its operating and administrative functions from the first floor of its facility in Weehawken, New Jersey to previously closed space in Edgewater, New Jersey and to sublet the space vacated in Weehawken, New Jersey. Currently, the Company does not anticipate the revised office facility utilization plan will impact restructuring charges already incurred and reported.

      The Company has entered into an agreement with the landlord and the sublandlord to terminate its sublease of the Company's closed 497,200 square foot warehouse and telemarketing facility located in Maumelle, Arkansas. The agreement provides for the payment by the Company to the sublandlord of $1,600,000, plus taxes through April 30, 2002 in the amount of $198,000. The Company is making the payments in 4 weekly installments commencing May 2, 2002, with the last installment due on May 24. Upon the satisfaction by the Company of all of its obligations under the agreement, the Company's sublease will terminate and it will be released from all further obligations under the sublease, other than as to certain damage, if any, to the building caused by the Company during the sublease term. The Company's previously established reserves for Maumelle, Arkansas are adequate based upon the terms of the final settlement agreement.

6.  SALE OF IMPROVEMENTS BUSINESS

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

      The asset purchase agreement between the Company and HSN provides that if Keystone Internet Services, Inc. fails to perform its obligations during the first two years of the services contract, the purchaser can receive a reduction in the original purchase price of up to $2.0 million. An escrow fund of $3.0 million, which was withheld from the original proceeds of the sale of approximately $33.0 million, has been established for a period of two years under the terms of an escrow agreement between LWI Holdings, Inc., HSN and The Chase Manhattan Bank as a result of these contingencies. As of March 30, 2002, the balance in the escrow fund is $2.6 million.

      The Company recognized a net gain on the sale of approximately $23.2 million, including a non-cash goodwill charge of $6.1 million, in fiscal year 2001, which represents the excess of the net proceeds from the sale over the net assets assumed by HSN, the goodwill associated with the Improvements business and expenses related to the transaction. The recognition of an additional gain of up to approximately $2.5 million has been deferred until the contingencies described above expire, which will not occur prior to the middle of the 2003 fiscal year.

7.  SALE OF KINDIG LANE PROPERTY

      On May 3, 2001, as part of the Company's strategic business realignment program, the Company sold its fulfillment warehouse in Hanover, Pennsylvania (the "Kindig Lane Property") and certain equipment located therein for $4.7 million to an unrelated third party. Substantially all of the net proceeds of the sale were paid to Congress Financial Corporation ("Congress"), pursuant to the terms of the Congress Credit Facility, and applied to a partial repayment of the Tranche A Term Loan made by Congress to Hanover Direct Pennsylvania, Inc., an affiliate of the Company, and to a partial repayment of the indebtedness under the Congress Credit Facility. The Company realized a net gain on the sale of approximately $1.5 million, which included the sale price net of selling expenses as well as the net book value of assets sold. The Company has continued to use the Kindig Lane Property under a lease agreement with the third party, and will lease a portion of the Kindig Lane Property until August 2002. The Company intends to transition the activities of the Kindig Lane Property into the Company's fulfillment center in Roanoke, Virginia.

8.  CHANGES IN EMPLOYMENT AGREEMENTS

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

      Under the December 2001 Services Agreement, Meridian is to receive from the Company $75,000 per month for the services of Mr. Shull (the "December 2001 Base Fee"). The Company also is required to pay Meridian up to $15,000 per month during the December 2001 Agreement Term (the "December 2001 Flat Fee"). The Company also reimburses Mr. Shull for reasonable out-of-pocket expenses incurred on behalf of the Company.

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

      Hanover Direct, Inc. Key Executive Eighteen-Month Compensation Continuation Plan, Key Executive Twelve-Month Compensation Continuation Plan and Key Executive Six-Month Compensation Continuation Plan. The Company has modified the definitions of "Change In Control" and "For Cause" contained in the Hanover Direct, Inc. Key Executive Eighteen Month Compensation Continuation Plan, Key Executive Twelve Month Compensation Plan and Key Executive Six Month Compensation Continuation Plan.

      Hanover Direct, Inc. Directors Change In Control Plan. The Company has modified the definition of "Change In Control" contained in the Hanover Direct, Inc. Directors Change In Control Plan.

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

9.  AMERICAN STOCK EXCHANGE NOTIFICATION

      By letter dated May 2, 2001, the American Stock Exchange (the "AMEX") notified the Company that it was below certain of the AMEX's continued listing guidelines set forth in the AMEX Company Guide. The AMEX instituted a review of the Company's eligibility for continuing listing of the Company's common stock on the AMEX. On January 17, 2002, the Company received a letter dated January 9, 2002 from the AMEX confirming that the AMEX determined to continue the Company's listing on the AMEX pending quarterly reviews of the Company's compliance with the steps of its strategic business realignment program. This determination was made subject to the Company's favorable progress in satisfying the AMEX guidelines for continued listing and to the AMEX's periodic review of the Company's Securities and Exchange Commission and other filings. The AMEX requested certain additional financial information from the Company to be delivered on or before April 15, 2002, which the Company has provided.

10.  RECENTLY ISSUED ACCOUNTING STANDARDS

      In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Goodwill is comprised of the International Male and the Gump's brands and the net balance at March 30, 2002 is $9.3 million. The Company adopted FAS 142 effective January 1, 2002 and, as a result, the first quarter ended March 30, 2002 does not include an amortization charge for goodwill. The Company is currently evaluating whether there has been any goodwill transition impairment and will disclose the results of this evaluation in the second quarter of fiscal 2002 as required by FAS 142.

       If the provisions under FAS 142 had been implemented for the first quarter ended March 31, 2001 and the Company had not included an amortization charge for goodwill, the Company's net (loss) would have decreased by $0.1 million to $(7.5) million. Net (loss) per share for the first quarter ended March 31, 2001 would have remained unchanged at $(.05).

       In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 also extends the reporting requirements to report separately, as discontinued operations, components of an entity that have either been disposed of or classified as held-for-sale. The Company has adopted the provisions of FAS 144 in fiscal 2002, and such adoption had no effect on the Company's results of operations or financial position.

11. AMENDMENT TO CONGRESS LOAN AND SECURITY AGREEMENT

      In March 2002, the Company amended the Congress Credit Facility to amend the definition of Consolidated Net Worth such that, effective July 1, 2002, to the extent that the goodwill or intangible assets of the Company and its subsidiaries are impaired under the provisions of FAS 142, such write-off of assets would not be considered a reduction of total assets for the purposes of computing consolidated net worth. The consolidated net working capital, consolidated net worth and earnings before interest, taxes, depreciation, amortization and certain non-cash charges ("EBITDA") covenants were also amended. In addition, the amendment required the payment of a fee of $100,000. Achievement of the cost savings and other objectives of the Company's strategic business realignment program is critical to the maintenance of adequate liquidity as is compliance with the terms and provisions of the Congress Credit Facility and the Company's ability to operate effectively during the remainder of the 2002 fiscal year.

12.  SERIES B PARTICIPATING PREFERRED STOCK

      On December 19, 2001, the Company issued to Richemont Finance S.A. ("Richemont") 1,622,111 shares of Series B Participating Preferred Stock ("Series B Preferred Stock"). The Series B Preferred Stock has a par value of $0.01 per share.

      The holders of the Series B Preferred Stock are entitled to ten votes per share on any matter on which the Common Stock votes. In addition, in the event that the Company defaults in its obligations under the Agreement with Richemont, the Certificate of Designations of the Series B Preferred Stock or its agreements with Congress, or in the event that the Company fails to redeem at least 811,056 shares of Series B Preferred Stock by August 31, 2003, then the holders of the Series B Preferred Stock, voting as a class, shall be entitled to elect two members to the Board of Directors of the Company.

      In the event of the liquidation, dissolution or winding up of the Company, the holders of the Series B Preferred Stock are entitled to a liquidation preference (the "Liquidation Preference") which was initially $47.36 per share and which increases quarterly, commencing March 1, 2002. As of March 1, 2002, the Liquidation Preference was $49.15 per share. As of June 1, 2002, September 1, 2002 and December 1, 2002, the Liquidation Preference will be $51.31, $53.89, and $56.95 per share, respectively. As of March 1, 2003, June 1, 2003 and September 1, 2003, the Liquidation Preference will be $60.54, $64.74 and $69.64 per share, respectively. As a result, beginning November 30, 2003, the aggregate Liquidation Preference of the Series B Preferred Stock will be effectively equal to the aggregate liquidation preference of the Class A Preferred Stock previously held by Richemont. As of December 1, 2003, March 1, 2004, June 1, 2004, September 1, 2004 and December 1, 2004, the Liquidation Preference will be $72.25, $74.96, $77.77, $80.69 and $83.72 per share, respectively. As of March
1, 2005 and June 1, 2005, the Liquidation Preference will be $86.85 and $90.11 per share, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following table sets forth, for the fiscal periods indicated, the percentage relationship to net revenues of certain items in the Company's Condensed Consolidated Statements of Income (Loss):


                                             13-Weeks Ended
                                             --------------
                                          March 30,   March 31,
                                            2002        2001
                                          ---------   ---------

Net revenues                                100.0%      100.0%
Cost of sales and operating expenses         65.0        64.0
Special charges                               0.2         0.7
Selling expenses                             22.5        27.3
General and administrative expenses          11.3        10.6
Depreciation and amortization                 1.4         1.4
(Loss) from operations                       (0.4)       (4.0)
Interest expense, net                         1.3         1.3
Net (loss) and comprehensive (loss)          (1.7)%      (5.3)%

RESULTS OF OPERATIONS - 13-WEEKS ENDED MARCH 30, 2002 COMPARED WITH THE 13-WEEKS ENDED MARCH 31, 2001

      Net (Loss) and Comprehensive (Loss). The Company reported a net loss of $(1.8) million for the 13-weeks ended March 30, 2002 compared with a net loss of $(7.6) million for the comparable period last year. EBITDA increased by $4.4 million to $1.4 million for the 13-weeks ended March 30, 2002 as compared to $(3.0) million for the comparable period in 2001. Net (loss) per share was $(.03) for the 13-weeks ended March 30, 2002 and $(.05) for the 13-week period ended March 31, 2001. The per share amounts were calculated after deducting the Series B Preferred Stock redemption price increase of $2.9 million for the 13-weeks ended March 30, 2002 and the Series A Preferred Stock dividends and accretion of $2.9 million for the comparable period in 2001. The weighted average number of shares outstanding used in both the basic and diluted calculation was 138,225,031 for the 13-week period ended March 30, 2002 and 212,468,419 for the 13-week period ended March 31, 2001. This decrease in weighted average shares was primarily due to the transaction consummated with Richemont in December 2001, where the Company repurchased and retired 74,098,769 shares of Common Stock then held by Richemont.

      Compared to the comparable period last year, the $5.8 million decrease in net loss was primarily due to:

(i) decreased special charges related to the Company's strategic business realignment program;

(ii)  decreased selling expenses; and

(iii) decreased general and administrative expenditures.

      Net Revenues. Net revenues decreased $34.8 million (24.1%) for the 13-week period ended March 30, 2002 to $109.5 million from $144.3 million for the comparable period in 2001. This decrease was due in part to the sale of the Improvements business on June 29, 2001, which accounted for $18.9 million of the reduction in revenues for the 13-week period ended March 30, 2002. The discontinuance of the Domestications Kitchen & Garden, Kitchen & Home and Turiya catalogs contributed $4.7 million in the reduction of net revenues for the 13-week period ended March 30, 2002. An additional portion of the drop in revenues amounting to $1.2 million can be attributed to the Company's decision to scale back on its third party fulfillment business by focusing only on profitable operations. The remaining balance of the decrease in net revenues can be attributable to softness in demand primarily related to certain brands and planned reductions in unprofitable circulation.

      Cost of Sales and Operating Expenses. Cost of sales and operating expenses increased to 65.0% of net revenues for the 13-week period ended March 30, 2002 as compared to 64.0% of net revenues for the comparable period in 2001. This change is due to an increase in merchandise cost, which accounted for 0.7% of the percentage increase and an increase in merchandise freight, accounting for 0.6% of the percentage increase. Also contributing to the increase was higher operating costs relating to information systems, accounting for 1.0% of the percentage increase. These increases in costs, however, were partially offset by significant decreases in operating costs that have resulted from actions taken in connection with the Company's strategic business realignment program. These decreases occurred primarily in the areas of fixed telemarketing and distribution costs associated with the Company's fulfillment centers, which accounted for 1.0% of the offsetting percentage decrease.

      Special Charges. In December 2000, the Company developed a plan to strategically realign the business and direct the Company's resources primarily towards a loss reduction and return to profitability. As a result of the continued actions needed to execute the plan, the Company recorded special charges of $1.1 million for the 13-week period ended March 31, 2001 to primarily cover severance costs related to the elimination of 46 FTE positions across all departments of the Company's business. The Company recorded an additional $0.2 million of special charges for the 13-week period ended March 30, 2002 relating to the strategic business realignment program. These charges consisted primarily of severance costs related to the elimination of an additional 10 FTE positions in various levels of catalog operations and costs associated with the Company's decision to close the San Diego product manufacturing facility.

      Selling Expenses. Selling expenses decreased by $14.8 million to $24.6 million for the 13-weeks ended March 30, 2002 as compared to $39.4 million for the comparable period in 2001. As a percentage relationship to net revenues, selling expenses decreased to 22.5% for the 13-weeks ended March 30, 2002 versus 27.3% for the comparable period in 2001. This decrease was due primarily to reductions in catalog paper, catalog preparation costs and circulation. In addition, decreases in catalog printing and postage costs also contributed to the lower percentage relationship to net revenues.

      General and Administrative Expenses. General and administrative expenses decreased by $2.9 million to $12.4 million for the 13-weeks ended March 30, 2002 as compared to $15.3 million for the comparable period last year. The reduction in costs are primarily attributable to the elimination of a significant number of FTE positions across all departments which began late in 2000 as part of the Company's strategic business realignment program and has continued throughout the 13-weeks ended March 30, 2002. As a percentage relationship to net revenues, general and administrative expenses were 11.3% of net revenues for the 13-weeks ended March 30, 2002 versus 10.6% of net revenues for the comparable period in 2001. This increase in percentage is primarily due to additional professional and legal fees associated with the Company's engagement in legal proceedings as mentioned in Note 5, Commitments and Contingencies, of the Notes to the Condensed Consolidated Financial Statements.

      Depreciation and Amortization. Depreciation and amortization decreased by $0.5 million for the 13-weeks ended March 30, 2002 versus the comparable period in 2001. The decrease is primarily due to the elimination of goodwill amortization resulting from the implementation of FAS 142 of $0.1 million and the complete amortization of computer software during the 13-weeks ended March 30, 2002. As a percentage relationship to net revenues, depreciation and amortization remained constant at 1.4% for the 13-weeks ended March 30, 2002 and 1.4% for the comparable period in 2001.

      Loss from Operations. The Company's loss from operations decreased by $5.4 million to $0.4 million for the 13-weeks ended March 30, 2002 from a loss of $5.8 million for the comparable period in 2001.

      Interest Expense, Net. Interest expense, net decreased $0.5 million to $1.4 million for the 13-weeks ended March 30, 2002 as compared to $1.8 million for the same period last year. The decrease in interest expense in the first quarter of 2002 is primarily due to lower average borrowings, coupled with lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in operating activities. During the 13-week period ended March 30, 2002, net cash used in operating activities was $3.4 million. This was primarily due to the reduction in accrued liabilities and accounts payable, partially offset by a decrease in net accounts receivable. Net losses, when adjusted for depreciation, amortization and other non-cash items, resulted in a positive cash flow of $0.4 million for the period.

      Net cash used in investing activities. During the 13-week period ended March 30, 2002, net cash used in investing activities was $0.1 million, which was due to capital expenditures primarily relating to upgrades in equipment located at the Roanoke, Virginia distribution center.

      Net cash provided by financing activities. During the 13-week period ended March 30, 2002, net cash provided by financing activities was $3.4 million, which was primarily due to net borrowings under the Congress revolving loan facility, partially offset by payments made under the Congress term loan facility.

      Congress Credit Facility. On March 24, 2000, the Company amended its credit facility with Congress to provide the Company with a maximum credit line, subject to certain limitations, of up to $82.5 million (the "Congress Credit Facility"). The Congress Credit Facility, as amended, expires on January 31, 2004 and is comprised of a revolving loan facility, a $17.5 million Tranche A Term Loan and a $7.5 million Tranche B Term Loan. Total cumulative borrowings, however, are subject to limitations based upon specified percentages of eligible receivables and eligible inventory, and the Company is required to maintain $3.0 million of excess credit availability at all times. The Congress Credit Facility, as amended, is secured by all the assets of the Company and places restrictions on the incidence of additional indebtedness and on the payment of Common Stock dividends. As of March 30, 2002, the Company had $33.1 million of borrowings outstanding under the amended Congress Credit Facility comprised of $17.8 million under the revolving loan facility, and $10.0 million and $5.4 million of Tranche A Term Loans and Tranche B Term Loans, respectively. The Company may draw upon the amended Congress Credit Facility to fund working capital requirements as needed.

      In March 2002, the Company amended the Congress Credit Facility to amend the definition of Consolidated Net Worth such that, effective July 1, 2002, to the extent that the goodwill or intangible assets of the Company and its subsidiaries are impaired under the provisions of FAS 142, such write-off of assets would not be considered a reduction of total assets for the purposes of computing consolidated net worth. The consolidated net working capital, consolidated net worth and EBITDA covenants were also amended. In addition, the amendment required the payment of a fee of $100,000. Achievement of the cost savings and other objectives of the Company's strategic business realignment program is critical to the maintenance of adequate liquidity as is compliance with the terms and provisions of the Congress Credit Facility and the Company's ability to operate effectively during the remainder of the 2002 fiscal year.

      Sale of Improvements Business. On June 29, 2001, the Company sold certain assets and liabilities of its Improvements business to HSN, a division of USA Networks, Inc.'s Interactive Group for approximately $33.0 million. In conjunction with the sale, the Company's Keystone Internet Services, Inc. subsidiary agreed to provide telemarketing and fulfillment services for the Improvements business under a service agreement with the buyer for a period of three years.

      The asset purchase agreement between the Company and HSN provides that if Keystone Internet Services, Inc. fails to perform its obligations during the first two years of the services contract, the purchaser can receive a reduction in the original purchase price of up to $2.0 million. An escrow fund of $3.0 million, which was withheld from the original proceeds of the sale of approximately $33.0 million, has been established for a period of two years under the terms of an escrow agreement between LWI Holdings, Inc., HSN and The Chase Manhattan Bank as a result of these contingencies. As of March 30, 2002, the balance in the escrow fund is $2.6 million.

      The Company recognized a net gain on the sale of approximately $23.2 million, including a non-cash goodwill charge of $6.1 million, in fiscal year 2001, which represents the excess of the net proceeds from the sale over the net assets assumed by HSN, the goodwill associated with the Improvements business and expenses related to the transaction. The recognition of an additional gain of up to approximately $2.5 million has been deferred until the contingencies described above expire, which will not occur prior to the middle of the 2003 fiscal year.

       General. At March 30, 2002, the Company had $1.0 million in cash and cash equivalents compared with $3.5 million at March 31, 2001. Working capital and current ratios at March 30, 2002 were $24.4 million and 1.35 to 1 versus $26.8 million and 1.28 to 1 at March 31, 2001. Total cumulative borrowings, including financing under capital lease obligations, as of March 30, 2002, aggregated $33.1 million, $30.0 million of which is classified as long-term. Remaining availability under the Congress Credit Facility as of March 30, 2002 was $13.1 million ($14.1 million including cash on hand). There were nominal capital commitments (less than $0.1 million) at March 30, 2002. The Company has entered into an agreement with the landlord and the sublandlord to terminate its sublease of the Company's fulfillment center in Maumelle, Arkansas. The agreement provides for the payment by the Company to the sublandlord of $1,600,000, plus taxes through April 30, 2002 in the amount of $198,000. The Company is making the payments in 4 weekly installments commencing May 2, 2002, with the last installment due on May 24, 2002. On March 22, 2002, the Postal Rate Commission approved a settlement that would allow postal rates to increase an average of 7.7% as early as June 30, 2002. The Company has anticipated this action in its 2002 planning process and will accommodate the increased cost as part of normal business operations. The Company has implemented cost conservation measures, such as reduced paper weights and trim size changes, as ways of mitigating such cost increases. Management believes that the Company has sufficient liquidity and availability under its credit agreements to fund its planned operations through at least December 28, 2002. Achievement of the cost saving and other objectives of the Company's strategic business realignment program is critical to the maintenance of adequate liquidity as is compliance with the terms and provisions of the Congress Credit Facility and the Company's ability to operate effectively during the remainder of the 2002 fiscal year.

USES OF ESTIMATES AND OTHER CRITICAL ACCOUNTING POLICIES

      During the first quarter ended March 30, 2002, there were no changes in the Company's policies regarding the use of estimates and other critical accounting policies. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," found in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001, for additional information relating to the Company's uses of estimates and other critical accounting policies.

NEW ACCOUNTING PRONOUNCEMENTS

      Effective January 1, 2002, the Company adopted FAS 142 and, as a result, the first quarter ended March 30, 2002 does not include an amortization charge for goodwill. The Company is currently evaluating whether there has been any goodwill transition impairment and will disclose the results of this evaluation in the second quarter of fiscal 2002 as required by FAS 142.

       If the provisions of FAS 142 had been implemented for the first quarter ended March 31, 2001 and the Company had not included an amortization charge for goodwill, the Company's net (loss) would have decreased by $0.1 million to $(7.5) million. Net (loss) per share for the first quarter ended March 31, 2001 would have remained unchanged at $(.05).

      See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," found in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 and Note 10 herein for additional information relating to new accounting pronouncements which the Company has adopted.

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

      The inability of the Company to sell assets at industry multiples or at all due to market conditions generally, as a result of market conditions following the events of September 11, 2001 and otherwise

      The Company's dependence up to August 24, 2000 on Richemont and its affiliates for financial support and the fact that they are not under any obligation ever to provide any additional support in the future.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      INTEREST RATES: The Company's exposure to market risk relates to interest rate fluctuations for borrowings under the Congress Revolving Credit Facility and its Term Financing Facility, which bear interest at variable rates. At March 30, 2002, outstanding principal balances under these facilities subject to variable rates of interest were approximately $33.1 million. If interest rates were to increase by one quarter of one percent from current levels, the resulting increase in interest expense would not have a material impact on the Company's results of operations taken as a whole.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      A class action lawsuit was commenced on March 3, 2000 entitled Edwin L. Martin v. Hanover Direct, Inc. and John Does 1 through 10, bearing case no. CJ2000-177 in the State Court of Oklahoma (District Court in and for Sequoyah County). Plaintiff commenced the action on behalf of himself and a class of persons who have at any time purchased a product from the Company and paid for an "insurance charge." The complaint sets forth claims for breach of contract, unjust enrichment, recovery of money paid absent consideration, fraud and a claim under the New Jersey Consumer Fraud Act. The complaint alleges that the Company charges its customers for delivery insurance even though, among other things, the Company's common carriers already provide insurance and the insurance charge provides no benefit to the Company's customers. Plaintiff also seeks a declaratory judgment as to the validity of the delivery insurance. The damages sought are (i) an order directing the Company to return to the plaintiff and class members the "unlawful revenue" derived from the insurance charges,
(ii) declaring the rights of the parties, (iii) permanently enjoining the Company from imposing the insurance charge, (iv) awarding threefold damages of less than $75,000 per plaintiff and per class member, and (v) attorney's fees and costs. The Company's motion to dismiss is pending and discovery has commenced. The plaintiff has deposed a number of individuals. On April 12, 2001, the Court held a hearing on plaintiff's class certification motion. Subsequent to the April 12, 2001 hearing on plaintiff's class certification motion, plaintiff filed a motion to amend the definition of the class. On July 23, 2001, plaintiff's class certification motion was granted, defining the class as "All persons in the United States who are customers of any catalog or catalog company owned by Hanover Direct, Inc. and who have at any time purchased a product from such company and paid money which was designated to be an `insurance' charge." On August 21, 2001 the Company filed an appeal of the order with the Oklahoma Court of Appeals and subsequently moved to stay proceedings in the district court pending resolution of the appeal. No schedule for briefing or hearing of the appeal has yet been set and the district court has not yet ruled on the motion to stay. In January 2002, the Company filed its brief in support of its appeal from the district court's class certification order. At a subsequent status hearing, the parties agreed that issues pertaining to notice to the class would be stayed pending resolution of the appeal, that certain other issues would be subject to limited discovery, and that the issue of a stay for any remaining issues would be resolved if and when such issues arise. The Company believes it has defenses against the claims. However, it is too early to determine the outcome or range of potential settlement, which could have a material impact on the Company's results of operations when settled in a future period. Moreover, defense counsel to the Company will seek to have the resolution of the five class action cases (Martin, Teichman, Wilson, and the two Argonaut cases which are discussed below) combined, or their effects lessened, in that there are common issues and a substantially similar class sought to be defined in the five cases.

      On August 15, 2001, the Company was served with a summons and four-count complaint filed in Superior Court for the City and County of San Francisco, California, entitled Teichman v. Hanover Direct, Inc., Hanover Brands, Inc., Hanover Direct Virginia, Inc., and Does 1-100. The complaint was filed by a California resident, seeking damages and other relief for herself and a class of all others similarly situated, arising out of the $0.50 insurance fee charged by catalogs and internet sites operated by subsidiaries of the Company. Defendants, including the Company, have filed motions to dismiss based on a lack of personal jurisdiction over them. The motion to dismiss was re-set for hearing on April 4, 2002. In January, 2002, plaintiff sought leave to name six additional entities:
International Male, Domestications Kitchen & Garden, Silhouettes, Hanover Company Store, Kitchen & Home, and Domestications as co-defendants. On March 12, 2002, the Company was served with the First Amended Complaint in which plaintiff named as defendants the Company, Hanover Brands, Hanover Direct Virginia, LWI Holdings, Hanover Company Store, Kitchen and Home, and Silhouettes, and in which all causes of action related to state sales tax have been removed. With the removal of sales tax issues, the Teichman case concerns issues identical to the Martin case and may make it easier to stay the Teichman case pending the outcome of the Martin case. On April 15, 2002, the Company filed a Motion to Stay the Teichman action in favor of the previously filed Martin action and also filed a Motion to quash service of summons for lack of personal jurisdiction on behalf of defendants Hanover Direct, Inc., Hanover Brands, Inc. and Hanover Direct Virginia, Inc. The Company believes it has defenses against the claims, however, it is too early to determine the outcome or range of potential settlement, which could have a material impact on the Company's results of operations when settled in a future period. Moreover, defense counsel to the Company will seek to have the resolution of the five class action cases (Martin, Teichman, Wilson, and the two Argonaut cases which are discussed below) combined, or their effects lessened, in that there are common issues and a substantially similar class sought to be defined in the five cases.

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

      The Company removed the case to the U.S. District Court for the Southern District of New York on July 25, 2001. Mr. Kaul filed an Amended Complaint ("Amended Complaint") in the U.S. District Court for the Southern District of New York on September 18, 2001. The Amended Complaint repeats many of the claims made in the original Complaint and adds ERISA claims. On October 11, 2001, the Company filed its Answer, Defenses and Counterclaim to the Amended Complaint, denying liability under each of Mr. Kaul's causes of action, raising several defenses and stating nine counterclaims against Mr. Kaul. The counterclaims include (1) breach of contract; (2) breach of the Non-Competition and Confidentiality Agreement with the Company; (3) breach of fiduciary duty; (4) unfair competition; and (5) unjust enrichment. The Company seeks damages, including without limitation, the $341,803 in severance pay and car allowance Mr. Kaul received following his resignation, $412,336 for amounts paid to Mr. Kaul for car allowance and related benefits, the cost of a long-term disability policy, and certain payments made to personal attorneys and consultants retained by Mr. Kaul during his employment, $43,847 for certain services the Company provided and certain expenses the Company incurred, relating to the renovation and leasing of office space occupied by Mr. Kaul's spouse at 115 River Road, Edgewater, New Jersey, the Company's current headquarters, $211,729 on a tax loan to Mr. Kaul outstanding since 1997 and interest, compensatory and punitive damages and attorney's fees. The case is pending and the parties are engaged in discovery. The deadline for completing discovery has been extended to May 17, 2002.

      In January 2000 and May 2001, the Company provided its full cooperation in an investigation by the Federal Trade Commission ("FTC") into the marketing of discount buying clubs to see whether any of the entities investigated engaged in
(1) unfair or deceptive acts or practices in violation of Section 5 of the FTC Act and/or (2) deceptive or abusive telemarketing acts or practices in violation of the FTC's Telemarketing Sales Rule. It was subsequently revealed to the Company that the FTC was conducting an investigation into the activities of entities owned or controlled by Ira Smolev. On October 24, 2001 the FTC made final its "Stipulated Final Judgment and Order For Permanent Injunction And Monetary Settlement" against Ira Smolev and named defendant companies in the case of Federal Trade Commission v. Ira Smolev, et al. (USDC So.Dist. FL, Ft. Lauderdale Div.) (the "Order"). The named defendants included The Shopper's Edge, LLC (the Company's private label discount buying club which is owned by Mr. Smolev), FAR Services, LLC (the Smolev-owned contracting party to the Company's Marketing Agreement which was terminated in January 2001) and Consumer Data Depot, LLC (the Smolev-owned contracting party to the Company's Paymentech Processing Agreement). The Order will directly affect only those activities of the Company, which are "in active concert or participation with the named defendants [i.e., The Shopper's Edge, LLC, FAR Services, LLC and Consumer Data Depot, LLC]." The most important implication of the Order was that the Company, as bookkeeper to the club for sustaining members of The Shopper's Edge, may not process payments from members of The Shopper's Edge club for membership renewals where the purported authorization of the membership occurred prior to the effective date of the Order, without first obtaining, within 60 days prior to the date on which the consumer is billed, an "express verifiable authorization" of such renewal that complies with the specifications of the Order. All choices specified for "express verifiable authorization" contained in the Order are effectively "positive opt-in," would have required some direct mail or technology expenditures and would have severely hurt response rates, which could have had a material impact on the Company's profits from discount buying club membership revenues. The last renewals of Shopper's Edge memberships were processed in October, 2001 by agreement between the Company and Ira Smolev. During April 2002, the Company received an inquiry from the FTC asking for an explanation of how the Company is complying with the Order and, if the Company is asserting that it is not subject to the Order, to provide an explanation of the basis for such assertion. The Company has replied in writing to the FTC that it is not subject to the Order, and has provided an explanation of its relationship with Mr. Smolev.

      The Company was named as one of 88 defendants in a patent infringement complaint filed on November 23, 2001 by the Lemelson Medical, Education & Research Foundation, Limited Partnership (the "Lemelson Foundation"). The complaint, filed in the U.S. District Court in Arizona, was not served on the Company until March 2002. In the complaint, the Lemelson Foundation accuses the named defendants of infringing seven U.S. patents which allegedly cover "automatic identification" technology through the defendants' use of methods for scanning production markings such as bar codes. The Company received a letter dated November 27, 2001 from attorneys for the Lemelson Foundation notifying the Company of the complaint and offering a license. The Court entered a stay of the case on March 20, 2002, requested by the Lemelson Foundation, pending the outcome of a related case in Nevada being fought by bar code manufacturers. The Nevada case is scheduled to go to trial in November 2002. The Order for the stay provides that the Company need not answer the complaint, although it has the option to do so. The Company has been invited to join a common interest/joint-defense group consisting of defendants named in the complaint as well as in other actions brought by the Lemelson Foundation. The Company is currently in the process of analyzing the merits of the issues raised by the complaint, notifying vendors of its receipt of the complaint and letter, evaluating the merits of joining the joint-defense group, and having discussions with attorneys for the Lemelson Foundation regarding the license offer. A preliminary estimate of the royalties and attorneys' fees which the Company may pay if it decides to accept the license offer from the Lemelson Foundation range from about $125,000 to $400,000. The Company has decided to gather further information, but will not agree to a settlement at this time.

      A class action lawsuit was commenced on February 13, 2002 entitled Jacq Wilson, suing on behalf of himself, all others similarly situated, and the general public v. Brawn of California, Inc. dba International Male and Undergear, and Does 1-100 ("Brawn") in the Superior Court of the State of California, City and County of San Francisco. Does 1-100 are internet and catalog direct marketers offering a selection of men's clothing, sundries, and shoes who advertise within California and nationwide. The complaint alleges that for at least four years, members of the class have been charged an unlawful, unfair, and fraudulent insurance fee and tax on orders sent to them by Brawn; that Brawn was engaged in untrue, deceptive and misleading advertising in that it was not lawfully required or permitted to collect insurance, tax and sales tax from customers in California; and that Brawn has engaged in acts of unfair competition under the State's Business and Professions Code. Plaintiff and the class seek (i) restitution and disgorgement of all monies wrongfully collected and earned by Brawn, including interest and other gains made on account of these practices, including reimbursement in the amount of the insurance, tax and sales tax collected unlawfully, together with interest, (ii) an order enjoining Brawn from charging customers insurance and tax on its order forms and/or from charging tax on the delivery, shipping and insurance charges,
(iii) an order directing Brawn to notify the California State Board of Equalization of the failure to pay the correct amount of tax to the State and to take appropriate steps to provide the State with the information needed for audit, and (iv) compensatory damages, attorney fees, pre-judgment interest, and costs of the suit. The claims of the individually named plaintiff and for each member of the class amount to less than $75,000. On April 15, 2002, the Company filed a Motion to Stay the Wilson action in favor of the previously filed Martin action. The Company believes it has defenses against the claims but intends to file a motion for summary judgement in the case. However, it is too early to determine the outcome or range of potential settlement, which could have a material impact on the Company's results of operations when settled in a future period. Moreover, defense counsel to the Company will seek to have the resolution of the five class action cases (Martin, Teichman, Wilson, and the two Argonaut cases which are discussed below) combined, or their effects lessened, in that there are common issues and a substantially similar class sought to be defined in the five cases.

      A class action lawsuit was commenced on February 20, 2002 entitled Argonaut Consumer Rights Advocates Inc., suing on behalf of the General Public
v. Gump's By Mail, Inc. ("Gump's"), and Does 1-100 in the Superior Court of the State of California, City and County of San Francisco. The plaintiff is a non-profit public benefit corporation suing under the California Business and Profession Code. Does 1-100 would include persons whose activities include the direct sale of tangible personal property to California consumers including the type of merchandise that Gump's -- the store and the catalog -- sell, by telephone, mail order, and sales through the web sites www.gumpsbymail.com and www.gumps.com. The complaint alleges that for at least four years members of the class have been charged an unlawful, unfair, and fraudulent tax and "sales tax" on their orders in violation of California law and court decisions, including the state Revenue and Taxation Code, Civil Code, and the California Board of Equalization; that Gump's engages in unfair business practices; that Gump's engaged in untrue and misleading advertising in that it was not lawfully required to collect tax and sales tax from customers in California, is not lawfully required or permitted to add tax and sales tax on separately stated shipping or delivery charges to California consumers; and that it does not add the appropriate or applicable or specific correct tax or sales tax to its orders. Plaintiff and the class seek (i) restitution of all tax and sales tax charged by Gump's on each transaction and/or restitution of tax and sales tax charged on the shipping charges; (ii) an order enjoining Gump's from charging customers for tax on orders or from charging tax on the shipping charges; and
(iii) attorney's fees, pre-judgment interest on the sums refunded, and costs of the suit. A status conference has been set for July 26, 2002. On April 15, 2002, the Company filed an Answer and Separate Affirmative Defenses to the complaint, generally denying the allegations of the complaint and each and every cause of action alleged, and denying that plaintiff has been damaged or is entitled to any relief whatsoever. The Company believes it has defenses against the claims but intends to file a motion for summary judgement in the case. However, it is too early to determine the outcome or range of potential settlement, which could have a material impact on the Company's results of operations when settled in a future period. Moreover, defense counsel to the Company will seek to have the resolution of the five class action cases combined, or their effects lessened, in that there are common issues and a substantially similar class sought to be defined in the five cases.

      A class action lawsuit was commenced on March 5, 2002 entitled Argonaut Consumer Rights Advocates Inc., suing on behalf of the General Public v. Domestications LLC, and Does 1-100 ("Domestications"), in the Superior Court of the State of California, City and County of San Francisco. The plaintiff is a non-profit public benefit corporation suing under the California Business and Profession Code. Does 1-100 would include persons responsible for the conduct alleged in the complaint, including the direct sale of tangible personal property to California consumers including the type of merchandise that Domestications sells, by telephone, mail order, and sales through the web site as www.domestications.com. The plaintiff claims that for at least four years members of the class have been charged an unlawful, unfair, and fraudulent tax and sales tax for different rates and amounts on the catalog and internet orders on the total amount of goods, tax and sales tax on shipping charges, which are not subject to tax or sales tax under California law, in violation of California law and court decisions, including the state Revenue and Taxation Code, Civil Code, and the California Board of Equalization; that Domestications engages in unfair business practices; and that Domestications engaged in untrue and misleading advertising in that it was not lawfully required to collect tax and sales tax from customers in California. Plaintiff and the class seek (i) restitution of all sums, interest and other gains made on account of these practices; (ii) prejudgment interest on all sums wrongfully collected; (iii) an order enjoining Domestications from charging customers for tax on their orders and/or from charging tax on the shipping charges; and (iv) attorney's fees and costs of the suit. The Company's response is due by May 8, 2002. A status conference has been set for August 2, 2002. The Company believes it has defenses against the claims but intends to file a motion for summary judgment in the case. However, it is too early to determine the outcome or range of potential settlement, which could have a material impact on the Company's results of operations when settled in a future period. Moreover, defense counsel to the Company will seek to have the resolution of the five class action cases combined, or their effects lessened, in that there are common issues and a substantially similar class sought to be defined in the five cases.

      In addition, the Company is involved in various routine lawsuits of a nature which are deemed customary and incidental to its businesses. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Company's financial position or results of operations.


ITEM 5.  OTHER INFORMATION

      By letter dated May 2, 2001, the American Stock Exchange (the "AMEX") notified the Company that it was below certain of the AMEX's continued listing guidelines set forth in the AMEX Company Guide. The AMEX instituted a review of the Company's eligibility for continuing listing of the Company's common stock on the AMEX. On January 17, 2002, the Company received a letter dated January 9, 2002 from the AMEX confirming that the AMEX determined to continue the Company's listing on the AMEX pending quarterly reviews of the Company's compliance with the steps of its strategic business realignment program. This determination was made subject to the Company's favorable progress in satisfying the AMEX guidelines for continued listing and to the AMEX's periodic review of the Company's Securities and Exchange Commission and other filings. The AMEX requested certain additional financial information from the Company to be delivered on or before April 15, 2002, which the Company has provided.

      The Company has entered into an agreement with the landlord and the sublandlord to terminate its sublease of the Company's closed 497,200 square foot warehouse and telemarketing facility located in Maumelle, Arkansas. The agreement provides for the payment by the Company to the sublandlord of $1,600,000, plus taxes through April 30, 2002 in the amount of $198,000. The Company is making the payments in 4 weekly installments commencing May 2, 2002, with the last installment due on May 24, 2002. Upon the satisfaction by the Company of all of its obligations under the agreement, the Company's sublease will terminate and it will be released from all further obligations under the sublease, other than as to certain damage, if any, to the building caused by the Company during the sublease term. The Company's previously established reserves for Maumelle, Arkansas are adequate based upon the terms of the final settlement agreement.

      The Company has entered into a new lease for its 72,000 square foot warehouse and fulfillment facility located at 340 Poplar Street in Hanover, Pennsylvania. The new lease expires on December 31, 2004 and provides for a reduction in annual rent from the prior lease. In connection with the execution of the new lease, the Company has transferred to the landlord under the lease title to two lots adjoining the 340 Poplar Street facility, subject to the Company's right to continue to use a portion of the lots for parking for the facility.

      The Board of Directors of the Company, upon recommendation of its Audit Committee, has decided to end the engagement of Arthur Andersen LLP ("Arthur Andersen") as the Company's independent public accountants, effective after Arthur Andersen's review of the Company's financial results for the fiscal quarter ended March 30, 2002 and the filing of this Quarterly Report on Form 10-Q for such quarter, and authorized the engagement of KPMG LLP ("KPMG") to serve as the Company's independent public accountants for the fiscal year ending December 28, 2002. Arthur Andersen's report on the Company's 2001 financial statements was issued on March 16, 2002, in conjunction with the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)         Exhibits

10.1 Amendment No. 1 of Services Agreement made as of the 23rd day of April, 2002, by and among the Company, Thomas C. Shull and Meridian Ventures, LLC.

10.2        Amendment No. 1 to the Hanover Direct, Inc. Key Executive Six
            Month Compensation Continuation Plan, effective as of August 1,
            2001.

10.3        Amendment No. 1 to the Hanover Direct, Inc. Key Executive
            Twelve Month Compensation Continuation Plan, effective as of
            August 1, 2001.

10.4        Amendment No. 2 to the Hanover Direct, Inc. Key Executive
            Eighteen Month Compensation Continuation Plan, effective as of
            August 1, 2001.

10.5        Amendment No. 1 to the Hanover Direct, Inc. Directors Change of
            Control Plan, effective as of August 1, 2001.


(b)         Reports on Form 8-K

1.1 Form 8-K, filed January 10, 2002 -- reporting pursuant to Item 5 of such Form the appointment of Mr. Thomas C. Shull as Chairman of the Board of Directors of the Company, the election of Mr. E. Pendleton
            James as a member of the Board of Directors of the Company, the reduction of the number of Directors from six to five, and the time and place of the Company's 2002 Annual Shareholders Meeting.

1.2 Form 8-K, filed January 17, 2002 -- reporting pursuant to Item 5 of such Form the appointment of Mr. Edward M. Lambert as Executive Vice
            President & Chief Financial Officer of the Company effective January
            28, 2002.

1.3 Form 8-K, filed January 17, 2002 -- reporting pursuant to Item 5 of such Form the Company's receipt of a letter dated January 9, 2002 from the American Stock Exchange.

1.4 Form 8-K, filed January 28, 2002 -- reporting pursuant to Item 5 of such Form the appointment of Mr. Brian C. Harriss as Executive
            Advisor to the Chairman of the Company coincident with his resignation as Executive Vice President & Chief Financial Officer of the Company effective January 28, 2002.

1.5 Form 8-K, filed March 27, 2002 -- reporting pursuant to Item 5 of such Form scheduling information regarding its conference call with management to review the fiscal 2001 full year operating results.

1.6 Form 8-K, filed March 29, 2002 -- reporting pursuant to Item 5 of such Form operating results for the fiscal year ended December 29, 2001.

1.7 Form 8-K, filed April 1, 2002 -- reporting pursuant to Item 5 of such Form an unofficial transcript of its conference call with management to review the fiscal year 2001 full year operating results.

1.8         Form 8-K, filed May 8, 2002 -- reporting pursuant to Item 5 of such
            Form scheduling information regarding its conference call with management to review the first quarter 2002 operating results.

1.9 Form 8-K, filed May 10, 2002 -- reporting pursuant to Item 5 of such Form the appointment of KPMG LLP as the Company's independent public accountants for the fiscal year ending
            December 28, 2002.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         HANOVER DIRECT, INC.

                                         Registrant




                                         By:  /s/ Edward M. Lambert
                                         -------------------------------
                                              Edward M. Lambert
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (On behalf of the Registrant and
                                              as principal financial officer)


Date: May 14, 2002