Form 10-Q
period 2002-06-29
HANOVER DIRECT INC
filed 2002-08-13
CIK 320333

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended JUNE 29, 2002
                         Commission file number 1-12082



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


                                 (201) 863-7300
                               (Telephone number)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Common stock, par value $.66 2/3 per share: 138,315,800 shares outstanding as of August 9, 2002.

                              HANOVER DIRECT, INC.

                                TABLE OF CONTENTS


                                                                                                                      Page
                                                                                                                      ----

Explanatory Note...................................................................................................      1

Part II - Other Information

    Item 1.  Legal Proceedings.....................................................................................      2

    Item 4.  Submission of Matters to a Vote of Security Holders...................................................      6

    Item 5.  Other Information.....................................................................................      6

    Item 6.  Exhibits and Reports on Form 8-K......................................................................      7

    Signatures.....................................................................................................      8

                               EXPLANATORY NOTE

     Hanover Direct, Inc. (the "Company") has sought an extension on Form 12b-25 of the time to file its unaudited financial statements (including the notes thereto) for the fiscal quarter ended June 29, 2002 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations to be contained in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2002 due to its inability to complete such financial statements and MD&A in a timely manner as a result of the Company changing its independent public accountants, effective May 14, 2002, from Arthur Andersen LLP to KPMG LLP, and KPMG having received work papers for the Company from Arthur Andersen only recently, as well as to complete the documentation of certain amendments to the Company's credit facility which have previously been agreed to in principle by the Company's lender.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      A class action lawsuit was commenced on March 3, 2000 entitled Edwin L. Martin v. Hanover Direct, Inc. and John Does 1 through 10, bearing case no. CJ2000-177 in the State Court of Oklahoma (District Court in and for Sequoyah County). Plaintiff commenced the action on behalf of himself and a class of persons who have at any time purchased a product from the Company and paid for an "insurance charge." The complaint sets forth claims for breach of contract, unjust enrichment, recovery of money paid absent consideration, fraud and a claim under the New Jersey Consumer Fraud Act. The complaint alleges that the Company charges its customers for delivery insurance even though, among other things, the Company's common carriers already provide insurance and the insurance charge provides no benefit to the Company's customers. Plaintiff also seeks a declaratory judgment as to the validity of the delivery insurance. The damages sought are (i) an order directing the Company to return to the plaintiff and class members the "unlawful revenue" derived from the insurance charges,
(ii) declaring the rights of the parties, (iii) permanently enjoining the Company from imposing the insurance charge, (iv) awarding threefold damages of less than $75,000 per plaintiff and per class member, and (v) attorneys' fees and costs. The Company's motion to dismiss is pending and discovery has commenced. The plaintiff has deposed a number of individuals. On April 12, 2001, the Court held a hearing on plaintiff's class certification motion. Subsequent to the April 12, 2001 hearing on plaintiff's class certification motion, plaintiff filed a motion to amend the definition of the class. On July 23, 2001, plaintiff's class certification motion was granted, defining the class as "All persons in the United States who are customers of any catalog or catalog company owned by Hanover Direct, Inc. and who have at any time purchased a product from such company and paid money which was designated to be an `insurance' charge." On August 21, 2001 the Company filed an appeal of the order with the Oklahoma Court of Appeals and subsequently moved to stay proceedings in the district court pending resolution of the appeal. The appeal has been fully briefed. At a subsequent status hearing, the parties agreed that issues pertaining to notice to the class would be stayed pending resolution of the appeal, that certain other issues would be subject to limited discovery, and that the issue of a stay for any remaining issues would be resolved if and when such issues arise. The Company believes it has defenses against the claims. It is too early to determine the outcome or range of potential settlement, which could have a material impact on the Company's results of operations when settled in a future period. Defense counsel to the Company will seek to have the resolution of the five class action cases (Martin, Teichman, Wilson, and the two Argonaut cases which are discussed below) combined, or their effects lessened, in that there are common issues and a substantially similar class sought to be defined in the five cases.

      On August 15, 2001, the Company was served with a summons and four-count complaint filed in Superior Court for the City and County of San Francisco, California, entitled Teichman v. Hanover Direct, Inc., Hanover Brands, Inc., Hanover Direct Virginia, Inc., and Does 1-100. The complaint was filed by a California resident, seeking damages and other relief for herself and a class of all others similarly situated, arising out of the $0.50 insurance fee charged by catalogs and internet sites operated by subsidiaries of the Company. Defendants, including the Company, have filed motions to dismiss based on a lack of personal jurisdiction over them. In January 2002, plaintiff sought leave to name six additional entities: International Male, Domestications Kitchen & Garden, Silhouettes, Hanover Company Store, Kitchen & Home, and Domestications as co-defendants. On March 12, 2002, the Company was served with the First Amended Complaint in which plaintiff named as defendants the Company, Hanover Brands, Hanover Direct Virginia, LWI Holdings, Hanover Company Store, Kitchen and Home, and Silhouettes, and in which all causes of action related to state sales tax have been removed. With the removal of sales tax issues, the Teichman case concerns issues identical to the Martin case and may make it easier to stay the Teichman case pending the outcome of the Martin case. On April 15, 2002, the Company filed a Motion to Stay the Teichman action in favor of the previously filed Martin action and also filed a Motion to quash service of summons for lack of personal jurisdiction on behalf of defendants Hanover Direct, Inc., Hanover Brands, Inc. and Hanover Direct Virginia, Inc. On May 14, 2002, the Court (1) granted the Company's Motion to Quash service on behalf of Hanover Direct, Hanover Brands, and Hanover Direct Virginia, leaving only LWI Holdings, Hanover Company Store, Kitchen & Home, and Silhouettes, as defendants, and (2) granted the Company's Motion to Stay the action in favor of the previously filed Oklahoma action, so nothing will proceed on this case against the remaining entities until the Oklahoma case is decided. The Company believes it has defenses against the claims. It is too early to determine the outcome or range of potential settlement, which could have a material impact on the Company's results of operations when settled in a future period. Defense counsel to the Company will seek to have the resolution of the five class action cases (Martin, Teichman, Wilson, and the two Argonaut cases which are discussed below) combined, or their effects lessened, in that there are common issues and a substantially similar class sought to be defined in the five cases.

      On June 28, 2001, Rakesh K. Kaul, the Company's former President and Chief Executive Officer, filed a five-count complaint (the "Complaint") in New York State Court against the Company, seeking damages and other relief arising out of his separation of employment from the Company, including severance payments of $2,531,352 plus the cost of employee benefits, attorneys' fees and costs incurred in connection with the enforcement of his rights under his employment agreement with the Company, payment of $149,325 for 13 weeks of accrued and unused vacation, damages in the amount of $3,583,800, or, in the alternative, a declaratory judgment from the court that he is entitled to all change of control benefits under the "Hanover Direct, Inc. Thirty-Six Month Salary Continuation Plan," and damages in the amount of $1,396,066 due to the Company's purported breach of the terms of the "Long-Term Incentive Plan for Rakesh K. Kaul" by failing to pay him a "tandem bonus" he alleges was due and payable to him on the 30th day following his termination of employment.

      The Company removed the case to the U.S. District Court for the Southern District of New York on July 25, 2001. Mr. Kaul filed an Amended Complaint ("Amended Complaint") in the U.S. District Court for the Southern District of New York on September 18, 2001. The Amended Complaint repeats many of the claims made in the original Complaint and adds ERISA claims. On October 11, 2001, the Company filed its Answer, Defenses and Counterclaims to the Amended Complaint, denying liability under each of Mr. Kaul's causes of action, raising several defenses and stating nine counterclaims against Mr. Kaul. The counterclaims include (1) breach of contract; (2) breach of the Non-Competition and Confidentiality Agreement with the Company; (3) breach of fiduciary duty; (4) unfair competition; and (5) unjust enrichment. The Company seeks damages, including, without limitation, the $341,803 in severance pay and car allowance Mr. Kaul received following his resignation, $412,336 for amounts paid to Mr. Kaul for car allowance and related benefits, the cost of a long-term disability policy, and certain payments made to personal attorneys and consultants retained by Mr. Kaul during his employment, $43,847 for certain services the Company provided and certain expenses the Company incurred, relating to the renovation and leasing of office space occupied by Mr. Kaul's spouse at 115 River Road, Edgewater, New Jersey, the Company's current headquarters, $211,729 on a tax loan to Mr. Kaul outstanding since 1997 and interest, compensatory and punitive damages and attorneys' fees. The case is pending. The discovery period has closed, the Company has moved to amend its counterclaims, and the parties have each moved for summary judgment. The Company requests summary judgment dismissing Mr. Kaul's claims including, without limitation, Mr Kaul's claim for damages in the amount of $3,583,800, or, in the alternative, a declaratory judgment from the court that he is entitled to all change of control benefits under the "Hanover Direct, Inc. Thirty-Six Month Salary Continuation Plan," and summary judgment awarding damages on the Company's claim for reimbursement of a tax loan. Mr. Kaul requests summary judgment dismissing certain of the Company's counterclaims and defenses. The briefing on the motions is completed. No trial date has been set. It is too early to determine the potential outcome, which could have a material impact on the Company's results of operations when resolved in a future period.

      In January 2000 and May 2001, the Company provided its full cooperation in an investigation by the Federal Trade Commission ("FTC") into the marketing of discount buying clubs to see whether any of the entities investigated engaged in
(1) unfair or deceptive acts or practices in violation of Section 5 of the FTC Act and/or (2) deceptive or abusive telemarketing acts or practices in violation of the FTC's Telemarketing Sales Rule. It was subsequently revealed to the Company that the FTC was conducting an investigation into the activities of entities owned or controlled by Ira Smolev. On October 24, 2001, the FTC made final its "Stipulated Final Judgment And Order For Permanent Injunction And Monetary Settlement" against Ira Smolev and named defendant companies in the case of Federal Trade Commission v. Ira Smolev, et al. (USDC So. Dist. FL, Ft. Lauderdale Div.) (the "Order"). The named defendants included The Shopper's Edge, LLC (the Company's private label discount buying club which is owned by Mr. Smolev), FAR Services, LLC (the Smolev-owned contracting party to the Company's Marketing Agreement which was terminated in January 2001) and Consumer Data Depot, LLC (the Smolev-owned contracting party to the Company's Paymentech Processing Agreement). The Order will directly affect only those activities of the Company, which are "in active concert or participation with the named defendants [i.e., The Shopper's Edge, LLC, FAR Services, LLC and Consumer Data Depot, LLC]." The most important implication of the Order was that the Company, as bookkeeper to the club for sustaining members of The Shopper's Edge, may not process payments from members of The Shopper's Edge club for membership renewals where the purported authorization of the membership occurred prior to the effective date of the Order, without first obtaining, within 60 days prior to the date on which the consumer is billed, an "express verifiable authorization" of such renewal that complies with the specifications of the Order. All choices specified for "express verifiable authorization" contained in the Order are effectively "positive opt-in," would have required some direct mail or technology expenditures and would have severely hurt response rates, which could have had a material impact on the Company's profits from discount buying club membership revenues. The last renewals of

Shopper's Edge memberships were processed in October, 2001 by agreement between the Company and Ira Smolev. During April 2002, the Company received an inquiry from the FTC asking for an explanation of how the Company is complying with the Order and, if the Company is asserting that it is not subject to the Order, to provide an explanation of the basis for such assertion. The Company has replied in writing to the FTC that it is not subject to the Order, and has provided an explanation of its relationship with Mr. Smolev.

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

      A class action lawsuit was commenced on February 13, 2002 entitled Jacq Wilson, suing on behalf of himself, all others similarly situated, and the general public v. Brawn of California, Inc. dba International Male and Undergear, and Does 1-100 ("Brawn") in the Superior Court of the State of California, City and County of San Francisco. Does 1-100 are internet and catalog direct marketers offering a selection of men's clothing, sundries, and shoes who advertise within California and nationwide. The complaint alleges that for at least four years, members of the class have been charged an unlawful, unfair, and fraudulent insurance fee and tax on orders sent to them by Brawn; that Brawn was engaged in untrue, deceptive and misleading advertising in that it was not lawfully required or permitted to collect insurance, tax and sales tax from customers in California; and that Brawn has engaged in acts of unfair competition under the state's Business and Professions Code. Plaintiff and the class seek (i) restitution and disgorgement of all monies wrongfully collected and earned by Brawn, including interest and other gains made on account of these practices, including reimbursement in the amount of the insurance, tax and sales tax collected unlawfully, together with interest, (ii) an order enjoining Brawn from charging customers insurance and tax on its order forms and/or from charging tax on the delivery, shipping and insurance charges, (iii) an order directing Brawn to notify the California State Board of Equalization of the failure to pay the correct amount of tax to the state and to take appropriate steps to provide the state with the information needed for audit, and (iv) compensatory damages, attorneys' fees, pre-judgment interest, and costs of the suit. The claims of the individually named plaintiff and for each member of the class amount to less than $75,000. On April 15, 2002, the Company filed a Motion to Stay the Wilson action in favor of the previously filed Martin action. On May 14, 2002, the Court heard the argument in the Company's Motion to Stay the action in favor of the Oklahoma action, denying the motion. The Court decided that the California sales tax issue should be resolved in California. Discovery is proceeding and the Company plans to conduct a vigorous defense of this action. The Company believes it has defenses against the claims and intends to file a motion for summary judgment in the case. It is too early to determine the outcome or range of potential settlement, which could have a material impact on the Company's results of operations when settled in a future period. Defense counsel to the Company will seek to have the resolution of the five class action cases (Martin, Teichman, Wilson, and the two Argonaut cases which are discussed below) combined, or their effects lessened, in that there are common issues and a substantially similar class sought to be defined in the five cases.

      A class action lawsuit was commenced on February 20, 2002 entitled Argonaut Consumer Rights Advocates Inc., suing on behalf of the General Public
v. Gump's By Mail, Inc. ("Gump's"), and Does 1-100 in the Superior Court of the State of California, City and County of San Francisco. The plaintiff is a non-profit public benefit corporation suing under the California Business and Profession Code. Does 1-100 would include persons whose activities include the direct sale of tangible personal property to California consumers including the type of merchandise that Gump's -- the store and the catalog -- sell, by telephone, mail order, and sales through the web sites www.gumpsbymail.com and www.gumps.com. The complaint alleges that for at least four years members of the class have been charged an unlawful, unfair, and fraudulent tax and "sales tax" on their orders in violation of California law and court decisions, including the state Revenue and Taxation Code, Civil Code, and the California Board of Equalization; that Gump's engages in unfair business practices; that Gump's engaged in untrue and misleading advertising in that it was not lawfully required to collect tax and sales tax from customers in California; is not lawfully required or permitted to add tax and sales tax on separately stated shipping or delivery charges to California consumers; and that it does not add the appropriate or applicable or specific correct tax or sales tax to its orders. Plaintiff and the class seek (i) restitution of all tax and sales tax charged by Gump's on each transaction and/or restitution of tax and sales tax charged on the shipping charges; (ii) an order enjoining Gump's from charging customers for tax on orders or from charging tax on the shipping charges; and
(iii) attorneys' fees, pre-judgment interest on the sums refunded, and costs of the suit. On April 15, 2002, the Company filed an Answer and Separate Affirmative Defenses to the complaint, generally denying the allegations of the complaint and each and every cause of action alleged, and denying that plaintiff has been damaged or is entitled to any relief whatsoever. During June, 2002, the Company filed its Answers and Objections to Plaintiff's First Set of Interrogatories, Responses and Objections to Plaintiff's First Request for Production of Documents, and a Stipulation and Protective Order. At a status conference held on July 26, 2002, plaintiff moved to have the court strike a January 2003 trial date, and re-set trial for a later date. Company counsel filed no objection to the motion. No new trial date has been set. Discovery is now proceeding. The Company plans to conduct a vigorous defense of this action. The Company believes it has defenses against the claims and intends to file a motion for summary judgment in the case. It is too early to determine the outcome or range of potential settlement, which could have a material impact on the Company's results of operations when settled in a future period. Defense counsel to the Company will seek to have the resolution of the five class action cases combined, or their effects lessened, in that there are common issues and a substantially similar class sought to be defined in the five cases.

      A class action lawsuit was commenced on March 5, 2002 entitled Argonaut Consumer Rights Advocates Inc., suing on behalf of the General Public v. Domestications LLC, and Does 1-100 ("Domestications") in the Superior Court of the State of California, City and County of San Francisco. The plaintiff is a non-profit public benefit corporation suing under the California Business and Profession Code. Does 1-100 would include persons responsible for the conduct alleged in the complaint, including the direct sale of tangible personal property to California consumers including the type of merchandise that Domestications sells, by telephone, mail order, and sales through the web site www.domestications.com. The plaintiff claims that for at least four years members of the class have been charged an unlawful, unfair, and fraudulent tax and sales tax for different rates and amounts on the catalog and internet orders on the total amount of goods, tax and sales tax on shipping charges, which are not subject to tax or sales tax under California law, in violation of California law and court decisions, including the state Revenue and Taxation Code, Civil Code, and the California Board of Equalization; that Domestications engages in unfair business practices; and that Domestications engaged in untrue and misleading advertising in that it was not lawfully required to collect tax and sales tax from customers in California. Plaintiff and the class seek (i) restitution of all sums, interest and other gains made on account of these practices; (ii) prejudgment interest on all sums wrongfully collected; (iii) an order enjoining Domestications from charging customers for tax on their orders and/or from charging tax on the shipping charges; and (iv) attorneys' fees and costs of the suit. The Company filed an Answer and Separate Affirmative Defenses to the Complaint, generally denying the allegations of the Complaint and each and every cause of action alleged, and denying that plaintiff has been damaged or is entitled to any relief whatsoever. On June 20, 2002, the Company filed its Answers and Objections to plaintiff's first set of form interrogatories and request for production of documents. The Company also submitted to plaintiff a draft of a proposed Stipulation and Protective Order for comment. Once the Protective Order has been agreed upon by the parties and entered by the Court, the Company will produce the documents responsive to plaintiff's requests. Discovery is proceeding and the Company plans to conduct a vigorous defense. The Company believes it has defenses against the claims. It is too early to determine the outcome or range of potential settlement, which could have a material impact on the Company's results of operations when settled in a future period. Defense counsel to the Company will seek to have the resolution of the five class action cases combined, or their effects lessened, in that there are common issues and a substantially similar class sought to be defined in the five cases.

      In addition, the Company is involved in various routine lawsuits of a nature which are deemed customary and incidental to its businesses. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 2002 annual meeting of stockholders of the Company was held in Weehawken, New Jersey on May 16, 2002. Holders of 125,761,615 shares of Common Stock and 1,622,111 shares of Series B Participating Preferred Stock outstanding and entitled to vote at the meeting, or 91.9% of the outstanding shares, were present at the meeting in person or by proxy.

1. The following five directors were elected to a one-year term expiring in 2003:

                    NAME                 FOR          WITHHELD
                    ----                 ---          --------
               Thomas C. Shull       141,475,079      507,646
               E. Pendleton James    141,412,854      569,871
               J. David Hakman       141,428,379      554,346
               Kenneth Krushel       141,486,579      496,146
               Basil P. Regan        141,476,624      506,101

2. The proposal to delegate to the Board the authority to select the Company's independent auditors for the fiscal year ending December 28, 2002, after review by the Audit Committee of the Board, from amongst established national audit firm, received the following votes: 141,581,387 shares voted in favor; 368,511 shares voted against; and 32,827 shares abstained.

3. The proposal to ratify the 2002 Stock Option Plan for Directors received the following votes: 136,642,764 shares voted in favor; 5,084,931 shares voted against; and 255,030 shares abstained.

ITEM 5.  OTHER INFORMATION

      The Company entered into an agreement with the landlord and the sublandlord to terminate its sublease of the Company's closed 497,200 square foot warehouse and telemarketing facility located in Maumelle, Arkansas. The agreement provided for the payment by the Company to the sublandlord of $1,600,000, plus taxes through April 30, 2002 in the amount of $198,000. The Company made all of the payments in four weekly installments between May 2, 2002 and May 24, 2002. Upon the satisfaction by the Company of all of its obligations under the agreement, the sublease terminated and the Company was released from all further obligations under the sublease. The Company's previously established reserves for Maumelle, Arkansas were adequate based upon the terms of the final settlement agreement.

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

      The Board of Directors of the Company, upon recommendation of its Audit Committee, decided to end the engagement of Arthur Andersen LLP ("Arthur Andersen") as the Company's independent public accountants, effective after Arthur Andersen's review of the Company's financial results for the fiscal quarter ended March 30, 2002 and the filing of the Quarterly Report on Form 10-Q for such quarter, which took place May 14, 2002, and authorized the engagement of KPMG LLP ("KPMG") to serve as the Company's independent public accountants for the fiscal year ending December 28, 2002. Arthur Andersen's report on the Company's 2001 financial statements was issued on March 16, 2002, in conjunction with the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

            None.

(b)         Reports on Form 8-K

1.1         Form 8-K, filed April 1, 2002 - reporting pursuant to Item 5 of such
            Form an unofficial transcript of its conference call with management to review the fiscal year 2001 full year operating results.

1.2         Form 8-K, filed May 8, 2002 - reporting pursuant to Item 5 of such
            Form scheduling information regarding its conference call with management to review the first quarter 2002 operating results.

1.3         Form 8-K, filed May 10, 2002 - reporting pursuant to Item 5 of such
            Form the appointment of KPMG LLP as the Company's independent public accountants for the fiscal year ending December 28, 2002.

1.4         Form 8-K, filed May 15, 2002 - reporting pursuant to Item 9 of such
            Form operating results for the thirteen-weeks ended March 30, 2002.

1.5         Amendment No.1 to Form 8-K, filed May 16, 2002 - amendment of Form
            8-K filed on May 10, 2002, reporting pursuant to Item 5 of such Form the appointment of KPMG LLP as the Company's independent public accountants for the fiscal year ending December 28, 2002.

1.6         Form 8-K, filed May 20, 2002 - reporting pursuant to Item 5 of such
            Form an unofficial transcript of its conference call with management to review the fiscal year 2002 first quarter operating results.

1.7 Form 8-K, filed May 21, 2002 - reporting pursuant to Items 7 and 9 of such Form slides which accompanied a presentation by Thomas C.
            Shull, the Chairman of the Company's Board of Directors and the Company's President and Chief Executive Officer, which followed the
            Annual Meeting of Shareholders on May 16, 2002.

1.8 Form 8-K, filed August 2, 2002 - reporting pursuant to Item 5 of such Form scheduling information regarding its conference call with management to review the first half 2002 operating results.

1.9 Form 8-K, filed August 8, 2002 - reporting pursuant to Item 9 of such Form operating results for the thirteen and twenty-six weeks ended June 29, 2002.

1.10 Form 8-K, filed August 12, 2002 - reporting pursuant to Item 5 of such Form an unofficial transcript of its conference call with management to review operating results for the thirteen and twenty-six weeks ended June 29, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Edgewater, State of New Jersey.




                                         HANOVER DIRECT, INC.

                                         Registrant




                                         By:  /s/ Edward M. Lambert
                                         -------------------------------------
                                                  Edward M. Lambert
                                             Executive Vice President and
                                               Chief Financial Officer
                                         (On behalf of the Registrant and as
                                             principal financial officer)



Date: August 13, 2002