Form 10-Q/A
period 2002-06-29
HANOVER DIRECT INC
filed 2002-08-19
CIK 320333

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q/A1
                              AMENDMENT NO.1 TO

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

                              HANOVER DIRECT, INC.

                                TABLE OF CONTENTS


                                                                                                                      Page
                                                                                                                      ----

Part I - Financial Information

    Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets -
         June 29, 2002 and December 29, 2001 ......................................................................      2

       Condensed Consolidated Statements of Income (Loss) - 13- and 26- weeks ended
         June 29, 2002 and June 30, 2001 ..........................................................................      4

       Condensed Consolidated Statements of Cash Flows - 26- weeks ended
         June 29, 2002 and June 30, 2001...........................................................................      5

       Notes to Condensed Consolidated Financial Statements........................................................      6

    Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition and
         Results of Operations.....................................................................................     17

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk............................................     25

Part II - Other Information

    Item 6.  Exhibits and Reports on Form 8-K......................................................................     26

    Signatures.....................................................................................................     27

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                                     June 29,      December 29,
                                                       2002           2001
                                                  -------------   -------------
                                                   (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
                                                    $     885      $   1,121
      Cash and cash equivalents
      Accounts receivable, net                         17,860         19,456
      Inventories                                      51,266         59,223
      Prepaid catalog costs                            17,341         14,620
      Deferred tax asset, net                           3,300          3,300
      Other current assets                              3,566          3,000
                                                    ---------      ---------
         Total Current Assets                          94,218        100,720
                                                    ---------      ---------

PROPERTY AND EQUIPMENT, AT COST:
      Land                                              4,509          4,509
      Buildings and building improvements              18,205         18,205
      Leasehold improvements                           12,369         12,466
      Furniture, fixtures and equipment                59,562         59,287
                                                    ---------      ---------
                                                       94,645         94,467

      Accumulated depreciation and amortization       (63,100)       (60,235)
                                                    ---------      ---------
         Property and equipment, net                   31,545         34,232
                                                    ---------      ---------
Goodwill, net                                           9,278          9,278
Deferred tax asset, net                                11,700         11,700
Other assets                                            1,118          1,731
                                                    ---------      ---------
         Total Assets                               $ 147,859      $ 157,661
                                                    =========      =========


            See notes to Condensed Consolidated Financial Statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)



                                                                                         June 29,      December 29,
                                                                                           2002           2001
                                                                                      -------------  -----------------
                                                                                       (UNAUDITED)
               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)


CURRENT LIABILITIES:
     Current portion of long-term debt and capital lease obligations                    $   3,068        $   3,162
     Accounts payable                                                                      40,510           46,348
     Accrued liabilities                                                                   20,171           25,132
     Customer prepayments and credits                                                       7,396            5,143
                                                                                        ---------        ---------
              Total Current Liabilities                                                    71,145           79,785
                                                                                        ---------        ---------
NON-CURRENT LIABILITIES:
     Long-term debt                                                                        26,492           26,548
     Other                                                                                  8,469           10,233
                                                                                        ---------        ---------
              Total Non-current Liabilities                                                34,961           36,781
                                                                                        ---------        ---------
              Total Liabilities                                                           106,106          116,566
                                                                                        ---------        ---------
SERIES B PARTICIPATING PREFERRED STOCK, authorized, issued and outstanding
     1,622,111 shares at June 29, 2002 and December 29, 2001                               83,230           76,823

SHAREHOLDERS' EQUITY (DEFICIENCY):

     Common Stock, $.66 2/3 par value, 300,000,000 shares authorized; 140,436,729 shares issued at June 29, 2002 and 140,336,729 shares issued at
       December 29, 2001                                                                   93,625           93,558
     Capital in excess of par value                                                       345,735          351,558
     Accumulated deficit                                                                 (477,491)        (477,497)
                                                                                        ---------        ---------
                                                                                          (38,131)         (32,381)
                                                                                        ---------        ---------
Less:
     Treasury stock, at cost (2,120,929 shares at June 29, 2002 and
        2,100,929 shares at December 29, 2001)                                             (2,996)          (2,942)
     Notes receivable from sale of Common Stock                                              (350)            (405)
                                                                                        ---------        ---------
              Total Shareholders' Equity (Deficiency)                                     (41,477)         (35,728)
                                                                                        ---------        ---------
              Total Liabilities and Shareholders' Equity (Deficiency)                   $ 147,859        $ 157,661
                                                                                        =========        =========


            See notes to Condensed Consolidated Financial Statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                     FOR THE 13- WEEKS ENDED           FOR THE 26- WEEKS ENDED
                                                                     ------------------------          ------------------------
                                                                    JUNE 29,         JUNE 30,          JUNE 29,        JUNE 30,
                                                                      2002             2001             2002             2001
                                                                    ---------        ---------        ---------        ---------

NET REVENUES                                                        $ 113,852        $ 133,507        $ 223,363        $ 277,801
                                                                    ---------        ---------        ---------        ---------

OPERATING COSTS AND EXPENSES:
     Cost of sales and operating expenses                              70,326           83,204          141,489          175,615
     Special charges                                                       --            5,025              233            6,081
     Selling expenses                                                  26,579           37,679           51,199           77,057
     General and administrative expenses                               12,552           15,399           24,972           30,695
     Depreciation and amortization                                      1,481            1,940            2,983            3,899
                                                                    ---------        ---------        ---------        ---------
                                                                      110,938          143,247          220,876          293,347
                                                                    ---------        ---------        ---------        ---------
EARNINGS (LOSS) FROM OPERATIONS                                         2,914           (9,740)           2,487          (15,546)
     Gain on sale of Improvements                                         318           22,818              318           22,818
     Gain on sale of Kindig Lane                                           --            1,529               --            1,529
                                                                    ---------        ---------        ---------        ---------

EARNINGS BEFORE INTEREST AND INCOME TAXES                               3,232           14,607            2,805            8,801
     Interest expense, net                                              1,386            1,845            2,739            3,651
                                                                    ---------        ---------        ---------        ---------
     Earnings before income taxes                                       1,846           12,762               66            5,150
     Income tax provision                                                  30               30               60               60
                                                                    ---------        ---------        ---------        ---------

NET EARNINGS AND COMPREHENSIVE EARNINGS                                 1,816           12,732                6            5,090

     Preferred stock dividends and accretion                            3,503            2,984            6,407            5,864
                                                                    ---------        ---------        ---------        ---------

NET EARNINGS (LOSS) APPLICABLE TO COMMON
SHAREHOLDERS                                                        $  (1,687)       $   9,748)       $  (6,401)       $    (774)
                                                                    =========        =========        =========        =========

NET EARNINGS (LOSS) PER COMMON SHARE:
     Net earnings (loss) per common share - basic and diluted       $    (.01)       $     .05        $    (.05)       $    (.00)
                                                                    =========        =========        =========        =========
     Weighted average common shares outstanding - basic
     (thousands)                                                      138,264          212,186          138,245          212,327
                                                                    =========        =========        =========        =========
     Weighted average common shares outstanding - diluted
     (thousands)                                                      138,264          212,786          138,245          212,327
                                                                    =========        =========        =========        =========


            See notes to Condensed Consolidated Financial Statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                                 FOR THE 26- WEEKS ENDED
                                                                                                 -----------------------
                                                                                                 JUNE 29,         JUNE 30,
                                                                                                   2002            2001
                                                                                                 --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                                     $      6        $  5,090
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
     Depreciation and amortization, including deferred fees                                         3,696           4,212
     Provision for doubtful accounts                                                                   83             283
     Special charges                                                                                   --           2,388
     Gain on sale of Improvements                                                                      --         (22,818)
     Gain on sale of Kindig Lane                                                                       --          (1,529)
     Compensation expense related to stock options                                                    627           1,379
Changes in assets and liabilities, net of sale of business:
     Accounts receivable                                                                            1,513           7,928
     Inventories                                                                                    7,957           5,382
     Prepaid catalog costs                                                                         (2,721)         (3,824)
     Accounts payable                                                                              (5,838)         (2,377)
     Accrued liabilities                                                                           (4,961)         (9,241)
     Customer prepayments and credits                                                               2,253           1,051
     Other non-current liabilities                                                                 (1,764)         (1,577)
     Other, net                                                                                      (662)           (248)
                                                                                                 --------        --------
Net cash provided (used) by operating activities                                                      189         (13,901)
                                                                                                 --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property and equipment                                                          (300)           (734)
     Proceeds from sale of Improvements                                                                --          30,235
     Proceeds from sale of Kindig Lane                                                                 --           4,671
                                                                                                 --------        --------
Net cash provided (used) by investing activities                                                     (300)         34,172
                                                                                                 --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (payments) under Congress revolving loan facility                               1,477         (15,029)
     Payments under Congress term loan facility                                                    (1,531)         (4,746)
     Payments under capital lease obligations                                                         (96)             --
     Other, net                                                                                        25             (88)
                                                                                                 --------        --------
Net cash (used) by financing activities                                                              (125)        (19,863)
                                                                                                 --------        --------
Net increase (decrease) in cash and cash equivalents                                                 (236)            408
Cash and cash equivalents at the beginning of the year                                              1,121           1,691
                                                                                                 --------        --------
Cash and cash equivalents at the end of the period                                               $    885        $  2,099
                                                                                                 ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
     Interest                                                                                    $  1,706        $  2,946
                                                                                                 ========        ========
     Income taxes                                                                                $    137        $     85
                                                                                                 ========        ========
Non-cash investing and financing activities:
     Series B Participating Preferred Stock redemption price increase                            $  6,407        $     --
                                                                                                 ========        ========
     Stock dividend and accretion of Series A Cumulative Participating Preferred Stock           $     --        $  5,864
                                                                                                 ========        ========


            See notes to Condensed Consolidated Financial Statements.

                         HANOVER DIRECT, INC. AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)

1.  BASIS OF PRESENTATION

      The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Reference should be made to the annual financial statements, including the footnotes thereto, included in the Hanover Direct, Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended December 29, 2001. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial condition, results of operations and cash flows of the Company and its consolidated subsidiaries for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform to the current year presentation. Pursuant to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the consolidated operations of Hanover Direct, Inc. are reported as one segment.

2.  RETAINED EARNINGS RESTRICTIONS

      The Company is restricted from paying dividends at any time on its Common Stock or from acquiring its capital stock by certain debt covenants contained in agreements to which the Company is a party.

3.  NET EARNINGS (LOSS) PER SHARE

      Net earnings (loss) per share is computed using the weighted average number of common shares outstanding in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The weighted average number of shares used in the calculation for both basic and diluted net (loss) per share for the 13-week period ended June 29, 2002 was 138,264,152. For the 13-week period ended June 30, 2001, the weighted average number of shares used in the calculation for basic and diluted net earnings per share were 212,186,331 and 212,786,467 shares, respectively. The weighted average number of shares used in the calculation for both basic and diluted net (loss) per share for the 26-week periods ended June 29, 2002 and June 30, 2001 was 138,244,591 and 212,327,375 shares, respectively. Diluted net
(loss) per share equals basic net (loss) per share as the inclusion of potentially dilutive securities would have an anti-dilutive impact on the diluted calculation as a result of the net losses incurred during the 13-week period ended June 29, 2002 and 26-week periods ended June 29, 2002 and June 30, 2001. The number of potentially dilutive securities excluded from the calculation of diluted net (loss) per share was 1,442,642 common share equivalents for the 13-week period ended June 29, 2002. The number of potentially dilutive securities excluded from the calculation of diluted net
(loss) per share was 1,702,238 and 1,186,056 common share equivalents for the 26-week periods ended June 29, 2002 and June 30, 2001, respectively.

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

5.  SPECIAL CHARGES

      In December 2000, the Company began a strategic business realignment program that resulted in the recording of special charges for severance, facility exit costs and fixed asset write-offs. Special charges recorded in fiscal years 2000 and 2001 relating to the strategic business realignment program were $19.1 million and $11.3 million, respectively. The actions related to the strategic business realignment program were taken in an effort to direct the Company's resources primarily towards a loss reduction and return to profitability.

      In the first quarter of 2002, special charges relating to the strategic business realignment program were recorded in the amount of $0.2 million. These charges consisted primarily of severance costs related to the elimination of an additional 10 FTE positions and costs associated with the Company's decision to close a product manufacturing facility located in San Diego, California. In the second quarter of 2002, no additional special charges relating to the strategic business realignment program were recorded.

      As of the end of the second quarter of 2002, a liability is included on the Company's balance sheet related to future costs in connection with the Company's strategic business realignment program consisting of the following (in thousands):

                              Severance &
                               Personal    Lease &
                                Costs     Exit Costs  IT Leases   Total
                               --------   ----------  ---------   -----
Balance at December 30, 2000   $ 4,324    $ 7,656    $ 1,043    $ 13,023

2001 Expenses                    3,828      4,135          -       7,963
Paid in 2001                    (5,606)    (3,654)      (670)     (9,930)
                               -------    -------    -------    --------
Balance at December 29, 2001     2,546      8,137        373      11,056

2002 Expenses                      122        111          -         233
Paid in 2002                    (2,008)    (3,540)      (114)     (5,662)
                               -------    -------    -------    --------
Balance at June 29, 2002       $   660    $ 4,708    $   259    $  5,627
                               =======    =======    =======    ========


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

6.  SALE OF IMPROVEMENTS BUSINESS

      On June 29, 2001, the Company sold certain assets and liabilities of its Improvements business to HSN, a division of USA Networks, Inc.'s Interactive Group for approximately $33.0 million. In conjunction with the sale, the Company's Keystone Internet Services, Inc. subsidiary agreed to provide telemarketing and fulfillment services for the Improvements business under a services agreement with the buyer for a period of three years.

      The asset purchase agreement between the Company and HSN provides that if Keystone Internet Services, Inc. fails to perform its obligations during the first two years of the services contract, the purchaser can receive a reduction in the original purchase price of up to $2.0 million. An escrow fund of $3.0 million, which was withheld from the original proceeds of the sale, has been established for a period of two years under the terms of an escrow agreement between LWI Holdings, Inc., HSN and The Chase Manhattan Bank as a result of these contingencies. As of June 29, 2002, the balance in the escrow fund is $2.6 million.

      The Company recognized a net gain on the sale of approximately $23.2 million, including a non-cash goodwill charge of $6.1 million, in fiscal year 2001, which represents the excess of the net proceeds from the sale over the net assets assumed by HSN, the goodwill associated with the Improvements business and expenses related to the transaction. In June 2002, the Company recognized $0.3 million of the deferred gain consistent with the terms of the escrow agreement. Proceeds of $0.3 million relating to the deferred gain were received July 2, 2002. The recognition of an additional gain of up to approximately $2.3 million has been deferred until the contingencies described above expire, which will occur no later than the middle of the 2003 fiscal year.

7.  SALE OF KINDIG LANE PROPERTY

      On May 3, 2001, as part of the Company's strategic business realignment program, the Company sold its fulfillment warehouse in Hanover, Pennsylvania (the "Kindig Lane Property") and certain equipment located therein for $4.7 million to an unrelated third party. Substantially all of the net proceeds of the sale were paid to Congress Financial Corporation ("Congress"), pursuant to the terms of the Congress Credit Facility, and applied to a partial repayment of the Tranche A Term Loan made by Congress to Hanover Direct Pennsylvania, Inc., an affiliate of the Company, and to a partial repayment of the indebtedness under the Congress Credit Facility. The Company realized a net gain on the sale of approximately $1.5 million. The Company has continued to use the Kindig Lane Property under a lease agreement with the third party, and will continue to lease a portion of the Kindig Lane Property on a month-to-month basis. The Company intends to transition the activities of the Kindig Lane Property into the Company's fulfillment center in Roanoke, Virginia at a future date.


8.  CHANGES IN EMPLOYMENT AGREEMENTS

      Shull Employment Agreement. Effective December 5, 2000, Thomas C. Shull, Meridian Ventures, LLC, a limited liability company controlled by Mr. Shull ("Meridian"), and the Company entered into a Services Agreement (the "December 2000 Services Agreement"). The December 2000 Services Agreement was replaced by a subsequent services agreement, dated as of August 1, 2001 (the "August 2001 Services Agreement"), among Mr. Shull, Meridian and the Company, and a Services Agreement, dated as of December 14, 2001 (the "December 2001 Services Agreement"), among Mr. Shull, Meridian, and the Company. The December 2001 Services Agreement is being replaced effective September 1, 2002 by an Employment Agreement between Mr. Shull and the Company, dated as of September 1, 2002 (the "Shull Employment Agreement"), pursuant to which Mr. Shull is to be employed by the Company as its President and Chief Executive Officer, as described below.

      The term of the Shull Employment Agreement will begin on September 1, 2002 and will terminate on September 30, 2004 (the "Shull Employment Agreement Term").

      Under the Shull Employment Agreement, Mr. Shull is to receive from the Company base compensation equal to $900,000 per annum, payable at the rate of $75,000 per month ("Base Compensation"). Mr. Shull is to be provided with participation in the Company's employee benefit plans, including but not limited to the Company's Key Executive Eighteen Month Compensation Continuation Plan (the "Change of Control Plan") and its transaction bonus program. The Company is also to reimburse Mr. Shull for his reasonable out-of-pocket expenses incurred in connection with his employment by the Company.

      Under the Shull Employment Agreement, the Company shall pay the remaining unpaid $300,000 of Mr. Shull's fiscal 2001 bonus under the Company's 2001 Management Incentive Plan by no later than December 28, 2002 (or on the date of closing of any transaction which constitutes a "change of control" thereunder, if earlier). Mr. Shull shall receive the same bonus amount for fiscal 2002 under the Company's 2002 Management Incentive Plan as all other Class 8 participants (as defined in such Plan) receive under such Plan for such period, subject to all of the terms and conditions applicable generally to Class 8 participants thereunder. Mr. Shull shall earn annual bonuses for fiscal 2003 and 2004 under such plans as the Company's Compensation Committee may approve in a manner consistent with bonuses awarded to other senior executives under such plans.

     Under the Shull Employment Agreement, the Company shall, on December 28, 2002 (or the date of closing of any transaction which constitutes a "change of control" thereunder, if earlier), make the lump sum cash payment of $450,000 to Mr. Shull previously due to be paid to Meridian on June 30, 2002. In addition, the Company has agreed to make two equal lump sum cash payments of $225,000 each to Mr. Shull on March 31, 2003 and September 30, 2004, notwithstanding any "change of control."

      Under the Shull Employment Agreement, upon the closing of any transaction which constitutes a "change of control" thereunder, provided that Mr. Shull is then employed by the Company, the Company shall make a lump sum cash payment to Mr. Shull on the date of such closing of $1,350,000 pursuant to the Change of Control Plan, $450,000 pursuant to the Company's transaction bonus program and such bonuses as may be payable pursuant to the Company's Management Incentive Plans for the applicable fiscal year. Any such lump sum payment would be in lieu of (i) any cash payment under the Shull Employment Agreement as a result of a termination thereof upon the first day after the acquisition of the Company (whether by merger or the acquisition of all of its outstanding capital stock) or the tenth day after the sale or any series of sales since April 27, 2001 involving an aggregate of 50% or more of the market value of the Company's assets (for this purpose under the Shull Employment Agreement, such 50% amount shall be deemed to be $107.6 million), and (ii) the aggregate amount of Base Compensation to which Mr. Shull would have otherwise been entitled through the end of the Shull Employment Agreement Term.

      Under the Shull Employment Agreement, additional amounts are payable to Mr. Shull by the Company under certain circumstances upon the termination of the Shull Employment Agreement. If the termination is on account of the expiration of the Shull Employment Agreement Term, Mr. Shull shall be entitled to receive such amount of bonus as may be payable pursuant to the Company's applicable bonus plan as well as employee benefits such as accrued vacation and insurance in accordance with the Company's customary practice. If the termination is on account of the Company's material breach of the Shull Employment Agreement or the Company's termination of the Shull Employment Agreement where there has been no Willful Misconduct (as defined in the Shull Employment Agreement) or material breach thereof by Mr. Shull, Mr. Shull shall be entitled to receive (i) a lump sum payment equal to the aggregate amount of Base Compensation to which he would have otherwise been entitled through the end of the Shull Employment Agreement Term, plus (ii) $900,000 in severance pay and such amount of bonus as may be payable pursuant to the Company's applicable bonus plan as well as employee benefits such as accrued vacation and insurance in accordance with the Company's customary practice. If the termination is on account of the acquisition of the Company (whether by merger or the acquisition of all of its outstanding capital stock) or the sale or any series of sales since April 27, 2001 involving an aggregate of 50% or more of the market value of the Company's assets (for this purpose under the Shull Employment Agreement, such 50% amount shall be deemed to be $107.6 million) and the amount realized in the transaction is less than $0.50 per common share (or the equivalent of $0.50 per common share), and if and only if the Change of Control Plan shall not then be in effect, Mr. Shull shall be entitled to receive a lump sum payment equal to the aggregate amount of Base Compensation to which he would have otherwise been entitled through the end of the Shull Employment Agreement Term. If the termination is on account of the acquisition of the Company (whether by merger or the acquisition of all of its outstanding capital stock) or the sale or any series of sales since April 27, 2001 involving an aggregate of 50% or more of the market value of the Company's assets (for this purpose under the Shull Employment Agreement, such 50% amount shall be deemed to be $107.6 million) and the amount realized in the transaction equals or exceeds $0.50 per common share (or the equivalent of $0.50 per common share), and if and only if the Change of Control Plan shall not then be in effect, Mr. Shull shall be entitled to receive a lump sum payment equal to the greater of the Base Compensation to which he would have otherwise been entitled through the end of the Shull Employment Agreement Term or $1,000,000. If the termination is on account of an acquisition or sale of the Company (whether by merger or the acquisition of all of its outstanding capital stock) or the sale or any series of sales since April 27, 2001 involving an aggregate of 50% or more of the market value of the Company's assets (for this purpose under the Shull Employment Agreement, such 50% amount shall be deemed to be $107.6 million) and the Change of Control Plan shall then be in effect, Mr. Shull shall only be entitled to receive his benefit under the Change of Control Plan.

      Under the Shull Employment Agreement, the Company is required to maintain directors' and officers' liability insurance for Mr. Shull during the Shull Employment Agreement Term. The Company is also required to indemnify Mr. Shull in certain circumstances.

      Amended Thomas C. Shull Stock Option Award Agreements. During December 2000, the Company entered into a stock option agreement with Thomas C. Shull to evidence the grant to Mr. Shull of an option to purchase 2.7 million shares of the Company's common stock (the "Shull 2000 Stock Option Agreement"). Effective as of September 1, 2002, the Company has amended the Shull 2000 Stock Option Agreement to (i) extend the final expiration date for the stock option under the Shull 2000 Stock Option Agreement to June 30, 2005, and (ii) replace all references therein to the December 2000 Services Agreement with references to the Shull Employment Agreement.

      During December 2001, the Company entered into a stock option agreement with Mr. Shull to evidence the grant to Mr. Shull of an option to purchase 500,000 shares of the Company's common stock under the Company's 2000 Management Stock Option Plan (the "Shull 2001 Stock Option Agreement"). Effective as of September 1, 2002, the Company has amended the Shull 2001 Stock Option Agreement to (i) provide that any shares purchased by Mr. Shull under the Shull 2001 Stock Option Agreement would not be saleable until September 30, 2004, and (ii) replace all references therein to the December 2001 Services Agreement with references to the Shull Employment Agreement.

      Amended Thomas C. Shull Transaction Bonus Letter. During May 2001, Thomas
C. Shull entered into a letter agreement with the Company (the "Shull Transaction Bonus Letter") under which he would be paid a bonus on the occurrence of certain transactions involving the sale of certain of the Company's businesses. Effective as of September 1, 2002, the Company has amended the Shull Transaction Bonus Letter to (i) increase the amount of Shull's agreed to base salary for purposes of the transaction bonus payable thereunder from $600,000 to $900,000, and (ii) replace all references therein to the December 2000 Services Agreement with references to the Shull Employment Agreement.

9.  RECENTLY ISSUED ACCOUNTING STANDARDS

      In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations" ("FAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Goodwill relates to the International Male and the Gump's brands and the net balance at June 29, 2002 is $9.3 million. The Company adopted FAS 142 effective January 1, 2002 and, as a result, the first and second quarters ended March 30, 2002 and June 29, 2002 did not include an amortization charge for goodwill. The Company obtained the services of an independent appraisal firm during the second quarter ended June 29, 2002 to evaluate whether there was any goodwill impairment upon adoption of FAS 142. The results of the appraisal indicated no goodwill transition impairment based upon the requirements set forth in FAS 142.

       If the provisions of FAS 142 had been implemented for the 13-week period ended June 30, 2001 and the Company had not included an amortization charge for goodwill, the Company's net earnings would have increased by $0.1 million to $12.9 million. If the provisions under FAS 142 had been implemented for the 26-week period ended June 30, 2001 and the Company had not included an amortization charge for goodwill, the Company's net (loss) would have decreased by $0.3 million to $(5.4) million. Net earnings (loss) per share for the 13-week and 26-week periods ended June 30, 2001 would have remained unchanged at $.05 and $(.00) for both basic and diluted earnings (loss) per share calculations.

       In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"). FAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. FAS 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective fiscal 2003. The Company believes adoption of FAS 143 will not have a material effect on its financial statements.

       In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 also extends the reporting requirements to report separately, as discontinued operations, components of an entity that have either been disposed of or classified as held-for-sale. The Company adopted the provisions of FAS 144 in fiscal 2002, and such adoption has had no effect on the Company's results of operations or financial position.

       In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB SFAS No. 13, and Technical Corrections" ("FAS 145"). FAS 145 rescinds FASB SFAS No. 4, 44, and 64 and amends FASB SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted the provisions of FAS 145 in fiscal 2002, and such adoption has had no effect on the Company's results of operations or financial position.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas under EITF 94-3, the liability was recognized at the commitment date to an exit plan. The Company is required to adopt the provisions of FAS 146 effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of adoption of this statement.

10. AMENDMENT TO CONGRESS LOAN AND SECURITY AGREEMENT

      In March 2002, the Company amended the Congress Credit Facility to amend the definition of Consolidated Net Worth such that, effective July 1, 2002, to the extent that the goodwill or intangible assets of the Company and its subsidiaries were impaired under the provisions of FAS 142, such write-off of assets would not be considered a reduction of total assets for the purposes of computing consolidated net worth. The Company obtained the services of an independent appraisal firm during the second quarter ended June 29, 2002 to evaluate whether there has been any goodwill transition impairment. The results of the appraisal indicated no goodwill transition impairment based upon the requirements set forth in FAS 142. The consolidated net working capital, consolidated net worth and earnings before interest, taxes, depreciation, amortization and certain non-cash charges covenants were also amended. In addition, the amendment required the payment of a fee of $100,000.

      On August 16, 2002, the Company amended the Congress Credit Facility to
(i) extend the term of the Tranche B Term Loan from March 31, 2003 to January 31, 2004, (ii) increase by $3,500,000 the borrowing reflected by the Tranche B Term Note from $4,910,714 to $8,410,714, and (iii) make certain related technical amendments to the Congress Credit Facility. The amendment required the payment of fees in the amount of $410,000. Pursuant to this amendment, the Company has reflected the Tranche B borrowings outstanding of $4.0 million at June 29, 2002 in Long-term debt on the Condensed Consolidated Balance Sheet. Achievement of the cost savings and other objectives of the Company's strategic business realignment program is critical to the maintenance of adequate liquidity as is compliance with the terms and provisions of the Congress Credit Facility.

11. SERIES B PARTICIPATING PREFERRED STOCK

      On December 19, 2001, the Company consummated a transaction with Richemont (the "Richemont Transaction") in which the Company issued to Richemont Finance S.A. ("Richemont") 1,622,111 shares of Series B Participating Preferred Stock ("Series B Preferred Stock"). The Series B Preferred Stock has a par value of $0.01 per share.

      The holders of the Series B Preferred Stock are entitled to ten votes per share on any matter on which the Common Stock votes. In addition, in the event that the Company defaults in its obligations arising in connection with the Richemont Transaction, the Certificate of Designations of the Series B Preferred Stock or its agreements with Congress, or in the event that the Company fails to redeem at least 811,056 shares of Series B Preferred Stock by August 31, 2003, then the holders of the Series B Preferred Stock, voting as a class, shall be entitled to elect two members to the Board of Directors of the Company.

      In the event of the liquidation, dissolution or winding up of the Company, the holders of the Series B Preferred Stock are entitled to a liquidation preference (the "Liquidation Preference") which was initially $47.36 per share and which increases quarterly, commencing March 1, 2002. As of March 1, 2002 and June 1, 2002, the Liquidation Preference was $49.15 and $51.31 per share, respectively. As of September 1, 2002 and December 1, 2002, the Liquidation Preference will be $53.89 and $56.95 per share, respectively. As of March 1, 2003, June 1, 2003 and September 1, 2003, the Liquidation Preference will be $60.54, $64.74 and $69.64 per share, respectively. As a result, beginning November 30, 2003, the aggregate Liquidation Preference of the Series B Preferred Stock will be effectively equal to the aggregate liquidation preference of the Class A Preferred Stock previously held by Richemont. As of December 1, 2003, March 1, 2004, June 1, 2004, September 1, 2004 and December 1, 2004, the Liquidation Preference will be $72.25, $74.96, $77.77, $80.69 and $83.72 per share, respectively. As of
March 1, 2005 and June 1, 2005, the Liquidation Preference will be $86.85 and $90.11 per share, respectively.

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

      The Series B Preferred Stock must be redeemed by the Company on August 23, 2005. The Company may redeem all or less than all of the then outstanding shares of Series B Preferred Stock at any time prior to that date. At the option of the holders thereof, the Company must redeem the Series B Preferred Stock upon a Change of Control or upon the consummation of an Asset Disposition or Equity Sale (all as defined in the Certificate of Designations of the Series B Preferred Stock). The redemption price for the Series B Preferred Stock upon a Change of Control or upon the consummation of an Asset Disposition or Equity Sale is the then applicable Liquidation Preference of the Series B Preferred Stock plus the amount of any declared but unpaid dividends on the Series B Preferred Stock. The Company's obligation to redeem the Series B Preferred Stock upon an Asset Disposition or an Equity Sale is subject to the satisfaction of certain conditions set forth in the Certificate of Designations of the Series B Preferred Stock.

      Pursuant to the terms of the Certificate of Designations of the Series B Preferred Stock, the Company's obligation to pay dividends on or redeem the Series B Preferred Stock is subject to its compliance with its agreements with Congress.

      The Certificate of Designations of the Series B Preferred Stock provides that, for so long as Richemont is the holder of at least 25% of the then outstanding shares of Series B Preferred Stock, it shall be entitled to appoint a non-voting observer to attend all meetings of the Board of Directors and any committees thereof. To date, Richemont has not appointed such an observer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following table sets forth, for the fiscal periods indicated, the percentage relationship to net revenues of certain items in the Company's Condensed Consolidated Statements of Income (Loss):


                                             13-WEEKS ENDED               26-WEEKS ENDED
                                             --------------               --------------
                                          JUNE 29,      JUNE 30,       JUNE 29,      JUNE 30,
                                            2002          2001           2002          2001
                                           ------        ------         ------        ------

Net revenues                                100.0%        100.0%         100.0%        100.0%
Cost of sales and operating expenses         61.8          62.3           63.4          63.2
Special charges                               0.0           3.8            0.1           2.2
Selling expenses                             23.3          28.2           22.9          27.7
General and administrative expenses          11.0          11.5           11.2          11.1
Depreciation and amortization                 1.3           1.5            1.3           1.4
Earnings (loss) from operations               2.6          (7.3)           1.1          (5.6)
Gain on sale of Improvements
  and Kindig Lane Property                    0.3          18.2            0.1           8.8
Interest expense, net                         1.2           1.4            1.2           1.3
Net earnings and comprehensive
  earnings                                    1.6%          9.5%           0.0%          1.8%

RESULTS OF OPERATIONS - 13-WEEKS ENDED JUNE 29, 2002 COMPARED WITH THE 13-WEEKS ENDED JUNE 30, 2001

      Net Earnings and Comprehensive Earnings. The Company reported net earnings of $1.8 million for the 13-weeks ended June 29, 2002 compared with net earnings of $12.7 million for the comparable period last year. In addition to measures of operating performance determined in accordance with generally accepted accounting principles, management also uses earnings before interest, income taxes, depreciation and amortization expense ("EBITDA") to evaluate performance. EBITDA is measured because management believes that such information is useful in evaluating the results relative to other entities that operate within its industries. EBITDA is an alternative to, and not a replacement measure of, operating performance as determined in accordance with generally accepted accounting principles. EBITDA decreased by $18.2 million to $5.0 million for the 13-weeks ended June 29, 2002 as compared with $23.2 million for the comparable period in 2001. The results for the 13-week periods ended June 29, 2002 and June 30, 2001 include $0.3 million and $24.3 million, respectively, in after tax gains resulting from the sale of the Improvements business and the Kindig Lane Property. Net earnings (loss) and EBITDA for the 13-weeks ended June 29, 2002 increased $13.1 million and $12.0 million, respectively, over the comparable period in 2001 prior to the recognition of these gains. Net earnings (loss) per share was $(.01) applied to common shareholders for the 13-weeks ended June 29, 2002 and $.05 for the 13-weeks ended June 30, 2001. The per share amounts were calculated after deducting the Series B Preferred Stock redemption price increase of $3.5 million for the 13-weeks ended June 29, 2002 and the Series A Preferred Stock dividends and accretion of $3.0 million for the comparable period in 2001. The weighted average number of shares outstanding used in both the basic and diluted net (loss) per share calculation was 138,264,152 for the 13-week period ended June 29, 2002. For the 13-week period ended June 30, 2001, the weighted average number of shares used in the calculation for the basic and diluted net earnings per share was 212,186,331 and 212,786,467 shares, respectively. This decrease in weighted average shares was primarily due to the transaction consummated with Richemont in December 2001, where the Company repurchased and retired 74,098,769 shares of Common Stock then held by Richemont.

      Compared with the comparable period last year, the $10.9 million decrease in net earnings was primarily due to:

(i) gain on sale of the Improvements business of $22.8 million in the year 2001; and

(ii)  gain on sale of the Kindig Lane Property of $1.5 million in the year 2001;

partially offset by:

(i)   decreased cost of sales and operating expenses;

(ii)  decreased selling expenses;

(iii) decreased general and administrative expenses; and

(iv) decreased special charges associated with the Company's strategic business realignment program.

      Net Revenues. Net revenues decreased $19.6 million (14.7%) for the 13-week period ended June 29, 2002 to $113.9 million from $133.5 million for the comparable period in 2001. This decrease was due in part to the sale of the Improvements business on June 29, 2001, which accounted for $15.2 million of the reduction in revenues for the 13-week period ended June 29, 2002. The discontinuance of the Domestications Kitchen & Garden, Kitchen & Home and Encore catalogs contributed $1.2 million to the reduction in net revenues for the 13-week period ended June 29, 2002. The remaining balance of the decrease in net revenues can be attributed to softness in demand primarily related to certain brands and planned reductions in unprofitable circulation.

      Cost of Sales and Operating Expenses. Cost of sales and operating expenses decreased to 61.8% of net revenues for the 13- week period ended June 29, 2002 as compared with 62.3% of net revenues for the comparable period in 2001. This change was due primarily to reductions in spending related to the information technology systems area that have resulted from actions taken in connection with the Company's strategic business realignment program.

      Special Charges. In December 2000, the Company developed a plan to strategically realign its business and direct the Company's resources primarily towards a loss reduction and return to profitability. As a result of the continued actions needed to execute the plan, the Company recorded special charges of $5.0 million for the 13- week period ended June 30, 2001 to primarily cover additional charges related to the exit of the Maumelle and Kindig Lane buildings including the write-down for impairment of remaining assets. Also included were severance costs relating to the elimination of associates employed at the Kindig Lane Property, in addition to 32 FTE positions across all divisions of the Company's business as part of the strategic business realignment program. For the 13-week period ended June 29, 2002, the Company did not incur any additional special charges relating to the strategic business realignment program.

      Selling Expenses. Selling expenses decreased by $11.1 million to $26.6 million for the 13- weeks ended June 29, 2002 as compared with $37.7 million for the comparable period in the year 2001. As a percentage relationship to net revenues, selling expenses decreased to 23.3% for the 13- weeks ended June 29, 2002 versus 28.2% for the comparable period in the year 2001. This decrease was due primarily to reductions in catalog paper pricing, postage costs, and circulation. In addition, decreases in catalog printing and preparation costs also contributed to the lower percentage relationship to net revenues.

      General and Administrative Expenses. General and administrative expenses decreased by $2.8 million to $12.6 million for the 13- weeks ended June 29, 2002 as compared with $15.4 million for the comparable period last year. As a percentage relationship to net revenues, general and administrative expenses were 11.0% of net revenues for the 13- weeks ended June 29, 2002 versus 11.5% of net revenues for the comparable period in the year 2001. The reductions in costs are primarily attributable to the elimination of a significant number of FTE positions across all departments which began late in 2000 as part of the Company's strategic business realignment program and has continued throughout the 13- weeks ended June 29, 2002. This decrease is partially offset by additional professional and legal fees associated with the Company's engagement in legal proceedings as mentioned in Note 4, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

      Depreciation and Amortization. Depreciation and amortization decreased by $0.5 million for the 13- weeks ended June 29, 2002 versus the comparable period in the year 2001. The decrease is primarily due to the elimination of goodwill amortization of $0.1 million resulting from the implementation of FAS 142 and the complete amortization of computer software in the year 2001. As a percentage relationship to net revenues, depreciation and amortization was 1.3% for the 13- weeks ended June 29, 2002 and 1.5% for the comparable period in the year 2001.

      Earnings (Loss) from Operations. The Company's earnings from operations increased by $12.6 million to $2.9 million for the 13- weeks ended June 29, 2002 from a loss of ($9.7) million for the comparable period in the year 2001.

      Gain on sale of the Improvements business and the Kindig Lane Property. Gain on sale of the Improvements business and the Kindig Lane Property was 18.2% of net revenues for the 13- weeks ended June 30, 2001. The Company realized a net gain on the sale of the Improvements business of approximately $22.8 million in the second quarter of 2001, which represents the excess of the net proceeds from the sale over the net assets assumed by HSN, the goodwill associated with the Improvements business and expenses related to the transaction. In June 2002, the Company recognized $0.3 million of the deferred gain consistent with the terms of the escrow agreement. The Company realized a net gain on the sale of the Kindig Lane Property of approximately $1.5 million.

      Interest Expense, Net. Interest expense, net decreased $0.4 million to $1.4 million for the 13- weeks ended June 29, 2002 as compared with $1.8 million for the comparable period in the year 2001. The decrease in interest expense in the second quarter of 2002 is primarily due to lower average borrowings, coupled with lower interest rates. This decrease is partially offset by an increase in amortization from additional deferred financing costs relating to the Company's credit facility with Congress.

RESULTS OF OPERATIONS - 26- WEEKS ENDED JUNE 29, 2002 COMPARED WITH THE 26- WEEKS ENDED JUNE 30, 2001

      Net Earnings and Comprehensive Earnings. The Company reported net earnings of $0.0 million for the 26- weeks ended June 29, 2002 compared with net earnings of $5.1 million for the comparable period last year. EBITDA decreased by $13.8 million to $6.4 million for the 26- weeks ended June 29, 2002 as compared with $20.2 million for the comparable period in 2001. The results for the 26-week periods ended June 29, 2002 and June 30, 2001 include $0.3 million and $24.3 million, respectively, in after tax gains resulting from the sale of the Improvements business and the Kindig Lane Property. Net earnings and EBITDA for the 26- weeks ended June 29, 2002 increased $18.9 million and $16.4 million, respectively, over the comparable period in 2001 prior to the recognition of these gains. Net (loss) per share was $(.05) applied to common shareholders for the 26- weeks ended June 29, 2002 and $(0.0) for the 26- weeks ended June 30, 2001. The per share amounts were calculated after deducting the Series B Preferred Stock redemption price increase of $6.4 million for the 26- weeks ended June 29, 2002 and the Series A Preferred Stock dividends and accretion of $5.9 million for the comparable period in 2001. The weighted average number of shares outstanding used in both the basic and diluted net (loss) per share calculation was 138,244,591 for the 26-week period ended June 29, 2002 and 212,327,375 for the 26-week period ended June 30, 2001. This decrease in weighted average shares was primarily due to the transaction consummated with Richemont in December 2001, where the Company repurchased and retired 74,098,769 shares of Common Stock then held by Richemont.

      Compared with the comparable period last year, the $5.1 million decrease in net earnings was primarily due to:

(i) gain on sale of the Improvements business of $22.8 million in the year 2001; and

(ii)  gain on sale of the Kindig Lane Property of $1.5 million in the year 2001;

partially offset by:

(i)   decreased cost of sales and operating expenses;

(ii)  decreased selling expenses;

(iii) decreased general and administrative expenses; and

(iv) decreased special charges associated with the Company's strategic business realignment program.

      Net Revenues. Net revenues decreased $54.4 million (19.6%) for the 26-week period ended June 29, 2002 to $223.4 million from $277.8 million for the comparable period in 2001. This decrease was due in part to the sale of the Improvements business on June 29, 2001, which accounted for $34.1 million of the reduction in revenues for the 26-week period ended June 29, 2002. The discontinuance of the Domestications Kitchen & Garden, Kitchen & Home, Encore and Turiya catalogs contributed $6.0 million to the reduction in net revenues for the 26-week period ended June 29, 2002. An additional portion of the drop in revenues amounting to $0.7 million can be attributed to the Company's decision to scale back on its third-party fulfillment business by focusing only on profitable operations. The remaining balance of the decrease in net revenues can be attributed to softness in demand primarily related to certain brands and planned reductions in unprofitable circulation.

      Cost of Sales and Operating Expenses. Cost of sales and operating expenses increased to 63.4% of net revenues for the 26-week period ended June 29, 2002 as compared with 63.2% of net revenues for the comparable period in 2001. This change is due to an increase in merchandise inventory costs, which accounted for 0.6% of the percentage increase, partially offset by decreases in operating costs that have resulted from actions taken in connection with the Company's strategic business realignment program. These decreases occurred primarily in the areas of fixed telemarketing and distribution costs and information systems costs associated with the Company's fulfillment centers, which accounted for 0.4% of the offsetting percentage decrease.

      Special Charges. In December 2000, the Company developed a plan to strategically realign its business and direct the Company's resources primarily towards a loss reduction and return to profitability. As a result of the continued actions needed to execute the plan, the Company recorded special charges of $6.1 million for the 26-week period ended June 30, 2001. These special charges were recorded to primarily cover severance costs related to the elimination of 78 FTE positions across all departments of the Company's business and additional charges related to the exit of the Maumelle and Kindig Lane buildings including the write-down for impairment of remaining assets. For the 26-week period ended June 29, 2002, the Company recorded an additional $0.2 million of special charges relating to the strategic business realignment program. These charges consisted primarily of severance costs related to the elimination of an additional 10 FTE positions in various levels of catalog operations and costs associated with the Company's decision to close the San Diego product manufacturing facility.

      Selling Expenses. Selling expenses decreased by $25.9 million to $51.2 million for the 26- weeks ended June 29, 2002 as compared with $77.1 million for the comparable period in the year 2001. As a percentage relationship to net revenues, selling expenses decreased to 22.9% for the 26- weeks ended June 29, 2002 versus 27.7% for the comparable period in the year 2001. This decrease was due primarily to reductions in catalog paper pricing, catalog preparation costs and circulation. In addition, decreases in catalog printing and postage costs also contributed to the lower percentage relationship to net revenues.

      General and Administrative Expenses. General and administrative expenses decreased by $5.7 million to $25.0 million for the 26- weeks ended June 29, 2002 as compared with $30.7 million for the comparable period last year. As a percentage relationship to net revenues, general and administrative expenses were 11.2% of net revenues for the 26- weeks ended June 29, 2002 versus 11.1% of net revenues for the comparable period in the year 2001. This increase is primarily due to additional professional and legal fees associated with the Company's engagement in legal proceedings as mentioned in Note 4, Commitments and Contingencies, to the Condensed Consolidated Financial Statements. This increase is partially offset by reductions in costs primarily attributable to the elimination of a significant number of FTE positions across all departments which began late in 2000 as part of the Company's strategic business realignment program and have continued throughout the 26- weeks ended June 29, 2002.

      Depreciation and Amortization. Depreciation and amortization decreased by $0.9 million for the 26- weeks ended June 29, 2002 versus the comparable period in the year 2001. The decrease is primarily due to the elimination of goodwill amortization of $0.3 million resulting from the implementation of FAS 142 and the complete amortization of computer software in the year 2001. As a percentage relationship to net revenues, depreciation and amortization was 1.3% for the 26- weeks ended June 29, 2002 and 1.4% for the comparable period in the year 2001.

      Earnings (Loss) from Operations. The Company's earnings from operations increased by $18.0 million to $2.5 million for the 26- weeks ended June 29, 2002 from a loss of ($15.5) million for the comparable period in the year 2001.

      Gain on sale of the Improvements business and the Kindig Lane Property. Gain on sale of the Improvements business and the Kindig Lane Property was 8.8% of net revenues for the 26- weeks ended June 30, 2001. The Company realized a net gain on the sale of the Improvements business of approximately $22.8 million in the second quarter of 2001, which represents the excess of the net proceeds from the sale over the net assets assumed by HSN, the goodwill associated with the Improvements business and expenses related to the transaction. In June 2002, the Company recognized $0.3 million of the deferred gain consistent with the terms of the escrow agreement. The Company realized a net gain on the sale of the Kindig Lane Property of approximately $1.5 million.

      Interest Expense, Net. Interest expense, net decreased $1.0 million to $2.7 million for the 26- weeks ended June 29, 2002 as compared with $3.7 million for the comparable period in the year 2001. The decrease in interest expense is primarily due to lower average borrowings, coupled with lower interest rates. This decrease is partially offset by an increase in amortization from additional deferred financing costs relating to the Company's credit facility with Congress.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities. During the 26-week period ended June 29, 2002, net cash provided by operating activities was $0.2 million. Net cash provided by operating activities, when adjusted for depreciation, amortization and other non-cash items, resulted in positive cash flow of $4.4 million for the period. These funds were primarily used to reduce accounts payable and accrued liabilities.

      Net cash used by investing activities. During the 26-week period ended June 29, 2002, net cash used by investing activities was $0.3 million, which was due to capital expenditures primarily relating to upgrades in equipment located at the Roanoke, Virginia distribution center and various computer software applications.

      Net cash used by financing activities. During the 26-week period ended June 29, 2002, net cash used by financing activities was $0.1 million, which was primarily due to payments made under the Congress term loan facility, partially offset by net borrowings under the Congress revolving credit facility.

      Congress Credit Facility. On March 24, 2000, the Company amended its credit facility with Congress to provide the Company with a maximum credit line, subject to certain limitations, of up to $82.5 million (the "Congress Credit Facility"). The Congress Credit Facility, as amended, expires on January 31, 2004 and comprises a revolving loan facility, a $17.5 million Tranche A Term Loan and a $7.5 million Tranche B Term Loan. Total cumulative borrowings, however, are subject to limitations based upon specified percentages of eligible receivables and eligible inventory, and the Company is required to maintain $3.0 million of excess credit availability at all times. The Congress Credit Facility, as amended, is secured by all the assets of the Company and places restrictions on the incidence of additional indebtedness and on the payment of Common Stock dividends. As of June 29, 2002, the Company had $29.5 million of borrowings outstanding under the amended Congress Credit Facility consisting of $15.0 million under the revolving credit facility and $9.4 million and $5.1 million of Tranche A Term Loans and Tranche B Term Loans, respectively. The Company may draw upon the amended Congress Credit Facility to fund working capital requirements as needed.

      In March 2002, the Company amended the Congress Credit Facility to amend the definition of Consolidated Net Worth such that, effective July 1, 2002, to the extent that the goodwill or intangible assets of the Company and its subsidiaries are impaired under the provisions of FAS 142, such write-off of assets would not be considered a reduction of total assets for the purposes of computing consolidated net worth. The Company obtained the services of an independent appraisal firm during the second quarter ended June 29, 2002 to evaluate whether there has been any goodwill transition impairment. The results of the appraisal indicated no goodwill transition impairment based upon the requirements set forth in FAS 142. The consolidated net working capital, consolidated net worth and EBITDA covenants were also amended. In addition, the amendment required the payment of a fee of $100,000.

      On August 16, 2002, the Company amended the Congress Credit Facility to
(i) extend the term of the Tranche B Term Loan from March 31, 2003 to January 31, 2004, (ii) increase by $3,500,000 the borrowing reflected by the Tranche B Term Note from $4,910,714 to $8,410,714, and (iii) make certain related technical amendments to the Congress Credit Facility. The amendment required the payment of fees in the amount of $410,000. Pursuant to this amendment, the Company has reflected the Tranche B borrowings outstanding of $4.0 million at June 29, 2002 in Long-term debt on the Condensed Consolidated Balance Sheet. Achievement of the cost savings and other objectives of the Company's strategic business realignment program is critical to the maintenance of adequate liquidity as is compliance with the terms and provisions of the Congress Credit Facility as mentioned in Note 10, Amendment to Congress Loan and Security Agreement, to the Condensed Consolidated Financial Statements.

      Sale of Improvements Business. On June 29, 2001, the Company sold certain assets and liabilities of its Improvements business to HSN, a division of USA Networks, Inc.'s Interactive Group for approximately $33.0 million. In conjunction with the sale, the Company's Keystone Internet Services, Inc. subsidiary agreed to provide telemarketing and fulfillment services for the Improvements business under a services agreement with the buyer for a period of three years.

      The asset purchase agreement between the Company and HSN provides that if Keystone Internet Services, Inc. fails to perform its obligations during the first two years of the services contract, the purchaser can receive a reduction in the original purchase price of up to $2.0 million. An escrow fund of $3.0 million, which was withheld from the original proceeds of the sale, has been established for a period of two years under the terms of an escrow agreement between LWI Holdings, Inc., HSN and The Chase Manhattan Bank as a result of these contingencies. As of June 29, 2002, the balance in the escrow fund is $2.6 million.

      The Company recognized a net gain on the sale of approximately $23.2 million, including a non-cash goodwill charge of $6.1 million, in fiscal year 2001, which represents the excess of the net proceeds from the sale over the net assets assumed by HSN, the goodwill associated with the Improvements business and expenses related to the transaction. In June 2002, the Company recognized $0.3 million of the deferred gain consistent with the terms of the escrow agreement. Proceeds of $0.3 million relating to the deferred gain were received July 2, 2002. The recognition of an additional gain of up to approximately $2.3 million has been deferred until the contingencies described above expire, which will occur no later than the middle of the 2003 fiscal year.

      General. At June 29, 2002, the Company had $0.9 million in cash and cash equivalents compared with $2.1 million at June 30, 2001. Working capital and current ratios at June 29, 2002 were $23.1 million and 1.32 to 1 versus $17.1 million and 1.18 to 1 at June 30, 2001. Total cumulative borrowings, including financing under capital lease obligations, as of June 29, 2002, aggregated $29.6 million, $26.5 million of which is classified as long-term. Remaining availability under the Congress Credit Facility as of June 29, 2002 was $7.3 million. There were nominal capital commitments (less than $0.1 million) at June 29, 2002.

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

      On March 22, 2002, the Postal Rate Commission approved a settlement that allowed postal rates to increase an average of 7.7% on June 30, 2002. The Company had anticipated this action in its 2002 planning process and will accommodate the increased cost as part of normal business operations. The Company has implemented cost conservation measures, such as reduced paper weights and trim size changes, as a way of mitigating such cost increases.

      Management believes that the Company has sufficient liquidity and availability under its credit agreements to fund its planned operations through at least December 28, 2002. Achievement of the cost saving and other objectives of the Company's strategic business realignment program is critical to the maintenance of adequate liquidity as is compliance with the terms and provisions of the Congress Credit Facility as mentioned in Note 10, Amendment to Congress Loan and Security Agreement, to the Condensed Consolidated Financial Statements.

USES OF ESTIMATES AND OTHER CRITICAL ACCOUNTING POLICIES

      During the second quarter ended June 29, 2002, there were no changes in the Company's policies regarding the use of estimates and other critical accounting policies. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," found in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001, for additional information relating to the Company's uses of estimates and other critical accounting policies.

NEW ACCOUNTING PRONOUNCEMENTS

      The Company adopted FAS 142 effective January 1, 2002 and, as a result, the first and second quarters ended March 30, 2002 and June 29, 2002 did not include an amortization charge for goodwill. The Company obtained the services of an independent appraisal firm during the second quarter ended June 29, 2002 to evaluate whether there has been any goodwill transition impairment. The results of the appraisal indicated no goodwill transition impairment based upon the requirements set forth in FAS 142.

       If the provisions of FAS 142 had been implemented for the 13-week period ended June 30, 2001 and the Company had not included an amortization charge for goodwill, the Company's net earnings would have increased by $0.1 million to $12.9 million. If the provisions under FAS 142 had been implemented for the 26-week period ended June 30, 2001 and the Company had not included an amortization charge for goodwill, the Company's net (loss) would have decreased by $0.3 million to $(5.4) million. Net earnings (loss) per share for the 13-week and 26-week periods ended June 30, 2001 would have remained unchanged at $.05 and $(.00) for both basic and diluted earnings (loss) per share calculations.

      See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," found in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 and Note 9 herein for additional information relating to new accounting pronouncements which the Company has adopted.

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

      The recent general deterioration in economic conditions in the United States leading to reduced consumer confidence, reduced disposable income and increased competitive activity and the business failure of companies in the retail, catalog and direct marketing industries. Such economic conditions leading to a reduction in consumer spending generally and in home fashions specifically, and leading to a reduction in consumer spending specifically with reference to other types of merchandise the Company offers in its catalogs or over the Internet, or which are offered by the Company's third-party fulfillment clients.

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

      The inability of the Company to timely obtain and distribute merchandise, as a result of foreign sourcing or otherwise, leading to an increase in backorders and cancellations.

      Defaults under the Congress Credit Facility, or inadequacy of available borrowings thereunder, reducing or impairing the Company's ability to obtain letters of credit or other credit to support its purchase of inventory and support normal operations, impacting the Company's ability to obtain, market and sell merchandise in a timely manner.

      Continued compliance by the Company with and the enforcement by Congress of financial and other covenants and limitations contained in the Congress Credit Facility, including net worth, net working capital, capital expenditure and EBITDA covenants, and limitations based upon specified percentages of eligible receivables and eligible inventory, and the requirement that the Company maintain $3.0 million of excess credit availability at all times, affecting the ability of the Company to continue to make borrowings under the Congress Credit Facility as needed.

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

      The ability of the Company to extend the term of the Congress Credit Facility beyond January 31, 2004, its scheduled expiration date, or obtain other credit facilities on the expiration of the Congress Credit Facility on terms at least as favorable as those under the Congress Credit Facility.

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

      The ability of the Company to sublease or terminate or renegotiate the leases of its vacant facilities in Weehawken, New Jersey, San Francisco, California and certain other locations.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      INTEREST RATES: The Company's exposure to market risk relates to interest rate fluctuations for borrowings under the Congress revolving credit facility and its term financing facility, which bear interest at variable rates. At June 29, 2002, outstanding principal balances under these facilities subject to variable rates of interest were approximately $24.4 million. If interest rates were to increase by one percent from current levels, the resulting increase in interest expense, based upon the amount outstanding at June 29, 2002, would be approximately $0.24 million on an annual basis.

PART II - OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

10.1 Employment Agreement dated as of September 1, 2002 between the Company and Thomas C. Shull.

10.2        Amendment Number 1 to Agreement dated May 14, 2001 between Thomas C. Shull and the Company.

10.3        Form of letter agreement between the Company and certain Level 8 executive officers.

10.4        Twenty-Second Amendment to Loan and Security Agreement, dated as of
            August 16, 2002, among Congress Financial Corporation and certain
            Subsidiaries of the Company.

99.1        Certification signed by Thomas C. Shull.

99.2        Certification signed by Edward M. Lambert.

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



Date: August 19, 2002