Form 10-Q
period 2002-09-28
HANOVER DIRECT INC
filed 2002-11-08
CIK 320333

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended SEPTEMBER 28, 2002
                         Commission file number 1-12082

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


                                 (201) 863-7300
                               (Telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Common stock, par value $.66 2/3 per share: 138,315,800 shares outstanding as of November 7, 2002.

                              HANOVER DIRECT, INC.

                                TABLE OF CONTENTS

                                                                                            Page
                                                                                            ----
Part I - Financial Information

    Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets -
       September 28, 2002 and December 29, 2001 .........................................    2

       Condensed Consolidated Statements of Income (Loss) - 13- and 39- weeks
         ended September 28, 2002 and September 29, 2001.................................    4

       Condensed Consolidated Statements of Cash Flows - 39- weeks ended
         September 28, 2002 and September 29, 2001.......................................    5

       Notes to Condensed Consolidated Financial Statements .............................    6

    Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition and
       Results of Operations ...........................................................    17

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................   26

    Item 4.  Controls and Procedures ....................................................   26

Part II - Other Information

    Item 1.  Legal Proceedings .........................................................    27

    Item 6.  Exhibits and Reports on Form 8-K ..........................................    31

    Signatures .........................................................................    32

    Certifications .....................................................................    33

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                 SEPTEMBER 28,    DECEMBER 29,
                                                    2002               2001
                                                 ---------      -------------
                                                 (UNAUDITED)
                 ASSETS
CURRENT ASSETS:

      Cash and cash equivalents                  $     959      $   1,121
      Accounts receivable, net                      15,593         19,456
      Inventories                                   58,251         59,223
      Prepaid catalog costs                         18,851         14,620
      Deferred tax asset, net                        3,300          3,300
      Other current assets                           3,169          3,000
                                                 ---------      ---------
         Total Current Assets                      100,123        100,720
                                                 ---------      ---------
PROPERTY AND EQUIPMENT, AT COST:
      Land                                           4,395          4,509
      Buildings and building improvements           18,205         18,205
      Leasehold improvements                         9,917         12,466
      Furniture, fixtures and equipment             56,489         59,287
                                                 ---------      ---------
      Accumulated depreciation and amortization     89,006         94,467
                                                   (58,556)       (60,235)
                                                 ---------      ---------
           Property and equipment, net              30,450         34,232
                                                 ---------      ---------
Goodwill, net                                        9,278          9,278
Deferred tax asset, net                             11,700         11,700
Other assets                                         1,152          1,731
                                                 ---------      ---------
         Total Assets                            $ 152,703      $ 157,661
                                                 =========      =========

            See notes to Condensed Consolidated Financial Statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                                              SEPTEMBER 28,          DECEMBER 29,
                                                                                                 2002                  2001
                                                                                               ----------             ---------
                                                                                              (UNAUDITED)
                   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
     Current portion of long-term debt and capital lease obligations                            $   3,802              $  3,162
     Accounts payable                                                                              45,488                46,348
     Accrued liabilities                                                                           19,440                25,132
     Customer prepayments and credits                                                               7,398                 5,143
                                                                                               ----------             ---------
              Total Current Liabilities                                                            76,128                79,785
                                                                                               ----------             ---------
NON-CURRENT LIABILITIES:
     Long-term debt                                                                                30,400                26,548
     Other                                                                                          8,319                10,233
                                                                                               ----------             ---------
              Total Non-current Liabilities                                                        38,719                36,781
                                                                                               ----------             ---------
              Total Liabilities                                                                   114,847               116,566
                                                                                               ----------             ---------
SERIES B PARTICIPATING PREFERRED STOCK, authorized, issued and outstanding,
     1,622,111 shares at September 28, 2002 and December 29, 2001                                  87,416                76,823
SHAREHOLDERS' EQUITY (DEFICIENCY):
     Common Stock, $.66 2/3 par value, 300,000,000 shares authorized;
     140,436,729 shares issued and outstanding at September 28, 2002 and
     140,336,729 shares issued and outstanding at December 29, 2001                                93,625                93,558
     Capital in excess of par value                                                               341,864               351,558
     Accumulated deficit                                                                         (481,703)             (477,497)
                                                                                               ----------             ---------
                                                                                                  (46,214)              (32,381)
                                                                                               ----------             ---------
Less:
     Treasury stock, at cost (2,120,929 shares at September 28, 2002 and
        2,100,929 shares at December 29, 2001)                                                     (2,996)               (2,942)
     Notes receivable from sale of Common Stock                                                      (350)                 (405)
                                                                                               ----------             ---------
              Total Shareholders' Deficiency                                                      (49,560)              (35,728)
                                                                                               ----------             ---------
              Total Liabilities and Shareholders' Equity                                       $  152,703             $ 157,661
                                                                                               ==========             =========

            See notes to Condensed Consolidated Financial Statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                      FOR THE 13- WEEKS ENDED          FOR THE 39- WEEKS ENDED
                                                    -----------------------------   -----------------------------
                                                    SEPTEMBER 28,  SEPTEMBER 29,    SEPTEMBER 28,   SEPTEMBER 29,
                                                      2002             2001            2002             2001
                                                    -------------  --------------   --------------  -------------
NET REVENUES                                        $ 106,030      $ 117,431        $ 329,393        $ 395,232
                                                    ---------      ---------        ---------        ---------

OPERATING COSTS AND EXPENSES:
     Cost of sales and operating expenses              68,890         76,887          210,379          252,502
     Special charges                                    1,463           --              1,696            6,081
     Selling expenses                                  25,355         30,435           76,554          107,491
     General and administrative expenses               11,834         13,654           36,806           44,350
     Depreciation and amortization                      1,393          1,780            4,376            5,679
                                                    ---------      ---------        ---------        ---------
                                                      108,935        122,756          329,811          416,103
                                                    ---------      ---------        ---------        ---------

LOSS FROM OPERATIONS                                   (2,905)        (5,325)            (418)         (20,871)
     Gain on sale of Improvements                        --             --                318           22,818
     Gain on sale of Kindig Lane                         --             --               --              1,529
                                                    ---------      ---------        ---------        ---------

(LOSS) INCOME BEFORE INTEREST AND  INCOME TAXES        (2,905)        (5,325)            (100)           3,476
     Interest expense, net                              1,277          1,451            4,016            5,102
                                                    ---------      ---------        ---------        ---------

LOSS BEFORE INCOME TAXES                               (4,182)        (6,776)          (4,116)          (1,626)
     Income tax provision                                  30             30               90               90
                                                    ---------      ---------        ---------        ---------

NET LOSS AND COMPREHENSIVE LOSS                        (4,212)        (6,806)          (4,206)          (1,716)
     Preferred stock dividends and accretion            4,185          3,092           10,593            8,956
                                                    ---------      ---------        ---------        ---------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS          $  (8,397)     $  (9,898)       $ (14,799)       $ (10,672)
                                                    =========      =========        =========        =========

NET LOSS PER COMMON SHARE:
     Net loss per common share - basic and diluted  $    (.06)     $    (.05)       $    (.11)       $    (.05)
                                                    =========      =========        =========        =========
     Weighted average common shares outstanding -
     basic (thousands)                                138,316        212,186          138,268          212,280
                                                    =========      =========        =========        =========
     Weighted average common shares outstanding -
     diluted (thousands)                              138,316        212,186          138,268          212,280
                                                    =========      =========        =========        =========

            See notes to Condensed Consolidated Financial Statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                         FOR THE 39- WEEKS ENDED
                                                                                         -----------------------
                                                                                       SEPTEMBER 28,  SEPTEMBER 29,
                                                                                           2002           2001
                                                                                       -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                                 $ (4,206)     $ (1,716)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization, including deferred fees                                 5,483         6,147
     Special charges                                                                           --         2,389
     Gain on sale of Improvements                                                            (318)      (22,818)
     Gain on sale of Kindig Lane                                                               --        (1,529)
     Compensation expense related to stock options                                            724         1,601
Changes in assets and liabilities, net of sale of business:

     Accounts receivable, net                                                               3,863         9,729
     Inventories                                                                              972           (56)
     Prepaid catalog costs                                                                 (4,231)       (2,300)
     Accounts payable                                                                        (860)      (10,245)
     Accrued liabilities                                                                   (5,692)      (12,101)
     Customer prepayments and credits                                                       2,255           931
     Other non-current liabilities                                                         (1,914)       (2,070)
     Other, net                                                                              (164)           14
                                                                                         --------      --------
Net cash used in operating activities                                                      (4,088)      (32,024)
                                                                                         --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Acquisitions of property and equipment                                                  (597)       (1,459)
     Proceeds from sale of Improvements                                                       318        30,235
     Proceeds from sale of Kindig Lane                                                        --          4,671
                                                                                         --------      --------
Net cash (used) provided by investing activities                                             (279)       33,447
                                                                                         --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Net borrowings under Congress revolving loan facility                                  3,419         4,674
     Borrowings under Congress Tranche B term loan facility                                 3,500            --
     Payments under Congress Tranche A term loan facility                                  (1,493)       (4,710)
     Payments under Congress Tranche B term loan facility                                    (864)         (801)
     Payments of debt financing costs                                                        (528)           --
     Payments under capital lease obligations                                                (102)          (91)
     Borrowings under capital lease obligations                                                32            --
     Series B Preferred Stock Transaction Cost Adjustment                                     216            --
     Redemption of 7.5% Convertible Debentures                                                 --          (751)
     Other, net                                                                                25           (28)
                                                                                         --------      --------
Net cash provided (used) by financing activities                                            4,205        (1,707)
                                                                                         --------      --------
Net decrease in cash and cash equivalents                                                    (162)         (284)
Cash and cash equivalents at the beginning of the year                                      1,121         1,691
                                                                                         --------      --------
Cash and cash equivalents at the end of the period                                       $    959      $  1,407
                                                                                         ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:

     Interest                                                                            $  2,451      $  4,064
                                                                                         ========      ========
     Income taxes                                                                        $    193      $    122
                                                                                         ========      ========
Non-cash investing and financing activities:

     Series B Participating Preferred Stock redemption price increase                    $ 10,593      $     --
                                                                                         ========      ========
     Stock dividend and accretion of Series A Cumulative Participating Preferred Stock   $     --      $  8,956
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

3.       NET INCOME (LOSS) PER SHARE

         Net income (loss) per share is computed using the weighted average number of common shares outstanding in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The weighted average number of shares used in the calculation for both basic and diluted net loss per share for the 13-week period ended September 28, 2002 was 138,315,800. For the 13-week period ended September 29, 2001, the weighted average number of shares used in the calculation for basic and diluted net loss per share was 212,186,331. The weighted average number of shares used in the calculation for both basic and diluted net loss per share for the 39-week periods ended September 28, 2002 and September 29, 2001 were 138,268,327 and 212,280,360 shares, respectively. Diluted net loss per share equals basic net loss per share as the inclusion of potentially dilutive securities would have an anti-dilutive impact on the diluted calculation as a result of the net losses incurred during the 13 and 39-week periods ended September 28, 2002 and September 29, 2001. The number of potentially dilutive securities excluded from the calculation of diluted net loss per share were 472,671 and 487,979 common share equivalents for the 13-week periods ended September 28, 2002 and September 29, 2001, respectively. The number of potentially dilutive securities excluded from the calculation of diluted net loss per share were 3,207,612 and 1,015,252 common share equivalents for the 39-week periods ended September 28, 2002 and September 29, 2001, respectively. Currently, all potentially dilutive securities are issued options to purchase shares of the Company's common stock.

4.    COMMITMENTS AND CONTINGENCIES

         A class action lawsuit was commenced on March 3, 2000 entitled Edwin L. Martin v. Hanover Direct, Inc. and John Does 1 through 10, bearing case no. CJ2000-177 in the State Court of Oklahoma (District Court in and for Sequoyah County). Plaintiff commenced the action on behalf of himself and a class of persons who have at any time purchased a product from the Company and paid for an "insurance charge." The complaint sets forth claims for breach of contract, unjust enrichment, recovery of money paid absent consideration, fraud and a claim under the New Jersey Consumer Fraud Act. The complaint alleges that the Company charges its customers for delivery insurance even though, among other things, the Company's common carriers already provide insurance and the insurance charge provides no benefit to the Company's customers. Plaintiff also seeks a declaratory judgment as to the validity of the delivery insurance. The damages sought are (i) an order directing the Company to return to the plaintiff and class members the "unlawful revenue" derived from the insurance charges,
(ii) declaring the rights of the parties, (iii) permanently enjoining the Company from imposing the insurance charge, (iv) awarding threefold damages of less than $75,000 per plaintiff and per class member, and (v) attorneys' fees and costs. On April 12, 2001, the Court held a hearing on plaintiff's class certification motion. Subsequent to the April 12, 2001 hearing on plaintiff's class certification motion, plaintiff filed a motion to amend the definition of the class. On July 23, 2001, plaintiff's class certification motion was granted, defining the class as "All persons in the United States who are customers of any catalog or catalog company owned by Hanover Direct, Inc. and who have at any time purchased a product from such company and paid money which was designated to be an 'insurance' charge." On August 21, 2001, the Company filed an appeal of the order with the Oklahoma Supreme Court and subsequently moved to stay proceedings in the district court pending resolution of the appeal. The appeal has been fully briefed. At a subsequent status hearing, the parties agreed that issues pertaining to notice to the class would be stayed pending resolution of the appeal, that certain other issues would be subject to limited discovery, and that the issue of a stay for any remaining issues would be resolved if and when such issues arise. Oral argument on the appeal, if scheduled, is not expected until early 2003. The Company believes it has defenses against the claims and plans to conduct a vigorous defense of this action.

         On August 15, 2001, the Company was served with a summons and four-count complaint filed in Superior Court for the City and County of San Francisco, California, entitled Teichman v. Hanover Direct, Inc., Hanover Brands, Inc., Hanover Direct Virginia, Inc., and Does 1-100. The complaint was filed by a California resident, seeking damages and other relief for herself and a class of all others similarly situated, arising out of the insurance fee charged by catalogs and internet sites operated by subsidiaries of the Company. Defendants, including the Company, have filed motions to dismiss based on a lack of personal jurisdiction over them. In January 2002, plaintiff sought leave to name six additional entities: International Male, Domestications Kitchen & Garden, Silhouettes, Hanover Company Store, Kitchen & Home, and Domestications as co-defendants. On March 12, 2002, the Company was served with the First Amended Complaint in which plaintiff named as defendants the Company, Hanover Brands, Hanover Direct Virginia, LWI Holdings, Hanover Company Store, Kitchen and Home, and Silhouettes. On April 15, 2002, the Company filed a Motion to Stay the Teichman action in favor of the previously filed Martin action and also filed a Motion to quash service of summons for lack of personal jurisdiction on behalf of defendants Hanover Direct, Inc., Hanover Brands, Inc. and Hanover Direct Virginia, Inc. On May 14, 2002, the Court (1) granted the Company's Motion to quash service on behalf of Hanover Direct, Hanover Brands, and Hanover Direct Virginia, leaving only LWI Holdings, Hanover Company Store, Kitchen & Home, and Silhouettes, as defendants, and (2) granted the Company's Motion to Stay the action in favor of the previously filed Oklahoma action, so nothing will proceed on this case against the remaining entities until the Oklahoma case is decided. The Company believes it has defenses against the claims. The Company plans to conduct a vigorous defense of this action.

         A class action lawsuit was commenced on February 13, 2002 entitled Jacq Wilson, suing on behalf of himself, all others similarly situated, and the general public v. Brawn of California, Inc. dba International Male and Undergear, and Does 1-100 ("Brawn") in the Superior Court of the State of California, City and County of San Francisco. Does 1-100 are internet and catalog direct marketers offering a selection of men's clothing, sundries, and shoes who advertise within California and nationwide. The complaint alleges that for at least four years, members of the class have been charged an unlawful, unfair, and fraudulent insurance fee and tax on orders sent to them by Brawn; that Brawn was engaged in untrue, deceptive and misleading advertising in that it was not lawfully required or permitted to collect insurance, tax and sales tax from customers in California; and that Brawn has engaged in acts of unfair competition under the state's Business and Professions Code. Plaintiff and the class seek (i) restitution and disgorgement of all monies wrongfully collected and earned by Brawn, including interest and other gains made on account of these practices, including reimbursement in the amount of the insurance, tax and sales tax collected unlawfully, together with interest, (ii) an order enjoining Brawn from charging customers insurance and tax on its order forms and/or from charging tax on the delivery, shipping and insurance charges, (iii) an order directing Brawn to notify the California State Board of Equalization of the failure to pay the correct amount of tax to the state and to take appropriate steps to provide the state with the information needed for audit, and (iv) compensatory damages, attorneys' fees, pre-judgment interest, and costs of the suit. The claims of the individually named plaintiff and for each member of the class amount to less than $75,000. On April 15, 2002, the Company filed a Motion to Stay the Wilson action in favor of the previously filed Martin action. On May 14, 2002, the Court heard the argument in the Company's Motion to Stay the action in favor of the Oklahoma action, denying the motion. In October 2002, the Court granted the Company's motion for leave to amend the answer. Discovery is proceeding. Trial is currently scheduled for April 14, 2003 and the Company plans to conduct a vigorous defense of this action.

         A class action lawsuit was commenced on February 20, 2002 entitled Argonaut Consumer Rights Advocates Inc., suing on behalf of the General Public
v. Gump's By Mail, Inc. ("Gump's"), and Does 1-100 in the Superior Court of the State of California, City and County of San Francisco. The plaintiff is a non-profit public benefit corporation suing under the California Business and Profession Code. Does 1-100 would include persons whose activities include the direct sale of tangible personal property to California consumers including the type of merchandise that Gump's -- the store and the catalog -- sell, by telephone, mail order, and sales through the web sites www.gumpsbymail.com and www.gumps.com. The complaint alleges that for at least four years members of the class have been charged an unlawful, unfair, and fraudulent tax and "sales tax" on their orders in violation of California law and court decisions, including the state Revenue and Taxation Code, Civil Code, and the California Board of Equalization; that Gump's engages in unfair business practices; that Gump's engaged in untrue and misleading advertising in that it was not lawfully required to collect tax and sales tax from customers in California; is not lawfully required or permitted to add tax and sales tax on separately stated shipping or delivery charges to California consumers; and that it does not add the appropriate or applicable or specific correct tax or sales tax to its orders. Plaintiff and the class seek
(i) restitution of all tax and sales tax charged by Gump's on each transaction and/or restitution of tax and sales tax charged on the shipping charges; (ii) an order enjoining Gump's from charging customers for tax on orders or from charging tax on the shipping charges; and (iii) attorneys' fees, pre-judgment interest on the sums refunded, and costs of the suit. On April 15, 2002, the Company filed an Answer and Separate Affirmative Defenses to the complaint, generally denying the allegations of the complaint and each and every cause of action alleged, and denying that plaintiff has been damaged or is entitled to any relief whatsoever. On September 19, 2002, the Company filed a motion for leave to file an amended answer, containing several additional affirmative defenses based on the proposition that the proper defendant in this litigation (if any) is the California State Board of Equalization, not the Company, and that plaintiff failed to exhaust its administrative remedies prior to filing suit. Discovery is now proceeding. Trial is currently scheduled to begin on May 19, 2003. The Company plans to conduct a vigorous defense of this action.

         A class action lawsuit was commenced on March 5, 2002 entitled Argonaut Consumer Rights Advocates Inc., suing on behalf of the General Public v. Domestications LLC, and Does 1-100 ("Domestications") in the Superior Court of the State of California, City and County of San Francisco. The plaintiff is a non-profit public benefit corporation suing under the California Business and Profession Code. Does 1-100 would include persons responsible for the conduct alleged in the complaint, including the direct sale of tangible personal property to California consumers including the type of merchandise that Domestications sells, by telephone, mail order, and sales through the web site www.domestications.com. The plaintiff claims that for at least four years members of the class have been charged an unlawful, unfair, and fraudulent tax and sales tax for different rates and amounts on the catalog and internet orders on the total amount of goods, tax and sales tax on shipping charges, which are not subject to tax or sales tax under California law, in violation of California law and court decisions, including the state Revenue and Taxation Code, Civil Code, and the California Board of Equalization; that Domestications engages in unfair business practices; and that Domestications engaged in untrue and misleading advertising in that it was not lawfully required to collect tax and sales tax from customers in California. Plaintiff and the class seek (i) restitution of all sums, interest and other gains made on account of these practices; (ii) prejudgment interest on all sums wrongfully collected; (iii) an order enjoining Domestications from charging customers for tax on their orders and/or from charging tax on the shipping charges; and (iv) attorneys' fees and costs of the suit. The Company filed an Answer and Separate Affirmative Defenses to the Complaint, generally denying the allegations of the Complaint and each and every cause of action alleged, and denying that plaintiff has been damaged or is entitled to any relief whatsoever. Discovery is now proceeding. On September 19, 2002, the Company filed a motion for leave to file an amended answer, containing several additional affirmative defenses based on the proposition that the proper defendant in this litigation (if any) is the California State Board of Equalization, not the Company, and that plaintiff failed to exhaust its administrative remedies prior to filing suit. Discovery is proceeding. Trial is currently scheduled to begin on June 16, 2003. The Company plans to conduct a vigorous defense of this action.

         On June 28, 2001, Rakesh K. Kaul, the Company's former President and Chief Executive Officer, filed a five-count complaint (the "Complaint") in New York State Court against the Company, seeking damages and other relief arising out of his separation of employment from the Company, including severance payments of $2,531,352 plus the cost of employee benefits, attorneys' fees and costs incurred in connection with the enforcement of his rights under his employment agreement with the Company, payment of $149,325 for 13 weeks of accrued and unused vacation, damages in the amount of $3,583,800, or, in the alternative, a declaratory judgment from the court that he is entitled to all change of control benefits under the "Hanover Direct, Inc. Thirty-Six Month Salary Continuation Plan," and damages in the amount of $1,396,066 due to the Company's purported breach of the terms of the "Long-Term Incentive Plan for Rakesh K. Kaul" by failing to pay him a "tandem bonus" he alleges was due and payable to him on the 30th day following his termination of employment. The Company removed the case to the U.S. District Court for the Southern District of New York on July 25, 2001. Mr. Kaul filed an Amended Complaint ("Amended Complaint") in the U.S. District Court for the Southern District of New York on September 18, 2001. The Amended Complaint repeats many of the claims made in the original Complaint and adds ERISA claims. On October 11, 2001, the Company filed its Answer, Defenses and Counterclaims to the Amended Complaint, denying liability under each of Mr. Kaul's causes of action, raising several defenses and stating nine counterclaims against Mr. Kaul. The counterclaims include (1) breach of contract; (2) breach of the Non-Competition and Confidentiality Agreement with the Company; (3) breach of fiduciary duty; (4) unfair competition; and (5) unjust enrichment. The Company seeks damages, including, without limitation, the $341,803 in severance pay and car allowance Mr. Kaul received following his resignation, $412,336 for amounts paid to Mr. Kaul for car allowance and related benefits, the cost of a long-term disability policy, and certain payments made to personal attorneys and consultants retained by Mr. Kaul during his employment, $43,847 for certain services the Company provided and certain expenses the Company incurred, relating to the renovation and leasing of office space occupied by Mr. Kaul's spouse at 115 River Road, Edgewater, New Jersey, the Company's current headquarters, $211,729 on a tax loan to Mr. Kaul outstanding since 1997 and interest, compensatory and punitive damages and attorneys' fees. The case is pending. The discovery period has closed, the Company has moved to amend its counterclaims, and the parties have each moved for summary judgment. The Company requests summary judgment dismissing Mr. Kaul's claims including, without limitation, Mr. Kaul's claim for damages in the amount of $3,583,800, or, in the alternative, a declaratory judgment from the court that he is entitled to all change of control benefits under the "Hanover Direct, Inc. Thirty-Six Month Salary Continuation Plan," and summary judgment awarding damages on the Company's claim for reimbursement of a tax loan. Mr. Kaul requests summary judgment dismissing certain of the Company's counterclaims and defenses. The briefing on the motions is completed. No trial date has been set. It is too early to determine the potential outcome, which could have a material impact on the Company's results of operations when resolved in a future period.

         In June 1994, a complaint was filed in the Supreme Court of the State of New York, County of New York, by Donald Schupak, the former President, CEO and Chairman of the Board of Directors of The Horn & Hardart Company, the corporate predecessor to the Company, against the Company and Alan Grant Quasha. The complaint asserts claims for alleged breaches of an agreement dated February 25, 1992 between Mr. Schupak and the Company (the "Agreement"), and for alleged tortious interference with the Agreement by Mr. Quasha. Mr. Schupak seeks compensatory damages in an amount, which is estimated to be not more than $400,000, and punitive damages in the amount of $10 million; applicable interest, incidental and consequential damages, plus costs and disbursements, the expenses of the litigation and reasonable attorneys' fees. In addition, based on the alleged breaches of the Agreement by the Company, Mr. Schupak seeks a "parachute" payment of approximately $3 million under an earlier agreement with the Company that he allegedly had waived in consideration of the Company's performance of its obligations under the Agreement. The Company filed an answer to the complaint on September 7, 1994. Discovery then commenced and documents were exchanged. Each of the parties filed a motion for summary judgment at the end of 1995, and both motions were denied in the spring of 1996. In April 1996, due to health problems then being experienced by Mr. Schupak, the Court ordered that the case be marked "off calendar" until plaintiff recovered and was able to proceed with the litigation. In September 2002, more than six years later, Mr. Schupak filed a motion to restore the case to the Court's calendar. The Company filed papers in opposition to the motion on October 10, 2002, asserting that the motion should be denied on the ground that plaintiff failed to timely comply with the terms of the Court's order concerning restoration and, alternatively, on the ground of laches. The plaintiff filed reply papers on November 4, 2002, and the parties are awaiting decision by the Court. The Company believes the claims to be without merit and intends to conduct a vigorous defense in the event the case is restored to the calendar.

         The Company was named as one of 88 defendants in a patent infringement complaint filed in the U.S. District Court in Arizona on November 23, 2001 by the Lemelson Medical, Education & Research Foundation, Limited Partnership (the "Lemelson Foundation"). The Lemelson Foundation accuses the 88 defendants of infringing seven U.S. patents which allegedly cover "automatic identification" technology through the defendants' use of methods for scanning production markings such as bar codes. Prior to the service of the complaint, the Company received a letter dated November 27, 2001 from attorneys for the Lemelson Foundation notifying the Company of the complaint and offering a license. By order of the Court entered March 20, 2002, in response to a request by the Lemelson Foundation, the case involving the Company was stayed pending the outcome of a related case in Nevada brought by bar code manufacturers. The Nevada case is scheduled to go to trial in November 2002. The Order for the stay provides that the Company need not answer the complaint, although it has the option to do so. The Company has been invited to join a common interest/joint-defense group consisting of defendants named in the complaint and defendants in other actions brought by the Lemelson Foundation. The Company is currently in the process of analyzing the merits of the issues raised by the complaint, notifying vendors of its receipt of the complaint, evaluating the merits of joining the joint-defense group, and discussing the license offer with attorneys for the Lemelson Foundation. A preliminary estimate of the royalties and attorneys' fees which the Company may pay if it decides to accept the license offer from the Lemelson Foundation range from about $125,000 to $400,000. The Company has decided to gather further information, but will not agree to a settlement at this time, and thus has not established a reserve.

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

         In the first quarter of 2002, special charges relating to the strategic business realignment program were recorded in the amount of $0.2 million. These charges consisted primarily of severance costs related to the elimination of an additional 10 FTE positions and costs associated with the Company's decision to close a product storage facility located in San Diego, California. In the second quarter of 2002, no additional special charges relating to the strategic business realignment program were recorded. In September 2002, the Company supplemented this program through the integration of The Company Store and Domestications divisions. As a result of the continued actions needed to execute these plans, in the third quarter of 2002, an additional $1.5 million of special charges were recorded. Of this amount, $1.3 million consisted of additional facility exit costs resulting primarily from the integration of The Company Store and Domestications divisions causing management to reassess its plan to consolidate its office space utilization at the corporate offices in New Jersey. The additional $0.2 million consisted of further severance costs for an individual relating to the Company's strategic business realignment program.

         As of the end of the third quarter of 2002, a liability was included on the Company's balance sheet related to future costs in connection with the Company's strategic business realignment program consisting of the following (in thousands):

                                SEVERANCE &
                                PERSONNEL     LEASE &
                                  COSTS     EXIT COSTS   IT LEASES     TOTAL
                                  -----     ----------   ---------     -----
Balance at December 30, 2000    $  4,324    $  7,656    $  1,043    $ 13,023

2001 Expenses                      3,828       4,135        --         7,963
Paid in 2001                      (5,606)     (3,654)       (670)     (9,930)
                                --------    --------    --------    --------
Balance at December 29, 2001       2,546       8,137         373      11,056

2002 Expenses                        340       1,356        --         1,696
Paid in 2002                      (2,377)     (4,234)       (162)     (6,773)
                                --------    --------    --------    --------
Balance at September 28, 2002   $    509    $  5,259    $    211    $  5,979
                                ========    ========    ========    ========

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

         The asset purchase agreement between the Company and HSN provides that if Keystone Internet Services, Inc. fails to perform its obligations during the first two years of the services contract, the purchaser can receive a reduction in the original purchase price of up to $2.0 million. An escrow fund of $3.0 million, which was withheld from the original proceeds of the sale, has been established for a period of two years under the terms of an escrow agreement between LWI Holdings, Inc., HSN and The Chase Manhattan Bank as a result of these contingencies. As of September 28, 2002, the balance in the escrow fund was $2.3 million.

         The Company recognized a net gain on the sale of approximately $23.2 million in fiscal year 2001, which represents the excess of the net proceeds from the sale over the net assets assumed by HSN, the goodwill associated with the Improvements business and expenses related to the transaction. In June 2002, the Company recognized $0.3 million of the deferred gain consistent with the terms of the escrow agreement. Proceeds of $0.3 million relating to the deferred gain were received July 2, 2002. The recognition of an additional gain of up to approximately $2.3 million has been deferred until the contingencies described above expire, which will occur no later than the middle of the 2003 fiscal year.

7.    SALE OF KINDIG LANE PROPERTY

         On May 3, 2001, as part of the Company's strategic business realignment program, the Company sold its fulfillment warehouse in Hanover, Pennsylvania (the "Kindig Lane Property") and certain equipment located therein for $4.7 million to an unrelated third party. Substantially all of the net proceeds of the sale were paid to Congress Financial Corporation ("Congress"), pursuant to the terms of the Congress Credit Facility, and applied to a partial repayment of the Tranche A Term Loan made by Congress to Hanover Direct Pennsylvania, Inc., an affiliate of the Company, and to a partial repayment of the indebtedness under the Congress Credit Facility. The Company realized a net gain on the sale of approximately $1.5 million. The Company has continued to use the Kindig Lane Property under a lease agreement with the third party, and will continue to lease a portion of the Kindig Lane Property on a month-to-month basis until March 31, 2003. Effective March 31, 2003, the Company will have transitioned the fulfillment operations from the leased Kindig Lane distribution facility in Hanover, Pennsylvania to its own facility in Roanoke, Virginia.

8.    CHANGES IN EMPLOYMENT AGREEMENTS

         Shull Employment Agreement. Effective December 5, 2000, Thomas C. Shull, Meridian Ventures, LLC, a limited liability company controlled by Mr. Shull ("Meridian"), and the Company entered into a Services Agreement (the "December 2000 Services Agreement"). The December 2000 Services Agreement was replaced by a subsequent services agreement, dated as of August 1, 2001 (the "August 2001 Services Agreement"), among Mr. Shull, Meridian and the Company, and a Services Agreement, dated as of December 14, 2001 (the "December 2001 Services Agreement"), among Mr. Shull, Meridian, and the Company. The December 2001 Services Agreement was replaced effective September 1, 2002 by an Employment Agreement between Mr. Shull and the Company, dated as of September 1, 2002, as amended by Amendment No. 1 thereto dated as of September 1, 2002 (as amended, the "Shull Employment Agreement"), pursuant to which Mr. Shull is employed by the Company as its President and Chief Executive Officer, as described below.

         The term of the Shull Employment Agreement began on September 1, 2002 and will terminate on September 30, 2004 (the "Shull Employment Agreement Term").

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

         Under the Shull Employment Agreement, the Company shall pay the remaining unpaid $300,000 of Mr. Shull's fiscal 2001 bonus under the Company's 2001 Management Incentive Plan by no later than December 28, 2002 (or on the date of closing of any transaction which constitutes a "change of control" thereunder, if earlier). Mr. Shull shall receive the same bonus amount for fiscal 2002 under the Company's 2002 Management Incentive Plan as all other Level 8 participants (as defined in such Plan) receive under such Plan for such period, subject to all of the terms and conditions applicable generally to Level 8 participants thereunder. Mr. Shull shall earn annual bonuses for fiscal 2003 and 2004 under such plans as the Company's Compensation Committee may approve in a manner consistent with bonuses awarded to other senior executives under such plans.

         Under the Shull Employment Agreement, the Company shall, on December 28, 2002 (or the date of closing of any transaction which constitutes a "change of control" thereunder, if earlier), make the lump sum cash payment of $450,000 to Mr. Shull previously due to be paid to Meridian on June 30, 2002. In addition, the Company has agreed to make two equal lump sum cash payments of $225,000 each to Mr. Shull on March 31, 2003 and September 30, 2004, provided the Employment Agreement has not terminated due to Willful Misconduct (as defined in the Shull Employment Agreement) or material breach thereof by Mr. Shull, or Mr. Shull's death or permanent disability. Such payments shall be made notwithstanding any other termination of the Employment Agreement on or prior to such date or as a result of another event constituting a Change of Control.

         Under the Shull Employment Agreement, upon the closing of any transaction which constitutes a "change of control" thereunder, provided that Mr. Shull is then employed by the Company, the Company will be required to make a lump sum cash payment to Mr. Shull on the date of such closing pursuant to the Change of Control Plan, the Company's transaction bonus program and the Company's Management Incentive Plans for the applicable fiscal year. Any such lump sum payment would be in lieu of (i) any cash payment under the Shull Employment Agreement as a result of a termination thereof upon the first day after the acquisition of the Company (whether by merger or the acquisition of all of its outstanding capital stock) or the tenth day after the sale or any series of sales since April 27, 2001 involving an aggregate of 50% or more of the market value of the Company's assets (for this purpose under the Shull Employment Agreement, such 50% amount shall be deemed to be $107.6 million), and
(ii) the aggregate amount of Base Compensation to which Mr. Shull would have otherwise been entitled through the end of the Shull Employment Agreement Term.

         Under the Shull Employment Agreement, additional amounts are payable to Mr. Shull by the Company under certain circumstances upon the termination of the Shull Employment Agreement. If the termination is on account of the expiration of the Shull Employment Agreement Term, Mr. Shull shall be entitled to receive such amount of bonus as may be payable pursuant to the Company's applicable bonus plan as well as employee benefits such as accrued vacation and insurance in accordance with the Company's customary practice. If the termination is on account of the Company's material breach of the Shull Employment Agreement or the Company's termination of the Shull Employment Agreement where there has been no Willful Misconduct (as defined in the Shull Employment Agreement) or material breach thereof by Mr. Shull, Mr. Shull shall be entitled to receive (i) a lump sum payment equal to the aggregate amount of Base Compensation to which he would have otherwise been entitled through the end of the Shull Employment Agreement Term (not to exceed 18 months of such Base Compensation), plus (ii) such additional amount, if any, in severance pay which, when combined with the amount payable pursuant to clause (i) equals 18 months of Base Compensation and such amount of bonus as may be payable pursuant to the Company's 2002 Management Incentive Plan or other bonus plan, as applicable (based upon the termination date and the terms and conditions of the applicable bonus plan), as described in paragraph 4(b), as well as such amounts as may be unpaid under the second preceding paragraph and employee benefits such as accrued vacation and insurance in accordance with the Company's customary practice. If the termination is on account of the acquisition of the Company (whether by merger or the acquisition of all of its outstanding capital stock) or the sale or any series of sales since April 27, 2001 involving an aggregate of 50% or more of the market value of the Company's assets (for this purpose under the Shull Employment Agreement, such 50% amount shall be deemed to be $107.6 million) and the amount realized in the transaction is less than $0.50 per common share (or the equivalent of $0.50 per common share), and if and only if the Change of Control Plan shall not then be in effect, Mr. Shull shall be entitled to receive a lump sum payment equal to the aggregate amount of Base Compensation to which he would have otherwise been entitled through the end of the Shull Employment Agreement Term. If the termination is on account of the acquisition of the Company (whether by merger or the acquisition of all of its outstanding capital stock) or the sale or any series of sales since April 27, 2001 involving an aggregate of 50% or more of the market value of the Company's assets (for this purpose under the Shull Employment Agreement, such 50% amount shall be deemed to be $107.6 million) and the amount realized in the transaction equals or exceeds $0.50 per common share (or the equivalent of $0.50 per common share), and if and only if the Change of Control Plan shall not then be in effect, Mr. Shull shall be entitled to receive a lump sum payment equal to the greater of the Base Compensation to which he would have otherwise been entitled through the end of the Shull Employment Agreement Term or $1,000,000. If the termination is on account of an acquisition or sale of the Company (whether by merger or the acquisition of all of its outstanding capital stock) or the sale or any series of sales since April 27, 2001 involving an aggregate of 50% or more of the market value of the Company's assets (for this purpose under the Shull Employment Agreement, such 50% amount shall be deemed to be $107.6 million) and the Change of Control Plan shall then be in effect, Mr. Shull shall only be entitled to receive his benefit under the Change of Control Plan.

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

         Issuance of Stock Options. On August 8, 2002, the Company issued options to purchase 3,750,000 shares of the Company's common stock to certain Management Incentive Plan ("MIP") Level 7 and 8 employees, including various executive officers, at a price of $0.24 per share under the Company's 2000 Management Stock Option Plan. In addition, on August 8, 2002, the Company authorized the President to grant options to purchase up to an aggregate of 1,045,000 and 1,366,000 shares of the Company's common stock to certain MIP Level 4 and MIP Level 5 and 6 employees, respectively, at a price of $0.24 per share under the Company's 2000 Management Stock Option Plan.

         On October 2, 2002, the Company issued options to purchase 600,000 shares of the Company's common stock to an Executive Vice President at a price of $0.27 per share under the Company's 2000 Management Stock Option Plan.

         Charles F. Messina. In October 2002, Charles F. Messina resigned as Executive Vice President, Chief Administrative Officer and Secretary of the Company effective September 30, 2002. In connection with such resignation, the Company and Mr. Messina entered into a severance agreement dated September 30, 2002 providing for cash payments of $884,500. The required accruals will be made during the fourth quarter.

         Brian C. Harriss. In October 2002, Brian C. Harriss was appointed as Executive Vice President - Human Resources and Legal and Secretary of the Company effective December 2, 2002. Prior to January 2002, Mr. Harriss had served the Company as Executive Vice President and Chief Financial Officer. In connection with such appointment, Mr. Harriss and the Company have terminated a severance agreement entered into during January 2002 at the time of Mr. Harriss' resignation from the Company, and Mr. Harriss has waived his rights to certain payments under such severance agreement.

         Other Executives. In October 2002, the Company entered into arrangements with three of its Executive Vice Presidents pursuant to which it agreed, amongst other things, to provide eighteen months of severance pay, COBRA reimbursement and Exec-U-Care plan coverage in the event their employment with the Company is terminated either by the Company "For Cause" or by them "For Good Reason" (as such terms are defined). Severance payments, if any, are estimated to be $1,630,500 in the aggregate and will not be accrued until triggered.

9.       RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations" ("FAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Goodwill relates to the International Male and the Gump's brands and the net balance at September 28, 2002 is $9.3 million. The Company adopted FAS 142 effective January 1, 2002 and, as a result, the quarters ended March 30, 2002, June 29, 2002, and September 28, 2002 did not include an amortization charge for goodwill. The Company obtained the services of an independent appraisal firm during the second quarter ended June 29, 2002 to evaluate whether there was any goodwill impairment upon adoption of FAS 142. The results of the appraisal indicated no goodwill transition impairment based upon the requirements set forth in FAS 142.

         If the provisions of FAS 142 had been implemented for the 13-week period ended September 29, 2001 and the Company had not included an amortization charge for goodwill, the Company's net loss would have decreased by $0.1 million to $6.7 million. If the provisions under FAS 142 had been implemented for the 39-week period ended September 29, 2001 and the Company had not included an amortization charge for goodwill, the Company's net loss would have decreased by $0.3 million to $1.4 million. Net loss per share for both the 13-week and 39-week periods ended September 29, 2001 would have remained unchanged at $.05 for both the basic and diluted loss per share calculations.

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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB SFAS No. 13, and Technical Corrections" ("FAS 145"). FAS 145 rescinds SFAS No. 4, 44, and 64 and amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted the provisions of FAS 145 in fiscal 2002, and such adoption has had no effect on the Company's results of operations or financial position.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred whereas, under EITF 94-3, the liability was recognized at the commitment date to an exit plan. The Company is required to adopt the provisions of FAS 146 effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of adoption of this statement.

         In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions - An Amendment of SFAS No. 72 and SFAS No. 144 and FASB Interpretation No. 9" ("FAS 147"). FAS 147 addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. The Company has reviewed the provisions of FAS 147 and has concluded that such statement has had no effect on the Company's results of operations or financial position.

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

         On August 16, 2002, the Company amended the Congress Credit Facility to
(i) extend the term of the Tranche B Term Loan to January 31, 2004, (ii) increase by $3,500,000 the borrowing reflected by the Tranche B Term Note to $8,410,714, and (iii) make certain related technical amendments to the Congress Credit Facility. The amendment required the payment of fees in the amount of $410,000.

         Achievement of the cost savings and other objectives of the Company's strategic business realignment program is critical to the maintenance of adequate liquidity as is compliance with the terms and provisions of the Congress Credit Facility.

11.    SERIES B PARTICIPATING PREFERRED STOCK

         On December 19, 2001, the Company consummated a transaction (the "Richemont Transaction") with Richemont Finance S.A. ("Richemont") in which the Company issued to Richemont 1,622,111 shares of Series B Participating Preferred Stock ("Series B Preferred Stock"). The Series B Preferred Stock has a par value of $0.01 per share.

         The holders of the Series B Preferred Stock are entitled to ten votes per share on any matter on which the Common Stock votes. In addition, in the event that the Company defaults on its obligations arising in connection with the Richemont Transaction, the Certificate of Designations of the Series B Preferred Stock or its agreements with Congress, or in the event that the Company fails to redeem at least 811,056 shares of Series B Preferred Stock by August 31, 2003, then the holders of the Series B Preferred Stock, voting as a class, shall be entitled to elect two members to the Board of Directors of the Company.

         In the event of the liquidation, dissolution or winding up of the Company, the holders of the Series B Preferred Stock are entitled to a liquidation preference (the "Liquidation Preference") which was initially $47.36 per share. During each period set forth in the table below, the Liquidation Preference shall equal the amount set forth opposite such period:

                                                               LIQUIDATION PREFERENCE
                              PERIOD                                  PER SHARE                     TOTAL VALUE
         March 1, 2002 - May 31, 2002                                  $ 49.15                   $  79,726,755.65
         June 1, 2002 - August 31, 2002                                $ 51.31                   $  83,230,515.41
         September 1, 2002 - November 30, 2002                         $ 53.89                   $  87,415,561.79
         December 1, 2002 - February 28, 2003                          $ 56.95                   $  92,379,221.45
         March 1, 2003 - May 31, 2003                                  $ 60.54                   $  98,202,599.94
         June 1, 2003 - August 31, 2003                                $ 64.74                   $ 105,015,466.14
         September 1, 2003 - November 30, 2003                         $ 69.64                   $ 112,963,810.04
         December 1, 2003 - February 29, 2004                          $ 72.25                   $ 117,197,519.75
         March 1, 2004 - May 31, 2004                                  $ 74.96                   $ 121,593,440.56
         June 1, 2004 - August 31, 2004                                $ 77.77                   $ 126,151,572.47
         September 1, 2004 - November 30, 2004                         $ 80.69                   $ 130,888,136,59
         December 1, 2004 - February 28, 2005                          $ 83.72                   $ 135,803,132.92
         March 1, 2005 - May 31, 2005                                  $ 86.85                   $ 140,880,340.35
         June 1, 2005 - August 23, 2005                                $ 90.11                   $ 146,168,422.21

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth, for the fiscal periods indicated, the percentage relationship to net revenues of certain items in the Company's Condensed Consolidated Statements of Income (Loss):

                                                          13- WEEKS ENDED                           39- WEEKS ENDED
                                                ----------------------------------        -----------------------------------
                                                SEPTEMBER 28,        SEPTEMBER 29,        SEPTEMBER 28,         SEPTEMBER 29,
                                                     2002                 2001                 2002                 2001
                                                --------------       --------------       -------------         --------------
  Net revenues                                         100.0%               100.0%              100.0%                100.0%
  Cost of sales and operating expenses                  65.0                 65.5                63.9                  63.9
  Special charges                                        1.4                  0.0                 0.5                   1.5
  Selling expenses                                      23.9                 25.9                23.2                  27.2
  General and administrative expenses                   11.2                 11.6                11.2                  11.2
  Depreciation and amortization                          1.3                  1.5                 1.3                   1.5
  Loss from operations                                   2.8                  4.5                 0.1                   5.3
  Gain on sale of Improvements
    and Kindig Lane Property                             0.0                  0.0                 0.1                   6.2
  Interest expense, net                                  1.2                  1.3                 1.2                   1.3
  Net loss and comprehensive loss                        4.0%                 5.8%                1.2%                  0.4%

RESULTS OF OPERATIONS - 13- WEEKS ENDED SEPTEMBER 28, 2002 COMPARED WITH THE 13-WEEKS ENDED SEPTEMBER 29, 2001

         Net Loss and Comprehensive Loss. The Company reported a net loss of $4.2 million for the 13- weeks ended September 28, 2002 compared with a net loss of $6.8 million for the comparable period in the year 2001. In addition to measures of operating performance determined in accordance with generally accepted accounting principles, management also uses earnings before interest, income taxes, depreciation, amortization, and compensation expense relating to stock options ("EBITDA") to evaluate performance. EBITDA is measured because management believes that such information is useful in evaluating the results relative to other entities that operate within its industries. EBITDA is an alternative to, and not a replacement measure, of operating performance as determined in accordance with generally accepted accounting principles. EBITDA increased by $1.9 million to a loss of $1.4 million for the 13- weeks ended September 28, 2002 as compared with a loss of $3.3 million for the comparable period in the year 2001. Net loss per common share was $.06 for the 13- weeks ended September 28, 2002 and $.05 for the 13- weeks ended September 29, 2001. The per share amounts were calculated after deducting the Series B Preferred Stock redemption price increase of $4.2 million for the 13- weeks ended September 28, 2002 and the Series A Preferred Stock dividends and accretion of $3.1 million for the comparable period in the year 2001. The weighted average number of shares outstanding used in both the basic and diluted net loss per share calculation was 138,315,800 for the 13-week period ended September 28, 2002. For the 13-week period ended September 29, 2001, the weighted average number of shares used in the calculation in both the basic and diluted net loss per share was 212,186,331. This decrease in weighted average shares was primarily due to the transaction consummated with Richemont in December 2001, where the Company repurchased and retired 74,098,769 shares of Common Stock then held by Richemont.

         Compared with the same fiscal period in the year 2001, the $2.6 million decrease in net loss was primarily due to a decrease in the following expenses resulting from the Company's strategic business realignment program:

(i)      cost of sales and operating expenses;
(ii)     selling expenses; and
(iii)    general and administrative expenses;

partially offset by special charges incurred in 2002 associated with the Company's strategic business realignment program.

         Net Revenues. Net revenues decreased $11.4 million (9.7%) for the 13-week period ended September 28, 2002 to $106.0 million from $117.4 million for the comparable period in the year 2001. The decrease in net revenues is due principally to softness in demand primarily related to certain brands and reductions in unprofitable circulation. The discontinuance of the Domestications Kitchen & Garden, Kitchen & Home and Encore catalogs resulted in a $0.2 million reduction in net revenues for the 13-week period ended September 28, 2002.

         Cost of Sales and Operating Expenses. Cost of sales and operating expenses decreased to 65.0% of net revenues for the 13-week period ended September 28, 2002 as compared with 65.5% of net revenues for the comparable period in the year 2001. This change was due primarily to reductions in spending related to the information technology systems area that have resulted from actions taken in connection with the Company's strategic business realignment program.

         Special Charges. In December 2000, the Company developed a program to strategically realign its business and direct the Company's resources primarily towards a loss reduction and return to profitability. In September 2002, the Company supplemented this program through the integration of The Company Store and Domestications divisions. As a result of the continued actions needed to execute these plans, the Company recorded special charges of $1.5 million for the 13-week period ended September 28, 2002 to primarily cover additional charges related to the Company's plan to further consolidate its office space at its corporate offices in New Jersey. For the 13-week period ended September 29, 2001, the Company did not incur any special charges relating to the strategic business realignment program.

         Selling Expenses. Selling expenses decreased by $5.1 million to $25.3 million for the 13- weeks ended September 28, 2002 as compared with $30.4 million for the comparable period in the year 2001. As a percentage relationship to net revenues, selling expenses decreased to 23.9% for the 13- weeks ended September 28, 2002 versus 25.9% for the comparable period in the year 2001. This decrease was primarily due to the impact of circulation reductions. In addition, decreases in paper pricing also contributed to the lower percentage relationship to net revenues.

         General and Administrative Expenses. General and administrative expenses decreased by $1.8 million to $11.8 million for the 13- weeks ended September 28, 2002 as compared with $13.6 million for the comparable period in the year 2001. As a percentage relationship to net revenues, general and administrative expenses were 11.2% of net revenues for the 13- weeks ended September 28, 2002 versus 11.6% of net revenues for the comparable period in the year 2001. The reductions in costs are primarily attributable to the elimination of a significant number of FTE positions across all departments which began late in 2000 as part of the Company's strategic business realignment program and has continued throughout the 13- weeks ended September 28, 2002. This decrease is partially offset by additional professional and legal fees of $0.7 million associated with the Rakesh K. Kaul complaint mentioned in Note 4, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

         Depreciation and Amortization. Depreciation and amortization decreased $0.4 million to $1.4 million for the 13- weeks ended September 28, 2002 as compared with $1.8 million for the comparable period in the year 2001. The decrease is primarily due to capital expenditures that have become fully amortized and the elimination of goodwill amortization of $0.1 million resulting from the implementation of FAS 142. As a percentage relationship to net revenues, depreciation and amortization was 1.3% for the 13- weeks ended September 28, 2002 and 1.5% for the comparable period in the year 2001.

         Loss from Operations. The Company's loss from operations decreased by $2.4 million to $2.9 million for the 13- weeks ended September 28, 2002 from a loss of $5.3 million for the comparable period in the year 2001.

         Interest Expense, Net. Interest expense, net decreased $0.2 million to $1.3 million for the 13- weeks ended September 28, 2002 as compared with $1.5 million for the comparable period in the year 2001. The decrease in interest expense in the third quarter of 2002 is primarily due to lower average borrowings, coupled with lower interest rates. This decrease is partially offset by an increase in amortization from additional deferred financing costs relating to the Company's amendments to the Congress Credit Facility.

RESULTS OF OPERATIONS - 39- WEEKS ENDED SEPTEMBER 28, 2002 COMPARED WITH THE 39-WEEKS ENDED SEPTEMBER 29, 2001

         Net Loss and Comprehensive Loss. The Company reported a net loss of $4.2 million for the 39- weeks ended September 28, 2002 compared with a net loss of $1.7 million for the comparable period in the year 2001. EBITDA decreased by $11.9 million to $5.0 million for the 39- weeks ended September 28, 2002 as compared with $16.9 million for the comparable period in the year 2001. The results for the 39-week periods ended September 28, 2002 and September 29, 2001 include $0.3 million and $24.3 million, respectively, in after tax gains resulting from the sale of the Improvements business and the Kindig Lane Property. The net loss for the 39- weeks ended September 28, 2002 would have decreased $21.5 million over the comparable period in 2001 prior to the recognition of these gains. EBITDA for the 39- weeks ended September 28, 2002 would have increased $18.3 million over the comparable period in 2001 prior to the recognition of these gains. Net loss per common share was $0.11 for the 39-weeks ended September 28, 2002 and $0.05 for the 39- weeks ended September 29, 2001. The per share amounts were calculated after deducting the Series B Preferred Stock redemption price increase of $10.6 million for the 39- weeks ended September 28, 2002 and the Series A Preferred Stock dividends and accretion of $9.0 million for the comparable period in the year 2001. The weighted average number of shares outstanding used in both the basic and diluted net loss per share calculation was 138,268,327 for the 39-week period ended September 28, 2002 and 212,280,360 for the 39-week period ended September 29, 2001. This decrease in weighted average shares was primarily due to the transaction consummated with Richemont in December 2001, where the Company repurchased and retired 74,098,769 shares of Common Stock then held by Richemont.

         Compared with the same fiscal period period in the year 2001, the $2.5 million increase in net loss was primarily due to:

(i) gain on sale of the Improvements business of $22.8 million in the year 2001; and
(ii)     gain on sale of the Kindig Lane property of $1.5 million in the year
         2001;

partially offset by a decrease in the following expenses resulting from the Company's strategic business realignment program:

(i)      cost of sales and operating expenses;
(ii)     selling expenses;
(iii)    general and administrative expenses; and
(iv) special charges associated with the Company's strategic business realignment program.

         Net Revenues. Net revenues decreased $65.8 million (16.7%) for the 39-week period ended September 28, 2002 to $329.4 million from $395.2 million for the comparable period in the year 2001. This decrease was due in part to the sale of the Improvements business on June 29, 2001, which accounted for $34.1 million of the reduction in revenues for the 39-week period ended September 28, 2002. The discontinuance of the Domestications Kitchen & Garden, Kitchen & Home, Encore and Turiya catalogs contributed $6.2 million to the reduction in net revenues for the 39-week period ended September 28, 2002. An additional portion of the drop in revenues amounting to $1.8 million can be attributed to the Company's focus on continued profitable operations, thus resulting in fewer, but more profitable, third-party clients. The remaining balance of the decrease in net revenues can be attributed to softness in demand primarily related to certain brands and reductions in unprofitable circulation.

         Cost of Sales and Operating Expenses. Cost of sales and operating expenses decreased $42.1 million (16.7%) for the 39-week period ended September 28, 2002 to $210.4 million from $252.5 million for the comparable period in the year 2001, although, as a percentage relationship to net revenues, they remained constant at 63.9% for both the 39-week period ended September 28, 2002 and the comparable period in the year 2001. Merchandise inventory costs increased by 1.0% as a percentage of net revenues, however, were offset by decreases in operating expenses resulting from the actions taken in connection with the Company's strategic business realignment program. These decreases occurred primarily in the areas of variable telemarketing and distribution costs and information systems costs associated with the Company's fulfillment centers.

         Special Charges. In December 2000, the Company developed a program to strategically realign its business and direct the Company's resources primarily towards a loss reduction and return to profitability. In September 2002, the Company supplemented this program through the integration of The Company Store and Domestications divisions. As a result of the continued actions needed to execute these plans, the Company recorded special charges of $6.1 million for the 39-week period ended September 29, 2001. Primarily, these special charges were incurred to record severance costs related to the elimination of 78 FTE positions across all departments of the Company's business and additional charges related to the exit of the Maumelle and Kindig Lane buildings including the write-down for impairment of remaining assets. For the 39-week period ended September 28, 2002, the Company recorded an additional $1.7 million of special charges relating to the strategic business realignment program. These charges consisted primarily of additional facility and exit costs resulting from the Company's plan to further consolidate its office space at its corporate offices in New Jersey. In addition, special charges for the 39-week period ended September 28, 2002, consist of severance costs related to the elimination of an additional 10 FTE positions in various levels of catalog operations and costs associated with the Company's decision to close the San Diego product storage facility.

         Selling Expenses. Selling expenses decreased by $30.9 million to $76.6 million for the 39- weeks ended September 28, 2002 as compared with $107.5 million for the comparable period in the year 2001. As a percentage relationship to net revenues, selling expenses decreased to 23.2% for the 39- weeks ended September 28, 2002 versus 27.2% for the comparable period in the year 2001. This decrease was primarily due to the impact of circulation reductions. In addition, decreases in paper pricing also contributed to the lower percentage of net revenues.

         General and Administrative Expenses. General and administrative expenses decreased by $7.6 million to $36.8 million for the 39- weeks ended September 28, 2002 as compared with $44.4 million for the comparable period in the year 2001. As a percentage relationship to net revenues, general and administrative expenses remained constant at 11.2% of net revenues for both the 39- weeks ended September 28, 2002 and September 29, 2001. The Company has incurred an increase in professional and legal fees of $2.8 million associated with the Rakesh K. Kaul complaint mentioned in Note 4, Commitments and Contingencies, to the Condensed Consolidated Financial Statements. This increase is offset by reductions in costs primarily attributable to the elimination of a significant number of FTE positions across all departments which began late in 2000 as part of the Company's strategic business realignment program and have continued throughout the 39- weeks ended September 28, 2002.

         Depreciation and Amortization. Depreciation and amortization decreased by $1.3 million to $4.4 million for the 39- weeks ended September 28, 2002 as compared with $5.7 million for the comparable period in the year 2001. The decrease is primarily due to capital expenditures that have previously become completely amortized and the elimination of goodwill amortization of $0.3 million resulting from the implementation of FAS 142. As a percentage relationship to net revenues, depreciation and amortization was 1.3% for the 39-weeks ended September 28, 2002 and 1.5% for the comparable period in the year 2001.

         Loss from Operations. The Company's loss from operations decreased by $20.5 million to $0.4 million for the 39- weeks ended September 28, 2002 from a loss of $20.9 million for the comparable period in the year 2001.

         Gain on sale of the Improvements business and the Kindig Lane Property. Gain on sale of the Improvements business and the Kindig Lane Property was 6.2% of net revenues for the 39- weeks ended September 29, 2001. The Company realized a net gain on the sale of the Improvements business of approximately $22.8 million in the second quarter of 2001, which represents the excess of the net proceeds from the sale over the net assets assumed by HSN, the goodwill associated with the Improvements business and expenses related to the transaction. In June 2002, the Company recognized $0.3 million of the deferred gain consistent with the terms of the escrow agreement. In the second quarter of 2001, the Company realized a net gain on the sale of the Kindig Lane Property of approximately $1.5 million.

         Interest Expense, Net. Interest expense, net decreased $1.1 million to $4.0 million for the 39- weeks ended September 28, 2002 as compared with $5.1 million for the comparable period in the year 2001. The decrease in interest expense is primarily due to lower average borrowings, coupled with lower interest rates. This decrease is partially offset by an increase in amortization from additional deferred financing costs relating to the Company's Congress Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities. During the 39-week period ended September 28, 2002, net cash used in operating activities was $4.6 million. Net loss, when adjusted for depreciation, amortization and other non-cash items, resulted in positive cash flow of $1.7 million for 39- weeks ended September 28, 2002. These funds were primarily used to reduce accounts payable, accrued liabilities and to fund additional prepaid catalog costs in preparation for the holiday catalog mailings. The uses of these funds were partially offset by funds received from the collection of accounts receivable.

         Net cash used by investing activities. During the 39-week period ended September 28, 2002, net cash used by investing activities was $0.3 million. This was due to $0.6 million of capital expenditures consisting primarily of upgrades in equipment located at the Roanoke, Virginia distribution center and various computer software applications, offset by $0.3 million of proceeds received relating to the deferred gain associated with the sale of the Improvements business.

         Net cash provided by financing activities. During the 39-week period ended September 28, 2002, net cash provided by financing activities was $4.7 million, which was primarily due to increased borrowings under both the amended Congress Tranche B term loan facility and the Congress revolving loan facility. These borrowings were partially offset by monthly payments made relating to both the Congress Tranche A and Tranche B term loan facilities as well as the payment of an amendment fee of $410,000 to Congress.

         Congress Credit Facility. On March 24, 2000, the Company amended its credit facility with Congress to provide the Company with a maximum credit line, subject to certain limitations, of up to $82.5 million (the "Congress Credit Facility"). The Congress Credit Facility, as amended, expires on January 31, 2004 and comprises a revolving loan facility, a $17.5 million Tranche A Term Loan and a recently amended $8.4 million Tranche B Term Loan. Total cumulative borrowings, however, are subject to limitations based upon specified percentages of eligible receivables and eligible inventory, and the Company is required to maintain $3.0 million of excess credit availability at all times. The Congress Credit Facility, as amended, is secured by all the assets of the Company and places restrictions on the incidence of additional indebtedness and on the payment of Common Stock dividends. As of September 28, 2002, the Company had $34.2 million of borrowings outstanding under the amended Congress Credit Facility consisting of $16.9 million under the revolving credit facility and $9.0 million and $8.3 million of Tranche A Term Loans and Tranche B Term Loans, respectively. The Company may draw upon the amended Congress Credit Facility to fund working capital requirements as needed.

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

         On August 16, 2002, the Company amended the Congress Credit Facility to
(i) extend the term of the Tranche B Term Loan to January 31, 2004, (ii) increase by $3.5 million the borrowing reflected by the Tranche B Term Note to $8.4 million, and (iii) make certain related technical amendments to the Congress Credit Facility. The amendment required the payment of fees in the amount of $410,000.

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

         The asset purchase agreement between the Company and HSN provides that if Keystone Internet Services, Inc. fails to perform its obligations during the first two years of the services contract, the purchaser can receive a reduction in the original purchase price of up to $2.0 million. An escrow fund of $3.0 million, which was withheld from the original proceeds of the sale, has been established for a period of two years under the terms of an escrow agreement between

LWI Holdings, Inc., HSN and The Chase Manhattan Bank as a result of these contingencies. As of September 28, 2002, the balance in the escrow fund is $2.3 million.

         The Company recognized a net gain on the sale of approximately $23.2 million in fiscal year 2001, which represents the excess of the net proceeds from the sale over the net assets assumed by HSN, the goodwill associated with the Improvements business and expenses related to the transaction. In June 2002, the Company recognized $0.3 million of the deferred gain consistent with the terms of the escrow agreement. Proceeds of $0.3 million relating to the deferred gain were received July 2, 2002. The recognition of an additional gain of up to approximately $2.3 million has been deferred until the contingencies described above expire, which will occur no later than the middle of the 2003 fiscal year.

         General. At September 28, 2002, the Company had $1.0 million in cash and cash equivalents compared with $1.4 million at September 29, 2001. Working capital and current ratios at September 28, 2002 were $24.0 million and 1.32 to 1 versus $29.6 million and 1.36 to 1 at September 29, 2001. Total cumulative borrowings, including financing under capital lease obligations, as of September 28, 2002, aggregated $34.2 million, $30.4 million of which is classified as long-term. Remaining availability under the Congress Credit Facility as of September 28, 2002 was $7.9 million. There were nominal capital commitments (less than $0.1 million) at September 28, 2002.

         On March 22, 2002, the Postal Rate Commission approved a settlement that allowed postal rates to increase an average of 7.7% on June 30, 2002. The Company had anticipated this action in its 2002 planning process and has been accommodating the increased cost as part of normal business operations. The Company has implemented cost conservation measures, such as reduced paper weights and trim size changes, as a way of mitigating such cost increases.

         Management believes that the Company has sufficient liquidity and availability under its credit agreements to fund its planned operations through at least March 29, 2003. Achievement of the cost saving and other objectives of the Company's strategic business realignment program is critical to the maintenance of adequate liquidity as is compliance with the terms and provisions of the Congress Credit Facility as mentioned in Note 10, Amendment to Congress Loan and Security Agreement, to the Condensed Consolidated Financial Statements.

USES OF ESTIMATES AND OTHER CRITICAL ACCOUNTING POLICIES

         During the third quarter ended September 28, 2002, there were no changes in the Company's policies regarding the use of estimates and other critical accounting policies. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," found in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001, for additional information relating to the Company's uses of estimates and other critical accounting policies.

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations" ("FAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Goodwill relates to the International Male and the Gump's brands and the net balance at September 28, 2002 is $9.3 million. The Company adopted FAS 142 effective January 1, 2002 and, as a result, the quarters ended March 30, 2002, June 29, 2002, and September 28, 2002 did not include an amortization charge for goodwill. The Company obtained the services of an independent appraisal firm during the second quarter ended June 29, 2002 to evaluate whether there was any goodwill impairment upon adoption of FAS 142. The results of the appraisal indicated no goodwill transition impairment based upon the requirements set forth in FAS 142.

         If the provisions of FAS 142 had been implemented for the 13-week period ended September 29, 2001 and the Company had not included an amortization charge for goodwill, the Company's net loss would have decreased by $0.1 million to $6.7 million. If the provisions under FAS 142 had been implemented for the 39-week period ended

September 29, 2001 and the Company had not included an amortization charge for goodwill, the Company's net loss would have decreased by $0.3 million to $1.4 million. Net loss per share for both the 13-week and 39-week periods ended September 29, 2001 would have remained unchanged at $.05 for both the basic and diluted loss per share calculations.

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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB SFAS No. 13, and Technical Corrections" ("FAS 145"). FAS 145 rescinds SFAS No. 4, 44, and 64 and amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted the provisions of FAS 145 in fiscal 2002, and such adoption has had no effect on the Company's results of operations or financial position.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred whereas, under EITF 94-3, the liability was recognized at the commitment date to an exit plan. The Company is required to adopt the provisions of FAS 146 effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of adoption of this statement.

         In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions - An Amendment of SFAS No. 72 and SFAS No. 144 and FASB Interpretation No. 9" ("FAS 147"). FAS 147 addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. The Company has reviewed the provisions of FAS 147 and has concluded that such statement has had no effect on the Company's results of operations or financial position.

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

FORWARD-LOOKING STATEMENTS

         The following statement from above constitutes a forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995:

         "Management believes that the Company has sufficient liquidity and availability under its credit agreements to fund its planned operations through at least March 29, 2003."

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

         The failure of the Internet generally to achieve the projections for it with respect to growth of e-commerce or otherwise, and the failure of the Company to increase Internet sales. The imposition of regulatory, tax or other requirements with respect to Internet sales. Actual or perceived technological difficulties or security issues with respect to conducting e-commerce over the Internet generally or through the Company's web sites or those of its third-party fulfillment clients specifically. The failure of strategic alliances with online retailers to achieve the benefits projected for them.

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

         The inability of the Company to timely obtain and distribute merchandise, as a result of foreign sourcing or otherwise, leading to an increase in backorders and cancellations. The effects, if any, of the West Coast Dock Strike or any future strikes on the Company's ability to timely obtain and distribute merchandise.

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

         The ability of the Company to complete the Company's strategic business realignment program, including the integration of its Domestications and The Company Store divisions, or within the time periods anticipated by the Company. The ability of the Company to realize the aggregate cost savings and other objectives anticipated in connection with the strategic business realignment program, including the integration of its Domestications and The Company Store divisions, or within the time periods anticipated therefor. The aggregate costs of effecting the strategic business realignment program may be greater than the amounts anticipated by the Company.

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

        The inability of the Company to sell non-core assets due to market conditions or otherwise.

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

ITEM 3.   QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        INTEREST RATES: The Company's exposure to market risk relates to interest rate fluctuations for borrowings under the Congress revolving credit facility and its term financing facility, which bear interest at variable rates. At September 28, 2002, outstanding principal balances under these facilities subject to variable rates of interest were approximately $25.9 million. If interest rates were to increase by one percent from current levels, the resulting increase in interest expense, based upon the amount outstanding at September 28, 2002, would be approximately $0.26 million on an annual basis.

ITEM 4.   CONTROLS AND PROCEDURES

        Within 90 days prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-14c under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of the Company's disclosure controls and procedures were effective. No significant changes were made to the Company's internal controls or to other factors that could significantly affect these disclosure controls subsequent to the date of the evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         A class action lawsuit was commenced on March 3, 2000 entitled Edwin L. Martin v. Hanover Direct, Inc. and John Does 1 through 10, bearing case no. CJ2000-177 in the State Court of Oklahoma (District Court in and for Sequoyah County). Plaintiff commenced the action on behalf of himself and a class of persons who have at any time purchased a product from the Company and paid for an "insurance charge." The complaint sets forth claims for breach of contract, unjust enrichment, recovery of money paid absent consideration, fraud and a claim under the New Jersey Consumer Fraud Act. The complaint alleges that the Company charges its customers for delivery insurance even though, among other things, the Company's common carriers already provide insurance and the insurance charge provides no benefit to the Company's customers. Plaintiff also seeks a declaratory judgment as to the validity of the delivery insurance. The damages sought are (i) an order directing the Company to return to the plaintiff and class members the "unlawful revenue" derived from the insurance charges,
(ii) declaring the rights of the parties, (iii) permanently enjoining the Company from imposing the insurance charge, (iv) awarding threefold damages of less than $75,000 per plaintiff and per class member, and (v) attorneys' fees and costs. On April 12, 2001, the Court held a hearing on plaintiff's class certification motion. Subsequent to the April 12, 2001 hearing on plaintiff's class certification motion, plaintiff filed a motion to amend the definition of the class. On July 23, 2001, plaintiff's class certification motion was granted, defining the class as "All persons in the United States who are customers of any catalog or catalog company owned by Hanover Direct, Inc. and who have at any time purchased a product from such company and paid money which was designated to be an 'insurance' charge." On August 21, 2001, the Company filed an appeal of the order with the Oklahoma Supreme Court and subsequently moved to stay proceedings in the district court pending resolution of the appeal. The appeal has been fully briefed. At a subsequent status hearing, the parties agreed that issues pertaining to notice to the class would be stayed pending resolution of the appeal, that certain other issues would be subject to limited discovery, and that the issue of a stay for any remaining issues would be resolved if and when such issues arise. Oral argument on the appeal, if scheduled, is not expected until early 2003. The Company believes it has defenses against the claims and plans to conduct a vigorous defense of this action.

         On August 15, 2001, the Company was served with a summons and four-count complaint filed in Superior Court for the City and County of San Francisco, California, entitled Teichman v. Hanover Direct, Inc., Hanover Brands, Inc., Hanover Direct Virginia, Inc., and Does 1-100. The complaint was filed by a California resident, seeking damages and other relief for herself and a class of all others similarly situated, arising out of the insurance fee charged by catalogs and internet sites operated by subsidiaries of the Company. Defendants, including the Company, have filed motions to dismiss based on a lack of personal jurisdiction over them. In January 2002, plaintiff sought leave to name six additional entities: International Male, Domestications Kitchen & Garden, Silhouettes, Hanover Company Store, Kitchen & Home, and Domestications as co-defendants. On March 12, 2002, the Company was served with the First Amended Complaint in which plaintiff named as defendants the Company, Hanover Brands, Hanover Direct Virginia, LWI Holdings, Hanover Company Store, Kitchen and Home, and Silhouettes. On April 15, 2002, the Company filed a Motion to Stay the Teichman action in favor of the previously filed Martin action and also filed a Motion to quash service of summons for lack of personal jurisdiction on behalf of defendants Hanover Direct, Inc., Hanover Brands, Inc. and Hanover Direct Virginia, Inc. On May 14, 2002, the Court (1) granted the Company's Motion to quash service on behalf of Hanover Direct, Hanover Brands, and Hanover Direct Virginia, leaving only LWI Holdings, Hanover Company Store, Kitchen & Home, and Silhouettes, as defendants, and (2) granted the Company's Motion to Stay the action in favor of the previously filed Oklahoma action, so nothing will proceed on this case against the remaining entities until the Oklahoma case is decided. The Company believes it has defenses against the claims. The Company plans to conduct a vigorous defense of this action.

         A class action lawsuit was commenced on February 13, 2002 entitled Jacq Wilson, suing on behalf of himself, all others similarly situated, and the general public v. Brawn of California, Inc. dba International Male and Undergear, and Does 1-100 ("Brawn") in the Superior Court of the State of California, City and County of San Francisco. Does 1-100 are internet and catalog direct marketers offering a selection of men's clothing, sundries, and shoes who advertise within California and nationwide. The complaint alleges that for at least four years, members of the class have been charged an unlawful, unfair, and fraudulent insurance fee and tax on orders sent to them by Brawn; that Brawn was engaged in untrue, deceptive and misleading advertising in that it was not lawfully required or permitted to collect insurance, tax and sales tax from customers in California; and that Brawn has engaged in acts of unfair competition under the state's Business and Professions Code. Plaintiff and the class seek (i) restitution and disgorgement of all monies wrongfully collected and earned by Brawn, including interest and other gains made on account of these practices, including reimbursement in the amount of the insurance, tax and sales tax collected unlawfully, together with interest, (ii) an order enjoining Brawn from charging customers insurance and tax on its order forms and/or from charging tax on the delivery, shipping and insurance charges, (iii) an order directing Brawn to notify the California State Board of Equalization of the failure to pay the correct amount of tax to the state and to take appropriate steps to provide the state with the information needed for audit, and (iv) compensatory damages, attorneys' fees, pre-judgment interest, and costs of the suit. The claims of the individually named plaintiff and for each member of the class amount to less than $75,000. On April 15, 2002, the Company filed a Motion to Stay the Wilson action in favor of the previously filed Martin action. On May 14, 2002, the Court heard the argument in the Company's Motion to Stay the action in favor of the Oklahoma action, denying the motion. In October 2002, the Court granted the Company's motion for leave to amend the answer. Discovery is proceeding. Trial is currently scheduled for April 14, 2003 and the Company plans to conduct a vigorous defense of this action.

         A class action lawsuit was commenced on February 20, 2002 entitled Argonaut Consumer Rights Advocates Inc., suing on behalf of the General Public
v. Gump's By Mail, Inc. ("Gump's"), and Does 1-100 in the Superior Court of the State of California, City and County of San Francisco. The plaintiff is a non-profit public benefit corporation suing under the California Business and Profession Code. Does 1-100 would include persons whose activities include the direct sale of tangible personal property to California consumers including the type of merchandise that Gump's -- the store and the catalog -- sell, by telephone, mail order, and sales through the web sites www.gumpsbymail.com and www.gumps.com. The complaint alleges that for at least four years members of the class have been charged an unlawful, unfair, and fraudulent tax and "sales tax" on their orders in violation of California law and court decisions, including the state Revenue and Taxation Code, Civil Code, and the California Board of Equalization; that Gump's engages in unfair business practices; that Gump's engaged in untrue and misleading advertising in that it was not lawfully required to collect tax and sales tax from customers in California; is not lawfully required or permitted to add tax and sales tax on separately stated shipping or delivery charges to California consumers; and that it does not add the appropriate or applicable or specific correct tax or sales tax to its orders. Plaintiff and the class seek (i) restitution of all tax and sales tax charged by Gump's on each transaction and/or restitution of tax and sales tax charged on the shipping charges; (ii) an order enjoining Gump's from charging customers for tax on orders or from charging tax on the shipping charges; and
(iii) attorneys' fees, pre-judgment interest on the sums refunded, and costs of the suit. On April 15, 2002, the Company filed an Answer and Separate Affirmative Defenses to the complaint, generally denying the allegations of the complaint and each and every cause of action alleged, and denying that plaintiff has been damaged or is entitled to any relief whatsoever. On September 19, 2002, the Company filed a motion for leave to file an amended answer, containing several additional affirmative defenses based on the proposition that the proper defendant in this litigation (if any) is the California State Board of Equalization, not the Company, and that plaintiff failed to exhaust its administrative remedies prior to filing suit. Discovery is now proceeding. Trial is currently scheduled to begin on May 19, 2003. The Company plans to conduct a vigorous defense of this action.

         A class action lawsuit was commenced on March 5, 2002 entitled Argonaut Consumer Rights Advocates Inc., suing on behalf of the General Public v. Domestications LLC, and Does 1-100 ("Domestications") in the Superior Court of the State of California, City and County of San Francisco. The plaintiff is a non-profit public benefit corporation suing under the California Business and Profession Code. Does 1-100 would include persons responsible for the conduct alleged in the complaint, including the direct sale of tangible personal property to California consumers including the type of merchandise that Domestications sells, by telephone, mail order, and sales through the web site www.domestications.com. The plaintiff claims that for at least four years members of the class have been charged an unlawful, unfair, and fraudulent tax and sales tax for different rates and amounts on the catalog and internet orders on the total amount of goods, tax and sales tax on shipping charges, which are not subject to tax or sales tax under California law, in violation of California law and court decisions, including the state Revenue and Taxation Code, Civil Code, and the California Board of Equalization; that Domestications engages in unfair business practices; and that Domestications engaged in untrue and misleading advertising in that it was not lawfully required to collect tax and sales tax from customers in California. Plaintiff and the class seek (i) restitution of all sums, interest and other gains made on account of these practices; (ii) prejudgment interest on all sums wrongfully collected; (iii) an order enjoining Domestications from charging customers for tax on their orders and/or from charging tax on the shipping charges; and (iv) attorneys' fees and costs of the suit. The Company filed an Answer and Separate Affirmative Defenses to the Complaint, generally denying the allegations of the Complaint and each and every cause of action alleged, and denying that plaintiff has been damaged or is entitled to any relief whatsoever. Discovery is now proceeding. On September 19, 2002, the Company filed a motion for leave to file an amended answer, containing several additional affirmative defenses based on the proposition that the proper defendant in this litigation (if any) is the California State Board of Equalization, not the Company, and that plaintiff failed to exhaust its administrative remedies prior to filing suit. Discovery is proceeding. Trial is currently scheduled to begin on June 16, 2003. The Company plans to conduct a vigorous defense of this action.

         On June 28, 2001, Rakesh K. Kaul, the Company's former President and Chief Executive Officer, filed a five-count complaint (the "Complaint") in New York State Court against the Company, seeking damages and other relief arising out of his separation of employment from the Company, including severance payments of $2,531,352 plus the cost of employee benefits, attorneys' fees and costs incurred in connection with the enforcement of his rights under his employment agreement with the Company, payment of $149,325 for 13 weeks of accrued and unused vacation, damages in the amount of $3,583,800, or, in the alternative, a declaratory judgment from the court that he is entitled to all change of control benefits under the "Hanover Direct, Inc. Thirty-Six Month Salary Continuation Plan," and damages in the amount of $1,396,066 due to the Company's purported breach of the terms of the "Long-Term Incentive Plan for Rakesh K. Kaul" by failing to pay him a "tandem bonus" he alleges was due and payable to him on the 30th day following his termination of employment. The Company removed the case to the U.S. District Court for the Southern District of New York on July 25, 2001. Mr. Kaul filed an Amended Complaint ("Amended Complaint") in the U.S. District Court for the Southern District of New York on September 18, 2001. The Amended Complaint repeats many of the claims made in the original Complaint and adds ERISA claims. On October 11, 2001, the Company filed its Answer, Defenses and Counterclaims to the Amended Complaint, denying liability under each of Mr. Kaul's causes of action, raising several defenses and stating nine counterclaims against Mr. Kaul. The counterclaims include (1) breach of contract; (2) breach of the Non-Competition and Confidentiality Agreement with the Company; (3) breach of fiduciary duty; (4) unfair competition; and (5) unjust enrichment. The Company seeks damages, including, without limitation, the $341,803 in severance pay and car allowance Mr. Kaul received following his resignation, $412,336 for amounts paid to Mr. Kaul for car allowance and related benefits, the cost of a long-term disability policy, and certain payments made to personal attorneys and consultants retained by Mr. Kaul during his employment, $43,847 for certain services the Company provided and certain expenses the Company incurred, relating to the renovation and leasing of office space occupied by Mr. Kaul's spouse at 115 River Road, Edgewater, New Jersey, the Company's current headquarters, $211,729 on a tax loan to Mr. Kaul outstanding since 1997 and interest, compensatory and punitive damages and attorneys' fees. The case is pending. The discovery period has closed, the Company has moved to amend its counterclaims, and the parties have each moved for summary judgment. The Company requests summary judgment dismissing Mr. Kaul's claims including, without limitation, Mr. Kaul's claim for damages in the amount of $3,583,800, or, in the alternative, a declaratory judgment from the court that he is entitled to all change of control benefits under the "Hanover Direct, Inc. Thirty-Six Month Salary Continuation Plan," and summary judgment awarding damages on the Company's claim for reimbursement of a tax loan. Mr. Kaul requests summary judgment dismissing certain of the Company's counterclaims and defenses. The briefing on the motions is completed. No trial date has been set. It is too early to determine the potential outcome, which could have a material impact on the Company's results of operations when resolved in a future period.

         In June 1994, a complaint was filed in the Supreme Court of the State of New York, County of New York, by Donald Schupak, the former President, CEO and Chairman of the Board of Directors of The Horn & Hardart Company, the corporate predecessor to the Company, against the Company and Alan Grant Quasha. The complaint asserts claims for alleged breaches of an agreement dated February 25, 1992 between Mr. Schupak and the Company (the "Agreement"), and for alleged tortious interference with the Agreement by Mr. Quasha. Mr. Schupak seeks compensatory damages in an amount, which is estimated to be not more than $400,000, and punitive damages in the amount of $10 million; applicable interest, incidental and consequential damages, plus costs and disbursements, the expenses of the litigation and reasonable attorneys' fees. In addition, based on the alleged breaches of the Agreement by the Company, Mr. Schupak seeks a "parachute" payment of approximately $3 million under an earlier agreement with the Company that he allegedly had waived in consideration of the Company's performance of its obligations under the Agreement. The Company filed an answer to the complaint on September 7, 1994. Discovery then commenced and documents were exchanged. Each of the parties filed a motion for summary judgment at the end of 1995, and both motions were denied in the spring of 1996. In April 1996, due to health problems then being experienced by Mr. Schupak, the Court ordered that the case be marked "off calendar" until plaintiff recovered and was able to proceed with the litigation. In September 2002, more than six years later, Mr. Schupak filed a motion to restore the case to the Court's calendar. The Company filed papers in opposition to the motion on October 10, 2002, asserting that the motion should be denied on the ground that plaintiff failed to timely comply with the terms of the Court's order concerning restoration and, alternatively, on the ground of laches. The plaintiff filed reply papers on November 4, 2002, and the parties are awaiting decision by the Court. The Company believes the claims to be without merit and intends to conduct a vigorous defense in the event the case is restored to the calendar.

         The Company was named as one of 88 defendants in a patent infringement complaint filed in the U.S. District Court in Arizona on November 23, 2001 by the Lemelson Medical, Education & Research Foundation, Limited Partnership (the "Lemelson Foundation"). The Lemelson Foundation accuses the 88 defendants of infringing seven U.S. patents which allegedly cover "automatic identification" technology through the defendants' use of methods for scanning production markings such as bar codes. Prior to the service of the complaint, the Company received a letter dated November 27, 2001 from attorneys for the Lemelson Foundation notifying the Company of the complaint and offering a license. By order of the Court entered March 20, 2002, in response to a request by the Lemelson Foundation, the case involving the Company was stayed pending the outcome of a related case in Nevada brought by bar code manufacturers. The Nevada case is scheduled to go to trial in November 2002. The Order for the stay provides that the Company need not answer the complaint, although it has the option to do so. The Company has been invited to join a common interest/joint-defense group consisting of defendants named in the complaint and defendants in other actions brought by the Lemelson Foundation. The Company is currently in the process of analyzing the merits of the issues raised by the complaint, notifying vendors of its receipt of the complaint, evaluating the merits of joining the joint-defense group, and discussing the license offer with attorneys for the Lemelson Foundation. A preliminary estimate of the royalties and attorneys' fees which the Company may pay if it decides to accept the license offer from the Lemelson Foundation range from about $125,000 to $400,000. The Company has decided to gather further information, but will not agree to a settlement at this time, and thus has not established a reserve.

         In addition, the Company is involved in various routine lawsuits of a nature which are deemed customary and incidental to its businesses. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.1 Amendment No. 1 to Employment Agreement dated as of September 1, 2002 between Thomas C. Shull and the Company.

10.2 Final form of letter agreement between the Company and certain Level 8 executive officers.

99.1     Certification signed by Thomas C. Shull.

99.2     Certification signed by Edward M. Lambert.


(b)      Reports on Form 8-K

1.1 Form 8-K, filed August 2, 2002 -- reporting pursuant to Item 5 of such Form scheduling information regarding its conference call with management to review the fiscal year 2002 first half operating results.

1.2 Form 8-K, filed August 8, 2002 -- reporting pursuant to Item 9 of such Form operating results for the thirteen and twenty-six weeks ended June 29, 2002.

1.3 Form 8-K, filed August 13, 2002 -- reporting pursuant to Item 5 of such Form an unofficial transcript of its conference call with management to review the fiscal year 2002 first half operating results and a press release announcing operating results for the thirteen and twenty-six weeks ended June 29, 2002.

1.4 Form 8-K, filed October 2, 2002 -- reporting pursuant to Item 5 of such Form the appointment of Mr. Brian C. Harriss as Executive Vice President - Human Resources and Legal and Secretary of the Company effective December 2, 2002, and the resignation of Charles F. Messina as Executive Vice President, Chief Administrative Officer and Secretary of the Company, effective September 30, 2002.

1.5 Form 8-K, filed October 2, 2002 -- reporting pursuant to Item 5 of such Form the integration of the Company's Domestications and The Company Store divisions.

1.6 Form 8-K, filed October 30, 2002 - reporting pursuant to Item 5 of such Form that pursuant to a previously-signed, ordinary-course, multi-year strategic alliance with Amazon.com, Amazon.com had begun to offer Hanover Direct merchandise to some customers through a preview site on Amazon.com.

1.7 Form 8-K, filed November 6, 2002 -- reporting pursuant to Item 5 of such Form scheduling information regarding its conference call with management to review the fiscal year 2002 third quarter and nine months operating results.

1.8 Form 8-K, filed November 7, 2002 -- reporting pursuant to Item 5 of such Form the issuance of two press releases announcing that, pursuant to a previously-signed, ordinary course, multi-year strategic alliance with Amazon.com, Amazon.com today began to offer Company merchandise to all its customers through the formal launch of its Apparel & Accessories Store.

1.9 Form 8-K, filed November 8, 2002 -- reporting pursuant to Item 9 of such Form operating results for the thirteen and thirty-nine weeks ended September 28, 2002.

2.0 Form 8-K, filed November 8, 2002 -- reporting pursuant to Item 9 of such Form a change to previous guidance given by the Company regarding the anticipated level of its EBITDA and sales for its 2002 fiscal year.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Edgewater, State of New Jersey.

                                        HANOVER DIRECT, INC.

                                        Registrant

                                        By: /s/ Edward M. Lambert
                                        ----------------------------------------
                                                     Edward M. Lambert
                                                Executive Vice President and
                                                  Chief Financial Officer
                                            (On behalf of the Registrant and as
                                                principal financial officer)

Date: November 8, 2002

                                 CERTIFICATIONS

I, Edward M. Lambert, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Hanover Direct, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 8, 2002

                                        /s/ Edward M. Lambert
                                        ----------------------------------------
                                        Edward M. Lambert
                                        Executive Vice President and
                                          Chief Financial Officer

                                 CERTIFICATIONS

I, Thomas C. Shull, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Hanover Direct, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 8, 2002

                                        /s/ Thomas C. Shull
                                        ----------------------------------------
                                        Thomas C. Shull
                                        President and Chief Executive Officer