Form 10-K
period 2002-12-28
HANOVER DIRECT INC
filed 2003-03-25
CIK 320333

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

     As of June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $17,443,928 (based on the closing price of the Common Stock on the American Stock Exchange on June 28, 2002 of $0.25 per share; shares of Common Stock owned by directors and officers of the Company are excluded from this calculation; such exclusion does not represent a conclusion by the Company that all of such directors and officers are affiliates of the Company).

     As of March 20, 2003, the registrant had 138,315,800 shares of Common Stock outstanding (excluding treasury shares).
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A is incorporated into items 11, 12 and 13 of Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              HANOVER DIRECT, INC.
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002

                                     INDEX

                                                                           PAGE
                                                                           ----
                                    PART I
ITEM 1.      Business....................................................    2
               General...................................................    2
               Direct Commerce...........................................    2
               Business-to-Business......................................    7
               Credit Management.........................................    8
               Financing.................................................    8
               Additional Investments....................................   10
               Employees.................................................   13
               Seasonality...............................................   13
               Competition...............................................   14
               Trademarks................................................   14
               Government Regulation.....................................   14
               Listing Information.......................................   15
               Web site Access to Information............................   15
ITEM 2.      Properties..................................................   15
ITEM 3.      Legal Proceedings...........................................   17
ITEM 4.      Submission of Matters to a Vote of Security Holders.........   21
                                    PART II
ITEM 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................   22
ITEM 6.      Selected Financial Data.....................................   23
ITEM 7.      Management's Discussion and Analysis of Consolidated
             Financial Condition and Results of Operations...............   24
               Results of Operations.....................................   24
               Liquidity and Capital Resources...........................   28
               Uses of Estimates and Other Critical Accounting
                  Policies...............................................   32
               New Accounting Pronouncements.............................   34
               Off-Balance Sheet Arrangements............................   34
               Forward Looking Statements................................   34
               Cautionary Statements.....................................   35
ITEM 7A.     Quantitative and Qualitative Disclosures about Market
             Risk........................................................   37
ITEM 8.      Financial Statements and Supplementary Data.................   38
ITEM 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................   84
                                   PART III
ITEM 10.     Directors and Executive Officers of the Registrant..........   85
ITEM 11.     Executive Compensation......................................   89
ITEM 12.     Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters..................   89
ITEM 13.     Certain Relationships and Related Transactions..............   89
ITEM 14.     Controls and Procedures.....................................   89
                                    PART IV
ITEM 15.     Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................   90
             Signatures..................................................   92
             Certifications..............................................   93
             Exhibit Index...............................................   95

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Hanover Direct, Inc. (the "Company") provides quality, branded merchandise through a portfolio of catalogs and e-commerce platforms to consumers, as well as a comprehensive range of Internet, e-commerce and fulfillment services to businesses.

     The Company's direct commerce operations comprise its catalog and Web site portfolio of home fashions, apparel and gift categories including during 2002 Domestications, The Company Store, Scandia Down, Silhouettes, International Male, Undergear and Gump's By Mail. Each brand can be accessed on the Internet individually by name. In addition, the Company owns Gump's, a retail store based in San Francisco, California. In 2002, the Company integrated its The Company Store and Domestications divisions, and also completed the integration of the Gump's store and Gump's By Mail catalog divisions.

     The Company's business-to-business operations comprise the third party fulfillment business of Keystone Internet Services, LLC (formerly Keystone Internet Services, Inc.), the Company's third party, end-to-end, fulfillment, logistics and e-care provider.

     The Company is incorporated in Delaware and its executive offices are located at 115 River Road, Edgewater, New Jersey 07020. The Company's telephone number is (201) 863-7300. The Company is a successor in interest to The Horn & Hardart Company, a restaurant company founded in 1911, and Hanover House Industries, Inc., founded in 1934. Regan Partners, L.P. and Basil P. Regan own approximately 28.0% of the Company's outstanding common stock. Richemont Finance S.A. ("Richemont"), a Luxembourg company, owns approximately 21.3% of the Company's outstanding common stock and all of the Company's Class B Preferred Stock. Richemont is an affiliate of Compagnie Financiere Richemont, A.G., a Swiss-based publicly traded luxury goods company.

DIRECT COMMERCE

     General. The Company is a leading specialty direct marketer with a diverse portfolio of branded home fashions, men's and women's apparel and gift products marketed via direct mail-order catalogs and connected Internet Web sites. The Company's catalog titles are organized into four categories -- The Company Store Group, and the Women's Apparel, Men's Apparel and Gift categories -- each consisting of one or more catalog/online titles. All of these categories utilize central purchasing and inventory management functions and the Company's common systems platform, telemarketing, fulfillment, distribution and administrative functions. During 2002, the Company mailed approximately 191.2 million catalogs (including certain catalogs relating to businesses of the Company that were discontinued), answered more than 7.3 million customer service/order calls and processed and shipped 6.8 million packages to customers.

     On June 29, 2001, the Company sold certain assets and liabilities of its Improvements business to HSN, a division of USA Networks, Inc.'s Interactive Group for approximately $33.0 million. In conjunction with the sale, the Company's Keystone Internet Services, Inc. (now Keystone Internet Services, LLC) subsidiary agreed to provide telemarketing and fulfillment services for the Improvements business under a service agreement with the buyer for a period of three years.

     The asset purchase agreement between the Company and HSN provides for a reduction in the sale price if the performance of the Improvements business in the 2001 fiscal year fails to achieve a targeted EBITDA level as defined in the agreement. The business achieved the targeted EBITDA level so no reduction in the sale price was required. In addition, if Keystone Internet Services, Inc. fails to perform its obligations during the first two years of the services contract, the purchaser can receive a reduction in the original purchase price of up to $2.0 million. An escrow fund of $3.0 million, which was withheld from the original proceeds of the sale of approximately $33.0 million, was established for a period of two years under the terms of an escrow agreement between LWI Holdings, Inc., HSN and The Chase Manhattan Bank as a result of these contingencies. The balance in the escrow fund at December 29, 2001 was $2.6 million. During fiscal year 2002, the Company recognized approximately $0.6 million of the deferred gain consistent with the terms of the escrow agreement. Proceeds of approximately $0.3 million relating to the deferred gain were received on each of July 2, 2002 and December 30, 2002. As of December 28, 2002, the balance in the escrow fund was approximately $2.0 million, and no claims had been made thereunder.

     The Company reviews its portfolio of catalogs as well as new opportunities to acquire or develop catalogs from time to time. In 2002, the Company did not discontinue any of its print catalogs. In 2002, the Company discontinued certain businesses, including the Encore catalog website. As the Company discontinued mailing the Encore print catalog in 2001, the Encore business is now deemed a terminated business.

     During 2002, the Company integrated its The Company Store and Domestications divisions, and also completed the integration of the Gump's store and Gump's By Mail catalog divisions. In 2002, the Company closed a telemarketing center and a product storage facility both located in San Diego, California, and consolidated a portion of the Company's Hanover, Pennsylvania fulfillment operations into its Roanoke, Virginia facility. The Company intends to close its Kindig Lane facility in Hanover, Pennsylvania and move its remaining operations there to the Company's facility in Roanoke, Virginia by March 31, 2003. The move has been completed with the exception that the Company is removing certain equipment.

     Each of the Company's specialty catalogs targets distinct market segments offering a focused assortment of merchandise designed to meet the needs and preferences of its target customers. Through market research and ongoing testing of new products and concepts, each brand group determines each catalog's own merchandise strategy, including appropriate price points, mailing plans and presentation of its products. The Company is continuing its development of exclusive or private label products for a number of its catalogs, including Domestications, The Company Store, Silhouettes, International Male and Undergear, to further enhance the brand identity of the catalogs. During 2002, the Company sought to rely on its existing long-term customer relationships to grow its existing brands and to extend the categories of merchandise sold by its existing brands. Silhouettes expanded its offerings in intimates, footwear and swimwear, Domestications expanded its offerings of home accessories, Gump's San Francisco launched a Baby Gump's boutique and plans were made to emphasize several new categories of merchandise. Gump's also implemented a strategy for unifying the merchandise offering in all categories across all channels.

     The Company's specialty catalogs typically range in size from approximately 24 to 96 pages with five to twenty-four new editions per year depending on the seasonality and fashion content of the products offered. Each edition may be mailed several times each season with variations in format and content. Each catalog employs the services of an outside creative agency or has its own creative staff that is responsible for the designs, layout, copy, feel and theme of the book. Generally, the initial sourcing of new merchandise for a catalog begins two to four months before the catalog is mailed. The Company has created commerce-enabled Web sites for each of its catalogs which offers all of the catalog's merchandise and, in every case, more extensive offerings than any single issue of a print catalog; takes catalog requests; and accepts orders for not only Web site merchandise but also from any print catalog already mailed.

     The following is a description of the Company's catalogs in each of the Company's four categories:

The Company Store Group:

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

Women's Apparel:

     Silhouettes is a leading fashion catalog offering large size women upscale apparel and accessories.

Men's Apparel:

     International Male offers contemporary men's fashions and accessories at reasonable prices.

     Undergear is a leader in fashionable and functional men's underwear, workout wear and active wear.

Gift:

     Gump's By Mail and Gump's San Francisco are luxury sources for discerning customers of jewelry, gifts and home furnishings, as well as market leaders in offering Asian inspired products.

     Catalog Sales. Net sales, including postage and handling, through the Company's catalogs was $343.7 million for the fiscal year ended December 28, 2002, a decrease of $51.8 million or 13.1% excluding sales from the Improvements division that was sold on June 29, 2001. Overall circulation for continuing business in fiscal year 2002 decreased by 9.0% in fiscal 2002 primarily stemming from the Company's efforts to reduce unprofitable circulation.

     Internet Sales. The Internet as a source of new customers continues to grow in importance. Net sales, including postage and handling, through the Internet improved to $87.3 million for the fiscal year ended December 28, 2002, an increase of $20.4 million or 30.4%, over Internet sales in the prior fiscal year, excluding sales from the Improvements division that was sold on June 29, 2001. As of December 28, 2002, Internet sales had reached 20.3% of brand sales (total revenues less third party fulfillment sales and membership programs). The Company maintains an active presence on the Internet by having a commerce-enabled Web site for each of its catalogs which offers all of the catalog's merchandise and, in every case, more extensive offerings than any single issue of a print catalog; takes catalog requests, and accepts orders for not only Web site merchandise but also from any print catalog already mailed. The Web sites for each brand are promoted within each catalog, in traditional print media advertising, in TV commercials, and on third party Web sites.

     During November 2002, Amazon.com began to offer Silhouettes, International Male and Undergear merchandise within Amazon.com's Apparel & Accessories store under a multi-year strategic alliance between the Company and Amazon.com. All orders resulting from this alliance are electronically transferred to and fulfilled by the Company. During the first quarter of 2003, Gump's jewelry and Company Kids apparel merchandise will join Silhouettes, International Male and Undergear within Amazon.com's Apparel & Accessories store.

     The Company utilizes marketing opportunities available to it by posting its catalog merchandise and accepting orders on third party Web sites, for which it is charged a commission. In addition to the arrangements with Amazon.com described above, third party Web site advertising arrangements entered into by the Company include partnerships with Yahoo, ArtSelect, CatalogCity, e-centives, Inktomi, Google, Overture, DealTime, Linkshare and GiftCertificates.com.

     Buyers' Clubs. In March 1999, the Company, through a newly formed subsidiary, started up and promoted a discount buyers' club to consumers known as "The Shopper's Edge." In exchange for an up-front membership fee, the Shopper's Edge program enabled members to purchase a wide assortment of merchandise at discounts that were not available through traditional retail channels. Effective December 1999, the Company sold its interest in The Shopper's Edge subsidiary to FAR Services, LLC, an unrelated third party, for a nominal fair value based upon an independent appraisal.

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

     In March 2001, the Company entered into a five-year marketing services agreement with MemberWorks, Incorporated under which the Company's catalogs market and offer a variety of MemberWorks membership programs for a wide variety of goods and services to the Company's catalog customers when they call to place an order. To the extent that the Company achieves a certain acceptance rate by reading scripts to its customers, the Company is guaranteed a certain revenue stream dependent upon the actual number of offers made. To the extent that the program performs better than a pre-designated level, the Company will receive a higher level of revenue than its guaranteed minimum. MemberWorks has the exclusive rights to first up-sell position on all merchandise order calls made to the Company, after any cross-sells which the catalogs may make for their own primary (or catalog-based) products, but before any offer for one of the Company's pre-existing catalog-based membership clubs. The catalog company may choose not to read an up-sell script on all inbound order calls only due to business necessities. Initially, prospective members participate in a 30-day trial period that, unless canceled, is automatically converted into a full membership term, which is one year in duration. Memberships are automatically renewed at the end of each year unless canceled by the member. In early 2002, the Company tested the offer of membership terms that were one month in duration. Memberships are automatically renewed and billed at the end of each month unless canceled by the member. The test was short and was discontinued but there remain some Company customers who are members of a MemberWorks program on a month-to-month membership term.

     In December 2002, the Company entered into an agreement for Internet marketing with MemberWorks Incorporated under which the Company may conduct marketing of MemberWorks membership programs to its Web site customers. It is the intention of the Company to test the marketing of MemberWorks programs on one Company Web site at first and evaluate conversion rates before making the decision to expand the marketing to other Company Web sites or to terminate the agreement for Internet marketing. On the Internet, the Company will offer MemberWorks programs to customers immediately upon a customer reaching the order confirmation page after placing an order. MemberWorks will pay for the initial work required by the Company to design and implement the technology that will be required to conduct Internet marketing of MemberWorks programs on the first Company Web site. The Company's revenue share for offers accepted will be by a calculation similar to that under the master MemberWorks agreement for telephone promotion except that offers to customers of the Company's Web sites will not be counted for purposes of determining the guaranteed minimums under the master MemberWorks agreement.

     Customers may purchase memberships in a number of the Company's proprietary buyers' club programs for an annual fee. In addition to receiving commission revenue related to its solicitation of the MemberWorks membership programs, the Company also receives commission revenue from sales of Magazine Direct magazine subscription programs on inbound order calls. For the MemberWorks program, the Company is guaranteed a revenue stream dependent upon the actual number of offers made. To the extent that the program performs better than a pre-designated level, the Company will receive a higher level of revenue than its guaranteed minimum. Revenue is recognized monthly based on the number of acceptances received using a formula that has been contractually agreed upon by the Company and MemberWorks. The commission revenue recognized by the Company for the Magazine Direct magazine program is on a per-solicitation basis according to the number of solicitations made, with additional revenue recognized if the customer accepts the solicitation. In the second quarter of 2003, the Company will cease the offer of the Magazine Direct magazine program on inbound order calls for the time being. The Company is considering new opportunities to offer new and different goods and services to its customers on inbound order calls from time to time, with the Company receiving commission revenue related to its solicitations.

     Marketing and Database Management. The Company maintains a proprietary customer list currently containing approximately 6.3 million names of customers who have purchased from one of the Company's catalogs or Internet Web sites within the past 36 months. Approximately 2.6 million of the names on the list represent customers who have made purchases from at least one of the Company's brands within the last 12 months. The list contains name, gender, residence and historical transaction data. This database is selectively enhanced with demographic, socioeconomic, lifestyle and purchase behavior overlays from other sources. The Company also maintains a proprietary list of e-mail addresses totaling approximately 1.7 million addresses.

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

     On the Internet, the main sources of the Company's new customers are through the brands' affiliate programs, through search engines, and a variety of contractual Internet partnerships. An additional source of the Company's internet business is derived from print catalog mailings to prospective customers.

     During 2002, the Company expanded its relationship with Experian Marketing Solutions, Inc. ("Experian"), under which Experian will act as the Company's list cleaning and processing agent for all list usage purposes, to assist the Company with its goal of reducing unprofitable circulation.

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

     The Company's telephone telemarketing phone service costs (both inbound and outbound calls) are typically contracted for a two to three-year period. In the fourth quarter of 1999, the Company entered into a two-year call center service agreement with MCI Worldcom and in the fourth quarter of 2001, the Company revised its agreement with MCI WorldCom to provide for a two-and-a-half-year extension expiring during April 2004. Under the revised agreement, the Company obtained a reduction in the rate it had been paying pursuant to the agreement entered into in 1999. In connection with the revised agreement, the Company agreed to guarantee minimum billing levels in the amount of $6.1 million for the 31 month service period and the Company has met and anticipates that it will continue to meet such targets in the normal course of business. The Company has contracted for additional services, some of which are redundant, from other service providers in an effort to mitigate the possible effects of MCI WorldCom's bankruptcy filing on the Company's service.

     The Company generally enters into annual arrangements for paper and printing with a limited number of suppliers. These arrangements permit periodic price increases or decreases based on prevailing market conditions, changes in supplier costs and continuous productivity improvements. For 2002, paper costs approximated 5.0% of the Company's net revenues. The Company experienced a 14.4% decrease in paper prices during 2002. The Company normally experiences increased costs of sales and operating expenses as a result of the general rate of inflation and commodity price fluctuations. Operating margins are generally maintained through internal cost reductions and operating efficiencies, and then through selective price increases where market conditions permit.

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

     The Company acquires products for resale in its catalogs from numerous domestic and foreign vendors. No single third party source supplied more than 10% of the Company's products in 2002. The Company's vendors are selected based on their ability to reliably meet the Company's production and quality requirements, as well as their financial strength and willingness to meet the Company's needs on an ongoing basis.

     The Company receives approximately 68.2% of its orders through its toll-free telephone service, which offers customer access seven days per week, 24 hours per day.

     Telemarketing and Distribution. The management information systems used by the Company are discussed below. The Company mails its catalogs through the United States Postal Service ("USPS") utilizing pre-sort, bulk mail and other discounts. Most of the Company's packages are shipped through the USPS. Overall, catalog mailing and package shipping costs approximated 16.4% of the Company's net revenues in 2002. The USPS implemented postage rate increases ranging from 13.5% for Priority Mail to 7.3% for Standard Mail effective June 30, 2002. These increases did not have a material adverse effect on the Company's 2002 results of operations. The Company mitigates the impact of postage rate increases by utilizing lower rate structures by automatically weighing each parcel and sorting and trucking packages to a number of USPS drop points throughout the country. The Company also utilizes United Parcel Service and other delivery services. In 2002, the Company's contractual rates with United Parcel Service remained the same as in 2001. United Parcel Service increased its rates by 3.5% in January 2003 but the Company does not expect this increase to have a material adverse effect on its results of operations. The Company examines alternative shipping services with competitive rate structures from time to time.

BUSINESS-TO-BUSINESS

     General. The Company, through Keystone Internet Services, LLC ("Keystone"), provides back-end e-commerce services to a roster of Internet players. Keystone's services range from fulfillment and e-care to platform logistics products. Keystone also services the logistical, IT and fulfillment needs of the Company's catalog operations. Keystone comprises the Company's telemarketing, fulfillment and distribution functions as well as its proprietary, fully integrated systems platform internally known as Pegasus. That system is described under "Management Information Systems" below. Other assets as of December 28, 2002 include three warehouse fulfillment centers, one leased temporary storage facility totaling approximately 1.1 million square feet, and two telemarketing/e-care centers and one satellite call center with over 670 agent positions. On February 28, 2002, the Company closed its telemarketing facility in San Diego, California, which had 100 agent positions.

     Telemarketing. The Company has created a telephone network to link its three primary telemarketing facilities in Hanover, Pennsylvania, York, Pennsylvania and LaCrosse, Wisconsin. On February 28, 2002, the Company closed its telemarketing facility in San Diego, California. The Company's telemarketing facilities utilize state-of-the-art telephone switching equipment, which enables the Company to route calls between telemarketing centers and thus provide prompt customer service. In the fourth quarter of 2001, the Company extended its call center services agreement with MCI WorldCom to provide that it would terminate during April 2004. The Company has contracted for additional services, some of which are redundant, from other service providers in an effort to mitigate the possible effects of MCI WorldCom's bankruptcy filing on the Company's service. See "Direct Commerce -- Purchasing."

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

     Distribution. The Company presently operates three distribution centers in three principal locations: one in Roanoke, Virginia, one in Hanover, Pennsylvania and one in LaCrosse, Wisconsin. The Company uses these facilities to handle merchandise distribution for its catalogs as well as its third party e-tail clients. See "Properties."

     Management Information Systems. All of the Company's catalogs are part of its integrated mail order and catalog system operating on its mid-range computer systems. Additionally, its fulfillment centers are part of the Company's warehouse management system. The Company's systems have been designed to meet its requirements as a high volume publisher of multiple catalogs. The Company is continuing to devote resources to improving its systems.

     The Company's software system is an on-line, real-time system, which is used in managing all phases of the Company's operations and includes order processing, fulfillment, inventory management, list management and reporting. The software provides the Company with a flexible system that offers data manipulation and in-depth reporting capabilities. The management information systems are designed to permit the Company to achieve efficiencies in the way its financial, merchandising, inventory, telemarketing, fulfillment and accounting functions are performed.

     Keystone Internet Services. Launched in 1998, Keystone initially serviced the needs of other direct marketers without back-end fulfillment resources. Keystone currently offers e-commerce solutions and services to a customer base of brand name manufacturers and retailers who lack the end-to-end systems needed to enter e-commerce quickly, easily and affordably.

     Keystone offers its client base of six third party clients as of December 28, 2002, including HSN with respect to its Improvements business, the resources needed on the "front-end" ranging from Web site creation and management to Internet marketing to multi-channel marketing promotions to structured financing. "Front-end" logistical services provided by Keystone include telemarketing and e-care. Keystone can take orders off the Web and answer e-mails as well as handle order processing, credit card transaction processing, customer database management and systems programming and interface support. On the "back-end," Keystone offers services including fulfillment, order management, inventory management and facility management. All of this can be done using the Company's proprietary Pegasus multi-channel, multi-title platform described above.

CREDIT MANAGEMENT

     Several of the Company's catalogs, including Domestications, International Male, Silhouettes and Gump's By Mail, offer their own private label credit cards. In 1999, the Company entered into a new three-year account purchase and credit card marketing and services agreement with Capital One Services, Inc. and Capital One Bank under which Capital One provides for the sale and servicing of accounts receivable originating from the Company's private label credit card program. The Company and Capital One have terminated their agreement effective the second quarter of 2003. The Company continues its search for a more economical provider of private label credit card services.

FINANCING

     Congress Credit Facility. The Company's credit facility with Congress Financial Corporation ("Congress") provides the Company with a maximum credit line, subject to certain limitations, of up to $82.5 million (the "Congress Credit Facility"). The Congress Credit Facility, as amended, expires on January 31, 2004 and comprises a revolving loan facility, a $17.5 million Tranche A Term Loan and a $8.4 million Tranche B Term Loan. Total cumulative borrowings, however, are subject to limitations based upon specified percentages of eligible receivables and eligible inventory, and the Company is required to maintain $3.0 million of excess credit availability at all times. The Congress Credit Facility, as amended, is secured by all of the assets of the Company and places restrictions on the incurrence of additional indebtedness and on the payment of common stock dividends.

     As of December 28, 2002, the Company had $25.1 million of borrowings outstanding under the amended Congress Credit Facility comprising $8.8 million under the Revolving Loan Facility, $8.5 million under the Tranche A Term Loan, and $7.8 million under the Tranche B Term Loan. The Company may draw upon the amended Congress Credit Facility to fund working capital requirements as needed.

     In November 2001, the Company amended the Congress Credit Facility to waive a default that resulted from the calculation of the EBITDA covenant requirement and revised the definition of EBITDA to include the net income derived from the sale of the Kindig Lane Property and the assets of the Improvements business. In addition, the amendment required a reserve of $500,000 against the availability under the Congress Credit Facility's borrowing terms and a fee of $500,000.

     In March 2002, the Company amended the Congress Credit Facility to change the definition of Consolidated Net Worth such that, effective July 1, 2002, to the extent that the goodwill or intangible assets of the Company and its subsidiaries are impaired under the provisions of Statement of Financial Accounting Standards No. 142, such write-off of assets would not be considered a reduction of total assets for the purposes of computing Consolidated Net Worth. The covenants relating to consolidated net working capital, consolidated net worth and EBITDA and certain non-cash charges were also amended. In addition, the amendment required a fee of $100,000.

     On August 16, 2002, the Company amended the Congress Credit Facility to (i) extend the term of the Tranche B Term Loan to January 31, 2004, (ii) increase by $3,500,000 the borrowing reflected by the Tranche B Term Note to $8,410,714, and
(iii) make certain related technical amendments to the Congress Credit Facility. The amendment required the payment of fees in the amount of $410,000.

     In December 2002, the Company amended the Congress Credit Facility to amend the definition of "Consolidated Net Income," "Consolidated Net Worth" and "Consolidated Working Capital" to make certain adjustments thereto, depending on the results of the Kaul litigation, to permit the payment to Richemont of certain United States withholding taxes payable to Richemont in connection with the Series B Preferred Stock, and to change certain borrowing sublimits. The consolidated working capital, consolidated net worth and EBITDA covenants were also established through the end of the term of the facility, and certain technical amendments relating to the reorganization of certain of the Company's subsidiaries were made. The amendment required the payment of fees in the amount of $110,000.

     In February 2003, the Company amended the Congress Credit Facility to amend the existing change in control Event of Default. The existing change in control Event of Default under the Congress Credit Facility is based upon NAR Group Limited, a former shareholder of the Company, ceasing to be the direct or indirect beneficial owner of a sufficient number of issued and outstanding shares of capital stock of the Company on a fully diluted basis to elect a majority of the members of the Company's Board of Directors. This was replaced during February 2003 with a new change in control Event of Default, which is patterned on the Change In Control concepts in the Company's various Key Executive Compensation Continuation Plans. The new Event of Default would be triggered by certain transfers of assets, certain liquidations or dissolutions, the acquisition by a person or group (other than a Permitted Holder, as defined) of a majority of the total outstanding voting stock of the Company, and certain changes in the composition of the Company's Board of Directors.

     Richemont Transaction; Series A and B Participating Preferred Stock. On August 24, 2000, the Company issued 1.4 million shares of preferred stock designated as Series A Cumulative Participating Preferred Stock (the "Series A Preferred Stock") to Richemont for $70.0 million. The Series A Preferred Stock is described below under "Additional Investments." The Company has filed a certificate in Delaware eliminating the Series A Preferred Stock from its certificate of incorporation. On December 19, 2001, the Company consummated a transaction with Richemont (the "Richemont Transaction") in which the Company repurchased from Richemont all of the outstanding shares of the Series A Preferred Stock and 74,098,769 shares of the common stock of the Company held by Richemont in return for the issuance to Richemont of 1,622,111 shares of newly created Series B Participating Preferred Stock (the "Series B Preferred Stock") and the reimbursement of expenses of $1 million to Richemont. The Richemont Transaction was made pursuant to an Agreement (the "Richemont Agreement"), dated as of December 19, 2001, between the Company and Richemont. Richemont agreed, as part of the Richemont Transaction, to forego any claim it had to the accrued but unpaid dividends on the Series A Preferred Stock. As part of the Richemont Transaction, the Company (i) released Richemont, the individuals appointed by Richemont to the Board of Directors of the Company and certain of their respective affiliates and representatives (collectively, the "Richemont Group") from any claims by or in the right of the Company against any member of the Richemont Group that arise out of Richemont's acts or omissions as a stockholder of or lender to the Company or the acts or omissions of any Richemont board designee in his capacity as such and (ii) entered into an Indemnification Agreement (the "Indemnification Agreement") with Richemont pursuant to which the Company agreed to indemnify each member of the Richemont Group from any losses suffered as a result of any third party claim that is based upon Richemont's acts as a stockholder of or lender to the Company or the acts or omissions of any Richemont board designee in his capacity as such. The Indemnification Agreement is not limited as to term and does not include any limitations on maximum future payments thereunder. The terms of the Series B Preferred Stock are described below under "Additional Investments."

     General. At December 28, 2002, the Company had $0.8 million in cash and cash equivalents compared with $1.1 million at December 29, 2001. Working capital and current ratios at December 28, 2002 were $9.4 million and 1.12 to 1 versus $20.9 million and 1.26 to 1 at December 29, 2001. Total cumulative borrowings, including financing under capital lease obligations, as of December 28, 2002, aggregated $25.1 million, $21.3 million of which is classified as long-term. Remaining availability under the Congress Credit Facility as of December 28, 2002 was $18.2 million. There were nominal capital commitments (less than $0.1 million) at December 28, 2002.

ADDITIONAL INVESTMENTS

     Series B Participating Preferred Stock. On December 24, 2001, as part of the Richemont Transaction, the Company issued and sold 1,622,111 shares of preferred stock designated as Series B Preferred Stock, par value $0.01 per share, in a private placement to Richemont.

     In the event of the liquidation, dissolution or winding up of the Company, the holders of the Series B Preferred Stock are entitled to a liquidation preference (the "Liquidation Preference"), which was initially $47.36 per share. During each period set forth in the table below, the Liquidation Preference shall equal the amount set forth opposite such period:

                                                    LIQUIDATION PREFERENCE
PERIOD                                                    PER SHARE            TOTAL VALUE
------                                              ----------------------   ---------------
March 1, 2002 - May 31, 2002......................          $49.15           $ 79,726,755.65
June 1, 2002 - August 31, 2002....................          $51.31           $ 83,230,515.41
September 1, 2002 - November 30, 2002.............          $53.89           $ 87,415,561.79
December 1, 2002 - February 28, 2003..............          $56.95           $ 92,379,221.45
March 1, 2003 - May 31, 2003......................          $60.54           $ 98,202,599.94
June 1, 2003 - August 31, 2003....................          $64.74           $105,015,466.14
September 1, 2003 - November 30, 2003.............          $69.64           $112,963,810.04
December 1, 2003 - February 29, 2004..............          $72.25           $117,197,519.75
March 1, 2004 - May 31, 2004......................          $74.96           $121,593,440.56
June 1, 2004 - August 31, 2004....................          $77.77           $126,151,572.47
September 1, 2004 - November 30, 2004.............          $80.69           $130,888,136,59
December 1, 2004 - February 28, 2005..............          $83.72           $135,803,132.92
March 1, 2005 - May 31, 2005......................          $86.85           $140,880,340.35
June 1, 2005 - August 23, 2005....................          $90.11           $146,168,422.21

     As a result, beginning November 30, 2003, the aggregate Liquidation Preference of the Series B Preferred Stock will be effectively equal to the aggregate liquidation preference of the Class A Preferred Stock previously held by Richemont. For each increase in liquidation preference, the Company will reflect the change as an increase in the Series B Preferred Stock with a corresponding reduction in additional paid-in capital. Such accretion will be recorded as a reduction of net income available to common shareholders.

     The holders of the Series B Preferred Stock are entitled to ten votes per share on any matter on which the common stock votes. In addition, in the event that the Company defaults in its obligations under the Richemont Agreement, the Certificate of Designations of the Series B Preferred Stock or its agreements with Congress, or in the event that the Company fails to redeem at least 811,056 shares of Series B Preferred Stock by August 31, 2003, then the holders of the Series B Preferred Stock, voting as a class, shall be entitled to elect two members to the Board of Directors of the Company.

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

     The Series B Preferred Stock must be redeemed by the Company on August 23, 2005 consistent with the requirement of the Delaware General Corporation Law. The Company may redeem all or less than all of the then outstanding shares of Series B Preferred Stock at any time prior to that date. At the option of the holders thereof, the Company must redeem the Series B Preferred Stock upon a Change of Control or upon the consummation of an Asset Disposition or Equity Sale (all as defined in the Certificate of Designations of the Series B Preferred Stock). The redemption price for the Series B Preferred Stock upon a Change of Control or upon the consummation of an Asset Disposition or Equity Sale is the then applicable Liquidation Preference of the Series B Preferred Stock plus the amount of any declared but unpaid dividends on the Series B Preferred Stock. The Company's obligation to redeem the Series B Preferred Stock upon an Asset Disposition or an Equity Sale is subject to the satisfaction of certain conditions set forth in the Certificate of Designations.

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

     During autumn 2002, Company management conducted a strategic review of the Company's business and operations. As part of such review, Company management considered the Company's obligations under the Richemont Agreement and the Company's prospects and options for redemption of the Series B Preferred Shares issued to Richemont pursuant thereto in accordance with the Richemont Agreement terms. The review took into account the results of the Company's strategic business realignment program in 2001 and 2002, the relative strengths and weaknesses of the Company's competitive position and the economic and business climate, including the depressed business environment for mergers and acquisitions.

     As a result of this review, Company management and the Company's Board of Directors have concluded that it is unlikely that the Company will be able to accumulate sufficient capital, surplus, or other assets under Delaware corporate law or to obtain sufficient debt financing to either:

          1. Redeem at least 811,056 shares of the Series B Preferred Stock by August 31, 2003, as allowed for by the Richemont Agreement, thereby resulting in the occurrence of a "Voting Trigger" which will allow Richemont to have the option of electing two members to the Company's Board of Directors; or

          2. Redeem all of the shares of Series B Preferred Stock by August 31, 2005, as required by the Richemont Agreement, thereby obligating the Company to take all measures permitted under the Delaware General Corporation Law to increase the amount of its capital and surplus legally available to redeem the Series B Preferred Shares, without a material improvement in either the business environment for mergers and acquisitions or other factors, unforeseeable at the time.

     Management believes that the Company has sufficient liquidity and availability under its credit agreement to fund its planned operations through at least January 31, 2004. Management will be required to successfully renegotiate the renewal of the Congress Credit Facility or successfully replace the facility with another institution. The unlikelihood that the Company will be able to redeem the Series B Preferred Shares is not expected to limit the ability of the Company to use current and future net earnings or cash flow to satisfy its obligations to creditors and vendors. In addition, the redemption price of the Series B Preferred Stock does not accrete after August 31, 2005.

     Company management met with representatives of Richemont on October 30, 2002 and outlined the results of management's strategic review in the context of the Company's obligations to Richemont under the Richemont Agreement, and discussed an alternative to the method for the redemption of the Series B Preferred Shares. Under this alternative proposal, that the Company had previously presented to Richemont, the Company would exchange two business divisions, Silhouettes and Gump's, for all of Richemont's Series B Preferred Shares (the "Proposal").

     Pursuant to the terms of the Richemont Agreement, the redemption value of the Series B Preferred Shares as of the date of the Proposal was $87 million. Management based the Proposal terms on a valuation of Silhouettes and Gump's using the valuation multiple employed in USA Network's June 2001 purchase of the Company's Improvements business division. The Proposal also included a willingness on the part of the Company to provide continued fulfillment services for Silhouettes and Gump's on terms to be negotiated. On November 18, 2002, a representative of Richemont confirmed in writing to the Company that Richemont rejected the Proposal. Representatives of Richemont have indicated that it has no interest in the proffered assets and disputes their valuation implied in the Company's Proposal.

     The Company will continue to explore all reasonable opportunities to redeem and retire the Series B Preferred Stock.

     For Federal income tax purposes, the increases in the Liquidation Preference of the Series B Preferred Stock are considered distributions, by the Company to Richemont, deemed made on the commencement dates of the quarterly increases, as discussed above. These distributions may be taxable dividends to Richemont, provided the Company has accumulated or current earnings and profits ("E&P") for each year in which the distributions are deemed to be made. Under the terms of the Richemont Transaction, the Company is obligated to reimburse Richemont for any U.S. income tax incurred pursuant to the Richemont Transaction. Based on the Company's past income tax filings and its current income tax position, the Company has an E&P deficit as of December 28, 2002. Accordingly, the Company has not incurred a tax reimbursement obligation for year 2002. The Company must have current E&P in years 2003, 2004 or 2005 to incur a tax reimbursement obligation from the scheduled increases in Liquidation Preference. If the Company does not have current E&P in one of those years, no tax reimbursement obligation would exist for that particular year. The Company does not have the ability to project the exact future tax reimbursement obligation, however, it has estimated the potential obligation to be in the range of $0 to $23.1 million.

     Series A Cumulative Participating Preferred Stock. On August 24, 2000, the Company issued and sold 1.4 million shares of preferred stock designated as Series A Cumulative Participating Preferred Stock in a private placement (not involving the use of underwriters or other placement agents) to Richemont, which then owned approximately 47.9% of the Company's outstanding common stock, for an aggregate purchase price of $70.0 million in cash. There were no underwriting discounts or commissions related to such sale. The rights of the holders of the Company's common stock were limited or qualified by such issuance and sale.

     The Series A Preferred Stock had a par value of $0.01 per share, and a liquidation preference of $50.00 per share, and was recorded net of issuance costs of $2.3 million. The issuance costs were to be accreted as a dividend over a five-year period ending on the mandatory redemption date. Dividends are cumulative and accrue at an annual rate of 15%, or $7.50 per share, and are payable quarterly either in cash or in-kind through the issuance of additional Series A Preferred Stock. Cash dividend payments were required for dividend payment dates occurring after February 1, 2004. As of December 30, 2000, the Company accreted dividends of $3.8 million, and reserved 75,498 additional shares of Series A Preferred Stock for the payment of such dividend. In-kind dividends and issuance cost accretion are charged against additional paid-in capital, with a corresponding increase in the carrying amount of the Series A Preferred Stock. Cash dividends were also reflected as a charge to additional paid-in capital, however, no adjustment to the carrying amount of the Series A Preferred Stock was made. The Series A Preferred Stock was generally non-voting, except if dividends have been in arrears and unpaid for four quarterly periods, whether or not consecutive. The holder of the Series A Preferred Stock would then have the exclusive right to elect two directors of the Company until such time as all such cumulative dividends accumulated on the Series A Preferred Stock have been paid in full. Furthermore, the holder of the Series A Preferred Stock was entitled to receive additional participating dividends in the event any dividends are declared or paid on, or any other distribution is made with respect to, the common stock of the Company. The additional dividends would be equal to 6150% of the amount of the dividends or distributions payable in respect of one share of common stock. In the event of a liquidation or dissolution of the Company, the holder of the Series A Preferred Stock would be paid an amount equal to $50.00 per share of Series A Preferred Stock plus the amount of any accrued and unpaid dividends, before any payments to other stockholders.

     The Company could redeem the Series A Preferred Stock in whole at any time and the holder of the Series A Preferred Stock could elect to cause the Company to redeem all or any of such holder's Series A Preferred Stock under certain circumstances involving a change of control, asset disposition or equity sale. Mandatory redemption of the Series A Preferred Stock by the Company was required on August 23, 2005 (the "Final Redemption Date") at a redemption price of $50.00 per share of Series A Preferred Stock plus the amount of any accrued and unpaid dividends. If, at the Final Redemption Date, the Company did not have sufficient capital and surplus legally available to redeem all the outstanding shares of the Series A Preferred Stock, the Company would be required to take all measures permitted under the Delaware General Corporation Law to increase the amount of its capital and surplus legally available and to redeem as many shares of the Series A Preferred Stock as it may legally redeem. Thereafter, as funds become available, the Company would be required to redeem as many additional shares of the Series A Preferred Stock as it legally can, until it has redeemed all remaining outstanding shares of the Series A Preferred Stock.

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

EMPLOYEES

     As of December 28, 2002, the Company employed approximately 1,830 people on a full-time basis and approximately 291 people on a part-time basis. The number of part-time employees at December 28, 2002 reflects a temporary increase in headcount necessary to fill the seasonal increase in orders during the holiday season. Approximately 226 of the Company's employees at one of its subsidiaries are represented by a union. The Company entered into a new agreement with The Union of Needletrades, Industrial and Textile Employees (UNITE!) in March 2003, which expires on February 26, 2006. The Company believes its relations with its employees are good.

     During the fiscal year ended December 28, 2002, the Company eliminated a total of approximately 301 FTE positions, including approximately 12 positions at or above the level of director, which included open positions that were eliminated. The Company made prospective payments to separated employees either weekly or bi-weekly, based upon each person's previous payment schedule.

SEASONALITY

     The Company does not consider its business seasonal. The revenues and business for the Company are proportionally consistent for each quarter during a fiscal year. The percentage of annual revenues for the first, second, third and fourth quarters recognized by the Company were as follows:
2002 -- 23.9%, 24.9%, 23.2% and 28.0%; 2001 -- 27.1%, 25.1%, 22.1% and 25.7%;
and 2000 -- 21.6%, 23.8%, 23.3% and 31.3%.

COMPETITION

     The Company believes that the principal bases upon which it competes in its direct commerce business are quality, value, service, proprietary product offerings, catalog design, web site design, convenience, speed and efficiency. The Company's catalogs compete with other mail order catalogs, both specialty and general, and retail stores, including department stores, specialty stores and discount stores such as JC Penney, Spiegel and Pottery Barn, among catalogs, and JC Penney, Target, Bed, Bath & Beyond and Bloomingdale's, among brick and mortar stores. Competitors also exist in each of the Company's catalog specialty areas of women's apparel, home fashions, men's apparel and gifts such as J.Crew and Jockey in the men's apparel category and Linen Source, Pottery Barn and BrylaneHome in the home fashions category. The Gump's store in San Francisco competes with Neiman Marcus, Tiffany, Horchow, Williams Sonoma and Crate & Barrel. A number of the Company's competitors have substantially greater financial, distribution and marketing resources than the Company.

     The Company is maintaining an active e-commerce enabled Internet Web site presence for all of its catalogs. A substantial number of each of the Company's catalog competitors maintain an active e-commerce enabled Internet web site presence as well. A number of such competitors have substantially greater financial, distribution and marketing resources than the Company. Sales from the Internet for Web site merchandisers grew in 2002. In addition, the Company has entered into third party Web site advertising arrangements, including with Amazon.com, as described above under "Direct Commerce -- Internet Sales." The Company believes in the future of the Internet and online commerce, including the marketing opportunities arising from this medium, and has directed part of its marketing focus, resources and manpower to that end. The Company has recently expanded its arrangements with Amazon.com.

     The Company believes that the principal bases upon which it competes in its business-to-business sector are value, service, flexibility, scalability, convenience and efficiency. The Company's third party fulfillment business competes with Clientlogic and NewRoads, amongst others. A number of the Company's competitors have substantially greater financial, distribution and marketing resources than the Company.

TRADEMARKS

     Each of the Company's catalogs has its own federally registered trademarks that are owned by The Company Store Group, LLC and its subsidiaries. The Company Store Group, LLC and its subsidiaries also own numerous trademarks, copyrights and service marks on logos, products and catalog offerings. The Company and its subsidiaries also have protected various trademarks internationally. The Company and its subsidiaries vigorously protect such marks.

GOVERNMENT REGULATION

     The Company is subject to Federal Trade Commission regulations governing its advertising and trade practices, Consumer Product Safety Commission regulations governing the safety of the products it sells in its catalogs and other regulations relating to the sale of merchandise to its customers. The Company is also subject to the Department of Treasury -- Customs regulations with respect to any goods it directly imports.

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

LISTING INFORMATION

     By letter dated May 2, 2001, the American Stock Exchange (the "Exchange") notified the Company that it was below certain of the Exchange's continued listing guidelines set forth in the Exchange's Company Guide. The Exchange instituted a review of the Company's eligibility for continuing listing of the Company's common stock on the Exchange. On January 17, 2002, the Company received a letter dated January 9, 2002 from the Exchange confirming that the American Stock Exchange determined to continue the Company's listing on the Exchange pending quarterly reviews of the Company's compliance with the steps of its strategic business realignment program. This determination was made subject to the Company's favorable progress in satisfying the Exchange's guidelines for continued listing and to the Exchange's periodic review of the Company's Securities and Exchange Commission and other filings.

     On November 11, 2002, the Company received a letter dated November 8, 2002 from the Exchange updating its position regarding the Company's compliance with certain of the Exchange's continued listing standards as set forth in Part 10 of the Exchange's Company Guide. Although the Company had been making favorable progress in satisfying the Exchange's guidelines for continued listing based on its compliance with the steps of its strategic business realignment program shared with the Exchange in 2001 and updated in 2002, the Exchange informed the Company that it had now become strictly subject to the procedures and requirements of Part 10 of the Company Guide. Specifically, the Company must not fall below the requirements of: (i) Section 1003(a)(i) with shareholders' equity of less than $2,000,000 and losses from continuing operations and/or net losses in two out of its three most recent fiscal years; (ii) Section 1003(a)(ii) with shareholders' equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of its four most recent fiscal years; and (iii) Section 1003(a)(iii) with shareholders' equity of less than $6,000,000 and losses from continuing operations and/or net losses in its five most recent fiscal years. The Exchange requested that the Company submit a plan to the Exchange by December 11, 2002, advising the Exchange of action it has taken, or will take, that would bring it into compliance with the continued listing standards by December 28, 2003. The Company submitted a plan to the Exchange on December 11, 2002 in an effort to maintain the listing of the Company's common stock on the Exchange.

     On January 28, 2003, the Company received a letter from the Exchange confirming that, as of the date of the letter, the Company had evidenced compliance with the requirements necessary for continued listing on the Exchange. Such compliance resulted from a recent rule change by the Exchange approved by the Securities and Exchange Commission related to continued listing on the basis of compliance with total market capitalization or total assets and revenues standards as alternatives to shareholders' equity standards such as the requirement for each listed company to maintain $15 million in public float. The letter is subject to changes in the American Stock Exchange Rules that might supersede the letter or require the Exchange to re-evaluate its position.

WEB SITE ACCESS TO INFORMATION

     The Company's internet address is www.hanoverdirect.com.

     The Company recently began to make available free of charge on or through its web site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Prior thereto, the Company voluntarily provided electronic or paper copies of its filings free of charge upon request, which it will continue to do.

ITEM 2.  PROPERTIES

     The Company's subsidiaries own and operate the following properties:

     - A 775,000 square foot warehouse and fulfillment facility located in Roanoke, Virginia,

     - A 48,000 square foot administration and telemarketing facility located in LaCrosse, Wisconsin, and

     - A 150,000 square foot home fashion manufacturing facility located in LaCrosse, Wisconsin used to produce down filled comforters for sale under "The Company Store" and "Scandia Down" brand names.

     Each of these properties is subject to a mortgage in favor of the Company's lender, Congress Financial Corporation.

     In addition, the Company or its subsidiaries lease the following properties:

     - An 85,000 square foot building formerly used as corporate headquarters and administrative offices located in Weehawken, New Jersey under a 15-year lease expiring in May 2005, of which approximately 37,000 square feet are occupied by the Company, approximately 18,000 square feet are subleased, and the remaining 30,000 square feet are available for sublease,

     - A 30,000 square foot corporate headquarters and administration offices located in Edgewater, New Jersey under a lease expiring in May 2005, of which approximately 16,000 square feet is occupied by the Company, approximately 2,600 square feet are subleased, and the remaining 11,400 square feet are available for sublease,

     - Seven properties currently or formerly used as outlet stores located in California, Pennsylvania and Wisconsin having approximately 68,000 square feet of space in the aggregate, with leases running through December 2005. The two retail stores in California have been closed, as to which the Company currently subleases 6,200 square feet and holds for sublease approximately 5,000 square feet,

     - A 64,000 square foot retail and office facility which includes the Gump's retail store in San Francisco, California under two leases that expire during April 2010, of which approximately 37,000 square feet are occupied by the Company, approximately 20,000 square feet are subleased, and the remaining 7,000 square feet, together with an additional 10,250 square feet for which the current sublease expires during July 2003, are available for sublease,

     - A 185,000 square foot warehouse and fulfillment facility located in LaCrosse, Wisconsin under a lease expiring in December 2003, and

     - A 123,000 square foot telemarketing, customer service and administrative facility located in Hanover, Pennsylvania, under a lease that was extended during 2002 and that now expires on December 31, 2004.

     Additionally, the Company utilizes a temporary storage facility of 72,000 square feet under a lease expiring September 30, 2004 in Roanoke, Virginia to house merchandise during the holiday selling period and leases an additional satellite telemarketing facility in York, Pennsylvania under a lease expiring July 31, 2006. The Company also leases a 34,000 square foot facility used for storage under a lease expiring August 31, 2004 in La Crosse, Wisconsin. In addition, the Company leases a 30,000 square foot satellite administration facility in San Diego, California under a lease expiring April 2005. On February 28, 2002, the Company terminated the telemarketing operations conducted at such facility. Currently, the Company occupies approximately 16,000 square feet, approximately 5,000 square feet are subleased, and the remaining 9,000 square feet are available for sublease.

     On May 3, 2001, the Company sold its 277,500 square foot warehouse and fulfillment facility in Hanover, Pennsylvania (the "Kindig Lane Property") and certain equipment located therein for $4.7 million to an unrelated third party. The Company has continued to use the Kindig Lane Property under a month-to-month lease agreement with the third party, and will continue to lease a portion of the Kindig Lane Property on a month-to-month basis until April 4, 2003. Effective March 1, 2003, the Company has transitioned a portion of the fulfillment operations from the leased Kindig Lane Property to its owned facility in Roanoke, Virginia.

     During 2002, the Company entered into an agreement with the landlord and the sublandlord to terminate its sublease of the Company's closed 497,200 square foot warehouse and telemarketing facility located in Maumelle, Arkansas. The agreement provided for the payment by the Company to the sublandlord of $1,600,000, plus taxes through April 30, 2002 in the amount of $198,000. The Company made all of the payments during May 2002. Upon the satisfaction by the Company of all of its obligations under the agreement, the sublease terminated and the Company was released from all further obligations under the sublease. The Company's previously established reserves for Maumelle, Arkansas were adequate based upon the terms of the final settlement agreement.

ITEM 3.  LEGAL PROCEEDINGS

     A class action lawsuit was commenced on March 3, 2000 entitled Edwin L. Martin v. Hanover Direct, Inc. and John Does 1 through 10, bearing case no. CJ2000-177 in the State Court of Oklahoma (District Court in and for Sequoyah County). Plaintiff commenced the action on behalf of himself and a class of persons who have at any time purchased a product from the Company and paid for an "insurance charge." The complaint sets forth claims for breach of contract, unjust enrichment, recovery of money paid absent consideration, fraud and a claim under the New Jersey Consumer Fraud Act. The complaint alleges that the Company charges its customers for delivery insurance even though, among other things, the Company's common carriers already provide insurance and the insurance charge provides no benefit to the Company's customers. Plaintiff also seeks a declaratory judgment as to the validity of the delivery insurance. The damages sought are (i) an order directing the Company to return to the plaintiff and class members the "unlawful revenue" derived from the insurance charges,
(ii) declaring the rights of the parties, (iii) permanently enjoining the Company from imposing the insurance charge, (iv) awarding threefold damages of less than $75,000 per plaintiff and per class member, and (v) attorneys' fees and costs. On April 12, 2001, the Court held a hearing on plaintiff's class certification motion. Subsequent to the April 12, 2001 hearing on plaintiff's class certification motion, plaintiff filed a motion to amend the definition of the class. On July 23, 2001, plaintiff's class certification motion was granted, defining the class as "All persons in the United States who are customers of any catalog or catalog company owned by Hanover Direct, Inc. and who have at any time purchased a product from such company and paid money which was designated to be an 'insurance' charge." On August 21, 2001, the Company filed an appeal of the order with the Oklahoma Supreme Court and subsequently moved to stay proceedings in the district court pending resolution of the appeal. The appeal has been fully briefed. At a subsequent status hearing, the parties agreed that issues pertaining to notice to the class would be stayed pending resolution of the appeal, that certain other issues would be subject to limited discovery, and that the issue of a stay for any remaining issues would be resolved if and when such issues arise. Oral argument on the appeal, if scheduled, is not expected until the first half of 2003. The Company believes it has defenses against the claims and plans to conduct a vigorous defense of this action.

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

     A class action lawsuit was commenced on February 13, 2002 entitled Jacq Wilson, suing on behalf of himself, all others similarly situated, and the general public v. Brawn of California, Inc. dba International Male and Undergear, and Does 1-100 ("Brawn") in the Superior Court of the State of California, City and County of San Francisco. Does 1-100 are internet and catalog direct marketers offering a selection of men's clothing, sundries, and shoes who advertise within California and nationwide. The complaint alleges that for at least four years, members of the class have been charged an unlawful, unfair, and fraudulent insurance fee and tax on orders sent to them by Brawn; that Brawn was engaged in untrue, deceptive and misleading advertising in that it was not lawfully required or permitted to collect insurance, tax and sales tax from customers in California; and that Brawn has engaged in acts of unfair competition under the state's Business and Professions Code. Plaintiff and the class seek (i) restitution and disgorgement of all monies wrongfully collected and earned by Brawn, including interest and other gains made on account of these practices, including reimbursement in the amount of the insurance, tax and sales tax collected unlawfully, together with interest, (ii) an order enjoining Brawn from charging customers insurance and tax on its order forms and/or from charging tax on the delivery, shipping and insurance charges, (iii) an order directing Brawn to notify the California State Board of Equalization of the failure to pay the correct amount of tax to the state and to take appropriate steps to provide the state with the information needed for audit, and (iv) compensatory damages, attorneys' fees, pre-judgment interest, and costs of the suit. The claims of the individually named plaintiff and for each member of the class amount to less than $75,000. On April 15, 2002, the Company filed a Motion to Stay the Wilson action in favor of the previously filed Martin action. On May 14, 2002, the Court heard the argument in the Company's Motion to Stay the action in favor of the Oklahoma action, denying the motion. In October 2002, the Court granted the Company's motion for leave to amend the answer. Discovery is proceeding. A mandatory settlement conference has been scheduled for April 4, 2003 and trial is currently scheduled for April 14, 2003. The Company plans to conduct a vigorous defense of this action.

     A class action lawsuit was commenced on February 20, 2002 entitled Argonaut Consumer Rights Advocates Inc., suing on behalf of the General Public v. Gump's By Mail, Inc. ("Gump's"), and Does 1-100 in the Superior Court of the State of California, City and County of San Francisco. The plaintiff is a non-profit public benefit corporation suing under the California Business and Profession Code. Does 1-100 would include persons whose activities include the direct sale of tangible personal property to California consumers including the type of merchandise that Gump's -- the store and the catalog -- sell, by telephone, mail order, and sales through the web sites www.gumpsbymail.com and www.gumps.com. The complaint alleges that for at least four years members of the class have been charged an unlawful, unfair, and fraudulent tax and "sales tax" on their orders in violation of California law and court decisions, including the state Revenue and Taxation Code, Civil Code, and the California Board of Equalization; that Gump's engages in unfair business practices; that Gump's engaged in untrue and misleading advertising in that it was not lawfully required to collect tax and sales tax from customers in California; is not lawfully required or permitted to add tax and sales tax on separately stated shipping or delivery charges to California consumers; and that it does not add the appropriate or applicable or specific correct tax or sales tax to its orders. Plaintiff and the class seek (i) restitution of all tax and sales tax charged by Gump's on each transaction and/or restitution of tax and sales tax charged on the shipping charges; (ii) an order enjoining Gump's from charging customers for tax on orders or from charging tax on the shipping charges; and (iii) attorneys' fees, pre-judgment interest on the sums refunded, and costs of the suit. On April 15, 2002, the Company filed an Answer and Separate Affirmative Defenses to the complaint, generally denying the allegations of the complaint and each and every cause of action alleged, and denying that plaintiff has been damaged or is entitled to any relief whatsoever. On September 19, 2002, the Company filed a motion for leave to file an amended answer, containing several additional affirmative defenses based on the proposition that the proper defendant in this litigation (if any) is the California State Board of Equalization, not the Company, and that plaintiff failed to exhaust its administrative remedies prior to filing suit. That motion was granted. At the request of the plaintiff, this case was dismissed with prejudice by the court on March 17, 2003.

     A class action lawsuit was commenced on March 5, 2002 entitled Argonaut Consumer Rights Advocates Inc., suing on behalf of the General Public v. Domestications LLC, and Does 1-100 ("Domestications") in the Superior Court of the State of California, City and County of San Francisco. The plaintiff is a non-profit public benefit corporation suing under the California Business and Profession Code. Does 1-100 would include persons responsible for the conduct alleged in the complaint, including the direct sale of tangible personal property to California consumers including the type of merchandise that Domestications sells, by telephone, mail order, and sales through the web site www.domestications.com. The plaintiff claims that for at least four years members of the class have been charged an unlawful, unfair, and fraudulent tax and sales tax for different rates and amounts on the catalog and internet orders on the total amount of goods, tax and sales tax on shipping charges, which are not subject to tax or sales tax under California law, in violation of California law and court decisions, including the state Revenue and Taxation Code, Civil Code, and the California Board of Equalization; that Domestications engages in unfair business practices; and that Domestications engaged in untrue and misleading advertising in that it was not lawfully required to collect tax and sales tax from customers in California. Plaintiff and the class seek (i) restitution of all sums, interest and other gains made on account of these practices; (ii) prejudgment interest on all sums wrongfully collected; (iii) an order enjoining Domestications from charging customers for tax on their orders and/or from charging tax on the shipping charges; and (iv) attorneys' fees and costs of the suit. The Company filed an Answer and Separate Affirmative Defenses to the Complaint, generally denying the allegations of the Complaint and each and every cause of action alleged, and denying that plaintiff has been damaged or is entitled to any relief whatsoever. Discovery is now proceeding. On September 19, 2002, the Company filed a motion for leave to file an amended answer, containing several additional affirmative defenses based on the proposition that the proper defendant in this litigation (if any) is the California State Board of Equalization, not the Company, and that plaintiff failed to exhaust its administrative remedies prior to filing suit. That motion was granted. On February 28, 2003, the Company filed a notice of motion and memorandum of points and authorities in support of its motion for summary judgment setting forth that Plaintiff's claims are without merit and incorrect as a matter of law. At the request of the plaintiff, this case was dismissed with prejudice by the court on March 17, 2003.

     A class action lawsuit was commenced on October 28, 2002 entitled John Morris, individually and on behalf of all other persons & entities similarly situated v. Hanover Direct, Inc., and Hanover Brands, Inc. (referred to here as "Hanover"), No. L 8830-02 in the Superior Court of New Jersey, Bergen
County -- Law Division. The plaintiff brings the action individually and on behalf of a class of all persons and entities in New Jersey who purchased merchandise from Hanover within six years prior to filing of the lawsuit and continuing to the date of judgment. On the basis of a purchase made by plaintiff in August, 2002 of certain clothing from Hanover (which was from a men's division catalog, the only ones which retained the insurance line item in 2002), Plaintiff claims that for at least six years, Hanover maintained a policy and practice of adding a charge for "insurance" to the orders it received and concealed and failed to disclose its policy with respect to all class members. Plaintiff claims that Hanover's conduct was (i) in violation of the New Jersey Consumer Fraud Act, as otherwise deceptive, misleading and unconscionable; (ii) such as to constitute Unjust Enrichment of Hanover at the expense and to the detriment of plaintiff and the class; and (iii) unconscionable per se under the Uniform Commercial Code for contracts related to the sale of goods. Plaintiff and the class seek damages equal to the amount of all insurance charges, interest thereon, treble and punitive damages, injunctive relief, costs and reasonable attorneys fees, and such other relief as may be just, necessary, and appropriate. On December 13, 2002, the Company filed a Motion to Stay the Morris action in favor of the previously filed Martin action. Plaintiff then filed an Amended Complaint adding International Male as a defendant. The Company's response to the Amended Complaint was filed on February 5, 2003. Plaintiff's response brief was filed March 17, 2003, and the Company's reply brief is due on March 31, 2003. Hearing on the motion to stay is expected to take place on April 4, 2003. The Company plans to conduct a vigorous defense of this action.

     On June 28, 2001, Rakesh K. Kaul, the Company's former President and Chief Executive Officer, filed a five-count complaint (the "Complaint") in New York State Court against the Company, seeking damages and other relief arising out of his separation of employment from the Company, including severance payments of $2,531,352 plus the cost of employee benefits, attorneys' fees and costs incurred in connection with the enforcement of his rights under his employment agreement with the Company, payment of $298,650 for 13 weeks of accrued and unused vacation, damages in the amount of $3,583,800, or, in the alternative, a declaratory judgment from the court that he is entitled to all change of control benefits under the "Hanover Direct, Inc. Thirty-Six Month Salary Continuation Plan," and damages in the amount of $1,396,066 or

$850,000 due to the Company's purported breach of the terms of the "Long-Term Incentive Plan for Rakesh K. Kaul" by failing to pay him a "tandem bonus" he alleges was due and payable to him within the 30 days following his resignation. The Company removed the case to the U.S. District Court for the Southern District of New York on July 25, 2001. Mr. Kaul filed an Amended Complaint ("Amended Complaint") in the U.S. District Court for the Southern District of New York on September 18, 2001. The Amended Complaint repeats many of the claims made in the original Complaint and adds ERISA claims. On October 11, 2001, the Company filed its Answer, Defenses and Counterclaims to the Amended Complaint, denying liability under each and every of Mr. Kaul's causes of action, challenging all substantive assertions, raising several defenses and stating nine counterclaims against Mr. Kaul. The counterclaims include (1) breach of contract; (2) breach of the Non-Competition and Confidentiality Agreement with the Company; (3) breach of fiduciary duty; (4) unfair competition; and (5) unjust enrichment. The Company seeks damages, including, without limitation, the $341,803 in severance pay and car allowance Mr. Kaul received following his resignation, $412,336 for amounts paid to Mr. Kaul for car allowance and related benefits, the cost of a long-term disability policy, and certain payments made to personal attorneys and consultants retained by Mr. Kaul during his employment, $43,847 for certain services the Company provided and certain expenses the Company incurred, relating to the renovation and leasing of office space occupied by Mr. Kaul's spouse at 115 River Road, Edgewater, New Jersey, the Company's current headquarters, $211,729 on a tax loan to Mr. Kaul outstanding since 1997 and interest, compensatory and punitive damages and attorneys' fees. The case is pending. The discovery period has closed, the Company has moved to amend its counterclaims, and the parties have each moved for summary judgment. The Company seeks summary judgment: dismissing Mr. Kaul's claim for severance under his employment agreement on the ground that he failed to provide the Company with a general release of, among other things, claims for change of control benefits; dismissing Mr. Kaul's claim for attorneys' fees on the grounds that they are not authorized under his employment agreement; dismissing Mr. Kaul's claims related to change in control benefits based on an administrative decision that he is not entitled to continued participation in the plan or to future benefits thereunder; dismissing Mr. Kaul's claim for a tandem bonus payment on the ground that no payment is owing; dismissing Mr. Kaul's claim for vacation payments based on Company policy regarding carry over vacation; and seeking judgment on the Company's counterclaim for unjust enrichment based on Mr. Kaul's failure to pay under a tax note. Mr. Kaul seeks summary judgment: dismissing the Company's defenses and counterclaims relating to a release on the grounds that he tendered a release or that the Company is estopped from requiring him to do so; the Company's defenses and counterclaims relating to his alleged violations of his non-compete and confidentiality obligations on the grounds that he did not breach the obligations as defined in the agreement; and the Company's claims based on his alleged breach of fiduciary duty, including those based on his monthly car allowance payments and the leased space to his wife, on the grounds that he was entitled to the car payments and did not involve himself in or make misrepresentations in connection with the leased space. The Company has concurrently moved to amend its Answer and Counterclaims to state a claim that it had cause for terminating Mr. Kaul's employment based on, among other things, after acquired evidence that Mr. Kaul received a monthly car allowance and other benefits totaling $412,336 that had not been authorized by the Company's Board of Directors and that his wife's lease and related expense was not properly authorized by the Company's Board of Directors, and to clarify or amend the scope of the Company's counterclaims for reimbursement. The briefing on the motions is completed and the parties are awaiting the decision of the Court. No trial date has been set. It is too early to determine the potential outcome, which could have a material impact on the Company's results of operations when resolved in a future period.

     In June 1994, a complaint was filed in the Supreme Court of the State of New York, County of New York, by Donald Schupak, the former President, CEO and Chairman of the Board of Directors of The Horn & Hardart Company, the corporate predecessor to the Company, against the Company and Alan Grant Quasha. The complaint asserted claims for alleged breaches of an agreement dated February 25, 1992 between Mr. Schupak and the Company (the "Agreement"), and for alleged tortious interference with the Agreement by Mr. Quasha. Mr. Schupak sought compensatory damages in an amount, which is estimated to be not more than $400,000, and punitive damages in the amount of $10 million; applicable interest, incidental and consequential damages, plus costs and disbursements, the expenses of the litigation and reasonable attorneys' fees. In addition, based on the alleged breaches of the Agreement by the Company, Mr. Schupak sought a

"parachute" payment of approximately $3 million under an earlier agreement with the Company that he allegedly had waived in consideration of the Company's performance of its obligations under the Agreement. The Company filed an answer to the complaint on September 7, 1994. Discovery then commenced and documents were exchanged. Each of the parties filed a motion for summary judgment at the end of 1995, and both motions were denied in the spring of 1996. In April 1996, due to health problems then being experienced by Mr. Schupak, the Court ordered that the case be marked "off calendar" until plaintiff recovered and was able to proceed with the litigation. In September 2002, more than six years later, Mr. Schupak filed a motion to restore the case to the Court's calendar. The Company filed papers in opposition to the motion on October 10, 2002, asserting that the motion should be denied on the ground that plaintiff failed to timely comply with the terms of the Court's order concerning restoration and, alternatively, on the ground of laches. The plaintiff filed reply papers on November 4, 2002. On November 20, 2002, the court denied Schupak's motion to restore the case to the calendar as "unnecessary and moot" on the ground that the case had been improperly marked off calendar in the first instance, ruled that the case therefore remained "active," and fixed a trial date of March 4, 2003. On January 27, 2003, the parties reached agreement fully and finally settling all of Schupak's claims in consideration of a payment by the Company and the exchange of mutual general releases.

     The Company was named as one of 88 defendants in a patent infringement complaint filed on November 23, 2001 by the Lemelson Medical, Education & Research Foundation, Limited Partnership (the "Lemelson Foundation"). The complaint, filed in the U.S. District Court in Arizona, was not served on the Company until March 2002. In the complaint, the Lemelson Foundation accuses the named defendants of infringing seven U.S. patents which allegedly cover "automatic identification" technology through the defendants' use of methods for scanning production markings such as bar codes. The Company received a letter dated November 27, 2001 from attorneys for the Lemelson Foundation notifying the Company of the complaint and offering a license. The Court entered a stay of the case on March 20, 2002, requested by the Lemelson Foundation, pending the outcome of a related case in Nevada being fought by bar code manufacturers. The trial in the Nevada case began on November 18, 2002 and ended on January 17, 2003. The parties in the Nevada case are now required to submit post trial briefs on or before May 16, 2003, and a decision is expected two months or more thereafter. The Order for the stay in the Lemelson case provides that the Company need not answer the complaint, although it has the option to do so. The Company has been invited to join a common interest/joint-defense group consisting of defendants named in the complaint as well as in other actions brought by the Lemelson Foundation. The Company is currently in the process of analyzing the merits of the issues raised by the complaint, notifying vendors of its receipt of the complaint and letter, evaluating the merits of joining the joint-defense group, and having discussions with attorneys for the Lemelson Foundation regarding the license offer. A preliminary estimate of the royalties and attorneys' fees which the Company may pay if it decides to accept the license offer from the Lemelson Foundation range from about $125,000 to $400,000. The Company has decided to gather further information, but will not agree to a settlement at this time, and thus, has not established a reserve.

     In early March 2003, the Company learned that one of its business units had engaged in certain travel transactions that may have constituted violations under the provisions of U.S. government regulations promulgated pursuant to 50 U.S.C. App. 1-44, which proscribe certain transactions related to travel to certain countries. See Note 19 to the Company's Consolidated Financial Statements.

     See also Note 17 of Notes to Consolidated Financial Statements for the years ended December 28, 2002, December 29, 2001 and December 30, 2000 elsewhere herein.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on the American Stock Exchange under the symbol "HNV." The following table sets forth, for the periods shown, the high and low sale prices of the Company's common stock as reported on the American Stock Exchange Composite Tape. As of March 20, 2003, the Company had 138,315,800 shares of common stock outstanding (net of treasury shares). Of these, 29,446,888 shares were held directly or indirectly by Richemont, 38,778,350 shares were held by Basil P. Regan or Regan Partners L.P., and 57,174 shares were held by other directors and officers of the Company. As a result, 70,033,388 shares of common stock were held by public shareholders. There were approximately 3,650 holders of record of common stock.

                                                              HIGH     LOW
                                                              -----   -----
FISCAL 2002
  First Quarter (Dec. 30, 2001 to March 30, 2002)...........  $0.52   $0.36
  Second Quarter (March 31, 2002 to June 29, 2002)..........  $0.44   $0.23
  Third Quarter (June 30, 2002 to Sept. 28, 2002)...........  $0.34   $0.19
  Fourth Quarter (Sept. 29, 2002 to Dec. 28, 2002)..........  $0.28   $0.18
FISCAL 2001
  First Quarter (Dec. 31, 2000 to March 31, 2001)...........  $0.56   $0.28
  Second Quarter (April 1, 2001 to June 30, 2001)...........  $0.34   $0.12
  Third Quarter (July 1, 2001 to Sept. 29, 2001)............  $0.37   $0.17
  Fourth Quarter (Sept. 30, 2001 to Dec. 29, 2001)..........  $0.35   $0.24

     The Company is restricted from paying dividends on its common stock or from acquiring its capital stock by certain debt covenants contained in agreements to which the Company is a party.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected financial data for each of the fiscal years indicated:

                                            2002       2001       2000       1999       1998
                                          --------   --------   --------   --------   --------
                                            (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net Revenues............................  $457,644   $532,165   $603,014   $549,852   $546,114
Special charges (credit)................     4,398     11,277     19,126        144       (485)
Loss from operations....................      (432)   (23,965)   (70,552)   (13,756)   (16,807)
Gain on sale of Improvements business...      (570)   (23,240)        --         --         --
Gain on sale of Kindig Lane Property....        --     (1,529)        --         --         --
Gain on sale of The Shopper's Edge......        --         --         --     (4,343)        --
Gain on sale of Austad's................        --         --         --       (967)        --
Income (loss) before interest and income
  taxes.................................       138        804    (70,552)    (8,446)   (16,807)
Interest expense, net...................     5,477      6,529     10,083      7,338      7,778
Net loss................................    (9,130)    (5,845)   (80,800)   (16,314)   (25,595)
Preferred stock dividends and
  accretion.............................    15,556     10,745      4,015        634        578
                                          --------   --------   --------   --------   --------
Net loss applicable to common
  stockholders..........................  $(24,686)  $(16,590)  $(84,815)  $(16,948)  $(26,163)
                                          --------   --------   --------   --------   --------

PER SHARE:
Net loss per common share -- basic and
  diluted...............................  $   (.18)  $   (.08)  $   (.40)  $   (.08)  $   (.13)
                                          --------   --------   --------   --------   --------

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING (IN THOUSANDS):
Basic...................................   138,280    210,536    213,252    210,719    206,508
                                          --------   --------   --------   --------   --------
Diluted.................................   138,280    210,536    213,252    210,719    206,508
                                          --------   --------   --------   --------   --------

BALANCE SHEET DATA (END OF PERIOD):
Working capital (1).....................  $  9,439   $ 20,935   $ 16,835   $ 17,990   $ 43,929
Total assets (1)........................   140,100    157,661    203,019    191,419    218,870
Total debt (1)..........................    25,129     29,710     39,036     42,835     58,859
Redeemable Series A Preferred Stock.....        --         --     71,628         --         --
Redeemable Series B Preferred Stock.....    92,379     76,823         --         --         --
Shareholders' (deficiency) equity.......   (58,841)   (35,728)   (24,452)    53,865     66,470

---------------
(1) The amount for 1998 includes both a receivable and an obligation under receivables financing of $18,998, pursuant to SFAS No. 125.

There were no cash dividends declared on the Common Stock in any of the periods presented.

                See notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth, for the fiscal years indicated, the percentage relationship to revenues of certain items in the Company's Consolidated Statements of Income (Loss):

                                                                    FISCAL YEAR
                                                           2002        2001        2000
                                                           -----    -----------    -----
Net revenues.............................................  100.0%      100.0%      100.0%
Cost of sales and operating expenses.....................   63.5        63.8        67.2
Write-down of inventory of discontinued catalogs.........     --          --         0.3
Special charges..........................................    0.9         2.1         3.2
Selling expenses.........................................   23.0        26.5        25.4
General and administrative expenses......................   11.4        10.7        14.1
Depreciation and amortization............................    1.2         1.4         1.5
Gain on sale of Improvements Catalog.....................   (0.1)       (4.4)         --
Gain on sale of Kindig Lane Property.....................     --        (0.3)         --
Income (loss) before interest and income taxes...........    0.1         0.2       (11.7)
Interest expense, net....................................    1.2         1.2         1.7
Provision for deferred federal income taxes..............    0.8          --          --
Provision for state income taxes.........................     --          --          --
Net loss.................................................   (2.0)%      (1.1)%     (13.4)%

RESULTS OF OPERATIONS

  2002 COMPARED WITH 2001

     Net Loss. The Company reported a net loss of $9.1 million or $.18 per share for the year ended December 28, 2002 compared with a net loss of $5.8 million or $.08 per share for the comparable period in the fiscal year 2001. The per share amounts were calculated after deducting preferred dividends and accretion of $15.6 million and $10.7 million in fiscal years 2002 and 2001, respectively. The weighted average number of shares of common stock outstanding was 138,280,196 and 210,535,959 for the fiscal years ended December 28, 2002 and December 29, 2001, respectively. This decrease in weighted average shares was pursuant to the terms of the Richemont Transaction consummated on December 19, 2001 (see Notes 7 and 8 to the Company's Consolidated Financial Statements). The increased loss of $3.3 million resulted from the recording of $24.8 million in gains during fiscal year 2001 related to the sale of the Company's Improvements business and the Kindig Lane Property and a $3.7 million reduction to the carrying value of the deferred tax asset in fiscal year 2002. This deferred tax asset adjustment was based on a reassessment of the Company's ability to utilize certain net operating losses prior to their expiration. The impact of the deferred tax asset adjustment was mitigated by cost reductions, primarily in selling expenses.

     Net Revenues. Net revenues decreased $74.6 million or 14.0% for the year ended December 28, 2002 to $457.6 million from $532.2 million for a comparable period in 2001. This decrease was due in part to the sale of the Improvements business on June 29, 2001, which accounted for $34.1 million of the reduction. The discontinuance of the Domestications Kitchen & Garden, Kitchen & Home, Encore and Turiya catalogs contributed an additional $6.4 million to the reduction. Revenues for continuing businesses in fiscal year 2002 decreased by $34.1 million or 6.9%. Overall circulation for the continuing businesses decreased by 9.0% from the prior year with almost all of the decrease in the continuing revenues stemming from efforts to reduce unprofitable circulation. Internet sales have now reached 20.3% of combined internet and catalog revenues for the Company's four categories and have improved by $20.4 million or 30.4% to $87.3 million from $66.9 million in 2001, excluding sales from the Improvements business that was sold during 2001.

     Cost of Sales and Operating Expenses. Cost of sales and operating expenses decreased to 63.5% of net revenues for the year ended December 28, 2002 as compared with 63.8% of net revenues for the comparable period in 2001. The slight decrease over the prior year was due to the reduction of fixed costs incurred primarily by the Company's fulfillment operations. While substantial reductions were realized during 2001, costs as a percentage of net revenues held constant in most areas except for fulfillment, which continued to decline as the on-going implementation of the Company's strategic business realignment program continued. Total merchandise cost, as a percent of net revenues, held constant with the prior year.

     Special Charges. In December 2000, the Company began a strategic business realignment program that resulted in the recording of special charges for severance, facility exit costs and fixed asset write-offs. Special charges recorded in fiscal years 2002, 2001, and 2000 relating to the strategic business realignment program were $4.4 million, $11.3 million, and $19.1 million, respectively. The actions related to the strategic business realignment program were taken in an effort to direct the Company's resources primarily towards a return to profitability.

     In the first quarter of 2002, special charges relating to the strategic business realignment program were recorded in the amount of $0.2 million. These charges consisted primarily of severance costs related to the elimination of an additional 10 FTE positions and costs associated with the Company's decision to close a product storage facility located in San Diego, California. In September 2002, the Company continued to execute this plan through the integration of The Company Store and Domestications divisions. As a result of the continued actions needed to execute these plans, during the third quarter of 2002, an additional $1.5 million of special charges was recorded. Of this amount, $1.3 million consisted of additional facility exit costs resulting primarily from the integration of The Company Store and Domestications divisions, causing management to reassess its plan to consolidate its office space at the corporate offices in New Jersey. The additional $0.2 million consisted of further severance costs for an individual relating to the Company's strategic business realignment program.

     In the fourth quarter of 2002, special charges totaling $2.7 million were recorded. Of this amount, $1.5 million was related to severance costs, including $1.2 million for two of the Company's senior management members, $0.2 million associated with the consolidation of a portion of the Company's Hanover, Pennsylvania fulfillment operations into its Roanoke, Virginia facility, and $0.1 million of additional severance costs and adjustments pertaining to the Company's previous strategic business realignment initiatives. The remaining $1.2 million consisted primarily of a $0.4 million credit reflecting the reduction of the deferred rental liabilities applicable to the portions of the facilities previously included in the Company's strategic business realignment program and a $1.6 million charge in order to properly reflect the current marketability of such facilities in the rental markets.

     Selling Expenses. Selling expenses decreased to 23.0% of net revenues for the year ended December 28, 2002 from 26.5% for the comparable period in 2001, primarily due to a shift in focus resulting in the elimination of mailing to unprofitable circulation lists. In addition to lower circulation, favorable paper prices were obtained, which have also contributed to the decline in selling expenses over the prior year.

     General and Administrative Expenses. General and administrative expenses decreased by $4.5 million in 2002 over the prior year. The reductions reflect the elimination of a significant number of FTE positions across all departments, which began late in 2000 as part of the Company's strategic business realignment program and have continued through December 28, 2002. This reduction was achieved even after absorbing in excess of $3.5 million in costs associated with the Company's litigation defense against Rakesh Kaul and the Company's litigation defense and settlement against Donald Schupak during 2002. As a percentage of net revenues, general and administrative expenses rose to 11.4% in 2002 from 10.7% for the comparable period in 2001. The total increase was attributable to the expense incurred by the Company to defend and settle litigation brought by Donald Schupak, and the expense incurred by the Company to defend itself against litigation brought by Rakesh Kaul.

     Depreciation and Amortization. Depreciation and amortization decreased to 1.2% of net revenues for the year ended December 28, 2002 from 1.4% for the comparable period in 2001. The decrease was primarily due to capital expenditures that have become fully amortized and the elimination of goodwill amortization resulting from the implementation of SFAS 142 at the beginning of fiscal 2002.

     Loss from Operations. The Company's loss from operations decreased $23.6 million to $0.4 million for the year ended December 28, 2002 from a loss of $24.0 million for the comparable period in 2001.

     Gain on Sale of the Improvements Business. During fiscal 2002, the Company recognized approximately $0.6 million of deferred gain consistent with the terms of the escrow agreement relating to the Improvements sale. The recognition of additional gain of up to approximately $2.0 million has been deferred until the contingencies described in the escrow agreement expire, which will occur no later than the middle of the 2003 fiscal year. As of December 28, 2002, no claims had been made against the escrow.

     Interest Expense, Net. Interest expense, net for the year ended December 28, 2002 decreased $1.1 million to $5.5 million and is attributable to lower average borrowings over the last nine months of 2002 coupled with a reduction in interest rates. This reduction is partially offset by an increase in the amortization of deferred financing costs relating to the Company's amendments to the Congress Credit Facility.

     Income Taxes. For year ended December 28, 2002, the Company reduced the carrying value of its deferred tax asset. This deferred tax asset adjustment was based on a reassessment of the Company's ability to utilize certain net operating losses prior to their expiration.

                           EBITDA COMPARISON SCHEDULE

     The following table reflects the view utilized by Company management to monitor the business (in thousands):

                                                                        FISCAL YEAR
                                                               2002        2001         2000
                                                              -------   -----------   --------
INCOME (LOSS) BEFORE INTEREST & TAXES.......................  $   138    $    804     $(70,552)
Add: Depreciation and amortization..........................    5,650       7,430        9,090
                                                              -------    --------     --------
EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION & AMORTIZATION
  (EBITDA)..................................................    5,788       8,234      (61,462)
Add: Stock option amortization expense......................    1,332       1,841        5,175
                                                              -------    --------     --------
EBITDA AS DEFINED FOR DEBT COVENANT.........................    7,120      10,075      (56,287)
Less: Gain on sale of Improvements business.................     (570)    (23,240)          --
Less: Gain on sale of Kindig Lane Facility..................       --      (1,529)          --
Add: Special charges........................................    4,398      11,277       19,126
Add: Write-down inventory of discontinued catalogs..........       --          --        2,048
Add: Extraordinary litigation
  Kaul litigation...........................................    2,871          --        5,212
  Shupack litigation........................................      636          --           --
                                                              -------    --------     --------
COMPARATIVE EBITDA..........................................  $14,455    $ (3,417)    $(29,901)
                                                              =======    ========     ========

     Management believes that Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) offers a useful tool in addition to traditional GAAP tools to measure operational cash flow. Management utilizes comparative EBITDA to evaluate the Company's performance independent of other factors such as gain on sale of businesses, special charges and litigation expenses as reflected in the table above.

2001 COMPARED WITH 2000

     Net Loss. The Company reported a net loss of $5.8 million or $.08 per share for the fiscal year ended December 29, 2001 compared with a net loss of $80.8 million or $.40 per share for the fiscal year ended December 30, 2000. The per share amounts were calculated after deducting preferred dividends and accretion of $10.7 million in 2001 and $4.0 million in 2000. As part of a transaction consummated with Richemont in December 2001 (see Notes 7 and 8 to the Company's Consolidated Financial Statements), Richemont agreed to forego any claim that it had to accrued but unpaid dividends on the Series A Preferred Stock in exchange for the issuance of Series B Preferred Stock. This transaction resulted in a decrease in shareholders' deficiency of $5.6 million. The weighted average number of shares outstanding was 210,535,959 and 213,251,945 for 2001 and 2000, respectively. This decrease in weighted average shares was due to the conversion of 1,530,000 issued common shares into treasury shares.

     Compared with the comparable period in 2000, the $75.0 million decrease in net loss was primarily due to:

          i.  gain on sale of the Improvements business;

          ii.  gain on sale of the Kindig Lane Property;

          iii. decreased special charges related to the Company's strategic business realignment program;

          iv.  decreased cost of sales and operating expenses;

          v.  decreased general and administrative expenses; and

          vi.  a reduction in interest expense.

     Net Revenues. Net revenues decreased $70.8 million (11.7%) for the year ended December 29, 2001 to $532.2 million from $603.0 million for the comparable period in 2000. This decrease was in part due to the sale of the Improvements business on June 29, 2001, which accounted for $27.6 million of the reduction in revenues in 2001. An additional portion of the drop in revenues amounting to $7.8 million is attributed to the Company's decision to scale back on its third party business by focusing only on profitable operations. The discontinuance of the Domestications Kitchen & Garden, Encore, Kitchen & Home and Turiya catalogs contributed $21.2 million to the reduction of net revenues in 2001. The balance of the net revenues decrease can be attributable to softness in demand related to both the International Male and Gump's brands.

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

     Special Charges. In December 2000, the Company developed a plan to strategically realign the business and direct the Company's resources primarily towards growth in Hanover Brands while at the same time reducing costs in all areas of the business and eliminating investment activities that had not generated sufficient revenues to produce profitable returns. As a result of actions needed to execute this plan, the Company recorded a special charge of $19.1 million in fiscal 2000 to cover costs related to severance, facility exit costs and fixed asset write-offs. In fiscal year 2001, the Company took additional actions towards implementing the strategic business realignment program that included:

     - The sale of the Kindig Lane Property;

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

     General and Administrative Expenses. General and Administrative expenses decreased by $28.2 million in 2001 which accounted for a significant portion of the Company's reduction in its net loss for the year. As a percentage of net revenues, general and administrative expenses dropped to 10.7% in 2001 from a high of 14.1% experienced in 2000. The reduction in costs is primarily attributable to the elimination of a significant number of FTE positions across all departments which began late in 2000 as part of the Company's strategic business realignment program and continued throughout the year 2001. Although the reductions in general and administrative costs occurred throughout all overhead areas, the largest reduction in the amount of approximately $8.6 million can be attributed to the decision to eliminate the erizon investment activities and the related overhead established to support them.

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

     Loss from Operations. The Company's loss from operations decreased by $46.6 million to $24.0 million for the year ended December 29, 2001 from a loss of $70.6 million for the year ended December 30, 2000.

     Gain on Sale of the Improvements Business and the Kindig Lane
Property. The combined gain on sales of the Improvements business and the Kindig Lane Property represented 4.7% of net revenues for the year ended December 29, 2001 and accounted for $24.8 million of the reduction in the Company's net loss for the year. The Company recognized a $23.2 million net gain on the sale of the Improvements business in the second quarter of 2001, which represents the excess of the net proceeds from the sale over the net assets acquired by HSN, the goodwill associated with the Improvements business and expenses related to the transaction. The Company realized a net gain on the sale of the Kindig Lane Property of approximately $1.5 million, which included the sale price net of selling expenses in excess of the net book value of assets sold.

     Interest Expense, Net. Interest expense, net decreased $3.6 million to $6.5 million which is attributable to lower average borrowings over the last nine months of 2001 coupled with a reduction in interest rates.

     Income Taxes. The income tax provision for the year ended December 29, 2001 was consistent with the provision in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities. For the year ended December 28, 2002, net cash provided by operating activities was $4.7 million. Decreases, primarily in accounts receivable, prepaid catalog costs, and inventory, contributed to positive cash flow from operating activities. This positive cash flow was partially offset by funds being used to reduce accounts payable and other long-term liabilities. Net losses, when adjusted for depreciation, amortization and other non-cash items, resulted in an additional $2.7 million of operating cash provided for the period.

     Net cash provided by investing activities. For the year ended December 28, 2002, net cash provided by investing activities was $0.1 million. This was primarily due to $0.6 million of proceeds received relating to the deferred gain associated with the sale of the Improvements business and $0.2 million of proceeds received from disposals of property and equipment resulting from the termination of the sublease at the Company's warehouse and telemarketing facility located in Maumelle, Arkansas. These proceeds were offset by $0.7 million of capital expenditures, consisting primarily of upgrades in equipment located at the Roanoke, Virginia distribution center and various computer software applications.

     Net cash used in financing activities. For the year ended December 28, 2002, net cash used in financing activities was $5.1 million. Payments to reduce both Congress Tranche A and Tranche B Term Loan facilities were $3.3 million and payments of the Congress Revolving Loan facility were $4.7 million. In addition, the Company paid $0.7 million in fees to amend the Congress Credit Facility (see
Note 6 to the Company's Consolidated Financial Statements) and $0.1 million in capital lease payments. These payments were partially offset by additional borrowings of $3.5 million made under the amended Congress Tranche B Term Loan facility.

     Congress Credit Facility. On March 24, 2000, the Company amended its credit facility with Congress to provide the Company with a maximum credit line, subject to certain limitations, of up to $82.5 million. The Congress Credit Facility, as amended, expires on January 31, 2004 and comprises a revolving loan facility, a $17.5 million Tranche A Term Loan and a $8.4 million Tranche B Term Loan. Total cumulative borrowings under the Congress Credit Facility, however, are subject to limitations based upon specified percentages of eligible receivables and eligible inventory, and the Company is required to maintain $3.0 million of excess credit availability at all times. The Congress Credit Facility, as amended, is secured by all the assets of the Company and places restrictions on the incurrence of additional indebtedness and on the payment of common stock dividends.

     Under the Congress Credit Facility, the Company is required to maintain minimum net worth, working capital, and EBITDA as defined throughout the terms of the agreement. In March 2002, the Company amended the Congress Credit Facility to amend the definition of Consolidated Net Worth such that, effective July 1, 2002, to the extent that any goodwill or intangible assets of the Company and its subsidiaries were deemed to be impaired under the provisions of SFAS 142, such write-off of assets would not be considered a reduction of total assets for the purposes of computing consolidated net worth. The Company obtained the services of an independent appraisal firm during the second quarter ended June 29, 2002 to evaluate whether there had been any goodwill transition impairment. The results of the appraisal indicated no goodwill transition impairment based upon the requirements set forth in SFAS 142. The covenants relating to consolidated net working capital, consolidated net worth and EBITDA and certain non-cash charges were also amended. The amendment required the payment of a fee of $100,000 by the Company.

     On August 16, 2002, the Company amended the Congress Credit Facility to (i) extend the term of the Tranche B Term Loan to January 31, 2004, (ii) increase by $3,500,000 the borrowing reflected by the Tranche B Term Note to $8,410,714, and
(iii) make certain related technical amendments to the Congress Credit Facility. The amendment required the payment of fees in the amount of $410,000 by the Company.

     In December 2002, the Company amended the Congress Credit Facility to change the definition of "Consolidated Net Income," "Consolidated Net Worth" and "Consolidated Working Capital" to make certain adjustments thereto, depending on the results of the Kaul litigation, to permit the payment to Richemont of certain United States withholding taxes payable to Richemont in connection with the Series B Preferred Stock, and to change certain borrowing sublimits. The consolidated working capital, consolidated net worth and EBITDA covenants were also established through the end of the term of the facility, and certain technical amendments relating to the reorganization of certain of the Company's subsidiaries were made. The amendment required the payment of fees in the amount of $110,000.

     In February 2003, the Company amended the Congress Credit Facility to amend the existing change in control Event of Default. The existing change in control Event of Default under the Congress Credit Facility is based upon NAR Group Limited, a former shareholder of the Company, ceasing to be the direct or indirect beneficial owner of a sufficient number of issued and outstanding shares of capital stock of the Company on a fully diluted basis to elect a majority of the members of the Company's Board of Directors. This was replaced during February 2003 with a new change in control Event of Default, which is patterned on the Change In Control concepts in the Company's various Key Executive Compensation Continuation Plans. The new Event of Default would be triggered by certain transfers of assets, certain liquidations or dissolutions, the acquisition by a person or group (other than a Permitted Holder, as defined) of a majority of the total outstanding voting stock of the Company, and certain changes in the composition of the Company's Board of Directors.

     As of December 28, 2002, the Company had $25.1 million of cumulative borrowings outstanding under the Congress Credit Facility, comprising $8.8 million under the Revolving Loan Facility, bearing an interest rate of 4.75%, $8.5 million under the Tranche A Term Loan, bearing an interest rate of 5.0%, and $7.8 million under the Tranche B Term Loan, bearing an interest rate of 13.0%. Of the aggregate borrowings, $3.8 million is classified as short-term with $21.3 million classified as long-term on the Company's Consolidated Balance Sheet. As of December 29, 2001, the Company had $29.6 million of borrowings outstanding under the Congress Credit Facility comprising $13.5 million under the revolving loan facility, bearing an interest rate of 5.25%, and $10.5 million, bearing an interest rate of 5.50%, and $5.6 million, bearing an interest rate of 13.00%, of Tranche A Term Loans and Tranche B Term Loans, respectively.

     Achievement of the Company's strategic business realignment program is critical to the maintenance of adequate liquidity, as is compliance with the terms and provisions of the Congress Credit Facility and the Company's ability to operate effectively during the 2003 fiscal year. In the event of a softer than expected economic climate, management has available several courses of action to maintain liquidity and help maintain compliance with financial covenants, including selective reductions in catalog circulation, additional expense reductions and sales of non-core assets.

     Series B Cumulative Participating Preferred Stock. During autumn 2002, Company management conducted a strategic review of the Company's business and operations. As part of such review, Company management considered the Company's obligations under the Richemont Agreement and the Company's prospects and options for redemption of the Series B Preferred Shares issued to Richemont pursuant thereto in accordance with the Richemont Agreement terms. The review took into account the results of the Company's strategic business realignment program in 2001 and 2002, the relative strengths and weaknesses of the Company's competitive position and the economic and business climate, including the depressed business environment for mergers and acquisitions.

     As a result of this review, Company management and the Company's Board of Directors have concluded that it is unlikely that the Company will be able to accumulate sufficient capital, surplus, or other assets under Delaware corporate law or to obtain sufficient debt financing to either:

          1. Redeem at least 811,056 shares of the Series B Preferred Stock by August 31, 2003, as allowed for by the Richemont Agreement, thereby resulting in the occurrence of a "Voting Trigger" which will allow Richemont to have the option of electing two members to the Company's Board of Directors; or

          2. Redeem all of the shares of Series B Preferred Stock by August 31, 2005, as required by the Richemont Agreement, thereby obligating the Company to take all measures permitted under the Delaware General Corporation Law to increase the amount of its capital and surplus legally available to redeem the Series B Preferred Shares, without a material improvement in either the business environment for mergers and acquisitions or other factors, unforeseeable at the time.

     Management believes that the Company has sufficient liquidity and availability under its credit agreement to fund its planned operations through at least January 31, 2004. Management will be required to successfully renegotiate the renewal of the Congress Credit Facility or successfully replace the facility with another institution. The unlikelihood that the Company will be able to redeem the Series B Preferred Shares is not expected to limit the ability of the Company to use current and future net earnings or cash flow to satisfy its obligations to creditors and vendors. In addition, the redemption price of the Series B Preferred Stock does not accrete after August 31, 2005.

     Sale of the Improvements Business. On June 29, 2001, the Company sold certain assets and liabilities of its Improvements business to HSN, a division of USA Networks, Inc.'s Interactive Group, for approximately $33.0 million. In conjunction with the sale, the Company's Keystone Internet Services, Inc. subsidiary (now Keystone Internet Services, LLC) agreed to provide telemarketing and fulfillment services for the Improvements business under a services agreement with the buyer for a period of three years.

     The asset purchase agreement between the Company and HSN provides that if Keystone Internet Services, Inc. fails to perform its obligations during the first two years of the services contract, the purchaser can receive a reduction in the original purchase price of up to $2.0 million. An escrow fund of $3.0 million, which was withheld from the original proceeds of the sale, has been established for a period of two years under the terms of an escrow agreement between LWI Holdings, Inc., HSN and The Chase Manhattan Bank as a result of these contingencies. The balance in the escrow fund at December 29, 2001 was $2.6 million. As of December 28, 2002, the balance in the escrow fund was $2.0 million, and there were no claims against the escrow.

     The Company recognized a net gain on the sale of approximately $23.2 million in fiscal year 2001, which represents the excess of the net proceeds from the sale over the net assets assumed by HSN, the goodwill associated with the Improvements business and expenses related to the transaction. During fiscal year 2002, the Company recognized approximately $0.6 million of the deferred gain consistent with the terms of the escrow agreement. Proceeds of approximately $0.3 million relating to the deferred gain were received on each of July 2, 2002 and December 30, 2002. The recognition of an additional gain of up to approximately $2.0 million has been deferred until the contingencies described above expire, which will occur no later than the middle of the 2003 fiscal year.

     American Stock Exchange Notification. By letter dated May 2, 2001, the American Stock Exchange notified the Company that it was below certain of the Exchange's continued listing guidelines set forth in the Exchange's Company Guide. The Exchange instituted a review of the Company's eligibility for continuing listing of the Company's common stock on the Exchange. On January 17, 2002, the Company received a letter dated January 9, 2002 from the Exchange confirming that the American Stock Exchange determined to continue the Company's listing on the Exchange pending quarterly reviews of the Company's compliance with the steps of its strategic business realignment program. This determination was made subject to the Company's favorable progress in satisfying the Exchange's guidelines for continued listing and to the Exchange's periodic review of the Company's Securities and Exchange Commission and other filings.

     On November 11, 2002, the Company received a letter dated November 8, 2002 from the Exchange updating its position regarding the Company's compliance with certain of the Exchange's continued listing standards as set forth in Part 10 of the Exchange's Company Guide. Although the Company had been making favorable progress in satisfying the Exchange's guidelines for continued listing based on its compliance with the steps of its strategic business realignment program shared with the Exchange in 2001 and updated in 2002, the Exchange informed the Company that it had now become strictly subject to the procedures and requirements of Part 10 of the Company Guide. Specifically, the Company must not fall below the requirements of: (i) Section 1003(a)(i) with shareholders' equity of less than $2,000,000 and losses from continuing operations and/or net losses in two out of its three most recent fiscal years; (ii) Section 1003(a)(ii) with shareholders' equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of its four most recent fiscal years; and (iii) Section 1003(a)(iii) with shareholders' equity of less than $6,000,000 and losses from continuing operations and/or net losses in its five most recent fiscal years. The Exchange requested that the Company submit a plan to the Exchange by December 11, 2002, advising the Exchange of action it has taken, or will take, that would bring it into compliance with the continued listing standards by December 28, 2003. The Company submitted a plan to the Exchange on December 11, 2002 in an effort to maintain the listing of the Company's common stock on the Exchange.

     On January 28, 2003, the Company received a letter from the Exchange confirming that, as of the date of the letter, the Company had evidenced compliance with the requirements necessary for continued listing on the Exchange. Such compliance resulted from a recent rule change by the Exchange approved by the Securities and Exchange Commission related to continued listing on the basis of compliance with total market capitalization or total assets and revenues standards as alternatives to shareholders' equity standards such as the requirement for each listed company to maintain $15 million in public float. The letter is subject to changes in the American Stock Exchange Rules that might supersede the letter or require the Exchange to re-evaluate its position.

     General. At December 28, 2002, the Company had $0.8 million in cash and cash equivalents, compared with $1.1 million at December 29, 2001. Working capital and current ratios at December 28, 2002 were $9.4 million and 1.12 to 1 versus $20.9 million and 1.26 to 1 at December 29, 2001. Total cumulative borrowings, including financing under capital lease obligations, as of December 28, 2002, aggregated $25.1 million, $21.3 million of which is classified as long-term. Remaining availability under the Congress Revolving Loan Facility as of December 28, 2002 was $18.2 million. There were nominal capital commitments (less than $0.1 million) at December 28, 2002.

     On March 22, 2002, the Postal Rate Commission approved a settlement that allowed postal rates to increase an average of 7.7% on June 30, 2002. The Company had anticipated this action in its 2002 planning process and has been accommodating the increased cost as part of its normal business operations. The Company has implemented cost conservation measures, such as reduced paper weights and trim size changes, as a way of mitigating such cost increases.

     Management believes that the Company has sufficient liquidity and availability under its credit agreement to fund its planned operations through at least January 31, 2004. Management will be required to successfully renegotiate the renewal of the Congress Credit Facility or successfully replace the facility with another institution on or prior to that date. Achievement of the cost saving and other objectives of the Company's strategic business realignment program is critical to the maintenance of adequate liquidity as is compliance with the terms and provisions of the Congress Credit Facility as mentioned in Note 6, Long-Term Debt, to the Consolidated Financial Statements.

USE OF ESTIMATES AND OTHER CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Significant accounting policies employed by the Company, including the use of estimates, are presented in the Notes to Consolidated Financial Statements.

     On April 30, 2002, the Securities and Exchange Commission issued a proposed rule to improve the financial statement disclosure of accounting estimates and critical accounting policies used by companies in the presentation of their financial condition, changes in financial condition or results of operations. Critical accounting policies are those that are most important to the portrayal of the Company's financial condition and results of operations, and require management's most difficult, subjective or complex judgments, as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's most critical accounting policies, discussed below, pertain to revenue recognition, inventory valuation, catalog costs, reserves related to the Company's strategic business realignment program and the Company's deferred tax asset. Actual results could differ from estimates used in employing the critical accounting policies, although the Company does not believe that any differences would materially affect its financial condition or results of operations.

     Revenue Recognition -- The Company's revenue recognition policy includes the use of estimates of the future amount of returns to be received on the current period's sales. These estimates of future returns are determined using historical measures including the amount of time between the shipment of a product and its return (return lag -- rounded up to the nearest whole week), the overall rate of return, and the average product margin associated with the returned products. Returns estimates are calculated for each catalog brand and are used to determine each individual brand's returns reserve. The Company's total returns reserve at the end of the fiscal years 2002, 2001 and 2000 was $1.9 million, $2.8 million and $3.4 million, respectively. Net Revenues and Cost of Sales and Operating Expenses on the Company's Consolidated Statements of Income (Loss), as well as Accrued Liabilities on the Consolidated Balance Sheets, are impacted by the returns reserve calculations.

     Inventory Valuation -- The Company's inventory valuation policy includes the use of estimates regarding the future amount of inventory that will be liquidated at a price less than the cost of the merchandise (obsolescence reserve), and the amount of freight-in expense associated with the inventory on-hand (capitalized freight). These amounts are included in total inventory recorded on the Company's Consolidated Balance Sheets. The Company's obsolescence reserve is determined using the estimated amount of overstock inventory that will need to be sold below cost and an estimate of the method of liquidating this merchandise

(each method generates a different level of cost recovery). The estimated amount of overstock inventory is determined using current and historical sales trends for each category of inventory as well as the content of future catalog offers that will be produced by the Company. An estimate of the percentage of freight-in expense associated with each dollar of inventory on-hand is used in calculating the amount of freight expense to include in the Company's inventory value. Different percentage estimates are developed for inventory purchased from foreign and domestic sources. The estimates used to determine the Company's inventory valuation affect the balance of Inventory on the Company's Consolidated Balance Sheets and Cost of Sales and Operating Expenses on the Company's Consolidated Statements of Income (Loss).

     Catalog Costs -- An estimate of the future sales dollars to be generated from each individual catalog drop is used in the Company's catalog costs policy. The estimate of future sales is calculated for each catalog drop using historical trends for similar catalog drops mailed in prior periods as well as the overall current sales trend for the catalog brand. This estimate is compared with the actual sales generated-to-date for the catalog drop to determine the percentage of total catalog costs to be classified as prepaid on the Company's Balance Sheet. Prepaid Catalog Costs on the Consolidated Balance Sheets and Selling Expenses on the Consolidated Statements of Income (Loss) are affected by these estimates.

     Reserves related to the Company's strategic business realignment program and other Accrued Liabilities -- The reserves established by the Company related to its strategic business realignment program include estimates primarily associated with the potential subleasing of leased properties which have been vacated by the Company. The properties which have available space for subleasing as of December 28, 2002 include the corporate headquarters and administrative offices located in Weehawken, New Jersey and Edgewater, New Jersey; the retail and office facility which includes the Gump's retail store in San Francisco, California; the telemarketing and administrative facility located in San Diego, California; and the retail store facility in Los Angeles, California. The overall reserves for leased properties that have been vacated by the Company are developed using estimates that include the potential ability to sublet leased but unoccupied properties, the length of time needed to obtain suitable tenants and the amount of rent to be received for the sublet. Real estate broker representations regarding current and future market conditions are sometimes used in estimating these items. Current Accrued Liabilities and Other Non-Current Liabilities on the Company's Consolidated Balance Sheets and Special Charges on the Company's Consolidated Statements of Income (Loss) are impacted by these estimates.

     The most significant estimates involved in evaluating the Company's Accrued Liabilities are used in the determination of the Rakesh Kaul litigation accrual. In calculating this accrual, the Company has used estimates including the likelihood that this case will reach the trial stage, the legal expenses associated with continuing this legal action, the ultimate outcome of the case, and the amounts to be awarded if the outcome is not in the Company's favor. These estimates have been developed and approved by the Company's Senior Management. Accrued Liabilities on the Consolidated Balance Sheets and General and Administrative Expenses on the Consolidated Statements of Income (Loss) are affected by these estimates.

     Reserves related to employee health and welfare claims -- The Company maintains a self-insurance program related to losses and liabilities associated with employee health and welfare claims. Stop-loss coverage is held on both an aggregate and individual claim basis; thereby, limiting the amount of losses the Company will experience. Losses are accrued based upon estimates of the aggregate liability for claims incurred using the Company's experience patterns. General and Administrative Expenses on the Consolidated Statement of Income
(Loss) and Accrued liabilities on the Consolidated Balance Sheet are affected by these estimates.

     Deferred Tax Asset -- In determining the Company's net deferred tax asset, projections concerning the future utilization of the Company's net operating loss carryforwards are employed. These projections involve evaluations of the Company's future operating plans and ability to generate taxable income, as well as future economic conditions and the Company's future competitive environment. For the year ended December 28, 2002, the carrying value of the deferred tax asset was adjusted based on a reassessment of the Company's ability to utilize certain net operating losses prior to their expiration. The change in the Company's projections and the effect on the Company's 2002 fiscal year-end financial statements is presented in the Notes to

Consolidated Financial Statements (Note 13). The Deferred Tax Asset and Deferred Tax Liability on the Company's Consolidated Balance Sheets and the Provision for Deferred Federal Income Taxes on the Company's Consolidated Statements of Income
(Loss) are impacted by these projections.

NEW ACCOUNTING PRONOUNCEMENTS

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure -- An Amendment of SFAS No. 123" ("FAS 148"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. Since 1996, the Company has accounted for its stock-based compensation to employees using the fair value-based methodology under SFAS No. 123, thus there has been no effect on the Company's results of operations or financial position. In addition, FAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has concluded they are in compliance with these required prominent disclosures.

     In January 2003, the Securities and Exchange Commission issued a new disclosure regulation, "Conditions for Use of Non-GAAP Financial Measures" ("Regulation G"), which is effective for all public disclosures and filings made after March 28, 2003. Regulation G requires public companies that disclose or release information containing financial measures that are not in accordance with generally accepted accounting principles ("GAAP") to include in the disclosure or release a presentation of the most directly comparable GAAP financial measure and a reconciliation of the disclosed non-GAAP financial measure to the most directly comparable GAAP financial measure. The Company will be adopting Regulation G in fiscal 2003 and is currently evaluating the impact of this adoption on its financial disclosures.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company has entered into no "off-balance sheet arrangements" within the meaning of the Securities Exchange Act of 1934, as amended, and the rules thereunder other than operating leases, which are in the normal course of business.

FORWARD-LOOKING STATEMENTS

     The following statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:

     "Management believes that the Company has sufficient liquidity and availability under its credit agreement to fund its planned operations through at least January 31, 2004."

     "The unlikelihood that the Company will be able to redeem the Series B Preferred Shares is not expected to limit the ability of the Company to use current and future net earnings or cash flow to satisfy its obligations to creditors and vendors."

CAUTIONARY STATEMENTS

     The following material identifies important factors that could cause actual results to differ materially from those expressed in the forward-looking statements identified above and in any other forward-looking statements contained elsewhere herein:

     - The recent general deterioration in economic conditions in the United States leading to reduced consumer confidence, reduced disposable income and increased competitive activity and the business failure of companies in the retail, catalog and direct marketing industries. Such economic conditions leading to a reduction in consumer spending generally and in-home fashions specifically, and leading to a reduction in consumer spending specifically with reference to other types of merchandise the Company offers in its catalogs or over the Internet, or which are offered by the Company's third party fulfillment clients.

     - Customer response to the Company's merchandise offerings and circulation changes; effects of shifting patterns of e-commerce versus catalog purchases; costs associated with printing and mailing catalogs and fulfilling orders; effects of potential slowdowns or other disruptions in postal service; dependence on customers' seasonal buying patterns; and fluctuations in foreign currency exchange rates. The ability of the Company to reduce unprofitable circulation and to effectively manage its customer lists.

     - The ability of the Company to achieve projected levels of sales and the ability of the Company to reduce costs commensurately with sales projections. Increases in postage, printing and paper prices and/or the inability of the Company to reduce expenses generally as required for profitability and/or increase prices of the Company's merchandise to offset expense increases.

     - The failure of the Internet generally to achieve the projections for it with respect to growth of e-commerce or otherwise, and the failure of the Company to increase Internet sales. The success of the Amazon.com venture. The imposition of regulatory, tax or other requirements with respect to Internet sales. Actual or perceived technological difficulties or security issues with respect to conducting e-commerce over the Internet generally or through the Company's Web sites or those of its third party fulfillment clients specifically.

     - The ability of the Company to attract and retain management and employees generally and specifically with the requisite experience in e-commerce, Internet and direct marketing businesses. The ability of employees of the Company who have been promoted as a result of the Company's strategic business realignment program to perform the responsibilities of their new positions.

     - The recent general deterioration in economic conditions in the United States leading to key vendors and suppliers reducing or withdrawing trade credit to companies in the retail, catalog and direct marketing industries. The risk that key vendors or suppliers may reduce or withdraw trade credit to the Company, convert the Company to a cash basis or otherwise change credit terms, or require the Company to provide letters of credit or cash deposits to support its purchase of inventory, increasing the Company's cost of capital and impacting the Company's ability to obtain merchandise in a timely manner. The ability of the Company to find alternative vendors and suppliers on competitive terms if vendors or suppliers who exist cease doing business with the Company.

     - The inability of the Company to timely obtain and distribute merchandise, leading to an increase in backorders and cancellations.

     - Defaults under the Congress Credit Facility, or inadequacy of available borrowings thereunder, reducing or impairing the Company's ability to obtain letters of credit or other credit to support its purchase of inventory and support normal operations, impacting the Company's ability to obtain, market and sell merchandise in a timely manner.

     - Continued compliance by the Company with and the enforcement by Congress of financial and other covenants and limitations contained in the Congress Credit Facility, including net worth, net working capital, capital expenditure and EBITDA covenants, and limitations based upon specified percentages of eligible receivables and eligible inventory, and the requirement that the Company maintain

       $3.0 million of excess credit availability at all times, affecting the ability of the Company to continue to make borrowings under the Congress Credit Facility.

     - Continuation of the Company's history of operating losses, and the incidence of costs associated with the Company's strategic business realignment program, resulting in the Company failing to comply with certain financial and other covenants contained in the Congress Credit Facility, including net worth, net working capital, capital expenditure and EBITDA covenants and the ability of the Company to obtain waivers from Congress in the event that future internal and/or external events result in performance which results in noncompliance by the Company with the terms of the Congress Credit Facility requiring remediation.

     - The ability of the Company to complete the Company's strategic business realignment program, including the integration of the Domestications and The Company Store divisions and the integration of the Gump's(R) store and the Gump's By Mail(R) catalog divisions, within the time periods anticipated by the Company. The ability of the Company to realize the aggregate cost savings and other objectives anticipated in connection with the strategic business realignment program, or within the time periods anticipated therefor. The aggregate costs of effecting the strategic business realignment program may be greater than the amounts anticipated by the Company.

     - The ability of the Company to maintain advance rates under the Congress Credit Facility that are at least as favorable as those obtained in the past due to market conditions affecting the value of the inventory which is periodically re-appraised in order to re-set such advance rates.

     - Inability of the Company to timely replace its existing private label credit card agreement, and to transition its existing credit card customers to a new private label credit card issuer.

     - The ability of the Company to dispose of assets related to its third party fulfillment business, to the extent not transferred to other facilities.

     - The ability of the Company to extend the term of the Congress Credit Facility beyond January 31, 2004, its scheduled expiration date, or obtain other credit facilities on the expiration of the Congress Credit Facility on terms at least as favorable as those under the Congress Credit Facility.

     - The initiation by the Company of additional cost cutting and restructuring initiatives, the costs associated therewith, and the ability of the Company to timely realize any savings anticipated in connection therewith.

     - The ability of the Company to maintain insurance coverage required in order to operate its businesses and as required by the Congress Credit Facility. The ability of the Company to obtain certain types of insurance, including directors' and officers' liability insurance, or to accept reduced policy limits or coverage, or to incur substantially increased costs to obtain the same or similar coverage, due to recently enacted and proposed changes to laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules of the Securities and Exchange Commission thereunder.

     - The inability of the Company to access the capital markets due to market conditions generally, including a lowering of the market valuation of companies in the direct marketing and retail businesses, and the Company's business situation specifically.

     - The inability of the Company to sell non-core assets due to market conditions or otherwise.

     - The Company's dependence up to August 24, 2000 on Richemont and its affiliates for financial support and the fact that they are not under any obligation ever to provide any additional support in the future.

     - The ability of the Company to redeem the Series B Preferred Stock currently held by Richemont on a timely basis, or at all.

     - The ability of the Company to maintain the listing of its Common Stock on the American Stock Exchange.

     - The continued willingness of customers to place and receive mail orders in light of worries about bio-terrorism.

     - The ability of the Company to sublease, terminate or renegotiate the leases of its vacant facilities in Weehawken, New Jersey and other locations.

     - The ability of the Company to evaluate and implement the requirements of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission thereunder, as well as proposed changes to listing standards by the American Stock Exchange, in a cost effective manner.

     - The ability of the Company to achieve cross channel synergies, create successful affiliate programs, effect profitable brand extensions or establish popular loyalty and buyers' club programs.

     - Uncertainty in the U.S. economy and decreases in consumer confidence leading to a slowdown in economic growth and spending resulting from the invasion of Iraq, which may result in future acts of terror. Such activities, either domestically or internationally, may affect the economy and consumer confidence and spending within the United States and adversely affect the Company's business.

     - The inability of the Company to continue to source goods from foreign sources, particularly India and Pakistan, as a result of a war with Iraq or otherwise leading to increased costs of sales.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATES: The Company's exposure to market risk relates to interest rate fluctuations for borrowings under the Congress revolving credit facility and its term financing facility, which bear interest at variable rates. At December 28, 2002, outstanding principal balances under these facilities subject to variable rates of interest were approximately $17.3 million. If interest rates were to increase by one percent from current levels, the resulting increase in interest expense, based upon the amount outstanding at December 28, 2002, would be approximately $0.17 million on an annual basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Hanover Direct, Inc.:

     We have audited the accompanying consolidated balance sheet of Hanover Direct, Inc. as of December 28, 2002 and the related consolidated statements of income (loss), shareholders' deficiency, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule for the year ended December 28, 2002 as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The 2001 and 2000 financial statements and financial statement schedule of Hanover Direct, Inc. as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and financial statement schedule in their report dated March 16, 2002.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hanover Direct, Inc. as of December 28, 2002 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the year ended December 28, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, Hanover Direct, Inc. in 2002 adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

KPMG LLP

New York, New York
March 25, 2003

                          CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 28, 2002 AND DECEMBER 29, 2001

                                                              DECEMBER 28,   DECEMBER 29,
                                                                  2002           2001
                                                              ------------   ------------
                                                               (IN THOUSANDS OF DOLLARS,
                                                                 EXCEPT SHARE AMOUNTS)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $     785      $   1,121
  Accounts receivable, net of allowance for doubtful
    accounts of $1,560 in 2002 and $2,117 in 2001...........      16,945         19,456
  Inventories...............................................      53,131         59,223
  Prepaid catalog costs.....................................      13,459         14,620
  Deferred tax asset, net...................................          --          3,300
  Other current assets......................................       3,967          3,000
                                                               ---------      ---------
    Total Current Assets....................................      88,287        100,720
                                                               ---------      ---------
PROPERTY AND EQUIPMENT, AT COST:
  Land......................................................       4,395          4,509
  Buildings and building improvements.......................      18,205         18,205
  Leasehold improvements....................................       9,915         12,466
  Furniture, fixtures and equipment.........................      56,094         59,287
                                                               ---------      ---------
                                                                  88,609         94,467
  Accumulated depreciation and amortization.................     (59,376)       (60,235)
                                                               ---------      ---------
  Property and equipment, net...............................      29,233         34,232
                                                               ---------      ---------
  Goodwill, net.............................................       9,278          9,278
  Deferred tax asset, net...................................      12,400         11,700
  Other assets..............................................         902          1,731
                                                               ---------      ---------
    Total Assets............................................   $ 140,100      $ 157,661
                                                               =========      =========
                        LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
  Current portion of long-term debt and capital lease
    obligations.............................................   $   3,802      $   3,162
  Accounts payable..........................................      42,873         46,348
  Accrued liabilities.......................................      26,351         25,132
  Customer prepayments and credits..........................       4,722          5,143
  Deferred tax liability....................................       1,100             --
                                                               ---------      ---------
    Total Current Liabilities...............................      78,848         79,785
                                                               ---------      ---------
NON-CURRENT LIABILITIES:
  Long-term debt............................................      21,327         26,548
  Other.....................................................       6,387         10,233
                                                               ---------      ---------
    Total Non-current Liabilities...........................      27,714         36,781
                                                               ---------      ---------
    Total Liabilities.......................................     106,562        116,566
                                                               ---------      ---------
SERIES B REDEEMABLE PREFERRED STOCK, authorized, issued and
  outstanding, 1,622,111 shares at December 28, 2002 and
  December 29, 2001.........................................      92,379         76,823
                                                               ---------      ---------
SHAREHOLDERS' DEFICIENCY:
  Common Stock, $.66 2/3 par value, authorized 300,000,000
    shares; 140,436,729 shares issued and outstanding at
    December 28, 2002 and 140,336,729 shares issued and
    outstanding at December 29, 2001........................      93,625         93,558
Capital in excess of par value..............................     337,507        351,558
Accumulated deficiency......................................    (486,627)      (477,497)
                                                               ---------      ---------
                                                                 (55,495)       (32,381)
Less:
Treasury stock, at cost (2,120,929 shares at December 28,
  2002 and 2,100,929 shares at December 29, 2001)...........      (2,996)        (2,942)
Notes receivable from sale of Common Stock..................        (350)          (405)
                                                               ---------      ---------
    Total Shareholders' Deficiency..........................     (58,841)       (35,728)
                                                               ---------      ---------
    Total Liabilities and Shareholders' Deficiency..........   $ 140,100      $ 157,661
                                                               =========      =========

                See notes to Consolidated Financial Statements.

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
 FOR THE YEARS ENDED DECEMBER 28, 2002, DECEMBER 29, 2001 AND DECEMBER 30, 2000

                                                                2002        2001        2000
                                                              ---------   ---------   ---------
                                                              (IN THOUSANDS OF DOLLARS, EXCEPT
                                                                     PER SHARE AMOUNTS)
NET REVENUES................................................  $457,644    $532,165    $603,014
                                                              --------    --------    --------
OPERATING COSTS AND EXPENSES:
  Cost of sales and operating expenses......................   290,531     339,556     404,959
  Write-down of inventory of discontinued catalogs..........        --          --       2,048
  Special charges...........................................     4,398      11,277      19,126
  Selling expenses..........................................   105,239     141,140     153,462
  General and administrative expenses.......................    52,258      56,727      84,881
  Depreciation and amortization.............................     5,650       7,430       9,090
                                                              --------    --------    --------
                                                               458,076     556,130     673,566
                                                              --------    --------    --------
LOSS FROM OPERATIONS........................................      (432)    (23,965)    (70,552)
  Gain on sale of Improvements..............................      (570)    (23,240)         --
  Gain on sale of Kindig Lane Property......................        --      (1,529)         --
                                                              --------    --------    --------
INCOME (LOSS) BEFORE INTEREST AND INCOME TAXES..............       138         804     (70,552)
  Interest expense, net.....................................     5,477       6,529      10,083
                                                              --------    --------    --------
LOSS BEFORE INCOME TAXES....................................    (5,339)     (5,725)    (80,635)
  Provision for deferred federal income taxes...............     3,700          --          --
  Provision for state income taxes..........................        91         120         165
                                                              --------    --------    --------
NET LOSS AND COMPREHENSIVE LOSS.............................    (9,130)     (5,845)    (80,800)
  Preferred stock dividends.................................    15,556      10,745       4,015
                                                              --------    --------    --------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS..................  $(24,686)   $(16,590)   $(84,815)
                                                              ========    ========    ========
NET LOSS PER COMMON SHARE:
  Net loss per common share -- basic and diluted............  $   (.18)   $   (.08)   $   (.40)
                                                              ========    ========    ========
  Weighted average common shares outstanding -- basic and
     diluted (thousands)....................................   138,280     210,536     213,252
                                                              ========    ========    ========

                See notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED DECEMBER 28, 2002, DECEMBER 29, 2001 AND DECEMBER 30, 2000

                                                               2002        2001        2000
                                                              -------    --------    --------
                                                                 (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(9,130)   $ (5,845)   $(80,800)
  Adjustments to reconcile net loss to net cash provided
    (used) by operating activities:
    Depreciation and amortization, including deferred
      fees..................................................    7,203       8,112      11,271
    Provision for doubtful accounts.........................      304          91       4,947
    Special charges.........................................       18       3,254      19,126
    Deferred tax asset......................................    3,700
    Write-down of inventory of discontinued catalogs........       --          --       2,048
    Gain on the sale of Improvements........................     (570)    (23,240)         --
    Gain on the sale of Kindig Lane Property................       --      (1,529)         --
    Gain on the sale of property and equipment..............     (167)         --          --
    Compensation expense related to stock options...........    1,332       1,841       5,175
  Changes in assets and liabilities
    Accounts receivable.....................................    2,207       7,398      (3,363)
    Inventories.............................................    6,092       7,077     (16,844)
    Prepaid catalog costs...................................    1,161       4,456      (2,779)
    Accounts payable........................................   (3,475)    (12,818)      4,309
    Accrued liabilities.....................................    1,219     (11,117)      2,119
    Customer prepayments and credits........................     (421)       (300)      1,180
    Other, net..............................................   (4,814)      1,400       1,803
                                                              -------    --------    --------
  Net cash provided (used) by operating activities..........    4,659     (21,220)    (51,808)
                                                              -------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of property and equipment..................     (639)     (1,627)    (14,581)
    Proceeds from sale of Improvements......................      570      30,036          --
    Proceeds from sale of Kindig Lane Property..............       --       4,671          --
    Proceeds from disposal of property and equipment........      169          --          --
    Proceeds from sale Blue Ridge Associates................       --          --         988
                                                              -------    --------    --------
  Net cash provided (used) by investing activities..........      100      33,080     (13,593)
                                                              -------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (payments) borrowings under Congress revolving loan
      facility..............................................   (4,704)     (2,189)     12,810
    Borrowings under Congress Tranche A term loan
      facility..............................................       --          --       5,200
    Borrowings under Congress Tranche B term loan
      facility..............................................    3,500          --       7,500
    Payments under Congress Tranche A term loan facility....   (1,991)     (5,208)     (2,074)
    Payments under Congress Tranche B term loan facility....   (1,314)     (1,069)       (806)
    Payments of 7.5% convertible debentures.................       --        (751)         --
    Payments of long-term debt and capital lease
      obligations...........................................     (104)        (90)    (24,130)
    Net proceeds from issuance of preferred stock...........       --          --      67,700
    Payment of debt issuance costs..........................     (722)     (3,095)     (2,770)
    Payment of preferred stock dividends....................       --          --        (920)
    Proceeds from issuance of common stock..................       25          --         847
    Series B Preferred Stock transaction cost adjustment....      215          --          --
    Other, net..............................................       --         (28)        886
                                                              -------    --------    --------
  Net cash (used) provided by financing activities..........   (5,095)    (12,430)     64,243
                                                              -------    --------    --------
  Net decrease in cash and cash equivalents.................     (336)       (570)     (1,158)
  Cash and cash equivalents at the beginning of the year....    1,121       1,691       2,849
                                                              -------    --------    --------
  Cash and cash equivalents at the end of the year..........  $   785    $  1,121    $  1,691
                                                              =======    ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest................................................  $ 3,405    $  5,286    $  7,723
    Income taxes............................................  $   193    $    150    $    414
  Non-cash investing and financing activities:
    Series B Preferred Stock redemption price increase......  $15,556    $     --    $     --
    Redemption of Series B Preferred Stock..................  $    --    $     --    $  6,350
    Stock dividend and accretion Series A Cumulative
      Participating Preferred Stock.........................  $    --    $ 10,745    $  3,927
    Redemption of Series A Cumulative Participating
      Preferred Stock and Accrued Stock Dividends...........  $    --    $ 82,390    $     --
    Issuance of Series B Preferred Stock....................  $    --    $ 76,823    $     --
    Tandem share expirations................................  $    55    $    719    $    394
    Capital lease obligations...............................  $    32    $      9    $     --

                See notes to Consolidated Financial Statements.

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
 FOR THE YEARS ENDED DECEMBER 28, 2002, DECEMBER 29, 2001 AND DECEMBER 30, 2000

                                     PREFERRED STOCK
                                         SERIES B          COMMON STOCK
                                       CONVERTIBLE      $.66 2/3 PER VALUE     CAPITAL
                                     ----------------   ------------------   IN EXCESS OF    ACCUM.
                                     SHARES   AMOUNT    SHARES     AMOUNT     PAR VALUE     (DEFICIT)
                                     ------   -------   -------   --------   ------------   ---------
                                                   (IN THOUSANDS OF DOLLARS AND SHARES)
BALANCE AT DECEMBER 25, 1999.......    635    $ 6,318   211,520   $141,013     $301,088     $(390,763)
                                      ====    =======   =======   ========     ========     =========
Net loss applicable to common
  shareholders.....................                                                           (84,815)
Preferred stock accretion..........                32                              (152)          152
Preferred stock dividend...........                                              (3,775)        3,775
Stock options granted..............                                               5,175
Cash received for Tandem
  receivable.......................
Tandem note write-down.............
Issuance of Common Stock for
  employee stock plan..............                         713        476          371
Tandem share expirations...........
Conversion to Common Stock.........   (635)    (6,350)    2,192      1,462        4,888
                                      ----    -------   -------   --------     --------     ---------
BALANCE AT DECEMBER 30, 2000.......     --    $    --   214,425   $142,951     $307,595     $(471,651)
                                      ====    =======   =======   ========     ========     =========
Net loss applicable to common
  shareholders.....................                                                           (16,590)
Preferred stock accretion..........                                              (2,129)        2,129
Preferred stock dividend...........                                              (8,615)        8,615
Stock options granted..............                                               1,841
Issuance of Common Stock for
  employee stock plan..............                          10          7           (5)
Tandem share expirations...........
Retirement of Treasury Shares......
Preferred stock issuance costs.....                                              (2,095)
Conversion to Preferred Stock......                     (74,098)   (49,400)      54,966
                                      ----    -------   -------   --------     --------     ---------
BALANCE AT DECEMBER 29, 2001.......     --    $    --   140,337   $ 93,558     $351,558     $(477,497)
                                      ====    =======   =======   ========     ========     =========
Net loss applicable to common
  shareholders.....................                                                           (24,686)
Series B preferred stock
  liquidation preference accrual...                                             (15,556)       15,556
Stock options granted..............                                               1,332
Issuance of Common Stock for
  employee stock plan..............                         100         67          (42)
Tandem share expirations...........
Series B preferred stock issuance
  cost adjustment..................                                                 215
                                      ----    -------   -------   --------     --------     ---------
BALANCE AT DECEMBER 28, 2002.......     --    $    --   140,437   $ 93,625     $337,507     $(486,627)
                                      ====    =======   =======   ========     ========     =========

                                                          NOTES
                                                        RECEIVABLE
                                      TREASURY STOCK    FROM SALE
                                     ----------------   OF COMMON
                                     SHARES   AMOUNT      STOCK       TOTAL
                                     ------   -------   ----------   --------
                                       (IN THOUSANDS OF DOLLARS AND SHARES)
BALANCE AT DECEMBER 25, 1999.......    (652)  $(1,829)   $(1,962)    $ 53,865
                                     ======   =======    =======     ========
Net loss applicable to common
  shareholders.....................                                   (84,815)
Preferred stock accretion..........                                        32
Preferred stock dividend...........                                        --
Stock options granted..............                                     5,175
Cash received for Tandem
  receivable.......................                           10           10
Tandem note write-down.............                          434          434
Issuance of Common Stock for
  employee stock plan..............                                       847
Tandem share expirations...........     (77)     (394)       394           --
Conversion to Common Stock.........                                        --
                                     ------   -------    -------     --------
BALANCE AT DECEMBER 30, 2000.......    (729)  $(2,223)   $(1,124)    $(24,452)
                                     ======   =======    =======     ========
Net loss applicable to common
  shareholders.....................                                   (16,590)
Preferred stock accretion..........                                        --
Preferred stock dividend...........                                        --
Stock options granted..............                                     1,841
Issuance of Common Stock for
  employee stock plan..............                                         2
Tandem share expirations...........  (1,530)     (719)       719           --
Retirement of Treasury Shares......     158        --                      --
Preferred stock issuance costs.....                                    (2,095)
Conversion to Preferred Stock......                                     5,566
                                     ------   -------    -------     --------
BALANCE AT DECEMBER 29, 2001.......  (2,101)  $(2,942)   $  (405)    $(35,728)
                                     ======   =======    =======     ========
Net loss applicable to common
  shareholders.....................                                   (24,686)
Series B preferred stock
  liquidation preference accrual...                                        --
Stock options granted..............                                     1,332
Issuance of Common Stock for
  employee stock plan..............                                        25
Tandem share expirations...........     (20)      (54)        54           --
Series B preferred stock issuance
  cost adjustment..................                            1          216
                                     ------   -------    -------     --------
BALANCE AT DECEMBER 28, 2002.......  (2,121)  $(2,996)   $  (350)    $(58,841)
                                     ======   =======    =======     ========

                See notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     YEARS ENDED DECEMBER 28, 2002, DECEMBER 29, 2001 AND DECEMBER 30, 2000

1.  BACKGROUND OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations -- Hanover Direct, Inc., a Delaware corporation (the "Company"), is a specialty direct marketer, that markets a diverse portfolio of branded home fashions, men's and women's apparel, and gift products, through mail-order catalogs and connected Internet Web sites directly to the consumer ("direct commerce"). In addition, the Company continues to service existing third party clients with business-to-business (B-to-B) e-commerce transaction services. These services include a full range of order processing, customer care, customer information, and shipping and distribution services.

     The Company utilizes a fully integrated system and operations support platform initially developed to manage the Company's wide variety of catalog/Internet product offerings. This infrastructure is being utilized by the aforementioned B-to-B e-commerce transaction services on behalf of third party clients. Due to the strategic business realignment effective December 30, 2000 pursuant to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Note 10), the Company began to report results for the consolidated operations of Hanover Direct, Inc. as one segment commencing with the fiscal year 2001.

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

     Fiscal Year -- The Company operates on a 52 or 53-week fiscal year, ending on the last Saturday in December. The years ended December 28, 2002 and December 29, 2001 were reported as 52-week years. The year ended December 30, 2000 was a 53-week year. Had fiscal 2000 been a 52-week year, the total revenue would have decreased by $5.2 million, net income would have decreased by $0.2 million and net loss per common share would not have changed.

     Cash and Cash Equivalents -- Cash includes cash equivalents consisting of highly liquid investments with an original maturity of ninety days or less.

     Inventories -- Inventories consist principally of merchandise held for resale and are stated at the lower of cost or market. Cost, which is determined using the first-in, first-out (FIFO) method, includes the cost of the product as well as freight-in charges. The Company considers slow moving inventory to be surplus and calculates a loss on the impairment as the difference between an individual item's cost and the net proceeds anticipated to be received upon disposal. The Company utilizes various liquidation vehicles to dispose of aged catalog inventory including special sales catalogs, sales sections in other catalogs, sales sections on the Company's Internet Web sites, and liquidations through off-price merchants. Such inventory is written down to its net realizable value, if the expected proceeds of disposal are less than the cost of the merchandise.

     Prepaid Catalog Costs -- Prepaid catalog costs consist of direct response advertising costs related to catalog production and mailing. In accordance with SOP 93-7, "Reporting on Advertising Costs," these costs are deferred and amortized as selling expenses over the estimated period in which the sales related to such advertising are generated. Total catalog expense was $104.1 million, $139.2 million and $150.4 million for fiscal years 2002, 2001 and 2000, respectively.

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

     Goodwill, Net -- In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Prior to the adoption of SFAS 142, the excess of cost over the net assets of acquired businesses was amortized on a straight-line basis over periods of up to forty years.

     Goodwill relates to the International Male and the Gump's brands and the net balance at December 28, 2002 is $9.3 million. The Company adopted SFAS 142 effective January 1, 2002 and, as a result, the quarters ended March 30, 2002, June 29, 2002, and September 28, 2002 did not include an amortization charge for goodwill. The Company obtained the services of an independent appraisal firm during the second quarter ended June 29, 2002 to evaluate whether there was any goodwill impairment upon adoption of SFAS 142. The results of the appraisal indicated no goodwill transition impairment based upon the requirements set forth in SFAS 142.

     If the provisions under SFAS 142 had been implemented for the years ended December 29, 2001 and December 30, 2000 and the Company had not included an amortization charge for goodwill, the Company's net loss would have decreased as follows (in thousands of dollars, except per share amounts):

                                                          DECEMBER 29,   DECEMBER 30,
                                                              2001           2000
                                                          ------------   ------------
Net loss................................................    $(5,845)       $(80,800)
Exclusion of goodwill amortization per SFAS 142.........        430             521
                                                            -------        --------
Net loss under provisions of SFAS 142...................    $(5,415)       $(80,279)
                                                            =======        ========
Net loss per share under provisions of SFAS
142 -- basic and diluted................................    $  (.08)       $   (.40)
                                                            =======        ========

     Impairment of Long-lived Assets -- In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," the Company reviews long-lived assets, other than goodwill, for impairment whenever events indicate that the carrying amount of such assets may not be fully recoverable. The Company performs non-discounted cash flow analyses to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on fair value, which is generally based on discounted future cash flows. Impairment losses on assets to be disposed, if any, are based on the estimated proceeds to be received, less costs of disposal.

     Reserves related to the Company's strategic business realignment program -- Reserves have been established for leased properties vacated by the Company and currently subleased or available for sublease. For leases with remaining terms of greater than one year, the Company records charges on a discounted basis to reflect the present value of such costs to be incurred. Properties for which reserves have been recorded include portions of the corporate headquarters and administrative offices located in Weehawken, New Jersey and in Edgewater, New Jersey; the Gump's retail store located in San Francisco, California; the telemarketing and administration facility in San Diego, California; and the retail store facility located in Los Angeles, California.

     Reserves related to employee health and welfare claims -- The Company maintains a self-insurance program related to losses and liabilities associated with employee health and welfare claims. Stop-loss coverage is held on both an aggregate and individual claim basis; thereby, limiting the amount of losses the Company will experience. Losses are accrued based upon estimates of the aggregate liability for claims incurred using the Company's experience patterns. General and Administrative Expenses on the Consolidated Statement of Income
(Loss) and Accrued liabilities on the Consolidated Balance Sheet are affected by these estimates.

     Stock-Based Compensation -- The Company accounts for its stock-based compensation to employees using the fair value-based methodology under SFAS No. 123, "Accounting for Stock-Based Compensation."

     Income Taxes -- The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach for financial accounting and reporting of income taxes. The provision for income taxes is based on income after adjustment for those temporary and permanent items that are not considered in the determination of taxable income. The gross deferred tax asset is the total tax benefit available from net operating loss carryovers and reversals of temporary differences. A valuation allowance is calculated, based on the Company's projections of its future taxable income, to establish the amount of deferred tax asset that the Company is expected to utilize on a "more-likely-than-not" basis. The valuation of the Company's deferred tax asset was changed in 2002 based on a reassessment of the Company's ability to utilize certain net operating losses prior to their expiration.

     Net Loss Per Share -- Net loss per share is computed using the weighted average number of common shares outstanding in accordance with the provisions of SFAS No. 128, "Earnings Per Share." The weighted average number of shares used in the calculation for both basic and diluted net loss per share for fiscal years 2002, 2001 and 2000 was 138,280,196, 210,535,959 and 213,251,945 shares, respectively. Diluted earnings per share equals basic earnings per share as the dilutive calculation for preferred stock and stock options would have an anti-dilutive impact as a result of the net losses incurred during fiscal years 2002, 2001 and 2000. The number of potentially dilutive securities excluded from the calculation of diluted earnings per share were 2,541,843, 978,253, and 2,678,492 common share equivalents that represent options to purchase common stock in each of the three fiscal years 2002, 2001 and 2000, respectively.

     Revenue Recognition --

     -- Direct Commerce: The Company recognizes revenue, net of estimated returns, upon shipment of merchandise to customers. Postage and handling charges billed to customers are also recognized as revenue upon shipment of related merchandise. The Company accrues for expected future returns at the time of sale based upon a combination of historical and current trends.

     -- Membership Services: Customers may purchase memberships in a number of the Company's Buyers' Club programs for an annual fee. The Company defers revenue recognition for membership fees received in its Buyers' Club programs until the cancellation period ends. Thereafter, revenue is recognized on a monthly basis over the remaining membership period. The Company also receives commission revenue related to its solicitation of the MemberWorks membership programs and Magazine Direct magazine subscription programs. For the MemberWorks, the Company is guaranteed a revenue stream dependent upon the actual number of offers made. To the extent that the program performs better than a pre-designated level, the Company will receive a higher level of revenue than its guaranteed minimum. Revenue is recognized monthly based on the number of acceptances received using a formula that has been contractually agreed upon by the Company and MemberWorks. The commission revenue recognized by the Company for the Magazine Direct magazine program is on a per-solicitation basis according to the number of solicitations made, with additional revenue recognized if the customer accepts the solicitation. Collectively, the amount of revenues the Company recorded from these sources was $5.1 million or 1.1% of net revenues, $4.8 million or 0.9% of net revenues, and $0.9 million or 0.2% of net revenues for fiscal years 2002, 2001 and 2000, respectively. In the second quarter of 2003, the Company will cease the offer of the Magazine Direct magazine program for the time being. The Company is considering new opportunities to offer new and different goods and services to its customers on inbound order calls from time to time, with the Company receiving commission revenue related to its solicitations.

     -- B-to-B Services: Revenues from the Company's e-commerce transaction services are recognized as the related services are provided. Customers are charged on an activity unit basis, which applies a contractually specified rate according to the type of transaction service performed. Revenues recorded from the Company's

B-to-B services were $20.1 million or 4.4% of net revenues, $22.2 million or 4.2% of net revenues, and $29.8 million or 4.9% of net revenues for fiscal years 2002, 2001 and 2000, respectively.

     Fair Value of Financial Instruments -- The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and the current portion of long-term debt approximate fair value due to the short maturities of these instruments. Additionally, the current value of long-term debt also approximates fair value, as this debt bears interest at prevailing market rates.

NEW ACCOUNTING PRONOUNCEMENTS

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure -- An Amendment of SFAS No. 123" ("FAS 148"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. Since 1996, the Company has accounted for its stock-based compensation to employees using the fair value-based methodology under SFAS No. 123, thus there has been no effect on the Company's results of operations or financial position. In addition, FAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has concluded it is in compliance with these required prominent disclosures.

     In January 2003, the Securities and Exchange Commission issued a new disclosure regulation, "Conditions for Use of Non-GAAP Financial Measures" ("Regulation G") which is effective for all public disclosures and filings made after March 28, 2003. Regulation G requires public companies that disclose or release information containing financial measures that are not in accordance with generally accepted accounting principles ("GAAP") to include in the disclosure or release, a presentation of the most directly comparable GAAP financial measure and a reconciliation of the disclosed non-GAAP financial measure to the most directly comparable GAAP financial measure. The Company will be adopting Regulation G in fiscal 2003 and is currently evaluating the impact of this adoption on its financial disclosures.

2.  DIVESTITURES

     During 2001, the Company sold the following businesses and assets:

     Sale of the Improvements Business: On June 29, 2001, the Company sold certain assets and liabilities of its Improvements business to HSN, a division of USA Networks, Inc.'s Interactive Group, for approximately $33.0 million. In conjunction with the sale, the Company's Keystone Internet Services, Inc. subsidiary (now Keystone Internet Services, LLC) agreed to provide telemarketing and fulfillment services for the Improvements business under a services agreement with the buyer for a period of three years.

     The asset purchase agreement between the Company and HSN provides that if Keystone Internet Services, Inc. fails to perform its obligations during the first two years of the services contract, the purchaser can receive a reduction in the original purchase price of up to $2.0 million. An escrow fund of $3.0 million, which was withheld from the original proceeds of the sale, has been established for a period of two years under the terms of an escrow agreement between LWI Holdings, Inc., HSN and The Chase Manhattan Bank as a result of these contingencies. The balance in the escrow fund at December 29, 2001 was $2.6 million. As of

December 28, 2002, the balance in the escrow fund was $2.0 million, and there were no claims against the escrow.

     The Company recognized a net gain on the sale of approximately $23.2 million, net of a non-cash goodwill charge of $6.1 million, in the second quarter of 2001, which represents the excess of the net proceeds from the sale over the net assets acquired by HSN, the goodwill associated with the Improvements business and expenses related to the transaction. During fiscal 2002, the Company recognized approximately $0.6 million of the deferred gain consistent with the terms of the escrow agreement. Proceeds related to the deferred gain were received on July 2, 2002 and December 30, 2002 for $0.3 million and $0.3 million, respectively. The recognition of the additional gain of up to approximately $2.0 million has been deferred until the contingencies described above expire, which will occur no later than the middle of the 2003 fiscal year.

     Sale of Kindig Lane Property: On May 3, 2001, as part of the Company's strategic business realignment program, the Company sold its fulfillment warehouse in Hanover, Pennsylvania (the "Kindig Lane Property") and certain equipment located therein for $4.7 million to an unrelated third party. Substantially all of the net proceeds of the sale were paid to Congress, pursuant to the terms of the Congress Credit Facility, and applied to a partial repayment of the Tranche A Term Loan made to Hanover Direct Pennsylvania, Inc., an affiliate of the Company, and to a partial repayment of the indebtedness under the Congress Credit Facility. The Company realized a net gain on the sale of approximately $1.5 million, which included the sale price net of selling expenses in excess of the net book value of assets sold. The Company has continued to use the Kindig Lane Property under a lease agreement with the third party, and will lease a portion of the Kindig Lane Property until April 4, 2003. Effective March 1, 2003, the Company has transitioned a portion of the fulfillment operations from the leased Kindig Lane Property to its own facility in Roanoke, Virginia.

     During 1999, the Company sold the following businesses and assets. Transactions related to these sales impact the fiscal years 2002, 2001 and 2000, which are presented:

     The Shopper's Edge: In March 1999, the Company, through a newly formed subsidiary, established and promoted a discount buyers' club to consumers known as "The Shopper's Edge." In exchange for an up-front membership fee, the Shopper's Edge program enabled members to purchase a wide assortment of merchandise at discounts that were not available through traditional retail channels. Initially, prospective members participated in a 45-day trial period that, unless canceled, was automatically converted into a full membership term, which was one year in duration. Memberships were automatically renewed at the end of each term unless canceled by the member. Effective December 1999, the Company sold its interest in the Shopper's Edge subsidiary to an unrelated third party for a nominal fair value based upon an independent appraisal. The Company entered into a solicitation services agreement with the purchaser whereby the Company provided solicitation services for the program and received commissions for member acceptances based on a fixed fee per member basis, adjusted for cancellation rates on a prospective basis. For the fiscal years ended 2002, 2001 and 2000, the Company received approximately $0.4 million, $2.5 million and $5.0 million of fee revenue, respectively, for solicitation services provided.

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

3.  SPECIAL CHARGES

     In December 2000, the Company began a strategic business realignment program that resulted in the recording of special charges for severance, facility exit costs and fixed asset write-offs. Special charges recorded in fiscal years 2002, 2001 and 2000 relating to the strategic business realignment program were $4.4 million, $11.3 million and $19.1 million, respectively. The actions related to the strategic business realignment program were taken in an effort to direct the Company's resources primarily towards a loss reduction strategy and return to profitability.

     For fiscal year 2000, the $19.1 million of special charges consisted of severance ($5.0 million), facility exit costs ($5.9 million) and fixed asset write-offs ($8.2 million, of which $7.2 million is non-cash) related to the Company's previously announced strategic business realignment program which included (1) the elimination of approximately 285 full-time equivalent ("FTE") positions across all its business units; (2) the closure of the Company's Always in Style business; (3) the discontinuance by Hanover Brands of the under-performing Turiya, Kitchen & Home and Domestications Kitchen & Garden catalogs while incorporating some of the product offerings within continuing catalogs;
(4) the termination by Hanover Brands of its marketing agreement with Compagnie de la Chine; (5) the closure by Hanover Brands of certain retail outlets and a satellite facility in New Jersey; (6) the closure of its leased fulfillment and telemarketing facility in Maumelle, Arkansas; and (7) the immediate cessation of the operations of Desius LLC.

     Such actions were taken in an effort to direct the Company's resources primarily towards continued profitable growth in Hanover Brands while reducing costs in all areas of the business and eliminating investment activities that had not yet generated sufficient revenue to produce profitable returns. The Company intended to consolidate the Maumelle operations within its remaining facilities and to provide the bulk of its fulfillment services for third party clients of its Keystone Internet Services, Inc. ("Keystone") subsidiary within its existing operations. The consolidation of Keystone's activities in other facilities was intended to provide a better opportunity to focus resources, particularly customer service support, on clients to service their needs.

     For 2001, the $11.3 million of special charges were related to the strategic business realignment program that was initiated at the end of 2000 and consisted of severance ($4.2 million), facility exit costs ($3.8 million) and asset write-offs ($3.3 million, all of which is non-cash).

     In December 2001, the Company made a decision as part of the continuing implementation of the strategic business realignment program, to close its San Diego telemarketing center in the first quarter of 2002. Accordingly, severance costs include $0.3 million for associates of the telemarketing center whose jobs were eliminated as a result. In addition severance costs recorded for the year include $0.4 million for associates of the Kindig Lane Property whose jobs were eliminated as a result of the sale of the facility in May 2001. The remainder of the severance charges recorded in 2001, which amounted to $3.5 million, represents the elimination of 442 FTE positions across all divisions of the Company's business as part of the strategic business realignment program. In October 2001, the Company determined it was more cost effective to relocate certain of its operating and administrative functions from the first floor of its facility in Weehawken, New Jersey to a previously closed space in Edgewater, New Jersey and attempted to sublet the space vacated in Weehawken, New Jersey. This amendment of the original plan resulted in an additional charge of $0.8 million for facility exit costs and a charge of $0.6 million for the write-off of fixed assets related to the Weehawken location. In addition, special charges totaling $0.2 million were recorded, primarily related to loan forgiveness of certain of the severed associates.

     In addition, the exit of the Maumelle and Kindig Lane buildings, as well as the closing of the San Diego telemarketing center, resulted in special charges of $3.7 million in addition to the aforementioned severance costs. The charges related to the exit of the Maumelle facility included a $1.1 million addition to the estimated loss on the lease provision and a $1.9 million fixed asset write-down. The exit charges for the Kindig Lane Property building consisted of a $0.5 million write-off for the impairment in value of the fixed assets located in that facility. Finally, the costs associated with closing the San Diego telemarketing center included a write-down for the fixed assets of $0.1 million, and a lease provision for the facility of $0.1 million.

     The special charges recorded in 2001 also included $1.8 million to revise estimated losses provided for sublease arrangements in connection with a retail outlet store in San Diego that was previously closed and office facilities located in San Francisco, California. The Company reduced its estimated loss on the San Diego store lease by $0.4 million reflecting the locating of a subtenant quicker than originally expected. This was more than offset by the charge required for anticipated losses on sublease arrangements for the San Francisco office space resulting from declining market values in that area of the country.

     In May 2002, the Company entered into an agreement with the landlord and the sublandlord to terminate its sublease of the Company's closed 497,200 square foot warehouse and telemarketing facility located in Maumelle, Arkansas. The agreement provided for the payment by the Company to the sublandlord of $1.6 million plus taxes through April 30, 2002 in the amount of $0.2 million. The Company made all of the payments in four weekly installments between May 2, 2002 and May 24, 2002. Upon the satisfaction by the Company of all of its obligations under the agreement, the sublease terminated and the Company was released from all further obligations under the sublease. The Company's previously established reserves for Maumelle, Arkansas were adequate based upon the terms of the final settlement agreement.

     In the first quarter of 2002, special charges relating to the strategic business realignment program were recorded in the amount of $0.2 million. These charges consisted primarily of severance costs related to the elimination of an additional 10 FTE positions and costs associated with the Company's decision to close a product storage facility located in San Diego, California. In September 2002, the Company continued to execute this program through the integration of its The Company Store and Domestications divisions. As a result of the continued actions needed to execute these plans, during the third quarter of 2002, an additional $1.5 million of special charges were recorded. Of this amount, $1.3 million consisted of additional facility exit costs resulting primarily from the integration of The Company Store and Domestications divisions, causing management to reassess its plan to consolidate its office space utilization at the corporate offices in New Jersey. The additional $0.2 million consisted of further severance costs for an individual relating to the Company's strategic business realignment program.

     In the fourth quarter of 2002, special charges totaling $2.7 million were recorded. Of this amount, $1.5 million was for severance costs, including $1.2 million for two of the Company's senior management members, $0.2 million was associated with the elimination of 32 FTE positions in the Company's Hanover, Pennsylvania fulfillment operation as a result of its consolidation into the Company's Roanoke, Virginia facility in March 2003, and $0.1 million was for additional severance costs and adjustments pertaining to the Company's previous strategic business realignment initiatives. The remaining $1.2 million consisted primarily of a $0.4 million credit reflecting the reduction of the deferred rental liabilities applicable to the portions of the facilities previously included in the Company's strategic business realignment program, and a $1.6 million charge in order to properly reflect the current marketability of such facilities in the rental markets.

     At December 28, 2002 and December 30, 2001, liabilities of $3.3 million and $7.3 million, respectively, were included within Accrued Liabilities, and liabilities of $4.7 million and $3.8 million, respectively, were included within Other Non-Current Liabilities. These liabilities relate to future payments in connection with the Company's strategic business realignment program and consist of the following (in thousands):

                                            SEVERANCE &   REAL ESTATE   INFORMATION
                                             PERSONNEL      LEASE &     TECHNOLOGY
                                               COSTS      EXIT COSTS      LEASES       TOTAL
                                            -----------   -----------   -----------   -------
Balance at December 29, 1999..............    $    --       $ 2,299       $   --      $ 2,299
2000 Expenses.............................      5,073         5,862        1,043       11,978
Paid in 2000..............................       (651)         (603)          --       (1,254)
                                              -------       -------       ------      -------
Balance at December 30, 2000..............      4,422         7,558        1,043       13,023
2001 Expenses.............................      4,135         3,828           --        7,963
Paid in 2001..............................     (6,011)       (3,249)        (670)      (9,930)
                                              -------       -------       ------      -------
Balance at December 29, 2001..............      2,546         8,137          373       11,056
2002 Expenses.............................      1,817         2,952           --        4,769
Paid in 2002..............................     (2,911)       (4,672)        (210)      (7,793)
                                              -------       -------       ------      -------
Balance at December 28, 2002..............    $ 1,452       $ 6,417       $  163      $ 8,032
                                              =======       =======       ======      =======

     A summary of the liability related to Real Estate Lease and Exit Costs, by location, as of the end of 2002 and 2001, is as follows (in thousands):

                                                              DECEMBER 28,   DECEMBER 29,
                                                                  2002           2001
                                                              ------------   ------------
Gumps facility, San Francisco, CA...........................     $3,349         $3,014
Corporate facility, Weehawken, NJ...........................      2,325          2,248
Corporate facility, Edgewater, NJ...........................        439             --
Administrative and telemarketing facility, San Diego, CA....        179            123
Retail store facilities, Los Angeles and San Diego, CA......        125            451
Fulfillment facility, Maumelle, AK..........................         --          2,301
                                                                 ------         ------
Total Lease and Exit Cost Liability.........................     $6,417         $8,137
                                                                 ======         ======

4.  WRITE-DOWN OF INVENTORY OF DISCONTINUED CATALOGS

     In the fourth quarter of 2000, the Company made a decision to discontinue three catalog brands, Domestications Kitchen & Garden, Turiya and Kitchen & Home. These catalog brands generated revenues of $0.0 million, $4.7 million, and $18.4 million in 2002, 2001 and 2000, respectively. In 2000, the Company recorded provisions of approximately $2.0 million related to the write-down of inventory associated with these catalogs to their net realizable value based upon the planned liquidation of such inventory, and $0.7 million related to the acceleration of the amortization of prepaid catalog costs associated with the discontinuance of these catalogs' operations based upon their estimated realizability relative to the wind-down plan in 2001. At December 28, 2002, there was no inventory remaining for these catalog brands.

5.  ACCRUED LIABILITIES

     Accrued liabilities consist of the following (in thousands):

                                                              DECEMBER 28,   DECEMBER 29,
                                                                  2002           2001
                                                              ------------   ------------
Special charges.............................................    $ 3,327        $ 7,291
Reserve for future sales returns............................      1,888          2,764
Compensation and benefits...................................     11,614          8,456
Income and other taxes......................................      1,003          1,098
Litigation and other........................................      8,519          5,523
                                                                -------        -------
     Total..................................................    $26,351        $25,132
                                                                =======        =======

6.  LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                              DECEMBER 28,   DECEMBER 29,
                                                                  2002           2001
                                                              ------------   ------------
Congress Credit Facility....................................    $25,090        $29,599
Obligations under capital leases............................         39            111
                                                                -------        -------
                                                                 25,129         29,710
  Less: current portion.....................................      3,802          3,162
                                                                -------        -------
     Total..................................................    $21,327        $26,548
                                                                =======        =======

     Revolving Credit Facility -- On December 28, 2002, the Company's credit facility (the "Congress Credit Facility") with Congress Financial Corporation ("Congress") contained a maximum credit line, subject to certain limitations, of up to $82.5 million. The Congress Credit Facility, as amended, expires on January 31, 2004 and comprises a revolving loan facility, a $17.5 million Tranche A Term Loan, and a $8.4 million Tranche B Term Loan. Total cumulative borrowings under the Congress Credit Facility are subject to limitations based upon specified percentages of eligible receivables and eligible inventory, and the Company is required to maintain $3.0 million of excess credit availability at all times. The Congress Credit Facility is secured by all of the assets of the Company and places restrictions on the incurrence of additional indebtedness and on the payment of common stock dividends. Management will be required to successfully renegotiate the renewal of the Congress Credit Facility or successfully replace the facility with another institution.

     Under the Congress Credit Facility, the Company is required to maintain minimum net worth, working capital and EBITDA as defined throughout the terms of the agreement. As of December 28, 2002, the Company was in compliance with these covenants.

     In March 2002, the Company amended the Congress Credit Facility to amend the definition of Consolidated Net Worth such that, effective July 1, 2002, to the extent that any goodwill or intangible assets of the Company and its subsidiaries were deemed to be impaired under the provisions of SFAS 142, such write-off of assets would not be considered a reduction of total assets for the purposes of computing consolidated net worth. The Company obtained the services of an independent appraisal firm during the second quarter ended June 29, 2002 to evaluate whether there had been any goodwill transition impairment. The results of the appraisal indicated no goodwill transition impairment based upon the requirements set forth in SFAS 142. The covenants relating to consolidated net working capital, consolidated net worth and EBITDA and certain non-cash charges were also amended. The amendment required the payment of a fee of $100,000 by the Company.

     On August 16, 2002, the Company amended the Congress Credit Facility to (i) extend the term of the Tranche B Term Loan to January 31, 2004, (ii) increase by $3,500,000 the borrowing reflected by the Tranche B Term Note to $8,410,714, and
(iii) make certain related technical amendments to the Congress Credit Facility. The amendment required the payment of fees in the amount of $410,000 by the Company.

     In December 2002, the Company amended the Congress Credit Facility to amend the definitions of "Consolidated Net Income," "Consolidated Net Worth" and "Consolidated Working Capital" to make certain adjustments thereto, depending on the results of the Kaul litigation, to permit the payment to Richemont of certain United States withholding taxes payable to Richemont in connection with the Series B Preferred Stock, and to change certain borrowing sublimits. The consolidated working capital, consolidated net worth and EBITDA covenants were also established through the end of the term of the facility, and certain technical amendments relating to the reorganization of certain of the Company's subsidiaries were made. The amendment required the payment of fees in the amount of $110,000 by the Company.

     In February 2003, the Company amended the Congress Credit Facility to amend the existing change in control Event of Default. The existing change in control Event of Default under the Congress Credit Facility is based upon NAR Group Limited, a former shareholder of the Company, ceasing to be the direct or indirect beneficial owner of a sufficient number of issued and outstanding shares of capital stock of the Company on a fully diluted basis to elect a majority of the members of the Company's Board of Directors. This was replaced during February 2003 with a new change in control Event of Default, which is patterned on the Change In Control concepts in the Company's various Key Executive Compensation Continuation Plans. The new Event of Default would be triggered by certain transfers of assets, certain liquidations or dissolutions, the acquisition by a person or group (other than a Permitted Holder, as defined) of a majority of the total outstanding voting stock of the Company, and certain changes in the composition of the Company's Board of Directors.

     As of December 28, 2002, the Company had $25.1 million of cumulative borrowings outstanding under the Congress Credit Facility, comprising $8.8 million under the Revolving Loan Facility, bearing an interest rate of 4.75%, $8.5 million under the Tranche A Term Loan, bearing an interest rate of 5.0%, and $7.8 million under the Tranche B Term Loan, bearing an interest rate of 13.0%. Of the aggregate borrowings, $3.8 million is classified as short-term with $21.3 million classified as long-term on the Company's Consolidated Balance Sheet. As of December 29, 2001, the Company had $29.6 million of borrowings outstanding under the Congress Credit Facility comprising $13.5 million under the revolving loan facility, bearing an interest rate of 5.25%, and $10.5 million, bearing an interest rate of 5.50%, and $5.6 million, bearing an interest rate of 13.00%, of Tranche A Term Loans and Tranche B Term Loans, respectively.

     The revolving loan facility bears interest at prime plus 0.5% or Eurodollar plus 2.5%, the Tranche A Term Loans bear interest at prime plus 0.75% or Eurodollar plus 3.5%, and the Tranche B Term Loans bear interest at prime plus 4.25%, but in no event less than 13.0%.

     Achievement of the Company's strategic business realignment program is critical to the maintenance of adequate liquidity, as is compliance with the terms and provisions of the Congress Credit Facility and the Company's ability to operate effectively during the 2003 fiscal year. In the event of a softer than expected economic climate, management has available several courses of action to maintain liquidity and help maintain compliance with financial covenants, including selective reductions in catalog circulation, additional expense reductions and sales of non-core assets.

     General -- At December 28, 2002, the aggregate annual principal payments required on debt instruments are as follows (in thousands): 2003 -- $3,802; 2004 -- $21,308; 2005 -- $10; 2006 -- $5; and thereafter -- $4. Management will be required to successfully renegotiate the renewal of the Congress Credit Facility or successfully replace the facility with another institution.

7.  SERIES A CUMULATIVE PARTICIPATING PREFERRED STOCK

     On August 24, 2000, the Company issued 1.4 million shares of preferred stock designated as Series A Cumulative Participating Preferred Stock (the "Series A Preferred Stock") to Richemont, the then holder of approximately 47.9% of the Company's Common Stock, for $70 million. The Series A Preferred Stock had a par value of $0.01 per share and a liquidation preference of $50.00 per share and was recorded net of issuance costs of $2.3 million. The issuance costs were being accreted as an additional dividend over a five-year period ending on the mandatory redemption date. Dividends were cumulative and accrued at an annual rate of 15%, or $7.50 per share, and were payable quarterly either in cash or in-kind through the issuance of additional Series A Preferred Stock. Cash dividend payments were required for dividend payment dates occurring after February 1, 2004. As of September 30, 2001, the Company accrued dividends of $12,389,700, and reserved 247,794 additional shares of Series A Preferred Stock for the payment of such dividends. In-kind dividends and issuance cost accretion were charged against additional paid-in capital, with a corresponding increase in the carrying amount of the Series A Preferred Stock. Cash dividends were also reflected as a charge to additional paid-in capital, however, no adjustment to the carrying amount of the Series A Preferred Stock was made. The Series A Preferred Stock was generally non-voting, except if dividends had been in arrears and unpaid for four quarterly periods, whether or not consecutive. The holder of the Series A Preferred Stock was entitled to receive additional participating dividends in the event any dividends were declared or paid, or any other distribution was made, with respect to the Common Stock of the Company. The additional dividends would be equal to the applicable percentage of the amount of the dividends or distributions payable in respect of one share of Common Stock. In the event of a liquidation or dissolution of the Company, the holder of the Series A Preferred Stock would be paid an amount equal to $50.00 per share of Series A Preferred Stock plus the amount of any accrued and unpaid dividends, before any payments to other shareholders.

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

     On December 19, 2001, the Company consummated a transaction with Richemont (the "Richemont Transaction"). In the Richemont Transaction, the Company repurchased from Richemont all of the outstanding shares of the Series A Preferred Stock and 74,098,769 shares of the Common Stock of the Company held by Richemont in return for the issuance to Richemont of 1,622,111 shares of newly-created Series B Participating Preferred Stock (the "Series B Preferred Stock") and the reimbursement of expenses of $1 million to Richemont. Richemont agreed, as part of the transaction, to forego any claim it had to the accrued but unpaid dividends on the Series A Preferred Stock. The Richemont Transaction was made pursuant to an Agreement (the "Agreement"), dated as of December 19, 2001, between the Company and Richemont. As part of the Richemont Transaction, the Company (i) released Richemont, the individuals appointed by Richemont to the Board of Directors of the Company and certain of their respective affiliates and representatives (collectively, the "Richemont Group") from any claims by or in the right of the Company against any member of the Richemont Group which arise out of Richemont's acts or omissions as a stockholder of or lender to the Company or the acts or omissions of any Richemont board designee in his capacity as such and (ii) entered into an Indemnification Agreement (the "Indemnification Agreement") with Richemont pursuant to which the Company agreed to indemnify each member of the Richemont Group from any losses suffered as a result of any third party claim which is based upon Richemont's acts as a stockholder of or lender to the Company or the acts or omissions of any Richemont board designee in his capacity as such. The Indemnification Agreement is not limited as to term and does not include any limitations on maximum future payments thereunder. The impact of the Richemont Transaction was to reflect the reduction of the Series A Preferred Stock for the then carrying amount of $82.4 million and the issuance of Series B Preferred Stock in the amount of $76.8 million which was equal to the aggregate liquidation preference of the Series B Preferred Stock on December 19, 2001. In addition, the par value of $49.4 million of the Common Stock repurchased by the Company and subsequently retired was reflected as a reduction of Common Stock, with an offsetting increase to capital in excess of par value. The Company recorded a net decrease in shareholders' deficiency of $5.6 million as a result of the Richemont Transaction.

     The shares of the Series A Preferred Stock that were repurchased from Richemont represented all of the outstanding shares of such series. The Company has filed a certificate in Delaware eliminating the Series A Preferred Stock from its certificate of incorporation.

8.  SERIES B CUMULATIVE PARTICIPATING PREFERRED STOCK

     On December 19, 2001, as part of the Richemont Transaction, the Company issued to Richemont 1,622,111 shares of Series B Participating Preferred Stock. The Series B Preferred Stock has a par value of $0.01 per share.

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

     In the event of the liquidation, dissolution or winding up of the Company, the holders of the Series B Preferred Stock are entitled to a liquidation preference (the "Liquidation Preference"), which was initially $47.36 per share. During each period set forth in the table below, the Liquidation Preference shall equal the amount set forth opposite such period:

                                                           LIQUIDATION
                                                           PREFERENCE
PERIOD                                                      PER SHARE      TOTAL VALUE
------                                                     -----------   ---------------
March 1, 2002 -- May 31, 2002............................    $49.15      $ 79,726,755.65
June 1, 2002 -- August 31, 2002..........................    $51.31      $ 83,230,515.41
September 1, 2002 - November 30, 2002....................    $53.89      $ 87,415,561.79
December 1, 2002 -- February 28, 2003....................    $56.95      $ 92,379,221.45
March 1, 2003 -- May 31, 2003............................    $60.54      $ 98,202,599.94
June 1, 2003 -- August 31, 2003..........................    $64.74      $105,015,466.14
September 1, 2003 -- November 30, 2003...................    $69.64      $112,963,810.04
December 1, 2003 -- February 29, 2004....................    $72.25      $117,197,519.75
March 1, 2004 -- May 31, 2004............................    $74.96      $121,593,440.56
June 1, 2004 -- August 31, 2004..........................    $77.77      $126,151,572.47
September 1, 2004 -- November 30, 2004...................    $80.69      $130,888,136.59
December 1, 2004 -- February 28, 2005....................    $83.72      $135,803,132.92
March 1, 2005 -- May 31, 2005............................    $86.85      $140,880,340.35
June 1, 2005 -- August 23, 2005..........................    $90.11      $146,168,422.21

     As a result, beginning November 30, 2003, the aggregate Liquidation Preference of the Series B Preferred Stock will be effectively equal to the aggregate liquidation preference of the Class A Preferred Stock previously held by Richemont (See Note 7). For each increase in liquidation preference, the Company will reflect the change as an increase in the Series B Preferred Stock with a corresponding reduction in capital in excess of par value. Such accretion will be recorded as a reduction of net income available to common shareholders.

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

     The Series B Preferred Stock must be redeemed by the Company on August 23, 2005 consistent with Delaware General Corporation Law. The Company may redeem all or less than all of the then outstanding shares of Series B Preferred Stock at any time prior to that date. At the option of the holders thereof, the Company must redeem the Series B Preferred Stock upon a Change of Control or upon the consummation of an Asset Disposition or Equity Sale (all as defined in the Certificate of Designations of the Series B Preferred Stock). The redemption price for the Series B Preferred Stock upon a Change of Control or upon the consummation of an Asset Disposition or Equity Sale is the then applicable Liquidation Preference of the Series B Preferred Stock plus the amount of any declared but unpaid dividends on the Series B Preferred Stock. The Company's obligation to redeem the Series B Preferred Stock upon an Asset Disposition or an Equity Sale is subject to the satisfaction of certain conditions set forth in the Certificate of Designations of the Series B Preferred Stock.

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

     During autumn 2002, Company management conducted a strategic review of the Company's business and operations. As part of such review, Company management considered the Company's obligations under the Richemont Agreement and the Company's prospects and options for redemption of the Series B Preferred Shares issued to Richemont pursuant thereto in accordance with the Richemont Agreement terms. The review took into account the results of the Company's strategic business realignment program in 2001 and 2002, the relative strengths and weaknesses of the Company's competitive position and the economic and business climate, including the depressed business environment for mergers and acquisitions.

     As a result of this review, Company management and the Company's Board of Directors have concluded that it is unlikely that the Company will be able to accumulate sufficient capital, surplus, or other assets under Delaware corporate law or to obtain sufficient debt financing to either:

          1. Redeem at least 811,056 shares of the Series B Preferred Stock by August 31, 2003, as allowed for by the Richemont Agreement, thereby resulting in the occurrence of a "Voting Trigger" which will allow Richemont to have the option of electing two members to the Company's Board of Directors; or

          2. Redeem all of the shares of Series B Preferred Stock by August 31, 2005, as required by the Richemont Agreement, thereby obligating the Company to take all measures permitted under the Delaware General Corporation Law to increase the amount of its capital and surplus legally available to redeem the Series B Preferred Shares, without a material improvement in either the business environment for mergers and acquisitions or other factors, unforeseeable at the time.

     Management believes that the Company has sufficient liquidity and availability under its credit agreement to fund its planned operations through at least January 31, 2004. The unlikelihood that the Company will be able to redeem the Series B Preferred Shares is not expected to limit the ability of the Company to use current and future net earnings or cash flow to satisfy its obligations to creditors and vendors. In addition, the redemption price of the Series B Preferred Stock does not accrete after August 31, 2005.

     Company management met with representatives of Richemont on October 30, 2002 and outlined the results of management's strategic review in the context of the Company's obligations to Richemont under the Richemont Agreement, and discussed an alternative to the method for the redemption of the Series B Preferred Shares. Under this alternative proposal, that the Company had previously presented to Richemont, the Company would exchange two business divisions, Silhouettes and Gump's, for all of Richemont's Series B Preferred Shares (the "Proposal").

     Pursuant to the terms of the Richemont Agreement, the redemption value of the Series B Preferred Shares as of the date of the Proposal was $87 million. Management based the Proposal terms on a valuation of Silhouettes and Gump's using the valuation multiple employed in USA Network's June 2001 purchase of the Company's Improvements business division. The Proposal also included a willingness on the part of the Company to provide continued fulfillment services for Silhouettes and Gump's on terms to be negotiated. On November 18, 2002, a representative of Richemont confirmed in writing to the Company that Richemont rejected the Proposal. Representatives of Richemont have indicated that it has no interest in the proffered assets and disputes their valuation implied in the Company's Proposal.

     The Company will continue to explore all reasonable opportunities to redeem and retire the Series B Preferred Stock.

     For Federal income tax purposes, the increases in the Liquidation Preference of the Series B Preferred Stock are considered distributions, by the Company to Richemont, deemed made on the commencement dates of the quarterly increases, as discussed above. These distributions may be taxable dividends to Richemont, provided the Company has accumulated or current earnings and profits ("E&P") for each year in which the distributions are deemed to be made. Under the terms of the Richemont Transaction, the Company is obligated to reimburse Richemont for any U.S. income tax incurred pursuant to the Richemont Transaction. Based on the Company's past income tax filings and its current income tax position, the Company has an E&P deficit as of December 28, 2002. Accordingly, the Company has not incurred a tax reimbursement obligation for year 2002. The Company must have current E&P in years 2003, 2004 or 2005 to incur a tax reimbursement obligation from the scheduled increases in Liquidation Preference. If the Company does not have current E&P in one of those years, no tax reimbursement obligation would exist for that particular year. The Company does not have the ability to project the exact future tax reimbursement obligation, however, it has estimated the potential obligation to be in the range of $0 to $23.1 million.

9.  CAPITAL STOCK

     Richemont Transaction -- On December 19, 2001, as part of the Richemont Transaction, the Company repurchased from Richemont 74,098,759 shares of the Common Stock of the Company held by Richemont. As part of the transaction, Richemont revoked the proxy that it then held to vote 4,289,000 shares of Common Stock, which were owned by a third party.

     General -- At December 28, 2002 and December 29, 2001, there were 140,436,729 and 140,336,729 shares of Common Stock issued and outstanding (net of treasury shares), respectively. Additionally, an aggregate of 14,650,270 shares of Common Stock were reserved for issuance pursuant to the exercise of outstanding options at December 28, 2002.

     Treasury stock consisted of 2,120,929 and 2,100,929 shares of Common Stock at December 28, 2002 and December 29, 2001, respectively. During fiscal year 2002 and 2001, the Company retained 20,000 and 1,530,000 shares, respectively, of outstanding Common Stock held in escrow on behalf of certain participants in the Company's Executive Equity Incentive Plan whose rights, under the terms of the plan, expired during 2002 and 2001.

     Dividend Restrictions -- The Company is restricted from paying dividends on its Common Stock or from acquiring its capital stock by certain debt covenants contained in agreements to which the Company is a party.

10.  SEGMENT REPORTING

     In prior years the Company reported two separate operating and reporting segments: direct commerce and business-to-business ("B-to-B") e-commerce transaction services. In conjunction with the Company's previously announced strategic business realignment program, the Company has (1) terminated an intercompany services agreement effective December 30, 2000, (2) ceased the Desius LLC business operations and (3) closed the leased fulfillment and telemarketing facility in Maumelle, Arkansas. As a result of these actions, the Company's business-to-business revenues from fiscal 2001 and beyond are expected to be reduced and for the foreseeable future will be limited to third party clients serviced by Keystone Internet Services, LLC. Taken in conjunction with the Company's announced intention to direct resources primarily towards growth in core brands, these actions have caused the Company, pursuant to SFAS 131, to report results for the consolidated operations of Hanover Direct, Inc. as one segment commencing in fiscal year 2001.

11.  CHANGES IN MANAGEMENT AND EMPLOYMENT

     Shull Employment Agreement. Effective December 5, 2000, Thomas C. Shull, Meridian Ventures, LLC, a limited liability company controlled by Mr. Shull ("Meridian"), and the Company entered into a Services Agreement (the "December 2000 Services Agreement"). The December 2000 Services Agreement was replaced by a subsequent services agreement, dated as of August 1, 2001 (the "August 2001 Services Agreement"), among Mr. Shull, Meridian and the Company, and a Services Agreement, dated as of December 14, 2001 (the "2001 Services Agreement"), among Mr. Shull, Meridian, and the Company. The 2001 Services Agreement was replaced effective September 1, 2002 by an Employment Agreement between Mr. Shull and the Company, dated as of September 1, 2002, as amended by Amendment No. 1 thereto dated as of September 1, 2002 (as amended, the "2002 Employment Agreement"), pursuant to which Mr. Shull is employed by the Company as its President and Chief Executive Officer, as described below.

     The term of the 2002 Employment Agreement began on September 1, 2002 and will terminate on September 30, 2004 (the "Shull Employment Agreement Term").

     Under the 2002 Employment Agreement, Mr. Shull is to receive from the Company base compensation equal to $900,000 per annum, payable at the rate of $75,000 per month ("Base Compensation"). Mr. Shull is to be provided with participation in the Company's employee benefit plans, including but not limited to the Company's Key Executive Eighteen Month Compensation Continuation Plan (the "Change of Control Plan") and its transaction bonus program. The Company is also to reimburse Mr. Shull for his reasonable out-of-pocket expenses incurred in connection with his employment by the Company.

     Under the 2002 Employment Agreement, the Company paid the remaining unpaid $300,000 of Mr. Shull's fiscal 2001 bonus under the Company's 2001 Management Incentive Plan in December 2002. Mr. Shull shall receive the same bonus amount for fiscal 2002 under the Company's 2002 Management Incentive Plan as all other Level 8 participants (as defined in such plan) receive under such plan for such period, subject to all of the terms and conditions applicable generally to Level 8 participants thereunder. Mr. Shull shall earn annual bonuses for fiscal 2003 and 2004 under such plans as the Company's Compensation Committee may approve in a manner consistent with bonuses awarded to other senior executives under such plans.

     Under the 2002 Employment Agreement, the Company made two installment payments in September and November to satisfy the obligation of $450,000 to Mr. Shull previously due to be paid to Meridian on June 30, 2002. In addition, the Company has agreed to make two equal lump sum cash payments of $225,000 each to Mr. Shull on March 31, 2003 and September 30, 2004, provided the 2002 Employment Agreement has not terminated due to Willful Misconduct (as defined in the 2002 Employment Agreement) or material breach thereof by Mr. Shull, or Mr. Shull's death or permanent disability. Such payments shall be made notwithstanding any other termination of the Employment Agreement on or prior to such date or as a result of another event constituting a Change of Control.

     Under the 2002 Employment Agreement, upon the closing of any transaction which constitutes a "change of control" thereunder, provided that Mr. Shull is then employed by the Company, the Company will be required to make a lump sum cash payment to Mr. Shull on the date of such closing pursuant to the Change of Control Plan, the Company's transaction bonus program and the Company's Management Incentive Plans for the applicable fiscal year. Any such lump sum payment would be in lieu of (i) any cash payment under the 2002 Employment Agreement as a result of a termination thereof upon the first day after the acquisition of the Company (whether by merger or the acquisition of all of its outstanding capital stock) or the tenth day after the sale or any series of sales since April 27, 2001 involving an aggregate of 50% or more of the market value of the Company's assets (for this purpose under the 2002 Employment Agreement, such 50% amount shall be deemed to be $107.6 million), and (ii) the aggregate amount of Base Compensation to which Mr. Shull would have otherwise been entitled through the end of the Shull Employment Agreement Term.

     Under the 2002 Employment Agreement, additional amounts are payable to Mr. Shull by the Company under certain circumstances upon the termination of the 2002 Employment Agreement. If the termination is on account of the expiration of the 2002 Employment Agreement Term, Mr. Shull shall be entitled to receive such amount of bonus as may be payable pursuant to the Company's applicable bonus plan as well as employee benefits such as accrued vacation and insurance in accordance with the Company's customary practice. If the termination is on account of the Company's material breach of the 2002 Employment Agreement or the Company's termination of the 2002 Employment Agreement where there has been no Willful Misconduct (as defined in the 2002 Employment Agreement) or material breach thereof by Mr. Shull, Mr. Shull shall be entitled to receive (i) a lump sum payment equal to the aggregate amount of Base Compensation to which he would have otherwise been entitled through the end of the 2002 Employment Agreement Term (not to exceed 18 months of such Base Compensation), plus (ii) such additional amount, if any, in severance pay which, when combined with the amount payable pursuant to clause (i) equals 18 months of Base Compensation and such amount of bonus as may be payable pursuant to the Company's 2002 Management Incentive Plan or other bonus plan, as applicable (based upon the termination date and the terms and conditions of the applicable bonus plan), as described in paragraph 4(b), as well as such amounts as may be unpaid under the second preceding paragraph and employee benefits such as accrued vacation and insurance in accordance with the Company's customary practice. If the termination is on account of the acquisition of the Company (whether by merger or the acquisition of all of its outstanding capital stock) or the sale or any series of sales since April 27, 2001 involving an aggregate of 50% or more of the market value of the Company's assets (for this purpose under the 2002 Employment Agreement, such 50% amount shall be deemed to be $107.6 million) and the amount realized in the transaction is less than $0.50 per common share (or the equivalent of $0.50 per common share), and if and only if the Change of Control Plan shall not then be in effect, Mr. Shull shall be entitled to receive a lump sum payment equal to the aggregate amount of Base Compensation to which he would have otherwise been entitled through the end of the Shull Employment Agreement Term. If the termination is on account of the acquisition of the Company (whether by merger or the acquisition of all of its outstanding capital stock) or the sale or any series of sales since April 27, 2001 involving an aggregate of 50% or more of the market value of the Company's assets (for this purpose under the 2002 Employment Agreement, such 50% amount shall be deemed to be $107.6 million) and the amount realized in the transaction equals or exceeds $0.50 per common share (or the equivalent of $0.50 per common share), and if and only if the Change of Control Plan shall not then be in effect, Mr. Shull shall be entitled to receive a lump sum payment equal to the greater of the Base Compensation to which he would have otherwise been entitled through the end of the Shull Employment Agreement Term or $1,000,000. If the termination is on account of an acquisition or sale of the Company (whether by merger or the acquisition of all of its outstanding capital stock) or the sale or any series of sales since April 27, 2001 involving an aggregate of 50% or more of the market value of the Company's assets (for this purpose under the 2002 Employment Agreement, such 50% amount shall be deemed to be $107.6 million) and the Change of Control Plan shall then be in effect, Mr. Shull shall only be entitled to receive his benefit under the Change of Control Plan.

     Under the 2002 Employment Agreement, the Company is required to maintain directors' and officers' liability insurance for Mr. Shull during the 2002 Employment Agreement Term. The Company is also required to indemnify Mr. Shull in certain circumstances.

     Amended Thomas C. Shull Stock Option Award Agreements. During December 2000, the Company entered into a stock option agreement with Thomas C. Shull to evidence the grant to Mr. Shull of an option to purchase 2.7 million shares of the Company's common stock (the "Shull 2000 Stock Option Agreement"). Effective as of September 1, 2002, the Company has amended the Shull 2000 Stock Option Agreement to (i) extend the final expiration date for the stock option under the Shull 2000 Stock Option Agreement to June 30, 2005, and (ii) replace all references therein to the December 2000 Services Agreement with references to the 2002 Employment Agreement.

     During December 2001, the Company entered into a stock option agreement with Mr. Shull to evidence the grant to Mr. Shull of an option to purchase 500,000 shares of the Company's common stock under the Company's 2000 Management Stock Option Plan (the "Shull 2001 Stock Option Agreement"). Effective as of September 1, 2002, the Company has amended the Shull 2001 Stock Option Agreement to (i) provide that any shares purchased by Mr. Shull under the Shull 2001 Stock Option Agreement would not be saleable until September 30, 2004, and (ii) replace all references therein to the 2001 Services Agreement with references to the 2002 Employment Agreement.

     Amended Thomas C. Shull Transaction Bonus Letter.  During May 2001, Thomas
C. Shull entered into a letter agreement with the Company (the "Shull Transaction Bonus Letter") under which he would be paid a bonus on the occurrence of certain transactions involving the sale of certain of the Company's businesses. Effective as of September 1, 2002, the Company has amended the Shull Transaction Bonus Letter to (i) increase the amount of Shull's agreed to base salary for purposes of the transaction bonus payable thereunder from $600,000 to $900,000, and (ii) replace all references therein to the December 2000 Services Agreement with references to the 2002 Employment Agreement.

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

     Charles F. Messina. During September 2002, Charles F. Messina resigned as Executive Vice President, Chief Administrative Officer and Secretary of the Company. In connection with such resignation, the Company and Mr. Messina entered into a severance agreement dated September 30, 2002 providing for cash payments of $884,500 and other benefits that were accrued in the fourth quarter of 2002.

     Brian C. Harriss. Brian C. Harriss was appointed Executive Vice President -- Human Resources and Legal and Secretary of the Company effective December 2, 2002. Prior to January 2002, Mr. Harriss had served the Company as Executive Vice President and Chief Financial Officer. In connection with such appointment, Mr. Harriss and the Company have terminated a severance agreement entered into during January 2002 at the time of Mr. Harriss's resignation from the Company, and Mr. Harriss has waived his rights to certain payments under such severance agreement.

     Other Executives. In October 2002, the Company entered into arrangements with Edward M. Lambert, Brian C. Harriss and Michael D. Contino (the "Compensation Continuation Agreements") pursuant to which it agreed to provide eighteen months of severance pay, COBRA reimbursement and Exec-U-Care plan coverage in the event their employment with the Company is terminated either by the Company "For Cause" or by them "For Good Reason" (as such terms are defined).

     On November 6, 2002, the Company entered into an arrangement with Frank Lengers pursuant to which it agreed to provide twelve months of severance pay, COBRA reimbursement and Exec-U-Care plan coverage in the event his employment with the Company is terminated either by the Company "For Cause" or by Mr. Lengers "For Good Reason" (as such terms are defined).

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

     Transaction Bonus Letters. During May 2001, each of Charles F. Messina, Thomas C. Shull, Jeffrey Potts, Brian C. Harriss and Michael D. Contino, and during November 2002, each of Edward M. Lambert and Brian C. Harriss (each, a "Participant") entered into a letter agreement with the Company (a "Transaction Bonus Letter") under which the Participant would be paid a bonus on the occurrence of certain transactions involving the sale of certain of the Company's businesses. In addition, Mr. Shull is a party to a "Letter Agreement" with the Company, dated April 30, 2001, pursuant to which, following the termination of the

December 2000 Services Agreement, in the event he is terminated without cause during any period of his continued employment as the Chief Executive Officer of the Company, he shall be paid one year of his annual base salary (the "Shull Termination Payment"). Effective June 1, 2001, the Company amended the Executive Plan to provide that, notwithstanding anything to the contrary contained in the Executive Plan, Section 10.2 of the Executive Plan shall not be effective with respect to the payment of (i) a Participant's "Transaction Bonuses," and/or (ii) the Shull Termination Payment. The payment of any such "Transaction Bonus" to any of the Participants, and/or the payment of the Shull Termination Payment, shall be paid in addition to, and not in lieu of, any Change of Control Benefit payable to any Participant or Mr. Shull pursuant to the terms of the Executive Plan. In conjunction with his resignation as Executive Vice President and Chief Financial Officer, Mr. Harris has released any claims that he may have against the Company under his Transaction Bonus Letter. The remaining Transaction Bonus Letters, other than the Transaction Bonus Letter with Mr. Potts and Mr. Messina, remain in effect.

     Letter Agreement with Mr. Shull and Meridian. -- On April 30, 2001, Mr. Shull, Meridian and the Company entered into a letter agreement (the "Letter Agreement") specifying Mr. Shull's rights under the Executive Plan, which are discussed above. Under the Letter Agreement, Mr. Shull and Meridian agreed that, so long as the Executive Plan is in effect and Mr. Shull is a Participant thereunder, Meridian and Mr. Shull will accept the Change in Control Benefits provided for in the Executive Plan in lieu of the compensation contemplated by the December 2000 Services Agreement between them (which benefits amounts will not be offset against the December 2000 flat fee provided for in the December 2000 Services Agreement and shall be payable at such times and in such amounts as provided in the Executive Plan rather than in a lump sum payable within five business days after the termination date of the December 2000 Services Agreement as contemplated by the December 2000 Services Agreement). For purposes of the change in control benefits under the Executive Plan and the Letter Agreement, Mr. Shull's annualized base salary is $600,000. In addition to the benefits provided by the December 2000 Services Agreement, Mr. Shull and those persons named in the December 2000 Services Agreement shall also be entitled to the optional cash out of stock options as provided in the Executive Plan. Under the Letter Agreement, Mr. Shull is also entitled to payment of one year annual base salary in the event he is terminated without cause during any period of his continued employment as the Chief Executive Officer of the Company following the termination of the December 2000 Services Agreement. The participation and benefits to which Mr. Shull is entitled under the Executive Plan shall also survive the termination of the December 2000 Services Agreement pursuant to the terms thereof in the event that Mr. Shull is still employed as the Chief Executive Officer of the Company and is a Participant under the Executive Plan. Should the Executive Plan no longer be in effect or Mr. Shull no longer be a Participant thereunder, Meridian and Mr. Shull shall continue to be entitled to the compensation contemplated by the December 2000 Services Agreement. The Letter Agreement was superseded by the 2002 Employment Agreement.

     Hanover Direct, Inc. Directors Change of Control Plan. -- Effective May 3, 2001, the Company's Board of Directors established the Hanover Direct, Inc. Directors Change of Control Plan (the "Directors Plan") for all Directors of the Company except for (i) any Director who is also an employee of the Company for purposes of the Federal Insurance Contributions Act; or (ii) any persons (and their successors from time to time) who are designated by a holder of thirty-three percent (33%) or more of the Voting Shares to stand for election and serve as a Director. For purposes of the Directors Plan, a "Change of Control" will occur upon the occurrence of any of the events specified in item
(i), (ii) or (iii) of the definition of "Change in Control" under the Executive Plan, as discussed above.

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

     2002 Directors' Option Plan. Effective January 1, 2002, the 2002 Stock Option Plan for Directors was amended to increase the annual service award for Directors who are not employees of the Company from 25,000 to 35,000 options to purchase shares of Common Stock.

12.  EMPLOYEE BENEFIT PLANS

     The Company maintains several defined contribution (401-k) plans that are available to all employees of the Company and provide employees with the option of investing in the Company's Common Stock. The Company matches a percentage of employee contributions to the plans up to $10,000. Matching contributions for all plans were $0.5 million, $0.6 million and $0.8 million for fiscal years 2002, 2001 and 2000, respectively.

13.  INCOME TAXES

     At December 28, 2002, the Company had net operating loss carry forwards ("NOLs") totaling $368.6 million, which expire as follows: 2003 -- $14.6 million, 2004 -- $14.3 million, 2005 -- $20.6 million, 2006 -- $46.9 million,
2007 -- $27.7 million, 2010 -- $24.6 million, 2011 -- $64.9 million,
2012 -- $30.0 million, 2018 -- $24.8 million, 2019 -- $19.6 million,
2020 -- $60.0 million, 2021 -- $8.6 million and 2022 -- $12.0 million. The
Company's available NOL for tax purposes consists of $74.1 million of NOL subject to a $4.0 million annual limitation under Section 382 of the Internal Revenue Code of 1986 and $294.5 million of NOL not subject to a limitation. The unused portion of the $4.0 million annual limitation for any year may be carried forward to succeeding years to increase the annual limitation for those succeeding years.

     SFAS No. 109, "Accounting for Income Taxes," requires that the future tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be "more-likely-than-not." Based upon the Company's assessment of numerous factors, including its future operating plans, management has reduced its estimate of the NOL that it believes the Company will be able to utilize. For the year ended December 28, 2002, the carrying value of the deferred tax asset was adjusted based on a reassessment of the Company's ability to utilize certain net operating losses prior to their expiration. Accordingly, management has reduced the net deferred tax asset to $11.3 million (net of a valuation allowance of $128.0 million and the $1.1 million deferred tax liability), as of December 28, 2002, from $15.0 million (net of a valuation allowance of $121.6 million), as of December 29, 2001 via a $3.7 million deferred Federal income tax provision. Management believes that the $12.4 million deferred tax asset (excluding the $1.1 million deferred tax liability) represents a "more-likely-than-not" estimate of the future utilization of the NOL and the reversal of temporary differences. Management will continue to routinely evaluate the likelihood of future profits and the necessity of future adjustments to the deferred tax asset valuation allowance.

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

     The Company's Federal income tax provision was $3.7 million of deferred income tax for 2002, and zero for fiscal 2001 and 2000. The Company's provision for state income taxes was $0.1 million in 2002, $0.1 million in 2001, and $0.2 million in 2000.

     A reconciliation of the Company's net loss for financial statement purposes to taxable loss for the years ended December 28, 2002, December 29, 2001 and December 30, 2000 is as follows (in thousands):

                                                                       YEAR ENDING
                                                              -----------------------------
                                                                2002      2001       2000
                                                              --------   -------   --------
Loss before income taxes....................................  $ (5,339)  $(5,725)  $(80,635)
Differences between income before taxes for financial
  statement purposes and taxable income:
State income taxes..........................................       (91)     (120)      (165)
Permanent differences.......................................     4,248     1,986      7,484
Net change in temporary differences.........................   (10,844)   (4,737)    13,360
                                                              --------   -------   --------
Taxable loss................................................  $(12,026)  $(8,596)  $(59,956)
                                                              ========   =======   ========

     The components of the net deferred tax asset at December 28, 2002 are as follows (in millions):

                                                                         NON-
                                                              CURRENT   CURRENT   TOTAL
                                                              -------   -------   ------
DEFERRED TAX ASSETS
Federal tax NOL and business tax credit carry forwards......   $ 1.7    $127.5    $129.2
Allowance for doubtful accounts.............................     0.5        --       0.5
Inventories.................................................     0.2        --       0.2
Property and equipment......................................      --       4.1       4.1
Mailing lists and trademarks................................      --       0.3       0.3
Accrued liabilities.........................................     4.3       0.7       5.0
Customer prepayments and credits............................     1.6        --       1.6
Deferred gain on sale of Improvements catalog...............     0.7        --       0.7
Deferred credits............................................      --       1.5       1.5
Other.......................................................     0.4        --       0.4
                                                               -----    ------    ------
Total.......................................................     9.4     134.1     143.5
Valuation allowance.........................................     7.6     120.4     128.0
                                                               -----    ------    ------
Deferred tax asset, net of valuation allowance..............     1.8      13.7      15.5


DEFERRED TAX LIABILITIES
Prepaid catalog costs.......................................    (2.9)       --      (2.9)
Excess of net assets of acquired business...................      --      (1.3)     (1.3)
                                                               -----    ------    ------
Total.......................................................    (2.9)     (1.3)     (4.2)
                                                               -----    ------    ------
Net deferred tax (liability) asset..........................   $(1.1)   $ 12.4    $ 11.3
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

     Tax expense for each of the three fiscal years presented differs from the amount computed by applying the Federal statutory tax rate due to the following:

                                                                 2002         2001         2000
                                                               PERCENT      PERCENT      PERCENT
                                                              OF PRE-TAX   OF PRE-TAX   OF PRE-TAX
                                                                 LOSS         LOSS         LOSS
                                                              ----------   ----------   ----------
Tax benefit at Federal statutory rate.......................    (35.0)%      (35.0)%      (35.0)%
State and local taxes, net of Federal benefit...............      1.1          0.5          0.1
Permanent differences:
  $1 million salary limit and stock option compensation.....     23.9          3.4          1.8
  Other permanent differences...............................      4.0          0.8          1.4
Change in valuation allowance...............................     77.0         31.1         31.9
                                                                -----        -----        -----
Tax benefit at effective tax rate...........................    71.0%         0.8%         0.2%
                                                                =====        =====        =====

14.  LEASES

     Certain leases to which the Company is a party provide for payment of real estate taxes and common area maintenance by the Company. Most leases are accounted for as operating leases and include various renewal options with specified minimum rentals. Rental expense for operating leases related to continuing operations, net of sublease income, was as follows (in thousands):

                                                                      YEAR ENDED
                                                              --------------------------
                                                               2002     2001      2000
                                                              ------   -------   -------
Minimum rentals by lease type:
  Land and building.........................................  $4,682   $ 6,030   $ 8,363
  Computer equipment........................................   3,516     4,510     4,987
  Plant, office and other...................................     446       500       460
                                                              ------   -------   -------
Minimum rentals.............................................  $8,644   $11,040   $13,810
Sublease income.............................................     (53)      (22)      (13)
                                                              ------   -------   -------
Net minimum rentals.........................................  $8,591   $11,018   $13,797
                                                              ======   =======   =======

     Future minimum lease payments under non-cancelable operating and capital leases relating to continuing operations that have initial or remaining terms in excess of one year and which extend to 2010, together with the present value of the net minimum lease payments as of December 28, 2002, are as follows (in thousands):

                                                              OPERATING   CAPITAL    TOTAL
YEAR ENDING                                                    LEASES     LEASES    LEASES
-----------                                                   ---------   -------   -------
  2003......................................................   $ 6,709      $13     $ 6,722
  2004......................................................     4,682       12       4,694
  2005......................................................     2,513        8       2,521
  2006......................................................     1,756        8       1,764
  2007......................................................     1,668        5       1,673
  Thereafter (extending to 2010)............................     3,614        0       3,614
                                                               -------      ---     -------
          Total minimum lease payments......................   $20,942      $46     $20,988
                                                               =======              =======
  Less amount representing interest(a)......................                  7
                                                                            ---
  Present value of minimum lease payments...................                $39
                                                                            ===

---------------
(a) Amount necessary to reduce net minimum lease payments to present value calculated at the Company's incremental borrowing rate at the inception of the leases.

     Future minimum lease payments under non-cancelable operating leases by lease type as of December 28, 2002, are as follows (in thousands):

                                                         LAND                    PLANT,
                                                          AND      COMPUTER    OFFICE AND
YEAR ENDING                                            BUILDINGS   EQUIPMENT     OTHER       TOTAL
-----------                                            ---------   ---------   ----------   -------
  2003...............................................   $ 4,622     $1,787        $300      $ 6,709
  2004...............................................     3,900        590         192        4,682
  2005...............................................     2,393         43          77        2,513
  2006...............................................     1,748         --           8        1,756
  2007...............................................     1,668         --          --        1,668
  Thereafter.........................................     3,614         --          --        3,614
                                                        -------     ------        ----      -------
          Total minimum lease payments...............   $17,945     $2,420        $577      $20,942
                                                        =======     ======        ====      =======

     The Company has established reserves for certain future minimum lease payments under noncancelable operating leases due to restructuring of business operations related to such leases. The future commitments under such leases, net of related sublease income under noncancelable subleases, are as follows (in thousands):

                                                              MINIMUM
                                                               LEASE      SUBLEASE    NET LEASE
YEAR ENDING                                                 COMMITMENTS    INCOME    COMMITMENTS
-----------                                                 -----------   --------   -----------
  2003....................................................    $ 3,260     $(1,232)     $2,028
  2004....................................................      2,971        (984)      1,987
  2005....................................................      1,612        (431)      1,181
  2006....................................................      1,002        (196)        806
  2007....................................................      1,002        (120)        882
  Thereafter..............................................      2,172        (259)      1,913
                                                              -------     -------      ------
          Total minimum lease payments....................    $12,019     $(3,222)     $8,797
                                                              =======     =======      ======

     The future minimum lease payments under non-cancelable leases that remain from the Company's discontinued restaurant operations as of December 28, 2002 are as follows (in thousands):

                                                              MINIMUM
                                                               LEASE     SUBLEASE
YEAR ENDING                                                   PAYMENTS    INCOME
-----------                                                   --------   --------
  2003......................................................   $  476    $  (419)
  2004......................................................      476       (416)
  2005......................................................      381       (341)
  2006......................................................       72        (87)
                                                               ------    -------
          Total minimum lease payments......................   $1,405    $(1,263)
                                                               ======    =======

15.  STOCK-BASED COMPENSATION PLANS

     The Company has established several stock-based compensation plans for the benefit of its officers and employees. As discussed in the Summary of Significant Accounting Policies (Note 1), the Company applies the fair-value-based methodology of SFAS No. 123 and, accordingly, has recorded stock compensation expense of $1.3 million, $1.8 million and $5.2 million for fiscal 2002, 2001 and 2000, respectively. The effects of applying SFAS No. 123 for recognizing compensation costs are not indicative of future amounts. The information below details each of the Company's stock compensation plans, including any changes during the years presented.

     1999 Stock Option Plan for Directors -- During August 1999, the Board of Directors adopted the 1999 Stock Option Plan for Directors providing stock options to purchase shares of Common Stock of the Company to certain eligible directors who were neither employees of the Company nor non-resident aliens (the "Directors' Option Plan"). The Directors' Option Plan was ratified by the Company's shareholders at the 2000 Annual Meeting of Shareholders. The Company may issue stock options to purchase up to 700,000 shares of Common Stock to eligible directors at an exercise price equal to the fair market value as of the date of grant. An eligible director shall receive a stock option grant to purchase 50,000 shares of Common Stock as of the effective date of his/her initial appointment or election to the Board of Directors. Furthermore, on each Award Date, defined as August 4, 2000 or August 3, 2001, eligible directors were granted stock options to purchase an additional 10,000 shares of Common Stock. Stock options granted have terms of 10 years and shall vest and become exercisable over three (3) years from the date of grant; however, in the event of a change in control, options shall vest and become exercisable immediately. Payment for shares purchased upon exercise of options shall be in cash or stock of the Company.

     Options outstanding, granted and the weighted average exercise prices under the Directors' Option Plan are as follows:

                      1999 STOCK OPTION PLAN FOR DIRECTORS

                                        2002                   2001                   2000
                                 -------------------   --------------------   --------------------
                                            WEIGHTED               WEIGHTED               WEIGHTED
                                            AVERAGE                AVERAGE                AVERAGE
                                            EXERCISE               EXERCISE               EXERCISE
                                  SHARES     PRICE      SHARES      PRICE      SHARES      PRICE
                                 --------   --------   ---------   --------   ---------   --------
Options outstanding, beginning
  of period....................   370,000    $1.78       420,000    $2.13            --    $  --
     Granted...................    50,000      .38        80,000      .30       540,000     2.15
     Exercised.................        --       --            --       --            --       --
     Forfeited.................        --       --      (130,000)    1.98      (120,000)    2.25
                                 --------              ---------              ---------
Options outstanding, end of
  period.......................   420,000    $1.62       370,000    $1.78       420,000    $2.13
                                 ========    =====     =========    =====     =========    =====
Options exercisable, end of
  period.......................   316,667    $2.02       253,332    $2.15       116,667    $2.35
                                 ========    =====     =========    =====     =========    =====
Weighted average fair value of
  options granted..............  $    .29              $     .22              $    1.07
                                 ========              =========              =========

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions for grants in fiscal 2002 and 2001 under the Directors' Option Plan were as follows: risk-free interest rate of 4.70% and 4.88%, expected volatility of 89.28% and 83.93%, expected life of six years, and no expected dividends.

     The following table summarizes information about stock options outstanding at December 28, 2002 under the Directors' Option Plan:

                      1999 STOCK OPTION PLAN FOR DIRECTORS

                                               OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                      --------------------------------------    -----------------------
                                                      WEIGHTED
                                                       AVERAGE      WEIGHTED                   WEIGHTED
                                                      REMAINING     AVERAGE                    AVERAGE
                                        NUMBER       CONTRACTUAL    EXERCISE      NUMBER       EXERCISE
EXERCISE PRICES                       OUTSTANDING       LIFE         PRICE      EXERCISABLE     PRICE
---------------                       -----------    -----------    --------    -----------    --------
     $0.20..........................     20,000          8.6         $0.20          6,667       $0.20
     $0.36..........................     50,000          8.6         $0.36         16,667       $0.36
     $0.38..........................     50,000          9.0         $0.38             --       $0.38
     $1.00..........................     50,000          3.9         $1.00         43,333       $1.00
     $2.35..........................    250,000          3.5         $2.35        250,000       $2.35
                                        -------                                   -------
                                        420,000          5.0         $1.62        316,667       $2.02
                                        =======          ===         =====        =======       =====

     2002 Stock Option Plan for Directors -- During 2002, the Board of Directors adopted the 2002 Stock Option Plan for Directors providing stock options to purchase shares of Common Stock of the Company to certain non-employee directors (the "2002 Directors' Option Plan"). The 2002 Directors' Option Plan was ratified by the Company's shareholders at the 2002 Annual Meeting of Shareholders and was amended during November 2002. The Company may issue stock options to purchase up to 500,000 shares of Common Stock to eligible directors at an exercise price equal to the fair market value as of the date of grant. An eligible director shall receive a stock option grant to purchase 50,000 shares of Common Stock as of the effective date of his/her initial appointment or election to the Board of Directors. On each Award Date, defined as August 2,

2002, August 1, 2003, or August 3, 2004, eligible directors are to be granted stock options to purchase additional shares of Common Stock. On August 2, 2002, each eligible director was granted stock options to purchase an additional 25,000 shares of Common Stock. For the August 1, 2003 and August 3, 2004 Award Dates, each eligible director is to be granted stock options to purchase an additional 35,000 shares of Common Stock. Stock options granted have terms of 10 years and shall vest and become exercisable over three (3) years from the date of grant; however, in the event of a change in control, options shall vest and become exercisable immediately. Payment for shares purchased upon exercise of options shall be in cash or stock of the Company.

     Options outstanding, granted and the weighted average exercise prices under the 2002 Directors' Option Plan are as follows:

                      2002 STOCK OPTION PLAN FOR DIRECTORS

                                                                     2002
                                                              -------------------
                                                                         WEIGHTED
                                                                         AVERAGE
                                                                         EXERCISE
                                                               SHARES     PRICE
                                                              --------   --------
Options outstanding, beginning of period....................        --     $ --
     Granted................................................   100,000      .23
     Exercised..............................................        --       --
     Forfeited..............................................        --       --
                                                              --------
Options outstanding, end of period..........................   100,000     $.23
                                                              ========     ====
Options exercisable, end of period..........................        --     $ --
                                                              ========     ====
Weighted average fair value of options granted..............  $    .16
                                                              ========

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions for grants in fiscal 2002 under the 2002 Directors' Option Plan were as follows: risk-free interest rate of 3.76%, expected volatility of 89.36%, expected life of six years, and no expected dividends.

     The following table summarizes information about stock options outstanding at December 28, 2002 under the 2002 Directors' Option Plan:

                      2002 STOCK OPTION PLAN FOR DIRECTORS

                                               OPTIONS OUTSTANDING
                                      --------------------------------------      OPTIONS EXERCISABLE
                                                      WEIGHTED                  -----------------------
                                                       AVERAGE      WEIGHTED                   WEIGHTED
                                                      REMAINING     AVERAGE                    AVERAGE
                                        NUMBER       CONTRACTUAL    EXERCISE      NUMBER       EXERCISE
EXERCISE PRICE                        OUTSTANDING       LIFE         PRICE      EXERCISABLE     PRICE
--------------                        -----------    -----------    --------    -----------    --------
     $.23...........................    100,000          9.6          $.23           --          $.23
                                        -------                                    ----
                                        100,000          9.6          $.23           --          $.23
                                        =======          ===          ====         ====          ====

     1993 Executive Equity Incentive Plan -- In December 1992, the Board of Directors adopted the 1993 Executive Equity Incentive Plan (the "Incentive Plan"). The Incentive Plan was approved by the Company's shareholders at the 1993 Annual Meeting of Shareholders. The Incentive Plan encouraged executives to acquire and retain a significant ownership stake in the Company. Under the Incentive Plan, executives were given an opportunity to purchase shares of Common Stock with up to 80% of the purchase price financed with a six-year full recourse Company loan, which bore interest at the mid-term applicable federal rate as determined by the Internal Revenue Service. The Incentive Plan participants purchased shares of Common Stock at prices ranging from $0.69 to $4.94, with the Company accepting notes bearing interest at rates ranging from 5.00% to 7.75%. For each share of stock an employee purchased, he/she received stock options to acquire two additional shares of Common Stock, up to a maximum of 250,000 shares in the aggregate. The stock options, which were granted by the Compensation Committee of the Board of Directors, vested after three years and expired after six years. On December 31, 1996, the Incentive Plan was terminated in accordance with its terms, and no additional Common Stock was purchased or stock options granted. As of December 29, 2001, no stock options remained outstanding or exercisable related to the Incentive Plan.

     Changes in options outstanding, expressed in numbers of shares, for the Incentive Plan for 2000 and 2001 are as follows:

                      1993 EXECUTIVE EQUITY INCENTIVE PLAN

                                                            2001                    2000
                                                     -------------------    --------------------
                                                                WEIGHTED                WEIGHTED
                                                                AVERAGE                 AVERAGE
                                                                EXERCISE                EXERCISE
                                                     OPTIONS     PRICE      OPTIONS      PRICE
                                                     -------    --------    --------    --------
Options outstanding, beginning of period...........   80,000     $1.72       454,000     $1.13
Exercised..........................................       --        --      (274,000)     1.00
Forfeited..........................................  (80,000)     1.72      (100,000)     1.00
                                                     -------                --------
Options outstanding, end of period.................       --        --        80,000     $1.72
                                                     =======     =====      ========     =====
Options exercisable, end of period.................       --        --        80,000     $1.72
                                                     =======     =====      ========     =====

     Changes to the notes receivable principal balances related to the Incentive Plan are as follows:

                                                                2002       2001       2000
                                                              --------   --------   ---------
Notes Receivable balance, beginning of period...............  $313,400   $324,400   $ 655,500
Payments....................................................        --         --      (9,600)
Forfeitures.................................................   (44,000)   (11,000)   (321,500)
                                                              --------   --------   ---------
Notes Receivable balance, end of period.....................  $269,400   $313,400   $ 324,400
                                                              ========   ========   =========

     Collateral was held in escrow on behalf of each participant, encompassing 20,000 shares, 20,000 shares, and 80,000 shares of the Company's Common Stock in fiscal years 2002, 2001, and 2000, respectively. This collateral was transferred to and retained by the Company in satisfaction of the aforementioned promissory notes, which were no longer required to be settled. The Company recorded these shares as treasury stock. Furthermore, the related participants forfeited their initial 20% cash down payment, which was required for entry into the Incentive Plan.

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

     For both the 1996 and 2000 management Stock Option Plans, options outstanding, granted and the weighted average exercise prices are as follows:

                  1996 AND 2000 MANAGEMENT STOCK OPTION PLANS

                                2002                       2001                       2000
                       -----------------------    -----------------------    -----------------------
                                      WEIGHTED                   WEIGHTED                   WEIGHTED
                                      AVERAGE                    AVERAGE                    AVERAGE
                                      EXERCISE                   EXERCISE                   EXERCISE
                         SHARES        PRICE        SHARES        PRICE        SHARES        PRICE
                       -----------    --------    -----------    --------    -----------    --------
Options outstanding,
  beginning of
  period.............    3,962,778     $2.46        9,240,947     $2.41        5,927,984     $1.99
     Granted.........    6,761,000       .24           30,000       .20        5,459,000      2.71
     Exercised.......           --        --          (10,000)      .20         (414,537)     1.10
     Forfeited.......   (1,493,508)     2.60       (5,298,169)     2.36       (1,731,500)     2.26
                       -----------                -----------                -----------
Options outstanding,
  end of period......    9,230,270     $ .81        3,962,778     $2.46        9,240,947     $2.41
                       ===========     =====      ===========     =====      ===========     =====
Options exercisable,
  end of period......    1,913,270     $2.18        2,406,362     $2.12        3,235,167     $1.82
                       ===========     =====      ===========     =====      ===========     =====
Weighted average fair
  value of options
  granted............  $       .18                $       .15                $      1.60
                       ===========                ===========                ===========

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions for grants in fiscal 2002, 2001 and 2000 are as follows: risk-free interest rate of 3.81%, 4.96% and 5.60%, respectively, expected volatility of 89.58%, 83.93% and 56.85%, respectively, expected lives of six years for fiscal years 2002, 2001 and 2000, and no expected dividends.

     The following table summarizes information about stock options outstanding at December 28, 2002 under both the 1996 and 2000 management Stock Option Plans:

                  1996 AND 2000 MANAGEMENT STOCK OPTION PLANS

                                       OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                              --------------------------------------    -----------------------
                                              WEIGHTED
                                               AVERAGE      WEIGHTED                   WEIGHTED
                                              REMAINING     AVERAGE                    AVERAGE
                                NUMBER       CONTRACTUAL    EXERCISE      NUMBER       EXERCISE
RANGE OF EXERCISE PRICES      OUTSTANDING       LIFE         PRICE      EXERCISABLE     PRICE
------------------------      -----------    -----------    --------    -----------    --------
$ .20 to $1.01..............   7,379,107         9.0         $ .30         598,107      $ .92
$1.43 to $1.75..............     243,332         2.2         $1.49         230,832      $1.48
$2.37 to $2.94..............     219,000         4.2         $2.47         199,500      $2.45
$3.00 to $3.50..............   1,388,831         5.8         $3.17         884,831      $3.16
                               ---------                     -----       ---------
                               9,230,270         8.2         $ .81       1,913,270      $2.18
                               =========         ===         =====       =========      =====

     The Chief Executive Officer Stock Option Plans -- Stock-based plans were granted in 1996 for the benefit of Rakesh K. Kaul, the former Chief Executive Officer of the Company (the "CEO"). In each of the plans, the option price represents the average of the low and high fair market values of the Common Stock on August 23, 1996, the date of the closing of the Company's 1996 Rights Offering.

     On December 5, 2000, the CEO resigned, resulting in the right to exercise the outstanding options for 12 months thereafter. No options were exercised by the CEO on or before December 5, 2001. There were no options outstanding and exercisable under these plans as of December 28, 2002.

     The details of the plans are as follows:

     The CEO Tandem Plan -- Pursuant to the Company's Tandem Plan (the "Tandem Plan"), the right to purchase an aggregate of 1,000,000 shares of Common Stock and an option to purchase 2,000,000 shares of Common Stock was approved for issuance to the CEO. The option was subject to anti-dilution provisions and due to the Company's 1996 Rights Offering was adjusted to 1,510,000 shares of Common Stock and 3,020,000 options. Due to the resignation of the CEO in December 2000, 1,510,000 Tandem Plan shares of Common Stock were transferred and, to date, the Company has treated the transfers as satisfying a promissory note of approximately $0.7 million owed by the CEO to the Company. The Company recorded these shares as treasury stock. There were no options outstanding and exercisable under the Tandem Plan at December 28, 2002.

     The CEO Performance Year Plan -- Pursuant to the Company's Performance Year Plan (the "Performance Plan"), an option to purchase an aggregate of 1,000,000 shares of Common Stock was approved for issuance to the CEO in 1996. The options were based upon performance as defined by the Compensation Committee of the Board of Directors. Should a performance target not be attained, the option is carried over to the succeeding year in conjunction with that year's option until the expiration date. The options expire 10 years from the date of grant and vest over four years. Payment for shares purchased upon the exercise of the options shall be in cash or stock of the Company. Due to the resignation of the CEO on December 5, 2000 and the absence of an exercise of the outstanding options for 12 months thereafter, the options were forfeited on December 5, 2001. No options were outstanding and exercisable under the Performance Plan at December 28, 2002.

     The CEO Closing Price Option Plan -- Pursuant to the Company's Closing Price Option Plan (the "Closing Price Plan"), an option to purchase an aggregate of 2,000,000 shares of Common Stock was approved for issuance to the CEO in 1996. The options expire 10 years from the date of grant and will become vested upon the Company's stock price reaching a specific target over a consecutive 91-calendar day period as defined by the Compensation Committee of the Board of Directors. In May 1998, the Compensation Committee of the Board of Directors reduced the target per share market price at which the Company's Common Stock had to trade in consideration of the dilutive effect of the increase in outstanding shares from the date of the grant. The performance period has a range of six years beginning August 23, 1996, the date of the closing of the 1996 Rights Offering. Due to the resignation of the CEO on December 5, 2000 and the absence of an exercise of the outstanding options for 12 months thereafter, the options were forfeited on December 5, 2001. No options were outstanding and exercisable under the Closing Price Plan at December 28, 2002.

     The CEO Six Year Stock Option Plan -- Pursuant to NAR's Six Year Stock Option Plan (the "Six Year Plan"), an option to purchase an aggregate of 250,000 shares of Common Stock was granted to the CEO by NAR Group Limited ("NAR") in 1996. The option is subject to anti-dilution provisions and due to the Company's 1996 Rights Offering was adjusted to 377,500 option shares. The options expire six years from the date of grant and vest after one year. Due to the resignation of the CEO on December 5, 2000 and the absence of an exercise of the outstanding options for 12 months thereafter, the options were forfeited on December 5, 2001. No options were outstanding and exercisable under the Six Year Plan at December 28, 2002.

     The CEO Seven Year Stock Option Plan -- Pursuant to NAR's Seven Year Stock Option Plan (the "Seven Year Plan"), an option to purchase an aggregate of 250,000 shares of Common Stock was granted to the CEO by NAR in 1996. The option is subject to anti-dilution provisions and due to the Company's 1996 Rights Offering was adjusted to 377,500 option shares. The options expire seven years from the date of grant and vest after two years. Due to the resignation of the CEO on December 5, 2000 and the absence of an exercise of the outstanding options for 12 months thereafter, the options were forfeited on December 5, 2001. No options were outstanding and exercisable under the Seven Year Plan at December 28, 2002.

     The CEO Eight Year Stock Option Plan -- Pursuant to NAR's Eight Year Stock Option Plan (the "Eight Year Plan"), an option to purchase an aggregate of 250,000 shares of Common Stock was granted to the CEO by NAR in 1996. The option is subject to anti-dilution provisions and due to the Company's 1996 Rights Offering was adjusted to 377,500 option shares. The options expire eight years from the date of grant and vest after three years. Due to the resignation of the CEO on December 5, 2000 and the absence of an exercise of the outstanding options for 12 months thereafter, the options were forfeited on December 5, 2001. No options were outstanding and exercisable under the Eight Year Plan at December 28, 2002.

     The CEO Nine Year Stock Option Plan -- Pursuant to NAR's Nine Year Stock Option Plan (the "Nine Year Plan"), an option to purchase an aggregate of 250,000 shares of Common Stock was granted to the CEO by NAR in 1996. The option was subject to anti-dilution provisions and due to the Company's 1996 Rights Offering was adjusted to 377,500 option shares. The options expire nine years from the date of grant and vest after four years. Due to the resignation of the CEO on December 5, 2000 and the absence of an exercise of the outstanding options for 12 months thereafter, the options were forfeited on December 5, 2001. No options were outstanding and exercisable under the Nine Year Plan at December 28, 2002.

     For the combined CEO Stock Option Plans, options outstanding, granted and the weighted average exercise prices are as follows:

                             CEO STOCK OPTION PLANS

                                  2002                  2001                    2000
                            -----------------   ---------------------   --------------------
                                     WEIGHTED                WEIGHTED               WEIGHTED
                                     AVERAGE                 AVERAGE                AVERAGE
                                     EXERCISE                EXERCISE               EXERCISE
                            SHARES    PRICE       SHARES      PRICE      SHARES      PRICE
                            ------   --------   ----------   --------   ---------   --------
Options outstanding,
  beginning of period.....     --        --      7,530,000    $1.16     7,530,000    $1.16
Forfeited.................     --        --     (7,530,000)      --            --       --
                             ----               ----------              ---------
Options outstanding,
  end of period...........     --        --             --       --     7,530,000    $1.16
                             ====      ====     ==========    =====     =========    =====
Options exercisable,
  end of period...........     --        --             --       --     7,040,000    $1.16
                             ====      ====     ==========    =====     =========    =====

     An Executive Employment Agreement entered into by the Company and the CEO on March 6, 2000 provided the CEO with the option to purchase 6% of the common stock of erizon, Inc. at the estimated fair market value on the date of the grant, which option was to vest in equal parts over a four-year period and to expire ten years from the date of grant. The Company recorded no compensation expense for the years ended December 28, 2002 and December 29, 2001, and $.8 million during the year ended December 30, 2000, related to this option grant. The fair value of options at the date of grant was estimated to be $62,000 per share based on the following assumptions: risk-free interest rate of 6.0%, expected life of 4 years, expected volatility of 54.8%, and no expected dividends.

     As described more fully in Note 17, the Company is currently involved in litigation with the CEO, regarding, among other issues, the amount of cash and benefits to which the CEO may have been entitled, if any, as a result of his resignation on December 5, 2000. The litigation is in the summary judgement phase; however, it is not certain at this time what the impact of his resignation will have on all of the option plans described above.

OTHER STOCK AWARDS

     During 1997, the Company granted, and the Compensation Committee of the Board of Directors approved, non-qualified options to certain employees for the purchase of an aggregate of 1,000,000 shares of the Company's Common Stock. The options vested over three years and are due to expire in 2003. The options have an exercise price of $0.75 and a remaining contractual life as of December 28, 2002 of 0.2 years. The fair value of the options at the date of grant was estimated to be $0.52 based on the following weighted average assumptions: risk-free interest rate of 6.48%, expected life of four years, expected volatility of 59.40%, and no expected dividends. In June 2001, 809,000 options that had not been exercised were forfeited by certain employees. As of December 28, 2002, there were no options outstanding and exercisable.

     Meridian Options -- During December 2000, the Company granted, and the Company's Board of Directors approved, options ("2000 Meridian Options") for the purchase of an aggregate of 4,000,000 shares of Common Stock with an exercise price of $0.25 per share. These options have been allocated as follows: Thomas
C. Shull, 2,700,000 shares; Paul Jen, 500,000 shares; John F. Shull, 500,000 shares; Evan M. Dudik, 200,000 shares; and Peter Schweinfurth, 100,000 shares. In December 2001, an additional Services Agreement (the "2001 Services Agreement") was entered into by the Company by and among Meridian, Mr. Shull, and the Company. Under the 2001 Services Agreement, the 2000 Meridian Options terminate in the event that the Services Agreement is terminated (i) the tenth day after written notice by the Company to Meridian and Mr. Shull of material breach of the Services Agreement by Meridian or Mr. Shull or willful misconduct by Meridian or Mr. Shull, or (ii) upon the death or permanent disability of Mr. Shull. The 2000 Meridian Options vested and became exercisable on December 4, 2001 for all 2000 Meridian Options, except one-half of Mr. Shull's 2000 Meridian Options, which vested and became exercisable on June 30, 2002. Effective as of September 1, 2002, the Company amended the stock option agreement with Mr. Shull for his 2,700,000 2000 Meridian Stock Options to (i) extend the final expiration date for such stock options to June 30, 2005, and (ii) replace all references therein to the December 2000 Services Agreement with references to the employment agreement between Mr. Shull and the Company, which became effective on September 1, 2002.

     The fair value of the 2000 Meridian Options was estimated to be $0.07 cents per share at the date of grant based on the following assumptions: risk-free interest rate of 6.0%, expected life of 1.5 years, expected volatility of 54.0%, and no expected dividends.

     During December 2001, the Company granted to Meridian, and the Company's Board of Directors approved, options to Meridian ("2001 Meridian Options") for the purchase of an additional 1,000,000 shares of Common Stock with an exercise price of $0.30. These options have been allocated as follows: Thomas C. Shull, 500,000 shares; Edward M. Lambert, 300,000 shares; Paul Jen, 100,000 shares; and John F. Shull, 100,000 shares. Under the 2001 Services Agreement, the 2001 Meridian Options granted terminate in the event that the 2001 Services Agreement is terminated (i) the tenth day after written notice by the Company to Meridian and Mr. Shull of material breach of the 2001 Services Agreement by Meridian or Mr. Shull or willful misconduct by Meridian or Mr. Shull, or (ii) upon the death or permanent disability of Mr. Shull. The 2001 Meridian Options will vest and become exercisable on March 31, 2003. Effective as of September 1, 2002, the Company amended the stock option agreement with Mr. Shull for his 500,000 2001 Meridian Options to (i) extend the final expiration date for such stock options to June 30, 2005, and (ii) replace all references therein to the 2001 Services Agreement with references to the 2002 Employment Agreement.

     The fair value of the 2001 Meridian Options was estimated to be $0.16 cents per share at the date of grant based on the following assumptions: risk-free interest rate of 2.82%, expected life of 1.25 years, expected volatility of 129.73%, and no expected dividends.

     Options outstanding, granted and the weighted average exercise price under the combined 2000 Meridian Options and the 2001 Meridian Options are as follows:

                             MERIDIAN OPTION PLANS

                                       2002                   2001                    2000
                               --------------------   ---------------------   ---------------------
                                           WEIGHTED                WEIGHTED                WEIGHTED
                                           AVERAGE                 AVERAGE                 AVERAGE
                                           EXERCISE                EXERCISE                EXERCISE
                                SHARES      PRICE       SHARES      PRICE       SHARES      PRICE
                               ---------   --------   ----------   --------   ----------   --------
Options outstanding,
  beginning of period........  5,000,000     $.26      4,000,000     $.25             --       --
     Granted.................         --       --      1,000,000      .30      4,000,000     $.25
     Exercised...............   (100,000)     .25             --       --             --       --
     Forfeited...............         --       --             --       --             --       --
                               ---------              ----------              ----------
Options outstanding, end of
  period.....................  4,900,000     $.26      5,000,000     $.26      4,000,000     $.25
                               =========     ====     ==========     ====     ==========     ====
Options exercisable, end of
  period.....................  3,900,000     $.25      2,650,000     $.25             --       --
                               =========     ====     ==========     ====     ==========     ====
Weighted average fair value
  of options granted.........         --              $      .16              $      .07
                               =========              ==========              ==========

     The following table summarizes information about stock options outstanding and exercisable at December 28, 2002 under the combined 2000 Meridian Options and the 2001 Meridian Options:

                             MERIDIAN OPTION PLANS

                                                  OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                          ------------------------------------   ----------------------
                                                         WEIGHTED
                                                          AVERAGE     WEIGHTED                 WEIGHTED
                                                         REMAINING    AVERAGE                  AVERAGE
                                            NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
RANGE OF EXERCISE PRICES                  OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
------------------------                  -----------   -----------   --------   -----------   --------
     $0.25..............................   3,900,000        2.0         $.25      3,900,000      $.25
     $0.30..............................   1,000,000        3.3         $.30             --        --
                                           ---------                              ---------
                                           4,900,000        2.3         $.26             --      $.25
                                           =========        ===         ====      =========      ====

16.  RELATED PARTY TRANSACTIONS

     At December 28, 2002, Richemont Finance S.A. ("Richemont"), a Luxembourg company, owned approximately 21.3% of the Company's Common Stock outstanding and 100% of the Company's Series B Preferred Stock through direct and indirect ownership.

     At December 28, 2002, current and former officers and executives of the Company owed the Company approximately $0.3 million, excluding accrued interest, under the 1993 Executive Equity Incentive Plan. These amounts due to the Company bear interest at rates ranging from 5.54% to 7.75% and are due or will be due during 2003.

     On November 6, 2002, the Company entered into a Compensation Continuation Agreement with Mr. Lengers. See Note 11.

     During October 2002, the Company entered into the Compensation Continuation Agreements with Mr. Lambert, Mr. Harriss and Mr. Contino. See Note 11.

     During September 2002, the Company entered into a severance agreement with Mr. Messina. See Note 11.

     As of September 1, 2002, Mr. Shull and the Company entered into the 2002 Employment Agreement. See Note 11.

     During January 2002, at the time of Mr. Harriss's resignation from the Company as Executive Vice President and Chief Financial Officer, the Company and Mr. Harriss entered into a severance agreement. In connection with Mr. Harriss's appointment as Executive Vice President -- Human Resources and Legal and Secretary of the Company effective December 2, 2002, Mr. Harriss waived his rights to certain payments under such severance agreement.

17.  COMMITMENTS AND CONTINGENCIES

     A class action lawsuit was commenced on March 3, 2000 entitled Edwin L. Martin v. Hanover Direct, Inc. and John Does 1 through 10, bearing case no. CJ2000-177 in the State Court of Oklahoma (District Court in and for Sequoyah County). Plaintiff commenced the action on behalf of himself and a class of persons who have at any time purchased a product from the Company and paid for an "insurance charge." The complaint sets forth claims for breach of contract, unjust enrichment, recovery of money paid absent consideration, fraud and a claim under the New Jersey Consumer Fraud Act. The complaint alleges that the Company charges its customers for delivery insurance even though, among other things, the Company's common carriers already provide insurance and the insurance charge provides no benefit to the Company's customers. Plaintiff also seeks a declaratory judgment as to the validity of the delivery insurance. The damages sought are (i) an order directing the Company to return to the plaintiff and class members the "unlawful revenue" derived from the insurance charges,
(ii) declaring the rights of the parties, (iii) permanently enjoining the Company from imposing the insurance charge, (iv) awarding threefold damages of less than $75,000 per plaintiff and per class member, and (v) attorneys' fees and costs. On April 12, 2001, the Court held a hearing on plaintiff's class certification motion. Subsequent to the April 12, 2001 hearing on plaintiff's class certification motion, plaintiff filed a motion to amend the definition of the class. On July 23, 2001, plaintiff's class certification motion was granted, defining the class as "All persons in the United States who are customers of any catalog or catalog company owned by Hanover Direct, Inc. and who have at any time purchased a product from such company and paid money that was designated to be an "insurance' charge." On August 21, 2001, the Company filed an appeal of the order with the Oklahoma Supreme Court and subsequently moved to stay proceedings in the district court pending resolution of the appeal. The appeal has been fully briefed. At a subsequent status hearing, the parties agreed that issues pertaining to notice to the class would be stayed pending resolution of the appeal, that certain other issues would be subject to limited discovery, and that the issue of a stay for any remaining issues would be resolved if and when such issues arise. Oral argument on the appeal, if scheduled, is not expected until the first half of 2003. The Company believes it has defenses against the claims and plans to conduct a vigorous defense of this action.

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

     A class action lawsuit was commenced on February 13, 2002 entitled Jacq Wilson, suing on behalf of himself, all others similarly situated, and the general public v. Brawn of California, Inc. dba International Male and Undergear, and Does 1-100 ("Brawn") in the Superior Court of the State of California, City and County of San Francisco. Does 1-100 are internet and catalog direct marketers offering a selection of men's clothing, sundries, and shoes who advertise within California and nationwide. The complaint alleges that for at least four years, members of the class have been charged an unlawful, unfair, and fraudulent insurance fee and tax on orders sent to them by Brawn; that Brawn was engaged in untrue, deceptive and misleading advertising in that it was not lawfully required or permitted to collect insurance, tax and sales tax from customers in California; and that Brawn has engaged in acts of unfair competition under the state's Business and Professions Code. Plaintiff and the class seek (i) restitution and disgorgement of all monies wrongfully collected and earned by Brawn, including interest and other gains made on account of these practices, including reimbursement in the amount of the insurance, tax and sales tax collected unlawfully, together with interest, (ii) an order enjoining Brawn from charging customers insurance and tax on its order forms and/or from charging tax on the delivery, shipping and insurance charges, (iii) an order directing Brawn to notify the California State Board of Equalization of the failure to pay the correct amount of tax to the state and to take appropriate steps to provide the state with the information needed for audit, and (iv) compensatory damages, attorneys' fees, pre-judgment interest, and costs of the suit. The claims of the individually named plaintiff and for each member of the class amount to less than $75,000. On April 15, 2002, the Company filed a Motion to Stay the Wilson action in favor of the previously filed Martin action. On May 14, 2002, the Court heard the argument in the Company's Motion to Stay the action in favor of the Oklahoma action, denying the motion. In October 2002, the Court granted the Company's motion for leave to amend the answer. Discovery is proceeding. A mandatory settlement conference has been scheduled for April 4, 2003 and trial is currently scheduled for April 14, 2003. The Company plans to conduct a vigorous defense of this action.

     A class action lawsuit was commenced on February 20, 2002 entitled Argonaut Consumer Rights Advocates Inc., suing on behalf of the General Public v. Gump's By Mail, Inc. ("Gump's"), and Does 1-100 in the Superior Court of the State of California, City and County of San Francisco. The plaintiff is a non-profit public benefit corporation suing under the California Business and Profession Code. Does 1-100 would include persons whose activities include the direct sale of tangible personal property to California consumers including the type of merchandise that Gump's -- the store and the catalog -- sell, by telephone, mail order, and sales through the web sites www.gumpsbymail.com and www.gumps.com. The complaint alleges that for at least four years members of the class have been charged an unlawful, unfair, and fraudulent tax and "sales tax" on their orders in violation of California law and court decisions, including the state Revenue and Taxation Code, Civil Code, and the California Board of Equalization; that Gump's engages in unfair business practices; that Gump's engaged in untrue and misleading advertising in that it was not lawfully required to collect tax and sales tax from customers in California; is not lawfully required or permitted to add tax and sales tax on separately stated shipping or delivery charges to California consumers; and that it does not add the appropriate or applicable or specific correct tax or sales tax to its orders. Plaintiff and the class seek (i) restitution of all tax and sales tax charged by Gump's on each transaction and/or restitution of tax and sales tax charged on the shipping charges; (ii) an order enjoining Gump's from charging customers for tax on orders or from charging tax on the shipping charges; and (iii) attorneys' fees, pre-judgment interest on the sums refunded, and costs of the suit. On April 15, 2002, the Company filed an Answer and Separate Affirmative Defenses to the complaint, generally denying the allegations of the complaint and each and every cause of action alleged, and denying that plaintiff has been damaged or is entitled to any relief whatsoever. On September 19, 2002, the

Company filed a motion for leave to file an amended answer, containing several additional affirmative defenses based on the proposition that the proper defendant in this litigation (if any) is the California State Board of Equalization, not the Company, and that plaintiff failed to exhaust its administrative remedies prior to filing suit. That motion was granted. At the request of the plaintiff, this case was dismissed with prejudice by the court on March 17, 2003.

     A class action lawsuit was commenced on March 5, 2002 entitled Argonaut Consumer Rights Advocates Inc., suing on behalf of the General Public v. Domestications LLC, and Does 1-100 ("Domestications") in the Superior Court of the State of California, City and County of San Francisco. The plaintiff is a non-profit public benefit corporation suing under the California Business and Profession Code. Does 1-100 would include persons responsible for the conduct alleged in the complaint, including the direct sale of tangible personal property to California consumers including the type of merchandise that Domestications sells, by telephone, mail order, and sales through the web site www.domestications.com. The plaintiff claims that for at least four years members of the class have been charged an unlawful, unfair, and fraudulent tax and sales tax for different rates and amounts on the catalog and internet orders on the total amount of goods, tax and sales tax on shipping charges, which are not subject to tax or sales tax under California law, in violation of California law and court decisions, including the state Revenue and Taxation Code, Civil Code, and the California Board of Equalization; that Domestications engages in unfair business practices; and that Domestications engaged in untrue and misleading advertising in that it was not lawfully required to collect tax and sales tax from customers in California. Plaintiff and the class seek (i) restitution of all sums, interest and other gains made on account of these practices; (ii) prejudgment interest on all sums wrongfully collected; (iii) an order enjoining Domestications from charging customers for tax on their orders and/or from charging tax on the shipping charges; and (iv) attorneys' fees and costs of the suit. The Company filed an Answer and Separate Affirmative Defenses to the Complaint, generally denying the allegations of the Complaint and each and every cause of action alleged, and denying that plaintiff has been damaged or is entitled to any relief whatsoever. Discovery is now proceeding. On September 19, 2002, the Company filed a motion for leave to file an amended answer, containing several additional affirmative defenses based on the proposition that the proper defendant in this litigation (if any) is the California State Board of Equalization, not the Company, and that plaintiff failed to exhaust its administrative remedies prior to filing suit. That motion was granted. On February 28, 2003, the Company filed a notice of motion and memorandum of points and authorities in support of its motion for summary judgment setting forth that Plaintiff's claims are without merit and incorrect as a matter of law. At the request of the plaintiff, this case was dismissed with prejudice by the court on March 17, 2003.

     A class action lawsuit was commenced on October 28, 2002 entitled John Morris, individually and on behalf of all other persons & entities similarly situated v. Hanover Direct, Inc., and Hanover Brands, Inc. (referred to here as "Hanover"), No. L 8830-02 in the Superior Court of New Jersey, Bergen
County -- Law Division. The plaintiff brings the action individually and on behalf of a class of all persons and entities in New Jersey who purchased merchandise from Hanover within six years prior to filing of the lawsuit and continuing to the date of judgment. On the basis of a purchase made by plaintiff in August, 2002 of certain clothing from Hanover (which was from a men's division catalog, the only ones which retained the insurance line item in 2002), Plaintiff claims that for at least six years, Hanover maintained a policy and practice of adding a charge for "insurance" to the orders it received and concealed and failed to disclose its policy with respect to all class members. Plaintiff claims that Hanover's conduct was (i) in violation of the New Jersey Consumer Fraud Act, as otherwise deceptive, misleading and unconscionable; (ii) such as to constitute Unjust Enrichment of Hanover at the expense and to the detriment of plaintiff and the class; and (iii) unconscionable per se under the Uniform Commercial Code for contracts related to the sale of goods. Plaintiff and the class seek damages equal to the amount of all insurance charges, interest thereon, treble and punitive damages, injunctive relief, costs and reasonable attorneys' fees, and such other relief as may be just, necessary, and appropriate. On December 13, 2002, the Company filed a Motion to Stay the Morris action in favor of the previously filed Martin action. Plaintiff then filed an Amended Complaint adding International Male as a defendant. The

Company's response to the Amended Complaint was filed on February 5, 2003. Plaintiff's response brief was filed March 17, 2003, and the Company's reply brief is due on March 31, 2003. Hearing on the motion to stay is expected to take place on April 4, 2003. The Company plans to conduct a vigorous defense of this action.

     On June 28, 2001, Rakesh K. Kaul, the Company's former President and Chief Executive Officer, filed a five-count complaint (the "Complaint") in New York State Court against the Company, seeking damages and other relief arising out of his separation of employment from the Company, including severance payments of $2,531,352 plus the cost of employee benefits, attorneys' fees and costs incurred in connection with the enforcement of his rights under his employment agreement with the Company, payment of $298,650 for 13 weeks of accrued and unused vacation, damages in the amount of $3,583,800, or, in the alternative, a declaratory judgment from the court that he is entitled to all change of control benefits under the "Hanover Direct, Inc. Thirty-Six Month Salary Continuation Plan," and damages in the amount of $1,396,066 or $850,000 due to the Company's purported breach of the terms of the "Long-Term Incentive Plan for Rakesh K. Kaul" by failing to pay him a "tandem bonus" he alleges was due and payable to him within the 30 days following his resignation. The Company removed the case to the U.S. District Court for the Southern District of New York on July 25, 2001. Mr. Kaul filed an Amended Complaint ("Amended Complaint") in the U.S. District Court for the Southern District of New York on September 18, 2001. The Amended Complaint repeats many of the claims made in the original Complaint and adds ERISA claims. On October 11, 2001, the Company filed its Answer, Defenses and Counterclaims to the Amended Complaint, denying liability under each and every of Mr. Kaul's causes of action, challenging all substantive assertions, raising several defenses and stating nine counterclaims against Mr. Kaul. The counterclaims include (1) breach of contract; (2) breach of the Non-Competition and Confidentiality Agreement with the Company; (3) breach of fiduciary duty;
(4) unfair competition; and (5) unjust enrichment. The Company seeks damages, including, without limitation, the $341,803 in severance pay and car allowance Mr. Kaul received following his resignation, $412,336 for amounts paid to Mr. Kaul for car allowance and related benefits, the cost of a long-term disability policy, and certain payments made to personal attorneys and consultants retained by Mr. Kaul during his employment, $43,847 for certain services the Company provided and certain expenses the Company incurred, relating to the renovation and leasing of office space occupied by Mr. Kaul's spouse at 115 River Road, Edgewater, New Jersey, the Company's current headquarters, $211,729 on a tax loan to Mr. Kaul outstanding since 1997 and interest, compensatory and punitive damages and attorneys' fees. The case is pending. The discovery period has closed, the Company has moved to amend its counterclaims, and the parties have each moved for summary judgment. The Company seeks summary judgment: dismissing Mr. Kaul's claim for severance under his employment agreement on the ground that he failed to provide the Company with a general release of, among other things, claims for change of control benefits; dismissing Mr. Kaul's claim for attorneys' fees on the grounds that they are not authorized under his employment agreement; dismissing Mr. Kaul's claims related to change in control benefits based on an administrative decision that he is not entitled to continued participation in the plan or to future benefits thereunder; dismissing Mr. Kaul's claim for a tandem bonus payment on the ground that no payment is owing; dismissing Mr. Kaul's claim for vacation payments based on Company policy regarding carry over vacation; and seeking judgment on the Company's counterclaim for unjust enrichment based on Mr. Kaul's failure to pay under a tax note. Mr. Kaul seeks summary judgment: dismissing the Company's defenses and counterclaims relating to a release on the grounds that he tendered a release or that the Company is estopped from requiring him to do so; the Company's defenses and counterclaims relating to his alleged violations of his non-compete and confidentiality obligations on the grounds that he did not breach the obligations as defined in the agreement; and the Company's claims based on his alleged breach of fiduciary duty, including those based on his monthly car allowance payments and the leased space to his wife, on the grounds that he was entitled to the car payments and did not involve himself in or make misrepresentations in connection with the leased space. The Company has concurrently moved to amend its Answer and Counterclaims to state a claim that it had cause for terminating Mr. Kaul's employment based on, among other things, after acquired evidence that Mr. Kaul received a monthly car allowance and other benefits totaling $412,336 that had not been authorized by the Company's Board of Directors and that his wife's lease and related expense was not properly authorized by the Company's Board of Directors, and to clarify or amend the scope of the Company's counterclaims for reimbursement. The briefing on the motions is completed and the parties are awaiting the decision of the Court. No trial date has been set. It is too early to determine the potential outcome, which could have a material impact on the Company's results of operations when resolved in a future period.

     In June 1994, a complaint was filed in the Supreme Court of the State of New York, County of New York, by Donald Schupak, the former President, CEO and Chairman of the Board of Directors of The Horn & Hardart Company, the corporate predecessor to the Company, against the Company and Alan Grant Quasha. The complaint asserted claims for alleged breaches of an agreement dated February 25, 1992 between Mr. Schupak and the Company (the "Agreement"), and for alleged tortious interference with the Agreement by Mr. Quasha. Mr. Schupak sought compensatory damages in an amount, which was estimated to be not more than $400,000, and punitive damages in the amount of $10 million; applicable interest, incidental and consequential damages, plus costs and disbursements, the expenses of the litigation and reasonable attorneys' fees. In addition, based on the alleged breaches of the Agreement by the Company, Mr. Schupak sought a "parachute" payment of approximately $3 million under an earlier agreement with the Company that he allegedly had waived in consideration of the Company's performance of its obligations under the Agreement. The Company filed an answer to the complaint on September 7, 1994. Discovery then commenced and documents were exchanged. Each of the parties filed a motion for summary judgment at the end of 1995, and both motions were denied in the spring of 1996. In April 1996, due to health problems then being experienced by Mr. Schupak, the Court ordered that the case be marked "off calendar" until plaintiff recovered and was able to proceed with the litigation. In September 2002, more than six years later, Mr. Schupak filed a motion to restore the case to the Court's calendar. The Company filed papers in opposition to the motion on October 10, 2002, asserting that the motion should be denied on the ground that plaintiff failed to timely comply with the terms of the Court's order concerning restoration and, alternatively, on the ground of laches. The plaintiff filed reply papers on November 4, 2002. On November 20, 2002, the court denied Schupak's motion to restore the case to the calendar as "unnecessary and moot" on the ground that the case had been improperly marked off calendar in the first instance, ruled that the case therefore remained "active," and fixed a trial date of March 4, 2003. On January 27, 2003, the parties reached agreement fully and finally settling all of Schupak's claims in consideration of a payment by the Company and the exchange of mutual general releases.

     The Company was named as one of 88 defendants in a patent infringement complaint filed on November 23, 2001 by the Lemelson Medical, Education & Research Foundation, Limited Partnership (the "Lemelson Foundation"). The complaint, filed in the U.S. District Court in Arizona, was not served on the Company until March 2002. In the complaint, the Lemelson Foundation accuses the named defendants of infringing seven U.S. patents, which allegedly cover "automatic identification" technology through the defendants' use of methods for scanning production markings such as bar codes. The Company received a letter dated November 27, 2001 from attorneys for the Lemelson Foundation notifying the Company of the complaint and offering a license. The Court entered a stay of the case on March 20, 2002, requested by the Lemelson Foundation, pending the outcome of a related case in Nevada being fought by bar code manufacturers. The trial in the Nevada case began on November 18, 2002 and ended on January 17, 2003. The parties in the Nevada case are now required to submit post trial briefs on or before May 16, 2003, and a decision is expected two months or more thereafter. The Order for the stay in the Lemelson case provides that the Company need not answer the complaint, although it has the option to do so. The Company has been invited to join a common interest/joint-defense group consisting of defendants named in the complaint as well as in other actions brought by the Lemelson Foundation. The Company is currently in the process of analyzing the merits of the issues raised by the complaint, notifying vendors of its receipt of the complaint and letter, evaluating the merits of joining the joint-defense group, and having discussions with attorneys for the Lemelson Foundation regarding the license offer. A preliminary estimate of the royalties and attorneys' fees which the Company may pay if it decides to accept the license offer from the Lemelson Foundation range from about $125,000 to $400,000. The Company has decided to gather further information, but will not agree to a settlement at this time, and thus, has not established a reserve.

     In early March 2003, the Company learned that one of its business units had engaged in certain travel transactions that may have constituted violations under the provisions of U.S. government regulations promulgated pursuant to 50 U.S.C. App. 1-44, which proscribe certain transactions related to travel to certain countries. See Note 19.

     In addition, the Company is involved in various routine lawsuits of a nature, which are deemed customary and incidental to its businesses. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Company's financial position or results of operations.

18.  AMERICAN STOCK EXCHANGE NOTIFICATION

     By letter dated May 2, 2001, the American Stock Exchange (the "Exchange") notified the Company that it was below certain of the Exchange's continued listing guidelines set forth in the Exchange's Company Guide. The Exchange instituted a review of the Company's eligibility for continuing listing of the Company's common stock on the Exchange. On January 17, 2002, the Company received a letter dated January 9, 2002 from the Exchange confirming that the American Stock Exchange determined to continue the Company's listing on the Exchange pending quarterly reviews of the Company's compliance with the steps of its strategic business realignment program. This determination was made subject to the Company's favorable progress in satisfying the Exchange's guidelines for continued listing and to the Exchange's periodic review of the Company's Securities and Exchange Commission and other filings.

     On November 11, 2002, the Company received a letter dated November 8, 2002 from the Exchange updating its position regarding the Company's compliance with certain of the Exchange's continued listing standards as set forth in Part 10 of the Exchange's Company Guide. Although the Company had been making favorable progress in satisfying the Exchange's guidelines for continued listing based on its compliance with the steps of its strategic business realignment program shared with the Exchange in 2001 and updated in 2002, the Exchange informed the Company that it had now become strictly subject to the procedures and requirements of Part 10 of the Company Guide. Specifically, the Company must not fall below the requirements of: (i) Section 1003(a)(i) with shareholders' equity of less than $2,000,000 and losses from continuing operations and/or net losses in two out of its three most recent fiscal years; (ii) Section 1003(a)(ii) with shareholders' equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of its four most recent fiscal years; and (iii) Section 1003(a)(iii) with shareholders' equity of less than $6,000,000 and losses from continuing operations and/or net losses in its five most recent fiscal years. The Exchange requested that the Company submit a plan to the Exchange by December 11, 2002, advising the Exchange of action it has taken, or will take, that would bring it into compliance with the continued listing standards by December 28, 2003. The Company submitted a plan to the Exchange on December 11, 2002, in an effort to maintain the listing of the Company's common stock on the Exchange.

     On January 28, 2003, the Company received a letter from the Exchange confirming that, as of the date of the letter, the Company had evidenced compliance with the requirements necessary for continued listing on the Exchange. Such compliance resulted from a recent rule change by the Exchange approved by the Securities and Exchange Commission related to continued listing on the basis of compliance with total market capitalization or total assets and revenues standards as alternatives to shareholders' equity standards including the requirement that each listed company maintain $ 15 million of public float. The letter is subject to changes in the American Stock Exchange Rules that might supersede the letter or require the Exchange to re-evaluate its position.

19.  REGULATION 50 U.S.C. APP. 1-44 ISSUE

     In early March 2003, the Company learned that one of its business units had engaged in certain travel transactions that may have constituted violations under the provisions of U.S. government regulations promulgated pursuant to 50 U.S.C. App. 1-44, which proscribe certain transactions related to travel to certain countries. The Company immediately commenced an inquiry into the matter, incurred resulting charges, made an initial voluntary disclosure to the appropriate U.S. government agency under its program for such disclosures and will submit to that agency a detailed report on the results of the inquiry. In addition, the Company has taken steps to ensure that all of its business units are acting in compliance with the travel and transaction restrictions and other requirements of all applicable U.S. government programs. Although the Company is uncertain of the extent of the penalties, if any, that may be imposed on it by virtue of the transactions voluntarily disclosed, it does not currently believe that any such penalties will have a material effect on its business or financial condition.

20.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                      FIRST      SECOND     THIRD      FOURTH
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2002
Net revenues.......................................  $109,511   $113,852   $106,030   $128,251
(Loss) income before interest and income taxes.....      (427)     3,232     (2,905)       238
Net (loss) income and comprehensive (loss)
  income...........................................    (1,810)     1,816     (4,212)    (4,924)
Preferred stock dividends and accretion............     2,904      3,503      4,185      4,964
Net loss applicable to common shareholders.........  $ (4,714)  $ (1,687)  $ (8,397)  $ (9,888)
                                                     ========   ========   ========   ========
Net loss per share -- basic and diluted............  $  (0.04)  $  (0.01)  $  (0.06)  $  (0.07)
                                                     ========   ========   ========   ========
2001
Net revenues.......................................  $144,294   $133,507   $117,431   $136,933
(Loss) income before interest and income taxes.....    (5,806)    14,607     (5,325)    (2,672)
Net (loss) income and comprehensive (loss)
  income...........................................    (7,642)    12,732     (6,806)    (4,129)
Preferred stock dividends and accretion............     2,880      2,984      3,092      1,789
Net (loss) income applicable to common
  shareholders.....................................  $(10,522)  $  9,748   $ (9,898)  $ (5,918)
                                                     ========   ========   ========   ========
Net (loss) income per share -- basic and diluted...  $  (0.05)  $   0.05   $  (0.05)  $  (0.03)
                                                     ========   ========   ========   ========

                                  SCHEDULE II

                              HANOVER DIRECT, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                YEARS ENDED DECEMBER 28, 2002, DECEMBER 29, 2001
                             AND DECEMBER 30, 2000
                           (IN THOUSANDS OF DOLLARS)

                                                           COLUMN C
                                                           --------
            COLUMN A                COLUMN B              ADDITIONS               COLUMN D      COLUMN E
---------------------------------  ----------    ----------------------------    ----------    ----------
                                   BALANCE AT    CHARGED TO      CHARGED TO                    BALANCE AT
                                   BEGINNING     COSTS AND     OTHER ACCOUNTS    DEDUCTIONS      END OF
DESCRIPTION                        OF PERIOD      EXPENSES       (DESCRIBE)      (DESCRIBE)      PERIOD
-----------                        ----------    ----------    --------------    ----------    ----------
2002:
Allowance for Doubtful Accounts
  Receivable, Current............   $  2,117      $   304                         $  861(1)     $  1,560
Reserves for Discontinued
  Operations.....................        737           40                            455(2)          322
Special Charges Reserve..........     11,056        4,769                          7,793(3)        8,032
Reserves for Sales Returns.......      2,764          306                          1,182(3)        1,888
Deferred Tax Asset Valuation
  Allowance......................    121,600                     $  6,400(4)                     128,000
2001:
Allowance for Doubtful Accounts
  Receivable, Current............      5,668           91                          3,642(1)        2,117
Reserves for Discontinued
  Operations.....................        588          275                            126(3)          737
Special Charges Reserve..........     13,023        7,963                          9,930(3)       11,056
Reserves for Sales Returns.......      3,371        2,692                          3,299(3)        2,764
Deferred Tax Asset Valuation
  Allowance......................    123,900                         (2,300)(5)                  121,600

2000:
Allowance for Doubtful Accounts
  Receivable, Current............      3,912        4,947                          3,191(1)        5,668
Reserves for Discontinued
  Operations.....................        849                                         261(3)          588
Special Charges Reserve..........      2,299       11,978                          1,254(3)       13,023
Reserves for Sales Returns.......      4,680        6,101                          7,410(3)        3,371
Deferred Tax Asset Valuation
  Allowance......................     97,500                       26,400(5)                     123,900

---------------
(1) Written-off.

(2) Utilization of reserves $(130) and reversal of reserves $(325).

(3) Utilization of reserves.

(4) $3,700 represents an increase in the valuation allowance charged to the deferred income tax provision and the balance represents the net change in the valuation allowance offset by the change in the gross deferred tax asset.

(5) Represents the change in the valuation allowance offset by the change in the gross deferred tax asset.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements with accountants on accounting and financial disclosure.

     The Board of Directors of the Company, upon recommendation of its Audit Committee, ended the engagement of Arthur Andersen LLP ("Arthur Andersen") as the Company's independent public accountants, effective after Arthur Andersen's review of the Company's financial results for the fiscal quarter ended March 30, 2002 and the filing of this Quarterly Report on Form 10-Q for such quarter, and authorized the engagement of KPMG LLP ("KPMG") to serve as the Company's independent public accountants for the fiscal year ending December 28, 2002. Arthur Andersen's report on the Company's 2001 financial statements was issued on March 16, 2002, in conjunction with the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of Directors

     Directors hold office until the next annual meeting or until their successors have been elected or until their earlier death, resignation, retirement, disqualification or removal as provided in the Company's Certificate of Incorporation and Bylaws. On January 10, 2002, the Board of Directors announced the reduction of the number of Directors of the Company from six to five. On January 10, 2002, the Board of Directors announced the appointment of Thomas C. Shull as Chairman of the Company's Board of Directors and the election of E. Pendleton James as a member of the Company's Board of Directors, each filling the vacancies created by the resignation of Eloy Michotte and Alan Grieve and each to serve until the Company's next Annual Shareholders Meeting. On December 20, 2002, the Board of Directors announced the election of Robert H. Masson as a member of the Company's Board of Directors effective January 1, 2003, filling the vacancy created by the resignation of J. David Hakman, effective December 31, 2002.

                                                                                        DIRECTOR
NAME                    AGE                 TITLE AND OTHER INFORMATION                  SINCE
----                    ---                 ---------------------------                 --------
Thomas C. Shull         51     Thomas C. Shull has been Chairman of the Company's         2000
                               Board of Directors since January 10, 2002 and a
                               member of the Board of Directors of the Company and
                               President and Chief Executive Officer of the Company
                               since December 5, 2000. In 1990, Mr. Shull co-founded
                               Meridian Ventures, a venture management and
                               turnaround firm presently based in Connecticut, and
                               has served as chief executive officer since its
                               inception. From 1997 to 1999, he served as President
                               and CEO of Barneys New York, a leading luxury
                               retailer, where he led them out of bankruptcy. From
                               1992 to 1994, Mr. Shull was Executive Vice President
                               of the R.H. Macy Company, Inc., where he was
                               responsible for human resources, information
                               technology, business development, strategic planning
                               and merchandise distribution and led the merger
                               negotiations with Federated Department Stores. Prior
                               to that, he served as a consultant with McKinsey &
                               Company and in the early 1980s as a member of the
                               National Security Council Staff in the Reagan White
                               House.
E. Pendleton James      73     E. Pendleton James has been a director of the Company      2002
                               since January 2002. Mr. James has over thirty years
                               experience in executive search and recently merged
                               his firm, Pendleton James Associates, with Whitehead
                               Mann. He currently serves on the Board of the
                               Citizens for Democracy Corps and is a Trustee for the
                               Center for the Study of the Presidency. Mr. James
                               served as an assistant to Presidents Nixon and
                               Reagan. He is a former member of the Board of
                               Directors of Comsat Corporation, the Metropolitan
                               Life Series Fund, the White House Fellows Commission,
                               the Ronald Reagan Foundation and the USO World Board
                               of Governors.

                                                                                        DIRECTOR
NAME                    AGE                 TITLE AND OTHER INFORMATION                  SINCE
----                    ---                 ---------------------------                 --------
Kenneth J. Krushel      50     Kenneth J. Krushel has been the Executive Vice             1999
                               President of Strategic and Business Development of
                               Blackboard Inc., a provider of e-education software
                               and commerce and access systems, since December 2000.
                               From October 1999 to December 2000, Mr. Krushel was
                               the Chairman and Chief Executive Officer of College
                               Enterprises, Inc. From 1996 to 1999, Mr. Krushel was
                               the Senior Vice President of Strategic Development
                               for NBC Corp. and from 1994 to 1996 was Senior Vice
                               President, Business Development, for King World
                               Productions. Formerly, Mr. Krushel was President and
                               Chief Operating Officer of Think Entertainment and
                               Vice-President of Programming and Marketing for
                               American Cablesystems. Mr. Krushel was elected a
                               director of the Company in May 1999.
Robert H. Masson        67     Robert H. Masson served as Senior Vice President,          2003
                               Finance and Administration and Vice President and
                               Chief Financial Officer of Parsons & Whittemore,
                               Inc., a global pulp and paper manufacturer, from May
                               1990 until his retirement June 30, 2002. Prior
                               thereto, Mr. Masson held various executive, financial
                               and treasury roles with The Ford Motor Company,
                               Knutson Construction Company, Ellerbe, PepsiCo, Inc.
                               and Combustion Engineering (now part of the ABB
                               Group). Mr. Masson was elected a director of the
                               Company effective January 1, 2003.
Basil P. Regan          62     Basil P. Regan has been the General Partner of Regan       2001
                               Partners, L.P., a limited partnership that invests
                               primarily in turnaround companies and special
                               situations, since December 1989. He has been
                               President of Regan Fund Management Ltd. since October
                               1995, which manages Regan Partners, L.P., Regan Fund
                               International, L.P. and Super Hedge Fund, L.P. From
                               1986 to 1989, Mr. Regan was Vice President and
                               Director of Equity Research of Reliance Group
                               Holdings. Mr. Regan was elected a director of the
                               Company in August 2001.

     (b) Identification of Executive Officers

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

     During September 2002, Charles F. Messina resigned as Executive Vice President, Chief Administrative Officer and Secretary of the Company.

     Effective December 2, 2002, Brian C. Harriss was appointed Executive Vice President -- Human Resources and Legal and Secretary of the Company.

                                                                                      OFFICE HELD
NAME                    AGE                TITLE AND OTHER INFORMATION                   SINCE
----                    ---                ---------------------------                -----------
Thomas C. Shull         51     President and Chief Executive Officer and a member        2000
                               of the Board of Directors since December 5, 2000.
                               Chairman of the Board since January 10, 2002. In
                               1990, Mr. Shull co-founded Meridian Ventures, a
                               venture management and turnaround firm presently
                               based in Connecticut, and has served as chief
                               executive officer since its inception. From 1997 to
                               1999, he served as President and Chief Executive
                               Officer of Barneys New York, a leading luxury
                               retailer, where he led them out of bankruptcy. From
                               1992 to 1994, Mr. Shull was Executive Vice
                               President of the R.H. Macy Company, Inc., where he
                               was responsible for human resources, information
                               technology, business development, strategic
                               planning and merchandise distribution and led the
                               merger negotiations with Federated Department
                               Stores. Prior to that, he served as a consultant
                               with McKinsey & Company and in the early 1980s as a
                               member of the National Security Council Staff in
                               the Reagan White House.
Edward M. Lambert       42     Executive Vice President and Chief Financial              2002
                               Officer since January 28, 2002. From July 2001
                               until January 28, 2002, Mr. Lambert served as an
                               advisor to the Company. In 1990, Mr. Lambert
                               co-founded Meridian Ventures, a venture management
                               and turnaround firm presently based in Connecticut,
                               and served as a Managing Director until December
                               2000. From 1998 to 1999, he served as Chief
                               Financial Officer of Barneys New York, a leading
                               luxury retailer, and from 1993 to 1994, he served
                               as Executive Vice President of Applied Solar Energy
                               Corporation, a space systems manufacturer.
Michael D. Contino      42     Executive Vice President and Chief Operating              2001
                               Officer since April 25, 2001. Senior Vice President
                               and Chief Information Officer from December 1996 to
                               April 25, 2001 and President of Keystone Internet
                               Services, Inc. (now Keystone Internet Services,
                               LLC) since November 2000. Mr. Contino joined the
                               Company in 1995 as Director of Computer Operations
                               and Telecommunications. Prior to 1995, Mr. Contino
                               was the Senior Manager of IS Operations at New
                               Hampton, Inc., a subsidiary of Spiegel, Inc.

                                                                                      OFFICE HELD
NAME                    AGE                TITLE AND OTHER INFORMATION                   SINCE
----                    ---                ---------------------------                -----------
Brian C. Harriss        54     Executive Vice President -- Human Resources and           2002
                               Legal and Secretary since December 2002. Executive
                               Advisor to the Chairman of the Company from January
                               28, 2002 to December 2002, and Executive Vice
                               President and Chief Financial Officer from June
                               1999 to January 28, 2002. From 1998 to 1999, Mr.
                               Harriss was a Managing Director of Dailey Capital
                               Management, LP, a venture capital fund, and Chief
                               Operating Officer of E-Bidding Inc., an Internet
                               e-commerce freight Web site. From 1997 to 1998, Mr.
                               Harriss served as the Vice President of Corporate
                               Development at the Reader's Digest Association,
                               Inc. From 1994 to 1996, Mr. Harriss was the Chief
                               Financial Officer of the Thompson Minwax Company.
                               Prior thereto, Mr. Harriss held various financial
                               positions with Cadbury Schweppes PLC, Tambrands,
                               Inc. and PepsiCo, Inc.
William C. Kingsford    56     Vice President and Corporate Controller since May         1997
                               1997. Prior to May 1997, Mr. Kingsford was Vice
                               President and Chief Internal Auditor at Melville
                               Corporation.
Frank J. Lengers        46     Vice President, Treasurer since October 2000. Mr.         2000
                               Lengers joined the Company in November 1988 as an
                               Internal Audit Manager. From 1990 to 1994, Mr.
                               Lengers served as Manager of Corporate Treasury
                               Operations. In 1994, he was promoted to Director of
                               Treasury Operations and in 1997 to Assistant
                               Treasurer, a position he held until October 2000.
                               Prior to joining the Company, Mr. Lengers held
                               various audit positions with R.H. Macy & Co. and
                               The Metropolitan Museum of Art.
Steven Lipner           54     Vice President, Taxation since October 2000. Mr.          2000
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

     (c) Audit Committee Financial Expert

     The Company's Board of Directors has determined that the Company has at least one "audit committee financial expert" serving on the Audit Committee of the Board of Directors who is "independent" of management within the definition of such term in the Securities Exchange Act of 1934, as amended, and the listing requirements of the American Stock Exchange. Robert H. Masson, a member of the Board of Directors and the Chairman of its Audit Committee, is the "audit committee financial expert" serving on the Company's Audit Committee.

     (d) Code of Ethics

     The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer and other persons performing similar functions. A copy of the code of ethics has been filed as an Exhibit to this Annual Report on Form 10-K.

     (e) Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires officers, directors and beneficial owners of more than 10% of the Company's shares to file reports with the Securities and Exchange Commission and the American Stock Exchange. Based solely on a review of the reports and representations furnished to the

Company during the last fiscal year by such persons, the Company believes that each of these persons is in compliance with all applicable filing requirements except for Messrs. Kingsford, Lengers and Lipner, who each failed to file one report in a timely fashion.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 14.  CONTROLS AND PROCEDURES

     Within 90 days prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14c and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of the Company's disclosure controls and procedures were effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

                                                                           PAGE
                                                                           NO.
                                                                           ----
         1.  Index to Financial Statements
             Report of Independent Public Accountants -- Hanover Direct,
             Inc. and
             Subsidiaries Financial Statements...........................   38
             Consolidated Balance Sheets as of December 28, 2002 and
             December 29, 2001...........................................   39
             Consolidated Statements of Income (Loss) for the years ended
             December 28, 2002, December 29, 2001 and December 30,
             2000........................................................   40
             Consolidated Statements of Cash Flows for the years ended
             December 28, 2002, December 29, 2001 and December 30,
             2000........................................................   41
             Consolidated Statements of Shareholders' Deficiency for the
             years ended December 28, 2002, December 29, 2001 and
             December 30, 2000...........................................   42
             Notes to Consolidated Financial Statements for the years
             ended December 28, 2002, December 29, 2001 and December 30,
             2000........................................................   43
             Supplementary Data:
             Selected quarterly financial information (unaudited) for the two fiscal years ended December 28, 2002 and December 29,
             2001........................................................   82
         2.  Index to Financial Statement Schedule
             Schedule II -- Valuation and Qualifying Accounts for the
             years ended December 28, 2002, December 29, 2001 and
             December 30, 2000...........................................   83
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

     (b) Reports on Form 8-K:

        1.1 Form 8-K, filed October 2, 2002 -- reporting pursuant to Item 5 of such Form the appointment of Mr. Brian C. Harriss as Executive Vice President -- Human Resources and Legal and Secretary of the Company, effective December 2, 2002, and the resignation of Charles F. Messina as Executive Vice President, Chief Administrative Officer and Secretary of the Company, effective September 30, 2002.

        1.2 Form 8-K, filed October 2, 2002 -- reporting pursuant to Item 5 of such Form the integration of the Company's Domestications and The Company Store divisions.

        1.3 Form 8-K, filed October 30, 2002 -- reporting pursuant to Item 5 of such Form that pursuant to a previously signed, ordinary course, multi-year strategic alliance with Amazon.com, Amazon.com had begun to offer Hanover Direct merchandise to some customers through a preview site on Amazon.com.

        1.4 Form 8-K, filed November 6, 2002 -- reporting pursuant to Item 5 of such Form scheduling information regarding its conference call with management to review the fiscal year 2002 third quarter and nine months operating results.

        1.5 Form 8-K, filed November 7, 2002 -- reporting pursuant to Item 5 of such Form the issuance of two press releases announcing that, pursuant to a previously signed, ordinary course, multi-year strategic alliance with Amazon.com, Amazon.com had begun to offer the Company's merchandise to all its customers through the formal launch of its Apparel & Accessories Store.

        1.6 Form 8-K, filed November 7, 2002 -- reporting pursuant to Item 5 of such Form scheduling information regarding its conference call with management to review the fiscal year 2002 third quarter and year-to-date operating results.

        1.7 Form 8-K, filed November 8, 2002 -- reporting pursuant to Item 9 of such Form a change to previous guidance given by the Company regarding the anticipated level of its EBITDA and sales for its 2002 fiscal year to $7 million in EBITDA and $450 million in sales.

        1.8 Form 8-K, filed November 8, 2002 -- reporting pursuant to Item 9 of such Form the issuance of a press release announcing operating results for the thirteen and thirty-nine weeks ended September 28, 2002.

        1.9 Form 8-K, filed November 12, 2002 -- reporting pursuant to Item 9 of such Form an unofficial transcript of its conference call with management to review the fiscal year 2002 first half operating results and a press release announcing operating results for the thirteen and twenty-six weeks ended June 29, 2002.

        1.10 Form 8-K, filed November 21, 2002 -- reporting pursuant to Item 5 of such Form the receipt by the Company of a letter from the American Stock Exchange (the "Exchange") updating its position regarding the Company's compliance with certain of the Exchange's continued listing standards as set forth in Part 10 of the Amex Company Guide.

        1.11 Form 8-K, filed November 21, 2002 -- reporting pursuant to Item 5 of such Form the conclusion by the Company's management and Board of Directors that it is unlikely that the Company will be able to accumulate sufficient capital, surplus, or other assets under Delaware corporate law or to obtain sufficient debt financing to either redeem at least 811,056 shares of the Series B Preferred Stock by August 31, 2003, or redeem all of the shares of Series B Preferred Stock by August 31, 2005.

        1.12 Form 8-K, filed December 30, 2002 -- reporting pursuant to Item 5 of such Form the election of Mr. Robert H. Masson as a member of the Board of Directors of the Company effective January 1, 2003, and the resignation of Mr. J. David Hakman as a member of the Board of Directors of the Company effective December 31, 2002.

        1.13 Form 8-K, filed January 29, 2003 -- reporting pursuant to Item 5 of such Form the issuance of a press release announcing unaudited revenue results for the fiscal year ended December 28, 2002 and the expansion of the Company's brand offerings with Amazon.com during the first quarter of 2003.

        1.14 Form 8-K, filed January 30, 2003 -- reporting pursuant to Item 5 of such Form the receipt of a letter from the American Stock Exchange (the "Exchange") confirming that, as of the date of the letter, the Company had evidenced compliance with the requirements necessary for continued listing on the Exchange.

        1.15 Form 8-K, filed March 20, 2003 -- reporting pursuant to Item 5 of such Form scheduling information regarding its conference call with management to review the fiscal year 2002 operating results.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 25, 2003                     HANOVER DIRECT, INC.
                                          (Registrant)

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

Board of Directors:




                 /s/ THOMAS C. SHULL
-----------------------------------------------------
                Thomas C. Shull, Director



                /s/ ROBERT H. MASSON
-----------------------------------------------------
                 Robert H. Masson, Director



                 /s/ BASIL P. REGAN
-----------------------------------------------------
                 Basil P. Regan, Director



               /s/ E. PENDLETON JAMES
-----------------------------------------------------
                E. Pendleton James, Director



               /s/ KENNETH J. KRUSHEL
-----------------------------------------------------
                Kenneth J. Krushel, Director

Date:  March 25, 2003

                                 CERTIFICATIONS

I, Edward M. Lambert, certify that:

     1. I have reviewed this annual report on Form 10-K of Hanover Direct, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ EDWARD M. LAMBERT
                                          --------------------------------------
                                                    Edward M. Lambert
                                               Executive Vice President and
                                                 Chief Financial Officer

Date:  March 25, 2003

                                 CERTIFICATIONS

I, Thomas C. Shull, certify that:

     1. I have reviewed this annual report on Form 10-K of Hanover Direct, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ THOMAS C. SHULL
                                          --------------------------------------
                                                     Thomas C. Shull
                                          President and Chief Executive Officer

Date:  March 25, 2003

                                 EXHIBIT INDEX

EXHIBIT NUMBER
 ITEM 601 OF
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE
--------------  -----------------------------------------------------------------------
     2.1        Letter agreement, dated December 21, 1999, between the Company and FAR
                Services, LLC. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 25, 1999.
     2.2        The Shopper's Edge, LLC Purchase Agreement, dated as of December 25,
                1999, between Hanover Brands, Inc. and Far Services, LLC. Incorporated
                by reference to the Company's Annual Report on Form 10-K for the year ended December 25, 1999.
     2.3        Asset Purchase Agreement, dated as of June 13, 2001, among the Company,
                LWI Holdings, Inc., HSN LP, HSN Improvements, LLC and HSN Catalog
                Services, Inc. Incorporated by reference to the Company's Current
                Report on Form 8-K filed August 9, 2001.
     2.4        Amendment No. 1, dated as of June 20, 2001, to the Asset Purchase
                Agreement, dated as of June 13, 2001, among the Company, LWI Holdings,
                Inc., HSN LP, HSN Improvements, LLC and HSN Catalog Services, Inc.
                Incorporated by reference to the Company's Current Report on Form 8-K filed August 9, 2001.
     2.5        Agreement, dated as of December 19, 2001, between the Company and
                Richemont. Incorporated by reference to the Company's Current Report on
                Form 8-K filed December 20, 2001.
     3.1        Restated Certificate of Incorporation. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 28,
                1996.
     3.2        Certificate of Correction filed to correct a certain error in the
                Restated Certificate of Incorporation. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 26,
                1998.
     3.3        Certificate of Amendment to Certificate of Incorporation dated May 28,
                1999. Incorporated by reference to the Company's Annual Report on Form
                10-K for the year ended December 25, 1999.
     3.4        Certificate of Correction Filed to Correct a Certain Error in the
                Restated Certificate of Incorporation dated August 26, 1999.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 25, 1999.
     3.5        Certificate of Designations, Powers, Preferences and Rights of Series A
                Cumulative Participating Preferred Stock. Incorporated by reference to the Company's Current Report on Form 8-K filed August 30, 2000.
     3.6        Certificate of Designations, Powers, Preferences and Rights of Series A
                Cumulative Participating Preferred Stock. Incorporated by reference to the Company's Current Report on Form 8-K filed August 30, 2000.
     3.7        Certificate of the Designations, Powers, Preferences and Rights of
                Series B Participating Preferred Stock. Incorporated by reference to the Company's Current Report on Form 8-K filed December 20, 2001.
     3.8        Certificate of Elimination of the Series A Cumulative Participating
                Preferred Stock. Incorporated by reference to the Company's Current
                Report on Form 8-K filed December 20, 2001.
     3.9        By-laws. Incorporated by reference to the Company's Quarterly Report on
                Form 10-Q for the quarterly period ended September 27, 1997.
     4.1        Registration Rights Agreement between the Company and Richemont dated as of August 23, 2000. Incorporated by reference to the Company's
                Current Report on Form 8-K filed August 30, 2000.

EXHIBIT NUMBER
 ITEM 601 OF
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE
--------------  -----------------------------------------------------------------------
     10.1       Registration Rights Agreement between the Company and Rakesh K. Kaul, dated as of August 23, 1996. Incorporated by reference to the Company's
                Annual Report on Form 10-K for the year ended December 28, 1996.
     10.2       Form of Indemnification Agreement among the Company* and each of the
                Company's directors and executive officers. Incorporated by reference to the Company's* Current Report on Form 8-K dated October 25, 1991.
     10.3       Hanover Direct, Inc. Savings Plan as amended. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January
                1, 1994.
     10.4       Restricted Stock Award Plan. Incorporated by reference to the
                Company's* Registration Statement on Form S-8 filed on February 24,
                1993, Registration No. 33-58760.
     10.5       All Employee Equity Investment Plan. Incorporated by reference to the
                Company's* Registration Statement on Form S-8 filed on February 24,
                1993, Registration No. 33-58756.
     10.6       Executive Equity Incentive Plan, as amended. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
                28, 1996.
     10.7       Form of Supplemental Retirement Plan. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended January 1,
                1994.
     10.8       1996 Stock Option Plan, as amended. Incorporated by reference to the
                Company's 1997 Proxy Statement.
     10.9       1999 Stock Option Plan for Directors. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 25,
                1999.
    10.10       2000 Management Stock Option Plan. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 25,
                1999.
    10.11       2002 Stock Option Plan for Directors. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 29,
                2001.
    10.12       Amendment No. 1 to 2002 Stock Option Plan for Directors. FILED
                HEREWITH.
    10.13       Form of Stock Option Agreement under 2002 Stock Option Plan for
                Directors. FILED HEREWITH.
    10.14       Hanover Direct, Inc. Key Executive Eighteen Month Compensation
                Continuation Plan. Incorporated by reference to the Company's Quarterly
                Report on Form 10-Q for the quarterly period ended March 31, 2001.
    10.15       Amendment No. 1 to the Hanover Direct, Inc. Key Executive Eighteen
                Month Compensation Continuation Plan, dated as of June 1, 2001.
                Incorporated by reference to the Company's Quarterly Report on Form
                10-Q for the quarterly period ended June 30, 2001.
    10.16       Amendment No. 2 to the Hanover Direct, Inc. Key Executive Eighteen
                Month Compensation Continuation Plan, effective as of August 1, 2001.
                Incorporated by reference to the Company's Quarterly Report on Form
                10-Q for the quarterly period ended March 30, 2002.
    10.17       Hanover Direct, Inc. Key Executive Twelve Month Compensation
                Continuation Plan. Incorporated by reference to the Company's Quarterly
                Report on Form 10-Q for the quarterly period ended March 31, 2001.

EXHIBIT NUMBER
 ITEM 601 OF
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE
--------------  -----------------------------------------------------------------------
    10.18       Amendment No. 1 to the Hanover Direct, Inc. Key Executive Twelve Month
                Compensation Continuation Plan, effective as of August 1, 2001.
                Incorporated by reference to the Company's Quarterly Report on Form
                10-Q for the quarterly period ended March 30, 2002.
    10.19       Hanover Direct, Inc. Key Executive Six Month Compensation Continuation
                Plan. Incorporated by reference to the Company's Quarterly Report on
                Form 10-Q for the quarterly period ended March 31, 2001.
    10.20       Amendment No. 1 to the Hanover Direct, Inc. Key Executive Six Month
                Compensation Continuation Plan, effective as of August 1, 2001.
                Incorporated by reference to the Company's Quarterly Report on Form
                10-Q for the quarterly period ended March 30, 2002.
    10.21       Hanover Direct, Inc. Directors Change of Control Plan. Incorporated by
                reference to the Company's Quarterly Report on Form 10-Q for the
                quarterly period ended March 31, 2001.
    10.22       Amendment No. 1 to the Hanover Direct, Inc. Directors Change of Control
                Plan, effective as of August 1, 2001. Incorporated by reference to the
                Company's Quarterly Report on Form 10-Q for the quarterly period ended
                March 30, 2002.
    10.23       Loan and Security Agreement dated as of November 14, 1995 by and among
                Congress Financial Corporation ("Congress"), HDPA, Brawn, Gump's by
                Mail, Gump's, The Company Store, Inc. ("The Company Store") , Tweeds,
                Inc. ("Tweeds"), LWI Holdings, Inc. ("LWI"), Aegis Catalog Corporation
                ("Aegis"), Hanover Direct Virginia, Inc. ("HDVA") and Hanover Realty
                Inc. ("Hanover Realty"). Incorporated by reference to the Company's
                Annual Report on Form 10-K for the year ended December 30, 1995.
    10.24       First Amendment to Loan and Security Agreement dated as of February 22,
                1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.25       Second Amendment to Loan and Security Agreement dated as of April 16,
                1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.26       Third Amendment to Loan and Security Agreement dated as of May 24, 1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The Company
                Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC. Incorporated
                by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.27       Fourth Amendment to Loan and Security Agreement dated as of May 31,
                1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.28       Fifth Amendment to Loan and Security Agreement dated as of September
                11, 1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

EXHIBIT NUMBER
 ITEM 601 OF
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE
--------------  -----------------------------------------------------------------------
    10.29       Sixth Amendment to Loan and Security Agreement dated as of December 5,
                1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.30       Seventh Amendment to Loan and Security Agreement dated as of December
                18, 1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.31       Eighth Amendment to Loan and Security Agreement dated as of March 26,
                1997 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 26, 1998.
    10.32       Ninth Amendment to Loan and Security Agreement dated as of April 18,
                1997 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 26, 1998.
    10.33       Tenth Amendment to Loan and Security Agreement dated as of October 31,
                1997 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 26, 1998.
    10.34       Eleventh Amendment to Loan and Security Agreement dated as of March 25,
                1998 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 26, 1998.
    10.35       Twelfth Amendment to Loan and Security Agreement dated as of September
                30, 1998 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 25, 1999.
    10.36       Thirteenth Amendment to Loan and Security Agreement dated as of
                September 30, 1998 by and among Congress, HDPA, Brawn, Gump's by Mail,
                Gump's, The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and
                TAC. Incorporated by reference to the Company's Annual Report on Form
                10-K for the year ended December 25, 1999.
    10.37       Fourteenth Amendment to Loan and Security Agreement dated as of
                February 28, 2000 by and among Congress, HDPA, Brawn, Gump's by Mail,
                Gump's, The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and
                TAC. Incorporated by reference to the Company's Annual Report on Form
                10-K for the year ended December 25, 1999.
    10.38       Fifteenth Amendment to Loan and Security Agreement dated as of March
                24, 2000 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                LWI, HDVA, Hanover Realty, The Company Store Factory, Inc., The Company
                Office, Inc., Keystone Internet Services, Inc., Tweeds, LLC,
                Silhouettes, LLC, Hanover Company Store, LLC and Domestications, LLC.
                Incorporated by reference to the Company's Quarterly Report on Form
                10-Q for the quarterly period ended March 25, 2000.

EXHIBIT NUMBER
 ITEM 601 OF
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE
--------------  -----------------------------------------------------------------------
    10.39       Sixteenth Amendment to Loan and Security Agreement dated as of August
                8, 2000 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                LWI, HDVA, Hanover Realty, The Company Store Factory, Inc., The Company
                Office, Inc., Keystone Internet Services, Inc., Tweeds, LLC,
                Silhouettes, LLC, Hanover Company Store, LLC and Domestications, LLC.
                Incorporated by reference to the Company's Quarterly Report on Form
                10-Q for the quarterly period ended June 24, 2000.
    10.40       Seventeenth Amendment to Loan and Security Agreement dated as of
                January 5, 2001 by and among Congress, HDPA, Brawn, Gump's by Mail,
                Gump's, LWI, HDVA, Hanover Realty, The Company Store Factory, Inc., The
                Company Office, Inc., Keystone Internet Services, Inc., Tweeds, LLC,
                Silhouettes, LLC, Hanover Company Store, LLC and Domestications, LLC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 30, 2000.
    10.41       Eighteenth Amendment to Loan and Security Agreement, dated as of
                November 12, 2001, among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                LWI, HDVA, Hanover Realty, The Company Store Factory, Inc., The Company
                Office, Inc., Keystone Internet Services, Inc., Tweeds, LLC,
                Silhouettes, LLC, Hanover Company Store, LLC and Domestications, LLC.
                Incorporated by reference to the Company's Quarterly Report on Form
                10-Q for the quarterly period ended September 29, 2001.
    10.42       Nineteenth Amendment to Loan and Security Agreement, dated as of
                December 18, 2001, by and among Congress, HDPA, Brawn, Gump's by Mail,
                Gump's, LWI, HDVA, Hanover Realty, The Company Store Factory, Inc., The
                Company Office, Inc., Keystone Internet Services, Inc., Tweeds, LLC,
                Silhouettes, LLC, Hanover Company Store, LLC and Domestications, LLC.
                Incorporated by reference to the Company's Current Report on Form 8-K filed December 20, 2001.
    10.43       Twentieth Amendment to Loan and Security Agreement, dated as of March
                5, 2002, by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                HDVA, Hanover Realty, The Company Store Factory, Inc., The Company
                Office, Inc., Keystone Internet Services, Inc., Silhouettes, LLC,
                Hanover Company Store, LLC and Domestications, LLC. Incorporated by
                reference to the Company's Annual Report on Form 10-K for the year ended December 29, 2001.
    10.44       Twenty-first Amendment to Loan and Security Agreement, dated as of
                March   , 2002, among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                HDVA, Hanover Realty, The Company Store Factory, Inc., The Company
                Office, Inc., Keystone Internet Services, Inc., Silhouettes, LLC,
                Hanover Company Store, LLC and Domestications, LLC. Incorporated by
                reference to the Company's Annual Report on Form 10-K for the year ended December 29, 2001.
    10.45       Twenty-second Amendment to Loan and Security Agreement, dated as of
                August 16, 2002, among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                HDVA, Hanover Realty, The Company Store Factory, Inc., The Company
                Office, Inc., Silhouettes, LLC, Hanover Company Store, LLC,
                Domestications, LLC and Keystone Internet Services, Inc. Incorporated
                by reference to the Company's Quarterly Report on Form 10-Q for the
                quarterly period ended June 29, 2002.

EXHIBIT NUMBER
 ITEM 601 OF
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE
--------------  -----------------------------------------------------------------------
    10.46       Twenty-third Amendment to Loan and Security Agreement, dated as of
                December 27, 2002, among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                HDVA, Hanover Realty, The Company Store Factory, Inc., The Company
                Office, Inc., Silhouettes, LLC, Hanover Company Store, LLC,
                Domestications, LLC, Keystone Internet Services, Inc., Keystone
                Internet Services, LLC and The Company Store Group, LLC. FILED
                HEREWITH.
    10.47       Twenty-fourth Amendment to Loan and Security Agreement, dated as of
                February 28, 2003, among Congress, Brawn, Gump's by Mail, Gump's,
                Hanover Realty, The Company Store Factory, Inc., The Company Office,
                Inc., Silhouettes, LLC, Hanover Company Store, LLC, Domestications,
                LLC, Keystone internet Services, LLC and The Company Store Group, LLC.
                FILED HEREWITH.
    10.48       Long-Term Incentive Plan for Rakesh K. Kaul. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
                28, 1996.
    10.49       Short-Term Incentive Plan for Rakesh K. Kaul. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
                28, 1996.
    10.50       Tandem Option Plan dated as of August 23, 1996 between the Company and
                Rakesh K. Kaul. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.51       Closing Price Option dated as of August 23, 1996 between the Company and Rakesh K. Kaul. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.52       Performance Price Option dated as of August 23, 1996 between the
                Company and Rakesh K. Kaul. Incorporated by reference to the Company's
                Annual Report on Form 10-K for the year ended December 28, 1996.
    10.53       Six-Year Stock Option dated as of August 23, 1996 between NAR and
                Rakesh K. Kaul. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.54       Seven-Year Stock Option dated as of August 23, 1996 between NAR and
                Rakesh K. Kaul. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.55       Eight-Year Stock Option dated as of August 23, 1996 between NAR and
                Rakesh K. Kaul. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.56       Nine-Year Stock Option dated as of August 23, 1996 between NAR and
                Rakesh K. Kaul. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December 28, 1996.
    10.57       Account Purchase and Credit Card Marketing and Services Agreement,
                dated as of March 9, 1999, between the Company and Capital One
                Services, Inc. and Capital One Bank. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 25,
                1999.
    10.58       Addendum to Account Purchase and Credit Card Marketing and Services
                Agreement, dated as of July 7, 1999, between the Company and Capital
                One Services, Inc. and Capital One Bank. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
                29, 2001.
    10.59       Employment Agreement dated as of March 6, 2000 between the Company and
                Rakesh K. Kaul. Incorporated by reference to the Company's Quarterly
                Report on Form 10-Q for the quarterly period ended March 25, 2000.

EXHIBIT NUMBER
 ITEM 601 OF
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE
--------------  -----------------------------------------------------------------------
    10.60       Credit Agreement, dated as of March 24, 2000, by and among the Company,
                HDPA, Brawn, Gump's By Mail, Gump's, LWI, HDVA, Keystone Internet
                Services, Inc., Tweeds, LLC, Silhouettes, LLC, Hanover Company Store,
                LLC, Domestications, LLC and Richemont. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2000.
    10.61       Subordination Agreement dated as of March 24, 2000, between Congress and Richemont. Incorporated by reference to the Company's Quarterly
                Report on Form 10-Q for the quarterly period ended March 25, 2000.
    10.62       Letter Agreement, dated as of March 24, 2000, between Richemont and
                Congress. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2000.
    10.63       Amended and Restated Stock Option Agreement dated as of April 14, 2000 between the Company and Rakesh K. Kaul. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2000.
    10.64       Stock Option Agreement dated as of April 14, 2000 between erizon, Inc.
                and Rakesh K. Kaul. Incorporated by reference to the Company's
                Quarterly Report on Form 10-Q for the quarterly period ended March 25,
                2000.
    10.65       Hanover Direct, Inc. Key Executive Thirty-Six Month Compensation
                Continuation Plan. Incorporated by reference to the Company's Quarterly
                Report on Form 10-Q for the quarterly period ended March 25, 2000.
    10.66       Hanover Direct, Inc. Key Executive Twenty-Four Month Compensation
                Continuation Plan. Incorporated by reference to the Company's Quarterly
                Report on Form 10-Q for the quarterly period ended March 25, 2000.
    10.67       Intercompany Services Agreement by and between erizon, Inc. and Hanover
                Brands, Inc. Incorporated by reference to the Company's Quarterly
                Report on Form 10-Q for the quarterly period ended June 24, 2000.
    10.68       Amendment to Intercompany Services Agreement by and between Hanover
                Brands, Inc. and erizon, Inc. effective as of December 27, 2000.
                Incorporated by reference to the Company's Current Report on Form 8-K filed January 22, 2001.
    10.69       Commitment Letter dated August 7, 2000 between the Company and
                Richemont. Incorporated by reference to the Company's Current Report on
                Form 8-K filed August 10, 2000.
    10.70       Securities Purchase Agreement between the Company and Richemont dated as of August 23, 2000. Incorporated by reference to the Company's
                Current Report on Form 8-K filed August 30, 2000.
    10.71       Services Agreement dated as of December 5, 2000 among Meridian
                Ventures, LLC, Thomas C. Shull and the Company. Incorporated by
                reference to the Company's Annual Report on Form 10-K for the year ended December 30, 2000.
    10.72       Stock Option Agreement made as of December 5, 2000 by the Company in favor of Thomas C. Shull. FILED HEREWITH.
    10.73       Amendment No. 1 dated as of September 1, 2002 to Stock Option Agreement between the Company and Thomas C. Shull. FILED HEREWITH.
    10.74       First Amendment of Services Agreement made as of the 23rd day of April
                2001, by and among the Company, Thomas C. Shull and Meridian Ventures,
                LLC. Incorporated by reference to the Company's Quarterly Report on
                Form 10-Q for the quarterly period ended March 31, 2001.

EXHIBIT NUMBER
 ITEM 601 OF
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE
--------------  -----------------------------------------------------------------------
    10.75       Letter Agreement dated as of April 30, 2001 between the Company, Thomas
                C. Shull and Meridian Ventures, LLC. Incorporated by reference to the
                Company's Quarterly Report on Form 10-Q for the quarterly period ended
                March 31, 2001.
    10.76       Agreement dated May 14, 2001 between Hanover Direct, Inc. and Thomas C.
                Shull. Incorporated by reference to the Company's Quarterly Report on
                Form 10-Q for the quarterly period ended September 29, 2001.
    10.77       Amendment No. 1 to Agreement dated May 14, 2001 between Hanover Direct,
                Inc. and Thomas C. Shull. Incorporated by reference to the Company's
                Quarterly Report on Form 10-Q for the quarterly period ended June 29,
                2002.
    10.78       Services Agreement dated as of August 1, 2001 by and among Meridian
                Ventures, LLC, Thomas C. Shull and the Company. Incorporated by
                reference to the Company's Quarterly Report on Form 10-Q for the
                quarterly period ended September 29, 2001.
    10.79       Services Agreement dated as of December 14, 2001 by and among Meridian
                Ventures, LLC, Thomas C. Shull and the Company. Incorporated by
                reference to the Company's Current Report on Form 8-K filed December
                14, 2001.
    10.80       Amendment No. 1 of Services Agreement made as of the 23rd day of April,
                2002, by and among the Company, Thomas C. Shull and Meridian Ventures,
                LLC. Incorporated by reference to the Company's Quarterly Report on
                Form 10-Q for the quarterly period ended March 30, 2002.
    10.81       Stock Option Agreement made as of December 14, 2001 by the Company in favor of Thomas C. Shull. FILED HEREWITH.
    10.82       Amendment No. 1 dated as of September 1, 2002 to Stock Option Agreement between the Company and Thomas C. Shull. FILED HEREWITH.
    10.83       Employment Agreement dated as of September 1, 2002 between Thomas C.
                Shull and the Company. Incorporated by reference to the Company's
                Quarterly Report on Form 10-Q for the quarterly period ended June 29,
                2002.
    10.84       Amendment No. 1 to Employment Agreement dated as of September 1, 2002 between Thomas C. Shull and the Company. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002.
    10.85       Final form of letter agreement between the Company and certain Level 8 executive officers. Incorporated by reference to the Company's
                Quarterly Report on Form 10-Q for the quarterly period ended September
                28, 2002.
    10.86       Form of Transaction Bonus Letter. FILED HEREWITH.
    10.87       Agreement, dated as of December 19, 2001, between the Company and
                Richemont. Incorporated by reference to the Company's Current Report on
                Form 8-K filed December 20, 2001.
    10.88       Release, dated December 19, 2001, executed by the Company in favor of
                Richemont and others. Incorporated by reference to the Company's
                Current Report on Form 8-K filed December 20, 2001.
    10.89       Indemnification Agreement, dated as of December 19, 2001 between the
                Company and Richemont. Incorporated by reference to the Company's
                Current Report on Form 8-K filed December 20, 2001.
    10.90       Hanover Direct, Inc. Savings and Retirement Plan, as amended and restated as of July 1, 1999. Incorporated by reference to the Company's
                Annual Report on Form 10-K for the year ended December 29, 2001.
    10.91       First Amendment to the Hanover Direct, Inc. Savings and Retirement
                Plan, effective March 1, 2002. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 29,
                2001.

EXHIBIT NUMBER
 ITEM 601 OF
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE
--------------  -----------------------------------------------------------------------
    10.92       Hanover Direct, Inc. and Subsidiaries Code of Ethics. FILED HEREWITH.
     21.1       Subsidiaries of the Registrant. FILED HEREWITH.
     23.1       Consent of Independent Public Accountants. FILED HEREWITH.
     99.1       Certification signed by Thomas C. Shull. FILED HEREWITH.
     99.2       Certification signed by Edward M. Lambert. FILED HEREWITH.

---------------
* Hanover Direct, Inc., a Delaware corporation, is the successor by merger to The Horn & Hardart Company and The Hanover Companies.