Form 10-Q
period 2003-03-29
HANOVER DIRECT INC
filed 2003-05-12
CIK 320333

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 29, 2003
                         Commission file number 1-12082

                              HANOVER DIRECT, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   13-0853260
       ---------------------------            ---------------------------------
        (State of incorporation)              (IRS Employer Identification No.)

115 RIVER ROAD, BUILDING 10, EDGEWATER, NEW JERSEY                     07020
--------------------------------------------------                 ------------
    (Address of principal executive offices)                        (Zip Code)

                                 (201) 863-7300
                                 --------------
                               (Telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X    NO __

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). YES __    NO X

Common stock, par value $.66 2/3 per share: 138,315,800 shares outstanding (excluding treasury shares) as of May 9, 2003.

                              HANOVER DIRECT, INC.

                                TABLE OF CONTENTS

                                                                                                                   Page
                                                                                                                   ----
Part I - Financial Information

    Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets -
         March 29, 2003 and December 28, 2002 ...................................................................    2

       Condensed Consolidated Statements of Income (Loss) - 13- weeks ended
         March 29, 2003 and March 30, 2002 ......................................................................    4

       Condensed Consolidated Statements of Cash Flows - 13- weeks ended
         March 29, 2003 and March 30, 2002.......................................................................    5

       Notes to Condensed Consolidated Financial Statements......................................................    6

    Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition and
         Results of Operations...................................................................................   18

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........................................   25

    Item 4.  Controls and Procedures.............................................................................   25

Part II - Other Information

    Item 1.  Legal Proceedings...................................................................................   26

    Item 5.  Other Information...................................................................................   30

    Item 6.  Exhibits and Reports on Form 8-K....................................................................   32

    Signatures...................................................................................................   33

    Certifications...............................................................................................   34

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                                        MARCH 29,         DECEMBER 28,
                                                                                          2003               2002
                                                                                       -----------        ------------
                                                                                       (UNAUDITED)
                               ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                         $   2,594          $      785
      Accounts receivable, net                                                             13,580              16,945
      Inventories                                                                          53,425              53,131
      Prepaid catalog costs                                                                17,222              13,459
      Other current assets                                                                  4,016               3,967
                                                                                        ---------          ----------
         Total Current Assets                                                              90,837              88,287
                                                                                        ---------          ----------
PROPERTY AND EQUIPMENT, AT COST:
      Land                                                                                  4,395               4,395
      Buildings and building improvements                                                  18,208              18,205
      Leasehold improvements                                                                9,915               9,915
      Furniture, fixtures and equipment                                                    56,632              56,094
                                                                                        ---------          ----------
                                                                                           89,150              88,609
      Accumulated depreciation and amortization                                           (60,570)            (59,376)
                                                                                        ---------          ----------
         Property and equipment, net                                                       28,580              29,233
                                                                                        ---------          ----------
Goodwill, net                                                                               9,278               9,278
Deferred tax asset                                                                         13,600              12,400
Other assets                                                                                  263                 902
                                                                                        ---------          ----------
         Total Assets                                                                   $ 142,558          $  140,100
                                                                                        =========          ==========

                             Continued on next page.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                                        MARCH 29,         DECEMBER 28,
                                                                                          2003               2002
                                                                                       -----------        ------------
                                                                                       (UNAUDITED)
              LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
     Current portion of long-term debt and capital lease obligations                    $  29,423          $    3,802
     Accounts payable                                                                      44,581              42,873
     Accrued liabilities                                                                   19,964              26,351
     Customer prepayments and credits                                                       6,900               4,722
     Deferred tax liability                                                                 2,300               1,100
                                                                                        ---------          ----------
              Total Current Liabilities                                                   103,168              78,848
                                                                                        ---------          ----------
NON-CURRENT LIABILITIES:
     Long-term debt                                                                            25              21,327
     Other                                                                                  5,804               6,387
                                                                                        ---------          ----------
              Total Non-current Liabilities                                                 5,829              27,714
                                                                                        ---------          ----------
              Total Liabilities                                                           108,997             106,562
                                                                                        ---------          ----------
SERIES B REDEEMABLE PREFERRED STOCK, authorized, issued and outstanding
     1,622,111 shares at March 29, 2003 and December 28, 2002; liquidation preference
     was $98,203 and $92,379 at March 29, 2003 and December 28, 2002                       95,664              92,379
SHAREHOLDERS' DEFICIENCY:
     Common Stock, $.66 2/3 par value, authorized 300,000,000 shares;
        140,436,729 shares issued at March 29, 2003 and December 28, 2002                  93,625              93,625
     Capital in excess of par value                                                       334,053             337,507
     Accumulated deficit                                                                 (486,435)           (486,627)
                                                                                        ---------          ----------
                                                                                          (58,757)            (55,495)
                                                                                        ---------          ----------
Less:
     Treasury stock, at cost (2,120,929 shares at March 29, 2003 and
        December 28, 2002)                                                                 (2,996)             (2,996)
     Notes receivable from sale of Common Stock                                              (350)               (350)
                                                                                        ---------          ----------
              Total Shareholders' Deficiency                                              (62,103)            (58,841)
                                                                                        ---------          ----------
              Total Liabilities and Shareholders' Deficiency                            $ 142,558          $  140,100
                                                                                        =========          ==========

            See notes to Condensed Consolidated Financial Statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                    FOR THE 13- WEEKS ENDED
                                                                                                  ---------------------------
                                                                                                  MARCH 29,         MARCH 30,
                                                                                                     2003             2002
                                                                                                  ---------         ---------
NET REVENUES                                                                                      $ 102,474         $ 109,511
                                                                                                  ---------         ---------

OPERATING COSTS AND EXPENSES:
     Cost of sales and operating expenses                                                            65,539            71,163
     Special charges                                                                                    277               233
     Selling expenses                                                                                24,453            24,620
     General and administrative expenses                                                             11,278            12,420
     Depreciation and amortization                                                                    1,183             1,502
                                                                                                  ---------         ---------
                                                                                                    102,730           109,938
                                                                                                  ---------         ---------

LOSS FROM OPERATIONS                                                                                   (256)             (427)
     Gain on sale of Improvements                                                                     1,911                 -
                                                                                                  ---------         ---------

INCOME (LOSS) BEFORE INTEREST AND INCOME TAXES                                                        1,655              (427)
     Interest expense, net                                                                            1,448             1,353
                                                                                                  ---------         ---------

INCOME (LOSS) BEFORE INCOME TAXES                                                                       207            (1,780)
     Provision for state income taxes                                                                    15                30
                                                                                                  ---------         ---------

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)                                                       192            (1,810)
     Preferred stock dividends and accretion                                                          3,632             2,904
                                                                                                  ---------         ---------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                                                        $  (3,440)        $  (4,714)
                                                                                                  =========         =========

NET LOSS PER COMMON SHARE:
     Net loss per common share - basic and diluted                                                $    (.02)        $    (.03)
                                                                                                  =========         =========
     Weighted average common shares outstanding - basic (thousands)                                 138,316           138,225
                                                                                                  =========         =========
     Weighted average common shares outstanding - diluted (thousands)                               138,316           138,225
                                                                                                  =========         =========

            See notes to Condensed Consolidated Financial Statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                                   FOR THE 13- WEEKS ENDED
                                                                                                  ---------------------------
                                                                                                  MARCH 29,         MARCH 30,
                                                                                                     2003             2002
                                                                                                  ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                                 $     192         $  (1,810)
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
     Depreciation and amortization, including deferred fees                                           1,680             1,847
     Provision for doubtful accounts                                                                    179                 -
     Special charges                                                                                     16                 -
     Gain on the sale of Improvements                                                                (1,911)                -
     Gain on the sale of property and equipment                                                          (2)                -
     Compensation expense related to stock options                                                      177               317
Changes in assets and liabilities:
     Accounts receivable                                                                              3,186             5,154
     Inventories                                                                                       (294)            3,459
     Prepaid catalog costs                                                                           (3,763)           (2,043)
     Accounts payable                                                                                 1,708            (6,599)
     Accrued liabilities                                                                             (6,387)           (4,232)
     Customer prepayments and credits                                                                 2,178             1,284
     Other, net                                                                                        (455)             (798)
                                                                                                  ---------         ---------
Net cash used by operating activities                                                                (3,496)           (3,421)
                                                                                                  ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property and equipment                                                            (546)              (88)
     Proceeds from sale of Improvements                                                               2,000                 -
     Costs related to the early release of escrow funds                                                 (89)                -
     Proceeds from disposal of property and equipment                                                     2                 -
                                                                                                  ---------         ---------
Net cash provided (used) by investing activities                                                      1,367               (88)
                                                                                                  ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under Congress revolving loan facility                                            5,270             4,239
     Payments under Congress Tranche A term loan facility                                              (497)             (497)
     Payments under Congress Tranche B term loan facility                                              (450)             (268)
     Payments of long-term debt and capital lease obligations                                            (4)              (62)
     Payment of debt issuance costs                                                                     (34)                -
     Payment of estimated Richemont tax obligation on Series B Preferred Stock dividends               (347)                -
                                                                                                  ---------         ---------
Net cash provided by financing activities                                                             3,938             3,412
                                                                                                  ---------         ---------
Net increase (decrease) in cash and cash equivalents                                                  1,809               (97)
Cash and cash equivalents at the beginning of the year                                                  785             1,121
                                                                                                  ---------         ---------
Cash and cash equivalents at the end of the period                                                $   2,594         $   1,024
                                                                                                  =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
     Interest                                                                                     $     806         $     831
     Income taxes                                                                                 $     196         $      75
Non-cash investing and financing activities:
     Series B Preferred Stock redemption price increase                                           $   3,285         $   2,904
     Tandem share expirations                                                                     $       -         $      55

            See notes to Condensed Consolidated Financial Statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Reference should be made to the annual financial statements, including the footnotes thereto, included in the Hanover Direct, Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended December 28, 2002. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial condition, results of operations and cash flows of the Company and its consolidated subsidiaries for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform to the current year presentation. Pursuant to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the consolidated operations of the Company are reported as one segment.

2.       ACCUMULATED DEFICIENCY RESTRICTIONS

         The Company is restricted from paying dividends at any time on its Common Stock or from acquiring its capital stock by certain debt covenants contained in agreements to which the Company is a party.

3.       NET LOSS PER COMMON SHARE

         Net loss per common share is computed using the weighted average number of common shares outstanding in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("FAS 128"). The weighted average number of shares used in the calculation for both basic and diluted net loss per common share was 138,315,800 for the 13-week period ended March 29, 2003 and 138,225,031 for the 13-week period ended March 30, 2002. Diluted net loss per common share equals basic net loss per common share as the inclusion of potentially dilutive securities would have an anti-dilutive impact on the dilutive calculation as a result of the net losses incurred during the 13-week periods ended March 29, 2003 and March 30, 2002. Currently, all potentially dilutive securities consist of options to purchase shares of the Company's common stock that have been issued and are outstanding. Outstanding options to purchase 14.5 million and 9.2 million shares of the Company's common stock at prices ranging from $0.20 to $3.50 for the 13-week periods ended March 29, 2003 and March 30, 2002, respectively, were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive. Of these options, 10,037 and 1,990,310 had exercise prices below the average price of a common share for the 13-week periods ended March 29, 2003 and March 30, 2002, respectively.

4.       COMMITMENTS AND CONTINGENCIES

          A class action lawsuit was commenced on March 3, 2000 entitled Edwin
L. Martin v. Hanover Direct, Inc. and John Does 1 through 10, bearing case no. CJ2000-177 in the State Court of Oklahoma (District Court in and for Sequoyah County). Plaintiff commenced the action on behalf of himself and a class of persons who have at any time purchased a product from the Company and paid for an "insurance charge." The complaint sets forth claims for breach of contract, unjust enrichment, recovery of money paid absent consideration, fraud and a claim under the New Jersey Consumer Fraud Act. The complaint alleges that the Company charges its customers for delivery insurance even though, among other things, the Company's common carriers already provide insurance and the insurance charge provides no benefit to the Company's customers. Plaintiff also seeks a declaratory judgment as to the validity of the delivery insurance. The damages sought are (i) an order directing the Company to return to the plaintiff and class members the "unlawful revenue" derived from the insurance charges,
(ii) declaring the rights of the parties, (iii) permanently enjoining the Company from imposing the insurance charge, (iv) awarding threefold damages of less than $75,000 per plaintiff and per class member, and (v) attorneys' fees and costs. On April 12, 2001, the Court held a hearing on plaintiff's class certification motion. Subsequent to the April 12, 2001 hearing on plaintiff's class certification motion, plaintiff filed a motion to amend the definition of the class. On July 23, 2001, plaintiff's class certification motion was granted, defining the class as "All persons in the United States who are customers of any catalog or catalog company owned by Hanover Direct, Inc. and who have at any time purchased a product from such company and paid money that was designated to be an 'insurance' charge." On August 21, 2001, the Company filed an appeal of the order with the Oklahoma Supreme Court and subsequently moved to stay proceedings in the District Court pending resolution of the appeal. The appeal has been fully briefed. At a subsequent status hearing, the parties agreed that issues pertaining to notice to the class would be stayed pending resolution of the appeal, that certain other issues would be subject to limited discovery, and that the issue of a stay for any remaining issues would be resolved if and when such issues arise. The Oklahoma Supreme Court has not yet ruled on the pending appeal. Oral argument on the appeal, if scheduled, was expected during the first half of 2003 but has yet to be scheduled by the Court. The Company believes it has defenses against the claims and plans to conduct a vigorous defense of this action.

         On August 15, 2001, the Company was served with a summons and four-count complaint filed in Superior Court for the City and County of San Francisco, California, entitled Teichman v. Hanover Direct, Inc., Hanover Brands, Inc., Hanover Direct Virginia, Inc., and Does 1-100. The complaint was filed by a California resident, seeking damages and other relief for herself and a class of all others similarly situated, arising out of the insurance fee charged by catalogs and Internet sites operated by subsidiaries of the Company. Defendants, including the Company, have filed motions to dismiss based on a lack of personal jurisdiction over them. In January 2002, plaintiff sought leave to name six additional entities: International Male, Domestications Kitchen & Garden, Silhouettes, Hanover Company Store, Kitchen & Home, and Domestications as co-defendants. On March 12, 2002, the Company was served with the First Amended Complaint in which plaintiff named as defendants the Company, Hanover Brands, Hanover Direct Virginia, LWI Holdings, Hanover Company Store, Kitchen and Home, and Silhouettes. On April 15, 2002, the Company filed a Motion to Stay the Teichman action in favor of the previously filed Martin action and also filed a Motion to quash service of summons for lack of personal jurisdiction on behalf of defendants Hanover Direct, Inc., Hanover Brands, and Hanover Direct Virginia. On May 14, 2002, the Court (1) granted the Company's Motion to quash service on behalf of Hanover Direct, Hanover Brands, and Hanover Direct Virginia, leaving only LWI Holdings, Hanover Company Store, Kitchen & Home, and Silhouettes, as defendants, and (2) granted the Company's Motion to Stay the action in favor of the previously filed Oklahoma action, so nothing will proceed on this case against the remaining entities until the Oklahoma case is decided. The Company believes it has defenses against the claims and plans to conduct a vigorous defense of this action.

         A lawsuit was commenced as both a class action and for the benefit of the general public on February 13, 2002 entitled Jacq Wilson, suing on behalf of himself, all others similarly situated, and the general public v. Brawn of California, Inc. dba International Male and Undergear, and Does 1-100 ("Brawn") in the Superior Court of the State of California, City and County of San Francisco. Does 1-100 are allegedly Internet and catalog direct marketers offering a selection of men's clothing, sundries, and shoes who advertise within California and nationwide. The complaint alleges that for at least four years members of the class and the general public have been charged an unlawful, unfair and fraudulent insurance fee and tax on orders sent to them by Brawn; that Brawn was engaged in untrue, deceptive and misleading advertising in that it was not lawfully required or permitted to collect an insurance fee, tax and sales tax from customers in California; and that Brawn has engaged in acts of unfair competition under the state's Business and Professions Code. Plaintiff seeks (i) restitution and disgorgement of all monies wrongfully collected and earned by Brawn, including interest and other gains made on account of these practices, including reimbursement in the amount of the insurance fee, tax and sales tax collected unlawfully, together with interest, (ii) an order enjoining Brawn from charging customers the insurance fee and tax on its order forms and/or from charging tax on the delivery, shipping and insurance charges, (iii) an order directing Brawn to notify the California State Board of Equalization of the failure to pay the correct amount of tax to the state and to take appropriate steps to provide the state with the information needed for audit, and (iv) compensatory damages, attorneys' fees, pre-judgment interest and costs of the suit. The Plaintiff alleged that the claims of the individually named plaintiff and for each member of the class amount to less than $75,000. On April 15, 2002, the Company filed a Motion to Stay the Wilson action in favor of the previously filed Martin action. On May 14, 2002, the Court heard the argument on the Company's Motion to Stay the action in favor of the Martin action, denying the Motion. In October 2002, the Court granted the Company's Motion for leave to amend the answer. Discovery is completed. A mandatory settlement conference was held on April 7, 2003 and a bench trial took place from April 14 through 17, 2003. At the bench trial, Plaintiff withdrew the class action allegations and continued to proceed individually and on behalf of the general public pursuant to California Business and Professions Code Section 17200 et seq. Post-trial briefing should be completed in the third quarter of 2003. No date for decision has been set by the Court. The Company plans to continue its vigorous defense of this action.

         A class action lawsuit was commenced on February 20, 2002 entitled Argonaut Consumer Rights Advocates Inc., suing on behalf of the General Public
v. Gump's By Mail, Inc. ("Gump's"), and Does 1-100 in the Superior Court of the State of California, City and County of San Francisco. The plaintiff is a non-profit public benefit corporation suing under the California Business and Professions Code. Does 1-100 would include persons whose activities include the direct sale of tangible personal property to California consumers including the type of merchandise that Gump's -- the store and the catalog -- sells, by telephone, mail order, and sales through the web sites www.gumpsbymail.com and www.gumps.com. The complaint alleges that for at least four years members of the class have been charged an unlawful, unfair, and fraudulent tax and "sales tax" on their orders in violation of California law and court decisions, including the state Revenue and Taxation Code, Civil Code, and the California Board of Equalization; that Gump's engages in unfair business practices; that Gump's engaged in untrue and misleading advertising in that it was not lawfully required to collect tax and sales tax from customers in California; that it is not lawfully required or permitted to add tax and sales tax on separately stated shipping or delivery charges to California consumers; and that it does not add the appropriate or applicable or specific correct tax or sales tax to its orders. Plaintiff and the class seek (i) restitution of all tax and sales tax charged by Gump's on each transaction and/or restitution of tax and sales tax charged on the shipping charges; (ii) an order enjoining Gump's from charging customers for tax on orders or from charging tax on the shipping charges; and
(iii) attorneys' fees, pre-judgment interest on the sums refunded, and costs of the suit. On April 15, 2002, the Company filed an Answer and Separate Affirmative Defenses to the Complaint, generally denying the allegations of the Complaint and each and every cause of action alleged, and denying that plaintiff has been damaged or is entitled to any relief whatsoever. On September 19, 2002, the Company filed a Motion for leave to file an amended answer, containing several additional affirmative defenses based on the proposition that the proper defendant in this litigation (if any) is the California State Board of Equalization, not the Company, and that plaintiff failed to exhaust its administrative remedies prior to filing suit. That motion was granted. On March 17, 2003, the Court granted Plaintiff's Request for Dismissal and the case was dismissed with prejudice.

         A class action lawsuit was commenced on March 5, 2002 entitled Argonaut Consumer Rights Advocates Inc., suing on behalf of the General Public v. Domestications LLC, and Does 1-100 ("Domestications") in the Superior Court of the State of California, City and County of San Francisco. The plaintiff is a non-profit public benefit corporation suing under the California Business and Professions Code. Does 1-100 would include persons responsible for the conduct alleged in the complaint, including the direct sale of tangible personal property to California consumers including the type of merchandise that Domestications sells, by telephone, mail order, and sales through the web site www.domestications.com. The plaintiff claims that for at least four years members of the class have been charged an unlawful, unfair, and fraudulent tax and sales tax for different rates and amounts on the catalog and Internet orders on the total amount of goods, tax and sales tax on shipping charges, which are not subject to tax or sales tax under California law, in violation of California law and court decisions, including the state Revenue and Taxation Code, Civil Code, and the California Board of Equalization; that Domestications engages in unfair business practices; and that Domestications engaged in untrue and misleading advertising in that it was not lawfully required to collect tax and sales tax from customers in California. Plaintiff and the class seek (i) restitution of all sums, interest and other gains made on account of these practices; (ii) prejudgment interest on all sums wrongfully collected; (iii) an order enjoining Domestications from charging customers for tax on their orders and/or from charging tax on the shipping charges; and (iv) attorneys' fees and costs of the suit. The Company filed an Answer and Separate Affirmative Defenses to the Complaint, generally denying the allegations of the Complaint and each and every cause of action alleged, and denying that plaintiff has been damaged or is entitled to any relief whatsoever. On September 19, 2002, the Company filed a Motion for leave to file an amended answer, containing several additional affirmative defenses based on the proposition that the proper defendant in this litigation (if any) is the California State Board of Equalization, not the Company, and that plaintiff failed to exhaust its administrative remedies prior to filing suit. That motion was granted. On February 28, 2003, the Company filed a notice of Motion and memorandum of points and authorities in support of its Motion for summary judgment setting forth that Plaintiff's claims are without merit and incorrect as a matter of law. On March 17, 2003, the Court granted Plaintiff's Request for Dismissal and the case was dismissed with prejudice.

         A class action lawsuit was commenced on October 28, 2002 entitled John Morris, individually and on behalf of all other persons & entities similarly situated v. Hanover Direct, Inc., and Hanover Brands, Inc. (referred to here as "Hanover"), No. L 8830-02 in the Superior Court of New Jersey, Bergen County -- Law Division. The plaintiff brings the action individually and on behalf of a class of all persons and entities in New Jersey who purchased merchandise from Hanover within six years prior to filing of the lawsuit and continuing to the date of judgment. On the basis of a purchase made by plaintiff in August 2002 of certain clothing from Hanover (which was from a men's division catalog, the only one which retained the insurance line item in 2002), Plaintiff claims that for at least six years, Hanover maintained a policy and practice of adding a charge for "insurance" to the orders it received and concealed and failed to disclose its policy with respect to all class members. Plaintiff claims that Hanover's conduct was (i) in violation of the New Jersey Consumer Fraud Act, as otherwise deceptive, misleading and unconscionable; (ii) such as to constitute Unjust Enrichment of Hanover at the expense and to the detriment of plaintiff and the class; and (iii) unconscionable per se under the Uniform Commercial Code for contracts related to the sale of goods. Plaintiff and the class seek damages equal to the amount of all insurance charges, interest thereon, treble and punitive damages, injunctive relief, costs and reasonable attorneys' fees, and such other relief as may be just, necessary, and appropriate. On December 13, 2002, the Company filed a Motion to Stay the Morris action in favor of the previously filed Martin action. Plaintiff then filed an Amended Complaint adding International Male as a defendant. The Company's response to the Amended Complaint was filed on February 5, 2003. Plaintiff's response brief was filed on March 17, 2003, and the Company's reply brief was filed on March 31, 2003. Hearing on the Company's Motion to Stay is scheduled for May 9, 2003. The Company plans to conduct a vigorous defense of this action.

         On June 28, 2001, Rakesh K. Kaul, the Company's former President and Chief Executive Officer, filed a five-count complaint (the "Complaint") in New York State Court against the Company, seeking damages and other relief arising out of his separation of employment from the Company, including severance payments of $2,531,352 plus the cost of employee benefits, attorneys' fees and costs incurred in connection with the enforcement of his rights under his employment agreement with the Company, payment of $298,650 for 13 weeks of accrued and unused vacation, damages in the amount of $3,583,800, or, in the alternative, a declaratory judgment from the court that he is entitled to all change of control benefits under the "Hanover Direct, Inc. Thirty-Six Month Salary Continuation Plan," and damages in the amount of $1,396,066 or $850,000 due to the Company's purported breach of the terms of the "Long-Term Incentive Plan for Rakesh K. Kaul" by failing to pay him a "tandem bonus" he alleges was due and payable to him within the 30 days following his resignation. The Company removed the case to the U.S. District Court for the Southern District of New York on July 25, 2001. Mr. Kaul filed an Amended Complaint ("Amended Complaint") in the U.S. District Court for the Southern District of New York on September 18, 2001. The Amended Complaint repeats many of the claims made in the original Complaint and adds ERISA claims. On October 11, 2001, the Company filed its Answer, Defenses and Counterclaims to the Amended Complaint, denying liability under each and every of Mr. Kaul's causes of action, challenging all substantive assertions, raising several defenses and stating nine counterclaims against Mr. Kaul. The counterclaims include (1) breach of contract; (2) breach of the Non-Competition and Confidentiality Agreement with the Company; (3) breach of fiduciary duty; (4) unfair competition; and (5) unjust enrichment. The Company seeks damages, including, without limitation, the $341,803 in severance pay and car allowance Mr. Kaul received following his resignation, $412,336 for amounts paid to Mr. Kaul for car allowance and related benefits, the cost of a long-term disability policy, and certain payments made to personal attorneys and consultants retained by Mr. Kaul during his employment, $43,847 for certain services the Company provided and certain expenses the Company incurred, relating to the renovation and leasing of office space occupied by Mr. Kaul's spouse at 115 River Road, Edgewater, New Jersey, the Company's current headquarters, $211,729 on a tax loan to Mr. Kaul outstanding since 1997 and interest, compensatory and punitive damages and attorneys' fees. The case is pending. The discovery period has closed, the Company has moved to amend its counterclaims, and the parties have each moved for summary judgment. The Company seeks summary judgment: dismissing Mr. Kaul's claim for severance under his employment agreement on the ground that he failed to provide the Company with a general release of, among other things, claims for change of control benefits; dismissing Mr. Kaul's claim for attorneys' fees on the ground that they are not authorized under his employment agreement; dismissing Mr. Kaul's claims related to change in control benefits based on an administrative decision that he is not entitled to continued participation in the plan or to future benefits thereunder; dismissing Mr. Kaul's claim for a tandem bonus payment on the ground that no payment is owing; dismissing Mr. Kaul's claim for vacation payments based on Company policy regarding carry over vacation; and seeking judgment on the Company's counterclaim for unjust enrichment based on Mr. Kaul's failure to pay under a tax note. Mr. Kaul seeks summary judgment: dismissing the Company's defenses and counterclaims relating to a release on the grounds that he tendered a release or that the Company is estopped from requiring him to do so; dismissing the Company's defenses and counterclaims relating to his alleged violations of his non-compete and confidentiality obligations on the ground that he did not breach the obligations as defined in the agreement; and dismissing the Company's claims based on his alleged breach of fiduciary duty, including those based on his monthly car allowance payments and the leased space to his wife, on the ground that he was entitled to the car payments and did not involve himself in or make misrepresentations in connection with the leased space. The Company has concurrently moved to amend its Answer and Counterclaims to state a claim that it had cause for terminating Mr. Kaul's employment based on, among other things, after acquired evidence that Mr. Kaul received a monthly car allowance and other benefits totaling $412,336 that had not been authorized by the Company's Board of Directors and that his wife's lease and related expense was not properly authorized by the Company's Board of Directors, and to clarify or amend the scope of the Company's counterclaims for reimbursement. The briefing on the motions is completed and the parties are awaiting the decision of the Court. No trial date has been set. It is too early to determine the potential outcome, which could have a material impact on the Company's results of operations when resolved in a future period.

         In June 1994, a complaint was filed in the Supreme Court of the State of New York, County of New York, by Donald Schupak, the former President, CEO and Chairman of the Board of Directors of The Horn & Hardart Company, the corporate predecessor to the Company, against the Company and Alan Grant Quasha. The complaint asserted claims for alleged breaches of an agreement dated February 25, 1992 between Mr. Schupak and the Company (the "Agreement"), and for alleged tortious interference with the Agreement by Mr. Quasha. Mr. Schupak sought compensatory damages in an amount, which was estimated to be not more than $400,000, and punitive damages in the amount of $10 million; applicable interest, incidental and consequential damages, plus costs and disbursements, the expenses of the litigation and reasonable attorneys' fees. In addition, based on the alleged breaches of the Agreement by the Company, Mr. Schupak sought a "parachute" payment of approximately $3 million under an earlier agreement with the Company that he allegedly had waived in consideration of the Company's performance of its obligations under the Agreement. The Company filed an answer to the complaint on September 7, 1994. Discovery then commenced and documents were exchanged. Each of the parties filed a motion for summary judgment at the end of 1995, and both motions were denied in the spring of 1996. In April 1996, due to health problems then being experienced by Mr. Schupak, the Court ordered that the case be marked "off calendar" until plaintiff recovered and was able to proceed with the litigation. In September 2002, more than six years later, Mr. Schupak filed a motion to restore the case to the Court's calendar. The Company filed papers in opposition to the motion on October 10, 2002, asserting that the motion should be denied on the ground that plaintiff failed to timely comply with the terms of the Court's order concerning restoration and, alternatively, on the ground of laches. The plaintiff filed reply papers on November 4, 2002. On November 20, 2002, the court denied Mr. Schupak's motion to restore the case to the calendar as "unnecessary and moot" on the ground that the case had been improperly marked off calendar in the first instance, ruled that the case therefore remained "active," and fixed a trial date of March 4, 2003. On January 27, 2003, the parties reached agreement fully and finally settling all of Mr. Schupak's claims in consideration of a payment by the Company and the exchange of mutual general releases. The Stipulation and Order of Dismissal with Prejudice was signed by counsel on February 11, 2003 and ordered by the Judge and filed in the clerk's office on February 28, 2003.

         The Company was named as one of 88 defendants in a patent infringement complaint filed on November 23, 2001 by the Lemelson Medical, Education & Research Foundation, Limited Partnership (the "Lemelson Foundation"). The complaint, filed in the U.S. District Court in Arizona, was not served on the Company until March 2002. In the complaint, the Lemelson Foundation accuses the named defendants of infringing seven U.S. patents, which allegedly cover "automatic identification" technology through the defendants' use of methods for scanning production markings such as bar codes. The Company received a letter dated November 27, 2001 from attorneys for the Lemelson Foundation notifying the Company of the complaint and offering a license. The Court entered a stay of the case on March 20, 2002, requested by the Lemelson Foundation, pending the outcome of a related case in Nevada being fought by bar code manufacturers. The trial in the Nevada case began on November 18, 2002 and ended on January 17, 2003. The parties in the Nevada case are now required to submit post trial briefs on or before May 16, 2003, and a decision is expected two months or more thereafter. The Order for the stay in the Lemelson case provides that the Company need not answer the complaint, although it has the option to do so. The Company has been invited to join a common interest/joint-defense group consisting of defendants named in the complaint as well as in other actions brought by the Lemelson Foundation. The Company is currently in the process of analyzing the merits of the issues raised by the complaint, notifying vendors of its receipt of the complaint and letter, evaluating the merits of joining the joint-defense group, and having discussions with attorneys for the Lemelson Foundation regarding the license offer. A preliminary estimate of the royalties and attorneys' fees which the Company may pay if it decides to accept the license offer from the Lemelson Foundation range from approximately $125,000 to $400,000. The Company has decided to gather further information, but will not agree to a settlement at this time, and, thus, has not established a reserve.

         In early March 2003, the Company learned that one of its business units had engaged in certain travel transactions that may have constituted violations under the provisions of U.S. government regulations promulgated pursuant to 50 U.S.C. App. 1-44, which proscribe certain transactions related to travel to certain countries. See Note 12.

         In addition, the Company is involved in various routine lawsuits of a nature that are deemed customary and incidental to its businesses. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Company's financial position or results of operations.

5.       SPECIAL CHARGES

         In December 2000, the Company began a strategic business realignment program that resulted in the recording of special charges for severance, facility exit costs and asset write-offs. Special charges recorded in fiscal years 2002, 2001 and 2000 relating to the strategic business realignment program were $4.4 million, $11.3 million and $19.1 million, respectively. The actions related to the strategic business realignment program were taken in an effort to direct the Company's resources primarily towards a loss reduction strategy and a return to profitability.

         In the first quarter of 2003, special charges were recorded in the amount of $0.3 million. These charges consisted primarily of additional severance costs associated with the Company's strategic business realignment program.

         As of the end of the first quarter of 2003, a liability of approximately $3.2 million was included within Accrued Liabilities and a liability of approximately $4.2 million was included within Other Non-Current Liabilities. These liabilities relate to future payments in connection with the Company's strategic business realignment program and consist of the following (in thousands):

                                                  SEVERANCE &        REAL ESTATE        INFORMATION
                                                   PERSONNEL           LEASE &           TECHNOLOGY
                                                     COSTS           EXIT COSTS            LEASES             TOTAL
                                                     -----           ----------            ------             -----
Balance at December 29, 2001                      $     2,546        $     8,137        $       373          $ 11,056

2002 Expenses                                           1,817              2,952                  -             4,769
Paid in 2002                                           (2,911)            (4,672)              (210)           (7,793)
                                                  -----------        -----------        -----------          ---------

Balance at December 28, 2002                      $     1,452        $     6,417        $       163          $  8,032

2003 Expenses                                             261                  -                  -               261
Paid in 2003                                             (452)              (359)               (33)             (844)
                                                  -----------        -----------        -----------          -------

Balance at March 29, 2003                         $     1,261        $     6,058        $       130          $  7,449
                                                  ===========        ===========        ===========          ========

         A summary of the liability related to Real Estate Lease and Exit Costs, by location, as of March 29, 2003 and December 28, 2002 is as follows (in thousands):

                                                                            MARCH 29,              DECEMBER 28,
                                                                              2003                     2002
                                                                           ----------              ------------
Gump's facility, San Francisco, California                                 $    3,335               $    3,349

Corporate facility, Weehawken, New Jersey                                       2,108                    2,325

Corporate facility, Edgewater, New Jersey                                         396                      439

Administrative and telemarketing facility, San Diego, California                  143                      179

Retail store facilities, Los Angeles and San Diego, California                     76                      125
                                                                           ----------               -----------

Total Lease and Exit Cost Liability                                        $    6,058               $    6,417
                                                                           ==========               ===========

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

         The asset purchase agreement between the Company and HSN provided that if Keystone Internet Services, Inc. failed to perform its obligations during the first two years of the services contract, the purchaser could receive a reduction in the original purchase price of up to $2.0 million. An escrow fund of $3.0 million, which was withheld from the original proceeds of the sale of approximately $33.0 million, had been established for a period of two years under the terms of an escrow agreement between LWI Holdings, Inc., HSN and The Chase Manhattan Bank as a result of these contingencies.

         On March 27, 2003, the Company and HSN amended the asset purchase agreement to provide for the release of the remaining $2.0 million balance of the escrow fund and to terminate the escrow agreement. By agreeing to the terms of the amendment, HSN forfeited its ability to receive a reduction in the original purchase price of up to $2.0 million if Keystone Internet Services failed to perform its obligations during the first two years of the services contract. In consideration for the release, Keystone Internet Services issued a credit to HSN for $100,000, which could be applied by HSN against any invoices of Keystone Internet Services to HSN. This credit was utilized by HSN during the March 2003 billing period. On March 28, 2003, the remaining $2.0 million escrow balance was received by the Company, thus terminating the escrow agreement.

         The Company recognized a net gain on the sale of approximately $23.2 million, net of a non-cash goodwill charge of $6.1 million, in fiscal year 2001, which represented the excess of the net proceeds from the sale over the net assets acquired by HSN, the goodwill associated with the Improvements business and expenses related to the transaction. During fiscal year 2002, the Company recognized approximately $0.6 million of the deferred gain consistent with the terms of the escrow agreement. During the 13- weeks ended March 29, 2003, the Company recognized the remaining net deferred gain of $1.9 million from the receipt of the escrow balance on March 28, 2003. This gain was reported net of the costs incurred to provide the credit to HSN of approximately $0.1 million.

7.       CHANGES IN MANAGEMENT AND EMPLOYMENT

         Michael D. Contino. In January 1998, the Company made a $75,000 non-interest-bearing loan to Michael D. Contino, currently the Company's Executive Vice President and Chief Operating Officer, for the purchase by Mr. Contino of a new principal residence in the State of New Jersey. The terms of the loan agreement, as amended, included a provision for the Company to forgive the original amount of the principal on the fifth anniversary of the loan. The loan was secured by the residence that the proceeds were used to purchase. The loan was forgiven in full in accordance with its terms during January 2003. In addition to the loan forgiveness, the Company paid all applicable withholding taxes totaling $64,063.

         2002 Directors' Option Plan. Effective January 1, 2003, the 2002 Stock Option Plan for Directors was amended to increase the annual service award for Directors who are not employees of the Company from 25,000 to 35,000 options to purchase shares of common stock.

8.       AMERICAN STOCK EXCHANGE NOTIFICATION

         By letter dated May 2, 2001, the American Stock Exchange (the "Exchange") notified the Company that it was below certain of the Exchange's continued listing guidelines set forth in the Exchange's Company Guide. The Exchange instituted a review of the Company's eligibility for continuing listing of the Company's common stock on the Exchange. On January 17, 2002, the Company received a letter dated January 9, 2002 from the Exchange confirming that the Exchange determined to continue the Company's listing on the Exchange pending quarterly reviews of the Company's compliance with the steps of its strategic business realignment program. This determination was made subject to the Company's favorable progress in satisfying the Exchange's guidelines for continued listing and to the Exchange's periodic review of the Company's Securities and Exchange Commission and other filings.

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

         On January 28, 2003, the Company received a letter from the Exchange confirming that, as of the date of the letter, the Company had evidenced compliance with the requirements necessary for continued listing on the Exchange. Such compliance resulted from a recent rule change by the Exchange approved by the Securities and Exchange Commission related to continued listing on the basis of compliance with total market capitalization or total assets and revenues standards as alternatives to shareholders' equity standards including the requirement that each listed company maintain $15 million of public float. The letter is subject to changes in the American Stock Exchange Rules that might supersede the letter or require the Exchange to re-evaluate its position.

9.       RECENTLY ISSUED ACCOUNTING STANDARDS

         In January 2003, the Securities and Exchange Commission issued a new disclosure regulation, "Conditions for Use of Non-GAAP Financial Measures" ("Regulation G"), which is effective for all public disclosures and filings made after March 28, 2003. Regulation G requires public companies that disclose or release information containing financial measures that are not in accordance with generally accepted accounting principles ("GAAP") to include in the disclosure or release a presentation of the most directly comparable GAAP financial measure and a reconciliation of the disclosed non-GAAP financial measure to the most directly comparable GAAP financial measure. The Company became subject to Regulation G in fiscal 2003 and believes that it is in compliance with the new disclosure requirements.

         In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - An Amendment of SFAS No. 123" ("FAS 148"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has established several stock-based compensation plans for the benefit of its officers and employees. Since 1996, the Company has accounted for its stock-based compensation to employees using the fair value-based methodology under SFAS No. 123, thus FAS 148 has had no effect on the Company's results of operations or financial position. For the 13-weeks ended March 29, 2003 and March 30, 2002, the Company recorded stock compensation expense of $0.2 million and $0.3 million, respectively.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred whereas, under EITF 94-3, the liability was recognized at the commitment date to an exit plan. The Company has adopted the provisions of FAS 146 for exit or disposal activities initiated after December 31, 2002.

10.      AMENDMENTS TO CONGRESS LOAN AND SECURITY AGREEMENT

         In February 2003, the Company amended the Congress Credit Facility to amend the existing change in control Event of Default. The prior change in control Event of Default under the Congress Credit Facility was based upon NAR Group Limited, a former shareholder of the Company, ceasing to be the direct or indirect beneficial owner of a sufficient number of issued and outstanding shares of capital stock of the Company on a fully diluted basis to elect a majority of the members of the Company's Board of Directors. This was replaced during February 2003 with a new change in control Event of Default, which is patterned on the Change In Control concepts in the Company's various Key Executive Compensation Continuation Plans. The new Event of Default would be triggered by certain transfers of assets, certain liquidations or dissolutions, the acquisition by a person or group (other than a Permitted Holder, as defined) of a majority of the total outstanding voting stock of the Company, and certain changes in the composition of the Company's Board of Directors.

         In April 2003, the Company amended the Congress Credit Facility to allow the Company's chief financial officer or its corporate controller to certify the financial statements required to be delivered to Congress under the Congress Credit Facility, rather than the chief financial officer of each subsidiary borrower or guarantor.

         The Congress Credit Facility expires on January 31, 2004. As a result, effective January 31, 2003, borrowings classified as long-term under the Congress Credit Facility were reclassified as short-term in the Company's Condensed Consolidated Financial Statements. Total cumulative borrowings under the Congress Credit Facility at March 29, 2003 aggregated $29.4 million, all of which is classified as short-term. The Company has begun discussions with Congress Financial Corporation and other potential lenders to replace the Congress Credit Facility.

11.      SERIES B PARTICIPATING PREFERRED STOCK

         On December 19, 2001, the Company issued to Richemont Finance S.A. ("Richemont") 1,622,111 shares (the "Series B Preferred Shares") of Series B Participating Preferred Stock having a par value of $0.01 per share (the "Series B Preferred Stock") in exchange for all of the outstanding shares of the Series A Cumulative Participating Preferred Stock issued to Richemont on August 24, 2000 for $70.0 million and 74,098,769 shares of the Common Stock of the Company held by Richemont and the reimbursement of expenses of $1 million to Richemont (the "Richemont Transaction"). The Richemont Transaction was made pursuant to an Agreement, dated as of December 19, 2001 (the "Richemont Agreement"), between the Company and Richemont. Richemont agreed, as part of the Richemont Transaction, to forego any claim it had to the accrued but unpaid dividends on the Series A Cumulative Participating Preferred Stock. As part of the Richemont Transaction, the Company (i) released Richemont, the individuals appointed by Richemont to the Board of Directors of the Company and certain of their respective affiliates and representatives (collectively, the "Richemont Group") from any claims by or in the right of the Company against any member of the Richemont Group that arise out of Richemont's acts or omissions as a stockholder of or lender to the Company or the acts or omissions of any Richemont board designee in his capacity as such and (ii) entered into an Indemnification Agreement (the "Indemnification Agreement") with Richemont pursuant to which the Company agreed to indemnify each member of the Richemont Group from any losses suffered as a result of any third party claim which is based upon Richemont's acts as a stockholder of or lender to the Company or the acts or omissions of any Richemont board designee in his capacity as such. The Indemnification Agreement is not limited as to term and does not include any limitations on maximum future payments thereunder.

         The holders of the Series B Preferred Stock are entitled to ten votes per share on any matter on which the common stock votes. In addition, in the event that the Company defaults on its obligations arising in connection with the Richemont Transaction, the Certificate of Designations of the Series B Preferred Stock or its agreements with Congress Financial Corporation, or in the event that the Company fails to redeem at least 811,056 shares of Series B Preferred Stock by August 31, 2003, then the holders of the Series B Preferred Stock, voting as a class, shall be entitled to elect two members to the Board of Directors of the Company.

         In the event of the liquidation, dissolution or winding up of the Company, the holders of the Series B Preferred Stock are entitled to a liquidation preference (the "Liquidation Preference"), which was initially $47.36 per share. During each period set forth in the table below, the Liquidation Preference shall equal the amount set forth opposite such period:

                                                      LIQUIDATION PREFERENCE
             PERIOD                                          PER SHARE                     TOTAL VALUE
             ------                                          ---------                     -----------
March 1, 2002 - May 31, 2002                                  $ 49.15                   $  79,726,755.65
June 1, 2002 - August 31, 2002                                $ 51.31                   $  83,230,515.41
September 1, 2002 - November 30, 2002                         $ 53.89                   $  87,415,561.79
December 1, 2002 - February 28, 2003                          $ 56.95                   $  92,379,221.45
March 1, 2003 - May 31, 2003                                  $ 60.54                   $  98,202,599.94
June 1, 2003 - August 31, 2003                                $ 64.74                   $ 105,015,466.14
September 1, 2003 - November 30, 2003                         $ 69.64                   $ 112,963,810.04
December 1, 2003 - February 29, 2004                          $ 72.25                   $ 117,197,519.75
March 1, 2004 - May 31, 2004                                  $ 74.96                   $ 121,593,440.56
June 1, 2004 - August 31, 2004                                $ 77.77                   $ 126,151,572.47
September 1, 2004 - November 30, 2004                         $ 80.69                   $ 130,888,136,59
December 1, 2004 - February 28, 2005                          $ 83.72                   $ 135,803,132.92
March 1, 2005 - May 31, 2005                                  $ 86.85                   $ 140,880,340.35
June 1, 2005 - August 23, 2005                                $ 90.11                   $ 146,168,422.21

         As a result, beginning November 30, 2003, the aggregate Liquidation Preference of the Series B Preferred Stock is effectively equal to the aggregate liquidation preference of the Class A Preferred Stock previously held by Richemont. Commencing January 2003, the Company utilizes the interest method to account for the accretion of the Series B Preferred Stock up to the maximum amount of its liquidation preference. The Company reflects the accretion as an increase in the Series B Preferred Stock with a corresponding reduction in capital in excess of par value. Such accretion has been and will continue to be recorded as a reduction of net income available to common shareholders.

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

         Pursuant to the terms of the Certificate of Designations of the Series B Preferred Stock, the Company's obligation to pay dividends on or redeem the Series B Preferred Stock is subject to its compliance with its agreements with Congress Financial Corporation.

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

         Management believes that the Company has sufficient liquidity and availability under its credit agreement to fund its planned operations through at least January 31, 2004. The unlikelihood that the Company will be able to redeem the Series B Preferred Shares is not expected to limit the ability of the Company to use current and future net earnings or cash flow to satisfy its obligations to creditors and vendors. See "Cautionary Statements," below. In addition, the redemption price of the Series B Preferred Stock does not accrete after August 31, 2005.

         Company management met with representatives of Richemont on October 29, 2002 and outlined the results of management's strategic review in the context of the Company's obligations to Richemont under the Richemont Agreement, and discussed an alternative to the method for the redemption of the Series B Preferred Shares. Under this alternative proposal, that the Company had previously presented to Richemont, the Company would exchange two business divisions, Silhouettes and Gump's, for all of Richemont's Series B Preferred Shares (the "Proposal").

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

         For Federal income tax purposes, the increases in the Liquidation Preference of the Series B Preferred Stock are considered distributions, by the Company to Richemont, deemed made on the commencement dates of the quarterly increases, as discussed above. These distributions may be taxable dividends to Richemont, provided the Company has accumulated or current earnings and profits ("E&P") for each year in which the distributions are deemed to be made. Under the terms of the Richemont Transaction, the Company is obligated to reimburse Richemont for any U.S. income tax incurred pursuant to the Richemont Transaction. Based on the Company's past income tax filings and its current income tax position, the Company had an E&P deficit as of December 28, 2002. Accordingly, the Company did not incur a tax reimbursement obligation for year 2002. The Company must have current E&P in years 2003, 2004 or 2005 to incur a tax reimbursement obligation from the scheduled increases in Liquidation Preference. If the Company does not have current E&P in one of those years, no tax reimbursement obligation would exist for that particular year. The Company does not have the ability to project the exact future tax reimbursement obligation; however, it has estimated the potential obligation to be in the range of $0 to $23.1 million. In March 2003, a payment of $0.3 million was made on behalf of Richemont to the Internal Revenue Service. The payment was reflected as a reduction of Capital in excess of par value on the Condensed Consolidated Balance Sheets and as an increase to Preferred stock dividends and accretion on the Condensed Consolidated Statements of Income (Loss).

12.      REGULATION 50 U.S.C. APP. 1-44 ISSUE

         In early March 2003, the Company learned that one of its business units had engaged in certain travel transactions that may have constituted violations under the provisions of U.S. government regulations promulgated pursuant to 50 U.S.C. App. 1-44, which proscribe certain transactions related to travel to certain countries. The Company immediately commenced an inquiry into the matter, incurred resulting charges, made an initial voluntary disclosure to the appropriate U.S. government agency under its program for such disclosures and has submitted to that agency a detailed report on the results of the inquiry. In addition, the Company has taken steps to ensure that all of its business units are acting in compliance with the travel and transaction restrictions and other requirements of all applicable U.S. government programs. Although the Company is uncertain of the extent of the penalties, if any, that may be imposed on it by virtue of the transactions voluntarily disclosed, it does not currently believe that any such penalties will have a material effect on its business or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth, for the fiscal periods indicated, the percentage relationship to net revenues of certain items in the Company's Condensed Consolidated Statements of Income (Loss):

                                                                                       13- WEEKS ENDED
                                                                               ------------------------------
                                                                               MARCH 29,            March 30,
                                                                                  2003                 2002
                                                                               ---------            ---------
Net revenues                                                                     100.0%              100.0%
Cost of sales and operating expenses                                              64.0                65.0
Special charges                                                                    0.3                 0.2
Selling expenses                                                                  23.9                22.5
General and administrative expenses                                               11.0                11.3
Depreciation and amortization                                                      1.1                 1.4
Loss from operations                                                               0.3                 0.4
Gain on sale of Improvements                                                       1.9                 0.0
Interest expense, net                                                              1.4                 1.3
Provision for state income taxes                                                   0.0                 0.0
Net income (loss) and comprehensive income (loss)                                  0.2%               (1.7)%

RESULTS OF OPERATIONS - 13- WEEKS ENDED MARCH 29, 2003 COMPARED WITH THE 13-WEEKS ENDED MARCH 30, 2002

         Net Income (Loss) and Comprehensive Income (Loss). The Company reported net income of $0.2 million for the 13- weeks ended March 29, 2003 compared with a net loss of $(1.8) million for the comparable period in the year 2002. Compared with the same fiscal period in the year 2002, the $2.0 million increase in net income was primarily due to the recording of a $1.9 million deferred gain during the 13- weeks ended March 29, 2003 related to the June 29, 2001 sale of the Company's Improvements business and continued reductions in cost of sales and operating expenses resulting from the Company's strategic business realignment program. Net loss per common share was $(.02) and $(.03) for the 13-weeks ended March 29, 2003 and March 30, 2002, respectively. The per share amounts were calculated after deducting preferred dividends and accretion of $3.6 million and $2.9 million for the 13- weeks ended March 29, 2003 and March 30, 2002, respectively. The weighted average number of shares of common stock outstanding used in both the basic and diluted net loss per common share calculation was 138,315,800 for the 13- weeks ended March 29, 2003 and 138,225,031 for the 13- weeks ended March 30, 2002. This increase in weighted average shares was due to issuances of common stock within the Company's stock-based compensation plans.

         Net Revenues. Net revenues decreased $7.0 million (6.4%) for the 13-week period ended March 29, 2003 to $102.5 million from $109.5 million for the comparable fiscal period in the year 2002. The decrease is due principally to softness in demand and a 2.1% reduction in overall circulation for continuing businesses from the comparable fiscal period in 2002. This reduction resulted from the Company's continued efforts to reduce unprofitable circulation and remain focused on its strategy of increasing profitable circulation. Internet sales continue to increase, and comprise 26.5% of combined Internet and catalog revenues for the 13- weeks ended March 29, 2003, and have improved by $6.3 million or 32.5% to $25.5 million from $19.2 million for the comparable fiscal period in the year 2002.

         Cost of Sales and Operating Expenses. Cost of sales and operating expenses decreased to 64.0% of net revenues for the 13-week period ended March 29, 2003 as compared with 65.0% of net revenues for the comparable period in the year 2002. This decrease was primarily due to reductions in merchandise cost and spending related to the information technology systems area that have resulted from actions taken in connection with the Company's strategic business realignment program. These decreases in costs, however, were partially offset by a slight increase in product postage costs for the period. Telemarketing and distribution costs held constant with the comparable fiscal period in the year 2002.

         Special Charges. In December 2000, the Company began a strategic business realignment program that resulted in the recording of special charges for severance, facility exit costs and asset write-offs. Special charges recorded for the 13- weeks ended March 29, 2003 were $0.3 million. These charges consisted primarily of additional severance costs associated with the Company's strategic business realignment program. For the 13- weeks ended March 30, 2002, the Company recorded $0.2 million in charges associated with the strategic business realignment program. These charges consisted primarily of severance costs relating to positions eliminated within various catalog operations and the Company's closure of the San Diego product storage facility.

         Selling Expenses. Selling expenses decreased by $0.1 million to $24.5 million for the 13- weeks ended March 29, 2003 as compared with $24.6 million for the comparable fiscal period in the year 2002. As a percentage relationship to net revenues, selling expenses increased to 23.9% for the 13- weeks ended March 29, 2003 compared with 22.5% for the comparable period in the year 2002. This change was due primarily to increases in catalog preparation, printing and postage costs, offset by reduced paper prices.

         General and Administrative Expenses. General and administrative expenses decreased by $1.1 million to $11.3 million for the 13- weeks ended March 29, 2003 as compared with $12.4 million for the comparable period in the year 2002. As a percentage relationship to net revenues, general and administrative expenses were 11.0% of net revenues for the 13- weeks ended March 29, 2003 compared with 11.3% of net revenues for the comparable period in the year 2002. The reductions for the 13- weeks ended March 29, 2003 continue to reflect the effects of the Company's strategic business realignment program across all departments.

         Depreciation and Amortization. Depreciation and amortization decreased $0.3 million to $1.2 million for the 13- weeks ended March 29, 2003 as compared with $1.5 million for the comparable period in the year 2002. The decrease is primarily due to capital expenditures that have become fully amortized. As a percentage relationship to net revenues, depreciation and amortization was 1.1% for the 13- weeks ended March 29, 2003 and 1.4% for the comparable period in the year 2002.

         Loss from Operations. The Company's loss from operations decreased by $0.1 million to $0.3 million for the 13- weeks ended March 29, 2003 from a loss of $0.4 million for the comparable period in the year 2002.

         Gain on Sale of the Improvements Business. During the 13- weeks ended March 29, 2003, the Company recognized the remaining deferred gain of $1.9 million consistent with the terms of the March 27, 2003 amendment made to the asset purchase agreement relating to the sale of the Improvements business. See
Note 6 of the Condensed Consolidated Financial Statements.

         Interest Expense, Net. Interest expense, net increased $0.1 million to $1.5 million for the 13- weeks ended March 29, 2003 as compared with $1.4 million for the comparable period in the year 2002. The increase in interest expense in the first quarter of 2003 is primarily due to an increase in amortization from additional deferred financing costs relating to the Company's amendments to the Congress Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used by operating activities. During the 13-week period ended March 29, 2003, net cash used by operating activities was $3.5 million. Increases in both prepaid catalog costs and inventory, in coordination with decreases in accrued liabilities, contributed to this use of cash by operating activities. This use of cash was partially offset by positive cash flow generated by decreases in accounts receivable and customer prepayments and credits.

         Net cash provided by investing activities. During the 13-week period ended March 29, 2003, net cash provided by investing activities was $1.4 million. This was primarily due to proceeds received relating to the deferred gain of $2.0 million associated with the sale of the Improvements business. These proceeds were partially offset by $0.5 million of capital expenditures, consisting primarily of various computer software upgrades and telemarketing hardware and $0.1 million of costs relating to the early release of escrow funds associated with the sale of the Improvements business.

         Net cash provided by financing activities. During the 13-week period ended March 29, 2003, net cash provided by financing activities was $3.9 million, which was primarily due to increased borrowings of $5.3 million under the Congress revolving loan facility. These borrowings were partially offset by monthly payments made relating to both the

Congress Tranche A and Tranche B term loan facilities as well as a payment of $0.3 million for the Company's obligation to remit withholding taxes on behalf of Richemont for estimated taxes due from the scheduled increases in Liquidation Preference on the Series B Preferred Stock. See Note 11 of the Condensed Consolidated Financial Statements.

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

         In February 2003, the Company amended the Congress Credit Facility to amend the existing change in control Event of Default. The existing change in control Event of Default under the Congress Credit Facility was based upon NAR Group Limited, a former shareholder of the Company, ceasing to be the direct or indirect beneficial owner of a sufficient number of issued and outstanding shares of capital stock of the Company on a fully diluted basis to elect a majority of the members of the Company's Board of Directors. This was replaced during February 2003 with a new change in control Event of Default, which is patterned on the Change In Control concepts in the Company's various Key Executive Compensation Continuation Plans. The new Event of Default would be triggered by certain transfers of assets, certain liquidations or dissolutions, the acquisition by a person or group (other than a Permitted Holder, as defined) of a majority of the total outstanding voting stock of the Company, and certain changes in the composition of the Company's Board of Directors.

         In April 2003, the Company amended the Congress Credit Facility to allow the Company's chief financial officer or its corporate controller to certify the financial statements required to be delivered to Congress under the Congress Credit Facility, rather than the chief financial officer of each subsidiary borrower or guarantor.

         The Congress Credit Facility expires on January 31, 2004. As a result, effective January 31, 2003, borrowings classified as long-term under the Congress Credit Facility were reclassified as short-term in the Company's Condensed Consolidated Financial Statements. As of March 29, 2003, the Company had $29.4 million of cumulative short-term borrowings outstanding under the Congress Credit Facility, comprising $14.1 million under the Revolving Loan Facility, bearing an interest rate of 4.75%, $8.0 million under the Tranche A Term Loan, bearing an interest rate of 5.0%, and $7.4 million under the Tranche B Term Loan, bearing an interest rate of 13.0%. The Company has begun discussions with Congress and other potential lenders to replace the Congress Credit Facility. The Company is confident that the replacement of the Congress Credit Facility will occur prior to the expiration of the existing facility. See "Cautionary Statements," below.

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

         The asset purchase agreement between the Company and HSN provided that if Keystone Internet Services, Inc. failed to perform its obligations during the first two years of the services contract, the purchaser could receive a reduction in the original purchase price of up to $2.0 million. An escrow fund of $3.0 million, which was withheld from the original proceeds of the sale of approximately $33.0 million, had been established for a period of two years under the terms of an escrow agreement between LWI Holdings, Inc., HSN and The Chase Manhattan Bank as a result of these contingencies.

         On March 27, 2003, the Company and HSN amended the asset purchase agreement to provide for the release of the remaining $2.0 million balance of the escrow fund and to terminate the escrow agreement. By agreeing to the terms of the amendment, HSN forfeited its ability to receive a reduction in the original purchase price of up to $2.0 million if Keystone Internet Services failed to perform its obligations during the first two years of the services contract. In consideration for the release, Keystone Internet Services issued a credit to HSN for $100,000, which could be applied by HSN against any invoices of Keystone Internet Services to HSN. This credit was utilized by HSN during the fiscal March 2003 billing period. On March 28, 2003, the remaining $2.0 million escrow balance was received by the Company, thus terminating the escrow agreement.

         The Company recognized a net gain on the sale of approximately $23.2 million, net of a non-cash goodwill charge of $6.1 million, in fiscal year 2001, which represented the excess of the net proceeds from the sale over the net assets acquired by HSN, the goodwill associated with the Improvements business and expenses related to the transaction. During fiscal year 2002, the Company recognized approximately $0.6 million of the deferred gain consistent with the terms of the escrow agreement. During the 13- weeks ended March 29, 2003, the Company recognized the remaining net deferred gain of $1.9 million from the receipt of the escrow balance on March 28, 2003. This gain was reported net of the costs incurred to provide the credit to HSN of approximately $0.1 million.

         General. At March 29 2003, the Company had $2.6 million in cash and cash equivalents, compared with $0.8 million at March 30, 2002. Total cumulative borrowings, including financing under capital lease obligations, as of March 29, 2003, aggregated $29.5 million, $29.4 million of which is classified as short-term since the Congress Credit Facility is due to expire on January 31, 2004. Remaining availability under the Congress Credit Facility as of March 29, 2003 was $14.6 million. The Company had approximately $0.4 million in short-term capital commitments as of March 29, 2003.

         Management believes that the Company has sufficient liquidity and availability under its credit agreement to fund its planned operations through at least January 31, 2004. See "Cautionary Statements," below. The Company has started discussions with Congress and other potential lenders to replace the Congress Credit Facility. The Company is confident that the replacement of the Congress Credit Facility will occur prior to the expiration of the existing facility. See "Cautionary Statements," below. Achievement of the cost saving and other objectives of the Company's strategic business realignment program is critical to the maintenance of adequate liquidity as is compliance with the terms and provisions of the Congress Credit Facility as mentioned in Note 10 of the Condensed Consolidated Financial Statements.

USES OF ESTIMATES AND OTHER CRITICAL ACCOUNTING POLICIES

         During the first quarter ended March 29, 2003, there were no changes in the Company's policies regarding the use of estimates and other critical accounting policies. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," found in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002, for additional information relating to the Company's use of estimates and other critical accounting policies.

NEW ACCOUNTING PRONOUNCEMENTS

         In January 2003, the Securities and Exchange Commission issued a new disclosure regulation, "Conditions for Use of Non-GAAP Financial Measures" ("Regulation G"), which is effective for all public disclosures and filings made after March 28, 2003. Regulation G requires public companies that disclose or release information containing financial measures that are not in accordance with generally accepted accounting principles ("GAAP") to include in the disclosure or release a presentation of the most directly comparable GAAP financial measure and a reconciliation of the disclosed non-GAAP financial measure to the most directly comparable GAAP financial measure. The Company became subject to Regulation G in fiscal 2003 and believes that it is in compliance with the new disclosure requirements.

         In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - An Amendment of SFAS No. 123" ("FAS 148"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has established several stock-based compensation plans for the benefit of its officers and employees. Since 1996, the Company has accounted for its stock-based compensation to employees using the fair value-based methodology under SFAS No. 123, thus FAS 148 has had no effect on the Company's results of operations or financial position. For the 13-weeks ended March 29, 2003 and March 30, 2002, the Company recorded stock compensation expense of $0.2 million and $0.3 million, respectively.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred whereas, under EITF 94-3, the liability was recognized at the commitment date to an exit plan. The Company has adopted the provisions of FAS 146 for exit or disposal activities initiated after December 31, 2002.

         See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," found in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and Note 9 of the Condensed Consolidated Financial Statements for additional information relating to new accounting pronouncements that the Company has adopted.

SEASONALITY

         The Company does not consider its business seasonal. The revenues for the Company are proportionally consistent for each quarter during a fiscal year. The percentage of annual revenues for the first, second, third and fourth quarters recognized by the Company, respectively, were as follows: 2002 - 23.9%, 24.9%, 23.2% and 28.0%; and 2001 - 27.1%, 25.1%, 22.1% and 25.7%.

FORWARD-LOOKING STATEMENTS

         The following statements from above constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:

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

         "The Company is confident that the replacement of the Congress Credit Facility will occur prior to the expiration of the existing facility."

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

- The ability of the Company to achieve projected levels of sales and the ability of the Company to reduce costs commensurate with sales projections. Increases in postage, printing and paper prices and/or the inability of the Company to reduce expenses generally as required for profitability and/or increase prices of the Company's merchandise to offset expense increases.

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

- Continuation of the Company's history of operating losses, and the incidence of costs associated with the Company's strategic business realignment program, resulting in the Company failing to comply with certain financial and other covenants contained in the Congress Credit Facility, including net worth, net working capital, capital expenditure and EBITDA covenants and the ability of the Company to obtain waivers from Congress in the event that future internal and/or external events result in performance that results in noncompliance by the Company with the terms of the Congress Credit Facility requiring remediation.

- The ability of the Company to complete the Company's strategic business realignment program, including the integration of the Domestications and The Company Store divisions and the integration of the Gump's store and the Gump's By Mail catalog divisions, within the time periods anticipated by the Company. The ability of the Company to realize the aggregate cost savings and other objectives anticipated in connection with the strategic business realignment program, or within the time periods anticipated therefor. The aggregate costs of effecting the strategic business realignment program may be greater than the amounts anticipated by the Company.

- The ability of the Company to maintain advance rates under the Congress Credit Facility that are at least as favorable as those obtained in the past due to market conditions affecting the value of the inventory, which is periodically re-appraised in order to re-set such advance rates.

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

- The ability of the Company to redeem the Series B Preferred Stock currently held by Richemont on a timely basis, or at all, actions by Richemont or any subsequent holder in response thereto, if any, and future interpretations of applicable law and contract.

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

- Uncertainty in the U.S. economy and decreases in consumer confidence leading to a slowdown in economic growth and spending resulting from the invasion of, war with and occupation of Iraq, which may result in future acts of terror. Such activities, either domestically or internationally, may affect the economy and consumer confidence and spending within the United States and adversely affect the Company's business.

- The inability of the Company to continue to source goods from foreign sources, particularly India and Pakistan, as a result of the war with Iraq or otherwise, leading to increased costs of sales.

ITEM 3.   QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        INTEREST RATES: The Company's exposure to market risk relates to interest rate fluctuations for borrowings under the Congress revolving credit facility and its term financing facilities, which bear interest at variable rates. At March 29, 2003, outstanding principal balances under these facilities subject to variable rates of interest were approximately $22.1 million. If interest rates were to increase by one percent from current levels, the resulting increase in interest expense, based upon the amount outstanding at March 29, 2003, would be approximately $0.2 million on an annual basis.

ITEM 4.   CONTROLS AND PROCEDURES

         Within 90 days prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14c and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of the Company's disclosure controls and procedures were effective. No significant changes were made in the Company's internal controls or to other factors that could significantly affect these disclosure controls subsequent to the date of the evaluation.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          A class action lawsuit was commenced on March 3, 2000 entitled Edwin
L. Martin v. Hanover Direct, Inc. and John Does 1 through 10, bearing case no. CJ2000-177 in the State Court of Oklahoma (District Court in and for Sequoyah County). Plaintiff commenced the action on behalf of himself and a class of persons who have at any time purchased a product from the Company and paid for an "insurance charge." The complaint sets forth claims for breach of contract, unjust enrichment, recovery of money paid absent consideration, fraud and a claim under the New Jersey Consumer Fraud Act. The complaint alleges that the Company charges its customers for delivery insurance even though, among other things, the Company's common carriers already provide insurance and the insurance charge provides no benefit to the Company's customers. Plaintiff also seeks a declaratory judgment as to the validity of the delivery insurance. The damages sought are (i) an order directing the Company to return to the plaintiff and class members the "unlawful revenue" derived from the insurance charges,
(ii) declaring the rights of the parties, (iii) permanently enjoining the Company from imposing the insurance charge, (iv) awarding threefold damages of less than $75,000 per plaintiff and per class member, and (v) attorneys' fees and costs. On April 12, 2001, the Court held a hearing on plaintiff's class certification motion. Subsequent to the April 12, 2001 hearing on plaintiff's class certification motion, plaintiff filed a motion to amend the definition of the class. On July 23, 2001, plaintiff's class certification motion was granted, defining the class as "All persons in the United States who are customers of any catalog or catalog company owned by Hanover Direct, Inc. and who have at any time purchased a product from such company and paid money that was designated to be an 'insurance' charge." On August 21, 2001, the Company filed an appeal of the order with the Oklahoma Supreme Court and subsequently moved to stay proceedings in the District Court pending resolution of the appeal. The appeal has been fully briefed. At a subsequent status hearing, the parties agreed that issues pertaining to notice to the class would be stayed pending resolution of the appeal, that certain other issues would be subject to limited discovery, and that the issue of a stay for any remaining issues would be resolved if and when such issues arise. The Oklahoma Supreme Court has not yet ruled on the pending appeal. Oral argument on the appeal, if scheduled, was expected during the first half of 2003 but has yet to be scheduled by the Court. The Company believes it has defenses against the claims and plans to conduct a vigorous defense of this action.

         On August 15, 2001, the Company was served with a summons and four-count complaint filed in Superior Court for the City and County of San Francisco, California, entitled Teichman v. Hanover Direct, Inc., Hanover Brands, Inc., Hanover Direct Virginia, Inc., and Does 1-100. The complaint was filed by a California resident, seeking damages and other relief for herself and a class of all others similarly situated, arising out of the insurance fee charged by catalogs and Internet sites operated by subsidiaries of the Company. Defendants, including the Company, have filed motions to dismiss based on a lack of personal jurisdiction over them. In January 2002, plaintiff sought leave to name six additional entities: International Male, Domestications Kitchen & Garden, Silhouettes, Hanover Company Store, Kitchen & Home, and Domestications as co-defendants. On March 12, 2002, the Company was served with the First Amended Complaint in which plaintiff named as defendants the Company, Hanover Brands, Hanover Direct Virginia, LWI Holdings, Hanover Company Store, Kitchen and Home, and Silhouettes. On April 15, 2002, the Company filed a Motion to Stay the Teichman action in favor of the previously filed Martin action and also filed a Motion to quash service of summons for lack of personal jurisdiction on behalf of defendants Hanover Direct, Inc., Hanover Brands, and Hanover Direct Virginia. On May 14, 2002, the Court (1) granted the Company's Motion to quash service on behalf of Hanover Direct, Hanover Brands, and Hanover Direct Virginia, leaving only LWI Holdings, Hanover Company Store, Kitchen & Home, and Silhouettes, as defendants, and (2) granted the Company's Motion to Stay the action in favor of the previously filed Oklahoma action, so nothing will proceed on this case against the remaining entities until the Oklahoma case is decided. The Company believes it has defenses against the claims and plans to conduct a vigorous defense of this action.

         A lawsuit was commenced as both a class action and for the benefit of the general public on February 13, 2002 entitled Jacq Wilson, suing on behalf of himself, all others similarly situated, and the general public v. Brawn of California, Inc. dba International Male and Undergear, and Does 1-100 ("Brawn") in the Superior Court of the State of California, City and County of San Francisco. Does 1-100 are allegedly Internet and catalog direct marketers offering a selection of men's clothing, sundries, and shoes who advertise within California and nationwide. The complaint alleges that for at least four years members of the class and the general public have been charged an unlawful, unfair and fraudulent insurance fee and tax on orders sent to them by Brawn; that Brawn was engaged in untrue, deceptive and misleading advertising in that it was not lawfully required or permitted to collect an insurance fee, tax and sales tax from customers in California; and that Brawn has engaged in acts of unfair competition under the state's Business and Professions Code. Plaintiff seeks (i) restitution and disgorgement of all monies wrongfully collected and earned by Brawn, including interest and other gains made on account of these practices, including reimbursement in the amount of the insurance fee, tax and sales tax collected unlawfully, together with interest, (ii) an order enjoining Brawn from charging customers the insurance fee and tax on its order forms and/or from charging tax on the delivery, shipping and insurance charges, (iii) an order directing Brawn to notify the California State Board of Equalization of the failure to pay the correct amount of tax to the state and to take appropriate steps to provide the state with the information needed for audit, and (iv) compensatory damages, attorneys' fees, pre-judgment interest and costs of the suit. The Plaintiff alleged that the claims of the individually named plaintiff and for each member of the class amount to less than $75,000. On April 15, 2002, the Company filed a Motion to Stay the Wilson action in favor of the previously filed Martin action. On May 14, 2002, the Court heard the argument on the Company's Motion to Stay the action in favor of the Martin action, denying the Motion. In October 2002, the Court granted the Company's Motion for leave to amend the answer. Discovery is completed. A mandatory settlement conference was held on April 7, 2003 and a bench trial took place from April 14 through 17, 2003. At the bench trial, Plaintiff withdrew the class action allegations and continued to proceed individually and on behalf of the general public pursuant to California Business and Professions Code Section 17200 et seq. Post-trial briefing should be completed in the third quarter of 2003. No date for decision has been set by the Court. The Company plans to continue its vigorous defense of this action.

         A class action lawsuit was commenced on February 20, 2002 entitled Argonaut Consumer Rights Advocates Inc., suing on behalf of the General Public
v. Gump's By Mail, Inc. ("Gump's"), and Does 1-100 in the Superior Court of the State of California, City and County of San Francisco. The plaintiff is a non-profit public benefit corporation suing under the California Business and Profession Code. Does 1-100 would include persons whose activities include the direct sale of tangible personal property to California consumers including the type of merchandise that Gump's -- the store and the catalog -- sells, by telephone, mail order, and sales through the web sites www.gumpsbymail.com and www.gumps.com. The complaint alleges that for at least four years members of the class have been charged an unlawful, unfair, and fraudulent tax and "sales tax" on their orders in violation of California law and court decisions, including the state Revenue and Taxation Code, Civil Code, and the California Board of Equalization; that Gump's engages in unfair business practices; that Gump's engaged in untrue and misleading advertising in that it was not lawfully required to collect tax and sales tax from customers in California; that it is not lawfully required or permitted to add tax and sales tax on separately stated shipping or delivery charges to California consumers; and that it does not add the appropriate or applicable or specific correct tax or sales tax to its orders. Plaintiff and the class seek (i) restitution of all tax and sales tax charged by Gump's on each transaction and/or restitution of tax and sales tax charged on the shipping charges; (ii) an order enjoining Gump's from charging customers for tax on orders or from charging tax on the shipping charges; and
(iii) attorneys' fees, pre-judgment interest on the sums refunded, and costs of the suit. On April 15, 2002, the Company filed an Answer and Separate Affirmative Defenses to the Complaint, generally denying the allegations of the Complaint and each and every cause of action alleged, and denying that plaintiff has been damaged or is entitled to any relief whatsoever. On September 19, 2002, the Company filed a Motion for leave to file an amended answer, containing several additional affirmative defenses based on the proposition that the proper defendant in this litigation (if any) is the California State Board of Equalization, not the Company, and that plaintiff failed to exhaust its administrative remedies prior to filing suit. That motion was granted. On March 17, 2003, the Court granted Plaintiff's Request for Dismissal and the case was dismissed with prejudice.

         A class action lawsuit was commenced on March 5, 2002 entitled Argonaut Consumer Rights Advocates Inc., suing on behalf of the General Public v. Domestications LLC, and Does 1-100 ("Domestications") in the Superior Court of the State of California, City and County of San Francisco. The plaintiff is a non-profit public benefit corporation suing under the California Business and Professions Code. Does 1-100 would include persons responsible for the conduct alleged in the complaint, including the direct sale of tangible personal property to California consumers including the type of merchandise that Domestications sells, by telephone, mail order, and sales through the web site www.domestications.com. The plaintiff claims that for at least four years members of the class have been charged an unlawful, unfair, and fraudulent tax and sales tax for different rates and amounts on the catalog and Internet orders on the total amount of goods, tax and sales tax on shipping charges, which are not subject to tax or sales tax under California law, in violation of California law and court decisions, including the state Revenue and Taxation Code, Civil Code, and the California Board of Equalization; that Domestications engages in unfair business practices; and that Domestications engaged in untrue and misleading advertising in that it was not lawfully required to collect tax and sales tax from customers in California. Plaintiff and the class seek (i) restitution of all sums, interest and other gains made on account of these practices; (ii) pre-judgment interest on all sums wrongfully collected; (iii) an order enjoining Domestications from charging customers for tax on their orders and/or from charging tax on the shipping charges; and (iv) attorneys' fees and costs of the suit. The Company filed an Answer and Separate Affirmative Defenses to the Complaint, generally denying the allegations of the Complaint and each and every cause of action alleged, and denying that plaintiff has been damaged or is entitled to any relief whatsoever. On September 19, 2002, the Company filed a Motion for leave to file an amended answer, containing several additional affirmative defenses based on the proposition that the proper defendant in this litigation (if any) is the California State Board of Equalization, not the Company, and that plaintiff failed to exhaust its administrative remedies prior to filing suit. That motion was granted. On February 28, 2003, the Company filed a notice of Motion and memorandum of points and authorities in support of its Motion for summary judgment setting forth that Plaintiff's claims are without merit and incorrect as a matter of law. On March 17, 2003, the Court granted Plaintiff's Request for Dismissal and the case was dismissed with prejudice.

         A class action lawsuit was commenced on October 28, 2002 entitled John Morris, individually and on behalf of all other persons & entities similarly situated v. Hanover Direct, Inc., and Hanover Brands, Inc. (referred to here as "Hanover"), No. L 8830-02 in the Superior Court of New Jersey, Bergen County -- Law Division. The plaintiff brings the action individually and on behalf of a class of all persons and entities in New Jersey who purchased merchandise from Hanover within six years prior to filing of the lawsuit and continuing to the date of judgment. On the basis of a purchase made by plaintiff in August 2002 of certain clothing from Hanover (which was from a men's division catalog, the only one which retained the insurance line item in 2002), Plaintiff claims that for at least six years, Hanover maintained a policy and practice of adding a charge for "insurance" to the orders it received and concealed and failed to disclose its policy with respect to all class members. Plaintiff claims that Hanover's conduct was (i) in violation of the New Jersey Consumer Fraud Act, as otherwise deceptive, misleading and unconscionable; (ii) such as to constitute Unjust Enrichment of Hanover at the expense and to the detriment of plaintiff and the class; and (iii) unconscionable per se under the Uniform Commercial Code for contracts related to the sale of goods. Plaintiff and the class seek damages equal to the amount of all insurance charges, interest thereon, treble and punitive damages, injunctive relief, costs and reasonable attorneys' fees, and such other relief as may be just, necessary, and appropriate. On December 13, 2002, the Company filed a Motion to Stay the Morris action in favor of the previously filed Martin action. Plaintiff then filed an Amended Complaint adding International Male as a defendant. The Company's response to the Amended Complaint was filed on February 5, 2003. Plaintiff's response brief was filed on March 17, 2003, and the Company's reply brief was filed on March 31, 2003. Hearing on the Company's Motion to Stay is scheduled for May 9, 2003. The Company plans to conduct a vigorous defense of this action.

         On June 28, 2001, Rakesh K. Kaul, the Company's former President and Chief Executive Officer, filed a five-count complaint (the "Complaint") in New York State Court against the Company, seeking damages and other relief arising out of his separation of employment from the Company, including severance payments of $2,531,352 plus the cost of employee benefits, attorneys' fees and costs incurred in connection with the enforcement of his rights under his employment agreement with the Company, payment of $298,650 for 13 weeks of accrued and unused vacation, damages in the amount of $3,583,800, or, in the alternative, a declaratory judgment from the court that he is entitled to all change of control benefits under the "Hanover Direct, Inc. Thirty-Six Month Salary Continuation Plan," and damages in the amount of $1,396,066 or $850,000 due to the Company's purported breach of the terms of the "Long-Term Incentive Plan for Rakesh K. Kaul" by failing to pay him a "tandem bonus" he alleges was due and payable to him within the 30 days following his resignation. The Company removed the case to the U.S. District Court for the Southern District of New York on July 25, 2001. Mr. Kaul filed an Amended Complaint ("Amended Complaint") in the U.S. District Court for the Southern District of New York on September 18, 2001. The Amended Complaint repeats many of the claims made in the original Complaint and adds ERISA claims. On October 11, 2001, the Company filed its Answer, Defenses and Counterclaims to the Amended Complaint, denying liability under each and every of Mr. Kaul's causes of action, challenging all substantive assertions, raising several defenses and stating nine counterclaims against Mr. Kaul. The counterclaims include (1) breach of contract; (2) breach of the Non-Competition and Confidentiality Agreement with the Company; (3) breach of fiduciary duty; (4) unfair competition; and (5) unjust enrichment. The Company seeks damages, including, without limitation, the $341,803 in severance pay and car allowance Mr. Kaul received following his resignation, $412,336 for amounts paid to Mr. Kaul for car allowance and related benefits, the cost of a long-term disability policy, and certain payments made to personal attorneys and consultants retained by Mr. Kaul during his employment, $43,847 for certain services the Company provided and certain expenses the Company incurred, relating to the renovation and leasing of office space occupied by Mr. Kaul's spouse at 115 River Road, Edgewater, New Jersey, the Company's current headquarters, $211,729 on a tax loan to Mr. Kaul outstanding since

1997 and interest, compensatory and punitive damages and attorneys' fees. The case is pending. The discovery period has closed, the Company has moved to amend its counterclaims, and the parties have each moved for summary judgment. The Company seeks summary judgment: dismissing Mr. Kaul's claim for severance under his employment agreement on the ground that he failed to provide the Company with a general release of, among other things, claims for change of control benefits; dismissing Mr. Kaul's claim for attorneys' fees on the ground that they are not authorized under his employment agreement; dismissing Mr. Kaul's claims related to change in control benefits based on an administrative decision that he is not entitled to continued participation in the plan or to future benefits thereunder; dismissing Mr. Kaul's claim for a tandem bonus payment on the ground that no payment is owing; dismissing Mr. Kaul's claim for vacation payments based on Company policy regarding carry over vacation; and seeking judgment on the Company's counterclaim for unjust enrichment based on Mr. Kaul's failure to pay under a tax note. Mr. Kaul seeks summary judgment: dismissing the Company's defenses and counterclaims relating to a release on the grounds that he tendered a release or that the Company is estopped from requiring him to do so; dismissing the Company's defenses and counterclaims relating to his alleged violations of his non-compete and confidentiality obligations on the ground that he did not breach the obligations as defined in the agreement; and dismissing the Company's claims based on his alleged breach of fiduciary duty, including those based on his monthly car allowance payments and the leased space to his wife, on the ground that he was entitled to the car payments and did not involve himself in or make misrepresentations in connection with the leased space. The Company has concurrently moved to amend its Answer and Counterclaims to state a claim that it had cause for terminating Mr. Kaul's employment based on, among other things, after acquired evidence that Mr. Kaul received a monthly car allowance and other benefits totaling $412,336 that had not been authorized by the Company's Board of Directors and that his wife's lease and related expense was not properly authorized by the Company's Board of Directors, and to clarify or amend the scope of the Company's counterclaims for reimbursement. The briefing on the motions is completed and the parties are awaiting the decision of the Court. No trial date has been set. It is too early to determine the potential outcome, which could have a material impact on the Company's results of operations when resolved in a future period.

         In June 1994, a complaint was filed in the Supreme Court of the State of New York, County of New York, by Donald Schupak, the former President, CEO and Chairman of the Board of Directors of The Horn & Hardart Company, the corporate predecessor to the Company, against the Company and Alan Grant Quasha. The complaint asserted claims for alleged breaches of an agreement dated February 25, 1992 between Mr. Schupak and the Company (the "Agreement"), and for alleged tortious interference with the Agreement by Mr. Quasha. Mr. Schupak sought compensatory damages in an amount, which was estimated to be not more than $400,000, and punitive damages in the amount of $10 million; applicable interest, incidental and consequential damages, plus costs and disbursements, the expenses of the litigation and reasonable attorneys' fees. In addition, based on the alleged breaches of the Agreement by the Company, Mr. Schupak sought a "parachute" payment of approximately $3 million under an earlier agreement with the Company that he allegedly had waived in consideration of the Company's performance of its obligations under the Agreement. The Company filed an answer to the complaint on September 7, 1994. Discovery then commenced and documents were exchanged. Each of the parties filed a motion for summary judgment at the end of 1995, and both motions were denied in the spring of 1996. In April 1996, due to health problems then being experienced by Mr. Schupak, the Court ordered that the case be marked "off calendar" until plaintiff recovered and was able to proceed with the litigation. In September 2002, more than six years later, Mr. Schupak filed a motion to restore the case to the Court's calendar. The Company filed papers in opposition to the motion on October 10, 2002, asserting that the motion should be denied on the ground that plaintiff failed to timely comply with the terms of the Court's order concerning restoration and, alternatively, on the ground of laches. The plaintiff filed reply papers on November 4, 2002. On November 20, 2002, the court denied Mr. Schupak's motion to restore the case to the calendar as "unnecessary and moot" on the ground that the case had been improperly marked off calendar in the first instance, ruled that the case therefore remained "active," and fixed a trial date of March 4, 2003. On January 27, 2003, the parties reached agreement fully and finally settling all of Mr. Schupak's claims in consideration of a payment by the Company and the exchange of mutual general releases. The Stipulation and Order of Dismissal with Prejudice was signed by counsel on February 11, 2003 and ordered by the Judge and filed in the clerk's office on February 28, 2003.

         The Company was named as one of 88 defendants in a patent infringement complaint filed on November 23, 2001 by the Lemelson Medical, Education & Research Foundation, Limited Partnership (the "Lemelson Foundation"). The complaint, filed in the U.S. District Court in Arizona, was not served on the Company until March 2002. In the complaint, the Lemelson Foundation accuses the named defendants of infringing seven U.S. patents, which allegedly cover "automatic identification" technology through the defendants' use of methods for scanning production markings such as bar codes. The Company received a letter dated November 27, 2001 from attorneys for the Lemelson Foundation notifying the Company of the complaint and offering a license. The Court entered a stay of the case on March 20, 2002, requested by the Lemelson Foundation, pending the outcome of a related case in Nevada being fought by bar code manufacturers. The trial in the Nevada case began on November 18, 2002 and ended on January 17, 2003. The parties in the Nevada case are now required to submit post trial briefs on or before May 16, 2003, and a decision is expected two months or more thereafter. The Order for the stay in the Lemelson case provides that the Company need not answer the complaint, although it has the option to do so. The Company has been invited to join a common interest/joint-defense group consisting of defendants named in the complaint as well as in other actions brought by the Lemelson Foundation. The Company is currently in the process of analyzing the merits of the issues raised by the complaint, notifying vendors of its receipt of the complaint and letter, evaluating the merits of joining the joint-defense group, and having discussions with attorneys for the Lemelson Foundation regarding the license offer. A preliminary estimate of the royalties and attorneys' fees which the Company may pay if it decides to accept the license offer from the Lemelson Foundation range from approximately $125,000 to $400,000. The Company has decided to gather further information, but will not agree to a settlement at this time, and, thus, has not established a reserve.

         In early March 2003, the Company learned that one of its business units had engaged in certain travel transactions that may have constituted violations under the provisions of U.S. government regulations promulgated pursuant to 50 U.S.C. App. 1-44, which proscribe certain transactions related to travel to certain countries. See Note 12 to the Condensed Consolidated Financial Statements.

         In addition, the Company is involved in various routine lawsuits of a nature that are deemed customary and incidental to its businesses. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 5.  OTHER INFORMATION

         By letter dated May 2, 2001, the American Stock Exchange (the "Exchange") notified the Company that it was below certain of the Exchange's continued listing guidelines set forth in the Exchange's Company Guide. The Exchange instituted a review of the Company's eligibility for continuing listing of the Company's common stock on the Exchange. On January 17, 2002, the Company received a letter dated January 9, 2002 from the Exchange confirming that the Exchange determined to continue the Company's listing on the Exchange pending quarterly reviews of the Company's compliance with the steps of its strategic business realignment program. This determination was made subject to the Company's favorable progress in satisfying the Exchange's guidelines for continued listing and to the Exchange's periodic review of the Company's Securities and Exchange Commission and other filings.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

10.1 Twenty-fifth Amendment to Loan and Security Agreement, dated as of April 21, 2003, among Congress Financial Corporation and certain Subsidiaries of the Company.

99.1     Certification signed by Thomas C. Shull and Edward M. Lambert.

(b)  Reports on Form 8-K:

1.1 Form 8-K, filed January 29, 2003 -- reporting pursuant to Item 5 of such Form the issuance of a press release announcing unaudited revenue results for the fiscal year ended December 28, 2002 and the expansion of the Company's brand offerings with Amazon.com during the first quarter of 2003.

1.2 Form 8-K, filed January 30, 2003 -- reporting pursuant to Item 5 of such Form the receipt of a letter from the American Stock Exchange (the "Exchange") confirming that, as of the date of the letter, the Company had evidenced compliance with the requirements necessary for continued listing on the Exchange.

1.3 Form 8-K, filed March 20, 2003 -- reporting pursuant to Item 5 of such Form scheduling information regarding its conference call with management to review the fiscal year 2002 operating results.

1.4 Form 8-K, filed March 26, 2003 -- reporting pursuant to Item 9 of such Form the issuance of a press release announcing operating results for the 52 weeks ended December 28, 2002.

1.5 Form 8-K, filed March 26, 2003 -- reporting pursuant to Item 5 of such Form the issuance of a press release announcing the launch of its new Investor Relations Web site.

1.6 Form 8-K, filed March 28, 2003 -- reporting pursuant to Item 9 of such Form an unofficial transcript of its conference call with management to review the fiscal year 2002 operating results.

1.7 Form 8-K, filed May 7, 2003 -- reporting pursuant to Item 5 of such Form scheduling information regarding its conference call with management to review the operating results for the fiscal quarter ended March 29, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HANOVER DIRECT, INC.

                                        Registrant

                                                 /s/ Edward M. Lambert
                                        By: ___________________________________
                                                   Edward M. Lambert
                                              Executive Vice President and
                                                 Chief Financial Officer
                                           (On behalf of the Registrant and as
                                               principal financial officer)

Date: May 12, 2003

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                             /s/ Edward M. Lambert
                        _______________________________
                                Edward M. Lambert
                          Executive Vice President and
                             Chief Financial Officer

Date: May 12, 2003

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                               /s/ Thomas C. Shull
                         ______________________________
                                 Thomas C. Shull
                     President and Chief Executive Officer

Date: May 12, 2003