Form 10-Q
period 2003-06-28
HANOVER DIRECT INC
filed 2003-08-07
CIK 320333

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 28, 2003

                         Commission file number 1-08056

                              HANOVER DIRECT, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                13-0853260
        ------------------------            ----------------------------------
        (State of incorporation)             (IRS Employer Identification No.)

   115 RIVER ROAD, BUILDING 10, EDGEWATER, NEW JERSEY           07020
   --------------------------------------------------        ----------
        (Address of principal executive offices)             (Zip Code)

                                 (201) 863-7300
                                 --------------
                               (Telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [_] NO [X]

Common stock, par value $.66 2/3 per share: 138,315,800 shares outstanding (excluding treasury shares) as of August 6, 2003.

                              HANOVER DIRECT, INC.

                                TABLE OF CONTENTS

                                                                                                                    PAGE
                                                                                                                    ----
Part I - Financial Information

    Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets -
         June 28, 2003 and December 28, 2002 .....................................................................   2

       Condensed Consolidated Statements of Income (Loss) - 13- and 26- weeks ended
         June 28, 2003 and June 29, 2002 .........................................................................   4

       Condensed Consolidated Statements of Cash Flows - 26- weeks ended
         June 28, 2003 and June 29, 2002..........................................................................   5

       Notes to Condensed Consolidated Financial Statements.......................................................   6

    Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition and
         Results of Operations....................................................................................  20

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........................................  29

    Item 4.  Controls and Procedures..............................................................................  29

Part II - Other Information

    Item 1.  Legal Proceedings....................................................................................  30

    Item 4.  Submission of Matters to a Vote of Security Holders..................................................  33

    Item 5.  Other Information....................................................................................  33

    Item 6.  Exhibits and Reports on Form 8-K.....................................................................  35

    Signatures....................................................................................................  37

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                               JUNE 28,          DECEMBER 28,
                                                                 2003                2002
                                                             ------------        ------------
                                                             (UNAUDITED)
                                ASSETS
CURRENT ASSETS:

      Cash and cash equivalents                               $     708          $     785
      Accounts receivable, net                                   15,360             16,945
      Inventories                                                49,382             53,131
      Prepaid catalog costs                                      15,091             13,459
      Other current assets                                        4,126              3,967
                                                              ---------          ---------
         Total Current Assets                                    84,667             88,287
                                                              ---------          ---------

PROPERTY AND EQUIPMENT, AT COST:

      Land                                                        4,351              4,395
      Buildings and building improvements                        18,210             18,205
      Leasehold improvements                                      9,817              9,915
      Furniture, fixtures and equipment                          56,223             56,094
      Construction in progress                                      578                  -
                                                              ---------          ---------
                                                                 89,179             88,609
      Accumulated depreciation and amortization                 (61,080)           (59,376)
                                                              ---------          ---------

         Property and equipment, net                             28,099             29,233
                                                              ---------          ---------
Goodwill, net                                                     9,278              9,278
Deferred tax assets                                              13,600             12,400
Other assets                                                        253                902
                                                              ---------          ---------
         Total Assets                                         $ 135,897          $ 140,100
                                                              =========          =========

                             Continued on next page.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                                                 JUNE 28,            DECEMBER 28,
                                                                                                   2003                 2002
                                                                                               -----------           ------------
                                                                                               (UNAUDITED)
                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Current portion of long-term debt and capital lease obligations                            $  29,659             $   3,802
     Accounts payable                                                                              41,245                42,873
     Accrued liabilities                                                                           15,760                26,351
     Customer prepayments and credits                                                               7,118                 4,722
     Deferred tax liabilities                                                                       2,300                 1,100
                                                                                                ---------             ---------
              Total Current Liabilities                                                            96,082                78,848
                                                                                                ---------             ---------
NON-CURRENT LIABILITIES:
     Long-term debt                                                                                    23                21,327
     Other                                                                                          5,378                 6,387
                                                                                                ---------             ---------
              Total Non-current Liabilities                                                         5,401                27,714
                                                                                                ---------             ---------
              Total Liabilities                                                                   101,483               106,562
                                                                                                ---------             ---------
SERIES B REDEEMABLE PREFERRED STOCK, authorized, issued
     and outstanding 1,622,111 shares at June 28, 2003 and December
     28, 2002; liquidation preference was $105,015 and $92,379 at June
     28, 2003 and December 28, 2002                                                                99,954                92,379
SHAREHOLDERS' DEFICIENCY:
     Common Stock, $.66 2/3 par value, authorized 300,000,000 shares;
        140,436,729 shares issued at June 28, 2003 and December 28,
        2002                                                                                       93,625                93,625
     Capital in excess of par value                                                               329,926               337,507
     Accumulated deficit                                                                         (485,745)             (486,627)
                                                                                                ---------             ---------
                                                                                                  (62,194)              (55,495)
                                                                                                ---------             ---------
Less:
     Treasury stock, at cost (2,120,929 shares at June 28, 2003 and
        December 28, 2002)                                                                         (2,996)               (2,996)
     Notes receivable from sale of Common Stock                                                      (350)                 (350)
                                                                                                ---------             ---------
              Total Shareholders' Deficiency                                                      (65,540)              (58,841)
                                                                                                ---------             ---------
              Total Liabilities and Shareholders' Deficiency                                    $ 135,897             $ 140,100
                                                                                                =========             =========

            See notes to Condensed Consolidated Financial Statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 FOR THE 13- WEEKS ENDED              FOR THE 26- WEEKS ENDED
                                                                --------------------------           --------------------------
                                                                 JUNE 28,        JUNE 29,             JUNE 28,         JUNE 29,
                                                                   2003            2002                 2003             2002
                                                                ----------      ----------           ----------       ---------
NET REVENUES                                                    $  105,765      $  113,852           $  208,239       $ 223,363
                                                                ----------      ----------           ----------       ---------

OPERATING COSTS AND EXPENSES:
     Cost of sales and operating expenses                           66,265          70,326              131,804         141,489
     Special charges                                                   211               -                  488             233
     Selling expenses                                               26,859          26,579               51,312          51,199
     General and administrative expenses                             9,487          12,552               20,765          24,972
     Depreciation and amortization                                   1,138           1,481                2,321           2,983
                                                                ----------      ----------           ----------       ---------
                                                                   103,960         110,938              206,690         220,876
                                                                ----------      ----------           ----------       ---------

INCOME FROM OPERATIONS                                               1,805           2,914                1,549           2,487
     Gain on sale of Improvements                                        -             318                1,911             318
                                                                ----------      ----------           ----------       ---------

INCOME BEFORE INTEREST AND
     INCOME TAXES                                                    1,805           3,232                3,460           2,805
     Interest expense, net                                           1,120           1,386                2,568           2,739
                                                                ----------      ----------           ----------       ---------

INCOME BEFORE INCOME TAXES                                             685           1,846                  892              66
     Provision (benefit) for state income taxes                         (5)             30                   10              60
                                                                ----------      ----------           ----------       ---------

NET INCOME AND COMPREHENSIVE
     INCOME                                                            690           1,816                  882               6
     Preferred stock dividends and accretion                         4,290           3,503                7,922           6,407
                                                                ----------      ----------           ----------       ---------

NET LOSS APPLICABLE TO COMMON
     SHAREHOLDERS                                               $   (3,600)     $   (1,687)          $   (7,040)      $  (6,401)
                                                                ==========      ==========           ==========       =========

NET LOSS PER COMMON SHARE:
     Net loss per common share - basic and diluted              $     (.03)     $     (.01)          $     (.05)      $    (.05)
                                                                ==========      ==========           ==========       =========
     Weighted average common shares outstanding -
     basic (thousands)                                             138,316         138,264              138,316         138,245
                                                                ==========      ==========           ==========       =========
     Weighted average common shares outstanding -
     diluted (thousands)                                           138,316         138,264              138,316         138,245
                                                                ==========      ==========           ==========       =========

            See notes to Condensed Consolidated Financial Statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                                          FOR THE 26- WEEKS ENDED
                                                                                                        ---------------------------
                                                                                                        JUNE 28,           JUNE 29,
                                                                                                          2003               2002
                                                                                                        --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                              $    882           $      6
Adjustments to reconcile net income to net cash (used) provided by operating activities:
     Depreciation and amortization, including deferred fees                                                2,966              3,696
     Provision for doubtful accounts                                                                         298                 83
     Special charges                                                                                          16                  -
     Gain on the sale of Improvements                                                                     (1,911)                 -
     Gain on the sale of property and equipment                                                               (2)                 -
     Compensation expense related to stock options                                                           341                627
Changes in assets and liabilities:
     Accounts receivable                                                                                   1,287              1,513
     Inventories                                                                                           3,749              7,957
     Prepaid catalog costs                                                                                (1,632)            (2,721)
     Accounts payable                                                                                     (1,628)            (5,838)
     Accrued liabilities                                                                                 (10,591)            (4,961)
     Customer prepayments and credits                                                                      2,396              2,253
     Other, net                                                                                           (1,087)            (2,426)
                                                                                                        --------           --------
Net cash (used) provided by operating activities                                                          (4,916)               189
                                                                                                        --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property and equipment                                                               (1,202)              (300)
     Proceeds from sale of Improvements                                                                    2,000                  -
     Costs related to the early release of escrow funds                                                      (89)                 -
     Proceeds from disposal of property and equipment                                                          2                  -
                                                                                                        --------           --------
Net cash provided (used) by investing activities                                                             711               (300)
                                                                                                        --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under Congress revolving loan facility                                                 6,453              1,477
     Payments under Congress Tranche A term loan facility                                                   (994)              (995)
     Payments under Congress Tranche B term loan facility                                                   (900)              (536)
     Payments of long-term debt and capital lease obligations                                                 (6)               (96)
     Payment of debt issuance costs                                                                          (78)                 -
     Proceeds from issuance of common stock                                                                    -                 25
     Payment of estimated Richemont tax obligation on Series B Preferred Stock accretion                    (347)                 -
                                                                                                        --------           --------
Net cash provided (used) by financing activities                                                           4,128               (125)
                                                                                                        --------           --------
Net decrease in cash and cash equivalents                                                                    (77)              (236)
Cash and cash equivalents at the beginning of the year                                                       785              1,121
                                                                                                        --------           --------
Cash and cash equivalents at the end of the period                                                      $    708           $    885
                                                                                                        ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
     Interest                                                                                           $  1,642           $  1,706
     Income taxes                                                                                       $    663           $    137
Non-cash investing and financing activities:
     Series B Preferred Stock redemption price increase                                                 $  7,575           $  6,407
     Tandem share expirations                                                                           $      -           $     55

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

Uses of Estimates and Other Critical Accounting Policies

         In addition to the use of estimates and other critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, an understanding of the Company's employee vacation and sick policy is necessary to analyze our quarterly financial results for the 13- weeks ended June 28, 2003.

         During June 2003, the Company established and issued a new Company-wide vacation and sick policy to better administer vacation and sick benefits. For purposes of the policy, employees were converted to a fiscal year for earning vacation benefits. Under the new policy, vacation benefits are deemed earned and thus accrued ratably throughout the fiscal year and employees must utilize all vacation earned by the end of the same year. Generally, any unused vacation benefits not utilized by the end of a fiscal year will be forfeited. In prior periods, employees earned vacation in the twelve months prior to the year that it would be utilized. The policy has been modified in certain locations to comply with state and local laws or written agreements. As a result of the transition to this new policy, vacation earned by certain employees during the prior period was forfeited and the Company recognized a benefit of approximately $0.8 million for the 13- weeks ended June 28, 2003. Approximately $0.5 million and $0.3 million of general and administrative and operating expenses, respectively, were reduced as a result of the recognition of this benefit.

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

3.       NET LOSS PER COMMON SHARE

         Net loss per common share is computed using the weighted average number of common shares outstanding in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("FAS 128"). The weighted average number of shares used in the calculation for both basic and diluted net loss per common share for the 13-week periods ended June 28, 2003 and June 29, 2002 was 138,315,800 and 138,264,152 shares, respectively.
The weighted average number of shares used in the calculation for both basic and diluted net loss per common share for the 26-week periods ended June 28, 2003 and June 29, 2002 was 138,315,800 and 138,244,591 shares, respectively. Diluted net loss per common share equals basic net loss per common share as the inclusion of potentially dilutive securities would have an anti-dilutive impact on the dilutive calculation as a result of the net losses incurred during the 13 and 26-week periods ended June 28, 2003 and June 29, 2002. Currently, all potentially dilutive securities consist of options to purchase shares of the Company's Common Stock that have been issued and are outstanding. Outstanding options to purchase 14.5 million and 8.8 million shares of the Company's Common Stock at prices ranging from $0.20 to $3.50 for the 13 and 26-week periods ended June 28, 2003 and June 29, 2002, respectively, were excluded from the per share calculation of diluted earnings per share because they would have been anti-dilutive. Options that had exercise prices below the average price of a common share for the 13-week periods ended June 28, 2003 and June 29, 2002, were 11,153 and 1,442,642, respectively. Options that had exercise prices below the average price of a common share for the 26-week periods ended June 28, 2003 and June 29, 2002 were 10,602 and 1,702,238, respectively.

4.       COMMITMENTS AND CONTINGENCIES

         A class action lawsuit was commenced on March 3, 2000 entitled Edwin L. Martin v. Hanover Direct, Inc. and John Does 1 through 10, bearing case no. CJ2000-177 in the State Court of Oklahoma (District Court in and for Sequoyah County). Plaintiff commenced the action on behalf of himself and a class of persons who have at any time purchased a product from the Company and paid for an "insurance charge." The complaint sets forth claims for breach of contract, unjust enrichment, recovery of money paid absent consideration, fraud and a claim under the New Jersey Consumer Fraud Act. The complaint alleges that the Company charges its customers for delivery insurance even though, among other things, the Company's common carriers already provide insurance and the insurance charge provides no benefit to the Company's customers. Plaintiff also seeks a declaratory judgment as to the validity of the delivery insurance. The damages sought are (i) an order directing the Company to return to the plaintiff and class members the "unlawful revenue" derived from the insurance charges,
(ii) declaring the rights of the parties, (iii) permanently enjoining the Company from imposing the insurance charge, (iv) awarding threefold damages of less than $75,000 per plaintiff and per class member, and (v) attorneys' fees and costs. On April 12, 2001, the Court held a hearing on plaintiff's class certification motion. Subsequent to the April 12, 2001 hearing on plaintiff's class certification motion, plaintiff filed a motion to amend the definition of the class. On July 23, 2001, plaintiff's class certification motion was granted, defining the class as "All persons in the United States who are customers of any catalog or catalog company owned by Hanover Direct, Inc. and who have at any time purchased a product from such company and paid money that was designated to be an `insurance' charge." On August 21, 2001, the Company filed an appeal of the order with the Oklahoma Supreme Court and subsequently moved to stay proceedings in the district court pending resolution of the appeal. The appeal has been fully briefed. At a subsequent status hearing, the parties agreed that issues pertaining to notice to the class would be stayed pending resolution of the appeal, that certain other issues would be subject to limited discovery, and that the issue of a stay for any remaining issues would be resolved if and when such issues arise. The Oklahoma Supreme Court has not yet ruled on the pending appeal. Oral argument on the appeal, if scheduled, was expected during the first half of 2003 but has yet to be scheduled by the Court. The Company believes it has defenses against the claims and plans to conduct a vigorous defense of this action.

         On August 15, 2001, the Company was served with a summons and four-count complaint filed in Superior Court for the City and County of San Francisco, California, entitled Teichman v. Hanover Direct, Inc., Hanover Brands, Inc., Hanover Direct Virginia, Inc., and Does 1-100. The complaint was filed by a California resident, seeking damages and other relief for herself and a class of all others similarly situated, arising out of the insurance fee charged by catalogs and internet sites operated by subsidiaries of the Company. Defendants, including the Company, have filed motions to dismiss based on a lack of personal jurisdiction over them. In January 2002, plaintiff sought leave to name six additional entities: International Male, Domestications Kitchen & Garden, Silhouettes, Hanover Company Store, Kitchen & Home, and Domestications as co-defendants. On March 12, 2002, the Company was served with the First Amended Complaint in which plaintiff named as defendants the Company, Hanover Brands, Hanover Direct Virginia, LWI Holdings, Hanover Company Store, Kitchen and Home, and Silhouettes. On April 15, 2002, the Company filed a Motion to Stay the Teichman action in favor of the previously filed Martin action and also filed a Motion to quash service of summons for lack of personal jurisdiction on behalf of defendants Hanover Direct, Inc., Hanover Brands and Hanover Direct Virginia. On May 14, 2002, the Court (1) granted the Company's Motion to quash service on behalf of Hanover Direct, Hanover Brands, and Hanover Direct Virginia, leaving only LWI Holdings, Hanover Company Store, Kitchen & Home, and Silhouettes, as defendants, and (2) granted the Company's Motion to Stay the action in favor of the previously filed Oklahoma action, so nothing will proceed on this case against the remaining entities until the Oklahoma case is decided. The Company believes it has defenses against the claims and plans to conduct a vigorous defense of this action.

         A lawsuit was commenced as both a class action and for the benefit of the general public on February 13, 2002 entitled Jacq Wilson, suing on behalf of himself, all others similarly situated, and the general public v. Brawn of California, Inc. dba International Male and Undergear, and Does 1-100 ("Brawn") in the Superior Court of the State of California, City and County of San Francisco. Does 1-100 are allegedly Internet and catalog direct marketers offering a selection of men's clothing, sundries, and shoes who advertise within California and nationwide. The complaint alleges that for at least four years, members of the class and the general public have been charged an unlawful, unfair and fraudulent insurance fee and tax on orders sent to them by Brawn; that Brawn was engaged in untrue, deceptive and misleading advertising in that it was not lawfully required or permitted to collect insurance, tax and sales tax from customers in California; and that Brawn has engaged in acts of unfair competition under the state's Business and Professions Code. Plaintiff seeks (i) restitution and disgorgement of all monies wrongfully collected and earned by Brawn, including interest and other gains made on account of these practices, including reimbursement in the amount of the insurance fee, tax and sales tax collected unlawfully, together with interest,
(ii) an order enjoining Brawn from charging customers insurance fee and tax on its order forms and/or from charging tax on the delivery, shipping and insurance charges, (iii) an order directing Brawn to notify the California State Board of Equalization of the failure to pay the correct amount of tax to the state and to take appropriate steps to provide the state with the information needed for audit, and (iv) compensatory damages, attorneys' fees, pre-judgment interest and costs of the suit. The plaintiff alleged that the claims of the individually named plaintiff and for each member of the class amount to less than $75,000. On April 15, 2002, the Company filed a Motion to Stay the Wilson action in favor of the previously filed Martin action. On May 14, 2002, the Court heard the argument in the Company's Motion to Stay the action in favor of the Martin action, denying the Motion. In October 2002, the Court granted the Company's Motion for leave to amend the answer. Discovery is completed. A mandatory settlement conference was held on April 7, 2003 and trial commenced on April 14, 2003 and a bench trial took place from April 14 through April 17, 2003. At the bench trial, the plaintiff withdrew the class action allegations and continued to proceed individually and on behalf of the general public pursuant to California Business and Professions Code Section 17200 et seq. Post-trial briefing should be completed in the third quarter of 2003. No date for decision has been set by the Court. The Company plans to conduct a vigorous defense of this action.

         A class action lawsuit was commenced on October 28, 2002 entitled John Morris, individually and on behalf of all other persons & entities similarly situated v. Hanover Direct, Inc., and Hanover Brands, Inc. (referred to here as "Hanover"), No. L 8830-02 in the Superior Court of New Jersey, Bergen County -- Law Division. The plaintiff brings the action individually and on behalf of a class of all persons and entities in New Jersey who purchased merchandise from Hanover within six years prior to filing of the lawsuit and continuing to the date of judgment. On the basis of a purchase made by the plaintiff in August 2002 of certain clothing from Hanover (which was from a men's division catalog, the only one which retained the insurance line item in 2002),the plaintiff claims that for at least six years, Hanover maintained a policy and practice of adding a charge for "insurance" to the orders it received and concealed and failed to disclose its policy with respect to all class members. Plaintiff claims that Hanover's conduct was (i) in violation of the New Jersey Consumer Fraud Act, as otherwise deceptive, misleading and unconscionable; (ii) such as to constitute Unjust Enrichment of Hanover at the expense and to the detriment of plaintiff and the class; and (iii) unconscionable per se under the Uniform Commercial Code for contracts related to the sale of goods. Plaintiff and the class seek damages equal to the amount of all insurance charges, interest thereon, treble and punitive damages, injunctive relief, costs and reasonable attorneys' fees, and such other relief as may be just, necessary, and appropriate. On December 13, 2002, the Company filed a Motion to Stay the Morris action in favor of the previously filed Martin action. Plaintiff then filed an Amended Complaint adding International Male as a defendant. The Company's response to the Amended Complaint was filed on February 5, 2003. Plaintiff's response brief was filed March 17, 2003, and the Company's reply brief was filed on March 31, 2003. Hearing on the motion to stay took place on June 6, 2003 at which time the Court granted the Company's motion to stay until December 31, 2003, at which time the Court will revisit the issue if the parties request that it do so. The Company plans to conduct a vigorous defense of this action.

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

         The Company was named as one of 88 defendants in a patent infringement complaint filed on November 23, 2001 by the Lemelson Medical, Education & Research Foundation, Limited Partnership (the "Lemelson Foundation"). The complaint, filed in the U.S. District Court in Arizona, was not served on the Company until March 2002. In the complaint, the Lemelson Foundation accuses the named defendants of infringing seven U.S. patents, which allegedly cover "automatic identification" technology through the defendants' use of methods for scanning production markings such as bar codes. The Company received a letter dated November 27, 2001 from attorneys for the Lemelson Foundation notifying the Company of the complaint and offering a license. The Court entered a stay of the case on March 20, 2002, requested by the Lemelson Foundation, pending the outcome of a related case in Nevada being fought by bar code manufacturers. The trial in the Nevada case began on November 18, 2002 and ended on January 17, 2003. The parties in the Nevada case submitted post trial briefs at the end of June 2003, and a decision is expected two months or more thereafter. The Order for the stay in the Lemelson case provides that the Company need not answer the complaint, although it has the option to do so. The Company has been invited to join a common interest/joint-defense group consisting of defendants named in the complaint as well as in other actions brought by the Lemelson Foundation. The Company is currently in the process of analyzing the merits of the issues raised by the complaint, notifying vendors of its receipt of the complaint and letter, evaluating the merits of joining the joint-defense group, and having discussions with attorneys for the Lemelson Foundation regarding the license offer. A preliminary estimate of the royalties and attorneys' fees, which the Company may pay if it decides to accept the license offer from the Lemelson Foundation, range from about $125,000 to $400,000. The Company has decided to gather further information, but will not agree to a settlement at this time, and has not established a reserve.

         In early March 2003, the Company learned that one of its business units had engaged in certain travel transactions that may have constituted violations under the provisions of U.S. government regulations promulgated pursuant to 50 U.S.C. App. 1-44, which proscribe certain transactions related to travel to certain countries. See Note 12.

         On July 17, 2003, the Company filed an action in the Supreme Court of the State of New York, County of New York (Index No. 03/602269) against Richemont Finance S.A. ("Richemont"), and Chelsey Direct, LLC, a Delaware limited liability company ("Chelsey"), seeking a declaratory judgment as to whether Richemont improperly transferred all of Richemont's securities in the Company consisting of 29,446,888 shares of Common Stock and 1,622,111 shares of Series B Participating Preferred Stock (collectively, the "Shares") to Chelsey on or about May 19, 2003 and whether the Company can properly recognize the transfer of those Shares from Richemont to Chelsey under federal and/or state law. The Company believes that Richemont sold the Shares to Chelsey while in the possession of confidential, material non-public information concerning the Company that it had received from the Company pursuant to a confidentiality agreement that barred it from using the information other than in connection with Richemont's relationship or business with the Company. The Company believes that Richemont improperly used this information in connection with its sale of the Shares to Chelsey and that it would be improper for the Company and/or its transfer agent to register the transfer of the Shares to Richemont without a court first deciding the issue.

         On July 29, 2003, Chelsey answered the Company's complaint, alleged certain affirmative defenses and raised three counterclaims against the Company, including Delaware law requiring the registration of the Shares, damages, including attorney's fees, for the failure to register the Shares, and tortious interference with contract. Chelsey also moved for a preliminary injunction directing the Company to register the ownership of the Shares in Chelsey's name.

         The parties appeared before the Court on July 29 and July 30, 2003. On July 30, 2003, an agreement was reached between the parties and read into the Court record and midday on July 31, 2003 the agreement reached between the parties and read into the Court record was ordered by the Court. The agreement includes the following:

         1. The Company will register ownership of the Shares in Chelsey's name on a temporary basis, subject to final resolution of the rights of the parties in the litigation.

         2. Chelsey will have the right to elect as a class two directors of the Company, after August 31, 2003, on a temporary basis, subject to final resolution of the rights of the parties in the litigation, if the Company does not redeem one-half of the Preferred Shares on or prior to that date, as called for by the Certificate of Designations.
         3. Chelsey will be entitled to select immediately, on a temporary basis, subject to final resolution of the rights of the parties in the litigation, an individual reasonably acceptable to the Company to attend all meeting of the Board of Directors of the Company and any committee thereof as a non-voting observer (the "Observer"), subject to certain limitations set forth in the Certificate of Designations. Both Chelsey and the Observer are required by the Certificate of Designations to execute and deliver to the Company a confidentiality agreement in form and substance reasonably satisfactory to the Company whereby each agrees to hold confidential all information learned as a result of the attendance by the Observer at the Board of Director and committee meetings.

         4. The Company and Chelsey will use their reasonable best efforts to prosecute and defend the pending declaratory judgment action as expeditiously as possible. The Company is serving Richemont with the complaint pursuant to the Hague Convention and the complaint has been delivered to the Central Authority in the Grand Duchy of Luxembourg. It cannot know how soon service of the complaint on Richemont will be effected by the Central Authority. Richemont will have 30 days to respond to the complaint after service on it under the Hague Convention. Discovery is to be concluded 60 days following Richemont's responsive pleadings and a trial to be held as soon as may be practicable, subject to the calendar of the Justice.

         5. Until the Justice in the pending action renders a decision in the litigation, if Chelsey has a good faith intention to sell the Shares, it has agreed to give the Company at least two business days' prior notice before consummating such a sale.

         The parties agreed that none of the foregoing agreements shall give rise to an adverse inference with respect to the positions of the parties in the underlying litigation.

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

         In the first quarter of 2003, special charges were recorded in the amount of $0.3 million. These charges consisted primarily of additional severance costs associated with the Company's strategic business realignment program. During the second quarter of 2003, special charges were recorded in the amount of $0.2 million, incurred to revise estimated losses related to sublease arrangements for office facilities in San Francisco, California. Increased anticipated losses on sublease arrangements for the San Francisco office space resulted from the loss of a subtenant, coupled with declining market values in that area of the country.

         As of the end of the second quarter of 2003, a liability of approximately $2.6 million was included within Accrued Liabilities and a liability of approximately $3.9 million was included within Other Non-Current Liabilities. These liabilities relate to future payments in connection with the Company's strategic business realignment program and consist of the following (in thousands):

                                SEVERANCE &        REAL ESTATE        INFORMATION
                                 PERSONNEL           LEASE &           TECHNOLOGY
                                   COSTS           EXIT COSTS            LEASES            TOTAL
                                   -----           ----------            ------            -----
Balance at December 29, 2001     $   2,546          $   8,137           $   373          $  11,056

2002 Expenses                        1,817              2,952                 -              4,769
Paid in 2002                        (2,911)            (4,672)             (210)            (7,793)
                                 ---------          ---------           -------          ---------

Balance at December 28, 2002     $   1,452          $   6,417           $   163          $   8,032

2003 Expenses                          261                223                 -                484
Paid in 2003                        (1,033)              (882)              (81)            (1,996)
                                 ---------          ---------           -------          ---------

Balance at June 28, 2003         $     680          $   5,758           $    82          $   6,520
                                 =========          =========           =======          =========

         A summary of the liability related to real estate lease and exit costs, by location, as of June 28, 2003 and December 28, 2002 is as follows (in thousands):

                                                                          JUNE 28,               DECEMBER 28,
                                                                            2003                     2002
                                                                         ----------              ------------
Gump's facility, San Francisco, California                               $    3,378               $    3,349

Corporate facility, Weehawken, New Jersey                                     1,885                    2,325

Corporate facility, Edgewater, New Jersey                                       351                      439

Administrative and telemarketing facility, San Diego, California                141                      179

Retail store facilities, Los Angeles and San Diego, California                    3                      125
                                                                         ----------               ----------

Total Lease and Exit Cost Liability                                      $    5,758               $    6,417
                                                                         ==========               ==========

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

         The asset purchase agreement between the Company and HSN provided that if Keystone Internet Services failed to perform its obligations during the first two years of the services contract, the purchaser could receive a reduction in the original purchase price of up to $2.0 million. An escrow fund of $3.0 million, which was withheld from the original proceeds of the sale of approximately $33.0 million, had been established for a period of two years under the terms of an escrow agreement between LWI Holdings, Inc., HSN and The Chase Manhattan Bank as a result of these contingencies.

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

7.       CHANGES IN MANAGEMENT AND EMPLOYMENT

         The Company entered into an Amendment No. 2 to Employment Agreement dated as of June 23, 2003 between Thomas C. Shull and the Company adjusting Mr. Shull's Base Compensation (as defined), subject to certain exceptions described therein, and obtaining his consent to the recent changes to the Company's vacation and merchandise discount policies which constitute part of his employee benefits. See Note 1 of the Condensed Consolidated Financial Statements.

         The Company entered into an Amendment NO. 3 to Employement Agreement effective as of August 3, 2003 between Thomas C. Shull and the Company (1) extending the term of the Company's Employment Agreement with Mr. Shull to March 31, 2006, (2) adjusting his Base Compensation (as defined) to $885,000 per annum, subject to certain exceptions described therein, (3) extending the termination date fo Mr. Shull's 2000 options to the end of the agreement term, and (4) making certain technical amendments set forth therein.

         The Company effected salary reduction for participants in its 2003 Management Incentive Plan, including Executive Officers, effective with the pay period starting August 3, 2003, of 5% of base pay.

         During June 2003, the Company established and implemented a new Company-wide vacation and sick policy applicable to all employees, including Executive Officers, to better administer vacation and sick benefits. See Note 1 of the Condensed Consolidated Financial Statements.

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

9.       RECENTLY ISSUED ACCOUNTING STANDARDS

         In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, many of which have been previously classified as equity or between the liabilities and equity sections of the consolidated balance sheet. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of FAS 150 and still existing at the beginning of the interim period of adoption. The Company has adopted the provisions of FAS 150 and will be impacted by the requirement to reclasify its Series B Participating Preferred Stock as a liability as opposed to between the liabilities and equity sections of the consolidated balance sheet. Based upon the requirements set forth by FAS 150, this reclassification will be subject to implementation beginning on June 29, 2003. Upon implementation of FAS 150, the Company will reflect each increase in liquidation preference as an increase in Total Liabilities with a corresponding reduction in capital in excess of par value. Such accretion will be recorded as interest expense, resulting in a decrease in Net Income (Loss) and Comprehensive Income (Loss). If FAS 150 was applicable for fiscal year 2002, Net Loss and Comprehensive Loss would have been $24.7 million. Net Income (Loss) Applicable to Common Shareholders and Net Income (Loss) Per Common Share will remain unchanged in comparison with the Company's classification of the instrument prior to June 29, 2003. In addition, there is no cumulative effect of a change in accounting principle as a result of the implementation of FAS 150. If the implementation of FAS 150 had been required for the 26- weeks ended June 28, 2003, Total Liabilities would have increased by approximately $100 million. Shareholders' Deficiency would remain unchanged since the balance is classified between Total Liabilities and Shareholders' Deficiency on the Condensed Consolidated Balance Sheet. The classification of the Series B Preferred Stock as a liability under FAS 150 should not change its classification as equity under state law.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - An Amendment of SFAS No. 123" ("FAS 148"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has established several stock-based compensation plans for the benefit of its officers and employees. Since 1996, the Company has accounted for its stock-based compensation to employees using the fair value-based methodology under SFAS No. 123, thus FAS 148 has had no effect on the Company's results of operations or financial position. For the 13- weeks ended June 28, 2003 and June 29, 2002, the Company recorded stock compensation expense of $0.16 million and $0.31 million, respectively. For the 26- weeks ended June 28, 2003 and June 29, 2002, the Company recorded stock compensation expense of $0.3 million and $0.6 million, respectively.

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

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Goodwill relates to the International Male and the Gump's brands and the net balance at both June 28, 2003 and June 29, 2002 was $9.3 million. The Company adopted FAS 142 effective January 1, 2002 and, as a result, has not recorded an amortization charge for goodwill since that time. The Company obtained the services of an independent appraisal firm during the second quarter ended June 28, 2003 to assist in the assessment of its annual goodwill impairment. The results of the appraisal indicated that goodwill was not impaired based upon the requirements set forth in FAS 142.

10.      AMENDMENTS TO CONGRESS LOAN AND SECURITY AGREEMENT

         In April 2003, the Company amended the Congress Credit Facility to allow the Company's chief financial officer or its corporate controller to certify the financial statements required to be delivered to Congress Financial Corporation ("Congress") under the Congress Credit Facility, rather than the chief financial officer of each subsidiary borrower or guarantor.

         The Congress Credit Facility expires on January 31, 2004. As a result, effective January 31, 2003, borrowings previously classified as long-term under the Congress Credit Facility were reclassified as short-term in the Company's Condensed Consolidated Financial Statements. Total cumulative borrowings under the Congress Credit Facility at June 28, 2003 aggregated $29.7 million, all of which is classified as short-term. The Company has continued discussions with Congress Financial Corporation and other potential lenders to replace the Congress Credit Facility.

11.      SERIES B PARTICIPATING PREFERRED STOCK

         On December 19, 2001, the Company issued to Richemont 1,622,111 shares of Series B Participating Preferred Stock having a par value of $0.01 per share (the "Series B Preferred Stock") in exchange for all of the outstanding shares of the Series A Cumulative Participating Preferred Stock issued to Richemont on August 24, 2000 for $70.0 million and 74,098,769 shares of the Common Stock of the Company held by Richemont and the reimbursement of expenses of $1 million to Richemont (the "Richemont Transaction"). The Richemont Transaction was made pursuant to an Agreement, dated as of December 19, 2001 (the "Richemont Agreement"), between the Company and Richemont. Richemont agreed, as part of the Richemont Transaction, to forego any claim it had to the accrued but unpaid dividends on the Series A Cumulative Participating Preferred Stock. As part of the Richemont Transaction, the Company (i) released Richemont, the individuals appointed by Richemont to the Board of Directors of the Company and certain of their respective affiliates and representatives (collectively, the "Richemont Group") from any claims by or in the right of the Company against any member of the Richemont Group that arise out of Richemont's acts or omissions as a stockholder of or lender to the Company or the acts or omissions of any Richemont board designee in his capacity as such and (ii) entered into an Indemnification Agreement (the "Indemnification Agreement") with Richemont pursuant to which the Company agreed to indemnify each member of the Richemont Group from any losses suffered as a result of any third party claim which is based upon Richemont's acts as a stockholder of or lender to the Company or the acts or omissions of any Richemont board designee in his capacity as such. The Indemnification Agreement is not limited as to term and does not include any limitations on maximum future payments thereunder.

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

         Commencing January 2003, the Company utilizes the interest method to account for the accretion of the Series B Preferred Stock up to the maximum amount of its Liquidation Preference. The application of the interest method yields a result different from the above Liquidation Preference table during the interim periods prior to the maximum Liquidation Preference. The accompanying Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows indicate the result of the Company's use of the interest method. The Company reflects the accretion as an increase in the Series B Preferred Stock with a corresponding reduction in the stated amount of capital in excess of par value. Such accretion has been recorded as a reduction of the net income available to common shareholders. See Note 9 for future accounting treatment in accordance with FAS 150. The accompanying Condensed Consolidated Statement of Income (Loss) presents $7.9 million of preferred stock dividends and accretion. This amount is comprised of $7.6 million for the increase in the Liquidation Preference and $0.3 million for the payment made on behalf of Richemont to the Internal Revenue Service as described below in further detail.

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

         The Certificate of Designations of the Series B Preferred Stock provides that, for so long as Richemont is the holder of at least 25% of the then outstanding shares of Series B Preferred Stock, it shall be entitled to appoint a non-voting observer to attend all meetings of the Board of Directors and any committees thereof. Richemont has not appointed such an observer.

         During autumn 2002, Company management conducted a strategic review of the Company's business and operations. As part of such review, Company management considered the Company's obligations under the Richemont Agreement and the Company's prospects and options for redemption of the Series B Preferred Stock issued to Richemont pursuant thereto in accordance with the Richemont Agreement terms. The review took into account the results of the Company's strategic business realignment program in 2001 and 2002, the relative strengths and weaknesses of the Company's competitive position and the economic and business climate, including the depressed business environment for mergers and acquisitions.

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

         Management believes that the Company has sufficient liquidity and availability under its credit agreement to fund its planned operations through at least January 31, 2004. The unlikelihood that the Company will be able to redeem the Series B Preferred Stock is not expected to limit the ability of the Company to use current and future net earnings or cash flow to satisfy its obligations to creditors and vendors. See "Cautionary Statements" below. In addition, the redemption price of the Series B Preferred Stock does not accrete after August 31, 2005.

         Company management met with representatives of Richemont on October 29, 2002 and outlined the results of management's strategic review in the context of the Company's obligations to Richemont under the Richemont Agreement, and discussed an alternative to the method for the redemption of the Series B Preferred Stock. Under this alternative proposal, that the Company had previously presented to Richemont, the Company would exchange two business divisions, Silhouettes and Gump's, for all of Richemont's Series B Preferred Stock (the "Proposal").

         Pursuant to the terms of the Richemont Agreement, the redemption value of the Series B Preferred Stock as of the date of the Proposal was $87 million. Management based the Proposal terms on a valuation of Silhouettes and Gump's using the valuation multiple employed in USA Network's June 2001 purchase of the Company's Improvements business division. The Proposal also included a willingness on the part of the Company to provide continued fulfillment services for Silhouettes and Gump's on terms to be negotiated. On November 18, 2002, a representative of Richemont confirmed in writing to the Company that Richemont rejected the Proposal. Representatives of Richemont indicated that it had no interest in the proffered assets and disputed their valuation implied in the Company's Proposal.

         Following the Proposal made to Richemont in the fall of 2002, on May 13, 2003, the Company made another proposal to Richemont to purchase all of Richemont's securities in the Company consisting of 29,446,888 shares of Common Stock of the Company (the "Common Shares") and 1,622,111 shares of Series B Preferred Stock of the Company (the "Series B Preferred Stock" and, together with the Common Shares, the "Shares") for a purchase price of US $45 million, subject to a number of material contingencies, including the consummation of the sale of certain assets of the Company to a third party or parties within 120 days and the consent of the Company's Board of Directors, shareholders and its secured lender to such transactions. The Company's proposal, if consummated, would have resulted in a reduction in the number of shares of Common Stock of the Company outstanding from 138,315,800 to 108,868,912 and a reduction in the number of shares of Series B Preferred Stock of the Company outstanding from 1,622,111 to 0. Richemont did not respond to the Company's May 2003 proposal.

         As a result of filings made by Richemont and certain related parties with the Securities and Exchange Commission on May 21, 2003, the Company learned that Richemont sold to Chelsey, on May 19, 2003 all of the Shares for a purchase price equal to US $40 million. The Company was not a party to such transaction and did not provide Chelsey with any material, non-public information in connection with such transaction, nor did the Company's Board of Directors endorse the transaction. As a result of the transaction, Chelsey may succeed to Richemont's rights in the Common Shares and the Series B Preferred Stock, including the right of the holder of the Series B Preferred Stock to a Liquidation Preference with respect to such shares which was equal to $98,202,600 on May 19, 2003, the date of the purported sale of the Shares, and which increases to and caps at $146,168,422 on August 23, 2005, the final redemption date of the Series B Preferred Stock.

         On May 30, 2003, the Company reported that it believed that Richemont sold the Common Shares and the Series B Preferred Stock to Chelsey while in the possession of material, non-public information and was examining its rights with respect to the transaction. The Company further reported that, by letter dated May 27, 2003, the Company had requested that its transfer agent for the Common Shares not register the transfer of the Common Shares from Richemont to Chelsey, in whole or in part, without first notifying the Company of any request to do so and without having first received the Company's agreement in writing to do so while the Company was examining these issues. The Company also reported that it intended to treat in a similar fashion any request for transfer of the Series B Preferred Stock for which it acts as the transfer agent while it was examining these issues.

         By letter dated July 7, 2003, the Company made a definitive proposal to Chelsey and Richemont to purchase all the Shares for a purchase price of US $45 million. This proposal was subject to a number of material contingencies, including the consummation of the sale of certain of the Company's assets to a third party within 60 days and the consent of the Company's Board of Directors and its secured lender, as well as the Company's shareholders, if necessary, to such transactions. By letter dated July 11, 2003, Chelsey rejected the Company's proposal describing it as "inadequate and grossly undervalued" and making numerous other assertions as to the Company's responsibilities to it. A copy of Chelsey's July 11, 2003 letter, as well as a copy of the Company's July 14, 2003 response, were filed by the Company with the SEC on July 15, 2003 pursuant to a Current Report on Form 8-K to which reference is hereby made.

         On July 17, 2003, the Company filed an action in the Supreme Court of the State of New York, County of New York (Index No. 03/602269) against Richemont and Chelsey seeking a declaratory judgment as to whether Richemont improperly transferred all of Richemont's securities in the Company consisting of the Shares to Chelsey on or about May 19, 2003 and whether the Company can properly recognize the transfer of those Shares from Richemont to Chelsey under federal and/or state law. The Company believes that Richemont sold the Shares to Chelsey while in the possession of confidential, material non-public information concerning the Company that it had received from the Company pursuant to a confidentiality agreement that barred it from using the information other than in connection with Richemont's relationship or business with the Company. The Company believes that Richemont improperly used this information in connection with its sale of the Shares to Chelsey and that it would be improper for the Company and/or its transfer agent to register the transfer of the Shares to Chelsey without a court first deciding the issue.

         On July 29, 2003, Chelsey answered the Company's complaint, alleged certain affirmative defenses and raised three counterclaims against the Company, including Delaware law requiring the registration of the Shares, damages, including attorney's fees, for the failure to register the Shares, and tortious interference with contract. Chelsey also moved for a preliminary injunction directing the Company to register the ownership of the Shares in Chelsey's name.

         The parties appeared before the Court on July 29 and July 30, 2003. On July 30, 2003, an agreement was reached between the parties and read into the Court record and midday on July 31, 2003 the agreement reached between the parties and read into the Court record was ordered by the Court. The agreement includes the following:

         1. The Company will register ownership of the Shares in Chelsey's name on a temporary basis, subject to final resolution of the rights of the parties in the litigation.

         2. Chelsey will have the right to elect as a class two directors of the Company, after August 31, 2003, on a temporary basis, subject to final resolution of the rights of the parties in the litigation, if the Company does not redeem one-half of the Preferred Shares on or prior to that date, as called for by the Certificate of Designations.

         3. Chelsey will be entitled to select immediately, on a temporary basis, subject to final resolution of the rights of the parties in the litigation, an individual reasonably acceptable to the Company to attend all meeting of the Board of Directors of the Company and any committee thereof as a non-voting observer (the "Observer"), subject to certain limitations set forth in the Certificate of Designations. Both Chelsey and the Observer are required by the Certificate of Designations to execute and deliver to the Company a confidentiality agreement in form and substance reasonably satisfactory to the Company whereby each agrees to hold confidential all information learned as a result of the attendance by the Observer at the Board of Director and committee meetings.

         4. The Company and Chelsey will use their reasonable best efforts to prosecute and defend the pending declaratory judgment action as expeditiously as possible. The Company is serving Richemont with the complaint pursuant to the Hague Convention and the complaint has been delivered to the Central Authority in the Grand Duchy of Luxembourg. It cannot know how soon service of the complaint on Richemont will be effected by the Central Authority. Richemont will have 30 days to respond to the complaint after service on it under the Hague Convention. Discovery is to be concluded 60 days following Richemont's responsive pleadings and a trial to be held as soon as may be practicable, subject to the calendar of the Justice.

         5. Until the Justice in the pending action renders a decision in the litigation, if Chelsey has a good faith intention to sell the Shares, it has agreed to give the Company at least two business days' prior notice before consummating such a sale.

         The parties agreed that none of the foregoing agreements shall give rise to an adverse inference with respect to the positions of the parties in the underlying litigation.

         For Federal income tax purposes, the increases in the Liquidation Preference of the Series B Preferred Stock are considered distributions by the Company to the holder of the Series B Preferred Stock, deemed made on the commencement dates of the quarterly increases, as discussed above. These distributions may be taxable dividends to the holder of the Series B Preferred Stock, provided the Company has accumulated or current earnings and profits ("E&P") for each year in which the distributions are deemed to be made. Under the terms of the Richemont Transaction, the Company is obligated to reimburse the holder of the Series B Preferred Stock for any U.S. income tax incurred pursuant to the Richemont Transaction. This reimbursement obligation is transferable upon the sale of the Series B Preferred Stock. If it is determined that Richemont's sale of the Series B Preferred Stock to Chelsey is valid, the Company's tax reimbursement obligation would be inapplicable to Chelsey, since Chelsey is treated as a partnership for U.S. tax purposes and, as such, does not pay any U.S. income taxes. Based on the Company's past income tax filings and its current income tax position, the Company had an E&P deficit as of December 28, 2002. Accordingly, the Company did not incur a tax reimbursement obligation for year 2002. The Company must have current E&P in years 2003, 2004 or 2005 to incur a tax reimbursement obligation for the scheduled increases in Liquidation Preference. If the Company does not have current E&P in one of those years, no tax reimbursement obligation would exist for that particular year. The Company does not have the ability to project the exact future tax reimbursement obligation; however, it has estimated the potential obligation to be in the range of $0 to $23.1 million if Richemont remains the holder for 2003 through 2005 and $0 to $2.2 million, if Chelsey is determined to be the holder of the Series B Preferred Stock. In March 2003, a payment of $0.3 million was made on behalf of Richemont to the Internal Revenue Service. The payment was reflected as a reduction of Capital in excess of par value on the Condensed Consolidated Balance Sheets and as an increase to Preferred stock dividends and accretion on the Condensed Consolidated Statements of Income (Loss).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth, for the fiscal periods indicated, the percentage relationship to net revenues of certain items in the Company's Condensed Consolidated Statements of Income (Loss):

                                                  13- WEEKS ENDED                           26- WEEKS ENDED
                                             ----------------------------             ---------------------------
                                             JUNE 28,            June 29,             JUNE 28,           June 29,
                                               2003                2002                 2003               2002
                                             --------            --------             --------           --------
Net revenues                                  100.0%              100.0%               100.0%             100.0%
Cost of sales and operating expenses           62.6                61.8                 63.3               63.4
Special charges                                 0.2                 0.0                  0.2                0.1
Selling expenses                               25.4                23.3                 24.7               22.9
General and administrative expenses             9.0                11.0                 10.0               11.2
Depreciation and amortization                   1.1                 1.3                  1.1                1.3
Income from operations                          1.7                 2.6                  0.7                1.1
Gain on sale of Improvements                    0.0                 0.3                  0.9                0.1
Interest expense, net                           1.1                 1.2                  1.2                1.2
Provision for state income taxes                0.0                 0.0                  0.0                0.0
Net income and comprehensive
  income                                        0.6%                1.6%                 0.4%               0.0%

RESULTS OF OPERATIONS - 13- WEEKS ENDED JUNE 28, 2003 COMPARED WITH THE 13-WEEKS ENDED JUNE 29, 2002

         Net Income and Comprehensive Income. The Company reported net income of $0.7 million for the 13- weeks ended June 28, 2003 compared with net income of $1.8 million for the comparable period in the year 2002. Compared with the same fiscal period in the year 2002, the $1.1 million decline in net income was primarily due to a decrease in revenues resulting from a softer economic climate. The decrease in revenues prompted an increase in catalog cost amortization, resulting in higher selling costs. This was partially offset by continued reductions in general and administrative expenses as well as the recording of a $0.3 million deferred gain during the 13- weeks ended June 29, 2002 relating to the June 29, 2001 sale of the Company's Improvements business. Net loss per common share was $.03 and $.01 for the 13- weeks ended June 28, 2003 and June 29, 2002, respectively. The per share amounts were calculated after deducting preferred dividends and accretion of $4.3 million and $3.5 million for the 13- weeks ended June 28, 2003 and June 29, 2002, respectively. The weighted average number of shares of Common Stock outstanding used in both the basic and diluted net loss per common share calculation was 138,315,800 and 138,264,152 for the 13- weeks ended June 28, 2003 and June 29, 2002, respectively. This increase in weighted average shares was due to issuances of Common Stock within the Company's stock-based compensation plans.

         Net Revenues. Net revenues decreased $8.1 million (7.1%) for the 13-week period ended June 28, 2003 to $105.8 million from $113.9 million for the comparable fiscal period in the year 2002. The decrease was due principally to softness in demand and a 6.6% reduction in overall circulation for continuing businesses from the comparable fiscal period in 2002. This reduction resulted from the Company's continued efforts to reduce unprofitable circulation and remain focused on its strategy of increasing profitable circulation. Internet sales continued to increase, and comprised 27.5% of combined Internet and catalog revenues for the 13- weeks ended June 28, 2003, and have improved by approximately $6.7 million or 31.9% to $27.5 million from $20.8 million for the comparable fiscal period in the year 2002.

         Cost of Sales and Operating Expenses. Cost of sales and operating expenses increased to 62.6% of net revenues for the 13-week period ended June 28, 2003 as compared with 61.8% of net revenues for the comparable period in the year 2002. This increase was primarily due to increases in product postage costs, partially offset by decreases in merchandise costs that have resulted from actions taken in connection with the Company's strategic business realignment program. Telemarketing and distribution costs continued to remain consistent with those in the comparable fiscal period in the year 2002.

         Special Charges. In December 2000, the Company began a strategic business realignment program that resulted in the recording of special charges for severance, facility exit costs and asset write-offs. Special charges for the 13- weeks ended June 28, 2003 were $0.2 million, incurred to revise estimated losses related to sublease arrangements in connection with office facilities in San Francisco, California. Increased anticipated losses on sublease arrangements for the San Francisco office space resulted from the loss of a subtenant, coupled with declining market values in that area of the country. For the 13-weeks ended June 29, 2002, the Company did not incur any additional special charges relating to the strategic business realignment program.

         Selling Expenses. Selling expenses increased by $0.3 million to $26.9 million for the 13- weeks ended June 28, 2003 as compared with $26.6 million for the comparable fiscal period in the year 2002. As a percentage relationship to net revenues, selling expenses increased to 25.4% for the 13- weeks ended June 28, 2003 compared with 23.3% for the comparable period in the year 2002. This change was due primarily to increases in printing and postage costs incurred in the production of catalog mailings.

         General and Administrative Expenses. General and administrative expenses decreased by $3.1 million to $9.5 million for the 13- weeks ended June 28, 2003 as compared with $12.6 million for the comparable period in the year 2002. As a percentage relationship to net revenues, general and administrative expenses were 9.0% of net revenues for the 13- weeks ended June 28, 2003 compared with 11.0% of net revenues for the comparable period in the year 2002. This decrease was primarily due to reductions in payroll costs and incentive compensation, legal costs and the benefit recognized for the implementation of the Company's new vacation and sick policy.

         Depreciation and Amortization. Depreciation and amortization decreased approximately $0.4 million to $1.1 million for the 13- weeks ended June 28, 2003 as compared with $1.5 million for the comparable period in the year 2002. The decrease was primarily due to capital expenditures that have become fully amortized. As a percentage relationship to net revenues, depreciation and amortization was 1.1% for the 13- weeks ended June 28, 2003 and 1.3% for the comparable period in the year 2002.

         Income from Operations. The Company's income from operations decreased by $1.1 million to $1.8 million for the 13- weeks ended June 28, 2003 from income of $2.9 million for the comparable period in the year 2002. See above discussion of "Results of Operations - 13- weeks ended June 28, 2003 compared with the 13- weeks ended June 29, 2002 - Net Income and Comprehensive Income" for further details.

         Gain on Sale of the Improvements Business. During the 13- weeks ended June 28, 2003, the Company did not recognize any gain relating to the sale of the Improvements business. Effective March 28, 2003, the remaining $2.0 million escrow balance was received by the Company, thus terminating the agreement. For the 13- weeks ended June 29, 2002, the Company recognized $0.3 million of the deferred gain consistent with the terms of the agreements. See Note 6 of the Condensed Consolidated Financial Statements.

         Interest Expense, Net. Interest expense, net decreased $0.3 million to $1.1 million for the 13- weeks ended June 28, 2003 as compared with $1.4 million for the comparable period in the year 2002. The decrease in interest expense is primarily due to a decrease in amortization from deferred financing costs relating to the Company's amendments to the Congress Credit Facility.

RESULTS OF OPERATIONS - 26- WEEKS ENDED JUNE 28, 2003 COMPARED WITH THE 26-WEEKS ENDED JUNE 29, 2002

         Net Income and Comprehensive Income. The Company reported net income of $0.9 million for the 26- weeks ended June 28, 2003 compared with net income of $0.0 million for the comparable period in the year 2002. Compared with the same fiscal period in the year 2002, the $0.9 million increase in net income was primarily due to continued reductions in general and administrative expenses as well as the recording of a $1.9 million deferred gain during the 26- weeks ended June 28, 2003 related to the June 29, 2001 sale of the Company's Improvements business. This was partially offset by a decrease in revenues resulting from a softer economic climate and, as a result, increases in catalog cost amortization, prompting selling costs to increase. Net loss per common share was $.05 for both the 26- weeks ended June 28, 2003 and June 29, 2002. The per share amounts were calculated after deducting preferred dividends and accretion of $7.9 million and $6.4 million for the 26- weeks ended June 28, 2003 and June 29, 2002, respectively. The weighted average number of shares of Common Stock outstanding used in both the basic and diluted net loss per common share calculation was 138,315,800 for the 26- weeks ended June 28, 2003 and 138,244,591 for the 26- weeks ended June 29, 2002. This increase in weighted average shares was due to issuances of Common Stock within the Company's stock-based compensation plans.

         Net Revenues. Net revenues decreased $15.2 million (6.8%) for the 26-week period ended June 28, 2003 to $208.2 million from $223.4 million for the comparable fiscal period in the year 2002. The decrease is due principally to softness in demand and a 4.5% reduction in overall circulation for continuing businesses from the comparable fiscal period in 2002. This reduction resulted from the Company's continued efforts to reduce unprofitable circulation and remain focused on its strategy of increasing profitable circulation. Internet sales continued to increase, and comprised 27.0% of combined Internet and catalog revenues for the 26- weeks ended June 28, 2003, and have improved by $12.9 million or 32.2% to $53.1 million from $40.2 million for the comparable fiscal period in the year 2002.

         Cost of Sales and Operating Expenses. Cost of sales and operating expenses decreased to 63.3% of net revenues for the 26-week period ended June 28, 2003 as compared with 63.4% of net revenues for the comparable period in the year 2002. This slight decrease was primarily due to reductions in merchandise cost and spending related to the information technology systems area that have resulted from actions taken in connection with those in the Company's strategic business realignment program. These decreases in costs, however, were partially offset by an increase in product postage costs for the period. Telemarketing and distribution costs continued to remain consistent with the comparable fiscal period in the year 2002.

         Special Charges. In December 2000, the Company began a strategic business realignment program that resulted in the recording of special charges for severance, facility exit costs and asset write-offs. Special charges recorded for the 26- weeks ended June 28, 2003 were $0.5 million. These charges consisted primarily of additional severance costs and revised estimated losses related to sub-lease arrangements in connection with office facilities in San Francisco, California. Increased anticipated losses on sublease arrangements for the San Francisco office space resulted from the loss of a subtenant, coupled with declining market values in that area of the country. For the 26- weeks ended June 29, 2002, the Company recorded $0.2 million in charges associated with the strategic business realignment program. These charges consisted primarily of severance costs related to the elimination of an additional 10 FTE positions in various levels of catalog operations and costs associated with the Company's decision to close the San Diego product storage facility.

         Selling Expenses. Selling expenses increased by $0.1 million to $51.3 million for the 26- weeks ended June 28, 2003 as compared with $51.2 million for the comparable fiscal period in the year 2002. As a percentage relationship to net revenues, selling expenses increased to 24.7% for the 26- weeks ended June 28, 2003 compared with 22.9% for the comparable period in the year 2002. This change was due primarily to increases in catalog preparation, printing and postage costs, partially offset by reduced paper prices.

         General and Administrative Expenses. General and administrative expenses decreased by $4.2 million to $20.8 million for the 26- weeks ended June 28, 2003 as compared with $25.0 million for the comparable period in the year 2002. As a percentage relationship to net revenues, general and administrative expenses were 10.0% of net revenues for the 26- weeks ended June 28, 2003 compared with 11.2% of net revenues for the comparable period in the year 2002. This decrease was primarily due to reductions in payroll costs and incentive compensation, legal costs and the benefit recognized for the implementation of the Company's new vacation and sick policy.

         Depreciation and Amortization. Depreciation and amortization decreased $0.7 million to $2.3 million for the 26- weeks ended June 28, 2003 as compared with $3.0 million for the comparable period in the year 2002. The decrease is primarily due to capital expenditures that have become fully amortized. As a percentage relationship to net revenues, depreciation and amortization was 1.1% for the 26- weeks ended June 28, 2003 and 1.3% for the comparable period in the year 2002.

         Income from Operations. The Company's income from operations decreased by $0.9 million to $1.6 million for the 26- weeks ended June 28, 2003 from income of $2.5 million for the comparable period in the year 2002. See above discussion of "Results of Operations - 26- weeks ended June 28, 2003 compared with the 26- weeks ended June 29, 2002 - Net Income and Comprehensive Income" for further details.

         Gain on Sale of the Improvements Business. During the 26- weeks ended June 28, 2003, the Company recognized the remaining deferred gain of $1.9 million consistent with the terms of the March 27, 2003 amendment made to the asset purchase agreement relating to the sale of the Improvements business. For the 26- weeks ended June 29, 2002, the Company recognized $0.3 million of the deferred gain consistent with the terms of the escrow agreement. See Note 6 of the Condensed Consolidated Financial Statements.

         Interest Expense, Net. Interest expense, net decreased $0.1 million to $2.6 million for the 26- weeks ended June 28, 2003 as compared with $2.7 million for the comparable period in the year 2002. The decrease in interest expense is primarily due to a decrease in amortization from deferred financing costs relating to the Company's amendments to the Congress Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used by operating activities. During the 26-week period ended June 28, 2003, net cash used by operating activities was $4.9 million. Increases in prepaid catalog costs, in coordination with decreases in accrued liabilities and accounts payable, contributed to this use of cash by operating activities. This use of cash was partially offset by positive cash flow generated by decreases in accounts receivable and inventory and increases in customer prepayments and credits.

         Net cash provided by investing activities. During the 26-week period ended June 28, 2003, net cash provided by investing activities was $0.7 million. This was primarily due to proceeds received relating to the deferred gain of $2.0 million associated with the sale of the Improvements business. These proceeds were partially offset by $1.2 million of capital expenditures, consisting primarily of upgrades to the Company's distribution and fulfillment equipment located at its Roanoke, Virginia fulfillment facility, telemarketing hardware, and various computer software upgrades. An additional $0.1 million of costs relating to the early release of escrow funds associated with the sale of the Improvements business also contributed to the offset of the proceeds received from the sale.

         Net cash provided by financing activities. During the 26-week period ended June 28, 2003, net cash provided by financing activities was $4.1 million, which was primarily due to increased net borrowings of $6.5 million under the Congress revolving loan facility. These borrowings were partially offset by monthly payments made relating to both the Congress Tranche A and Tranche B term loan facilities as well as a payment of $0.3 million for the Company's obligation to remit withholding taxes on behalf of Richemont for estimated taxes due from the scheduled increases in Liquidation Preference on the Series B Preferred Stock. See Note 11 of the Condensed Consolidated Financial Statements.

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

         The Congress Credit Facility expires on January 31, 2004. As a result, effective January 31, 2003, borrowings previously classified as long-term under the Congress Credit Facility were reclassified as short-term in the Company's Condensed Consolidated Financial Statements. As of June 28, 2003, the Company had $29.7 million of cumulative short-term borrowings outstanding under the Congress Credit Facility, comprising $15.3 million under the Revolving Loan Facility, bearing an interest rate of 4.75%, $7.5 million under the Tranche A Term Loan, bearing an interest rate of 5.0%, and $6.9 million under the Tranche B Term Loan, bearing an interest rate of 13.0%. The Company has continued discussions with Congress and other potential lenders to replace the Congress Credit Facility. The Company is confident that the replacement of the Congress Credit Facility will occur prior to the expiration of the existing facility. See "Cautionary Statements," below.

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

         The asset purchase agreement between the Company and HSN provided that if Keystone Internet Services failed to perform its obligations during the first two years of the services contract, the purchaser could receive a reduction in the original purchase price of up to $2.0 million. An escrow fund of $3.0 million, which was withheld from the original proceeds of the sale of approximately $33.0 million, had been established for a period of two years under the terms of an escrow agreement between LWI Holdings, Inc., HSN and The Chase Manhattan Bank as a result of these contingencies.

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

         General. At June 28 2003, the Company had $0.7 million in cash and cash equivalents, compared with $0.9 million at June 29, 2002. Total cumulative borrowings, including financing under capital lease obligations, as of June 28, 2003, aggregated $29.7 million and are classified as short-term since the Congress Credit Facility is due to expire on January 31, 2004. Remaining availability under the Congress Credit Facility as of June 28, 2003 was $9.5 million. The Company had approximately $0.4 million in short-term capital commitments as of June 28, 2003.

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

USES OF ESTIMATES AND OTHER CRITICAL ACCOUNTING POLICIES

         In addition to the use of estimates and other critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, an understanding of the Company's employee vacation and sick policy is necessary to analyze our quarterly financial results for the 13- weeks ended June 28, 2003.

         During June 2003, the Company established and issued a new Company-wide vacation and sick policy to better administer vacation and sick benefits. For purposes of the policy, employees were converted to a fiscal year for earning vacation benefits. Under the new policy, vacation benefits are deemed earned and thus accrued ratably throughout the fiscal year and employees must utilize all vacation earned by the end of the same year. Generally, any unused vacation benefits not utilized by the end of a fiscal year will be forfeited. In prior periods, employees earned vacation in the twelve months prior to the year that it would be utilized. The policy has been modified in certain locations to comply with state and local laws or written agreements. As a result of the transition to this new policy, vacation earned by certain employees during the prior period was forfeited and the Company recognized a benefit of approximately $0.8 million for the 13- weeks ended June 28, 2003. Approximately $0.5 million and $0.3 million of general and administrative and operating expenses, respectively, were reduced as a result of the recognition of this benefit.

         See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," found in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002, for additional information relating to the Company's use of estimates and other critical accounting policies.

NEW ACCOUNTING PRONOUNCEMENTS

         In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, many of which have been previously classified as equity or between the liabilities and equity sections of the consolidated balance sheet. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of FAS 150 and still existing at the beginning of the interim period of adoption. The Company has adopted the provisions of FAS 150 and will be impacted by the requirement to reclassify its Series B Participating Preferred Stock as a liability as opposed to between the liabilities and equity sections of the consolidated balance sheet. Based upon the requirements set forth by FAS 150, this reclassification will be subject to implementation beginning on June 29, 2003. Upon implementation of FAS 150, the Company will reflect each increase in liquidation preference as an increase in Total Liabilities with a corresponding reduction in capital in excess of par value. Such accretion will be recorded as interest expense, resulting in a decrease in Net Income (Loss) and Comprehensive Income (Loss). If FAS 150 was applicable for fiscal year 2002, Net Loss and Comprehensive Loss would have been $24.7 million. Net Income (Loss) Applicable to Common Shareholders and Net Income (Loss) Per Common Share will remain unchanged in comparison with the Company's classification of the instrument prior to June 29, 2003. In addition, there is no cumulative effect of a change in accounting principle as a result of the implementation of FAS 150. If the implementation of FAS 150 had been required for the 26- weeks ended June 28, 2003, Total Liabilities would have increased by approximately $100 million. Shareholders' Deficiency would remain unchanged since the balance is classified between Total Liabilities and Shareholders' Deficiency on the Condensed Consolidated Balance Sheet. The classification of the Series B Preferred Stock as a liability under FAS 150 should not change its classification as equity under state law.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - An Amendment of SFAS No. 123" ("FAS 148"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has established several stock-based compensation plans for the benefit of its officers and employees. Since 1996, the Company has accounted for its stock-based compensation to employees using the fair value-based methodology under SFAS No. 123, thus FAS 148 has had no effect on the Company's results of operations or financial position. For the 26- weeks ended June 28, 2003 and June 29, 2002, the Company recorded stock compensation expense of $0.3 million and $0.6 million, respectively.

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

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Goodwill relates to the International Male and the Gump's brands and the net balance at both June 28, 2003 and June 29, 2002 was $9.3 million. The Company adopted FAS 142 effective January 1, 2002 and, as a result, has not recorded an amortization charge for goodwill since that time. The Company obtained the services of an independent appraisal firm during the second quarter ended June 28, 2003 to assist in the assessment of its annual goodwill impairment review. The results of the appraisal indicated that goodwill was not impaired based upon the requirements set forth in FAS 142.

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

- The ability of the Company to realize the aggregate cost savings and other objectives anticipated in connection with the strategic business realignment program, or within the time periods anticipated therefor. The aggregate costs of effecting the strategic business realignment program may be greater than the amounts anticipated by the Company.

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

- The ability of the Company to redeem the Series B Preferred Stock on a timely basis, or at all, actions by any holder in response thereto, if any, and future interpretations of applicable law and contract.

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

- The inability of the Company to continue to source goods from foreign sources, particularly India and Pakistan, leading to increased costs of sales.

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         INTEREST RATES: The Company's exposure to market risk relates to interest rate fluctuations for borrowings under the Congress revolving credit facility and its term financing facilities, which bear interest at variable rates. At June 28, 2003, outstanding principal balances under these facilities subject to variable rates of interest were approximately $22.7 million. If interest rates were to increase by one percent from current levels, the resulting increase in interest expense, based upon the amount outstanding at June 28, 2003, would be approximately $0.2 million on an annual basis.

ITEM 4. CONTROLS AND PROCEDURES

         DISCLOSURE CONTROLS AND PROCEDURES. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is detailed in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis. Information required to be disclosed by the Company in the reports it files or submits under the Exchange Act.

         INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         A class action lawsuit was commenced on March 3, 2000 entitled Edwin L. Martin v. Hanover Direct, Inc. and John Does 1 through 10, bearing case no. CJ2000-177 in the State Court of Oklahoma (District Court in and for Sequoyah County). Plaintiff commenced the action on behalf of himself and a class of persons who have at any time purchased a product from the Company and paid for an "insurance charge." The complaint sets forth claims for breach of contract, unjust enrichment, recovery of money paid absent consideration, fraud and a claim under the New Jersey Consumer Fraud Act. The complaint alleges that the Company charges its customers for delivery insurance even though, among other things, the Company's common carriers already provide insurance and the insurance charge provides no benefit to the Company's customers. Plaintiff also seeks a declaratory judgment as to the validity of the delivery insurance. The damages sought are (i) an order directing the Company to return to the plaintiff and class members the "unlawful revenue" derived from the insurance charges,
(ii) declaring the rights of the parties, (iii) permanently enjoining the Company from imposing the insurance charge, (iv) awarding threefold damages of less than $75,000 per plaintiff and per class member, and (v) attorneys' fees and costs. On April 12, 2001, the Court held a hearing on plaintiff's class certification motion. Subsequent to the April 12, 2001 hearing on plaintiff's class certification motion, plaintiff filed a motion to amend the definition of the class. On July 23, 2001, plaintiff's class certification motion was granted, defining the class as "All persons in the United States who are customers of any catalog or catalog company owned by Hanover Direct, Inc. and who have at any time purchased a product from such company and paid money that was designated to be an `insurance' charge." On August 21, 2001, the Company filed an appeal of the order with the Oklahoma Supreme Court and subsequently moved to stay proceedings in the district court pending resolution of the appeal. The appeal has been fully briefed. At a subsequent status hearing, the parties agreed that issues pertaining to notice to the class would be stayed pending resolution of the appeal, that certain other issues would be subject to limited discovery, and that the issue of a stay for any remaining issues would be resolved if and when such issues arise. The Oklahoma Supreme Court has not yet ruled on the pending appeal. Oral argument on the appeal, if scheduled, was expected during the first half of 2003 but has yet to be scheduled by the Court. The Company believes it has defenses against the claims and plans to conduct a vigorous defense of this action.

         On August 15, 2001, the Company was served with a summons and four-count complaint filed in Superior Court for the City and County of San Francisco, California, entitled Teichman v. Hanover Direct, Inc., Hanover Brands, Inc., Hanover Direct Virginia, Inc., and Does 1-100. The complaint was filed by a California resident, seeking damages and other relief for herself and a class of all others similarly situated, arising out of the insurance fee charged by catalogs and internet sites operated by subsidiaries of the Company. Defendants, including the Company, have filed motions to dismiss based on a lack of personal jurisdiction over them. In January 2002, plaintiff sought leave to name six additional entities: International Male, Domestications Kitchen & Garden, Silhouettes, Hanover Company Store, Kitchen & Home, and Domestications as co-defendants. On March 12, 2002, the Company was served with the First Amended Complaint in which plaintiff named as defendants the Company, Hanover Brands, Hanover Direct Virginia, LWI Holdings, Hanover Company Store, Kitchen and Home, and Silhouettes. On April 15, 2002, the Company filed a Motion to Stay the Teichman action in favor of the previously filed Martin action and also filed a Motion to quash service of summons for lack of personal jurisdiction on behalf of defendants Hanover Direct, Inc., Hanover Brands and Hanover Direct Virginia. On May 14, 2002, the Court (1) granted the Company's Motion to quash service on behalf of Hanover Direct, Hanover Brands, and Hanover Direct Virginia, leaving only LWI Holdings, Hanover Company Store, Kitchen & Home, and Silhouettes, as defendants, and (2) granted the Company's Motion to Stay the action in favor of the previously filed Oklahoma action, so nothing will proceed on this case against the remaining entities until the Oklahoma case is decided. The Company believes it has defenses against the claims and plans to conduct a vigorous defense of this action.

         A lawsuit was commenced as both a class action and for the benefit of the general public on February 13, 2002 entitled Jacq Wilson, suing on behalf of himself, all others similarly situated, and the general public v. Brawn of California, Inc. dba International Male and Undergear, and Does 1-100 ("Brawn") in the Superior Court of the State of California, City and County of San Francisco. Does 1-100 are allegedly Internet and catalog direct marketers offering a selection of men's clothing, sundries, and shoes who advertise within California and nationwide. The complaint alleges that for at least four years, members of the class and the general public have been charged an unlawful, unfair and fraudulent insurance fee and tax on orders sent to them by Brawn; that Brawn was engaged in untrue, deceptive and misleading advertising in that it was not lawfully required or permitted to collect insurance, tax and sales tax from customers in California; and that Brawn has engaged in acts of unfair competition under the state's Business and Professions Code. Plaintiff seeks (i) restitution and disgorgement of all monies wrongfully collected and earned by Brawn, including interest and other gains made on account of these practices, including reimbursement in the amount of the insurance fee, tax and sales tax collected unlawfully, together with interest, (ii) an order enjoining Brawn from charging customers insurance fee and tax on its order forms and/or from charging tax on the delivery, shipping and insurance charges, (iii) an order directing Brawn to notify the California State Board of Equalization of the failure to pay the correct amount of tax to the state and to take appropriate steps to provide the state with the information needed for audit, and (iv) compensatory damages, attorneys' fees, pre-judgment interest and costs of the suit. The Plaintiff alleged that the claims of the individually named plaintiff and for each member of the class amount to less than $75,000. On April 15, 2002, the Company filed a Motion to Stay the Wilson action in favor of the previously filed Martin action. On May 14, 2002, the Court heard the argument in the Company's Motion to Stay the action in favor of the Martin action, denying the Motion. In October 2002, the Court granted the Company's Motion for leave to amend the answer. Discovery is completed. A mandatory settlement conference was held on April 7, 2003 and trial commenced on April 14, 2003 and a bench trial took place from April 14 through April 17, 2003. At the bench trial, the Plaintiff withdrew the class action allegations and continued to proceed individually and on behalf of the general public pursuant to California Business and Professions Code Section 17200 et seq. Post-trial briefing should be completed in the third quarter of 2003. No date for decision has been set by the Court. The Company plans to conduct a vigorous defense of this action.

         A class action lawsuit was commenced on October 28, 2002 entitled John Morris, individually and on behalf of all other persons & entities similarly situated v. Hanover Direct, Inc., and Hanover Brands, Inc. (referred to here as "Hanover"), No. L 8830-02 in the Superior Court of New Jersey, Bergen County -- Law Division. The plaintiff brings the action individually and on behalf of a class of all persons and entities in New Jersey who purchased merchandise from Hanover within six years prior to filing of the lawsuit and continuing to the date of judgment. On the basis of a purchase made by the plaintiff in August 2002 of certain clothing from Hanover (which was from a men's division catalog, the only one which retained the insurance line item in 2002), the Plaintiff claims that for at least six years, Hanover maintained a policy and practice of adding a charge for "insurance" to the orders it received and concealed and failed to disclose its policy with respect to all class members. Plaintiff claims that Hanover's conduct was (i) in violation of the New Jersey Consumer Fraud Act, as otherwise deceptive, misleading and unconscionable; (ii) such as to constitute Unjust Enrichment of Hanover at the expense and to the detriment of plaintiff and the class; and (iii) unconscionable per se under the Uniform Commercial Code for contracts related to the sale of goods. Plaintiff and the class seek damages equal to the amount of all insurance charges, interest thereon, treble and punitive damages, injunctive relief, costs and reasonable attorneys' fees, and such other relief as may be just, necessary, and appropriate. On December 13, 2002, the Company filed a Motion to Stay the Morris action in favor of the previously filed Martin action. Plaintiff then filed an Amended Complaint adding International Male as a defendant. The Company's response to the Amended Complaint was filed on February 5, 2003. Plaintiff's response brief was filed March 17, 2003, and the Company's reply brief was filed on March 31, 2003. Hearing on the motion to stay took place on June 6, 2003 at which time the Court granted the Company's motion to stay until December 31, 2003, at which time the Court will revisit the issue if the parties request that it do so. The Company plans to conduct a vigorous defense of this action.

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

         The Company was named as one of 88 defendants in a patent infringement complaint filed on November 23, 2001 by the Lemelson Medical, Education & Research Foundation, Limited Partnership (the "Lemelson Foundation"). The complaint, filed in the U.S. District Court in Arizona, was not served on the Company until March 2002. In the complaint, the Lemelson Foundation accuses the named defendants of infringing seven U.S. patents, which allegedly cover "automatic identification" technology through the defendants' use of methods for scanning production markings such as bar codes. The Company received a letter dated November 27, 2001 from attorneys for the Lemelson Foundation notifying the Company of the complaint and offering a license. The Court entered a stay of the case on March 20, 2002, requested by the Lemelson Foundation, pending the outcome of a related case in Nevada being fought by bar code manufacturers. The trial in the Nevada case began on November 18, 2002 and ended on January 17, 2003. The parties in the Nevada case submitted post trial briefs at the end of June 2003, and a decision is expected two months or more thereafter. The Order for the stay in the Lemelson case provides that the Company need not answer the complaint, although it has the option to do so. The Company has been invited to join a common interest/joint-defense group consisting of defendants named in the complaint as well as in other actions brought by the Lemelson Foundation. The Company is currently in the process of analyzing the merits of the issues raised by the complaint, notifying vendors of its receipt of the complaint and letter, evaluating the merits of joining the joint-defense group, and having discussions with attorneys for the Lemelson Foundation regarding the license offer. A preliminary estimate of the royalties and attorneys' fees, which the Company may pay if it decides to accept the license offer from the Lemelson Foundation, range from about $125,000 to $400,000. The Company has decided to gather further information, but will not agree to a settlement at this time, and has not established a reserve.

         In early March 2003, the Company learned that one of its business units had engaged in certain travel transactions that may have constituted violations under the provisions of U.S. government regulations promulgated pursuant to 50 U.S.C. App. 1-44, which proscribe certain transactions related to travel to certain countries. See Note 12.

         On July 17, 2003, the Company filed an action in the Supreme Court of the State of New York, County of New York (Index No. 03/602269) against Richemont Finance S.A. ("Richemont"), and Chelsey Direct, LLC, a Delaware limited liability company ("Chelsey"), seeking a declaratory judgment as to whether Richemont improperly transferred all of Richemont's securities in the Company consisting of 29,446,888 shares of Common Stock and 1,622,111 shares of Series B Participating Preferred Stock (collectively, the "Shares") to Chelsey on or about May 19, 2003 and whether the Company can properly recognize the transfer of those Shares from Richemont to Chelsey under federal and/or state law. The Company believes that Richemont sold the Shares to Chelsey while in the possession of confidential, material non-public information concerning the Company that it had received from the Company pursuant to a confidentiality agreement that barred it from using the information other than in connection with Richemont's relationship or business with the Company. The Company believes that Richemont improperly used this information in connection with its sale of the Shares to Chelsey and that it would be improper for the Company and/or its transfer agent to register the transfer of the Shares to Richemont without a court first deciding the issue.

         On July 29, 2003, Chelsey answered the Company's complaint, alleged certain affirmative defenses and raised three counterclaims against the Company, including Delaware law requiring the registration of the Shares, damages, including attorney's fees, for the failure to register the Shares, and tortious interference with contract. Chelsey also moved for a preliminary injunction directing the Company to register the ownership of the Shares in Chelsey's name.

         The parties appeared before the Court on July 29 and July 30, 2003. On July 30, 2003, an agreement was reached between the parties and read into the Court record and midday on July 31, 2003 the agreement reached between the parties and read into the Court record was ordered by the Court. The agreement includes the following:

         1. The Company will register ownership of the Shares in Chelsey's name on a temporary basis, subject to final resolution of the rights of the parties in the litigation.

         2. Chelsey will have the right to elect as a class two directors of the Company, after August 31, 2003, on a temporary basis, subject to final resolution of the rights of the parties in the litigation, if the Company does not redeem one-half of the Preferred Shares on or prior to that date, as called for by the Certificate of Designations.
         3. Chelsey will be entitled to select immediately, on a temporary basis, subject to final resolution of the rights of the parties in the litigation, an individual reasonably acceptable to the Company to attend all meeting of the Board of Directors of the Company and any committee thereof as a non-voting observer (the "Observer"), subject to certain limitations set forth in the Certificate of Designations. Both Chelsey and the Observer are required by the Certificate of Designations to execute and deliver to the Company a confidentiality agreement in form and substance reasonably satisfactory to the Company whereby each agrees to hold confidential all information learned as a result of the attendance by the Observer at the Board of Director and committee meetings.

         4. The Company and Chelsey will use their reasonable best efforts to prosecute and defend the pending declaratory judgment action as expeditiously as possible. The Company is serving Richemont with the complaint pursuant to the Hague Convention and the complaint has been delivered to the Central Authority in the Grand Duchy of Luxembourg. It cannot know how soon service of the complaint on Richemont will be effected by the Central Authority. Richemont will have 30 days to respond to the complaint after service on it under the Hague Convention. Discovery is to be concluded 60 days following Richemont's responsive pleadings and a trial to be held as soon as may be practicable, subject to the calendar of the Justice.

         5. Until the Justice in the pending action renders a decision in the litigation, if Chelsey has a good faith intention to sell the Shares, it has agreed to give the Company at least two business days' prior notice before consummating such a sale.

         The parties agreed that none of the foregoing agreements shall give rise to an adverse inference with respect to the positions of the parties in the underlying litigation.

         In addition, the Company is involved in various routine lawsuits of a nature, which are deemed customary and incidental to its businesses. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 2003 annual meeting of stockholders of the Company was held in Weehawken, New Jersey on May 15, 2003. Holders of 131,267,009 shares of Common Stock and 1,622,111 shares of Series B Participating Preferred Stock outstanding and entitled to vote at the meeting, or 95% of the outstanding shares, were present at the meeting in person or by proxy.

1. The following five directors were elected to a one-year term expiring in 2004:

      NAME                                      FOR                             WITHHELD
      ----                                      ---                             --------
Thomas C. Shull                             101,410,935                        46,077,184
E. Pendleton James                          101,436,905                        46,051,214
Kenneth J. Krushel                          101,436,567                        46,051,552
Robert H. Masson                            101,437,197                        46,050,922
Basil P. Regan                              101,384,030                        46,104,089

2. The proposal to delegate to the Audit Committee of the Board of Directors the authority to select the Company's independent auditors for the fiscal year ending December 27, 2003 from amongst established national audit firms received the following votes: 101,492,031 shares voted in favor; 178,786 shares voted against; and 45,817,302 shares abstained.

ITEM 5. OTHER INFORMATION

         On May 19, 2003, the Company issued a Notice of Blackout Period to its directors and executive officers (the "Notice") announcing a blackout period commencing on June 13, 2003 and ending the week of August 24, 2003 (the "Blackout Period") because participants in The Company Store Savings and Retirement Plan for Union Employees and The Company Store Money Purchase Pension Plan are prohibited from entering into transactions with respect to Company securities under such plans due to certain changes under such plans. A copy of such Notice is furnished as an exhibit to this Quarterly Report on Form 10-Q.

         The information contained in this Item 5 is being furnished pursuant to "Item 11, Temporary Suspension of Trading Under Registrant's Employee Benefit Plans" of Form 8-K in accordance with Release No. 33-8216 of the Securities and Exchange Commission.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.1 Amendment No. 2 to Employment Agreement dated as of June 23, 2003 between Thomas C. Shull and the Company.

10.2 Amendment No. 3 to Employment Agreement effective as of August 3, 2003 between Thomas C. Shull and the Company.

31.1           Certification signed by Thomas C. Shull.

31.2           Certification signed by Edward M. Lambert.

32.1           Certification signed by Thomas C. Shull and Edward M. Lambert.

99.1 Notice of Blackout Period, dated May 19, 2003, to Directors and Executive Officers of Hanover Direct, Inc. Incorporated by reference to Exhibit 32.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2003.

(b) Reports on Form 8-K:

1.1 Form 8-K, filed May 7, 2003 -- reporting pursuant to Item 5 of such Form scheduling information regarding its conference call with management to review the operating results for the fiscal quarter ended March 29, 2003.

1.2 Form 8-K, filed May 13, 2003 -- reporting pursuant to Item 9 of such Form (information furnished pursuant to Item 12 of such Form) the issuance of a press release announcing operating results for the fiscal quarter ended March 29, 2003.

1.3 Form 8-K, filed May 13, 2003 -- reporting pursuant to Item 9 of such Form an unofficial transcript of its conference call with management to review the operating results for the fiscal quarter ended March 29, 2003.

1.4 Form 8-K, filed May 20, 2003 -- reporting pursuant to Item 9 of such Form (information furnished pursuant to Item 11 of such Form) the issuance of a Notice of Blackout Period to its directors and executive officers.

1.5 Form 8-K, filed May 22, 2003 -- reporting pursuant to Item 5 of such Form that it had learned that Richemont Finance S.A. had sold its shares in the Company to Chelsey Direct, LLC.

1.6 Form 8-K, filed May 30, 2003 -- reporting pursuant to Item 5 of such Form certain instructions the Company was giving to its transfer agent.

1.7 Form 8-K, filed July 15, 2003 -- reporting pursuant to Item 5 of such Form the exchange of certain correspondence with Chelsey Direct, LLC.

1.8 Form 8-K, filed July 17, 2003 -- reporting pursuant to Item 5 of such Form the filing by the Company of an action in the Supreme Court of the State of New York against Richemont Finance S.A. and Chelsey Direct, LLC.

1.9 Form 8-K, filed July 30, 2003 -- reporting pursuant to Item 5 of such Form the increase in the size of the Company's Board of Directors and the election of Jeffrey A. Sonnenfeld and A. David Brown as directors.

2.0 Form 8-K, filed August 1, 2003 -- reporting pursuant to Item 5 of such Form certain agreements of the parties in the matter of Hanover Direct, Inc. v. Richemont Finance S.A. and Chelsey Direct, LLC.

2.1 Form 8-K, filed August 5, 2003 -- reporting pursuant to Item 5 of such Form scheduling information regarding its conference call with management to review the operating results for the fiscal quarter ended June 28, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HANOVER DIRECT, INC.

                                   Registrant

                                   By:           /s/ Edward M. Lambert
                                      ---------------------------------------
                                                    Edward M. Lambert

                                              Executive Vice President and
                                                Chief Financial Officer
                                           (On behalf of the Registrant and as
                                              principal financial officer)

Date: August 7, 2003