Form 10-Q
period 2003-09-27
HANOVER DIRECT INC
filed 2003-11-10
CIK 320333

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 27, 2003

                         Commission file number 1-08056

                              HANOVER DIRECT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                               13-0853260
            ------------------------           ---------------------------------
            (State of incorporation)           (IRS Employer Identification No.)

115 RIVER ROAD, BUILDING 10, EDGEWATER, NEW JERSEY            07020
--------------------------------------------------        -------------
      (Address of principal executive offices)             (Zip Code)

                                 (201) 863-7300
                                ----------------
                               (Telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Common stock, par value $.66 2/3 per share: 138,315,800 shares outstanding (excluding treasury shares) as of November 7, 2003.

                              HANOVER DIRECT, INC.

                                TABLE OF CONTENTS

                                                                                            Page
                                                                                            ----
Part I - Financial Information

    Item 1. Financial Statements

       Condensed Consolidated Balance Sheets -
         September 27, 2003 and December 28, 2002 ........................................    2

       Condensed Consolidated Statements of Income (Loss) - 13- and 39- weeks ended
         September 27, 2003 and September 28, 2002 .......................................    4

       Condensed Consolidated Statements of Cash Flows - 39- weeks ended
         September 27, 2003 and September 28, 2002 .......................................    5

       Notes to Condensed Consolidated Financial Statements ..............................    6

    Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and
         Results of Operations ...........................................................   20

    Item 3. Quantitative and Qualitative Disclosures about Market Risk ...................   31

    Item 4. Controls and Procedures ......................................................   31

Part II - Other Information

    Item 1. Legal Proceedings ............................................................   32

    Item 5. Other Information ............................................................   35

    Item 6. Exhibits and Reports on Form 8-K .............................................   37

    Signatures ...........................................................................   39

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                    SEPTEMBER 27,   DECEMBER 28,
                                                        2003            2002
                                                    -------------   ------------
                                                     (UNAUDITED)
                   ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                      $    931         $    785
      Accounts receivable, net                         12,539           16,945
      Inventories                                      53,000           53,131
      Prepaid catalog costs                            15,770           13,459
      Other current assets                              3,834            3,967
                                                     --------         --------
         Total Current Assets                          86,074           88,287
                                                     --------         --------
PROPERTY AND EQUIPMENT, AT COST:
      Land                                              4,361            4,395
      Buildings and building improvements              18,210           18,205
      Leasehold improvements                            9,895            9,915
      Furniture, fixtures and equipment                56,240           56,094
      Construction in progress                            471                -
                                                     --------         --------
                                                       89,177           88,609
      Accumulated depreciation and amortization       (61,705)         (59,376)
                                                     --------         --------
         Property and equipment, net                   27,472           29,233
                                                       ------           ------
Goodwill, net                                           9,278            9,278
Deferred tax assets                                     2,300           12,400
Other assets                                              253              902
                                                     --------         --------
         Total Assets                                $125,377         $140,100
                                                     ========         ========

                             Continued on next page.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                               SEPTEMBER 27,  DECEMBER 28,
                                                                                   2003           2002
                                                                               -------------  ------------
                                                                                (UNAUDITED)
                       LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
     Current portion of long-term debt and capital lease obligations             $  10,831     $   3,802
     Accounts payable                                                               40,522        42,873
     Accrued liabilities                                                            12,066        26,351
     Customer prepayments and credits                                                6,705         4,722
     Deferred tax liabilities                                                        2,300         1,100
                                                                                 ---------     ---------
              Total Current Liabilities                                             72,424        78,848
                                                                                 ---------     ---------
NON-CURRENT LIABILITIES:
     Long-term debt                                                                 22,820        21,327
     Series B Participating Preferred Stock, authorized, issued and outstanding 1,622,111 shares at September 27, 2003; liquidation
         preference of $112,964 at September 27, 2003                              104,437             -
     Other                                                                           7,748         6,387
                                                                                 ---------     ---------
              Total Non-current Liabilities                                        135,005        27,714
                                                                                 ---------     ---------
              Total Liabilities                                                    207,429       106,562
                                                                                 ---------     ---------
SERIES B PARTICIPATING PREFERRED STOCK, authorized, issued
     and outstanding 1,622,111 shares at December 28, 2002; liquidation
     preference was $92,379 at December 28, 2002                                         -        92,379
SHAREHOLDERS' DEFICIENCY:
     Common Stock, $.66 2/3 par value, authorized 300,000,000 shares;
         140,436,729 shares issued at September 27, 2003 and December
         28, 2002                                                                   93,625        93,625
     Capital in excess of par value                                                325,923       337,507
     Accumulated deficit                                                          (498,254)     (486,627)
                                                                                 ---------     ---------
                                                                                   (78,706)      (55,495)
                                                                                 ---------     ---------
Less:
     Treasury stock, at cost (2,120,929 shares at September 27, 2003 and
        December 28, 2002)                                                          (2,996)       (2,996)
     Notes receivable from sale of Common Stock                                       (350)         (350)
                                                                                 ---------     ---------
              Total Shareholders' Deficiency                                       (82,052)      (58,841)
                                                                                 ---------     ---------
              Total Liabilities and Shareholders' Deficiency                     $ 125,377     $ 140,100
                                                                                 =========     =========

            See notes to Condensed Consolidated Financial Statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                FOR THE 13- WEEKS ENDED              FOR THE 39- WEEKS ENDED
                                                            --------------------------------     ---------------------------------
                                                             SEPTEMBER 27,     SEPTEMBER 28,      SEPTEMBER 27,      SEPTEMBER 28,
                                                                 2003               2002              2003               2002
                                                            --------------     -------------     --------------      -------------
NET REVENUES                                                  $  96,633           $ 106,030         $ 304,872           $ 329,393
                                                              ---------           ---------         ---------           ---------
OPERATING COSTS AND EXPENSES:
     Cost of sales and operating expenses                        62,557              68,890           194,361             210,379
     Special charges                                                193               1,463               681               1,696
     Selling expenses                                            22,787              25,355            74,099              76,554
     General and administrative expenses                         10,092              11,834            30,857              36,806
     Depreciation and amortization                                1,068               1,393             3,389               4,376
                                                              ---------           ---------         ---------           ---------
                                                                 96,697             108,935           303,387             329,811
                                                              ---------           ---------         ---------           ---------

(LOSS) INCOME FROM OPERATIONS                                       (64)             (2,905)            1,485                (418)
     Gain on sale of Improvements                                     -                   -             1,911                 318
                                                              ---------           ---------         ---------           ---------

(LOSS) INCOME BEFORE INTEREST AND
     INCOME TAXES                                                   (64)             (2,905)            3,396                (100)
     Interest expense, net                                        5,274               1,277             7,842               4,016
                                                              ---------           ---------         ---------           ---------

LOSS BEFORE INCOME TAXES                                         (5,338)             (4,182)           (4,446)             (4,116)
     Provision for deferred federal income taxes                 11,300                   -            11,300                   -
     Provision for state income taxes                                 7                  30                17                  90
                                                              ---------           ---------         ---------           ---------

NET LOSS AND COMPREHENSIVE
     LOSS                                                       (16,645)             (4,212)          (15,763)             (4,206)
     Preferred stock dividends and accretion                          -               4,185             7,922              10,593
                                                              ---------           ---------         ---------           ---------

      SHAREHOLDERS                                            $ (16,645)          $  (8,397)        $ (23,685)          $ (14,799)
                                                              =========           =========         =========           ==========
NET LOSS PER COMMON SHARE:
     Net loss per common share - basic and diluted            $    (.12)          $    (.06)        $    (.17)          $    (.11)
                                                              =========           =========         =========           =========
     Weighted average common shares outstanding -
     basic (thousands)                                          138,316             138,316           138,316             138,268
                                                              =========           =========         =========           =========
     Weighted average common shares outstanding -
     diluted (thousands)                                        138,316             138,316           138,316             138,268
                                                              =========           =========         =========           =========

            See notes to Condensed Consolidated Financial Statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                    FOR THE 39- WEEKS ENDED
                                                                                ------------------------------
                                                                                SEPTEMBER 27,    SEPTEMBER 28,
                                                                                    2003              2002
                                                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $    (15,763)    $     (4,206)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization, including deferred fees                            4,206            5,483
     Provision for doubtful accounts                                                     281                -
     Special charges                                                                      16                -
     Deferred tax asset                                                               11,300                -
     Gain on the sale of Improvements                                                 (1,911)            (318)
     Loss on the sale of property and equipment                                           70                -
     Interest expense related to Series B Participating Preferred Stock
       redemption price increase                                                       4,482                -
     Compensation expense related to stock options                                       473              724
Changes in assets and liabilities:
     Accounts receivable                                                               4,125            3,863
     Inventories                                                                         131              972
     Prepaid catalog costs                                                            (2,311)          (4,231)
     Accounts payable                                                                 (2,351)            (860)
     Accrued liabilities                                                             (14,285)          (5,692)
     Customer prepayments and credits                                                  1,983            2,255
     Other, net                                                                        1,570           (2,078)
                                                                                ------------     ------------
Net cash used by operating activities                                                 (7,984)          (4,088)
                                                                                ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property and equipment                                           (1,715)            (597)
     Proceeds from sale of Improvements                                                2,000              318
     Costs related to the early release of escrow funds                                  (89)               -
     Proceeds from disposal of property and equipment                                      2                -
                                                                                ------------     ------------
Net cash provided (used) by investing activities                                         198             (279)
                                                                                ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under Congress revolving loan facility                            11,373            3,419
     Borrowings under Congress Tranche B term loan facility                                -            3,500
     Payments under Congress Tranche A term loan facility                             (1,493)          (1,493)
     Payments under Congress Tranche B term loan facility                             (1,350)            (864)
     Payments of long-term debt and capital lease obligations                             (8)            (102)
     Borrowings under capital lease obligations                                            -               32
     Payment of debt issuance costs                                                     (243)            (528)
     Proceeds from issuance of common stock                                                -               25
     Series B Participating Preferred Stock Transaction Cost Adjustment                    -              216
     Payment of estimated Richemont tax obligation on Series B Participating
       Preferred Stock accretion                                                        (347)               -
                                                                                ------------     ------------
Net cash provided by financing activities                                              7,932            4,205
                                                                                ------------     ------------
Net increase (decrease) in cash and cash equivalents                                     146             (162)
Cash and cash equivalents at the beginning of the year                                   785            1,121
                                                                                ------------     ------------
Cash and cash equivalents at the end of the period                              $        931     $        959
                                                                                ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
     Interest                                                                   $      2,480     $      2,451
     Income taxes                                                               $        665     $        193
Non-cash investing and financing activities:
     Series B Participating Preferred Stock redemption price increase           $      7,575     $     10,593

            See notes to Condensed Consolidated Financial Statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Reference should be made to the annual financial statements, including the footnotes thereto, included in the Hanover Direct, Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended December 28, 2002. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial condition, results of operations and cash flows of the Company and its consolidated subsidiaries for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform to the current year presentation. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," the consolidated operations of the Company are reported as one segment.

Uses of Estimates and Other Critical Accounting Policies

         In addition to the use of estimates and other critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, an understanding of the below use of estimates and other critical accounting policies is necessary to analyze our financial results for the 13 and 39-week periods ended September 27, 2003.

         Revenue is recognized for catalog and internet sales when merchandise is shipped to customers and at the time of sale for retail sales. Shipping terms for catalog and internet sales are FOB shipping point, and title passes to the customer at the time and place of shipment. Prices for all merchandise are listed in the Company's catalogs and Web sites and are confirmed with the customer upon order. The customer has no cancellation privileges other than customary rights of return that are accounted for in accordance with SFAS No. 48 "Revenue Recognition When Right of Return Exists." The Company accrues a sales return allowance for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to the balance sheet date. Amounts billed to customers for shipping and handling fees related to catalog and internet sales are included in other revenues at the time of shipment.

         During June 2003, the Company established and issued a new Company-wide vacation and sick policy to better administer vacation and sick benefits. For purposes of the policy, employees were converted to a fiscal year for earning vacation benefits. Under the new policy, vacation benefits are deemed earned and thus accrued ratably throughout the fiscal year and employees must utilize all vacation earned by the end of the same year. Generally, any unused vacation benefits not utilized by the end of a fiscal year will be forfeited. In prior periods, employees earned vacation in the twelve months prior to the year that it would be utilized. The policy has been modified in certain locations to comply with state and local laws or written agreements. As a result of the transition to this new policy, the Company has recognized a benefit of approximately $0.5 million and $1.3 million for the 13 and 39- weeks ended September 27, 2003. Approximately $0.2 million and $0.7 million of general and administrative expenses were reduced as a result of the recognition of this benefit for the 13 and 39- weeks ended September 27, 2003, respectively. Approximately $0.3 million and $0.6 million of operating expenses were reduced as a result of the recognition of this benefit for the 13 and 39- weeks ended September 27, 2003, respectively.

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

3.       NET LOSS PER COMMON SHARE

         Net loss per common share is computed using the weighted average number of common shares outstanding in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("FAS 128"). The weighted average number of shares used in the calculation for both basic and diluted net loss per common share for the 13-week periods ended September 27, 2003 and September 28, 2002 was 138,315,800 shares. The weighted average number of shares used in the calculation for both basic and diluted net loss per common share for the 39-week periods ended September 27, 2003 and September 28, 2002 was 138,315,800 and 138,268,327 shares, respectively. Diluted net loss per common share equals basic net loss per common share as the inclusion of potentially dilutive securities would have an anti-dilutive impact on the dilutive calculation as a result of the net losses incurred during the 13 and 39-week periods ended September 27, 2003 and September 28, 2002. Currently, all potentially dilutive securities consist of options to purchase shares of the Company's Common Stock that have been issued and are outstanding. Outstanding options to purchase 14.0 million shares for the 13 and 39-week periods ended September 27, 2003 and 14.3 million shares for the 13 and 39-week periods ended September 28, 2002 of the Company's Common Stock at prices ranging from $0.20 to $3.50 were excluded from the per share calculations of diluted earnings per share because they would have been anti-dilutive. Options that had exercise prices below the average price of a common share for the 13-week periods ended September 27, 2003 and September 28, 2002 were 798,615 and 472,671, respectively. Options that had exercise prices below the average price of a common share for the 39-week periods ended September 27, 2003 and September 28, 2002 were 19,651 and 3,207,612, respectively.

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

         On August 15, 2001, the Company was served with a summons and four-count complaint filed in Superior Court for the City and County of San Francisco, California, entitled Teichman v. Hanover Direct, Inc., Hanover Brands, Inc., Hanover Direct Virginia, Inc., and Does 1-100. The complaint was filed by a California resident, seeking damages and other relief for herself and a class of all others similarly situated, arising out of the insurance fee charged by catalogs and internet sites operated by subsidiaries of the Company. Defendants, including the Company, have filed motions to dismiss based on a lack of personal jurisdiction over them. In January 2002, plaintiff sought leave to name six additional entities: International Male, Domestications Kitchen & Garden, Silhouettes, Hanover Company Store,

Kitchen & Home, and Domestications as co-defendants. On March 12, 2002, the Company was served with the First Amended Complaint in which plaintiff named as defendants the Company, Hanover Brands, Hanover Direct Virginia, LWI Holdings, Hanover Company Store, Kitchen and Home, and Silhouettes. On April 15, 2002, the Company filed a Motion to Stay the Teichman action in favor of the previously filed Martin action and also filed a Motion to quash service of summons for lack of personal jurisdiction on behalf of defendants Hanover Direct, Inc., Hanover Brands and Hanover Direct Virginia. On May 14, 2002, the Court (1) granted the Company's Motion to quash service on behalf of Hanover Direct, Hanover Brands, and Hanover Direct Virginia, leaving only LWI Holdings, Hanover Company Store, Kitchen and Home, and Silhouettes, as defendants, and (2) granted the Company's Motion to Stay the action in favor of the previously filed Oklahoma action. The Company believes it has defenses against the claims and plans to conduct a vigorous defense of this action.

         A lawsuit was commenced as both a class action and for the benefit of the general public on February 13, 2002 entitled Jacq Wilson, suing on behalf of himself, all others similarly situated, and the general public v. Brawn of California, Inc. dba International Male and Undergear, and Does 1-100 ("Brawn") in the Superior Court of the State of California, City and County of San Francisco. Does 1-100 are allegedly Internet and catalog direct marketers offering a selection of men's clothing, sundries, and shoes who advertise within California and nationwide. The complaint alleges that for at least four years, members of the class and the general public have been charged an unlawful, unfair and fraudulent insurance fee and tax on orders sent to them by Brawn; that Brawn was engaged in untrue, deceptive and misleading advertising in that it was not lawfully required or permitted to collect insurance, tax and sales tax from customers in California; and that Brawn has engaged in acts of unfair competition under the state's Business and Professions Code. Plaintiff seeks (i) restitution and disgorgement of all monies wrongfully collected and earned by Brawn, including interest and other gains made on account of these practices, including reimbursement in the amount of the insurance fee, tax and sales tax collected unlawfully, together with interest, (ii) an order enjoining Brawn from charging customers insurance fee and tax on its order forms and/or from charging tax on the delivery, shipping and insurance charges, (iii) an order directing Brawn to notify the California State Board of Equalization of the failure to pay the correct amount of tax to the state and to take appropriate steps to provide the state with the information needed for audit, and (iv) compensatory damages, attorneys' fees, pre-judgment interest and costs of the suit. The Plaintiff alleged that the claims of the individually named plaintiff and for each member of the class amount to less than $75,000. On April 15, 2002, the Company filed a Motion to Stay the Wilson action in favor of the previously filed Martin action. On May 14, 2002, the Court denied the Motion to Stay. The Wilson case proceeded to trial before the Honorable Dian Elan Wick of the Superior Court of California for the County of San Francisco, and the Judge, sitting without a jury, heard evidence from April 15-17, 2003. The Court requested and received closing arguments and Proposed Statements of Decision in July 2003. On September 18, 2003, the Court issued its Proposed Statement of Decision and Proposed Judgment After Trial (the "Proposed Judgment"). The Proposed Judgment would find: 1) that Jacq Wilson has abandoned his individual claims and has pursued the case only on behalf of the general public; 2) that Brawn had violated Business and Professions Code Section 17200 and 17500 by identifying its $1.48 charge to customers as an `insurance' charge and that said charge was for an illusory benefit that was likely to deceive consumers; and 3) that plaintiff had failed to prove that Brawn had violated Business and Professions Code Section 17200 by collecting, sales tax on delivery charges for goods shipped to its customers. The Proposed Judgment would order Brawn to "locate, identify and pay restitution to each of its customers for each transaction in which a $1.48 charge for `insurance' was paid from February 13, 1998 through January 15, 2003" with interest from the date paid. The Proposed Judgment states that such restitution must be made on or before June 30, 2004. On October 10, 2003 Brawn filed its Objections to the Court's Proposed Decision and its Amended [Tentative] Statement of Decision, based on Brawn's belief that the Court failed to properly consider certain undisputed evidence, reached other conclusions not supported by any admissible evidence and improperly applied the law concerning the insurance fee. (Plaintiff's co-counsel (on the tax matter) requested an opportunity to respond and intended to file its response on or before October 24, 2003.) The potential estimated exposure is in the range of $0 to $4.0 million. If the trial court fails to amend or modify its Proposed Judgment, the Company expects to take an appeal and conduct a vigorous defense of this action.

         A class action lawsuit was commenced on October 28, 2002 entitled John Morris, individually and on behalf of all other persons & entities similarly situated v. Hanover Direct, Inc., and Hanover Brands, Inc. (referred to here as "Hanover"), No. L 8830-02 in the Superior Court of New Jersey, Bergen County -- Law Division. The plaintiff brings the action individually and on behalf of a class of all persons and entities in New Jersey who purchased merchandise from Hanover within six years prior to filing of the lawsuit and continuing to the date of judgment. On the basis of a purchase made by the plaintiff in August 2002 of certain clothing from Hanover (which was from a men's division catalog, the only one which retained the insurance line item in 2002), the Plaintiff claims that for at least six years, Hanover maintained a policy and practice of adding a charge for "insurance" to the orders it received and concealed and failed to disclose its policy with respect to all class members. Plaintiff claims that Hanover's conduct was (i) in violation of the New Jersey Consumer Fraud Act, as otherwise deceptive, misleading and unconscionable; (ii) such as to constitute Unjust Enrichment of Hanover at the expense and to the detriment of plaintiff and the class; and (iii) unconscionable per se under the Uniform Commercial Code for contracts related to the sale of goods. Plaintiff and the class seek damages equal to the amount of all insurance charges, interest thereon, treble and punitive damages, injunctive relief, costs and reasonable attorneys' fees, and such other relief as may be just, necessary, and appropriate. Plaintiff filed an Amended Complaint adding International Male as a defendant. On December 13, 2002, the Company filed a Motion to Stay the Morris action in favor of the previously filed Martin action. Hearing on the Motion to Stay took place on June 6, 2003 and the Court granted the Company's motion to stay until December 31, 2003, at which time the Court will revisit the issue if the parties request that it do so. The Company plans to conduct a vigorous defense of this action.

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

         The Company was named as one of 88 defendants in a patent infringement complaint filed on November 23, 2001 by the Lemelson Medical, Education & Research Foundation, Limited Partnership (the "Lemelson Foundation"). The complaint, filed in the U.S. District Court in Arizona, was not served on the Company until March 2002. In the complaint, the Lemelson Foundation accuses the named defendants of infringing seven U.S. patents, which allegedly cover "automatic identification" technology through the defendants' use of methods for scanning production markings such as bar codes. The Company received a letter dated November 27, 2001 from attorneys for the Lemelson Foundation notifying the Company of the complaint and offering a license. The Court entered a stay of the case on March 20, 2002, requested by the Lemelson Foundation, pending the outcome of a related case in Nevada being fought by bar code manufacturers. The trial in the Nevada case began on November 18, 2002 and ended on January 17, 2003. The parties in the Nevada case submitted post trial briefs by the end of May 2003, and a decision is expected in the near future. The Order for the stay in the Lemelson case provides that the Company need not answer the complaint, although it has the option to do so. The Company has been invited to join a common interest/joint-defense group consisting of defendants named in the complaint as well as in other actions brought by the Lemelson Foundation. The Company is currently in the process of analyzing the merits of the issues raised by the complaint, notifying vendors of its receipt of the complaint and letter, evaluating the merits of joining the joint-defense group, and having discussions with attorneys for the Lemelson Foundation regarding the license offer. A preliminary estimate of the royalties and attorneys' fees, which the Company may pay if it decides to accept the license offer from the Lemelson Foundation, range from about $125,000 to $400,000. The Company has decided to gather further information, but will not agree to a settlement at this time, and has not established a reserve.

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

         On July 17, 2003, the Company filed an action in the Supreme Court of the State of New York, County of New York (Index No. 03/602269) against Richemont Finance S.A. ("Richemont"), and Chelsey Direct, LLC, a Delaware limited liability company ("Chelsey"), seeking a declaratory judgment as to whether Richemont improperly transferred all of Richemont's securities in the Company consisting of 29,446,888 shares of Common Stock and 1,622,111 shares of Series B Participating Preferred Stock (collectively, the "Shares") to Chelsey on or about May 19, 2003 and whether the Company can properly recognize the transfer of those Shares from Richemont to Chelsey under federal and/or state law. On July 29, 2003, Chelsey answered the Company's complaint, alleged certain affirmative defenses and raised three counterclaims against the Company, including Delaware law requiring the registration of the Shares, damages, including attorney's fees, for the failure to register the Shares, and tortious interference with contract. Chelsey also moved for a preliminary injunction directing the Company to register the ownership of the Shares in Chelsey's name. Chelsey later moved for summary judgment dismissing the Company's complaint. Subsequently, Chelsey moved to compel production of certain documents and for sanctions and/or costs. On August 28, 2003, Richemont moved to dismiss the Company's complaint. It subsequently filed a motion seeking sanctions and/or costs against the Company. On October 27, 2003, the Court granted Chelsey's motion for summary judgment and Richemont's motion to dismiss and ordered that judgment be entered dismissing the case in its entirety. The Court also denied Chelsey's and Richemont's motions for sanctions and Chelsey's motion to compel production of certain documents.

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

         In the first quarter of 2003, special charges were recorded in the amount of $0.3 million. These charges consisted primarily of additional severance costs associated with the Company's strategic business realignment program. During the second and third quarters of 2003, special charges of $0.2 million were recorded during each quarter. These charges were incurred primarily to revise estimated losses related to sublease arrangements for office facilities in San Francisco, California. Increased anticipated losses on sublease arrangements for the San Francisco office space resulted from the loss of a subtenant, coupled with declining market values in that area of the country.

         As of the end of the third quarter of 2003, a liability of approximately $2.4 million was included within Accrued Liabilities and a liability of approximately $3.5 million was included within Other Non-current Liabilities. These liabilities relate to future payments in connection with the Company's strategic business realignment program. They are expected to be satisfied no later than February 2010 and consist of the following (in thousands):

                                 SEVERANCE &  REAL ESTATE  INFORMATION
                                  PERSONNEL     LEASE &     TECHNOLOGY
                                    COSTS     EXIT COSTS      LEASES      TOTAL
                                    -----     ----------      ------      -----
Balance at December 29, 2001      $  2,546    $   8,137    $     373    $  11,056

2002 Expenses                        1,817        2,952            -        4,769
Paid in 2002                        (2,911)      (4,672)        (210)      (7,793)
                                  --------    ----------   ---------    ---------

Balance at December 28, 2002      $  1,452    $   6,417    $     163    $   8,032

2003 Expenses                          257          421            -          678
Paid in 2003                        (1,356)      (1,324)        (131)      (2,811)
                                  --------    ----------   ---------    ---------

Balance at September 27, 2003      $   353    $   5,514    $      32    $   5,899
                                  ========    ==========   =========    =========


         A summary of the liability related to real estate lease and exit costs, by location, as of September 27, 2003 and December 28, 2002 is as follows (in thousands):

                                                                         SEPTEMBER 27,    DECEMBER 28,
                                                                             2003             2002
                                                                         ------------     ------------
Gump's facility, San Francisco, California                                $    3,404       $    3,349

Corporate facility, Weehawken, New Jersey                                      1,695            2,325

Corporate facility, Edgewater, New Jersey                                        306              439

Administrative and telemarketing facility, San Diego, California                 107              179

Retail store facilities, Los Angeles and San Diego, California                     2              125
                                                                          ----------       ----------

Total Lease and Exit Cost Liability                                       $    5,514       $    6,417
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

7.       CHANGES IN MANAGEMENT AND EMPLOYMENT

         On November 3, 2003, Charles E. Blue was appointed Chief Financial Officer of the Company effective November 11, 2003, replacing Edward M. Lambert as Chief Financial Officer, effective on such date, in connection with the Company's ongoing strategic business realignment program. Mr. Blue joined the Company in 1999 and had most recently served as Senior Vice President, Finance, a position eliminated by this finance department restructuring.

         Mr. Lambert will continue to serve as Executive Vice President of the Company until January 2, 2004. In connection with such change, Mr. Lambert and the Company have entered into a severance agreement dated November 4, 2003 providing a minimum of $600,000 and a maximum of $640,000 of cash payments as well as other benefits that will be accrued and paid in the fourth quarter of 2003. Mr. Lambert is also entitled to receive a payment under the Company's 2003 Management Incentive Plan; however, the Company's current forecast does not project any such payment for the 2003 Plan year.

         The Company entered into Amendment No. 3 to the Hanover Direct, Inc. Key Executive Eighteen Month Compensation Continuation Plan, effective October 29, 2003, making certain technical amendments thereto to reflect the names of each of the Company's current subsidiaries. Similar changes were made to the Company's other Compensation Continuation Plans.

         On September 29, 2003, the Company issued shares at a price of $0.27 per option to purchase 100,000 shares of the Company's Common Stock to two newly-elected board members.

         The Company entered into an Amendment No. 3 to Employment Agreement effective as of August 3, 2003 between Thomas C. Shull and the Company (1) extending the term of the Company's Employment Agreement with Mr.

Shull to March 31, 2006, (2) adjusting his Base Compensation (as defined) to $855,000 per annum, subject to certain exceptions described therein, (3) extending the termination date of Mr. Shull's 2000 options to the end of the agreement term, and (4) making certain technical amendments set forth therein.

         The Company effected salary reduction for participants in its 2003 Management Incentive Plan, including Executive Officers, effective with the pay period starting August 3, 2003, of 5% of base pay.

         On August 1, 2003, the Company issued shares at a price of $0.25 per option to purchase 210,000 shares of the Company's Common Stock to the then existing six board members and 35,000 shares at a price of $0.25 per option of the Company's Common Stock to a consultant to the Company per their agreement.

         On July 29, 2003, the Company issued shares at a price of $0.25 per option to purchase 100,000 shares of the Company's Common Stock to two newly-elected board members.

8.       RECENTLY ISSUED ACCOUNTING STANDARDS

         In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, many of which had been previously classified as equity or between the liabilities and equity sections of the consolidated balance sheet. The provisions of FAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of FAS 150 and still existing at the beginning of the interim period of adoption. The Company has adopted the provisions of FAS 150 and has been impacted by the requirement to reclassify its Series B Participating Preferred Stock as a liability as opposed to between the liabilities and equity sections of the consolidated balance sheet. Based upon the requirements set forth by FAS 150, this reclassification was subject to implementation beginning on June 29, 2003. Upon implementation of FAS 150, the Company has reflected the accretion of the preferred stock balance as an increase in Total Liabilities with a corresponding reduction in capital in excess of par value, because the Company has an accumulated deficit. Such accretion has been recorded as interest expense, resulting in a decrease in Net Income (Loss) and Comprehensive Income (Loss) of $4.5 million for the 13 and 39-weeks ended September 27, 2003. In addition, based upon the Company's current projections for 2003, it is estimated the Company may not incur a tax reimbursement obligation for 2003 relating to the increases in the Liquidation Preference of the Series B Participating Preferred Stock and will file for a refund of the $0.3 million Federal tax payment made in March 2003. Due to the FAS 150 requirements to reclassify the Series B Participating Preferred Stock to liabilities and to record the accretion of the preferred stock balance as interest expense, the refund has been treated as a decrease to interest expense on the Condensed Consolidated Statements of Income (Loss) for the third quarter and an increase of Capital in excess of par value on the Condensed Consolidated Balance Sheets. If FAS 150 was applicable for fiscal year 2002, Net Loss and Comprehensive Loss would have been $24.7 million. Net Income (Loss) Applicable to Common Shareholders and Net Income (Loss) Per Common Share remains unchanged in comparison with the Company's classification of the instrument prior to June 29, 2003. In addition, there is no cumulative effect of a change in accounting principle as a result of the implementation of FAS 150. As of September 27, 2003, the implementation of FAS 150 has increased Total Liabilities by approximately $104.4 million. Shareholders' Deficiency remained unchanged since the balance had previously been classified between Total Liabilities and Shareholders' Deficiency on the Condensed Consolidated Balance Sheet. The classification of the Series B Preferred Stock as a liability under FAS 150 should not change its classification as equity under state law.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - An Amendment of SFAS No. 123" ("FAS 148"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has established several stock-based compensation plans for the benefit of its officers and employees. Since 1996, the Company has accounted for its stock-based compensation to employees using the fair value-based methodology under SFAS No. 123, thus FAS 148 has had no effect on the Company's results of operations or financial position. For the 13- weeks ended September 27, 2003 and September 28, 2002, the Company recorded stock compensation expense of approximately $0.1 million during each period. For the 39- weeks ended September 27, 2003 and September 28, 2002, the Company recorded stock compensation expense of $0.5 million and $0.7 million, respectively.

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

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Goodwill relates to the International Male and the Gump's brands and the net balance at both September 27, 2003 and September 28, 2002 was $9.3 million. The Company adopted FAS 142 effective January 1, 2002 and, as a result, has not recorded an amortization charge for goodwill since that time. The Company obtained the services of an independent appraisal firm during the second quarter ended June 28, 2003 to assist in the assessment of its annual goodwill impairment. The results of the appraisal indicated that goodwill was not impaired based upon the requirements set forth in FAS 142.

9.       AMENDMENTS TO CONGRESS LOAN AND SECURITY AGREEMENT

         In August 2003, the Company amended the Congress Credit Facility to make certain technical amendments thereto, including the amendment of the definition of Consolidated Net Worth and the temporary release of a $3 million availability reserve established thereunder. The temporary release of the $3 million availability reserve will be removed by the end of fiscal year 2003.

         In October 2003, the Company amended the Congress Credit Facility to extend the expiration thereof from January 31, 2004 to January 31, 2007, to reduce the amount of revolving loans available thereunder to $43,000,000, to make adjustments to the sublimits available to the various borrowers thereunder, to amend the EBITDA covenant to specify minimum levels of EBITDA that must be achieved during the Company's fiscal years ending 2004, 2005 and 2006, to permit the borrowing under certain circumstances of up to $1,000,000 against certain inventory in transit to locations in the United States, and to make certain other technical amendments.

         As a result of this amendment, a portion of the borrowings previously classified as short-term were reclassified as long-term in the Company's Condensed Consolidated Financial Statements. Under SFAS No. 6 "Classification of Short-Term Obligations Expected to Be Refinanced" ("FAS 6"), if an issuer's intent to refinance a short-term obligation on a long-term basis is supported by an ability to consummate the refinancing, certain amounts of the obligation may be classified as a long-term obligation. If ability to refinance is demonstrated by the existence of a financing agreement, the amount of the short-term obligation to be excluded from current liabilities shall be reduced to the amount available for refinancing under the agreement when the amount available is less than the amount of the short-term obligation. The amount to be excluded shall be reduced further if amounts that could be obtained under the financing agreement fluctuate. In that case, the amount to be excluded from current liabilities shall be limited to a reasonable estimate of the minimum amount expected to be available at any date from the scheduled maturity of the short-term obligation to the end of the fiscal year or operating cycle. Based on the guidelines presented by FAS 6, the amount of the short-term obligation excluded from current liabilities was approximately $13 million.

         In November 2003, the Company amended the Congress Credit Facility to change the definition of Consolidated Net Worth so as to provide that for the purposes of calculating such amount for the Company's fiscal year ending December 27, 2003, the Company's net deferred tax assets in the amount of $11,300,000 that are required to be fully reserved pursuant to SFAS No. 109, "Accounting for Income Taxes" ("FAS 109"), shall be added back for the purposes of determining the Company's assets. See Note 11 of the Company's Condensed Consolidated Financial Statements. The Company also amended the definition of Consolidated Working Capital so as to provide that for the purposes of calculating such amount for the Company's fiscal year ending December 27, 2003, the Company's current deferred tax liabilities in the amount of $2,300,000, shall be added back for the purposes of determining the Company's current liabilities. See Note 11 of the Company's Condensed Consolidated Financial Statements.

         As of September 27, 2003, the Company had $33.6 million of cumulative borrowings outstanding under the Congress Credit Facility, $22.8 million of which is classified as long-term. Total cumulative borrowings comprise $20.2 million under the Revolving Loan Facility, bearing a variable interest rate as of September 27, 2003 of 4.5%, $7.0 million under the Tranche A Term Loan, bearing a variable interest rate as of September 27, 2003 of 4.75%, and $6.4 million under the Tranche B Term Loan, bearing a fixed interest rate of 13.0%.

10.      SERIES B PARTICIPATING PREFERRED STOCK

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

         The holders of the Series B Preferred Stock are entitled to ten votes per share on any matter on which the Common Stock votes. In addition, in the event that the Company defaults on its obligations arising in connection with the Richemont Transaction, the Certificate of Designations of the Series B Preferred Stock or its agreements with Congress, or in the event that the Company fails to redeem at least 811,056 shares of Series B Preferred Stock by August 31, 2003, then the holders of the Series B Preferred Stock, voting as a class, shall be entitled to elect two members to the Board of Directors of the Company as described below in further detail.

         By letter dated September 2, 2003, the Company advised Chelsey that a Voting Trigger (as defined in the Certificate of Designations, Powers, Preferences and Rights (the "Certificate of Designations") of the Series B Preferred Stock of the Company had occurred due to the failure by the Company to redeem any shares of Series B Preferred Stock on or prior to August 31, 2003. As a result, the holder or holders of the Series B Preferred Stock had the exclusive right, voting separately as a class and by taking such actions as are set forth in Section 7(b) of the Certificate of Designations, to elect two directors of the Company (the "Director Right"). On September 16, 2003, Chelsey exercised the Director Right and elected Martin L. Edelman and Wayne P. Garten to the Company's Board of Directors. Messrs. Edelman and Garten returned certain related paperwork to the Company on September 29, 2003, upon which they effectively joined the Board.

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

         In May 2003, the FASB issued FAS 150 that establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, many of which had been previously classified as equity or between the liabilities and equity sections of the consolidated balance sheet. The provisions of FAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of FAS 150 and still existing at the beginning of the interim period of adoption. The Company has adopted the provisions of FAS 150 and has been impacted by the requirement to reclassify its Series B Participating Preferred Stock as a liability as opposed to between the liabilities and equity sections of the consolidated balance sheet. Based upon the requirements set forth by FAS 150, this reclassification was subject to implementation beginning on June 29, 2003. Upon implementation of FAS 150, the Company has reflected the accretion of the preferred stock balance as an increase in Total Liabilities with a corresponding reduction in capital in excess of par value, because the Company has an accumulated deficit. Such accretion in the amount of $4.5 million has been recorded as interest expense, resulting in a decrease in Net Income (Loss) and Comprehensive Income (Loss). In addition, the accompanying Condensed Consolidated Statement of Income (Loss) presents $7.9 million of preferred stock dividends and accretion incurred prior to the implementation of FAS 150. This amount comprised $7.6 million for the accretion of the preferred stock balance and $0.3 million for the payment made on behalf of Richemont to the Internal Revenue Service as described below in further detail.

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

         The Certificate of Designations of the Series B Preferred Stock provides that, for so long as Richemont is the holder of at least 25% of the then outstanding shares of Series B Preferred Stock, it shall be entitled to appoint a non-voting observer to attend all meetings of the Board of Directors and any committees thereof. Richemont did not appoint such an observer.

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

         Management believes that the Company has sufficient liquidity and availability under its credit agreement to fund its planned operations through at least December 31, 2004. The unlikelihood that the Company will be able to redeem the Series B Preferred Stock is not expected to limit the ability of the Company to use current and future net earnings or cash flow to satisfy its obligations to creditors and vendors. See "Cautionary Statements" below. In addition, the redemption price of the Series B Preferred Stock does not accrete after August 31, 2005.

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

         On July 17, 2003, the Company filed an action in the Supreme Court of the State of New York, County of New York (Index No. 03/602269) against Richemont and Chelsey seeking a declaratory judgment as to whether Richemont improperly transferred all of Richemont's securities in the Company consisting of the Shares to Chelsey on or about May 19, 2003 and whether the Company can properly recognize the transfer of those Shares from Richemont to Chelsey under federal and/or state law. On July 29, 2003, Chelsey answered the Company's complaint, alleged certain affirmative defenses and raised three counterclaims against the Company, including Delaware law requiring the registration of the Shares, damages, including attorney's fees, for the failure to register the Shares, and tortious interference with contract. Chelsey also moved for a preliminary injunction directing the Company to register the ownership of the Shares in Chelsey's name. Chelsey later moved for summary judgment dismissing the Company's complaint. Subsequently, Chelsey moved to compel production of certain documents and for sanctions and/or costs. On August 28, 2003, Richemont moved to dismiss the Company's complaint. It subsequently filed a motion seeking sanctions and/or costs against the Company. On October 27, 2003, the Court granted Chelsey's motion for summary judgment and Richemont's motion to dismiss and ordered that judgment be entered dismissing the case in its entirety. The Court also denied Chelsey's and Richemont's motions for sanctions and Chelsey's motion to compel production of certain documents.

         On Thursday, August 7, 2003 representatives of Chelsey attended a regularly scheduled meeting of the Board of Directors of the Company at the invitation of management of the Company endorsed by its Board of Directors. Senior management of the Company was also present at the meeting. The Company had requested that Chelsey make a brief (15-20 minute) presentation to the Board solely with respect to (1) Chelsey's vision and proposed plan for value creation opportunities at the Company above and beyond those currently articulated by management in its recent SEC filings and other public statements; and (2) Chelsey's specific proposal for the terms of an exchange offer by which the Series B Preferred Stock would be exchanged for Common Stock of the Company and/or Chelsey's specific counteroffer to the Company's July 7, 2003 proposal. The Company wanted to afford Chelsey the opportunity to speak directly to the entire Board of Directors and senior management of the Company and articulate how Chelsey's approach would benefit all the Company's stakeholders.

         At the meeting, Chelsey's representatives delivered to the Company a document entitled "Recapitalization of Hanover Direct, Inc. Summary of Terms" (the "Chelsey Proposal") and made a presentation to the Board of Directors regarding the Chelsey Proposal. That presentation was purportedly summarized in Chelsey's Amendment No. 3 to Schedule 13D as Exhibit E.

         The Company's Board of Directors referred the Chelsey Proposal to its Transactions Committee for consideration with a view towards making a recommendation to the Board of Directors. The Transactions Committee, composed of independent directors of the Company, provides assistance to the directors in fulfilling their responsibility to the shareholders by recommending appropriate actions to the Board of Directors on matters that require Board approval, including material transactions with shareholders owning more than ten percent (10%) of the voting securities of the Company. The Transactions Committee engaged financial advisors and counsel to assist it in its deliberations with respect to the Chelsey Proposal.

         On September 18, 2003, representatives of Chelsey attended a meeting with legal and financial advisors to the Transactions Committee of the Board of Directors of the Company at which a document entitled "Recapitalization of Hanover Direct, Inc. - Summary of Counteroffer Terms" (the "Counterproposal") was discussed. The Counterproposal responded to Chelsey's Proposal to the Company at the August 7 meeting of the Board of Directors. Chelsey's representatives did not accept the Counterproposal. Negotiations between the parties ensued in the weeks thereafter.

         On November 10, 2003, the Company signed a Memorandum of Understanding with Chelsey and Regan Partners, L.P. setting forth the agreement in principle to recapitalize the Company, reconstitute the Board of Directors and settle outstanding litigation between the Company and Chelsey. The Memorandum of Understanding had been approved by the Transactions Committee of the Board of Directors of the Company.

         The parties agreed to effect within ten days or as soon thereafter as possible a binding Recapitalization Agreement that would, upon the closing of the transactions set forth in the Recapitalization Agreement, exchange 564,819 shares of a newly issued Series C Preferred Stock and 81,857,833 shares of newly issued common stock for the 1,622,111 shares of Series B Preferred Stock currently held by Chelsey, subject to adjustment if the transaction is not consummated by December 17, 2003. If the closing takes place on or before December 17, 2003, the Series C Preferred Stock will have an aggregate liquidation preference of $56,481,900 while the outstanding Series B Preferred Stock has a current aggregate liquidation preference of $112,963,810 and a maximum final liquidation preference of $146,168,422 on August 23, 2005. With the issuance of the new common shares, Chelsey will have a majority equity and voting interest in the Company.

         Upon the execution of the Recapitalization Agreement, the Company will reconstitute the Board to eight members including four designees of Chelsey. The Recapitalization Agreement is subject to the approval of the Transactions Committee and the Board of Directors of the Company. It is also subject to other consents including the approval of Congress Financial Corporation. The Company intends to prepare and file with the Securities and Exchange Commission and transmit to all equity holders of the Company, as required by Rule 14f-1 of the Securities Exchange Act of 1934, as amended, a statement regarding its intent to effect a change in majority of directors as promptly as practicable. Following the expiration of ten days following the filing and mailing of the statement, the Board of Directors will increase to nine members, with the additional director being a Chelsey designee.

        The proposed Series C Preferred Stock, with a liquidation preference of $100 per share, carries a quarterly dividend, starting on January 1, 2006 at 6% and increasing each year by 1 1/2%. In lieu of cash dividends, the Company may elect to accrue dividends at a rate equal to 1% higher than the annual cash dividend rate. The Series C Preferred Stock has a redemption date of January 1, 2009. The Company shall redeem the maximum number of shares of Series C Preferred Stock as possible with the net proceeds of certain asset and equity sales, including the disposition of the Company's non-core assets, not required to be used to repay Congress Financial Corporation pursuant to the terms of the 19th Amendment to the Loan and Security Agreement, and Chelsey shall be required to accept such redemptions.

        The Recapitalization Agreement will also define the duties of the Transactions Committee and provide for the reconstitution of the committees of the Board of Directors, mutual releases and termination of litigation between the Company and Chelsey, voting agreements between Chelsey and Regan Partners, a major shareholder of the Company, registration rights for the new common shares and agreements to recommend certain amendments to the Company's Certificate of Incorporation, including a 10-for-1 reverse stock split and a decrease in the par value of the Common Stock from $.66 2/3 per share to $.01 per share, at the first annual meeting of shareholders following the closing.

        If the closing of the Recapitalization Agreement has not occurred by November 30, 2003, then the Company will pay Chelsey $1 million by December 3, 2003. If the closing has not occurred by the close of business on December 17, 2003, then the Memorandum of Understanding shall cease to be effective unless either the Company or Chelsey elects to extend the closing past such date. If the Company makes such election, the number of shares of Common Stock and Series C Preferred Stock issued to Chelsey in the Recapitalization shall be adjusted pursuant to the terms of the agreement. If Chelsey makes such an election, there shall be no adjustment to the number of shares. In either case, the Closing shall occur no later than February 29, 2004.

        The Memorandum of Understanding has been filed with the Securities and Exchange Commission as an exhibit to the Company's Current Report on Form 8-K dated November 10, 2003. The Company strongly recommends that interested parties refer to it for a full and complete understanding of the terms and conditions of the Memorandum of Understanding.

         For Federal income tax purposes, the increases in the Liquidation Preference of the Series B Preferred Stock are considered distributions by the Company to the holder of the Series B Preferred Stock, deemed made on the commencement dates of the quarterly increases, as discussed above. These distributions may be taxable dividends to the holder of the Series B Preferred Stock, provided the Company has accumulated or current earnings and profits ("E&P") for each year in which the distributions are deemed to be made. Under the terms of the Richemont Transaction, the Company is obligated to reimburse the holder of the Series B Preferred Stock for any U.S. income tax incurred pursuant to the Richemont Transaction. This reimbursement obligation is transferable upon sale of the Series B Preferred Stock. Since Richemont's sale of the Series B Preferred Stock to Chelsey has been recognized as valid (See
Note 4), the Company's tax reimbursement obligation is inapplicable to Chelsey, because Chelsey is treated as a partnership for U.S. tax purposes and, as such, does not incur any U.S. income taxes. Based on the Company's past income tax filings and its current income tax position, the Company had an E&P deficit as of December 28, 2002. Accordingly, the Company did not incur a tax reimbursement obligation for the year 2002. The Company must have current E&P in the years 2003, 2004 or 2005 to incur a tax reimbursement obligation for the scheduled increases in Liquidation Preference. If the Company does not have current E&P in one of those years, no tax reimbursement obligation would exist for that particular year. The Company does not have the ability to project the exact future tax reimbursement obligation; however, it has estimated the potential obligation to be $0 to $2.2 million, depending upon actual 2003 E&P since Chelsey has been determined to be the holder of the Series B Preferred Stock. In March 2003, a payment of $0.3 million was made on behalf of Richemont to the Internal Revenue Service. The payment was reflected as a reduction of Capital in excess of par value on the Condensed Consolidated Balance Sheets and as an increase to Preferred stock dividends and accretion on the Condensed Consolidated Statements of Income (Loss). Based upon the Company's current projections for 2003, it is estimated the Company may not incur a tax reimbursement obligation for 2003 relating to the increases in the Liquidation Preference of the Series B Participating Preferred Stock and will file for a refund of the $0.3 million Federal tax payment made in March 2003. Due to the FAS 150 requirements to reclassify the Series B Participating Preferred Stock to liabilities and to record the accretion of the preferred stock balance as interest expense, the refund has been treated as a decrease to interest expense on the Condensed Consolidated Statements of Income (Loss) for the third quarter and an increase of capital in excess of par value on the Condensed Consolidated Balance Sheets. See Note 8 for additional details regarding the implementation of FAS 150.

11.      INCOME TAXES

         SFAS No. 109, "Accounting for Income Taxes", requires that the future tax benefit of the Company's net operating losses ("NOLs") be recorded as an asset to the extent that management assesses the utilization of such NOLs to be "more-likely-than-not". Based upon the Company's assessment, at December 28, 2002, of numerous factors, including its future operating plans, management reduced its net deferred tax asset from $15.0 million to $11.3 million via a $3.7 million deferred Federal income tax provision. Due to a number of factors, including the continued softness in the market for the Company's products, management has lowered its projections of taxable income for fiscal years 2003 and 2004. As a result of these lower projections of future taxable income, the future utilization of the Company's NOLs is no longer "more-likely-than-not". The Company has made a decision to fully reserve the remaining net deferred tax asset by increasing the valuation allowance via an $11.3 million deferred Federal income tax provision during the third quarter ended September 27, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth, for the fiscal periods indicated, the percentage relationship to net revenues of certain items in the Company's Condensed Consolidated Statements of Income (Loss):

                                                     13- WEEKS ENDED                 39- WEEKS ENDED
                                             ------------------------------  -----------------------------
                                             SEPTEMBER 27,    September 28,  SEPTEMBER 27,   SEPTEMBER 28,
                                                 2003             2002           2003            2002
                                             -------------    -------------  -------------   -------------
Net revenues                                   100.0%           100.0%          100.0%          100.0%
Cost of sales and operating expenses            64.8             65.0            63.8            63.9
Special charges                                  0.2              1.4             0.2             0.5
Selling expenses                                23.6             23.9            24.3            23.2
General and administrative expenses             10.4             11.2            10.1            11.2
Depreciation and amortization                    1.1              1.3             1.1             1.3
(Loss) income from operations                   (0.1)            (2.8)            0.5            (0.1)
Gain on sale of Improvements                     0.0              0.0             0.6             0.1
Interest expense, net                            5.4              1.2             2.6             1.2
Provision for deferred federal income taxes     11.7              0.0             3.7             0.0
Provision for state income taxes                 0.0              0.0             0.0             0.0
Net loss and comprehensive loss                (17.2)%           (4.0)%          (5.2)%          (1.2)%


RESULTS OF OPERATIONS - 13- WEEKS ENDED SEPTEMBER 27, 2003 COMPARED WITH THE 13-WEEKS ENDED SEPTEMBER 28, 2002

         Net Loss and Comprehensive Loss. The Company reported a net loss of $16.6 million for the 13- weeks ended September 27, 2003 compared with a net loss of $4.2 million for the comparable period in the year 2002. The $12.4 million increase in net loss was primarily due to an $11.3 million deferred Federal income tax provision incurred to increase the valuation allowance and fully reserve the remaining net deferred tax asset. Due to a number of factors, including the continued softness in the market for the Company's products, management has lowered its projections of future taxable income for fiscal years 2003 and 2004. As a result of lower projections of future taxable income, the future utilization of the Company's net operating losses is no longer "more-likely-than-not". In addition, the increase in net loss was also due to the recording of $4.5 million of additional interest expense incurred on the Series B Participating Preferred Stock as a result of the implementation of FAS
150. Effective June 29, 2003, FAS 150 required the Company to reclassify its Series B Participating Preferred Stock as a liability and reflect the accretion of the preferred stock balance as interest expense. If FAS 150 were applicable for the 13- weeks ended September 28, 2002, net loss would have been $8.4 million. This increase was partially offset by continued reductions in general and administrative expenses and a decrease in special charges and depreciation and amortization. Net loss per common share was $0.12 and $0.06 for the 13-weeks ended September 27, 2003 and September 28, 2002, respectively. The weighted average number of shares of Common Stock outstanding used in both the basic and diluted net loss per common share calculation was 138,315,800 for both the 13- weeks ended September 27, 2003 and September 28, 2002.

         Net Revenues. Net revenues decreased $9.4 million (8.9%) for the 13-week period ended September 27, 2003 to $96.6 million from $106.0 million for the comparable fiscal period in the year 2002. The decrease was due principally to softness in demand and a 10.1% reduction in overall circulation for continuing businesses from the comparable fiscal period in 2002. This reduction resulted from the Company's continued efforts to reduce unprofitable circulation and remain focused on its strategy of increasing profitable circulation. Internet sales continued to grow, and comprised 28.9% of combined Internet and catalog revenues for the 13- weeks ended September 27, 2003, and have increased by approximately $4.6 million or 21.3% to $26.2 million from $21.6 million for the comparable fiscal period in the year 2002.

         Cost of Sales and Operating Expenses. Cost of sales and operating expenses decreased to 64.8% of net revenues for the 13-week period ended September 27, 2003 as compared with 65.0% of net revenues for the comparable period in the year 2002. This decrease was primarily due to lower merchandise costs resulting from improved pricing associated with foreign merchandise sourcing in combination with a decrease in volume of promotional offers during the period.

         Special Charges. In December 2000, the Company began a strategic business realignment program that resulted in the recording of special charges for severance, facility exit costs and asset write-offs. Special charges for the 13- weeks ended September 27, 2003 were $0.2 million, incurred to revise and increase estimated losses related to sublease arrangements in connection with office facilities in San Francisco, California resulting from the loss of a subtenant, coupled with declining market values in that area of the country. For the 13- weeks ended September 28, 2002, the Company recorded special charges of $1.5 million to integrate The Company Store and Domestications divisions and cover additional charges related to the Company's plan to consolidate its office space at its corporate offices in New Jersey.

         Selling Expenses. Selling expenses decreased by $2.6 million to $22.8 million for the 13- weeks ended September 27, 2003 as compared with $25.4 million for the comparable fiscal period in the year 2002. As a percentage relationship to net revenues, selling expenses decreased to 23.6% for the 13-weeks ended September 27, 2003 from 23.9% for the comparable period in the year 2002. This change was due primarily to decreases in paper and printing costs realized from the Company's continued efforts to reduce unprofitable circulation.

         General and Administrative Expenses. General and administrative expenses decreased by $1.7 million to $10.1 million for the 13- weeks ended September 27, 2003 as compared with $11.8 million for the comparable period in the year 2002. As a percentage relationship to net revenues, general and administrative expenses were 10.4% of net revenues for the 13- weeks ended September 27, 2003 compared with 11.2% of net revenues for the comparable period in the year 2002. This decrease was primarily due to reductions in payroll costs and incentive compensation, legal costs and the benefit recognized from the implementation of the Company's new vacation and sick policy.

         Depreciation and Amortization. Depreciation and amortization decreased approximately $0.3 million to $1.1 million for the 13- weeks ended September 27, 2003 from $1.4 million for the comparable period in the year 2002. The decrease was primarily due to capital expenditures that have become fully amortized during fiscal year 2003. As a percentage relationship to net revenues, depreciation and amortization was 1.1% for the 13- weeks ended September 27, 2003 and 1.3% for the comparable period in the year 2002.

         Loss from Operations. The Company's loss from operations decreased by $2.8 million to $0.1 million for the 13- weeks ended September 27, 2003 from a loss of $2.9 million for the comparable period in the year 2002. See "Results of Operations - 13- weeks ended September 27, 2003 compared with the 13- weeks ended September 28, 2002 - Net Income and Comprehensive Income" above for further details.

         Gain on Sale of the Improvements Business. During the 13- weeks ended September 27, 2003 and September 28, 2002, the Company did not recognize any gain relating to the sale of the Improvements business. Effective March 28, 2003, the remaining $2.0 million escrow balance was received by the Company, thus terminating the agreement. See Note 6 of Notes to the Condensed Consolidated Financial Statements.

         Interest Expense, Net. Interest expense, net increased $4.0 million to $5.3 million for the 13- weeks ended September 27, 2003 from $1.3 million for the comparable period in the year 2002. The increase in interest expense is primarily due to the recording of $4.5 million of Series B Participating Preferred Stock dividends and accretion as interest expense based upon the implementation of FAS 150. Effective June 29, 2003, FAS 150 required the Company to reclassify its Series B Participating Preferred Stock as a liability and reflect the accretion of the preferred stock balance as interest expense. This increase was partially offset by a $0.3 million expected refund for the March 2003 payment made on behalf of Richemont to the Internal Revenue Service relating to the increases in the Liquidation Preference of the Series B Participating Preferred Stock. The Company must have current earnings and profits to incur a tax reimbursement obligation for the scheduled increases in Liquidation Preference and currently estimates its obligation for 2003 to be $0. Because FAS 150 required the reclassification of the Series B Participating Preferred Stock to liabilities and the recording of increases in the liquidation preference as interest expense, the expected refund on Federal Taxes previously paid has been treated as a decrease to interest expense. In addition to this refund, the increase in interest expense was also partially offset by a decrease in amortization from deferred financing costs relating to the Company's amendments to the Congress Credit Facility.

         Income Taxes. During the 13- weeks ended September 27, 2003, the Company made a decision to fully reserve the remaining net deferred tax asset by increasing the valuation allowance via an $11.3 million deferred Federal income tax provision. Due to a number of factors, including the continued softness in the market for the Company's products, management has lowered its projections of taxable income for fiscal years 2003 and 2004. As a result of lower projections of future taxable income, the future utilization of the Company's net operating losses is no longer "more-likely-than-not".

RESULTS OF OPERATIONS - 39- WEEKS ENDED SEPTEMBER 27, 2003 COMPARED WITH THE 39-WEEKS ENDED SEPTEMBER 28, 2002

         Net Loss and Comprehensive Loss. The Company reported a net loss of $15.8 million for the 39- weeks ended September 27, 2003 compared with a net loss of $4.2 million for the comparable period in the year 2002. The $11.6 million increase in net loss was primarily due to an $11.3 million deferred Federal income tax provision incurred to increase the valuation allowance and fully reserve the remaining net deferred tax asset. Due to a number of factors, including the continued softness in the market for the Company's products, management has lowered its projections of future taxable income for fiscal years 2003 and 2004. As a result of lower projections of future taxable income, the future utilization of the Company's net operating losses is no longer "more-likely-than-not". In addition, the increase in net loss was also due to the recording of $4.5 million of additional interest expense incurred based upon the implementation of FAS 150. Effective June 29, 2003, FAS 150 required the Company to reclassify its Series B Participating Preferred Stock to liabilities and to reflect the accretion of the preferred stock balance as interest expense. This was partially offset by continued reductions in general and administrative expenses, a decrease in special charges and depreciation and amortization, and the recording of a $1.9 million deferred gain during the 39- weeks ended September 27, 2003 related to the June 29, 2001 sale of the Company's Improvements business. Net loss per common share was $0.17 for the 39- weeks ended September 27, 2003 and $0.11 for the 39- weeks ended September 28, 2002. The per share amounts were calculated after deducting preferred dividends and accretion of $7.9 million and $10.6 million for the 39- weeks ended September 27, 2003 and September 28, 2002, respectively. In addition, the per share amounts were calculated after deducting additional preferred dividends and accretion of $4.5 million incurred as interest expense after June 28, 2003. The weighted average number of shares of Common Stock outstanding used in both the basic and diluted net loss per common share calculation was 138,315,800 for the 39- weeks ended September 27, 2003 and 138,268,327 for the 39- weeks ended September 28, 2002. This increase in weighted average shares was due to issuances of Common Stock within the Company's stock-based compensation plans.

         Net Revenues. Net revenues decreased $24.5 million (7.4%) for the 39-week period ended September 27, 2003 to $304.9 million from $329.4 million for the comparable fiscal period in the year 2002. The decrease is due principally to softness in demand and a 5.9% reduction in overall circulation for continuing businesses from the comparable fiscal period in 2002. This reduction resulted from the Company's continued efforts to reduce unprofitable circulation and remain focused on its strategy of increasing profitable circulation. Internet sales continued to grow, and comprised 27.6% of combined Internet and catalog revenues for the 39- weeks ended September 27, 2003, and have increased by $17.5 million or 28.3% to $79.2 million from $61.7 million for the comparable fiscal period in the year 2002.

         Cost of Sales and Operating Expenses. Cost of sales and operating expenses decreased to 63.8% of net revenues for the 39-week period ended September 27, 2003 from 63.9% of net revenues for the comparable period in the year 2002. This slight decrease was primarily due to reductions in merchandise cost resulting from improved pricing associated with foreign merchandise sourcing and reductions in spending related to the information technology systems area that have resulted from actions taken in connection with those in the Company's strategic business realignment program. These decreases in costs, however, were partially offset by an increase in product postage costs for the period. Telemarketing and distribution costs continued to remain consistent with the comparable fiscal period in the year 2002.

         Special Charges. In December 2000, the Company began a strategic business realignment program that resulted in the recording of special charges for severance, facility exit costs and asset write-offs. Special charges recorded for the 39- weeks ended September 27, 2003 were $0.7 million. These charges consisted primarily of additional severance costs and revised increases in estimated losses related to sub-lease arrangements in connection with office facilities in San Francisco, California, resulting from the loss of a subtenant, coupled with declining market values in that area of the country. For the 39-weeks ended September 28, 2002, the Company recorded $1.7 million in charges associated with the strategic business realignment program. These charges consisted primarily of additional facility and exit costs resulting from the Company's plan to further consolidate its office space at its corporate offices in New Jersey. In addition, special charges for the 39-week period ended September 28, 2002, consist of severance costs related to the elimination of an additional 10 FTE positions in various levels of catalog operations and costs associated with the Company's decision to close the San Diego product storage facility.

         Selling Expenses. Selling expenses decreased by $2.5 million to $74.1 million for the 39- weeks ended September 27, 2003 from $76.6 million for the comparable fiscal period in the year 2002. As a percentage relationship to net revenues, selling expenses increased to 24.3% for the 39- weeks ended September 27, 2003 from 23.2% for the comparable period in the year 2002. This change was due primarily to increases in catalog preparation, printing and postage costs, partially offset by reduced paper prices.

         General and Administrative Expenses. General and administrative expenses decreased by $5.9 million to $30.9 million for the 39- weeks ended September 27, 2003 from $36.8 million for the comparable period in the year 2002. As a percentage relationship to net revenues, general and administrative expenses were 10.1% of net revenues for the 39- weeks ended September 27, 2003 compared with 11.2% of net revenues for the comparable period in the year 2002. This decrease was primarily due to reductions in payroll costs and incentive compensation, legal costs and the benefit recognized from the implementation of the Company's new vacation and sick policy.

         Depreciation and Amortization. Depreciation and amortization decreased $1.0 million to $3.4 million for the 39- weeks ended September 27, 2003 from $4.4 million for the comparable period in the year 2002. The decrease is primarily due to capital expenditures that have become fully amortized during fiscal year 2003. As a percentage relationship to net revenues, depreciation and amortization was 1.1% for the 39- weeks ended September 27, 2003 and 1.3% for the comparable period in the year 2002.

         Income (Loss) from Operations. The Company's income from operations increased by $1.9 million to $1.5 million for the 39- weeks ended September 27, 2003 from a loss of $0.4 million for the comparable period in the year 2002. See "Results of Operations - 39- weeks ended September 27, 2003 compared with the 39- weeks ended September 28, 2002 - Net Income and Comprehensive Income" above for further details.

         Gain on Sale of the Improvements Business. During the 39- weeks ended September 27, 2003, the Company recognized the remaining deferred gain of $1.9 million consistent with the terms of the March 27, 2003 amendment made to the asset purchase agreement relating to the sale of the Improvements business. For the 39- weeks ended September 28, 2002, the Company recognized $0.3 million of the deferred gain consistent with the terms of the escrow agreement. See Note 6 of Notes to the Condensed Consolidated Financial Statements.

         Interest Expense, Net. Interest expense, net increased $3.8 million to $7.8 million for the 39- weeks ended September 27, 2003 from $4.0 million for the comparable period in the year 2002. The increase in interest expense is primarily due to the recording of $4.5 million of Series B Participating Preferred Stock dividends and accretion as interest expense based upon the implementation of FAS 150. Effective June 29, 2003, FAS 150 required the Company to reclassify its Series B Participating Preferred Stock to liabilities and to reflect the accretion of the preferred stock balance as interest expense. This increase was partially offset by a $0.3 million expected refund for the March 2003 payment made on behalf of Richemont to the Internal Revenue Service relating to the increases in the Liquidation Preference of the Series B Participating Preferred Stock. The Company must have current earnings and profits to incur a tax reimbursement obligation for the scheduled increases in Liquidation Preference and currently estimates its obligation for 2003 to be $0. In addition to this refund, the increase in interest expense was also partially offset by a decrease in amortization from deferred financing costs relating to the Company's amendments to the Congress Credit Facility.

         Income Taxes. During the 39- weeks ended September 27, 2003, the Company made a decision to fully reserve the remaining net deferred tax asset by increasing the valuation allowance via an $11.3 million deferred Federal income tax provision. Due to a number of factors, including the continued softness in the market for the Company's products, management has lowered its projections of taxable income for fiscal years 2003 and 2004. As a result of lower projections of future taxable income, the future utilization of the Company's net operating losses is no longer "more-likely-than-not".

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used by operating activities. During the 39-week period ended September 27, 2003, net cash used by operating activities was $8.0 million. The use of cash was due to increases in prepaid catalog costs and decreases in both accrued liabilities and accounts payable. The payment of compensation and severance benefits accrued as of

December 28, 2002 was the primary factor causing the reduction in accrued liabilities. The use of cash was partially offset by positive cash flow generated by decreases in accounts receivable and increases in customer prepayments and credits.

         Net cash provided by investing activities. During the 39-week period ended September 27, 2003, net cash provided by investing activities was $0.2 million. This was due to proceeds received relating to the deferred gain of $2.0 million associated with the sale of the Improvements business. These proceeds were partially offset by $1.7 million of capital expenditures, consisting primarily of upgrades to the Company's distribution and fulfillment equipment located at its Roanoke, Virginia fulfillment facility, telemarketing hardware, and various computer software upgrades. An additional $0.1 million of costs relating to the early release of escrow funds associated with the sale of the Improvements business also contributed to the offset of the proceeds received from the sale.

         Net cash provided by financing activities. During the 39-week period ended September 27, 2003, net cash provided by financing activities was $7.9 million, which was primarily due to increased net borrowings of $11.4 million under the Congress revolving loan facility. These borrowings were partially offset by monthly payments made relating to both the Congress Tranche A and Tranche B term loan facilities as well as a payment of $0.3 million for the Company's obligation to remit withholding taxes on behalf of Richemont for estimated taxes due from the scheduled increases in Liquidation Preference on the Series B Preferred Stock. See Note 10 of the Company's Condensed Consolidated Financial Statements.

         Congress Credit Facility. On March 24, 2000, the Company amended its credit facility with Congress to provide the Company with a maximum credit line, subject to certain limitations, of up to $82.5 million. The Congress Credit Facility, as amended, expires on January 31, 2004 and comprises a revolving loan facility, a $17.5 million Tranche A Term Loan and an $8.4 million Tranche B Term Loan. Total cumulative borrowings under the Congress Credit Facility, however, are subject to limitations based upon specified percentages of eligible receivables and eligible inventory, and the Company is required to maintain $3.0 million of excess credit availability at all times. The Congress Credit Facility, as amended, is secured by all the assets of the Company and places restrictions on the incurrence of additional indebtedness and on the payment of Common Stock dividends.

         In April 2003, the Company amended the Congress Credit Facility to allow the Company's chief financial officer or its corporate controller to certify the financial statements required to be delivered to Congress under the Congress Credit Facility, rather than the chief financial officer of each subsidiary borrower or guarantor.

         In August 2003, the Company amended the Congress Credit Facility to make certain technical amendments thereto, including the amendment of the definition of Consolidated Net Worth and the temporary release of a $3 million availability reserve established thereunder. The temporary release of the $3 million availability reserve will be removed by the end of fiscal year 2003.

         In October 2003, the Company amended the Congress Credit Facility to extend the expiration thereof from January 31, 2004 to January 31, 2007, to reduce the amount of revolving loans available thereunder to $43,000,000, to make adjustments to the sublimits available to the various borrowers thereunder, to amend the EBITDA covenant to specify minimum levels of EBITDA that must be achieved during the Company's fiscal years ending 2004, 2005 and 2006, to permit the borrowing under certain circumstances of up to $1,000,000 against certain inventory in transit to locations in the United States, and to make certain other technical amendments.

         As a result of this amendment, a portion of the borrowings previously classified as short-term were reclassified as long-term in the Company's Condensed Consolidated Financial Statements. Under SFAS No. 6 "Classification of Short-Term Obligations Expected to Be Refinanced" ("FAS 6"), if an issuer's intent to refinance a short-term obligation on a long-term basis is supported by an ability to consummate the refinancing, certain amounts of the obligation may be classified as a long-term obligation. If ability to refinance is demonstrated by the existence of a financing agreement, the amount of the short-term obligation to be excluded from current liabilities shall be reduced to the amount available for refinancing under the agreement when the amount available is less than the amount of the short-term obligation. The amount to be excluded shall be reduced further if amounts that could be obtained under the financing agreement fluctuate. In that case, the amount to be excluded from current liabilities shall be limited to a reasonable estimate of the minimum amount expected to be available at any date from the scheduled maturity of the short-term obligation to the end of the fiscal year or operating cycle. Based on the guidelines presented by FAS 6, the amount of the short-term obligation excluded from current liabilities was approximately $13 million.

         In November 2003, the Company amended the Congress Credit Facility to change the definition of Consolidated Net Worth so as to provide that for the purposes of calculating such amount for the Company's fiscal year ending December 27, 2003, the Company's net deferred tax assets in the amount of $11,300,000 that are required to be fully reserved pursuant to SFAS No. 109, "Accounting for Income Taxes" ("FAS 109"), shall be added back for the purposes of determining the Company's assets. See Note 11 of the Company's Condensed Consolidated Financial Statements. The Company also amended the definition of Consolidated Working Capital so as to provide that for the purposes of calculating such amount for the Company's fiscal year ending December 27, 2003, the Company's current deferred tax liabilities in the amount of $2,300,000, shall be added back for the purposes of determining the Company's current liabilities. See Note 11 of the Company's Condensed Consolidated Financial Statements.

         As of September 27, 2003, the Company had $33.6 million of cumulative borrowings outstanding under the Congress Credit Facility, $22.8 million of which is classified as long-term. Total cumulative borrowings comprise $20.2 million under the Revolving Loan Facility, bearing a variable interest rate as of September 27, 2003 of 4.5%, $7.0 million under the Tranche A Term Loan, bearing a variable interest rate as of September 27, 2003 of 4.75%, and $6.4 million under the Tranche B Term Loan, bearing a fixed interest rate of 13.0%.

         Achievement of the Company's strategic business realignment program is critical to the maintenance of adequate liquidity, as is compliance with the terms and provisions of the Congress Credit Facility and the Company's ability to operate effectively during the remaining 2003 fiscal year and the 2004 fiscal year. In the event of a softer than expected economic climate, management has available several courses of action to maintain liquidity and help maintain compliance with financial covenants, including selective reductions in catalog circulation, additional expense reductions and sales of non-core assets.

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

         General. At September 27 2003, the Company had $0.9 million in cash and cash equivalents, compared with $1.0 million at September 28, 2002. Total cumulative borrowings, including financing under capital lease obligations, as of September 27, 2003, aggregated $33.6 million. Remaining availability under the Congress Credit Facility as of September 27, 2003 was $7.2 million. The Company had approximately $0.4 million in short-term capital commitments as of September 27, 2003.

         Management believes that the Company has sufficient liquidity and availability under its credit agreement to fund its planned operations through at least December 31, 2004. See "Cautionary Statements," below. Achievement of the cost saving and other objectives of the Company's strategic business realignment program is critical to the maintenance of adequate liquidity as is compliance with the terms and provisions of the Congress Credit Facility as mentioned in Note 9 of the Condensed Consolidated Financial Statements.

USES OF ESTIMATES AND OTHER CRITICAL ACCOUNTING POLICIES

         In addition to the use of estimates and other critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, an understanding of the below use of estimates and other critical accounting policies is necessary to analyze our financial results for the 13 and 39-week periods ended September 27, 2003.

         Revenue is recognized for catalog and internet sales when merchandise is shipped to customers and at the time of sale for retail sales. Shipping terms for catalog and internet sales are FOB shipping point, and title passes to the customer at the time and place of shipment. Prices for all merchandise are listed in the Company's catalogs and Web sites and are confirmed with the customer upon order. The customer has no cancellation privileges other than customary rights of return that are accounted for in accordance with SFAS No. 48 "Revenue Recognition When Right of Return Exists." The Company accrues a sales return allowance for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to the balance sheet date. Amounts billed to customers for shipping and handling fees related to catalog and internet sales are included in other revenues at the time of shipment.

         During June 2003, the Company established and issued a new Company-wide vacation and sick policy to better administer vacation and sick benefits. For purposes of the policy, employees were converted to a fiscal year for earning vacation benefits. Under the new policy, vacation benefits are deemed earned and thus accrued ratably throughout the fiscal year and employees must utilize all vacation earned by the end of the same year. Generally, any unused vacation benefits not utilized by the end of a fiscal year will be forfeited. In prior periods, employees earned vacation in the twelve months prior to the year that it would be utilized. The policy has been modified in certain locations to comply with state and local laws or written agreements. As a result of the transition to this new policy, the Company has recognized a benefit of approximately $0.5 million and $1.3 million for the 13 and 39- weeks ended September 27, 2003. Approximately $0.2 million and $0.7 million of general and administrative expenses were reduced as a result of the recognition of this benefit for the 13 and 39- weeks ended September 27, 2003, respectively. Approximately $0.3 million and $0.6 million of operating expenses were reduced as a result of the recognition of this benefit for the 13 and 39- weeks ended September 27, 2003, respectively.

         See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," found in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002, for additional information relating to the Company's use of estimates and other critical accounting policies.

NEW ACCOUNTING PRONOUNCEMENTS

         In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, many of which had been previously classified as equity or between the liabilities and equity sections of the consolidated balance sheet.

The provisions of FAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of FAS 150 and still existing at the beginning of the interim period of adoption. The Company has adopted the provisions of FAS 150 and has been impacted by the requirement to reclassify its Series B Participating Preferred Stock as a liability as opposed to between the liabilities and equity sections of the consolidated balance sheet. Based upon the requirements set forth by FAS 150, this reclassification was subject to implementation beginning on June 29, 2003. Upon implementation of FAS 150, the Company has reflected the accretion of the preferred stock balance as an increase in Total Liabilities with a corresponding reduction in capital in excess of par value, because the Company has an accumulated deficit. Such accretion has been recorded as interest expense, resulting in a decrease in Net Income (Loss) and Comprehensive Income (Loss) of $4.5 million for the 13 and 39-weeks ended September 27, 2003. Based upon the Company's current projections for 2003, it is estimated the Company may not incur a tax reimbursement obligation for 2003 relating to the increases in the Liquidation Preference of the Series B Participating Preferred Stock and will file for a refund of the $0.3 million Federal tax payment made in March 2003. Due to the FAS 150 requirements to reclassify the Series B Participating Preferred Stock to liabilities and to record the accretion of the preferred stock balance as interest expense, the refund has been treated as a decrease to interest expense on the Condensed Consolidated Statements of Income (Loss) for the third quarter and an increase of capital in excess of par value on the Condensed Consolidated Balance Sheets. If FAS 150 was applicable for fiscal year 2002, Net Loss and Comprehensive Loss would have been $24.7 million. Net Income (Loss) Applicable to Common Shareholders and Net Income (Loss) Per Common Share remains unchanged in comparison with the Company's classification of the instrument prior to June 29, 2003. In addition, there is no cumulative effect of a change in accounting principle as a result of the implementation of FAS 150. As of September 27, 2003, the implementation of FAS 150 has increased Total Liabilities by approximately $104.4 million. Shareholders' Deficiency remained unchanged since the balance had previously been classified between Total Liabilities and Shareholders' Deficiency on the Condensed Consolidated Balance Sheet. The classification of the Series B Preferred Stock as a liability under FAS 150 should not change its classification as equity under state law.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - An Amendment of SFAS No. 123" ("FAS 148"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has established several stock-based compensation plans for the benefit of its officers and employees. Since 1996, the Company has accounted for its stock-based compensation to employees using the fair value-based methodology under SFAS No. 123, thus FAS 148 has had no effect on the Company's results of operations or financial position. For the 13- weeks ended September 27, 2003 and September 28, 2002, the Company recorded stock compensation expense of approximately $0.1 million during each period. For the 39- weeks ended September 27, 2003 and September 28, 2002, the Company recorded stock compensation expense of $0.5 million and $0.7 million, respectively.

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

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Goodwill relates to the International Male and the Gump's brands and the net balance at both September 27, 2003 and September 28, 2002 was $9.3 million. The Company adopted FAS 142 effective January 1, 2002 and, as a result, has not recorded an amortization charge for goodwill since that time. The Company obtained the services of an independent appraisal firm during the second quarter ended June 28, 2003 to assist in the assessment of its annual goodwill impairment. The results of the appraisal indicated that goodwill was not impaired based upon the requirements set forth in FAS 142.

         See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," found in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and Note 8 of the Condensed Consolidated Financial Statements for additional information relating to new accounting pronouncements that the Company has adopted.

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

FORWARD-LOOKING STATEMENTS

         The following statements from above constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:

         "Management believes that the Company has sufficient liquidity and availability under its credit agreement to fund its planned operations through at least December 31, 2004."

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

- The necessity of the Company obtaining the approval of Congress Financial Corporation to any recapitalization proposal or counter-proposal made by Chelsey.

- Any recapitalization of the Company potentially constituting an Event of Default under the Congress Credit Facility.

- Any recapitalization of the Company potentially constituting a Change in Control under the Company's Key Executive Eighteen Month Compensation Continuation Plan, Key Executive Twelve Month Compensation Continuation Plan, Key Executive Six Month Compensation Continuation Plan and Director Change of Control Plan.

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        INTEREST RATES: The Company's exposure to market risk relates to interest rate fluctuations for borrowings under the Congress revolving credit facility and its term financing facilities, which bear interest at variable rates. At September 27, 2003, outstanding principal balances under these facilities subject to variable rates of interest were approximately $27.2 million. If interest rates were to increase by one percent from current levels, the resulting increase in interest expense, based upon the amount outstanding at September 27, 2003, would be approximately $0.3 million on an annual basis.

ITEM 4. CONTROLS AND PROCEDURES

        DISCLOSURE CONTROLS AND PROCEDURES. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is detailed in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the report it files or submits under the Exchange Act.

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

         On August 15, 2001, the Company was served with a summons and four-count complaint filed in Superior Court for the City and County of San Francisco, California, entitled Teichman v. Hanover Direct, Inc., Hanover Brands, Inc., Hanover Direct Virginia, Inc., and Does 1-100. The complaint was filed by a California resident, seeking damages and other relief for herself and a class of all others similarly situated, arising out of the insurance fee charged by catalogs and internet sites operated by subsidiaries of the Company. Defendants, including the Company, have filed motions to dismiss based on a lack of personal jurisdiction over them. In January 2002, plaintiff sought leave to name six additional entities: International Male, Domestications Kitchen & Garden, Silhouettes, Hanover Company Store, Kitchen & Home, and Domestications as co-defendants. On March 12, 2002, the Company was served with the First Amended Complaint in which plaintiff named as defendants the Company, Hanover Brands, Hanover Direct Virginia, LWI Holdings, Hanover Company Store, Kitchen and Home, and Silhouettes. On April 15, 2002, the Company filed a Motion to Stay the Teichman action in favor of the previously filed Martin action and also filed a Motion to quash service of summons for lack of personal jurisdiction on behalf of defendants Hanover Direct, Inc., Hanover Brands and Hanover Direct Virginia. On May 14, 2002, the Court (1) granted the Company's Motion to quash service on behalf of Hanover Direct, Hanover Brands, and Hanover Direct Virginia, leaving only LWI Holdings, Hanover Company Store, Kitchen and Home, and Silhouettes, as defendants, and (2) granted the Company's Motion to Stay the action in favor of the previously filed Oklahoma action. The Company believes it has defenses against the claims and plans to conduct a vigorous defense of this action.

         A lawsuit was commenced as both a class action and for the benefit of the general public on February 13, 2002 entitled Jacq Wilson, suing on behalf of himself, all others similarly situated, and the general public v. Brawn of California, Inc. dba International Male and Undergear, and Does 1-100 ("Brawn") in the Superior Court of the State of California, City and County of San Francisco. Does 1-100 are allegedly Internet and catalog direct marketers offering a selection of men's clothing, sundries, and shoes who advertise within California and nationwide. The complaint alleges that for at least four years, members of the class and the general public have been charged an unlawful, unfair and fraudulent insurance fee and tax on orders sent to them by Brawn; that Brawn was engaged in untrue, deceptive and misleading advertising in that it was not lawfully required or permitted to collect insurance, tax and sales tax from customers in California; and that Brawn has engaged in acts of unfair competition under the state's Business and Professions Code. Plaintiff seeks (i) restitution and disgorgement of all monies wrongfully collected and earned by Brawn, including interest and other gains made on account of these practices, including reimbursement in the amount of the insurance fee, tax and sales tax collected unlawfully, together with interest, (ii) an order enjoining Brawn from charging customers insurance fee and tax on its order forms and/or from charging tax on the delivery, shipping and insurance charges, (iii) an order directing Brawn to notify the California State Board of Equalization of the failure to pay the correct amount of tax to the state and to take appropriate steps to provide the state with the information needed for audit, and (iv) compensatory damages, attorneys' fees, pre-judgment interest and costs of the suit. The Plaintiff alleged that the claims of the individually named plaintiff and for each member of the class amount to less than $75,000. On April 15, 2002, the Company filed a Motion to Stay the Wilson action in favor of the previously filed Martin action. On May 14, 2002, the Court denied the Motion to Stay. The Wilson case proceeded to trial before the Honorable Dian Elan Wick of the Superior Court of California for the County of San Francisco, and the Judge, sitting without a jury, heard evidence from April 15-17, 2003. The Court requested and received closing arguments and Proposed Statements of Decision in July 2003. On September 18, 2003, the Court issued its Proposed Statement of Decision and Proposed Judgment After Trial (the "Proposed Judgment"). The Proposed Judgment would find: 1) that Jacq Wilson has abandoned his individual claims and has pursued the case only on behalf of the general public; 2) that Brawn had violated Business and Professions Code Section 17200 and 17500 by identifying its $1.48 charge to customers as an `insurance' charge and that said charge was for an illusory benefit that was likely to deceive consumers; and 3) that plaintiff had failed to prove that Brawn had violated Business and Professions Code Section 17200 by collecting, sales tax on delivery charges for goods shipped to its customers. The Proposed Judgment would order Brawn to "locate, identify and pay restitution to each of its customers for each transaction in which a $1.48 charge for `insurance' was paid from February 13, 1998 through January 15, 2003" with interest from the date paid. The Proposed Judgment states that such restitution must be made on or before June 30, 2004. On October 10, 2003 Brawn filed its Objections to the Court's Proposed Decision and its Amended [Tentative] Statement of Decision, based on Brawn's belief that the Court failed to properly consider certain undisputed evidence, reached other conclusions not supported by any admissible evidence and improperly applied the law concerning the insurance fee. (Plaintiff's co-counsel (on the tax matter) requested an opportunity to respond and intended to file its response on or before October 24, 2003.) The potential estimated exposure is in the range of $0 to $4.0 million. If the trial court fails to amend or modify its Proposed Judgment, the Company expects to take an appeal and conduct a vigorous defense of this action.

         A class action lawsuit was commenced on October 28, 2002 entitled John Morris, individually and on behalf of all other persons & entities similarly situated v. Hanover Direct, Inc., and Hanover Brands, Inc. (referred to here as "Hanover"), No. L 8830-02 in the Superior Court of New Jersey, Bergen County -- Law Division. The plaintiff brings the action individually and on behalf of a class of all persons and entities in New Jersey who purchased merchandise from Hanover within six years prior to filing of the lawsuit and continuing to the date of judgment. On the basis of a purchase made by the plaintiff in August 2002 of certain clothing from Hanover (which was from a men's division catalog, the only one which retained the insurance line item in 2002), the Plaintiff claims that for at least six years, Hanover maintained a policy and practice of adding a charge for "insurance" to the orders it received and concealed and failed to disclose its policy with respect to all class members. Plaintiff claims that Hanover's conduct was (i) in violation of the New Jersey Consumer Fraud Act, as otherwise deceptive, misleading and unconscionable; (ii) such as to constitute Unjust Enrichment of Hanover at the expense and to the detriment of plaintiff and the class; and (iii) unconscionable per se under the Uniform Commercial Code for contracts related to the sale of goods. Plaintiff and the class seek damages equal to the amount of all insurance charges, interest thereon, treble and punitive damages, injunctive relief, costs and reasonable attorneys' fees, and such other relief as may be just, necessary, and appropriate. Plaintiff filed an Amended Complaint adding International Male as a defendant. On December 13, 2002, the Company filed a Motion to Stay the Morris action in favor of the previously filed Martin action. Hearing on the Motion to Stay took place on June 6, 2003 and the Court granted the Company's motion to stay until December 31, 2003, at which time the Court will revisit the issue if the parties request that it do so. The Company plans to conduct a vigorous defense of this action.

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

         The Company was named as one of 88 defendants in a patent infringement complaint filed on November 23, 2001 by the Lemelson Medical, Education & Research Foundation, Limited Partnership (the "Lemelson Foundation"). The complaint, filed in the U.S. District Court in Arizona, was not served on the Company until March 2002. In the complaint, the Lemelson Foundation accuses the named defendants of infringing seven U.S. patents, which allegedly cover "automatic identification" technology through the defendants' use of methods for scanning production markings such as bar codes. The Company received a letter dated November 27, 2001 from attorneys for the Lemelson Foundation notifying the Company of the complaint and offering a license. The Court entered a stay of the case on March 20, 2002, requested by the Lemelson Foundation, pending the outcome of a related case in Nevada being fought by bar code manufacturers. The trial in the Nevada case began on November 18, 2002 and ended on January 17, 2003. The parties in the Nevada case submitted post trial briefs by the end of May 2003, and a decision is expected in the near future. The Order for the stay in the Lemelson case provides that the Company need not answer the complaint, although it has the option to do so. The Company has been invited to join a common interest/joint-defense group consisting of defendants named in the complaint as well as in other actions brought by the Lemelson Foundation. The Company is currently in the process of analyzing the merits of the issues raised by the complaint, notifying vendors of its receipt of the complaint and letter, evaluating the merits of joining the joint-defense group, and having discussions with attorneys for the Lemelson Foundation regarding the license offer. A preliminary estimate of the royalties and attorneys' fees, which the Company may pay if it decides to accept the license offer from the Lemelson Foundation, range from about $125,000 to $400,000. The Company has decided to gather further information, but will not agree to a settlement at this time, and has not established a reserve.

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

         On July 17, 2003, the Company filed an action in the Supreme Court of the State of New York, County of New York (Index No. 03/602269) against Richemont Finance S.A. ("Richemont"), and Chelsey Direct, LLC, a Delaware limited liability company ("Chelsey"), seeking a declaratory judgment as to whether Richemont improperly transferred all of Richemont's securities in the Company consisting of 29,446,888 shares of Common Stock and 1,622,111 shares of Series B Participating Preferred Stock (collectively, the "Shares") to Chelsey on or about May 19, 2003 and whether the Company can properly recognize the transfer of those Shares from Richemont to Chelsey under federal and/or state law. On July 29, 2003, Chelsey answered the Company's complaint, alleged certain affirmative defenses and raised three counterclaims against the Company, including Delaware law requiring the registration of the Shares, damages, including attorney's fees, for the failure to register the Shares, and tortious interference with contract. Chelsey also moved for a preliminary injunction directing the Company to register the ownership of the Shares in Chelsey's name. Chelsey later moved for summary judgment dismissing the Company's complaint. Subsequently, Chelsey moved to compel production of certain documents and for sanctions and/or costs. On August 28, 2003, Richemont moved to dismiss the Company's complaint. It subsequently filed a motion seeking sanctions and/or costs against the Company. On October 27, 2003, the Court granted Chelsey's motion for summary judgment and Richemont's motion to dismiss and ordered that judgment be entered dismissing the case in its entirety. The Court also denied Chelsey's and Richemont's motions for sanctions and Chelsey's motion to compel production of certain documents.

         In addition, the Company is involved in various routine lawsuits of a nature, which are deemed customary and incidental to its businesses. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 5. OTHER INFORMATION

         On July 17, 2003, the Company increased the size of its Board of Directors from five to seven members and elected Jeffrey A. Sonnenfeld and A. David Brown as members of the newly-expanded Board of Directors, subject to the fulfillment of certain conditions precedent, which were fulfilled on July 29, 2003. As a result of this action, the Committees of the Board were reconstituted as follows: The members of the Audit Committee are Robert H. Masson (Chairman),
E. Pendleton James and Kenneth J. Krushel. The members of the Compensation Committee are Jeffrey A. Sonnenfeld (Chairman), A. David Brown and Robert H. Masson. The members of the Nominating Committee are E. Pendleton James (Chairman), A. David Brown and Jeffrey A. Sonnenfeld. The members of the Transactions Committee are Kenneth J. Krushel (Chairman), A. David Brown, E. Pendleton James, Robert H. Masson and Jeffrey A. Sonnenfeld.

         On July 23, 2003, the Company increased the size of its Executive Committee from three to five members, subject to the fulfillment of certain conditions precedent, which were fulfilled on July 29, 2003, and reconstituted the Executive Committee to include Thomas C. Shull, the Chairman of the Board, President and Chief Executive Officer of the Company, Robert H. Masson, the Chairman of the Company's Audit Committee, Kenneth J. Krushel, the Chairman of the Company's Transactions and Executive Committees, Basil P. Regan, and Jeffrey A. Sonnenfeld, the Chairman of the Company's Compensation Committee.

         By letter dated September 2, 2003, the Company advised Chelsey Direct, LLC ("Chelsey") that a Voting Trigger (as defined in the Certificate of Designations, Powers, Preferences and Rights (the "Certificate of Designations") of the Series B Participating Preferred Stock (the "Series B Preferred Stock") of the Company had occurred due to the failure by the Company to redeem any shares of Series B Preferred Stock on or prior to August 31, 2003. As a result, the holder or holders of the Series B Preferred Stock had the exclusive right, voting separately as a class and by taking such actions as are set forth in
Section 7(b) of the Certificate of Designations, to elect two directors of the Company (the "Director Right"). On September 16, 2003, Chelsey exercised the Director Right and elected Martin L. Edelman and Wayne P. Garten to the Company's Board of Directors. Messrs. Edelman and Garten returned certain related paperwork to the Company on September 29, 2003, upon which they effectively joined the Board.

         On November 3, 2003, Charles E. Blue was appointed Chief Financial Officer of the Company effective November 11, 2003, replacing Edward M. Lambert as Chief Financial Officer, effective on such date, in connection with the Company's ongoing strategic business realignment program. Mr. Blue joined the Company in 1999 and had most recently served as Senior Vice President, Finance, a position eliminated by this finance department restructuring.

         Mr. Lambert will continue to serve as Executive Vice President of the Company until January 2, 2004. In connection with such change, Mr. Lambert and the Company have entered into a severance agreement dated November 4, 2003 providing a minimum of $600,000 and a maximum of $640,000 of cash payments as well as other benefits that will be accrued and paid in the fourth quarter of 2003. Mr. Lambert is also entitled to receive a payment under the Company's 2003 Management Incentive Plan; however, the Company's current forecast does not project any such payment for the 2003 Plan year.

         On Thursday, August 7, 2003 representatives of Chelsey attended a regularly scheduled meeting of the Board of Directors of the Company at the invitation of management of the Company endorsed by its Board of Directors. Senior management of the Company was also present at the meeting. The Company had requested that Chelsey make a brief (15-20 minute) presentation to the Board solely with respect to (1) Chelsey's vision and proposed plan for value creation opportunities at the Company above and beyond those currently articulated by management in its recent SEC filings and other public statements; and (2) Chelsey's specific proposal for the terms of an exchange offer by which the Series B Preferred Stock would be exchanged for Common Stock of the Company and/or Chelsey's specific counteroffer to the Company's July 7, 2003 proposal. The Company wanted to afford Chelsey the opportunity to speak directly to the entire Board of Directors and senior management of the Company and articulate how Chelsey's approach would benefit all the Company's stakeholders.

         At the meeting, Chelsey's representatives delivered to the Company a document entitled "Recapitalization of Hanover Direct, Inc. Summary of Terms" (the "Chelsey Proposal") and made a presentation to the Board of Directors regarding the Chelsey Proposal. That presentation was purportedly summarized in Chelsey's Amendment No. 3 to Schedule 13D as Exhibit E.

         The Company's Board of Directors referred the Chelsey Proposal to its Transactions Committee for consideration with a view towards making a recommendation to the Board of Directors. The Transactions Committee, composed of independent directors of the Company, provides assistance to the directors in fulfilling their responsibility to the shareholders by recommending appropriate actions to the Board of Directors on matters that require Board approval, including material transactions with shareholders owning more than ten percent (10%) of the voting securities of the Company. The Transactions Committee engaged financial advisors and counsel to assist it in its deliberations with respect to the Chelsey Proposal.

         On September 18, 2003, representatives of Chelsey attended a meeting with legal and financial advisors to the Transactions Committee of the Board of Directors of the Company at which a document entitled "Recapitalization of Hanover Direct, Inc. - Summary of Counteroffer Terms" (the "Counterproposal") was discussed. The Counterproposal responded to Chelsey's Proposal to the Company at the August 7 meeting of the Board of Directors. Chelsey's representatives did not accept the Counterproposal. Negotiations between the parties ensued in the weeks thereafter.

         On November 10, 2003, the Company signed a Memorandum of Understanding with Chelsey and Regan Partners, L.P. setting forth the agreement in principle to recapitalize the Company, reconstitute the Board of Directors and settle outstanding litigation between the Company and Chelsey. The Memorandum of Understanding had been approved by the Transactions Committee of the Board of Directors of the Company.

        The parties agreed to effect within ten days or as soon thereafter as possible a binding Recapitalization Agreement that would, upon the closing of the transactions set forth in the Recapitalization Agreement, exchange 564,819 shares of a newly issued Series C Preferred Stock and 81,857,833 shares of newly issued common stock for the 1,622,111 shares of Series B Preferred Stock currently held by Chelsey, subject to adjustment if the transaction is not consummated by December 17, 2003. If the closing takes place on or before December 17, 2003, the Series C Preferred Stock will have an aggregate liquidation preference of $56,481,900 while the outstanding Series B Preferred Stock has a current aggregate liquidation preference of $112,963,810 and a maximum final liquidation preference of $146,168,422 on August 23, 2005. The new common shares will have an effective issue price of $.69. With the issuance of the new common shares, Chelsey will have a majority equity and voting interest in the Company.

         Upon the execution of the Recapitalization Agreement, the Company will reconstitute the Board to eight members, including four designees of Chelsey. The Recapitalization Agreement is subject to the approval of the Transactions Committee and the Board of Directors of the Company. It is also subject to other consents including the approval of Congress Financial Corporation. The Company intends to prepare and file with the Securities and Exchange Commission and transmit to all equity holders of the Company, as required by Rule 14f-1 of the Securities Exchange Act of 1934, as amended, a statement regarding its intent to effect a change in majority of directors as promptly as practicable. Following the expiration of ten days following the filing and mailing of the statement, the Board of Directors will increase to nine members, with the additional director being a Chelsey designee.

        The proposed Series C Preferred Stock, with a liquidation preference of $100 per share, carries a quarterly dividend, starting on January 1, 2006 at 6% and increasing each year by 1 1/2%. In lieu of cash dividends, the Company may elect to accrue dividends at a rate equal to 1% higher than the annual cash dividend rate. The Series C Preferred Stock has a redemption date of January 1, 2009. The Company shall redeem the maximum number of shares of Series C Preferred Stock as possible with the net proceeds of certain asset and equity sales, including the disposition of the Company's non-core assets, not required to be used to repay Congress Financial Corporation pursuant to the terms of the 19th Amendment to the Loan and Security Agreement, and Chelsey shall be required to accept such redemptions.

        The Recapitalization Agreement will also define the duties of the Transactions Committee and provide for the reconstitution of the committees of the Board of Directors, mutual releases and termination of litigation between the Company and Chelsey, voting agreements between Chelsey and Regan Partners, a major shareholder of the Company, registration rights for the new common shares and agreements to recommend certain amendments to the Company's Certificate of Incorporation, including a 10-for-1 reverse stock split and a decrease in the par value of the Common Stock from $.66 2/3 per share to $.01 per share, at the first annual meeting of shareholders following the closing.

        If the closing of the Recapitalization Agreement has not occurred by November 30, 2003, then the Company will pay Chelsey $1 million by December 3, 2003. If the closing has not occurred by the close of business on December 17, 2003, then the Memorandum of Understanding shall cease to be effective unless either the Company or Chelsey elects to extend the closing past such date. If the Company makes such election, the number of shares of Common Stock and Series C Preferred Stock issued to Chelsey in the Recapitalization shall be adjusted pursuant to the terms of the agreement. If Chelsey makes such an election, there shall be no adjustment to the number of shares. In either case, the Closing shall occur no later than February 29, 2004.

        The Memorandum of Understanding has been filed with the Securities and Exchange Commission as an exhibit to the Company's Current Report on Form 8-K dated November 10, 2003. The Company strongly recommends that interested parties refer to it for a full and complete understanding of the terms and conditions of the Memorandum of Understanding.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

10.1 Twenty-sixth Amendment to Loan and Security Agreement, dates as of August 29, 2003, among Congress Financial Corporation and certain Subsidiaries of the Company.

10.2 Twenty-seventh Amendment to Loan and Security Agreement, dates as of October 31, 2003, among Congress Financial Corporation and certain Subsidiaries of the Company.

10.3 Twenty-eighth Amendment to Loan and Security Agreement, dates as of November 4, 2003, among Congress Financial Corporation and certain Subsidiaries of the Company.

10.4 Amendment No. 3 to the Hanover Direct, Inc. Key Executive Eighteen Month Compensation Continuation Plan.

10.5 Amendment No. 2 to the Hanover Direct, Inc. Key Executive Twelve Month Compensation Continuation Plan.

10.6 Amendment No. 2 to the Hanover Direct, Inc. Key Executive Six Month Compensation Continuation Plan.

31.1     Certification signed by Thomas C. Shull.

31.2     Certification signed by Edward M. Lambert.

32.1     Certification signed by Thomas C. Shull and Edward M. Lambert.

(b)  Reports on Form 8-K:

1.1 Form 8-K, filed July 15, 2003 -- reporting pursuant to Item 5 of such Form the exchange of certain correspondence with Chelsey Direct, LLC.

1.2 Form 8-K, filed July 17, 2003 - reporting pursuant to Item 5 of such Form the filing by the Company of an action in the Supreme Court of the State of New York against Richemont Finance S.A. and Chelsey Direct, LLC.

1.3 Form 8-K, filed July 30, 2003 - reporting pursuant to Item 5 of such Form the increase in the size of the Company's Board of Directors and the election of Jeffrey A. Sonnenfeld and A. David Brown as directors.

1.4 Form 8-K, filed August 1, 2003 - reporting pursuant to Item 5 of such Form certain agreements of the parties in the matter of Hanover Direct, Inc. v. Richemont Finance S.A. and Chelsey Direct, LLC.

1.5 Form 8-K, filed August 5, 2003 -- reporting pursuant to Item 5 of such Form scheduling information regarding its conference call with management to review the operating results for the fiscal quarter ended June 28, 2003.

1.6 Form 8-K, filed August 7, 2003 - reporting pursuant to Item 9 of such Form (information furnished pursuant to Item 12 of such Form) the issuance of a press release announcing operating results for the fiscal quarter ended June 28, 2003.

1.7 Form 8-K, filed August 11, 2003 - reporting pursuant to Item 9 of such Form an unofficial transcript of its conference call with management to review the operating results for the quarter ended June 28,

         2003.

1.8 Form 8-K, filed August 14, 2003 - reporting pursuant to Item 5 of such Form that (i) on Thursday, August 7, 2003 representatives of Chelsey Direct, LLC attended a regularly scheduled meeting of the Company's Board of Directors at the invitation of management of the Company endorsed by its Board of Directors, (ii) at the meeting, Chelsey's representatives delivered to the Company a document entitled "Recapitalization of Hanover Direct, Inc. Summary of Terms" and made a presentation to the Board of Directors regarding the Proposal, (iii) the Company's Board of Directors referred the Proposal to its Transactions Committee for consideration with a view towards making a recommendation to the Board of Directors, (iv) the Transactions Committee had engaged financial advisors and counsel to assist it in its deliberations with respect to the Proposal and would need time to properly consider and respond to the Proposal, and (v) the Company had agreed to the temporary registration of the 29,446,888 shares of Common Stock of the Company and the 1,622,111 shares of Series B Participating Preferred Stock of the Company sold by Richemont Finance S.A. ("Richemont") to Chelsey Direct, LLC on or about May 19, 2003, pending the resolution of certain litigation between the Company, Chelsey and Richemont described in the Company's Current Reports on Form 8-K filed on July 17, 2003 and August 1, 2003.

1.9 Form 8-K, filed September 9, 2003 - reporting pursuant to Item 5 of such Form the existence of an Escrow Agreement, dated as of July 2, 2003, by and among Richemont, Chelsey and JPMorgan Chase Bank, as escrow agent, and the side letter referred to therein, dated as of May 19, 2003, by and between Richemont and Chelsey.

2.0 Form 8-K, filed September 9, 2003 - reporting pursuant to Item 5 of such Form that prior to a meeting with representatives of Chelsey Direct, LLC on September 18, 2003, advisors to the Transactions Committee of the Board of Directors of the Company delivered to Chelsey a document entitled "Recapitalization of Hanover Direct, Inc. - Summary of Counteroffer Terms," which responded to the proposal made by Chelsey to the Company at a meeting of the Board of Directors held on August 7, 2003, which counterproposal Chelsey rejected.

2.1 Form 8-K, filed October 2, 2003 - reporting pursuant to Item 5 of such Form that (i) a Voting Trigger (as defined in the Certificate of Designations, Powers, Preferences and Rights of the Series B Participating Preferred Stock of the Company) had occurred, (ii) that Chelsey Direct, LLC had elected Martin L. Edelman and Wayne P. Garten to the Company's Board of Directors and (iii) Messrs. Edelman and Garten had returned certain related paperwork to the Company on September 29, 2003, upon which they effectively joined the Board.

2.2 Form 8-K, filed November 4, 2003 - reporting pursuant to Item 5 of such Form information regarding the issuance of the Twenty-Seventh Amendment to the Company's Loan and Security Agreement with Congress Financial Corporation and the appointment of Mr. Charles E. Blue as Chief Financial Officer, effective November 11, 2003, and the resignation of Edward M. Lambert as Chief Financial Officer effective on such date.

2.3 Form 8-K, filed November 7, 2003 - reporting pursuant to Item 5 of such Form information regarding its conference call with management to review operating results for the quarter ended September 27, 2003.

2.4 Form 8-K, filed November 10, 2003 - reporting pursuant to Item 5 of such Form the Company entering into a Memorandum of Understanding with Chelsey Direct, LLC and Regan Partners, L.P. and issuing a press release announcing that it had signed the Memorandum of Understanding.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HANOVER DIRECT, INC.

                                  Registrant

                                  By:    /s/  Edward  M. Lambert
                                  ---------------------------------------------
                                               Edward M. Lambert

                                         Executive Vice President and
                                             Chief Financial Officer
                                         (On behalf of the Registrant and as
                                            principal financial officer)

Date: November 10, 2003