Form 10-K
period 2003-12-27
HANOVER DIRECT INC
filed 2004-04-09
CIK 320333

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 27, 2003

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

     As of June 27, 2003, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $15,069,965 (based on the closing price of the Common Stock on the American Stock Exchange on June 27, 2003 of $0.27 per share; shares of Common Stock owned by directors and officers of the Company are excluded from this calculation; such exclusion does not represent a conclusion by the Company that all of such directors and officers are affiliates of the Company).

     As of March 16, 2004, the registrant had 220,173,633 shares of Common Stock outstanding (excluding treasury shares).
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A is incorporated into items 11, 12, 13 and 14 of Part III of this Form 10-K.

                              HANOVER DIRECT, INC.
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 27, 2003

                                     INDEX

                                                                               PAGE
                                                                               ----
                                      PART I
ITEM 1.          Business....................................................    2
                   General...................................................    2
                   Direct Commerce...........................................    2
                   Business-to-Business......................................    7
                   Credit Management.........................................    9
                   Financing.................................................    9
                   Employees.................................................   14
                   Seasonality...............................................   14
                   Competition...............................................   14
                   Trademarks................................................   15
                   Government Regulation.....................................   15
                   Listing Information.......................................   15
                   Web Site Access to Information............................   16
ITEM 2.          Properties..................................................   16
ITEM 3.          Legal Proceedings...........................................   17
ITEM 4.          Submission of Matters to a Vote of Security Holders.........   23
                                      PART II
ITEM 5.          Market for Registrant's Common Equity and Related
                 Stockholder Matters.........................................   24
ITEM 6.          Selected Financial Data.....................................   25
ITEM 7.          Management's Discussion and Analysis of Consolidated
                 Financial Condition and Results of Operations...............   26
                   Executive Summary.........................................   26
                   Results of Operations.....................................   27
                   Liquidity and Capital Resources...........................   31
                   Uses of Estimates and Other Critical Accounting
                   Policies..................................................   37
                   New Accounting Pronouncements.............................   39
                   Off-Balance Sheet Arrangements and Contractual
                   Obligations...............................................   40
                   Forward-Looking Statements................................   41
                   Cautionary Statements.....................................   41
ITEM 7A.         Quantitative and Qualitative Disclosures about Market
                 Risk........................................................   43
ITEM 8.          Financial Statements and Supplementary Data.................   44
ITEM 9.          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure....................................   97
ITEM 9A.         Controls and Procedures.....................................   97
                                     PART III
ITEM 10.         Directors and Executive Officers of the Registrant..........   98
ITEM 11.         Executive Compensation......................................  103
ITEM 12.         Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters..................  103
ITEM 13.         Certain Relationships and Related Transactions..............  103
ITEM 14.         Principal Accountants Fees and Services.....................  103
                                      PART IV
ITEM 15.         Exhibits, Financial Statement Schedules and Reports on Form
                 8-K.........................................................  104
                 Signatures..................................................  106
                 Exhibit Index...............................................  107

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Hanover Direct, Inc. (the "Company") provides quality, branded merchandise through a portfolio of catalogs and e-commerce platforms to consumers, as well as a comprehensive range of Internet, e-commerce and fulfillment services to businesses.

     The Company's direct commerce operations comprise its catalog and Web site portfolio of home fashions, apparel and gift categories including, during 2003, Domestications, The Company Store, The Company Kids, Scandia Down, Silhouettes, International Male, Undergear and Gump's By Mail. Each brand can be accessed on the Internet individually by name. In addition, the Company owns Gump's, a retail store based in San Francisco, California.

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

     On or about May 19, 2003, Richemont Finance S.A., a Luxembourg company ("Richemont"), the then holder of approximately 21.3% of the Company's issued and outstanding common stock (the "Common Stock") and all of the Company's Series B Participating Preferred Stock (the "Series B Participating Preferred Stock"), sold all of its shares of stock of the Company to Chelsey Direct, LLC, a Delaware limited liability company ("Chelsey"). The Company entered into a recapitalization agreement with Chelsey in November 2003 pursuant to which the Company exchanged 564,819 shares of a newly issued Series C Participating Preferred Stock (the "Series C Participating Preferred Stock") and 81,857,833 shares of newly issued Common Stock for the shares of Series B Participating Preferred Stock held by Chelsey. As a result of such transaction, Chelsey became the holder of approximately 50.6% of the Company's outstanding common stock and all of the Company's Series C Participating Preferred Stock. Collectively, Basil Regan and Regan Partners, L.P. ("Regan") are currently the holders of approximately 17.6% of the Company's Common Stock. Pursuant to a Corporate Governance Agreement, Chelsey has the right to designate five (5) members and Regan has the right to designate one (1) member of the nine (9) member Board of Directors. See "Additional Investments -- Series C Participating Preferred Stock" and "Item 10(a) -- Directors and Executive Officers of the Registrant."

DIRECT COMMERCE

     General. The Company is a leading specialty direct marketer with a diverse portfolio of branded home fashions, men's and women's apparel and gift products marketed via direct mail-order catalogs, retail stores and connected Internet Web sites ("direct commerce"). The Company's catalog titles are organized into four categories -- The Company Store Group, Women's Apparel, Men's Apparel and Gift -- each consisting of one or more catalog/Internet titles. All of these categories utilize central purchasing and inventory management functions and the Company's common systems platform, telemarketing, fulfillment, distribution and administrative functions. During 2003, the Company mailed approximately 180.3 million catalogs, answered more than 6.3 million customer service/order calls and processed and shipped 6.4 million packages to customers.

     On June 29, 2001, the Company sold certain assets and liabilities of its Improvements business to HSN, a division of USA Networks, Inc.'s Interactive Group, for approximately $33.0 million. In conjunction with the sale, the Company's Keystone Internet Services, Inc. (now Keystone Internet Services, LLC) subsidiary agreed to provide telemarketing and fulfillment services for the Improvements business under a service agreement with the buyer for a period of three years. The Company is in negotiations to extend the term of the HSN agreement for a period of two additional years to June 27, 2006.

     The asset purchase agreement between the Company and HSN provided for a reduction in the sale price if the performance of the Improvements business in the 2001 fiscal year failed to achieve a targeted EBITDA level as defined in the agreement. The business achieved the targeted EBITDA level so no reduction in the sale price was required. In addition, if Keystone Internet Services, Inc. failed to perform its obligations during the first two years of the services contract, the purchaser was entitled to receive a reduction in the original purchase price of up to $2.0 million. An escrow fund of $3.0 million, which was withheld from the original proceeds of the sale of approximately $33.0 million, was established for a period of two years under the terms of an escrow agreement between LWI Holdings, Inc., HSN and The Chase Manhattan Bank as a result of these contingencies. On March 27, 2003, the Company and HSN amended the asset purchase agreement to provide for the release of the remaining $2.0 million balance of the escrow fund and to terminate the escrow agreement. By agreeing to the terms of the amendment, HSN forfeited its ability to receive a reduction in the original purchase price of up to $2 million if Keystone Internet Services failed to perform its obligations during the first two years of the services contract. In consideration for the release, Keystone Internet Services issued a credit to HSN for $100,000, which could be applied by HSN against any invoices of Keystone Internet Services to HSN. This credit was utilized by HSN during the March 2003 billing period. On March 28, 2003, the remaining $2.0 million escrow balance was received by the Company, thus terminating the escrow agreement.

     The Company reviews its portfolio of catalogs as well as new opportunities to acquire or develop catalogs from time to time. The Company did not discontinue any of its businesses or print catalogs in 2003.

     In 2002, the Company consolidated a portion of its Hanover, Pennsylvania fulfillment operations into the Company's Roanoke, Virginia facility. In March 2003, the Company closed its Kindig Lane facility in Hanover, Pennsylvania and moved its remaining operations there to the Company's facility in Roanoke, Virginia.

     The Company responds to unsolicited expressions of interest for various of its assets which it receives from time to time from third parties; however no formal solicitation program has been established by the Company for the sale of assets and no definitive agreements have been reached other than with respect to the sale of the Company's Improvements business and its Kindig Lane facility in prior years. The Recapitalization Agreement with Chelsey and the Certificate of Designations of the Series C Participating Preferred Stock do not mandate the sale of assets. However, management, with direction from the Board of Directors, has taken the position that it will consider the sale of the Company's non-core assets in order to redeem the outstanding Series C Participating Preferred Stock so long as the sale of any individual asset or group of assets is fair to all the Company's stakeholders from a financial point of view. The Company is considering the sale of certain non-core assets although no definitive agreements have been reached and no assurance can be given that such assets will, in fact, be sold.

     Each of the Company's specialty catalogs targets distinct market segments offering a focused assortment of merchandise designed to meet the needs and preferences of its target customers. Through market research and ongoing testing of new products and concepts, each brand group determines each catalog's own merchandise strategy, including appropriate price points, mailing plans and presentation of its products. The Company is continuing its development of exclusive or private label products for a number of its catalogs, including Domestications, The Company Store, The Company Kids, Silhouettes, International Male and Undergear, to further enhance the brand identity of the catalogs. During 2003, the Company sought to rely on its existing long-term customer relationships to grow its existing brands and to extend the categories of merchandise sold by its existing brands. Silhouettes expanded its offerings in intimates, footwear and swimwear, Domestications expanded its offerings of home accessories, Gump's San Francisco launched a Baby Gump's boutique and a packaged foods department, and plans were made to emphasize several new categories of merchandise. Gump's also implemented a strategy for unifying the merchandise offering in all categories across all channels.

     The Company's specialty catalogs typically range in size from approximately 24 to 108 pages with six to twenty-five new editions per year depending on the seasonality and fashion content of the products offered. Each edition may be mailed several times each season with variations in format and content. Each catalog employs the services of an outside creative agency or has its own creative staff that is responsible for the designs, layout, copy, feel and theme of the book. Generally, the initial sourcing of new merchandise for a catalog begins six to nine months before the catalog is mailed. The Company has created commerce-enabled Web sites for each of its catalogs, which offer all of the catalog's merchandise and, in every case, more extensive offerings than any single issue of a print catalog; take catalog requests; and accept orders for not only Web site merchandise but also from any print catalog already mailed.

     The following is a description of the Company's brands in each of the Company's four categories:

The Company Store Group:

     Domestications is a leading home fashions brand offering affordable luxury for every room in the home for today's value-oriented and style-conscious consumer.

     The Company Store is an upscale home fashions brand focused on high quality down products and other private label and branded home furnishings.

     The Company Kids offers both upscale apparel and furnishing focused towards children.

     Scandia Down is a nationally known brand specializing in luxury down products and home fashions.

Women's Apparel:

     Silhouettes is a leading fashion brand offering large size women's upscale apparel and accessories.

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

     Catalog Sales. Net sales, including postage and handling, through the Company's catalogs were $280.1 million for the fiscal year ended December 27, 2003, a decrease of $61.8 million or 18.1% compared with the prior year. Overall circulation for continuing business in fiscal year 2003 decreased by 5.9% in fiscal 2003 primarily stemming from the Company's continued efforts to reduce unprofitable circulation. In addition, the Company is currently analyzing the extent of cannibalization of catalog sales by Internet sales. Two examples of topics being researched are (1) what is the percentage of Internet customers who received a catalog and selected the Internet as a vehicle for order placement and (2) what drew the Internet customer to the Internet Web site if not a catalog recipient. Acquiring customers through the Internet as opposed to mailing them a catalog results in lower overall costs and increased profitability for the Company.

     Internet Sales. The Internet as a source of new customers continues to grow in importance. Net sales, including postage and handling, through the Internet improved to $108.6 million for the fiscal year ended December 27, 2003, an increase of $21.2 million or 24.2%, over Internet sales in the prior fiscal year. As of December 27, 2003, Internet sales had reached 27.9% of brand sales (total revenues less third party fulfillment sales and membership programs). The Company maintains an active presence on the Internet by having a commerce-enabled Web site for each of its catalogs which offers all of the catalog's merchandise and, in every case, more extensive offerings than any single issue of a print catalog; takes catalog requests, and accepts orders for not only Web site merchandise but also from any print catalog already mailed. The Web site for each brand is promoted within each catalog, in traditional print media advertising, and on third-party Web sites.

     During November 2002, Amazon.com began to offer Silhouettes, International Male and Undergear merchandise within Amazon.com's Apparel & Accessories store under a multi-year strategic alliance between the Company and Amazon.com. All orders resulting from this alliance are electronically transferred to and fulfilled by the Company. During the first quarter of 2003, Company Kids apparel merchandise joined Silhouettes, International Male and Undergear within Amazon.com's Apparel & Accessories store. During

September 2003, Domestications, The Company Store, and Gump's bedding, furniture and home accessories were made available within Amazon.com's expanded Home store.

     The Company utilizes marketing opportunities available to it by posting its catalog merchandise and accepting orders on third-party Web sites, for which it is charged a commission. The Company also undertakes relationships where third party Web sites are paid for every click that leads to the Company's sites. In addition to the arrangements with Amazon.com described above, third party Web site advertising arrangements entered into by the Company include partnerships with ArtSelect.com, CatalogCity, Decorative Product Source, Inktomi, Google, MSN, NexTag, Overture, Shopping.com, Linkshare and GiftCertificates.com.

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

     In January 2001, the Company terminated its Agreement with FAR Services and ceased the offering of memberships in The Shopper's Edge to its customers. Members continued to have the ability to have their memberships automatically renewed and billed unless canceled by the member. The last renewals of memberships were processed in October 2001 by mutual agreement between the Company and FAR Services as a result of the terms of the then-pending settlement agreement between the Federal Trade Commission and Ira Smolev, the owner of FAR Services. For the purpose of monitoring and processing refunds for the Company's customers, the Company remained in its position as bookkeeper for the club during 2001. The Company continued to actively perform the function of bookkeeper until April 2003. The Company continues to administer surety bonds as bookkeeper on behalf of The Shopper's Edge Club owner. During 2003, the number of states on behalf of which bonds are held was reduced from six to two. They continue to be secured by a letter of credit, obtained with funds belonging to the owner and held by the bookkeeper, that remain in place for two and four years beyond the last date of any membership.

     In March 2001, the Company entered into a five-year marketing services agreement with MemberWorks, Incorporated under which the Company's catalogs market and offer a variety of MemberWorks membership programs for a wide variety of goods and services to the Company's catalog customers when they call to place an order. To the extent that the Company achieves a certain acceptance rate by reading scripts to its customers, the Company is guaranteed a certain revenue stream dependent upon the actual number of offers made. To the extent that the program performs better than a pre-designated level, the Company will receive a higher level of revenue than its guaranteed minimum. MemberWorks has the exclusive rights to the first up-sell position on all merchandise order calls made to the Company, after any cross-sells which the catalogs may make for their own primary (or catalog-based) products, but before any offer for one of the Company's pre-existing catalog-based membership clubs. The catalog brand may choose not to read an up-sell script on all inbound order calls only due to business necessities. Initially, prospective members participate in a 30-day trial period that, unless canceled, is automatically converted into a full membership term, which is one year in duration. Memberships are automatically renewed at the end of each year unless canceled by the member. In early 2002, the Company tested the offer of membership terms that were one month in duration. Memberships were automatically renewed and billed at the end of each month unless canceled by the member. The Company no longer offers monthly memberships and the program was discontinued; however, there remain some customers who continue to renew the MemberWorks program on a month-to-month membership term.

     In December 2002, the Company entered into an agreement for Internet marketing with MemberWorks, Incorporated under which the Company may conduct marketing of MemberWorks membership programs to its Web site customers. No marketing was done under this agreement. In December 2003, the Company entered into a new agreement for Internet marketing with MemberWorks on more favorable terms. In the first quarter of 2004, the Company began to test the marketing of MemberWorks programs on one Company Web site and intends to evaluate conversion rates before making the decision to expand the marketing to other Company Web sites or to terminate the agreement for Internet marketing. On the Internet, the Company will offer MemberWorks programs to customers immediately upon a customer reaching the order confirmation page after placing an order. The Company's revenue share will provide for a guaranteed minimum revenue per page view. To the extent the program performs better than a pre-designated level, the Company will receive a higher level of revenue than its guaranteed minimum per page view. Offers to customers on the Company's Web sites will not be counted for purposes of determining the guaranteed minimums under the master MemberWorks agreement.

     Customers may purchase memberships in a number of the Company's Buyers' Club programs for an annual fee. The Company defers revenue recognition for membership fees received in its Buyers' Club programs until the cancellation period ends. Thereafter, revenue net of actual cancellations is recognized on a monthly basis over the remaining membership period. The Company also receives commission revenue related to its solicitation of the MemberWorks membership programs and Magazine Direct magazine subscription programs. The commission revenue recognized by the Company for the Magazine Direct magazine program is on a per-solicitation basis according to the number of solicitations made, with additional revenue recognized if the customer accepts the solicitation. Collectively, the amount of revenues the Company recorded from these sources was $5.7 million or 1.4% of net revenues, $5.1 million or 1.1% of net revenues, and $4.8 million or 0.9% of net revenues for fiscal years 2003, 2002 and 2001, respectively. As of May 2003, the Company discontinued its solicitation of the Magazine Direct program. The Company will continue to consider opportunities to offer new and different goods and services to its customers on inbound order calls and the Company's Web sites from time to time, with the Company receiving commission revenue related to its solicitations.

     Marketing and Database Management. The Company maintains a proprietary customer list currently containing approximately 5.9 million names of customers who have purchased from one of the Company's catalogs or Web sites within the past 36 months. Approximately 2.4 million of the names on the list represent customers who have made purchases from at least one of the Company's brands within the last 12 months. The list contains name, gender, residence and historical transaction data. This database is selectively enhanced with demographic, socioeconomic, lifestyle and purchase behavior overlays from other sources. The Company also maintains a proprietary list of e-mail addresses totaling approximately 2.2 million addresses.

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

     The Company's telemarketing phone service costs (both inbound and outbound calls) are typically contracted for a two to three-year period. In the fourth quarter of 1999, the Company entered into a two-year call center service agreement with MCI WorldCom and in the fourth quarter of 2001, the Company revised its agreement with MCI WorldCom to provide for a two-and-a-half-year extension expiring during April 2004. Under the revised agreement, the Company obtained a reduction in the rate it had been paying pursuant to the agreement entered into in 1999. In connection with the revised agreement, the Company agreed to guarantee minimum billing levels in the amount of $6.1 million for the 31-month service period and the Company has met and anticipates that it will continue to meet such targets in the normal course of business. The Company has contracted for additional services, some of which are redundant, from other service providers in an effort to mitigate the possible effects of MCI WorldCom's bankruptcy filing on the Company's service. In February 2004, the Company entered into a 26-month call center service agreement with AT&T Corp. including an option to renew for an additional year at the sole election of the Company. This agreement includes a two-month "ramp-up" period covering the months of March and April 2004, by the end of which services will be fully transitioned to AT&T. In connection with this agreement, the Company has agreed to a guaranteed net billing level of $1.0 million, after discounts, for each of the two twelve-month periods following the "ramp-up" period.

     The Company generally enters into annual arrangements for paper and printing services with a limited number of suppliers. These arrangements permit periodic price increases or decreases based on prevailing market conditions, changes in supplier costs and continuous productivity improvements. For 2003, paper costs approximated 4.9% of the Company's net revenues. The Company experienced a 4.5% decrease in paper prices during 2003. The Company normally experiences increased costs of sales and operating expenses as a result of the general rate of inflation and commodity price fluctuations. Operating margins are generally maintained through internal cost reductions and operating efficiencies, and then through selective price increases where market conditions permit.

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

     The Company acquires products for resale in its catalogs from numerous domestic and foreign vendors. No single third party source supplied more than 10% of the Company's products in 2003. The Company's vendors are selected based on their ability to reliably meet the Company's production and quality requirements, as well as their financial strength and willingness to meet the Company's needs on an ongoing basis.

     At the end of fiscal 2003, the Company had received approximately $5.2 million in combined catalog and Internet orders that had not been shipped and were not included in the net revenues of the Company. This amount was a decrease of $0.3 million or 4.9% compared with the approximately $5.5 million of unshipped orders existing at the end of fiscal 2002. These amounts consisted mainly of backorders, orders awaiting credit card authorization, open dropship orders and orders physically in the warehouse awaiting shipment to customers. The Company fully expects to complete the shipment of these orders within the 2004 fiscal year.

     Telemarketing and Distribution. The Company receives approximately 62.1% of its orders through its toll-free telephone service, which offers customer access seven days per week, 24 hours per day.

     The management information systems used by the Company are discussed below. The Company mails its catalogs through the United States Postal Service ("USPS") utilizing pre-sort, bulk mail and other discounts. Most of the Company's packages are shipped through the USPS. Overall, catalog mailing and package-shipping costs approximated 19.5% of the Company's net revenues in 2003. There were no USPS rate increases during 2003. The Company also utilizes United Parcel Service and other delivery services. In January 2003 and 2004, United Parcel Service increased its rates by 3.5% and 2.9%, respectively. The increase did not have a material adverse effect on the Company's 2003 results of operations. The Company examines alternative shipping services with competitive rate structures from time to time.

BUSINESS-TO-BUSINESS

     General. The Company, through Keystone Internet Services, LLC ("Keystone"), provides back-end e-commerce transaction services to a roster of Internet companies. Keystone's services range from fulfillment and e-care to platform logistics products. Keystone also services the logistical, IT and fulfillment needs of the Company's catalog operations. Keystone comprises the Company's telemarketing, fulfillment and distribution functions as well as its proprietary, fully integrated systems platform internally known as Pegasus. That system is described under "Management Information Systems" below. Other assets as of December 27, 2003 include two warehouse fulfillment centers, one leased temporary storage facility totaling approximately 1.0 million square feet, and two telemarketing/e-care centers and one satellite call center with approximately 750 agent positions.

     Telemarketing. The Company has created a telephone network to link its three primary telemarketing facilities in Hanover, Pennsylvania, York, Pennsylvania and LaCrosse, Wisconsin. The Company's telemarketing facilities utilize state-of-the-art telephone switching equipment, which enables the Company to route calls between telemarketing centers and thus provide prompt customer service. In the fourth quarter of 2001, the Company extended its call center services agreement with MCI WorldCom to provide that it would terminate during April 2004. The Company has contracted for additional services, some of which are redundant, from other service providers in an effort to mitigate the possible effects of MCI WorldCom's bankruptcy filing on the Company's service. In February 2004, the Company entered into a two-year call center service agreement with AT&T Corp. including an option to renew for an additional year at the sole election of the Company. This agreement is on more favorable terms than the MCI WorldCom agreement. See "Direct Commerce -- Purchasing."

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

     Distribution. The Company presently operates two distribution centers in two principal locations: one in Roanoke, Virginia and one in LaCrosse, Wisconsin. The Company uses these facilities to handle merchandise distribution for its catalogs as well as its third party e-commerce clients. See "Properties."

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

     Keystone Internet Services. Launched in 1998, Keystone Internet Services initially serviced the needs of other direct marketers without back-end fulfillment resources. Keystone currently offers e-commerce solutions and services to a customer base of brand name manufacturers and retailers who lack the end-to-end systems needed to enter e-commerce quickly, easily and affordably.

     Keystone offers its clients the complete spectrum of fulfillment services including List Services (Merge/ Purge, Hygiene, NCOA), paper/print services for catalog production, telemarketing, data entry, distribution (Quality Assurance/Quality Control, pick/pack/ship/returns), supply chain management and such critical Information Technology services as Web site development and hosting, e-mail, voice response units, credit card authorization and billing, order processing, warehouse management systems, and inventory planning and control. All of this can be done using the Company's proprietary Pegasus multi-channel, multi-title platform described above.

CREDIT MANAGEMENT

     Several of the Company's catalogs, including Domestications, International Male, Silhouettes and Gump's By Mail, had previously offered their own private label credit cards. In 1999, the Company entered into a new three-year account purchase and credit card marketing and services agreement with Capital One Services, Inc. and Capital One Bank under which Capital One provided for the sale and servicing of accounts receivable originating from the Company's private label credit card program. The Company and Capital One terminated their agreement during the second quarter of 2003. The Company continues its search for a more economical provider of private label credit card services.

FINANCING

     Changes to Congress Credit Facility. On December 27, 2003, the Company's credit facility, as amended (the "Congress Credit Facility"), with Congress Financial Corporation ("Congress") contained a maximum credit line, subject to certain limitations, of up to $56.5 million. In October 2003, the Company amended the Congress Credit Facility to extend the expiration thereof from January 31, 2004 to January 31, 2007. The Congress Credit Facility, as amended, comprises a revolving loan facility, a $17.5 million Tranche A Term Loan, and a $6.3 million Tranche B Term Loan. Total cumulative borrowings under the Congress Credit Facility are subject to limitations based upon specified percentages of eligible receivables and eligible inventory, and the Company is required to maintain $3.0 million of excess credit availability at all times. The Congress Credit Facility is secured by assets of the Company and places restrictions on the incurrence of additional indebtedness and on the payment of common stock dividends. As of December 27, 2003, the revolving loan facility of $9.0 million was recognized as a current liability on the Company's Consolidated Balance Sheet. On or before April 30, 2004, the Company is required to enter into a restatement of the loan agreement with Congress requiring no changes to the terms of the current agreement.

     Under the Congress Credit Facility, the Company is required to maintain minimum net worth, working capital and EBITDA as defined throughout the term of the agreement. As of December 27, 2003, the Company was not in compliance with the working capital covenant; however, it has subsequently received a waiver from Congress addressing the deficiency. The Company was in compliance with all other covenants as of December 27, 2003. There can be no assurance that Congress will waive any future non-compliance by the Company with the financial and other covenants contained in the Congress Credit Facility, which could result in a default by the Company, allowing Congress to accelerate the amounts due under the facility.

     A summary of the amendments implemented during 2003 is as follows:

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

     In August 2003, the Company amended the Congress Credit Facility to make certain technical amendments thereto, including the amendment of the definition of Consolidated Net Worth and the temporary release of a $3.0 million availability reserve established thereunder. The temporary release of the $3.0 million availability reserve was removed by the end of fiscal year 2003. The amendment required the payment of fees in the amount of $165,000.

     In October 2003, the Company amended the Congress Credit Facility to extend the expiration thereof from January 31, 2004 to January 31, 2007, to reduce the amount of revolving loans available thereunder to $43.0 million, to make adjustments to the sublimits available to the various borrowers thereunder, to amend the EBITDA covenant to specify minimum levels of EBITDA that must be achieved during the Company's fiscal years ending 2004, 2005 and 2006, to permit the borrowing under certain circumstances of up to $1.0 million against certain inventory in transit to locations in the United States, and to make certain other technical amendments. The amendment required the payment of fees in the amount of $650,000.

     On November 4, 2003, the Company amended the Congress Credit Facility to change the definition of Consolidated Net Worth so as to provide that for the purposes of calculating such amount for the Company's fiscal year ending December 27, 2003, the Company's net deferred tax assets in the amount of $11.3 million that are required to be fully reserved pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS 109"), shall be added back for the purposes of determining the Company's assets.

     On November 25, 2003, the Company amended the Congress Credit Facility to receive consent from Congress in regards to the Recapitalization Agreement with Chelsey so that the Company could exchange 1,622,111 shares of Series B Participating Preferred Stock held by Chelsey in consideration of the issuance by the Company of 564,819 shares of newly issued Series C Participating Preferred Stock and 81,857,833 shares of newly issued Common Stock to Chelsey. In addition, the Company may repurchase, redeem or retire shares of its Series C Participating Preferred Stock owned by Chelsey using a portion of the net proceeds from any asset sales consummated after the implementation of all asset sale lending adjustments. The Company also amended the Congress Credit Facility to make certain technical amendments thereto, including the amendment of the amounts of Consolidated Working Capital and Consolidated Net Worth. The amendment required the payment of fees in the amount of $150,000.

     The Company has re-examined the provisions of the Congress Credit Facility and, based on EITF Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement" ("EITF 95-22"), and certain provisions in the credit agreement, the Company is required to reclassify its revolving loan facility from long-term to short-term debt, though the existing revolving loan facility does not mature until January 31, 2007. As a result, the Company reclassified $8.8 million as of December 28, 2002 from Long-term debt to Short-term debt and capital lease obligations that is classified as Current liabilities. See Note 18 of Notes to Consolidated Financial Statements for further discussion regarding the restatement of prior year borrowings outstanding under the Congress Credit Facility.

     As of December 27, 2003, the Company had $21.5 million of cumulative borrowings outstanding under the Congress Credit Facility, comprising $9.0 million under the Revolving Loan Facility, bearing an interest rate of 4.50%, $6.5 million under the Tranche A Term Loan, bearing an interest rate of 4.75%, and $6.0 million under the Tranche B Term Loan, bearing an interest rate of 13.0%. Of the aggregate borrowings, $12.8 million is classified as short-term to be paid within twelve months with $8.7 million classified as long-term on the Company's Consolidated Balance Sheet. As of December 28, 2002, the Company had $25.1 million of borrowings outstanding under the Congress Credit Facility comprising $8.8 million under the revolving loan facility, bearing an interest rate of 4.75%, $8.5 million under the Tranche A Term Loan, bearing an interest rate of 5.0%, and $7.8 million under the Tranche B Term Loan, bearing an interest rate of 13.0%.

     The revolving loan facility bears interest at prime plus 0.5% or Eurodollar plus 2.5%, the Tranche A Term Loans bear interest at prime plus 0.75% or Eurodollar plus 3.5%, and the Tranche B Term Loans bear interest at prime plus 4.25%, but in no event less than 13.0%.

     On March 25, 2004, the Company amended the Congress Credit Facility to change the definition of Consolidated Net Worth, to amend the Consolidated Working Capital and Consolidated Net Worth covenants to specify minimum levels of Consolidated Working Capital and Consolidated Net Worth that must be maintained during each month commencing January 2004, and to amend the EBITDA covenant to specify minimum levels of EBITDA that must be achieved during the Company's fiscal years ending 2004, 2005 and 2006. The Company expects to maintain the minimum levels of these covenants in future periods. In addition, the definition of "Event of Default" was amended by replacing the Event of Default which would have occurred on the occurrence of a material adverse change in the business, assets, liabilities or condition of the Company and its subsidiaries, with an Event of Default which would occur if certain specific events, such as a decrease in consolidated revenues beyond certain specified levels or aging of inventory or accounts payable beyond certain specified levels, were to occur.

     Based on the provisions of EITF 95-22 and certain provisions in the credit agreement, the Company is required to classify its revolving loan facility as short-term debt. See Note 18 for further discussion regarding the restatement of prior year borrowings outstanding under the Congress Credit Facility.

     The Company is considering replacing the Congress Credit Facility with a new senior loan facility from a major financial institution with more favorable terms. However, there can be no assurance that such a facility will be found. The Company is also considering a sale-lease back of its principal warehouse and distribution center, the funds from which would be used to reduce the Company's debt, although no definitive agreements have been reached. There can be no assurance that the Company will engage in such a transaction.

     Richemont Transaction; Series A and B Participating Preferred Stock. On August 24, 2000, the Company issued 1.4 million shares of preferred stock designated as Series A Cumulative Participating Preferred Stock (the "Series A Participating Preferred Stock") to Richemont, the then holder of approximately 47.9% of the Company's Common Stock, for $70 million. The Series A Participating Preferred Stock had a par value of $0.01 per share and a liquidation preference of $50.00 per share and was recorded net of issuance costs of $2.3 million. The issuance costs were being accreted as an additional dividend over a five-year period ending on the mandatory redemption date. Dividends were cumulative and accrued at an annual rate of 15%, or $7.50 per share, and were payable quarterly either in cash or in-kind through the issuance of additional Series A Participating Preferred Stock. Cash dividend payments were required for dividend payment dates occurring after February 1, 2004. As of September 30, 2001, the Company accrued dividends of $12,389,700, and reserved 247,794 additional shares of Series A Participating Preferred Stock for the payment of such dividends. In-kind dividends and issuance cost accretion were charged against additional paid-in capital, with a corresponding increase in the carrying amount of the Series A Participating Preferred Stock. Cash dividends were also reflected as a charge to additional paid-in capital, however, no adjustment to the carrying amount of the Series A Participating Preferred Stock was made. The Series A Participating Preferred Stock was generally non-voting, except if dividends had been in arrears and unpaid for four quarterly periods, whether or not consecutive. The holder of the Series A Participating Preferred Stock was entitled to receive additional participating dividends in the event any dividends were declared or paid, or any other distribution was made, with respect to the Common Stock of the Company. The additional dividends would be equal to the applicable percentage of the amount of the dividends or distributions payable in respect of one share of Common Stock. In the event of a liquidation or dissolution of the Company, the holder of the Series A Participating Preferred Stock would be paid an amount equal to $50.00 per share of Series A Participating Preferred Stock plus the amount of any accrued and unpaid dividends, before any payments to other shareholders.

     The Company could redeem the Series A Participating Preferred Stock in whole at any time and the holder of the Series A Participating Preferred Stock could elect to cause the Company to redeem all or any of such holder's Series A Participating Preferred Stock under certain circumstances involving a change of control, asset disposition or equity sale. Mandatory redemption of the Series A Participating Preferred Stock by the Company was required on August 23, 2005 (the "Final Redemption Date") at a redemption price of

$50.00 per share of Series A Participating Preferred Stock plus the amount of any accrued and unpaid dividends.

     On December 19, 2001, the Company consummated a transaction with Richemont (the "Richemont Transaction"). In the Richemont Transaction, the Company repurchased from Richemont all of the outstanding shares of the Series A Participating Preferred Stock and 74,098,769 shares of the Common Stock of the Company held by Richemont in return for the issuance to Richemont of 1,622,111 shares of newly-created Series B Participating Preferred Stock (the "Series B Participating Preferred Stock") and the reimbursement of expenses of $1 million to Richemont. Richemont agreed, as part of the transaction, to forego any claim it had to the accrued but unpaid dividends on the Series A Participating Preferred Stock. The Richemont Transaction was made pursuant to an Agreement (the "Agreement"), dated as of December 19, 2001, between the Company and Richemont. As part of the Richemont Transaction, the Company (i) released Richemont, the individuals appointed by Richemont to the Board of Directors of the Company and certain of their respective affiliates and representatives (collectively, the "Richemont Group") from any claims by or in the right of the Company against any member of the Richemont Group which arise out of Richemont's acts or omissions as a stockholder of or lender to the Company or the acts or omissions of any Richemont board designee in his capacity as such and (ii) entered into an Indemnification Agreement (the "Indemnification Agreement") with Richemont pursuant to which the Company agreed to indemnify each member of the Richemont Group from any losses suffered as a result of any third party claim which is based upon Richemont's acts as a stockholder of or lender to the Company or the acts or omissions of any Richemont board designee in his capacity as such. The Indemnification Agreement is not limited as to term and does not include any limitations on maximum future payments thereunder. The impact of the Richemont Transaction was to reflect the reduction of the Series A Participating Preferred Stock for the then carrying amount of $82.4 million and the issuance of Series B Participating Preferred Stock in the amount of $76.8 million, which was equal to the aggregate liquidation preference of the Series B Participating Preferred Stock on December 19, 2001. In addition, the par value of $49.4 million of the Common Stock repurchased by the Company and subsequently retired was reflected as a reduction of Common Stock, with an offsetting increase to capital in excess of par value. The Company recorded a net decrease in shareholders' deficiency of $5.6 million as a result of the Richemont Transaction.

     The shares of the Series A Participating Preferred Stock that were repurchased from Richemont represented all of the outstanding shares of such series. The Company filed a certificate in Delaware eliminating the Series A Participating Preferred Stock from its Certificate of Incorporation.

     Chelsey Transaction; Series C Participating Preferred Stock. On or about May 19, 2003, Richemont sold to Chelsey all of Richemont's securities in the Company consisting of 29,446,888 shares of Common Stock and 1,622,111 shares of Series B Participating Stock (the Common Stock, together with the Participating Preferred Stock, the "Shares") for a purchase price equal to $40 million. The Company was not a party to such transaction. On November 30, 2003, the Company consummated a transaction with Chelsey (the "Recapitalization") in which the Company exchanged 564,819 shares of a newly issued Series C Participating Preferred Stock and 81,857,833 shares of newly issued Common Stock for the 1,622,111 shares of Series B Participating Preferred Stock then held by Chelsey, reconstituted the Board of Directors of the Company and settled certain outstanding litigation between the Company and Chelsey. The Company filed a certificate in Delaware eliminating the Series B Participating Preferred Stock from its Certificate of Incorporation. Immediately prior to the consummation of the transaction, Chelsey was the holder of 29,446,888 shares of Common Stock and 1,622,111 shares of Series B Participating Preferred Stock having 10 votes per share. Thus, based on 138,315,800 shares of Common Stock outstanding immediately prior to the consummation of the transaction, Chelsey was the beneficial owner of approximately 21.2% of the Company's outstanding Common Stock and 29.5% of the Company's outstanding voting securities. Immediately after the consummation of the transaction, Chelsey was the holder of 111,304,721 shares of Common Stock (representing approximately 50.6% of the outstanding common shares) and 564,819 shares of the 100 votes per share Series C Participating Preferred Stock. Thus, based on 220,173,633 shares of Common Stock and 564,819 shares of Series C Participating Preferred Stock outstanding immediately after the consummation of the transaction, Chelsey was entitled to cast 167,786,621 votes on all matters on which the stockholders vote, or approximately 60.6% of the total number of votes entitled to be cast. The terms and conditions of the

Recapitalization were set forth in a Recapitalization Agreement, dated as of November 18, 2003, between the Company, Regan Partners and Chelsey (see Note 8 of the Company's Consolidated Financial Statements). In connection with the Recapitalization, the Company also entered into a registration rights agreement with Chelsey and Stuart Feldman and a corporate governance agreement with Chelsey and Regan Partners and Chelsey and Regan Partners entered into a voting agreement (see "Item 10. Directors and Executive Officers of the Registrant").

     On November 30, 2003, as part of the Recapitalization, the Company issued to Chelsey 564,819 shares of Series C Participating Preferred Stock. The Series C Participating Preferred Stock has a par value of $0.01 per share. The holders of the Series C Participating Preferred Stock are entitled to one hundred votes per share on any matter on which the Common Stock votes and are entitled to one hundred votes per share plus that number of votes as shall equal the dollar value of any accrued, unpaid and compounded dividends with respect to such share. The holders of the Series C Participating Preferred Stock are also entitled to vote as a class on any matter that would adversely affect such Series C Participating Preferred Stock. In addition, in the event that the Company defaults on its obligations under the Certificate of Designations, the Recapitalization Agreement or the Congress Credit Facility, then the holders of the Series C Participating Preferred Stock, voting as a class, shall be entitled to elect twice the number of directors as comprised the Board of Directors on the default date, and such additional directors shall be elected by the holders of record of Series C Participating Preferred Stock as set forth in the Certificate of Designations.

     In the event of the liquidation, dissolution or winding up of the Company, the holders of the Series C Participating Preferred Stock are entitled to a liquidation preference of $100 per share or an aggregate amount of $56,481,900.

     Commencing January 1, 2006, dividends will be payable quarterly on the Series C Participating Preferred Stock at the rate of 6% per annum, with the preferred dividend rate increasing by 1 1/2% per annum on each anniversary of the dividend commencement date until redeemed. At the Company's option, in lieu of cash dividends, the Company may instead elect to cause accrued and unpaid dividends to compound at a rate equal to 1% higher than the applicable cash dividend rate. The Series C Participating Preferred Stock is entitled to participate ratably with the Common Stock on a share for share basis in any dividends or distributions paid to or with respect to the Common Stock. The right to participate has anti-dilution protection. The Company's credit agreement with Congress Financial Corporation currently prohibits the payment of dividends.

     The Series C Participating Preferred Stock may be redeemed in whole and not in part, except as set forth below, at the option of the Company at any time for the liquidation preference and any accrued and unpaid dividends (the "Redemption Price"). The Series C Participating Preferred Stock will be redeemed by the Company on January 1, 2009 (the "Mandatory Redemption Date") for the Redemption Price. If the Series C Participating Preferred Stock is not redeemed on or before the Mandatory Redemption Date, or if other mandatory redemptions are not made, the Series C Participating Preferred Stock will be entitled to elect one-half ( 1/2) of the Company's Board of Directors. Notwithstanding the foregoing, the Company will redeem the maximum number of shares of Series C Participating Preferred Stock as possible with the net proceeds of certain asset and equity sales not required to be used to repay Congress Financial Corporation pursuant to the terms of the 19th Amendment to the Loan and Security Agreement with Congress Financial Corporation (as modified by the 29th Amendment to the Loan and Security Agreement), and Chelsey will be required to accept such redemptions.

     Pursuant to the terms of the Certificate of Designations of the Series C Preferred Stock, the Company's obligation to pay dividends on or redeem the Series C Participating Preferred Stock is subject to its compliance with its agreements with Congress.

     Because its Series B Participating Preferred Stock was mandatorily redeemable and thus accounted for as a liability, the Company accounted for the exchange of 1,622,111 outstanding shares of its Series B Preferred Stock held by Chelsey for the issuance of 564,819 shares of newly-created Series C Participating Preferred Stock and 81,857,833 additional shares of Common Stock of the Company to Chelsey in accordance with SFAS No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructuring." As such, the $107.5 million carrying value of the Series B Participating Preferred Stock as of the consummation date of the exchange was compared with the fair value of the Common Stock of approximately $19.6 million issued to

Chelsey as of the consummation date and the total maximum potential cash payments of approximately $72.7 million that could be made pursuant to the terms of the Series C Participating Preferred Stock. Since the carrying value, net of issuance costs of approximately $1.3 million, exceeded these amounts by approximately $13.9 million, pursuant to SFAS No. 15, such excess was determined to be a "gain" and the Series C Participating Preferred Stock was recorded at the amount of total potential cash payments (including dividends and other contingent amounts) that could be required pursuant to its terms. Since Chelsey was a significant stockholder at the time of the exchange and, as a result, a related party, the "gain" was recorded in equity.

     General. At December 27, 2003, the Company had $2.3 million in cash and cash equivalents compared with $0.8 million at December 28, 2002. Working capital and current ratio at December 27, 2003 were $(2.0) million and 0.97 to
1. Total cumulative borrowings, including financing under capital lease obligations and excluding the Series C Participating Preferred Stock, as of December 27, 2003, aggregated $22.5 million, $9.0 million of which is classified as long-term. Remaining availability under the Congress Credit Facility as of December 27, 2003 was $9.9 million. The liquidation preference relating to the Series C Participating Preferred Stock as of December 27, 2003 was $56.5 million. There were nominal capital commitments (less than $0.2 million) at December 27, 2003.

EMPLOYEES

     As of December 27, 2003, the Company employed approximately 1,722 people on a full-time basis and approximately 192 people on a part-time basis. The number of part-time employees at December 27, 2003 reflects a temporary increase in headcount necessary to fill the seasonal increase in orders during the holiday season. Approximately 209 of the Company's employees at one of its subsidiaries are represented by a union. The Company entered into a new agreement with The Union of Needletrades, Industrial and Textile Employees (UNITE!) in March 2003, which expires on February 26, 2006. The Company believes its relations with its employees are good.

     During the fiscal year ended December 27, 2003, the Company eliminated a total of approximately 39 FTE positions, including approximately two positions at or above the level of director, which included open positions that were eliminated. The Company made prospective payments to separated employees either weekly or bi-weekly, based upon each person's previous payment schedule.

SEASONALITY

     The Company does not consider its business seasonal. The revenues and business for the Company are proportionally consistent for each quarter during a fiscal year. The percentage of annual revenues for the first, second, third and fourth quarters recognized by the Company were as follows: 2003 -- 24.7%, 25.5%, 23.3% and 26.5%; 2002 -- 23.9%, 24.9%, 23.2% and 28.0%; and 2001 -- 27.1%,
25.1%, 22.1% and 25.7%.

COMPETITION

     The Company believes that the principal bases upon which it competes in its direct commerce business are quality, value, service, proprietary product offerings, catalog design, web site design, convenience, speed and efficiency. The Company's catalogs compete with other mail order catalogs, both specialty and general, and retail stores, including department stores, specialty stores and discount stores such as JC Penney, Spiegel and Pottery Barn, among catalogs, and JC Penney, Target, Bed, Bath & Beyond and Bloomingdale's, among brick and mortar stores. Competitors also exist in each of the Company's catalog specialty areas of women's apparel, home fashions, men's apparel and gifts such as J.Crew, Jockey, Calvin Klein, 2xist, Joe Boxer, Blair menswear and Bachrach, in the men's apparel category, Lane Bryant, Roaman's and Jessica London in the women's apparel category, and Linen Source, Pottery Barn and BrylaneHome in the home fashions category. The Gump's store in San Francisco competes with Neiman Marcus, Tiffany, Horchow, Williams Sonoma and Crate & Barrel. A number of the Company's competitors have substantially greater financial, distribution and marketing resources than the Company.

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

     The Company believes that the principal bases upon which it competes in its business-to-business sector are value, service, flexibility, scalability, convenience and efficiency. The Company's third party fulfillment business competes with Clientlogic, NewRoads, and National Fulfillment Services, among others. A number of the Company's competitors have substantially greater financial, distribution and marketing resources than the Company.

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

GOVERNMENT REGULATION

     The Company is subject to Federal Trade Commission regulations governing its advertising and trade practices, Consumer Product Safety Commission regulations governing the safety of the products it sells and other regulations relating to the sale of merchandise to its customers. The Company is also subject to the Department of Treasury -- Customs regulations with respect to any goods it directly imports.

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

     On November 11, 2002, the Company received a letter dated November 8, 2002 from the Exchange updating its position regarding the Company's compliance with certain of the Exchange's continued listing standards as set forth in Part 10 of the Exchange's Company Guide. Although the Company had been making favorable progress in satisfying the Exchange's guidelines for continued listing based on its compliance with the steps of its strategic business realignment program shared with the Exchange in 2001 and updated in 2002, the Exchange informed the Company that it had now become strictly subject to the procedures and requirements of Part 10 of the Company Guide. Specifically, the Company must not fall below the requirements of : (i) Section 1003(a)(i) with shareholders' equity of less than $2,000,000 and losses from continuing operations and/or net losses in two out of its three most recent fiscal years; (ii) Section 1003(a)(ii) with shareholders' equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of its four most recent fiscal years; and (iii) Section 1003(a)(iii) with shareholders' equity of less than $6,000,000 and losses from continuing operations and/or net losses in its five most recent fiscal years. The Exchange requested that the Company submit a plan to the Exchange by December 11, 2002, advising the Exchange of action it has taken, or will take, that would bring it into compliance with the continued listing standards by December 28,

2003. The Company submitted a plan to the Exchange on December 11, 2002 in an effort to maintain the listing of the Company's common stock on the Exchange.

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

ITEM 2.  PROPERTIES

     The Company's subsidiaries own and operate the following properties:

     - A 775,000 square foot warehouse and fulfillment facility located in Roanoke, Virginia;

     - A 48,000 square foot administrative and telemarketing facility located in LaCrosse, Wisconsin; and

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

     In addition, the Company or its subsidiaries lease the following properties:

     - An 85,000 square foot building formerly used as corporate headquarters and administrative offices located in Weehawken, New Jersey under a 15-year lease expiring in May 2005, of which approximately 37,000 square feet are occupied by the Company, approximately 18,000 square feet are subleased, and the remaining 30,000 square feet are available for sublease;

     - A 28,700 square foot corporate headquarters and administrative offices located in Edgewater, New Jersey under a lease expiring in May 2005, of which approximately 16,000 square feet is occupied by the Company, approximately 2,600 square feet are subleased, and the remaining 10,100 square feet are available for sublease;

     - Six properties currently or formerly used as outlet stores located in California, Pennsylvania and Wisconsin having approximately 55,400 square feet of space in the aggregate, with leases running through December 2005. The two retail stores in California have been closed. The Company currently subleases the 6,200 square feet of space in San Diego. The Los Angeles store lease expired in August 2003;

     - A 65,100 square foot retail and office facility which includes the Gump's retail store in San Francisco, California under two leases that expire during April 2010, of which approximately 37,800 square feet are occupied by the Company, approximately 9,100 square feet are subleased, and the remaining 18,200 square feet are available for sublease. In addition the Company has leased 2,400 square feet of storage space relating to the Gump's retail store, expiring March 2008;

     - A 185,000 square foot warehouse and fulfillment facility located in LaCrosse, Wisconsin under a lease expiring in December 2004; and

     - A 117,900 square foot telemarketing, customer service and administrative facility located in Hanover, Pennsylvania, under a lease that was extended during 2002 and that now expires on December 31, 2004.

     Additionally, the Company utilizes a temporary storage facility of 72,000 square feet under a lease expiring September 30, 2004 in Roanoke, Virginia to house merchandise during the holiday selling period and leases an additional satellite telemarketing facility of 11,000 square feet in York, Pennsylvania under a lease expiring July 31, 2006. The Company also leases a 34,000 square foot facility used for storage under a lease expiring August 31, 2004 in La Crosse, Wisconsin. In addition, the Company leases a 30,000 square foot administrative facility in San Diego, California under a lease expiring February 28, 2005. On February 28, 2002, the Company terminated the telemarketing operations conducted at such facility. Currently, the Company occupies approximately 16,000 square feet, approximately 12,000 square feet are subleased, and the remaining 2,000 square feet are available for sublease.

     On May 3, 2001, the Company sold its 277,500 square foot warehouse and fulfillment facility in Hanover, Pennsylvania (the "Kindig Lane Property") and certain equipment located therein for $4.7 million to an unrelated third party. The Company continued to use the Kindig Lane Property under a month-to-month lease agreement with the third party, the term of the last month to expire on April 4, 2003. Effective March 31, 2003, the Company closed its Kindig Lane facility and moved its remaining operations there to the Company's facility in Roanoke, Virginia.

ITEM 3.  LEGAL PROCEEDINGS

     A class action lawsuit was commenced on March 3, 2000 entitled Edwin L. Martin v. Hanover Direct, Inc. and John Does 1 through 10, bearing case no. CJ2000-177 in the State Court of Oklahoma (District Court in and for Sequoyah County). Plaintiff commenced the action on behalf of himself and a class of persons who have at any time purchased a product from the Company and paid for an "insurance charge." The complaint sets forth claims for breach of contract, unjust enrichment, recovery of money paid absent consideration, fraud and a claim under the New Jersey Consumer Fraud Act. The complaint alleges that the Company charges its customers for delivery insurance even though, among other things, the Company's common carriers already provide insurance and the insurance charge provides no benefit to the Company's customers. Plaintiff also seeks a declaratory judgment as to the validity of the delivery insurance. The damages sought are (i) an order directing the Company to return to the plaintiff and class members the "unlawful revenue" derived from the insurance charges,
(ii) declaring the rights of the parties, (iii) permanently enjoining the Company from imposing the insurance charge, (iv) awarding threefold damages of less than $75,000 per plaintiff and per class member, and (v) attorneys' fees and costs. On April 12, 2001, the Court held a hearing on plaintiff's class certification motion. Subsequent to the April 12, 2001 hearing on plaintiff's class certification motion, plaintiff filed a motion to amend the definition of the class. On July 23, 2001, plaintiff's class certification motion was granted, defining the class as "All persons in the United States who are customers of any catalog or catalog company owned by Hanover Direct, Inc. and who have at any time purchased a product from such company and paid money that was designated to be an "insurance" charge. On August 21, 2001, the Company filed an appeal of the order with the Oklahoma Supreme Court and subsequently moved to stay proceedings in the district court pending resolution of the appeal. The appeal has been fully briefed. At a subsequent status hearing, the parties agreed that issues pertaining to notice to the class would be stayed pending resolution of the appeal, that certain other issues would be subject to limited discovery, and that the issue of a stay for any remaining issues would be resolved if and when such issues arise. On January 20, 2004, the plaintiff filed a motion for oral argument with the Court. The Company believes it has defenses against the claims and plans to conduct a vigorous defense of this action.

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

     A class action lawsuit was commenced on February 13, 2002 entitled Jacq Wilson, suing on behalf of himself, all others similarly situated, and the general public v. Brawn of California, Inc. dba International Male and Undergear, and Does 1-100 ("Brawn") in the Superior Court of the State of California, City and County of San Francisco. Does 1-100 are internet and catalog direct marketers offering a selection of men's clothing, sundries, and shoes who advertise within California and nationwide. The complaint alleges that for at least four years, members of the class have been charged an unlawful, unfair, and fraudulent insurance fee and tax on orders sent to them by Brawn; that Brawn was engaged in untrue, deceptive and misleading advertising in that it was not lawfully required or permitted to collect insurance, tax and sales tax from customers in California; and that Brawn has engaged in acts of unfair competition under the state's Business and Professions Code. Plaintiff and the class seek (i) restitution and disgorgement of all monies wrongfully collected and earned by Brawn, including interest and other gains made on account of these practices, including reimbursement in the amount of the insurance, tax and sales tax collected unlawfully, together with interest, (ii) an order enjoining Brawn from charging customers insurance and tax on its order forms and/or from charging tax on the delivery, shipping and insurance charges, (iii) an order directing Brawn to notify the California State Board of Equalization of the failure to pay the correct amount of tax to the state and to take appropriate steps to provide the state with the information needed for audit, and (iv) compensatory damages, attorneys' fees, pre-judgment interest, and costs of the suit. The claims of the individually named plaintiff and for each member of the class amount to less than $75,000. On April 15, 2002, the Company filed a Motion to Stay the Wilson action in favor of the previously filed Martin action. On May 14, 2002, the Court denied the Motion to Stay. The Wilson case proceeded to trial before the Honorable Diane Elan Wick of the Superior Court of California for the County of San Francisco, and the Judge, sitting without a jury, heard evidence from April 15-17, 2003. On November 25, 2003, the Court, after hearing evidence and considering post-trial submissions from the parties, entered judgment in plaintiff's favor, requiring Brawn to refund insurance fees collected from consumers for the period from February 13, 1998 through January 15, 2003 with interest from the date paid by June 30, 2004. Plaintiff did not prevail on the tax issues. The trial court reserved the issue of whether plaintiff's counsel was entitled to attorney's fees and, if so, in what amount. On January 12, 2004, plaintiff filed a motion requesting approximately $740,000 in attorneys' fees and costs. On February 27, 2004, the Company filed its response to that motion. Plaintiff filed a reply brief on March 13, 2004. A hearing was held on plaintiff's motion on March 18, 2004. The Company expects that the judge may rule on that motion before the end of May, 2004. The Company has appealed the trial court's decision on the merits of the insurance fees issue and plans to conduct a vigorous defense of this action including contesting plaintiff's counsel's entitlement to the fees and costs requested. The Company's opening brief in the Court of Appeals will be due on May 17, 2004. The potential estimated exposure is in the range of $0 to $4.0 million. Based upon the Company's policy of evaluating accruals for legal liabilities, the Company has not established a reserve due to management determining that it is not probable that an unfavorable outcome will result. See Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations for more information regarding the Company's accrued liabilities policy.

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

Division. The plaintiff brings the action individually and on behalf of a class of all persons and entities in New Jersey who purchased merchandise from Hanover within six years prior to filing of the lawsuit and continuing to the date of judgment. On the basis of a purchase made by plaintiff in August, 2002 of certain clothing from Hanover (which was from a men's division catalog, the only ones which retained the insurance line item in 2002), Plaintiff claims that for at least six years, Hanover maintained a policy and practice of adding a charge for "insurance" to the orders it received and concealed and failed to disclose its policy with respect to all class members. Plaintiff claims that Hanover's conduct was (i) in violation of the New Jersey Consumer Fraud Act, as otherwise deceptive, misleading and unconscionable; (ii) such as to constitute Unjust Enrichment of Hanover at the expense and to the detriment of plaintiff and the class; and (iii) unconscionable per se under the Uniform Commercial Code for contracts related to the sale of goods. Plaintiff and the class seek damages equal to the amount of all insurance charges, interest thereon, treble and punitive damages, injunctive relief, costs and reasonable attorneys' fees, and such other relief as may be just, necessary, and appropriate. On December 13, 2002, the Company filed a Motion to Stay the Morris action in favor of the previously filed Martin action. Plaintiff then filed an Amended Complaint adding International Male as a defendant. Hearing on the motion to stay took place on June 5, 2003. The Court granted the Company's Motions to Stay the action and the case was stayed first until December 31, 2003 and subsequently until March 31, 2004. The Company plans to conduct a vigorous defense of this action.

     On June 28, 2001, Rakesh K. Kaul, the former President and Chief Executive Officer of Hanover Direct, Inc., a Delaware corporation (the "Company"), filed a five-count complaint (the "Complaint") in New York State Court against the Company, seeking damages and other relief arising out of his separation of employment from the Company, including severance payments of $2,531,352 plus the cost of employee benefits, attorneys' fees and costs incurred in connection with the enforcement of his rights under his employment agreement with the Company, payment of $298,650 for 13 weeks of accrued and unused vacation, damages in the amount of $3,583,800, or, in the alternative, a declaratory judgment from the court that he is entitled to all change of control benefits under the "Hanover Direct, Inc. Thirty-Six Month Salary Continuation Plan," and damages in the amount of $1,396,066 or $850,000 due to the Company's purported breach of the terms of the "Long-Term Incentive Plan for Rakesh K. Kaul" by failing to pay him a "tandem bonus" he alleges was due and payable to him within the 30 days following his resignation. The Company removed the case to the U.S. District Court for the Southern District of New York on July 25, 2001. Mr. Kaul filed an Amended Complaint ("Amended Complaint") in the U.S. District Court for the Southern District of New York on September 18, 2001. The Amended Complaint repeats many of the claims made in the original Complaint and adds ERISA claims.

     On October 11, 2001, the Company filed its Answer, Defenses and Counterclaims to the Amended Complaint, denying liability under each and every of Mr. Kaul's causes of action, challenging all substantive assertions, raising several defenses and stating nine counterclaims against Mr. Kaul. The counterclaims include (1) breach of contract; (2) breach of the Non-Competition and Confidentiality Agreement with the Company; (3) breach of fiduciary duty;
(4) unfair competition; and (5) unjust enrichment. The Company seeks damages, including, without limitation, the $341,803 in severance pay and car allowance Mr. Kaul received following his resignation, $412,336 for amounts paid to Mr. Kaul for car allowance and related benefits, the cost of a long-term disability policy, and certain payments made to personal attorneys and consultants retained by Mr. Kaul during his employment, $43,847 for certain services the Company provided and certain expenses the Company incurred, relating to the renovation and leasing of office space occupied by Mr. Kaul's spouse at 115 River Road, Edgewater, New Jersey, the Company's current headquarters, $211,729 on a tax loan to Mr. Kaul outstanding since 1997 and interest, compensatory and punitive damages and attorneys' fees. The Company moved to amend its counterclaims, and the parties each moved for summary judgment.

     The Company sought summary judgment: dismissing Mr. Kaul's claim for severance under his employment agreement on the ground that he failed to provide the Company with a general release of, among other things, claims for change of control benefits; dismissing Mr. Kaul's claim for attorneys' fees on the grounds that they are not authorized under his employment agreement; dismissing Mr. Kaul's claims related to change in control benefits based on an administrative decision that he is not entitled to continued participation in the plan or to future benefits thereunder; dismissing Mr. Kaul's claim for a tandem bonus payment on the ground that no payment is owing; dismissing Mr. Kaul's claim for vacation payments based on

Company policy regarding carry over vacation; and seeking judgment on the Company's counterclaim for unjust enrichment based on Mr. Kaul's failure to pay under a tax note. Mr. Kaul seeks summary judgment: dismissing the Company's defenses and counterclaims relating to a release on the grounds that he tendered a release or that the Company is estopped from requiring him to do so; dismissing the Company's defenses and counterclaims relating to his alleged violations of his non-compete and confidentiality obligations on the grounds that he did not breach the obligations as defined in the agreement; and dismissing the Company's claims based on his alleged breach of fiduciary duty, including those based on his monthly car allowance payments and the leased space to his wife, on the grounds that he was entitled to the car payments and did not involve himself in or make misrepresentations in connection with the leased space. The Company has concurrently moved to amend its Answer and Counterclaims to state a claim that it had cause for terminating Mr. Kaul's employment based on, among other things, after acquired evidence that Mr. Kaul received a monthly car allowance and other benefits totaling $412,336 that had not been authorized by the Company's Board of Directors and that his wife's lease and related expense was not properly authorized by the Company's Board of Directors, and to clarify or amend the scope of the Company's counterclaims for reimbursement.

     On January 7, 2004, the parties received the decision of the Court. The Court granted summary judgment in favor of the Company dismissing Mr. Kaul's claim for severance under his employment agreement on the ground that he failed to provide the Company with a general release; granted in part the Company's motion for summary judgment on Mr. Kaul's claim for attorneys' fees, finding as a matter of law that Mr. Kaul is not entitled to fees incurred in prosecuting this lawsuit but finding an issue of fact as to the amount of reasonable fees he may have incurred in seeking advice and representation in connection with the termination of his employment; granted summary judgment in favor of the Company dismissing Mr. Kaul's claims related to change in control benefits on the grounds that Mr. Kaul's participation in the plan was properly terminated when his employment was terminated, the plan was properly terminated, and the administrator and appeals committee properly denied Mr. Kaul's claim; granted summary judgment in favor of the Company dismissing Mr. Kaul's claim for a tandem bonus payment on the ground that payment is not owed to him; granted summary judgment in part and denied summary judgment in part on Mr. Kaul's claims for vacation pay, deeming Mr. Kaul to have abandoned claims for vacation pay in excess of five weeks but finding him entitled to four weeks vacation pay based on the Company's policy and finding an issue of fact as to Mr. Kaul's claim for an additional week of vacation pay in dispute for 2000; and denied summary judgment on the Company's counterclaim for payment under a tax note based on disputed issues of fact.

     The Court dismissed the Company's affirmative defenses as largely moot and the Court granted summary judgment in favor of Mr. Kaul dismissing the Company's counterclaims relating to his non-compete and confidentiality obligations on the ground that there is no evidence of actual damage to the Company resulting from Mr. Kaul's alleged violations of those obligations; granted summary judgment in favor of Mr. Kaul on the Company's breach of contract and breach of fiduciary duty claims, including those based on his monthly car allowance payments and the leased space to his wife, on the grounds that he did not breach his fiduciary duties in accepting the car payments and would not be unjustly enriched if he kept them, and on the ground that the Company would not be able to prove fraud in connection with the leased space based on the circumstances, including Mr. Kaul's disclosures.

     The Court denied in part and granted in part the Company's motion to amend its Answer and Counterclaims. The Court denied the Company's motion for leave to state a claim that it had acquired evidence of cause for terminating Mr. Kaul's employment based on certain reimbursements on the ground that the payments were authorized, but granted the Company's motion with respect to its claim for reimbursement of amounts paid to the Internal Revenue Service ("IRS") on Mr. Kaul's behalf.

     Only three claims remain in the case: (i) Mr. Kaul's claim for attorneys' fees pursuant to Section 12 of the employment agreement; (ii) Mr. Kaul's claim for an additional week of vacation pay in the amount of approximately $11,500; and (iii) the Company's counterclaim for $211,729 plus interest it paid to the IRS on Mr. Kaul's behalf. As a result of the favorable outcome of the summary judgment decision by the District Court dismissing several of Mr. Kaul's claims, the Company reduced its legal accrual related to this case by $3.3 million in the fourth quarter. This reduction is reflected in the General and Administrative expenses on the Company's Consolidated Statements of Income
(Loss) as well as Accrued liabilities and Other non-current liabilities on the Consolidated Balance Sheets. Unless a settlement can be reached, the claim for attorneys' fees will be tried to the Court without a jury while the remaining two claims will be tried to a jury. After final judgment issues, each party will have the right to appeal any aspect of the judgment.

     In June 1994, a complaint was filed in the Supreme Court of the State of New York, County of New York, by Donald Schupak, the former President, CEO and Chairman of the Board of Directors of The Horn & Hardart Company, the corporate predecessor to the Company, against the Company and Alan Grant Quasha. The complaint asserted claims for alleged breaches of an agreement dated February 25, 1992 between Mr. Schupak and the Company (the "Agreement"), and for alleged tortious interference with the Agreement by Mr. Quasha. Mr. Schupak sought compensatory damages in an amount, which was estimated to be not more than $400,000, and punitive damages in the amount of $10 million; applicable interest, incidental and consequential damages, plus costs and disbursements, the expenses of the litigation and reasonable attorneys' fees. In addition, based on the alleged breaches of the Agreement by the Company, Mr. Schupak sought a "parachute" payment of approximately $3 million under an earlier agreement with the Company that he allegedly had waived in consideration of the Company's performance of its obligations under the Agreement. The Company filed an answer to the complaint on September 7, 1994. Discovery then commenced and documents were exchanged. Each of the parties filed a motion for summary judgment at the end of 1995, and both motions were denied in the spring of 1996. In April 1996, due to health problems then being experienced by Mr. Schupak, the Court ordered that the case be marked "off calendar" until plaintiff recovered and was able to proceed with the litigation. In September 2002, more than six years later, Mr. Schupak filed a motion to restore the case to the Court's calendar. The Company filed papers in opposition to the motion on October 10, 2002, asserting that the motion should be denied on the ground that plaintiff failed to timely comply with the terms of the Court's order concerning restoration and, alternatively, on the ground of laches. The plaintiff filed reply papers on November 4, 2002. On November 20, 2002, the court denied Mr. Schupak's motion to restore the case to the calendar as "unnecessary and moot" on the ground that the case had been improperly marked off calendar in the first instance, ruled that the case therefore remained "active," and fixed a trial date of March 4, 2003. On January 27, 2003, the parties reached agreement fully and finally settling all of Mr. Schupak's claims in consideration of a payment of $185,000 by the Company and the exchange of mutual general releases.

     The Company was named as one of 88 defendants in a patent infringement complaint filed on November 23, 2001 by the Lemelson Medical, Education & Research Foundation, Limited Partnership (the "Lemelson Foundation"). The complaint, filed in the U.S. District Court in Arizona, was not served on the Company until March 2002. In the complaint, the Lemelson Foundation accuses the named defendants of infringing seven U.S. patents, which allegedly cover "automatic identification" technology through the defendants' use of methods for scanning production markings such as bar codes. The Company received a letter dated November 27, 2001 from attorneys for the Lemelson Foundation notifying the Company of the complaint and offering a license. The Court entered a stay of the case on March 20, 2002, requested by the Lemelson Foundation, pending the outcome of a related case in Nevada being fought by bar code manufacturers. The order for the stay in the case involving the Company provides that the Company need not answer the complaint, although it has the option to do so. The Company was invited to join a common interest/joint-defense group consisting of defendants named in the complaint as well as in other actions brought by the Lemelson Foundation. The trial in the Nevada case began on November 18, 2002 and ended on January 17, 2003. On January 23, 2004, following extensive briefing by the parties, the Nevada Court entered judgment declaring that the claims of each of the patents at issue in the Nevada case, including all seven patents asserted by the Lemelson Foundation against the Company in the Arizona case, are unenforceable under the doctrine of prosecution laches, are invalid for lack of written description and enablement, and are not infringed by the bar code equipment manufacturers. Subject to the results of any appeal that may be filed by the parties to the Nevada litigation, the judgment of the Nevada court should preclude assertion of each of the affected patents against all parties, including the Company in the Arizona case. Counsel is now monitoring the Nevada and Arizona cases in order to determine a suitable moment for moving for dismissal of the Lemelson Foundation's claims. The Company has analyzed the merits of the issues raised by the complaint, notified vendors of its receipt of the complaint and letter, evaluated the merits of joining the joint-defense group, and had discussions with attorneys for the Lemelson Foundation regarding the license offer. The Company will not agree to a settlement at this time and thus has not established a reserve.

     In early March 2003, the Company learned that one of its business units had engaged in certain travel transactions that may have constituted violations under the provisions of U.S. government regulations promulgated pursuant to 50 U.S.C. App. 1-44, which proscribe certain transactions related to travel to certain countries. See Note 16 to the Company's Consolidated Financial Statements.

     On July 17, 2003, the Company filed an action in the Supreme Court of the State of New York, County of New York (Index No. 03/602269) against Richemont and Chelsey seeking a declaratory judgment as to whether Richemont improperly transferred all of Richemont's securities in the Company consisting of the Shares to Chelsey on or about May 19, 2003 and whether the Company could properly recognize the transfer of those Shares from Richemont to Chelsey under federal and/or state law. On July 29, 2003, Chelsey answered the Company's complaint, alleged certain affirmative defenses and raised three counterclaims against the Company, including Delaware law requiring the registration of the Shares, damages, including attorney's fees, for the failure to register the Shares, and tortious interference with contract. Chelsey also moved for a preliminary injunction directing the Company to register the ownership of the Shares in Chelsey's name. Chelsey later moved for summary judgment dismissing the Company's complaint. Subsequently, Chelsey moved to compel production of certain documents and for sanctions and/or costs. On August 28, 2003, Richemont moved to dismiss the Company's complaint. It subsequently filed a motion seeking sanctions and/or costs against the Company. On October 27, 2003, the Court granted Chelsey's motion for summary judgment and Richemont's motion to dismiss and ordered that judgment be entered dismissing the case in its entirety. The Court also denied Chelsey's and Richemont's motions for sanctions and Chelsey's motion to compel production of certain documents.

     On November 10, 2003, the Company signed a Memorandum of Understanding with Chelsey and Regan Partners, L.P. setting forth the agreement in principle to recapitalize the Company, reconstitute the Board of Directors and settle outstanding litigation between the Company and Chelsey. The Memorandum of Understanding had been approved by the Transactions Committee of the Board of Directors of the Company. On November 30, 2003, the Company consummated the transactions contemplated by the Recapitalization Agreement, dated as of November 18, 2003, with Chelsey and recapitalized the Company, completed the reconstitution of the Board of Directors of the Company and settled outstanding litigation between the Company and Chelsey. The transaction with Chelsey was unanimously approved by the members of the Board of Directors of the Company and the members of the Transactions Committee of the Board of Directors.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock trades on the American Stock Exchange under the symbol "HNV." The following table sets forth, for the periods shown, the high and low sale prices of the Company's Common Stock as reported on the American Stock Exchange Composite Tape. As of March 16, 2004, the Company had 220,173,633 shares of Common Stock outstanding (net of treasury shares). Of these, 111,465,621 shares were held directly or indirectly by Chelsey Direct, LLC and Stuart Feldman, 38,728,350 shares were held by Basil P. Regan or Regan Partners L.P., and 55,479 shares were held by other directors and officers of the Company. As a result, 69,924,183 shares of Common Stock were held by other public shareholders. There were approximately 3,635 holders of record of Common Stock.

                                                              HIGH     LOW
                                                              -----   -----
FISCAL 2003
  First Quarter (Dec. 29, 2002 to March 29, 2003)...........  $0.27   $0.19
  Second Quarter (March 30, 2003 to June 28, 2003)..........  $0.28   $0.18
  Third Quarter (June 29, 2003 to Sept. 27, 2003)...........  $0.29   $0.22
  Fourth Quarter (Sept. 28, 2003 to Dec. 27, 2003)..........  $0.30   $0.20
FISCAL 2002
  First Quarter (Dec. 30, 2001 to March 30, 2002)...........  $0.52   $0.36
  Second Quarter (March 31, 2002 to June 29, 2002)..........  $0.44   $0.23
  Third Quarter (June 30, 2002 to Sept. 28, 2002)...........  $0.34   $0.19
  Fourth Quarter (Sept. 29, 2002 to Dec. 28, 2002)..........  $0.28   $0.18

     The Company is restricted from paying dividends on its Common Stock or from acquiring its capital stock by certain debt covenants contained in agreements to which the Company is a party.

     Recent Sales of Unregistered Securities. On November 30, 2003, the Company consummated a transaction with Chelsey in which the Company exchanged 564,819 shares of a newly issued Series C Participating Preferred Stock and 81,857,833 shares of newly issued Common Stock for 1,622,111 shares of Series B Participating Preferred Stock then held by Chelsey. The transaction involved no cash consideration. The Company relied upon the exemption from registration of the Series C Participating Preferred Stock and the additional Common Stock provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, based upon the following facts: (i) Chelsey's representation to the Company that is was an "accredited investor" as that term is defined by Regulation D; (ii) the Company did not engage in a general solicitation or any advertising with respect to the transaction; and (iii) the transaction did not involve any "unaccredited investors" as that term is defined by Regulation D.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected financial data for each of the fiscal years indicated:

                                            2003       2002       2001       2000       1999
                                          --------   --------   --------   --------   --------
                                            (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net revenues............................  $414,874   $457,644   $532,165   $603,014   $549,852
Special charges.........................     1,308      4,398     11,277     19,126        144
Income (loss) from operations...........     6,106       (432)   (23,965)   (70,552)   (13,756)
Gain on sale of Improvements............    (1,911)      (570)   (23,240)        --         --
Gain on sale of Kindig Lane Property....        --         --     (1,529)        --         --
Gain on sale of The Shopper's Edge......        --         --         --         --     (4,343)
Gain on sale of Austad's................        --         --         --         --       (967)
Income (loss) before interest and income
  taxes.................................     8,017        138        804    (70,552)    (8,446)
Interest expense, net...................    12,088      5,477      6,529     10,083      7,338
Provision for deferred Federal income
  taxes.................................    11,300      3,700         --         --         --
Net loss................................   (15,399)    (9,130)    (5,845)   (80,800)   (16,314)
Preferred stock dividends and
  accretion.............................     7,922     15,556     10,745      4,015        634
                                          --------   --------   --------   --------   --------
Net loss applicable to common
  stockholders..........................  $(23,321)  $(24,686)  $(16,590)  $(84,815)  $(16,948)
                                          --------   --------   --------   --------   --------

PER SHARE:
Net loss per common share -- basic and
  diluted...............................  $   (.16)  $   (.18)  $   (.08)  $   (.40)  $   (.08)
                                          --------   --------   --------   --------   --------

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING (IN THOUSANDS):
Basic...................................   144,388    138,280    210,536    213,252    210,719
                                          --------   --------   --------   --------   --------
Diluted.................................   144,388    138,280    210,536    213,252    210,719
                                          --------   --------   --------   --------   --------

                                                  AS RESTATED   AS RESTATED   AS RESTATED   AS RESTATED
                                         2003        2002          2001          2000          1999
                                       --------   -----------   -----------   -----------   -----------
                                                          (IN THOUSANDS OF DOLLARS)
BALANCE SHEET DATA (END OF PERIOD):
Working (deficiency) capital.........  $ (2,012)   $    620      $  7,412      $  1,123      $ 12,788
Total assets.........................   114,796     140,100       157,661       203,019       191,419
Total debt excluding Preferred
  Stock..............................    22,510      25,129        29,710        39,036        42,835
Series A Participating Preferred
  Stock..............................        --          --            --        71,628            --
Series B Participating Preferred
  Stock..............................        --      92,379        76,823            --            --
Series C Participating Preferred
  Stock..............................    72,689          --            --            --            --
Shareholders' (deficiency) equity....   (47,508)    (58,841)      (35,728)      (24,452)       53,865

There were no cash dividends declared on the Common Stock in any of the periods presented.

     See Note 18 of Notes to Consolidated Financial Statements for more information regarding prior year restatements.

                See notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth, for the fiscal years indicated, the percentage relationship to revenues of certain items in the Company's Consolidated Statements of Income (Loss):

                                                                    FISCAL YEAR
                                                              -----------------------
                                                              2003     2002     2001
                                                              -----    -----    -----
Net revenues................................................  100.0%   100.0%   100.0%
Cost of sales and operating expenses........................   63.0     63.5     63.8
Special charges.............................................    0.3      0.9      2.1
Selling expenses............................................   24.0     23.0     26.5
General and administrative expenses.........................   10.2     11.4     10.7
Depreciation and amortization...............................    1.1      1.2      1.4
Gain on sale of Improvements................................   (0.5)    (0.1)    (4.4)
Gain on sale of Kindig Lane Property........................     --       --     (0.3)
Income (loss)before interest and income taxes...............    1.9      0.1      0.2
Interest expense, net.......................................    2.9      1.2      1.2
Provision for deferred Federal income taxes.................    2.7      0.8       --
Net loss....................................................   (3.7)%   (2.0)%   (1.1)%

EXECUTIVE SUMMARY

     Company Overview. The Company is a specialty direct marketer that markets a diverse portfolio of branded home fashions, men's and women's apparel, and gift products, through mail-order catalogs, retail stores and connected Internet Web sites directly to the consumer. The Company recognizes revenue for catalog and Internet sales upon shipment of the merchandise to customers and at the time of sale for retail sales, net of estimated returns. Postage and handling charges billed to customers are also recognized as revenue upon shipment of the related merchandise. Shipping terms for catalog and Internet sales are FOB shipping point, and title passes to the customer at the time and place of shipment. Prices for all merchandise are listed in the Company's catalogs and on its Web sites and are confirmed with the customer upon order. In addition, the Company continues to service existing third party clients with business-to-business (B-to-B) e-commerce transaction services. These services include a full range of order processing, customer care, customer information, and shipping and distribution services. Revenues from the Company's e-commerce transaction services are recognized as the related services are provided. Customers are charged on an activity unit basis, which applies a contractually specified rate according to the type of transaction service performed. The Company utilizes a fully integrated system and operations support platform initially developed to manage the Company's wide variety of catalog/Internet product offerings. This infrastructure is being utilized by the aforementioned B-to-B e-commerce transaction services on behalf of third party clients.

     Financial Overview. During fiscal 2003, the Company's major focus was on the following issues:

     - Recapitalization of the Series B Cumulative Participating Preferred Stock

     - Continued refinement of the strategic business realignment program

     - Analysis of Internet customers' origination

     - Ongoing implementation of the strategic decision to eliminate unprofitable circulation across all Brand categories

     Management's primary objective since the third quarter of 2002 has been the recapitalization of the Series B Participating Preferred Stock. The successful completion of the Chelsey transaction on November 30, 2003, which replaced the Series B Participating Preferred Stock with Series C Participating Preferred Stock and Common Stock, reduces the total amount of the repayment and extends the repayment date to

January 1, 2009. This removes the concern associated with the Company's ability to repay the Series B Participating Preferred Stock by August 31, 2005. The Recapitalization also reduced interest expense beginning in fiscal December 2003 since effective June 29, 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), required the Company to reclassify its Series B Participating Preferred Stock as a liability and reflect the accretion of the preferred stock balance as interest expense. From the period June 29, 2003 through the Recapitalization on November 30, 2003, the Company recorded $7.2 million of additional interest expense incurred on the Series B Participating Preferred Stock as a result of the implementation of SFAS 150. Due to concessions made by Chelsey and the resulting application of SFAS No. 15, interest expense will no longer prospectively be impacted by the Series B Participating Preferred Stock or Series C Participating Preferred Stock.

     The Company continues to refine and implement the strategic business realignment program, which began in December 2000. As part of this process the Company has eliminated additional director level and above management positions in a further consolidation of operations to continue the reduction of the overhead cost structure. The costs eliminated by these actions total $0.9 million annually. General and administrative expenses continued to decline in fiscal 2003 from the prior year in both dollars and as a percentage of net revenues. The Company continues to search for avenues to alleviate the long-term lease obligations related to various exited facilities. Due to the loss of sub-tenants and declining real estate values in certain areas of the country, the Company continues to increase the required reserves held for these liabilities. The negative impact of these exited properties for the fiscal year ended December 27, 2003 was $1.0 million.

     The Company has experienced tremendous growth in Internet sales. Internet sales have now reached 27.9% of combined Internet and catalog revenues for the Company's four categories for the fiscal period ended December 27, 2003 and have improved by $21.2 million or 24.2% to $108.6 million from $87.4 million in 2002. The Company is currently analyzing the extent of cannibalization of catalog sales by Internet sales. Two examples of topics being researched are (1) what is the percentage of Internet customers who received a catalog and selected the Internet as a vehicle for order placement and (2) what drew the Internet customer to the Internet Web site for non-recipients of catalogs. Acquiring customers through the Internet as opposed to mailing them a catalog results in lower overall costs and increased profitability for the Company.

     During 2002, the Company recognized the impact that unprofitable circulation was having on net income and developed a strategic plan to reduce and eliminate unprofitable circulation throughout all brands. In fiscal 2003, circulation decreased by 5.9% from the prior year. This decrease in circulation contributed to a decrease in net revenues of $42.8 million or 9.4% for the fiscal year ended December 27, 2003 from $457.6 million for the comparable period in 2002. The remaining decline was attributable to softness in demand for the Company's products, which resulted from a general deterioration in economic conditions in the United States leading to reduced consumer confidence during part of fiscal 2003.

RESULTS OF OPERATIONS

  2003 COMPARED WITH 2002

     Net Loss. The Company reported a net loss of $15.4 million or $.16 per share for the year ended December 27, 2003 compared with a net loss of $9.1 million or $.18 per share for the comparable period in the 2002 fiscal year. The per share amounts were calculated after deducting preferred dividends and accretion of $7.9 million and $15.6 million in fiscal years 2003 and 2002, respectively. The weighted average number of shares of common stock outstanding was 144,387,672 and 138,280,196 for the fiscal years ended December 27, 2003 and December 28, 2002, respectively. This increase in weighted average shares was a result of the Chelsey Recapitalization consummated on November 30, 2003 (see Notes 7 and 8 to the Company's Consolidated Financial Statements).

     The $6.3 million increase in net loss was primarily due to:

     - $7.6 million deferred Federal income tax provision incurred to increase the valuation allowance and fully reserve the remaining net deferred tax asset. Due to a number of factors, including the continued softness in the demand for the Company's products, management lowered its projections of future taxable income for fiscal years 2003 and 2004. As a result of lower projections of future taxable income, the future utilization of the Company's net operating losses were no longer "more-likely-than-not" to be achieved;

     - $7.2 million of additional interest expense incurred on the Series B Participating Preferred Stock as a result of the implementation of SFAS
       150. Effective June 29, 2003, SFAS 150 required the Company to reclassify its Series B Participating Preferred Stock as a liability and reflect the accretion of the preferred stock balance as interest expense;

     - $3.6 million unfavorable due to reduction in variable contribution associated with decline in net revenues;

     - $3.3 million favorable summary judgment ruling in the Kaul litigation causing a reversal of a substantial portion of the loss reserve related to this litigation;

     - $3.1 million favorable due to the reduction of special charges recorded;

     - $2.8 million favorable comprising continued reductions in cost of sales and operating expenses, general and administrative expenses and a decrease in depreciation and amortization;

     - $1.3 million favorable due to recognition of the deferred gain related to the June 29, 2001 sale of the Company's Improvements business; and

     - $1.6 million favorable due to the implementation of the revised vacation and sick benefit policy.

     Net Revenues. Net revenues decreased $42.8 million or 9.4% for the year ended December 27, 2003 to $414.8 million from $457.6 million for the comparable period in 2002. The decreases were due to a number of factors including softness in the economy and demand for the Company's products during the first six months of the year. In addition, the Company's strategy of reducing unprofitable circulation contributed to the decline throughout the year. Management believes that these trends will not continue in 2004. Circulation decreased by 5.9% from the prior year with continued implementation of the strategic plan of reducing unprofitable circulation. Internet sales have now reached 27.9% of combined Internet and catalog revenues for the Company's four categories and have improved by $21.2 million or 24.2% to $108.6 million from $87.4 million in 2002. Catalog sales have declined by $61.8 million or 18.1% for the year ended December 27, 2003 to $280.1 million from $341.9 million for the comparable period in 2002.

     Cost of Sales and Operating Expenses. Cost of sales and operating expenses decreased to 63.0% of net revenues for the year ended December 27, 2003 as compared with 63.5% of net revenues for the comparable period in 2002. The decrease from the prior year was caused by a reduction of total merchandise cost of 0.9% due to a more cost-efficient merchandise sourcing strategy and a decrease of 0.1% in variable order processing costs. These declines were partially offset by increased product shipping costs of 0.5% related to an increase in rates charged by third party shipping companies. Fixed distribution and telemarketing costs as a percentage of net revenues were constant between the fiscal periods 2003 and 2002.

     Special Charges. In December 2000, the Company began a strategic business realignment program that resulted in the recording of special charges for severance, facility exit costs and asset write-offs. Special charges recorded in fiscal years 2003, 2002 and 2001 relating to the strategic business realignment program were $1.3 million, $4.4 million and $11.3 million, respectively. The actions related to the strategic business realignment program were taken in an effort to direct the Company's resources primarily towards a loss reduction strategy and a return to profitability.

     In the first quarter of 2003, special charges were recorded in the amount of $0.3 million. These charges consisted primarily of additional severance costs associated with the Company's strategic business realignment program. During the second, third and fourth quarters of 2003, the Company recorded special charges of $0.2 million, $0.2 million and $0.6 million, respectively. These charges were incurred primarily to revise estimated losses related to sublease arrangements for office facilities in San Francisco, California. Increased anticipated losses on sublease arrangements for the San Francisco office space resulted from the loss of a subtenant, coupled with declining market values in that area of the country.

     Selling Expenses. Selling expenses decreased $5.7 million to $99.5 million for the year ended December 27, 2003 from $105.2 million for the comparable fiscal period in 2002. As a percentage relationship to net revenues, selling expenses increased to 24.0% of net revenues for the year ended December 27, 2003 from 23.0% for the comparable period in 2002. This increase was due primarily to a combined increase of 1.2% in postage, catalog preparation and printing costs, which was partially offset by a 0.2% decline in paper prices.

     General and Administrative Expenses. General and administrative expenses decreased by $10.2 million for the year ended December 27, 2003 over the prior year. This decrease was primarily due to reductions in incentive compensation programs of $3.5 million, a favorable summary judgment ruling in the Kaul litigation resulting in a reduction to the reserve of $3.3 million, a reduction of legal costs of $2.2 million related to the Kaul and Schupak litigation, benefits recognized from the implementation of the Company's new vacation and sick policy of $0.8 million, and payroll and other cost reductions of $0.4 million.

     Depreciation and Amortization. Depreciation and amortization decreased to 1.1% of net revenues for the year ended December 27, 2003 from 1.2% for the comparable period in 2002. The decrease was primarily due to capital expenditures that have become fully amortized.

     Income from Operations. The Company's income from operations increased $6.5 million to $6.1 million for the year ended December 27, 2003 from a loss of $0.4 million for the comparable period in 2002. The increase is principally due to reductions in special charges, general and administrative expenses, and depreciation and amortization, which were partially offset by increased costs in selling expenses.

     Gain on Sale of the Improvements Business. During fiscal 2003, the Company recognized the remaining approximately $1.9 million of deferred gain consistent with the terms of the escrow agreement relating to the Improvements sale. Effective March 28, 2003, the remaining $2.0 million escrow balance was received by the Company, thus terminating the agreement (see Note 2 to the Company's Consolidated Financial Statements).

     Interest Expense, Net. Interest expense, net increased $6.6 million to $12.1 million for the year ended December 27, 2003 from $5.5 million for the comparable period in the year 2002. The increase in interest expense is due to the recording of $7.2 million of Series B Participating Preferred Stock dividends and accretion as interest expense based upon the implementation of SFAS 150. Effective June 29, 2003, SFAS 150 required the Company to reclassify its Series B Participating Preferred Stock as a liability and reflect the accretion of the Participating Preferred stock balance as interest expense. This increase was partially offset by a $0.3 million expected refund of the March 2003 payment made on behalf of Richemont to the Internal Revenue Service relating to the increases in the liquidation preference of the Series B Participating Preferred Stock. Because SFAS 150 required the reclassification of the Series B Participating Preferred Stock to liabilities and the recording of increases in the liquidation preference as interest expense, the expected refund on Federal taxes previously paid has been treated as a decrease to interest expense. In addition to this refund, the increase in interest expense was also partially offset by a decrease in amortization of deferred financing costs relating to the Company's amendments to the Congress Credit Facility.

     Income Taxes. During the fiscal year ended December 27, 2003, the Company made a decision to fully reserve the remaining net deferred tax asset by increasing the valuation allowance via an $11.3 million deferred Federal income tax provision. During the quarter ended September 27, 2003, management lowered its projections of future taxable income for fiscal years 2003 and 2004 due to a number of factors, including the continued softness in the demand for the Company's products and the impact of the May 19, 2003 change in control (see
Note 13 to the Company's Consolidated Financial Statements).

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

     Net Revenues. Net revenues decreased $74.6 million or 14.0% for the year ended December 28, 2002 to $457.6 million from $532.2 million for the comparable period in 2001. This decrease was due in part to the sale of the Improvements business on June 29, 2001, which accounted for $34.1 million of the reduction. The discontinuance of the Domestications Kitchen & Garden, Kitchen & Home, Encore and Turiya catalogs contributed an additional $6.4 million to the reduction. Revenues for continuing businesses in fiscal year 2002 decreased by $34.1 million or 6.9%. Overall circulation for the continuing businesses decreased by 9.0% from the prior year with almost all of the decrease in the continuing revenues stemming from efforts to reduce unprofitable circulation. Internet sales have now reached 20.3% of combined internet and catalog revenues for the Company's four categories and have improved by $20.4 million or 30.4% to $87.3 million from $66.9 million in 2001, excluding sales from the Improvements business that was sold during 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities. For the year ended December 27, 2003, net cash provided by operating activities was $8.1 million. Net losses, when adjusted for depreciation, amortization and other non-cash items, resulted in $8.5 million of operating cash provided for the period. In addition, decreases, primarily in accounts receivable, prepaid catalog costs, and inventory, contributed to positive cash flow from operating activities. This positive cash flow was partially offset by funds being used to reduce accrued liabilities, accounts payable, and other long-term liabilities. The payment of compensation, severance benefits and the release of a non-cash reserve accrued as of December 28, 2002 was the primary factor causing the reduction in accrued liabilities.

     Net cash provided by investing activities. For the year ended December 27, 2003, net cash provided by investing activities was $0.1 million. This was due to proceeds received relating to the deferred gain of $2.0 million associated with the sale of the Improvements business and $0.1 million of proceeds received from the disposal of property and equipment. These receipts were offset by approximately $1.9 million of capital expenditures, consisting of upgrades to the Company's distribution and fulfillment equipment located at its Roanoke, Virginia fulfillment facility, acquisitions of telemarketing hardware and various computer hardware and software. In addition, $0.1 million of costs relating to the early release of escrow funds associated with the sale of the Improvements business also contributed to the offset of net cash provided by investing activities.

     Net cash used by financing activities. For the year ended December 27, 2003, net cash used by financing activities was $6.7 million. Payments to reduce both Congress Tranche A and Tranche B Term Loan facilities were $3.8 million. The Company also paid $0.9 million in fees to amend the Congress Credit Facility (see Note 5 to the Company's Consolidated Financial Statements) and $1.3 million in fees to enter into the Recapitalization Agreement with Chelsey (see Note 8 to the Company's Consolidated Financial Statements), as well as a payment of $0.3 million for the Company's obligation to remit withholding taxes on behalf of Richemont for estimated taxes due from the scheduled increases in Liquidation Preference on the Series B Participating Preferred Stock (see Note 7 of the Company's Consolidated Financial Statements). In addition, the Company paid $0.5 million relating to capital lease obligations. These payments were partially offset by net borrowings under the Congress revolving loan facility.

     Congress Credit Facility -- On December 27, 2003, the Company's credit facility, as amended, with Congress contained a maximum credit line, subject to certain limitations, of up to $56.5 million. In October 2003, the Company amended the Congress Credit Facility to extend the expiration thereof from January 31, 2004 to January 31, 2007. The Congress Credit Facility, as amended, comprises a revolving loan facility, a $17.5 million Tranche A Term Loan, and a $6.3 million Tranche B Term Loan. Total cumulative borrowings under the Congress Credit Facility are subject to limitations based upon specified percentages of eligible receivables and eligible inventory, and the Company is required to maintain $3.0 million of excess credit availability at all times. The Congress Credit Facility is secured by assets of the Company and places restrictions on the incurrence of additional indebtedness and on the payment of common stock dividends. As of December 27, 2003, the revolving loan facility of $9.0 million was recognized as a current liability on the Company's Consolidated Balance Sheet. On or before April 30, 2004, the Company is required to enter into a restatement of the loan agreement with Congress requiring no changes to the terms of the current agreement.

     Under the Congress Credit Facility, the Company is required to maintain minimum net worth, working capital and EBITDA as defined throughout the term of the agreement. As of December 27, 2003, the Company was not in compliance with the working capital covenant; however, it has subsequently received a waiver from Congress addressing the deficiency. The Company was in compliance with all other covenants as of December 27, 2003. There can be no assurance that Congress will waive any future non-compliance by the Company with the financial and other covenants contained in the Congress Credit Facility which could result in a default by the Company, allowing Congress to accelerate the amounts due under the facility.

     A summary of the amendments implemented during 2003 is as follows:

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

     In August 2003, the Company amended the Congress Credit Facility to make certain technical amendments thereto, including the amendment of the definition of Consolidated Net Worth and the temporary release of a $3.0 million availability reserve established thereunder. The temporary release of the $3.0 million availability reserve was removed by the end of fiscal year 2003. The amendment required the payment of fees in the amount of $165,000.

     In October 2003, the Company amended the Congress Credit Facility to extend the expiration thereof from January 31, 2004 to January 31, 2007, to reduce the amount of revolving loans available thereunder to $43.0 million, to make adjustments to the sublimits available to the various borrowers thereunder, to amend the EBITDA covenant to specify minimum levels of EBITDA that must be achieved during the Company's fiscal years ending 2004, 2005 and 2006, to permit the borrowing under certain circumstances of up to $1.0 million against certain inventory in transit to locations in the United States, and to make certain other technical amendments. The amendment required the payment of fees in the amount of $650,000.

     On November 4, 2003, the Company amended the Congress Credit Facility to change the definition of Consolidated Net Worth so as to provide that for the purposes of calculating such amount for the Company's fiscal year ending December 27, 2003, the Company's net deferred tax assets in the amount of $11.3 million that are required to be fully reserved pursuant to SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), shall be added back for the purposes of determining the Company's assets.

     On November 25, 2003, the Company amended the Congress Credit Facility to receive consent from Congress in regards to the Recapitalization Agreement with Chelsey so that the Company could exchange 1,622,111 shares of Series B Participating Preferred Stock held by Chelsey in consideration of the issuance by the Company of 564,819 shares of newly issued Series C Participating Preferred Stock and 81,857,833 shares of newly issued Common Stock to Chelsey. In addition, the Company may repurchase, redeem or retire shares of its Series C Participating Preferred Stock owned by Chelsey using a portion of the net proceeds from any asset sales consummated after the implementation of all asset sale lending adjustments. The Company also amended the Congress Credit Facility to make certain technical amendments thereto, including the amendment of the amounts of Consolidated Working Capital and Consolidated Net Worth. The amendment required the payment of fees in the amount of $150,000.

     The Company re-examined the provisions of the Congress Credit Facility and, based on EITF 95-22 and certain provisions in the credit agreement, the Company is required to reclassify its revolving loan facility from long-term to short-term debt, though the existing revolving loan facility does not mature until January 31, 2007. As a result, the Company reclassified $8.8 million as of December 28, 2002 from Long-term debt to Short-term debt and capital lease obligations that is classified as Current liabilities. See Note 18 of Notes to Consolidated Financial Statements for further discussion regarding the restatement of prior year borrowings outstanding under the Congress Credit Facility.

     As of December 27, 2003, the Company had $21.5 million of cumulative borrowings outstanding under the Congress Credit Facility, comprising $9.0 million under the Revolving Loan Facility, bearing an interest rate of 4.50%, $6.5 million under the Tranche A Term Loan, bearing an interest rate of 4.75%, and $6.0 million under the Tranche B Term Loan, bearing an interest rate of 13.0%. Of the aggregate borrowings, $12.8 million is classified as short-term with $8.7 million classified as long-term on the Company's Consolidated Balance Sheet. As of December 28, 2002, the Company had $25.1 million of borrowings outstanding under the Congress Credit Facility comprising $8.8 million under the revolving loan facility, bearing an interest rate of 4.75%, $8.5 million under the Tranche A Term Loan, bearing an interest rate of 5.0%, and $7.8 million under the Tranche B Term Loan, bearing an interest rate of 13.0%.

     The revolving loan facility bears interest at prime plus 0.5% or Eurodollar plus 2.5%, the Tranche A Term Loans bear interest at prime plus 0.75% or Eurodollar plus 3.5%, and the Tranche B Term Loans bear interest at prime plus 4.25%, but in no event less than 13.0%.

     On March 25, 2004, the Company amended the Congress Credit Facility to change the definition of Consolidated Net Worth, to amend the Consolidated Working Capital and Consolidated Net Worth covenants to specify minimum levels of Consolidated Working Capital and Consolidated Net Worth that must be maintained during each month commencing January 2004, and to amend the EBITDA covenant to specify minimum levels of EBITDA that must be achieved during the Company's fiscal years ending 2004, 2005 and 2006. The Company expects to maintain the minimum levels of these covenants in future periods. In addition, the definition of "Event of Default" was amended by replacing the Event of Default which would have occurred on the occurrence of a material adverse change in the business, assets, liabilities or condition of the Company and its subsidiaries, with an Event of Default which would occur if certain specific events, such as a decrease in consolidated revenues beyond certain specified levels or aging of inventory or accounts payable beyond certain specified levels, were to occur.

     Based on the provisions of EITF 95-22 and certain provisions in the credit agreement, the Company is required to classify its revolving loan facility as short-term debt. See Note 18 for further discussion regarding the restatement of prior year borrowings outstanding under the Congress Credit Facility.

     The Company is considering replacing the Congress Credit Facility with a new senior loan facility from a major financial institution with more favorable terms. However, there can be no assurance that such a facility will be found. The Company is also considering a sale-lease back of its principal warehouse and distribution center, the funds from which would be used to reduce the Company's debt, although no definitive agreements have been reached. There can be no assurance that the Company will engage in such a transaction.

     Achievement of the Company's strategic business realignment program is critical to the maintenance of adequate liquidity, as is compliance with the terms and provisions of the Congress Credit Facility and the Company's ability to operate effectively during the 2004 fiscal year. In the event of a softer than expected economic climate, management has available several courses of action to maintain liquidity and help maintain compliance with financial covenants, including selective reductions in catalog circulation, additional expense reductions and sales of non-core assets.

     Series C Cumulative Participating Preferred Stock. On November 30, 2003, as part of the Recapitalization, the Company issued to Chelsey 564,819 shares of Series C Participating Preferred Stock. The Series C Participating Preferred Stock has a par value of $.01 per share. The holders of the Series C Participating Preferred Stock are entitled to one hundred votes per share on any matter on which the Common Stock votes and are entitled to one hundred votes per share plus that number of votes as shall equal the dollar value of any accrued, unpaid and compounded dividends with respect to such share. The holders of the Series C Participating Preferred Stock are also entitled to vote as a class on any matter that would adversely affect such Series C Participating Preferred Stock. In addition, in the event that the Company defaults on its obligations under the Certificate of Designations, the Recapitalization Agreement or the Congress Credit Facility, then the holders of the Series C Participating Preferred Stock, voting as a class, shall be entitled to elect twice the number of directors as comprised the Board of Directors on the default date, and such additional directors shall be elected by the holders of record of Series C Participating Preferred Stock as set forth in the Certificate of Designations.

     In the event of the liquidation, dissolution or winding up of the Company, the holders of the Series C Participating Preferred Stock are entitled to a liquidation preference of $100 per share or an aggregate amount of $56,481,900.

     Commencing January 1, 2006, dividends will be payable quarterly on the Series C Participating Preferred Stock at the rate of 6% per annum, with the preferred dividend rate increasing by 1 1/2% per annum on each anniversary of the dividend commencement date until redeemed. At the Company's option, in lieu of cash dividends, the Company may instead elect to cause accrued and unpaid dividends to compound at a rate equal to 1% higher than the applicable cash dividend rate. The Series C Participating Preferred Stock is entitled to participate ratably with the Common Stock on a share for share basis in any dividends or distributions paid to or with respect to the Common Stock. The right to participate has anti-dilution protection. The Company's credit agreement with Congress currently prohibits the payment of dividends.

     The Series C Participating Preferred Stock may be redeemed in whole and not in part, except as set forth below, at the option of the Company at any time for the liquidation preference and any accrued and unpaid dividends (the "Redemption Price"). The Series C Participating Preferred Stock will be redeemed by the Company on January 1, 2009 (the "Mandatory Redemption Date") for the Redemption Price. If the Series C Participating Preferred Stock is not redeemed on or before the Mandatory Redemption Date, or if other mandatory redemptions are not made, the Series C Participating Preferred Stock will be entitled to elect one-half ( 1/2) of the Company's Board of Directors. Notwithstanding the foregoing, the Company will redeem the maximum number of shares of Series C Participating Preferred Stock as possible with the net proceeds of certain asset and equity sales not required to be used to repay Congress Financial Corporation pursuant to the terms of the 19th Amendment to the Loan and Security Agreement with Congress (as modified by the 29th Amendment to the Loan and Security Agreement), and Chelsey will be required to accept such redemptions.

     Pursuant to the terms of the Certificate of Designations of the Series C Participating Preferred Stock, the Company's obligation to pay dividends on or redeem the Series C Participating Preferred Stock is subject to its compliance with its agreements with Congress.

     Because its Series B Participating Preferred Stock was mandatorily redeemable and thus accounted for as a liability, the Company accounted for the exchange of 1,622,111 outstanding shares of its Series B Participating Preferred Stock held by Chelsey for the issuance of 564,819 shares of newly-created Series C Participating Preferred Stock and 81,857,833 additional shares of Common Stock of the Company to Chelsey in accordance with SFAS No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructuring." As such, the $107.5 million carrying value of the Series B Participating Preferred Stock as of the consummation date of the exchange was compared with the fair value of the Common Stock of approximately $19.6 million issued to Chelsey as of the consummation date and the total maximum potential cash payments of approximately $72.7 million that could be made pursuant to the terms of the Series C Participating Preferred Stock. Since the carrying value, net of issuance costs of approximately $1.3 million, exceeded these amounts by approximately $13.9 million, pursuant to SFAS No. 15, such excess was determined to be a "gain" and the Series C Participating Preferred Stock was recorded at the amount of total potential cash payments (including dividends and other contingent amounts) that could be required pursuant to its terms. Since Chelsey was a significant stockholder at the time of the exchange, and as a result, a related party, the "gain" was recorded in equity.

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

     General. At December 27, 2003, the Company had $2.3 million in cash and cash equivalents, compared with $0.8 million at December 28, 2002. Working capital and current ratio at December 27, 2003 were $(2.0) million and 0.97 to
1. Total cumulative borrowings, including financing under capital lease obligations and excluding the Series C Participating Preferred Stock, as of December 27, 2003, aggregated $22.5 million, $9.0 million of which is classified as long-term. Remaining availability under the Congress Revolving Loan Facility as of December 27, 2003 was $9.9 million. There were nominal capital commitments (less than $0.2 million) at December 27, 2003.

     Management believes that the Company has sufficient liquidity and availability under its credit agreement to fund its planned operations through at least December 25, 2004. Achievement of the cost savings and other objectives of the Company's strategic business realignment program is critical to the maintenance of adequate liquidity as is compliance with the terms and provisions of the Congress Credit Facility as mentioned in Note 5 to the Consolidated Financial Statements.

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

     On April 30, 2002, the Securities and Exchange Commission issued a proposed rule to improve the financial statement disclosure of accounting estimates and critical accounting policies used by companies in the presentation of their financial condition, changes in financial condition or results of operations. Critical accounting policies are those that are most important to the portrayal of the Company's financial condition and results of operations, and require management's most difficult, subjective or complex judgments, as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's most critical accounting policies, discussed below, pertain to revenue recognition, inventory valuation, catalog costs, reserves related to the Company's strategic business realignment program, reserves related to the Company's employee health, welfare and benefit plans, and the Company's net deferred tax asset.

     Revenue Recognition -- The Company recognizes revenue for catalog and Internet sales upon shipment of the merchandise to customers and at the time of sale for retail sales, each net of estimated returns. Postage and handling charges billed to customers are also recognized as revenue upon shipment of the related merchandise. Shipping terms for catalog and Internet sales are FOB shipping point, and title passes to the customer at the time and place of shipment. Prices for all merchandise are listed in the Company's catalogs and on Internet Web sites and are confirmed with the customer upon order. The customer has no cancellation privileges after shipment other than customary rights of return that are accounted for in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists." The Company's revenue recognition policy includes the use of estimates of the future amount of returns to be received on the current period's sales. These estimates of future returns are determined using historical measures including the amount of time between the shipment of a product and its return (return lag -- rounded up to the nearest whole week), the overall rate of return, and the average product margin associated with the returned products. Returns estimates are calculated for each catalog brand and are used to determine each individual brand's returns reserve. The Company's total returns reserve at the end of the fiscal years 2003, 2002 and 2001 was $2.2 million, $1.9 million and $2.8 million, respectively. During October 2003, the Company modified its return policy, which previously allowed unlimited returns, to limit returns to a maximum of 90 days after the sale of the merchandise. Because this policy change was recently adopted, it did not impact the Company's total returns reserve for the fiscal year ended December 27, 2003, however, it could potentially impact the Company's future financial results through a change in the Company's actual and estimated return rates. Net revenues, Cost of sales and operating expenses on the Company's Consolidated Statements of Income (Loss), as well as Accrued liabilities on the Consolidated Balance Sheets, are impacted by the returns reserve calculations.

     Inventory Valuation -- The Company's inventory valuation policy includes the use of estimates regarding the future loss on inventory that will be sold at a price less than the cost of the inventory (inventory write-downs), and the amount of freight-in expense associated with the inventory on-hand (capitalized freight). These amounts are included in Inventories, as recorded on the Company's Consolidated Balance Sheets. The Company's inventory write-downs are determined for each individual catalog brand using the estimated amount of overstock inventory that will need to be sold below cost and an estimate of the method of liquidating this inventory (each method generates a different level of cost recovery). The estimated amount of overstock inventory is determined using current and historical sales trends for each category of inventory as well as the content of future merchandise offers that will be produced by the Company. An estimate of the percentage of freight-in expense associated with each dollar of inventory received is used in calculating the amount of freight-in expense to include in the Company's inventory value. Different percentage estimates are developed for each catalog brand and for inventory purchased from foreign and domestic sources. The estimates used to determine the Company's inventory valuation affect the balance of Inventories on the Company's Consolidated Balance Sheets and Cost of sales and operating expenses on the Company's Consolidated Statements of Income (Loss).

     Catalog Costs -- An estimate of the future sales dollars to be generated from each individual catalog drop is used in the Company's catalog costs policy. The estimate of future sales is calculated for each catalog drop using historical trends for similar catalog drops mailed in prior periods as well as the overall current sales trend for the catalog brand. This estimate is compared with the actual sales generated to-date for the catalog drop to determine the percentage of total catalog costs to be classified as prepaid on the Company's Consolidated Balance Sheets. The Company's total Prepaid catalog costs at the end of fiscal years 2003, 2002 and 2001 were $11.8 million, $13.5 million and $14.6 million, respectively. Prepaid catalog costs on the Consolidated Balance Sheets and Selling expenses on the Consolidated Statements of Income (Loss) are affected by these estimates.

     Reserves related to the Company's strategic business realignment program and other Accrued Liabilities -- The reserves established by the Company related to its strategic business realignment program include estimates primarily associated with the potential subleasing of leased properties which have been vacated by the Company. The properties that have available space for subleasing as of December 27, 2003 include the corporate headquarters and administrative offices located in Weehawken, New Jersey and Edgewater, New Jersey; and the retail and office facility that includes the Gump's retail store in San Francisco, California. The overall reserves for leased properties that have been vacated by the Company are developed using estimates that include the potential ability to sublet leased but unoccupied properties, the length of time needed to obtain suitable tenants and the amount of rent to be received for the sublet. Real estate broker representations regarding current and future market conditions are sometimes used in estimating these items. Current Accrued liabilities and Other Non-current liabilities on the Company's Consolidated Balance Sheets and Special charges on the Company's Consolidated Statements of Income (Loss) are impacted by these estimates. See Note 3 and Note 4 to the Company's Consolidated Financial Statements.

     The most significant estimates involved in evaluating the Company's accrued liabilities are used in the determination of the accrual for legal liabilities. The Company accrues for loss litigation when management determines that it is probable that an unfavorable outcome will result. The Company's policy is to accrue an amount equal to the estimated potential loss and associated legal fees. For the fiscal year ended December 28, 2002, the Company used estimates to determine the accrued liability for the Rakesh Kaul case. In calculating this accrual, the Company used estimates including the likelihood that this case would reach the trial stage, the legal expenses associated with continuing this legal action, the ultimate outcome of the case, and the amounts to be awarded if the outcome was not in the Company's favor. These estimates were developed and approved by the Company's Senior Management. For the fiscal year ended December 27, 2003, the Company modified the assumptions used to calculate the estimates due to a favorable outcome at summary judgment on January 7, 2004 (see Note 16 of Notes to the Consolidated Financial Statements). An accrued liability in the amount of $0.2 million was maintained for the fiscal year ended December 27, 2003 pending the resolution of the two outstanding claims and any appeals. Accrued Liabilities on the Consolidated Balance Sheets and General and administrative expenses on the Consolidated Statements of Income (Loss) are affected by these estimates.

     Reserves related to employee health, welfare and benefit plans -- The Company maintains a self-insurance program related to losses and liabilities associated with employee health and welfare claims. Stop-loss coverage is held on both an aggregate and individual claim basis; thereby, limiting the amount of losses the Company will experience. Losses are accrued based upon estimates of the aggregate liability for claims incurred using the Company's experience patterns. General and administrative expenses on the Consolidated Statement of Income (Loss) and Accrued liabilities on the Consolidated Balance Sheet are affected by these estimates.

     Net Deferred Tax Asset -- In determining the Company's net deferred tax asset (gross deferred tax asset net of a valuation allowance and the deferred tax liability), projections concerning the future utilization of the Company's net operating loss carryforwards are employed. These projections involve evaluations of the Company's future operating plans and ability to generate taxable income, as well as future economic conditions and the Company's future competitive environment. For the year ended December 27, 2003, the carrying value of the deferred tax asset was adjusted based on a reassessment of the Company's ability to utilize certain net operating losses prior to their expiration, the Company's history of losses and continued softness in demand for the Company's products. The Deferred tax asset and Deferred tax liability on the Company's Consolidated Balance Sheets and the Provision for deferred Federal income taxes on the Company's Consolidated Statements of Income (Loss) are impacted by these projections.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred whereas, under EITF 94-3, the liability was recognized at the commitment date to an exit plan. The Company has adopted the provisions of SFAS 146 for exit or disposal activities initiated after December 31, 2002.

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

     In May 2003, the FASB issued SFAS 150. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, many of which had been previously classified as equity or between the liabilities and equity sections of the consolidated balance sheet. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of SFAS 150 and still existing at the beginning of the interim period of adoption. The Company has adopted the provisions of SFAS 150 and has been impacted by the requirement to reclassify its Series B Participating Preferred Stock as a liability as opposed to between the liabilities and equity sections of the consolidated balance sheet. Based upon the requirements set forth by SFAS 150, this reclassification was subject to implementation beginning on June 29, 2003. Upon implementation of SFAS 150, the Company has reflected the accretion of the preferred stock balance as an increase in Total Liabilities with a corresponding reduction in capital in excess of par value, because the Company has an accumulated deficit. Such accretion has been recorded as interest expense, resulting in a decrease in Net Income (Loss) and Comprehensive Income (Loss) of $7.6 million for the 52- weeks ended December 27, 2003. In addition, based upon the Company's current projections for 2003, it is estimated the Company has not incurred a tax reimbursement obligation for 2003 relating to the increases in the Liquidation Preference of the Series B Participating Preferred Stock and has filed for a refund of the $0.3 million Federal tax payment made in March 2003. Due to the SFAS 150 requirements to reclassify the Series B Participating Preferred Stock to liabilities and to record the accretion of the preferred stock balance as interest expense, the refund has been treated as a decrease to interest expense on the Consolidated Statements of Income (Loss) and an increase of Capital in excess of par value on the Consolidated Balance Sheets. Net Income (Loss) Applicable to Common Shareholders and Net Income (Loss) Per Common Share remains unchanged in comparison with the Company's classification of the instrument prior to June 29, 2003. In addition, there is no cumulative effect of a change in accounting principle as a result of the implementation of SFAS 150. As of December 27, 2003, the implementation of SFAS 150 has increased Total Liabilities by approximately $72.7 million. Shareholders' Deficiency remained unchanged since the balance had previously been classified between Total Liabilities and Shareholders' Deficiency on the Consolidated Balance Sheet. The classification of the Series C Participating Preferred Stock as a liability under SFAS 150 should not change its classification as equity under state law.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

     The Company has entered into no "off-balance sheet arrangements" within the meaning of the Securities Exchange Act of 1934, as amended, and the rules thereunder other than operating leases, which are in the normal course of business.

     Provided below is a tabular disclosure of contractual obligations as of December 27, 2003 (in thousands), as required by Item 303(a)(5) of SEC Regulation S-K. In addition to obligations recorded on the Company's Consolidated Balance Sheets as of December 27, 2003, the schedule includes purchase obligations, which are defined as legally binding and enforceable agreements to purchase goods or services that specify all significant terms (quantity, price, and timing of transaction).

                             PAYMENT DUE BY PERIOD

                                                       LESS THAN                           MORE THAN
CONTRACTUAL OBLIGATIONS                      TOTAL      1 YEAR     1-3 YEARS   3-5 YEARS    5 YEARS
-----------------------                     --------   ---------   ---------   ---------   ---------
Debt Obligations(a).......................  $ 21,478    $12,789     $ 8,689     $   --      $    --
Total Minimum Lease Payments Under Capital
  Lease Obligations(b)....................     1,104        734         366          4           --
Operating Lease Obligations(b)............    16,219      5,397       4,956      3,724        2,142
Operating Lease
  Obligations -- Restructuring/
  Discontinued Operations(b)..............     9,682      3,424       3,083      2,005        1,170
Purchase Obligations(c)...................     3,386      1,882       1,504         --           --
Other Long-Term Liabilities Reflected on
  the Registrant's Balance Sheet under
  GAAP(d).................................    72,689         --          --         --       72,689
                                            --------    -------     -------     ------      -------
Total.....................................  $124,558    $16,522     $26,302     $5,733      $76,001
                                            ========    =======     =======     ======      =======

---------------

(a)  As disclosed in Note 5 to the Company's Consolidated Financial Statements.

(b)  As disclosed in Note 14 to the Company's Consolidated Financial Statements.

(c) The Company's purchase obligations consist primarily of a total commitment of approximately $960,000 to purchase telecommunication services during the period from October 1, 2003 through March 31, 2004, of which approximately $460,000 had been fulfilled as of December 27, 2003; a total commitment of $2,000,000 to purchase telecommunication services during the period from May 1, 2004 through April 30, 2006; a total commitment of approximately $487,000 to purchase catalog photography services during the period from September 11, 2003 through September 10, 2005, of which approximately $39,000 had been fulfilled as of December 27, 2003, and of which approximately $277,000 should be fulfilled during fiscal 2004 and the remaining $171,000 fulfilled by September 10, 2005; a total commitment of $375,000 for list processing services representing the maximum exposure for a service contract which requires a three-month notice of termination for services costing $125,000 per month; and several commitments totaling approximately $151,000 for various consulting services to be provided during the period April 2003 through July 2004, of which approximately $88,000 had been fulfilled as of December 27, 2003.

(d) Represents Series C Participating Preferred Stock as disclosed in Note 8 to the Company's Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

     The following statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:

     "Management believes that these trends will not continue in 2004."

     "Management believes that the Company has sufficient liquidity and availability under its credit agreement to fund its planned operations through at least December 25, 2004."

     "The Company expects to maintain the minimum levels of these covenants in future periods."

     "Achievement of the Company's strategic business realignment program is critical to the maintenance of adequate liquidity, as is compliance with the terms and provisions of the Congress Credit Facility and the Company's ability to operate effectively during the 2004 fiscal year. In the event of a softer than expected economic climate, management has available several courses of action to maintain liquidity and help maintain compliance with financial covenants, including selective reductions in catalog circulation, additional expense reductions and sales of non-core assets."

CAUTIONARY STATEMENTS

     The following material identifies important factors that could cause actual results to differ materially from those expressed in the forward-looking statements identified above and in any other forward-looking statements contained elsewhere herein:

     - A general deterioration in economic conditions in the United States leading to reduced consumer confidence, reduced disposable income and increased competitive activity and the business failure of companies in the retail, catalog and direct marketing industries. Such economic conditions leading to a reduction in consumer spending generally and in-home fashions specifically, and leading to a reduction in consumer spending specifically with reference to other types of merchandise the Company offers in its catalogs or over the Internet, or which are offered by the Company's third party fulfillment clients.

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

     - A general deterioration in economic conditions in the United States leading to key vendors and suppliers reducing or withdrawing trade credit to companies in the retail, catalog and direct marketing industries. The risk that key vendors or suppliers may reduce or withdraw trade credit to the Company, convert the Company to a cash basis or otherwise change credit terms, or require the Company to provide letters of credit or cash deposits to support its purchase of inventory, increasing the Company's cost of capital and impacting the Company's ability to obtain merchandise in a timely manner. The ability of the Company to find alternative vendors and suppliers on competitive terms if vendors or suppliers who exist cease doing business with the Company.

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

     - The inability of the Company to sell non-core or other assets due to market conditions or otherwise.

     - The inability of the Company to redeem the Series C Participating Preferred Stock.

     - The ability of the Company to maintain the listing of its Common Stock on the American Stock Exchange.

     - The continued willingness of customers to place and receive mail orders in light of worries about bio-terrorism.

     - The ability of the Company to sublease, terminate or renegotiate the leases of its vacant facilities in Weehawken, New Jersey and other locations.

     - The ability of the Company to achieve a satisfactory resolution of the various class action lawsuits that are pending against it, including the Wilson case.

     - The ability of the Company to evaluate and implement the requirements of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission thereunder, as well as recent changes to listing standards by the American Stock Exchange, in a cost effective manner.

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

     - Softness in demand for the Company's products.

     - The inability of the Company to continue to source goods from foreign sources, particularly India and Pakistan, leading to increased costs of sales.

     - The possibility that all or part of the summary judgment decision in the matter of Rakesh K. Kaul v. Hanover Direct, Inc. will be overturned on appeal.

     - Reductions in unprofitable circulation leading to loss of revenue, which is not offset by a reduction in expenses.

     - Any significant increase in the Company's return rate experience as a result of the recent change in its return policy or otherwise.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATES: The Company's exposure to market risk relates to interest rate fluctuations for borrowings under the Congress revolving credit facility and its term financing facility, which bear interest at variable rates. At December 27, 2003, outstanding principal balances under these facilities subject to variable rates of interest were approximately $15.5 million. If interest rates were to increase by one percent from current levels, the resulting increase in interest expense, based upon the amount outstanding at December 27, 2003, would be approximately $0.15 million on an annual basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- REPORT OF INDEPENDENT AUDITORS

                          INDEPENDENT AUDITORS' REPORT

     The Board of Directors and Stockholders Hanover Direct, Inc.:

     We have audited the accompanying consolidated balance sheets of Hanover Direct, Inc. and subsidiaries as of December 27, 2003 and December 28, 2002 and the related consolidated statements of income (loss), shareholders' deficiency, and cash flows for the years then ended. In connection with our audits of the 2003 and 2002 consolidated financial statements, we also have audited the 2003 and 2002 consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The 2001 financial statements and financial statement schedule of Hanover Direct, Inc. as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and financial statement schedule in their report dated March 16, 2002.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hanover Direct, Inc. and subsidiaries as of December 27, 2003 and December 28, 2002 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2003 and 2002 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As described in Note 18, the Company's consolidated balance sheet as of December 28, 2002 has been restated to classify certain debt as current.

     As discussed in Note 1 to the financial statements, the Company adopted the provisions of Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" in 2003 and of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" in 2002.

KPMG LLP

New York, NY
April 2, 2004

                          CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 27, 2003 AND DECEMBER 28, 2002

                                                                             AS RESTATED
                                                              DECEMBER 27,   DECEMBER 28,
                                                                  2003           2002
                                                              ------------   ------------
                                                               (IN THOUSANDS OF DOLLARS,
                                                                 EXCEPT SHARE AMOUNTS)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $   2,282      $     785
  Accounts receivable, net of allowance for doubtful
    accounts of $1,105 in 2003 and $1,560 in 2002...........      14,335         16,945
  Inventories...............................................      41,576         53,131
  Prepaid catalog costs.....................................      11,808         13,459
  Other current assets......................................       3,951          3,967
                                                               ---------      ---------
    Total Current Assets....................................      73,952         88,287
                                                               ---------      ---------
PROPERTY AND EQUIPMENT, AT COST:
  Land......................................................       4,361          4,395
  Buildings and building improvements.......................      18,210         18,205
  Leasehold improvements....................................      10,108          9,915
  Furniture, fixtures and equipment.........................      53,212         56,094
                                                               ---------      ---------
                                                                  85,891         88,609
  Accumulated depreciation and amortization.................     (58,113)       (59,376)
                                                               ---------      ---------
  Property and equipment, net...............................      27,778         29,233
                                                               ---------      ---------
  Goodwill, net.............................................       9,278          9,278
  Deferred tax asset........................................       2,213         12,400
  Other non-current assets..................................       1,575            902
                                                               ---------      ---------
    Total Assets............................................   $ 114,796      $ 140,100
                                                               =========      =========
                        LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
  Short-term debt and capital lease obligations.............   $  13,468      $  12,621
  Accounts payable..........................................      41,880         42,873
  Accrued liabilities.......................................      12,918         26,351
  Customer prepayments and credits..........................       5,485          4,722
  Deferred tax liability....................................       2,213          1,100
                                                               ---------      ---------
    Total Current Liabilities...............................      75,964         87,667
                                                               ---------      ---------
NON-CURRENT LIABILITIES:
  Long-term debt............................................       9,042         12,508
  Series C Participating Preferred Stock, authorized, issued and outstanding 564,819 shares at December 27, 2003;
    liquidation preference was $56,482 at December 27,
    2003....................................................      72,689             --
  Other.....................................................       4,609          6,387
                                                               ---------      ---------
    Total Non-current Liabilities...........................      86,340         18,895
                                                               ---------      ---------
    Total Liabilities.......................................     162,304        106,562
                                                               ---------      ---------
SERIES B PARTICIPATING PREFERRED STOCK, authorized, issued
  and outstanding 1,622,111 shares at December 28, 2002.....          --         92,379
                                                               ---------      ---------
SHAREHOLDERS' DEFICIENCY:
  Common Stock, $.66 2/3 par value, authorized 300,000,000
    shares; 222,294,562 shares issued and outstanding at
    December 27, 2003 and 140,336,729 shares issued and
    outstanding at December 28, 2002........................     148,197         93,625
  Capital in excess of par value............................     302,432        337,507
  Accumulated deficit.......................................    (494,791)      (486,627)
                                                               ---------      ---------
                                                                 (44,162)       (55,495)
Less:
Treasury stock, at cost (2,120,929 shares at December 27,
  2003 and December 28, 2002)...............................      (2,996)        (2,996)
Notes receivable from sale of Common Stock..................        (350)          (350)
                                                               ---------      ---------
    Total Shareholders' Deficiency..........................     (47,508)       (58,841)
                                                               ---------      ---------
    Total Liabilities and Shareholders' Deficiency..........   $ 114,796      $ 140,100
                                                               =========      =========

                See notes to Consolidated Financial Statements.

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
 FOR THE YEARS ENDED DECEMBER 27, 2003, DECEMBER 28, 2002 AND DECEMBER 29, 2001

                                                                2003        2002        2001
                                                              ---------   ---------   ---------
                                                              (IN THOUSANDS OF DOLLARS, EXCEPT
                                                                     PER SHARE AMOUNTS)
NET REVENUES................................................  $414,874    $457,644    $532,165
                                                              --------    --------    --------
OPERATING COSTS AND EXPENSES:
  Cost of sales and operating expenses......................   261,118     290,531     339,556
  Special charges...........................................     1,308       4,398      11,277
  Selling expenses..........................................    99,543     105,239     141,140
  General and administrative expenses.......................    42,080      52,258      56,727
  Depreciation and amortization.............................     4,719       5,650       7,430
                                                              --------    --------    --------
                                                               408,768     458,076     556,130
                                                              --------    --------    --------
INCOME (LOSS) FROM OPERATIONS...............................     6,106        (432)    (23,965)
  Gain on sale of Improvements..............................    (1,911)       (570)    (23,240)
  Gain on sale of Kindig Lane Property......................        --          --      (1,529)
                                                              --------    --------    --------
INCOME (LOSS) BEFORE INTEREST AND INCOME TAXES..............     8,017         138         804
  Interest expense, net.....................................    12,088       5,477       6,529
                                                              --------    --------    --------
LOSS BEFORE INCOME TAXES....................................    (4,071)     (5,339)     (5,725)
  Provision for deferred Federal income taxes...............    11,300       3,700          --
  Provision for state income taxes..........................        28          91         120
                                                              --------    --------    --------
NET LOSS AND COMPREHENSIVE LOSS.............................   (15,399)     (9,130)     (5,845)
  Preferred stock dividends.................................     7,922      15,556      10,745
                                                              --------    --------    --------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS..................  $(23,321)   $(24,686)   $(16,590)
                                                              ========    ========    ========
NET LOSS PER COMMON SHARE:
  Net loss per common share -- basic and diluted............  $   (.16)   $   (.18)   $   (.08)
                                                              ========    ========    ========
  Weighted average common shares outstanding -- basic and
     diluted (thousands)....................................   144,388     138,280     210,536
                                                              ========    ========    ========

                See notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED DECEMBER 27, 2003, DECEMBER 28, 2002 AND DECEMBER 29, 2001

                                                                2003       2002        2001
                                                              --------    -------    --------
                                                                 (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(15,399)   $(9,130)   $ (5,845)
  Adjustments to reconcile net loss to net cash provided
    (used) by operating activities:
    Depreciation and amortization, including deferred
     fees...................................................     5,715      7,203       8,112
    Provision for doubtful accounts.........................       378        304          91
    Special charges.........................................        16         18       3,254
    Provision for deferred tax..............................    11,300      3,700          --
    Gain on the sale of Improvements........................    (1,911)      (570)    (23,240)
    Gain on the sale of Kindig Lane Property................        --         --      (1,529)
    Loss (Gain) on the sale of property and equipment.......        (4)      (167)         --
    Interest expense related to Series B Participating
     Preferred Stock redemption price increase..............     7,235         --          --
    Compensation expense related to stock options...........     1,141      1,332       1,841
  Changes in assets and liabilities
    Accounts receivable.....................................     2,232      2,207       7,398
    Inventories.............................................    11,555      6,092       7,077
    Prepaid catalog costs...................................     1,651      1,161       4,456
    Accounts payable........................................      (993)    (3,475)    (12,818)
    Accrued liabilities.....................................   (13,433)     1,219     (11,117)
    Customer prepayments and credits........................       763       (421)       (300)
    Other, net..............................................    (2,173)    (4,814)      1,400
                                                              --------    -------    --------
  Net cash provided (used) by operating activities..........     8,073      4,659     (21,220)
                                                              --------    -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of property and equipment..................    (1,895)      (639)     (1,627)
    Proceeds from sale of Improvements......................     2,000        570      30,036
    Costs related to early release of escrow funds..........       (89)        --          --
    Proceeds from sale of Kindig Lane Property..............        --         --       4,671
    Proceeds from disposal of property and equipment........        78        169          --
                                                              --------    -------    --------
  Net cash provided by investing activities.................        94        100      33,080
                                                              --------    -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (payments) under Congress revolving loan
     facility...............................................       179     (4,704)     (2,189)
    Borrowings under Congress Tranche B term loan
     facility...............................................        --      3,500          --
    Payments under Congress Tranche A term loan facility....    (1,991)    (1,991)     (5,208)
    Payments under Congress Tranche B term loan facility....    (1,800)    (1,314)     (1,069)
    Payments of 7.5% convertible debentures.................        --         --        (751)
    Payments of capital lease obligations...................      (466)      (104)        (90)
    Payments of Series C Participating Preferred Stock
     financing costs........................................    (1,334)        --          --
    Payments of debt issuance costs.........................      (910)      (722)     (3,095)
    Payment of estimated Richemont tax obligation on Series
     B Participating Preferred Stock accretion..............      (347)        --          --
    Proceeds from issuance of common stock..................        --         25          --
    Series B Participating Preferred Stock transaction cost
     adjustment.............................................        --        215          --
    Other, net..............................................        (1)        --         (28)
                                                              --------    -------    --------
  Net cash used by financing activities.....................    (6,670)    (5,095)    (12,430)
                                                              --------    -------    --------
  Net increase (decrease) in cash and cash equivalents......     1,497       (336)       (570)
  Cash and cash equivalents at the beginning of the year....       785      1,121       1,691
                                                              --------    -------    --------
  Cash and cash equivalents at the end of the year..........  $  2,282    $   785    $  1,121
                                                              ========    =======    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest................................................  $  3,325    $ 3,405    $  5,286
    Income taxes............................................  $    705    $   193    $    150
  Non-cash investing and financing activities:
    Series B Participating Preferred Stock redemption price
     increase...............................................  $  7,575    $15,556    $     --
    Redemption of Series B Participating Preferred Stock....  $107,536    $    --    $     --
    Stock dividend and accretion of Series A Cumulative
     Participating Preferred Stock..........................  $     --    $    --    $ 10,745
    Redemption of Series A Cumulative Participating
     Preferred Stock and Accrued Stock Dividends............  $     --    $    --    $ 82,390
    Issuance of Series B Participating Preferred Stock......  $     --    $    --    $ 76,823
    Issuance of Series C Participating Preferred Stock......  $ 72,689    $    --    $     --
    Gain on issuance of Series C Participating Preferred
     Stock..................................................  $ 13,867    $    --    $     --
    Tandem share expirations................................  $     --    $    55    $    719
    Capital lease obligations...............................  $  1,459    $    32    $      9

                See notes to Consolidated Financial Statements.

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
 FOR THE YEARS ENDED DECEMBER 27, 2003, DECEMBER 28, 2002 AND DECEMBER 29, 2001

                                                                                                              NOTES
                                            COMMON STOCK                                                    RECEIVABLE
                                         $.66 2/3 PAR VALUE     CAPITAL                   TREASURY STOCK    FROM SALE
                                         ------------------   IN EXCESS OF    ACCUM.     ----------------   OF COMMON
                                         SHARES     AMOUNT     PAR VALUE     (DEFICIT)   SHARES   AMOUNT      STOCK       TOTAL
                                         -------   --------   ------------   ---------   ------   -------   ----------   --------
                                                                   (IN THOUSANDS OF DOLLARS AND SHARES)
BALANCE AT DECEMBER 30, 2000...........  214,425   $142,951     $307,595     $(471,651)    (729)  $(2,223)   $(1,124)    $(24,452)
                                         =======   ========     ========     =========   ======   =======    =======     ========
Net loss applicable to common
  shareholders.........................                                        (16,590)                                   (16,590)
Preferred Stock accretion..............                           (2,129)        2,129                                         --
Preferred Stock dividend...............                           (8,615)        8,615                                         --
Stock options expensed.................                            1,841                                                    1,841
Issuance of Common Stock for employee
  stock plan...........................       10          7           (5)                                                       2
Tandem share expirations...............                                                  (1,530)     (719)       719           --
Retirement of Treasury Shares..........                                                     158        --                      --
Series B Participating Preferred Stock
  issuance costs.......................                           (2,095)                                                  (2,095)
Conversion to Preferred Stock..........  (74,098)   (49,400)      54,966                                                    5,566
                                         -------   --------     --------     ---------   ------   -------    -------     --------
BALANCE AT DECEMBER 29, 2001...........  140,337   $ 93,558     $351,558     $(477,497)  (2,101)  $(2,942)   $  (405)    $(35,728)
                                         =======   ========     ========     =========   ======   =======    =======     ========
Net loss applicable to common
  shareholders.........................                                        (24,686)                                   (24,686)
Series B Participating Preferred stock
  liquidation preference accrual.......                          (15,556)       15,556                                         --
Stock options expensed.................                            1,332                                                    1,332
Issuance of Common Stock for employee
  stock plan...........................      100         67          (42)                                                      25
Tandem share expirations...............                                                     (20)      (54)        54           --
Series B Preferred Stock issuance cost
  adjustment...........................                              215                                           1          216
                                         -------   --------     --------     ---------   ------   -------    -------     --------
BALANCE AT DECEMBER 28, 2002...........  140,437   $ 93,625     $337,507     $(486,627)  (2,121)  $(2,996)   $  (350)    $(58,841)
                                         =======   ========     ========     =========   ======   =======    =======     ========
Net loss applicable to common
  shareholders.........................                                        (23,321)                                   (23,321)
Series B Participating Preferred Stock
  liquidation preference accrual.......                          (15,157)       15,157                                         --
Stock options expensed.................                            1,141                                                    1,141
Gain on Recapitalization, net of
  issuance costs of $1,334.............                           13,867                                                   13,867
Issuance of Common Stock in conjunction
  with Recapitalization................   81,858     54,572      (34,926)                                                  19,646
                                         -------   --------     --------     ---------   ------   -------    -------     --------
BALANCE AT DECEMBER 27, 2003...........  222,295   $148,197     $302,432     $(494,791)  (2,121)  $(2,996)   $  (350)    $(47,508)
                                         =======   ========     ========     =========   ======   =======    =======     ========

                See notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     YEARS ENDED DECEMBER 27, 2003, DECEMBER 28, 2002 AND DECEMBER 29, 2001

1.  BACKGROUND OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations -- Hanover Direct, Inc., a Delaware corporation (the "Company"), is a specialty direct marketer, that markets a diverse portfolio of branded home fashions, men's and women's apparel, and gift products, through mail-order catalogs, retail stores and connected Internet Web sites directly to the consumer ("direct commerce"). In addition, the Company continues to service existing third party clients with business-to-business (B-to-B) e-commerce transaction services. These services include a full range of order processing, customer care, customer information, and shipping and distribution services.

     The Company utilizes a fully integrated system and operations support platform initially developed to manage the Company's wide variety of catalog/Internet product offerings. This infrastructure is being utilized by the aforementioned B-to-B e-commerce transaction services on behalf of third party clients. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company began to report results for the consolidated operations of Hanover Direct, Inc. as one segment commencing with the fiscal year 2001 (See Note 10).

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

     Fiscal Year -- The Company operates on a 52 or 53-week fiscal year, ending on the last Saturday in December. The years ended December 27, 2003, December 28, 2002 and December 29, 2001 were reported as 52-week years.

     Cash and Cash Equivalents -- Cash includes cash equivalents consisting of highly liquid investments with an original maturity of ninety days or less.

     Allowance for Doubtful Accounts -- An allowance for doubtful accounts is calculated for the Company's accounts receivable. A combination of historical and rolling bad debt rates are applied to the various receivables maintained by the Company to determine the amount of the allowance to be recorded. The Company also records additional specific allowances deemed necessary by management, based on known circumstances related to the overall receivable portfolio.

     Inventories -- Inventories consist principally of merchandise held for resale and are stated at the lower of cost or market. Cost, which is determined using the first-in, first-out (FIFO) method, includes the cost of the product as well as freight-in charges. The Company considers slow moving inventory to be surplus and calculates a loss on the impairment as the difference between an individual item's cost and the net proceeds anticipated to be received upon disposal. The Company utilizes various liquidation vehicles to dispose of aged catalog inventory including special sale catalogs, sale sections within main catalogs, sale sections on the Company's Internet Web sites, and liquidations through off-price merchants. Such inventory is written down to its net realizable value, if the expected proceeds of disposal are less than the cost of the merchandise.

     Prepaid Catalog Costs -- Prepaid catalog costs consist of direct response advertising costs related to catalog production and mailing. In accordance with Statement of Position 93-7, "Reporting on Advertising Costs," these costs are deferred and amortized as selling expenses over the estimated period in which the sales related to such advertising are generated. Total catalog expense was $98.5 million, $104.1 million and $139.4 million for fiscal years 2003, 2002 and 2001, respectively.

     Merchandise Postage Expense -- Merchandise postage expense consists of the cost to mail packages to the customer utilizing a variety of shipping services, as well as the cost of packaging the merchandise for shipment. Total merchandise postage expense for fiscal years 2003, 2002 and 2001 was $40.2 million, $42.0 million and $47.6 million, respectively. These costs are included in Cost of sales and operating expenses in the Company's Consolidated Statements of Income
(Loss).

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

     Assets Held under Capital Leases -- Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

     Goodwill, Net -- In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Prior to the adoption of SFAS 142, the excess of cost over the net assets of acquired businesses was amortized on a straight-line basis over periods of up to forty years.

     Goodwill relates to the International Male and the Gump's brands and the net balance at December 27, 2003 is $9.3 million. The Company adopted SFAS 142 effective January 1, 2002 and, as a result, has not recorded an amortization charge for goodwill since that time. The Company obtained the services of an independent appraisal firm during the second quarter ended June 28, 2003 to assist in the assessment of its annual goodwill impairment. The results of the appraisal indicated that goodwill was not impaired based upon the requirements set forth in SFAS 142.

     If the provisions under SFAS 142 had been implemented for the year ended December 29, 2001 and the Company had not included an amortization charge for goodwill, the Company's net loss would have decreased as follows (in thousands of dollars, except per share amounts):

                                                              DECEMBER 29,
                                                                  2001
                                                              ------------
Net loss....................................................    $(5,845)
Exclusion of goodwill amortization per SFAS 142.............        430
                                                                -------
Net loss under provisions of SFAS 142.......................    $(5,415)
                                                                -------
Net loss per share under provisions of SFAS 142 -- basic and
  diluted...................................................    $  (.08)
                                                                =======

     Impairment of Long-lived Assets -- In accordance with SFAS No.144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144"), the Company reviews long-lived assets, other than goodwill, for impairment whenever events indicate that the carrying amount of such assets may not be fully recoverable. The Company performs non-discounted cash flow analyses to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on fair value, which is generally based on discounted future cash flows.

     Long-lived assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less cost to sell, and are not depreciated while they are classified as held for disposal. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. Impairment losses on assets to be disposed, if any, are based on the estimated proceeds to be received, less costs of disposal.

     Prior to the adoption of SFAS 144, during fiscal 2002, the Company accounted for long-lived assets and long-lived assets to be disposed of in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

     Reserves related to loss contingencies and legal expenses -- The Company accrues for loss litigation when management determines that it is probable that an unfavorable outcome will result from the legal action and the loss is reasonably estimable. The Company's policy is to accrue an amount equal to the estimated potential loss, including associated legal fees.

     Reserves related to the Company's strategic business realignment program -- Reserves have been established for leased properties vacated by the Company and currently subleased or available for sublease. For leases with remaining terms of greater than one year, the Company records charges on a discounted basis to reflect the present value of such costs to be incurred. Properties for which reserves have been recorded include portions of the corporate headquarters and administrative offices located in Weehawken, New Jersey and in Edgewater, New Jersey; and the Gump's retail store located in San Francisco, California.

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

     Employee Benefits -- Vacation and Sick Compensation -- During June 2003, the Company established and issued a new Company-wide vacation and sick policy to better administer vacation and sick benefits. For purposes of the policy, employees were converted to a fiscal year for earning vacation benefits. Under the new policy, vacation benefits are deemed earned and thus accrued ratably throughout the fiscal year and employees must utilize all vacation earned by the end of the same year. Generally, any unused vacation benefits not utilized by the end of a fiscal year will be forfeited. In prior periods, employees earned vacation in the twelve months prior to the year that it would be utilized. The policy has been modified in certain locations to comply with state and local laws or written agreements. As a result of the transition to this new policy, the Company has recognized a benefit of approximately $1.6 million for fiscal year 2003. Approximately $0.8 million of general and administrative expenses was reduced as a result of the recognition of this benefit for fiscal year 2003. Approximately $0.8 million of operating expenses was reduced as a result of the recognition of this benefit for fiscal year 2003.

     Stock-Based Compensation -- The Company accounts for its stock-based compensation to employees using the fair value-based methodology under SFAS No. 123, "Accounting for Stock-Based Compensation."

     Income Taxes -- The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach for financial accounting and reporting of income taxes. The provision for income taxes is based on income after adjustment for those temporary and permanent items that are not considered in the determination of taxable income. The gross deferred tax asset is the total tax benefit available from net operating loss carryovers and reversals of temporary differences. A valuation allowance is calculated, based on the Company's projections of its future taxable income, to establish the amount of deferred tax asset that the Company is expected to utilize on a "more-likely-than-not" basis. A deferred tax liability represents future taxes that may be due arising from the reversal of temporary differences. Due to a number of factors, including the annual limitation on utilization of net operating losses caused by the Chelsey Direct, LLC purchase of Richemont Finance, S.A.'s stockholdings in the Company during the year (Note 8), and continued softness in the market for the Company's products, management has lowered its projections of taxable income for fiscal year 2004. As a result of this lower projection of future taxable income and the annual limitation on the utilization of net operating losses, the Company made a decision, during the quarter ended September 27, 2003, to fully reserve the remaining net deferred tax asset (the gross deferred tax asset net of the valuation allowance and deferred tax liability) by increasing the valuation allowance via an $11.3 million deferred Federal income tax provision.

     Net Loss Per Share -- Net loss per share is computed using the weighted average number of common shares outstanding in accordance with the provisions of SFAS No. 128, "Earnings Per Share." The weighted average number of shares used in the calculation for both basic and diluted net loss per share for fiscal years 2003, 2002 and 2001 was 144,387,672, 138,280,196 and 210,535,959 shares, respectively. Diluted earnings per share equals basic earnings per share as the dilutive calculation for preferred stock and stock options would have an anti-dilutive impact as a result of the net losses incurred during fiscal years 2003, 2002 and 2001. The number of potentially dilutive securities excluded from the calculation of diluted earnings per share were 31,146, 2,541,843 and 978,253 common share equivalents that represent options to purchase common stock in each of the three fiscal years 2003, 2002 and 2001, respectively.

     Revenue Recognition --

     -- Direct Commerce: The Company recognizes revenue for catalog and Internet sales upon shipment of the merchandise to customers and at the time of sale for retail sales, each net of estimated returns. Postage and handling charges billed to customers are also recognized as revenue upon shipment of the related merchandise. Shipping terms for catalog and Internet sales are FOB shipping point, and title passes to the customer at the time and place of shipment. Prices for all merchandise are listed in the Company's catalogs and on Internet Web sites and are confirmed with the customer upon order. The customer has no cancellation privileges after shipment other than customary rights of return that are accounted for in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists." The Company accrues for expected future returns that relate to sales prior to the balance sheet date utilizing a combination of historical and current trends. During October 2003, the Company modified its returns policy, which previously allowed unlimited returns, by adopting a policy that limits returns to a maximum of 90 days after the sale of the merchandise. Because this policy change was recently adopted, it did not impact the Company's total returns reserve for the fiscal year ended December 27, 2003, however, it could potentially impact the Company's future financial results through a change in the Company's actual and estimated return rates.

     -- Membership Services: Customers may purchase memberships in a number of the Company's Buyers' Club programs for an annual fee. The Company defers revenue recognition for membership fees received in its Buyers' Club programs until the cancellation period ends. Thereafter, revenue net of actual cancellations is recognized on a monthly basis over the remaining membership period. The Company also receives commission revenue related to its solicitation of the MemberWorks membership programs and Magazine Direct magazine subscription programs. For the MemberWorks program, the Company is guaranteed a revenue stream dependent upon the actual number of offers made. To the extent that the program performs better than a pre-designated level, the Company will receive a higher level of revenue than its guaranteed minimum. Revenue is recognized monthly based on the number of acceptances received using a formula that has been contractually agreed upon by the Company and MemberWorks. The commission revenue recognized by the Company for the Magazine Direct magazine program is on a per-solicitation basis according to the number of solicitations made, with additional revenue recognized if the customer accepts the solicitation. Collectively, the amount of revenues the Company recorded from these sources was $5.7 million or 1.4% of net revenues, $5.1 million or 1.1% of net revenues, and $4.8 million or 0.9% of net revenues for fiscal years 2003, 2002 and 2001, respectively. As of May 2003, the Company discontinued its solicitation of the Magazine Direct program. The Company will continue to consider opportunities to offer new and different goods and services to its customers on inbound order calls and the Company's Internet Web sites from time to time, with the Company receiving commission revenue related to its solicitations.

     -- B-to-B Services: Revenues from the Company's e-commerce transaction services are recognized as the related services are provided. Customers are charged on an activity unit basis, which applies a contractually specified rate according to the type of transaction service performed. Revenues recorded from the Company's B-to-B services were $20.0 million or 4.8% of net revenues, $20.1 million or 4.4% of net revenues, and $22.2 million or 4.2% of net revenues, for fiscal years 2003, 2002 and 2001, respectively.

     Fair Value of Financial Instruments -- The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and the short-term debt and capital lease obligations approximate fair value due to the short maturities of these instruments. Additionally, the current value of long-term debt also approximates fair value, as this debt bears interest at prevailing market rates.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred whereas, under EITF 94-3, the liability was recognized at the commitment date to an exit plan. The Company has adopted the provisions of SFAS 146 for exit or disposal activities initiated after December 31, 2002.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, many of which had been previously classified as equity or between the liabilities and equity sections of the consolidated balance sheet. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of SFAS 150 and still existing at the beginning of the interim period of adoption. The Company has adopted the provisions of SFAS 150 and has been impacted by the requirement to reclassify its Series B Participating Preferred Stock as a liability as opposed to between the liabilities and equity sections of the consolidated balance sheet. Based upon the requirements set forth by SFAS 150, this reclassification was subject to implementation beginning on June 29, 2003. Upon implementation of SFAS 150, the Company has reflected the accretion of the preferred stock balance as an increase in Total Liabilities with a corresponding reduction in capital in excess of par value, because the Company has an accumulated deficit. Such accretion has been recorded as interest expense, resulting in a decrease in Net Income (Loss) and Comprehensive Income (Loss) of $7.6 million for the 52- weeks ended December 27, 2003. In addition, based upon the Company's current projections for 2003, it is estimated the Company has not incurred a tax reimbursement obligation for 2003 relating to the increases in the Liquidation Preference of the Series B Participating Preferred Stock and has filed for a refund of the $0.3 million Federal tax payment made in March 2003.

     Due to the SFAS 150 requirements to reclassify the Series B Participating Preferred Stock to liabilities and to record the accretion of the preferred stock balance as interest expense, the refund has been treated as a decrease to interest expense on the Consolidated Statements of Income (Loss) and an increase of Capital in excess of par value on the Consolidated Balance Sheets. If SFAS 150 were applicable for fiscal year 2002, Net Loss and Comprehensive Loss would have been $24.7 million. Net Income (Loss) Applicable to Common

Shareholders and Net Income (Loss) Per Common Share remains unchanged in comparison with the Company's classification of the instrument prior to June 29, 2003. In addition, there is no cumulative effect of a change in accounting principle as a result of the implementation of SFAS 150. As of December 27, 2003, the implementation of SFAS 150 has increased Total Liabilities by approximately $72.7 million. Shareholders' Deficiency remained unchanged since the balance had previously been classified between Total Liabilities and Shareholders' Deficiency on the Consolidated Balance Sheet. The classification of the Series C Participating Preferred Stock as a liability under SFAS 150 should not change its classification as equity under state law.

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

     The asset purchase agreement between the Company and HSN provided that if Keystone Internet Services, Inc. failed to perform its obligations during the first two years of the services contract, the purchaser could receive a reduction in the original purchase price of up to $2.0 million. An escrow fund of $3.0 million, which was withheld from the original proceeds of the sale, had been established for a period of two years under the terms of an escrow agreement between LWI Holdings, Inc., HSN and The Chase Manhattan Bank as a result of these contingencies. The balance in the escrow fund as of December 29, 2001, December 28, 2002 and December 27, 2003 were $2.6 million, $2.0 million and $0.0 million, respectively.

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

     The Company recognized a net gain on the sale of approximately $23.2 million, net of a non-cash goodwill charge of $6.1 million, in the second quarter of 2001, which represented the excess of the net proceeds from the sale over the net assets acquired by HSN, the goodwill associated with the Improvements business and expenses related to the transaction. During fiscal 2002, the Company recognized approximately $0.6 million of the deferred gain consistent with the terms of the escrow agreement. Proceeds related to the deferred gain were received on July 2, 2002 and December 30, 2002 for $0.3 million and $0.3 million, respectively. The Company recognized the remaining net deferred gain of $1.9 million upon the receipt of the escrow balance on March 28, 2003. This gain was reported net of the costs incurred to provide the credit to HSN of approximately $0.1 million.

     Sale of Kindig Lane Property. On May 3, 2001, as part of the Company's strategic business realignment program, the Company sold its fulfillment warehouse in Hanover, Pennsylvania (the "Kindig Lane Property") and certain equipment located therein for $4.7 million to an unrelated third party. Substantially all of the net proceeds of the sale were paid to Congress, pursuant to the terms of the Congress Credit Facility, and applied to a partial repayment of the Tranche A Term Loan made to Hanover Direct Pennsylvania, Inc., an affiliate of the Company, and to a partial repayment of the indebtedness under the Congress Credit Facility. The Company realized a net gain on the sale of approximately $1.5 million, which included the sale price net of selling expenses in excess of the net book value of assets sold. The Company continued to use the Kindig Lane Property under a lease agreement with the third party, and leased a portion of the Kindig Lane Property through March 2003, at which time, the Company moved its remaining operations to the Company's facility in Roanoke, Virginia.

     During 1999, the Company sold The Shopper's Edge. Transactions related to this sale impact the fiscal years 2002 and 2001, which are presented below.

     The Shopper's Edge. In March 1999, the Company, through a newly formed subsidiary, established and promoted a discount buyers' club to consumers known as "The Shopper's Edge." In exchange for an up-front membership fee, The Shopper's Edge program enabled members to purchase a wide assortment of merchandise at discounts that were not available through traditional retail channels. Initially, prospective members participated in a 45-day trial period that, unless canceled, was automatically converted into a full membership term, which was one year in duration. Memberships were automatically renewed at the end of each term unless canceled by the member. Effective December 1999, the Company sold its interest in The Shopper's Edge subsidiary to an unaffiliated third party for a nominal fair value based upon an independent appraisal. In January 2000, the Company entered into a solicitation services agreement, effectively amending and restating the original agreement to re-define the parties and their roles under that agreement. The Company received $0.0 million for fiscal year 2003 and $0.4 million and $2.5 million of fee revenue for fiscal years 2002 and 2001, respectively, for solicitation services provided.

3.  SPECIAL CHARGES

     In December 2000, the Company began a strategic business realignment program that resulted in the recording of special charges for severance, facility exit costs and fixed asset write-offs. Special charges recorded in fiscal years 2003, 2002 and 2001 relating to the strategic business realignment program were $1.3 million, $4.4 million and $11.3 million, respectively. The actions related to the strategic business realignment program were taken in an effort to direct the Company's resources primarily towards a loss reduction strategy and return to profitability.

     For fiscal year 2001, the $11.3 million of special charges were related to the strategic business realignment program that was initiated at the end of 2000 and consisted of severance ($4.2 million), facility exit costs ($3.8 million) and asset write-offs ($3.3 million, all of which is non-cash).

     In December 2001, the Company made a decision, as part of the continuing implementation of the strategic business realignment program, to close its San Diego telemarketing center in the first quarter of 2002. Accordingly, severance costs include $0.3 million for associates of the telemarketing center whose jobs were eliminated as a result. In addition severance costs recorded for the year include $0.4 million for associates of the Kindig Lane Property whose jobs were eliminated as a result of the sale of the facility in May 2001. The remainder of the severance charges recorded in 2001, which amounted to $3.5 million, represents the elimination of 442 FTE positions across all divisions of the Company's business as part of the strategic business realignment program. In October 2001, the Company determined it was more cost effective to relocate certain of its operating and administrative functions from the first floor of its facility in Weehawken, New Jersey to a previously closed space in Edgewater, New Jersey and attempted to sublet the space vacated in Weehawken, New Jersey. This amendment of the original plan resulted in an additional charge of $0.8 million for facility exit costs and a charge of $0.6 million for the write-off of fixed assets related to the Weehawken location. In addition, special charges totaling $0.2 million were recorded, primarily related to loan forgiveness of certain of the severed associates.

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

     In the first quarter of 2003, special charges were recorded in the amount of $0.3 million. These charges consisted primarily of additional severance costs associated with the Company's strategic business realignment program. During the second, third, and fourth quarters of 2003, special charges were recorded in the amount of $0.2 million, $0.2 million and $0.6 million, respectively. These charges were incurred primarily to revise estimated losses related to sublease arrangements for office facilities in San Francisco, California. Increased anticipated losses on sublease arrangements for the San Francisco office space resulted from the loss of a subtenant, coupled with declining market values in that area of the country.

     At December 27, 2003 and December 28, 2002, liabilities of $2.4 million and $3.3 million, respectively, were included within Accrued Liabilities, and liabilities of $3.4 million and $4.7 million, respectively, were included within Other Non-Current Liabilities. These liabilities relate to future payments in connection with the Company's strategic business realignment program and consist of the following (in thousands):

                                            SEVERANCE &   REAL ESTATE   INFORMATION
                                             PERSONNEL      LEASE &     TECHNOLOGY
                                               COSTS      EXIT COSTS      LEASES       TOTAL
                                            -----------   -----------   -----------   -------
Balance at December 30, 2000..............    $ 4,422       $ 7,558       $1,043      $13,023
2001 Expenses.............................      4,135         3,828           --        7,963
Paid in 2001..............................     (6,011)       (3,249)        (670)      (9,930)
                                              -------       -------       ------      -------
Balance at December 29, 2001..............      2,546         8,137          373       11,056
2002 Expenses.............................      1,817         2,952           --        4,769
Paid in 2002..............................     (2,911)       (4,672)        (210)      (7,793)
                                              -------       -------       ------      -------
Balance at December 28, 2002..............      1,452         6,417          163        8,032
2003 Expenses.............................        291         1,013           --        1,304
Paid in 2003..............................     (1,538)       (1,841)        (163)      (3,542)
                                              -------       -------       ------      -------
Balance at December 27, 2003..............    $   205       $ 5,589       $   --      $ 5,794
                                              =======       =======       ======      =======

     A summary of the liability related to Real Estate Lease and Exit Costs, by location, as of the end of 2003 and 2002, is as follows (in thousands):

                                                              DECEMBER 27,   DECEMBER 28,
                                                                  2003           2002
                                                              ------------   ------------
Gump's facility, San Francisco, CA..........................     $3,788         $3,349
Corporate facility, Weehawken, NJ...........................      1,447          2,325
Corporate facility, Edgewater, NJ...........................        261            439
Administrative and telemarketing facility, San Diego, CA....         90            179
Retail store facilities, Los Angeles and San Diego, CA......          3            125
                                                                 ------         ------
Total Lease and Exit Cost Liability.........................     $5,589         $6,417
                                                                 ======         ======

4.  ACCRUED LIABILITIES

     Accrued liabilities consist of the following (in thousands):

                                                              DECEMBER 27,   DECEMBER 28,
                                                                  2003           2002
                                                              ------------   ------------
Special charges.............................................    $ 2,362        $ 3,327
Reserve for future sales returns............................      2,165          1,888
Compensation and benefits...................................      4,341         11,614
Income and other taxes......................................        258          1,003
Litigation and other........................................      3,792          8,519
                                                                -------        -------
     Total..................................................    $12,918        $26,351
                                                                =======        =======

5.  DEBT

     Debt consists of the following (in thousands):

                                                                             AS RESTATED
                                                              DECEMBER 27,   DECEMBER 28,
                                                                  2003           2002
                                                              ------------   ------------
Congress facility:
   Term loans...............................................    $ 8,689        $12,479
Capital lease obligations...................................        353             29
                                                                -------        -------
       Long-term debt                                           $ 9,042        $12,508

Congress facility:
   Term loans - Current portion.............................    $ 3,792        $ 3,792
   Revolver.................................................      8,997          8,819
Capital lease obligations - Current portion.................        679             10
                                                                -------        -------
       Short-term debt......................................    $13,468        $12,621
                                                                -------        -------
       Total debt...........................................    $22,510        $25,129
                                                                =======        =======

     Changes to Congress Credit Facility -- On December 27, 2003, the Congress Credit Facility contained a maximum credit line, subject to certain limitations, of up to $56.5 million. In October 2003, the Company amended the Congress Credit Facility to extend the expiration thereof from January 31, 2004 to January 31, 2007. The Congress Credit Facility, as amended, comprises a revolving loan facility, a $17.5 million Tranche A Term Loan, and a $6.3 million Tranche B Term Loan. Total cumulative borrowings under the Congress Credit Facility are subject to limitations based upon specified percentages of eligible receivables and eligible inventory, and the Company is required to maintain $3.0 million of excess credit availability at all times. The Congress Credit Facility is secured by assets of the Company and places restrictions on the incurrence of additional indebtedness and on the payment of common stock dividends. As of December 27, 2003, the revolving loan facility of $9.0 million was recognized as a current liability on the Company's Consolidated Balance Sheet. On or before April 30, 2004, the Company is required to enter into a restatement of the loan agreement with Congress, requiring no changes to the terms of the current agreement.

     Under the Congress Credit Facility, the Company is required to maintain minimum net worth, working capital and EBITDA as defined throughout the term of the agreement. As of December 27, 2003, the Company was not in compliance with the working capital covenant; however, it has subsequently received a waiver from Congress addressing the deficiency. The Company was in compliance with all other covenants as of December 27, 2003. There can be no assurance that Congress will waive any future non-compliance by the Company with the financial and other covenants contained in the Congress Credit Facility which could result in a default by the Company, allowing Congress to accelerate the amounts due under the facility.

     A summary of the amendments implemented during 2003 is as follows:

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

     In August 2003, the Company amended the Congress Credit Facility to make certain technical amendments thereto, including the amendment of the definition of Consolidated Net Worth and the temporary release of a $3.0 million availability reserve established thereunder. The temporary release of the $3.0 million availability reserve was removed by the end of fiscal year 2003. The amendment required the payment of fees in the amount of $165,000.

     In October 2003, the Company amended the Congress Credit Facility to extend the expiration thereof from January 31, 2004 to January 31, 2007, to reduce the amount of revolving loans available thereunder to $43.0 million, to make adjustments to the sublimits available to the various borrowers thereunder, to amend the EBITDA covenant to specify minimum levels of EBITDA that must be achieved during the Company's fiscal years ending 2004, 2005 and 2006, to permit the borrowing under certain circumstances of up to $1.0 million against certain inventory in transit to locations in the United States, and to make certain other technical amendments. The amendment required the payment of fees in the amount of $650,000.

     On November 4, 2003, the Company amended the Congress Credit Facility to change the definition of Consolidated Net Worth so as to provide that for the purposes of calculating such amount for the Company's fiscal year ending December 27, 2003, the Company's net deferred tax assets in the amount of $11.3 million that are required to be fully reserved pursuant to SFAS 109, shall be added back for the purposes of determining the Company's assets.

     On November 25, 2003, the Company amended the Congress Credit Facility to receive consent from Congress in regards to the Recapitalization Agreement with Chelsey (See Note 8) so that the Company could exchange 1,622,111 shares of Series B Participating Preferred Stock held by Chelsey in consideration of the issuance by the Company of 564,819 shares of newly issued Series C Participating Preferred Stock and 81,857,833 shares of newly issued Common Stock to Chelsey. In addition, the Company may repurchase, redeem or retire shares of its Series C Participating Preferred Stock owned by Chelsey using a portion of the net proceeds from any asset sales consummated after the implementation of all asset sale lending adjustments. The Company also amended the Congress Credit Facility to make certain technical amendments thereto, including the amendment of the amounts of Consolidated Working Capital and Consolidated Net Worth. The amendment required the payment of fees in the amount of $150,000.

     The revolving loan facility bears interest at prime plus 0.5% or Eurodollar plus 2.5%, the Tranche A Term Loans bear interest at prime plus 0.75% or Eurodollar plus 3.5%, and the Tranche B Term Loans bear interest at prime plus 4.25%, but in no event less than 13.0%.

     The Company has re-examined the provisions of the Congress Credit Facility and, based on EITF Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement" ("EITF 95-22"), and certain provisions in the credit agreement, the Company is required to reclassify its revolving loan facility from long-term to short-term debt, though the existing revolving loan facility does not mature until January 31, 2007. As a result, the Company has reclassified $8.8 million as of December 28, 2002 from Long-term debt to Short-term debt and capital lease obligations that is classified as Current liabilities. See Note 18 for further discussion regarding the restatement of prior year borrowings outstanding under the Congress Credit Facility.

     As of December 27, 2003, the Company had $21.5 million of cumulative borrowings outstanding under the Congress Credit Facility, comprising $9.0 million under the Revolving Loan Facility, bearing an interest rate of 4.50%, $6.5 million under the Tranche A Term Loan, bearing an interest rate of 4.75%, and $6.0 million under the Tranche B Term Loan, bearing an interest rate of 13.0%. Of the aggregate borrowings, $12.8 million is classified as short-term with $8.7 million classified as long-term on the Company's

Consolidated Balance Sheet. As of December 28, 2002, the Company had $25.1 million of borrowings outstanding under the Congress Credit Facility comprising $8.8 million under the revolving loan facility, bearing an interest rate of 4.75%, $8.5 million under the Tranche A Term Loan, bearing an interest rate of 5.0%, and $7.8 million under the Tranche B Term Loan, bearing an interest rate of 13.0%.

     On March 25, 2004, the Company amended the Congress Credit Facility to change the definition of Consolidated Net Worth, to amend the Consolidated Working Capital and Consolidated Net Worth covenants to specify minimum levels of Consolidated Working Capital and Consolidated Net Worth that must be maintained during each month commencing January 2004, and to amend the EBITDA covenant to specify minimum levels of EBITDA that must be achieved during the Company's fiscal years ending 2004, 2005 and 2006. The Company expects to maintain the minimum levels of these covenants in future periods. In addition, the definition of "Event of Default" was amended by replacing the Event of Default which would have occurred on the occurrence of a material adverse change in the business, assets, liabilities or condition of the Company and its subsidiaries, with an Event of Default which would occur if certain specific events, such as a decrease in consolidated revenues beyond certain specified levels or aging of inventory or accounts payable beyond certain specified levels, were to occur.

     Based on the provisions of EITF 95-22 and certain provisions in the credit agreement, the Company is required to classify its revolving loan facility as short-term debt.

     Achievement of the Company's strategic business realignment program is critical to the maintenance of adequate liquidity, as is compliance with the terms and provisions of the Congress Credit Facility and the Company's ability to operate effectively during the 2004 fiscal year. In the event of a softer than expected economic climate, management has available several courses of action to maintain liquidity and help maintain compliance with financial covenants, including selective reductions in catalog circulation, additional expense reductions and sales of non-core assets.

     General -- At December 27, 2003, the aggregate annual principal payments required on debt instruments (including capital lease obligations) are as follows (in thousands): 2004 -- $13,468; 2005 -- $4,092; 2006 -- $3,840; and
thereafter -- $1,110.

6.  SERIES A CUMULATIVE PARTICIPATING PREFERRED STOCK

     On August 24, 2000, the Company issued 1.4 million shares of preferred stock designated as Series A Cumulative Participating Preferred Stock to Richemont, the then holder of approximately 47.9% of the Company's Common Stock, for $70 million. The Series A Participating Preferred Stock had a par value of $0.01 per share and a liquidation preference of $50.00 per share and was recorded net of issuance costs of $2.3 million. The issuance costs were being accreted as an additional dividend over a five-year period ending on the mandatory redemption date. Dividends were cumulative and accrued at an annual rate of 15%, or $7.50 per share, and were payable quarterly either in cash or in-kind through the issuance of additional Series A Participating Preferred Stock. Cash dividend payments were required for dividend payment dates occurring after February 1, 2004. As of September 30, 2001, the Company had accrued dividends of $12,389,700, and reserved 247,794 additional shares of Series A Participating Preferred Stock for the payment of such dividends. In-kind dividends and issuance cost accretion were charged against additional paid-in capital, with a corresponding increase in the carrying amount of the Series A Participating Preferred Stock. Cash dividends were also reflected as a charge to additional paid-in capital, however, no adjustment to the carrying amount of the Series A Participating Preferred Stock was made. The Series A Participating Preferred Stock was generally non-voting, except if dividends had been in arrears and unpaid for four quarterly periods, whether or not consecutive. The holder of the Series A Participating Preferred Stock was entitled to receive additional participating dividends in the event any dividends were declared or paid, or any other distribution was made, with respect to the Common Stock of the Company. The additional dividends would be equal to the applicable percentage of the amount of the dividends or distributions payable in respect of one share of Common Stock. In the event of a liquidation or dissolution of the Company, the holder of the Series A Participating Preferred Stock would be paid an amount equal to $50.00 per share of Series A Participating Preferred Stock plus the amount of any accrued and unpaid dividends, before any payments to other shareholders.

     The Company could redeem the Series A Participating Preferred Stock in whole at any time and the holder of the Series A Participating Preferred Stock could elect to cause the Company to redeem all or any of such holder's Series A Participating Preferred Stock under certain circumstances involving a change of control, asset disposition or equity sale. Mandatory redemption of the Series A Participating Preferred Stock by the Company was required on August 23, 2005 at a redemption price of $50.00 per share of Series A Participating Preferred Stock plus the amount of any accrued and unpaid dividends.

     On December 19, 2001, the Company consummated a transaction with Richemont. In the Richemont Transaction, the Company repurchased from Richemont all of the outstanding shares of the Series A Participating Preferred Stock and 74,098,769 shares of the Common Stock of the Company held by Richemont in return for the issuance to Richemont of 1,622,111 shares of newly-created Series B Participating Preferred Stock and the reimbursement of expenses of $1 million to Richemont. Richemont agreed, as part of the transaction, to forego any claim it had to the accrued but unpaid dividends on the Series A Participating Preferred Stock. The Richemont Transaction was made pursuant to an Agreement, dated as of December 19, 2001, between the Company and Richemont. As part of the Richemont Transaction, the Company (i) released Richemont, the individuals appointed by Richemont to the Board of Directors of the Company and certain of their respective affiliates and representatives from any claims by or in the right of the Company against any member of the Richemont Group which arise out of Richemont's acts or omissions as a stockholder of or lender to the Company or the acts or omissions of any Richemont board designee in his capacity as such and (ii) entered into an Indemnification Agreement with Richemont pursuant to which the Company agreed to indemnify each member of the Richemont Group from any losses suffered as a result of any third party claim which is based upon Richemont's acts as a stockholder of or lender to the Company or the acts or omissions of any Richemont board designee in his capacity as such. The Indemnification Agreement is not limited as to term and does not include any limitations on maximum future payments thereunder. The impact of the Richemont Transaction was to reflect the reduction of the Series A Participating Preferred Stock for the then carrying amount of $82.4 million and the issuance of Series B Participating Preferred Stock in the amount of $76.8 million which was equal to the aggregate liquidation preference of the Series B Participating Preferred Stock on December 19, 2001. In addition, the par value of $49.4 million of the Common Stock repurchased by the Company and subsequently retired was reflected as a reduction of Common Stock, with an offsetting increase to capital in excess of par value. The Company recorded a net decrease in shareholders' deficiency of $5.6 million as a result of the Richemont Transaction.

     The shares of the Series A Participating Preferred Stock that were repurchased from Richemont represented all of the outstanding shares of such series. The Company filed a certificate in Delaware eliminating the Series A Participating Preferred Stock from its Certificate of Incorporation.

7.  SERIES B CUMULATIVE PARTICIPATING PREFERRED STOCK

     On December 19, 2001, as part of the Richemont Transaction, the Company issued to Richemont 1,622,111 shares of Series B Participating Preferred Stock. The Series B Participating Preferred Stock had a par value of $0.01 per share. The holders of the Series B Participating Preferred Stock were entitled to ten votes per share on any matter on which the Common Stock voted. In addition, in the event that the Company defaulted on its obligations arising in connection with the Richemont Transaction, the Certificate of Designations of the Series B Participating Preferred Stock or its agreements with Congress, or in the event that the Company failed to redeem at least 811,056 shares of Series B Participating Preferred Stock by August 31, 2003, then the holders of the Series B Participating Preferred Stock, voting as a class, were entitled to elect two members to the Board of Directors of the Company.

     In the event of the liquidation, dissolution or winding up of the Company, the holders of the Series B Participating Preferred Stock were entitled to a liquidation preference, which was initially $47.36 per share. During each period set forth in the table below, the liquidation preference was equal to the amount set forth opposite such period:

                                                           LIQUIDATION
                                                           PREFERENCE
PERIOD                                                      PER SHARE      TOTAL VALUE
------                                                     -----------   ---------------
March 1, 2002 -- May 31, 2002............................    $49.15      $ 79,726,755.65
June 1, 2002 -- August 31, 2002..........................    $51.31      $ 83,230,515.41
September 1, 2002 -- November 30, 2002...................    $53.89      $ 87,415,561.79
December 1, 2002 -- February 28, 2003....................    $56.95      $ 92,379,221.45
March 1, 2003 -- May 31, 2003............................    $60.54      $ 98,202,599.94
June 1, 2003 -- August 31, 2003..........................    $64.74      $105,015,466.14
September 1, 2003 -- November 30, 2003...................    $69.64      $112,963,810.04
December 1, 2003 -- February 29, 2004....................    $72.25      $117,197,519.75
March 1, 2004 -- May 31, 2004............................    $74.96      $121,593,440.56
June 1, 2004 -- August 31, 2004..........................    $77.77      $126,151,572.47
September 1, 2004 -- November 30, 2004...................    $80.69      $130,888,136.59
December 1, 2004 -- February 28, 2005....................    $83.72      $135,803,132.92
March 1, 2005 -- May 31, 2005............................    $86.85      $140,880,340.35

     As a result, beginning November 30, 2003, the aggregate liquidation preference of the Series B Participating Preferred Stock would be effectively equal to the aggregate liquidation preference of the Class A Participating Preferred Stock previously held by Richemont (See Note 6).

     For Federal income tax purposes, the increases in the liquidation preference of the Series B Participating Preferred Stock were considered distributions, by the Company to Richemont, deemed made on the commencement dates of the quarterly increases, as discussed above. These distributions may have been taxable dividends to Richemont, provided the Company had accumulated or current earnings and profits ("E&P") for each year in which the distributions were deemed to be made. Under the terms of the Richemont Transaction, the Company was obligated to reimburse Richemont for any U.S. income tax incurred pursuant to the Richemont Transaction. Based on the Company's past income tax filings and its current income tax position, the Company had an E&P deficit as of December 28, 2002 and December 27, 2003. Accordingly, the Company has not incurred a tax reimbursement obligation for the years 2002 and 2003.

     Dividends on the Series B Participating Preferred Stock were required to be paid whenever a dividend was declared on the Common Stock. The amount of any dividend on the Series B Participating Preferred Stock was determined by multiplying (i) the amount obtained by dividing the amount of the dividend on the Common Stock by the then current fair market value of a share of Common Stock and (ii) the liquidation preference of the Series B Participating Preferred Stock.

     The Company was required to redeem the Series B Participating Preferred Stock on August 23, 2005 consistent with Delaware General Corporation Law. The Company could redeem all or less than all of the then outstanding shares of Series B Participating Preferred Stock at any time prior to that date. At the option of the holders thereof, the Company was required to redeem the Series B Participating Preferred Stock upon a Change of Control or upon the consummation of an Asset Disposition or Equity Sale (all as defined in the Certificate of Designations of the Series B Participating Preferred Stock). The redemption price for the Series B Participating Preferred Stock upon a Change of Control or upon the consummation of an Asset Disposition or Equity Sale was the then applicable liquidation preference of the Series B Participating Preferred Stock plus the amount of any declared but unpaid dividends on the Series B Participating Preferred Stock. The Company's obligation to redeem the Series B Participating Preferred Stock upon an Asset

Disposition or an Equity Sale was subject to the satisfaction of certain conditions set forth in the Certificate of Designations of the Series B Participating Preferred Stock.

     The Certificate of Designations of the Series B Participating Preferred Stock provided that, for so long as Richemont was the holder of at least 25% of the then outstanding shares of Series B Participating Preferred Stock, it would be entitled to appoint a non-voting observer to attend all meetings of the Board of Directors and any committees thereof.

     Pursuant to the terms of the Certificate of Designations of the Series B Participating Preferred Stock, the Company's obligation to pay dividends on or redeem the Series B Participating Preferred Stock was subject to its compliance with its agreements with Congress.

     As a result of filings made by Richemont and certain related parties with the SEC on May 21, 2003, the Company learned that Richemont sold to Chelsey, on May 19, 2003, all of Richemont's securities in the Company consisting of 29,446,888 shares of Common Stock and 1,622,111 shares of Series B Participating Preferred Stock for a purchase price equal to $40 million. The Company was not a party to such transaction and did not provide Chelsey with any material, non-public information in connection with such transaction, nor did the Company's Board of Directors endorse the transaction. As a result of the transaction, Chelsey purportedly succeeded to Richemont's rights in the Common Shares and the Series B Participating Preferred Stock, including the right of the holder of the Series B Participating Preferred Stock to a liquidation preference with respect to such shares which was equal to $98,202,600 on May 19, 2003, the date of the sale of the Shares, and which could have increased to and capped at $146,168,422 on August 23, 2005, the final redemption date of the Series B Participating Preferred Stock.

     On July 17, 2003, the Company filed an action in the Supreme Court of the State of New York, County of New York (Index No. 03/602269) against Richemont and Chelsey seeking a declaratory judgment as to whether Richemont improperly transferred all of Richemont's securities in the Company consisting of the Shares to Chelsey on or about May 19, 2003 and whether the Company could properly recognize the transfer of those Shares from Richemont to Chelsey under federal and/or state law. On October 27, 2003, the Court granted Chelsey's motion for summary judgment and Richemont's motion to dismiss and ordered that judgment be entered dismissing the case in its entirety. The Court also denied Chelsey's and Richemont's motions for sanctions and Chelsey's motion to compel production of certain documents.

     On Thursday, August 7, 2003 representatives of Chelsey delivered to the Company a document entitled "Recapitalization of Hanover Direct, Inc. Summary of Terms" (the "Chelsey Proposal") and made a presentation to the Board of Directors regarding the Chelsey Proposal. The Company's Board of Directors referred the Chelsey Proposal to its Transactions Committee for consideration with a view towards making a recommendation to the Board of Directors. The Transactions Committee engaged financial advisors and counsel to assist it in its deliberations with respect to the Chelsey Proposal. Negotiations between the parties ensued in the weeks thereafter.

     On November 10, 2003, the Company signed a Memorandum of Understanding with Chelsey and Regan Partners, L.P. setting forth the agreement in principle to recapitalize the Company, reconstitute the Board of Directors and settle outstanding litigation between the Company and Chelsey. The Memorandum of Understanding had been approved by the Transactions Committee of the Board of Directors of the Company. The parties agreed to effect within ten days or as soon thereafter as possible a binding Recapitalization Agreement that would, upon the closing of the transactions set forth in the Recapitalization Agreement, exchange 564,819 shares of a newly issued Series C Participating Preferred Stock and 81,857,833 shares of newly issued Common Stock for the 1,622,111 shares of Series B Participating Preferred Stock then held by Chelsey, subject to adjustment if the transaction was not consummated by December 17, 2003.

     On November 30, 2003, the Company consummated the transactions contemplated by the Recapitalization Agreement, dated as of November 18, 2003, with Chelsey and recapitalized the Company, completed the reconstitution of the Board of Directors of the Company and settled outstanding litigation between the Company and Chelsey (the "Recapitalization").

     In the transaction, the Company exchanged all of the 1,622,111 outstanding shares of the Series B Participating Preferred Stock held by Chelsey for the issuance to Chelsey of 564,819 shares of newly-created Series C Participating Preferred Stock and 81,857,833 additional shares of Common Stock of the Company.

     Effective upon the closing of the transactions contemplated by the Recapitalization Agreement, the size of the Board of Directors was increased to nine (9) members, and Mr. Donald Hecht was elected to the Company's Board of Directors and the Audit Committee thereof. For a period of two (2) years from the closing of the Recapitalization, five (5) of the nine (9) directors of the Company will at all times be directors of the Company designated by Chelsey (who initially were Martin Edelman, William Wachtel, Stuart Feldman, Wayne Garten and Donald Hecht) and one (1) of the nine (9) directors of the Company will at all times be a director of the Company designated by Regan Partners (who initially was Basil Regan). The right of Regan Partners to designate a nominee to the Board of Directors shall terminate if Regan Partners ceases to own at least 75% of the outstanding shares of Common Stock (as adjusted for stock splits, reverse stock splits and the like) owned by Regan Partners as of November 10, 2003. All shares for which the Company's management or Board of Directors hold proxies (including undesignated proxies) will be voted in favor of the election of such designees of Chelsey and Regan Partners, except as may otherwise be provided by stockholders submitting such proxies. In the event that any Chelsey or Regan Partners designee shall cease to serve as a director of the Company for any reason, the Company will cause the vacancy resulting thereby to be filled by a designee of Chelsey or Regan Partners, as the case may be, reasonably acceptable to the Board of Directors as promptly as practicable. Chelsey may nominate or propose for nomination or elect any persons to the Board of Directors, without regard to the foregoing limitations, after the Series C Participating Preferred Stock is redeemed in full.

     The shares of Series B Participating Preferred Stock that were exchanged with Chelsey for shares of Series C Participating Preferred Stock and additional shares of Common Stock of the Company represented all of the outstanding shares of Series B Participating Preferred Stock. The Company filed a certificate in Delaware eliminating such series from its Certificate of Incorporation.

     The transaction with Chelsey, including the issuance of the Series C Participating Preferred Stock and the newly issued Common Stock to Chelsey, was unanimously approved by the members of the Board of Directors of the Company and the members of the Transactions Committee of the Board of Directors. In addition, Congress executed an amendment to its Loan and Security Agreement with the Company and its subsidiaries in which it consented to the transactions between the Company and Chelsey and received a fee of $150,000. See Note 5.

     Because its Series B Participating Preferred Stock was mandatorily redeemable and thus accounted for as a liability, the Company accounted for the exchange of 1,622,111 outstanding shares of its Series B Participating Preferred Stock held by Chelsey for the issuance of 564,819 shares of newly-created Series C Participating Preferred Stock and 81,857,833 additional shares of Common Stock of the Company to Chelsey in accordance with SFAS No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructuring." As such, the $107.5 million carrying value of the Series B Participating Preferred Stock as of the consummation date of the exchange was compared with the fair value of the Common Stock of approximately $19.6 million issued to Chelsey as of the consummation date and the total maximum potential cash payments of approximately $72.7 million that could be made pursuant to the terms of the Series C Participating Preferred Stock. Since the carrying value, net of issuance costs of approximately $1.3 million, exceeded these amounts by approximately $13.9 million, pursuant to SFAS No. 15, such excess was determined to be a "gain" and the Series C Participating Preferred Stock was recorded at the amount of total potential cash payments (including dividends and other contingent amounts) that could be required pursuant to its terms. Since Chelsey was a significant stockholder at the time of the exchange and, as a result, a related party, the "gain" was recorded in equity.

8.  SERIES C CUMULATIVE PARTICIPATING PREFERRED STOCK

     On November 30, 2003, as part of the Recapitalization, the Company issued to Chelsey 564,819 shares of Series C Participating Preferred Stock. The Series C Participating Preferred Stock has a par value of $.01 per share. The holders of the Series C Participating Preferred Stock are entitled to one hundred votes per share on any matter on which the Common Stock votes and are entitled to one hundred votes per share plus that number of votes as shall equal the dollar value of any accrued, unpaid and compounded dividends with respect to such share. The holders of the Series C Participating Preferred Stock are also entitled to vote as a class on any matter that would adversely affect such Series C Participating Preferred Stock. In addition, in the event that the Company defaults on its obligations under the Certificate of Designations, the Recapitalization Agreement or the Congress Credit Facility, then the holders of the Series C Participating Preferred Stock, voting as a class, shall be entitled to elect twice the number of directors as comprised the Board of Directors on the default date, and such additional directors shall be elected by the holders of record of Series C Participating Preferred Stock as set forth in the Certificate of Designations.

     In the event of the liquidation, dissolution or winding up of the Company, effective through December 31, 2005, the holders of the Series C Participating Preferred Stock are entitled to a liquidation preference of $100 per share or an aggregate amount of $56,481,900. Effective October 1, 2008, the maximum aggregate amount of the liquidation preference is $72,689,337, which would occur if the Company elects to accrue unpaid dividends as mentioned below.

     Commencing January 1, 2006, dividends will be payable quarterly on the Series C Participating Preferred Stock at the rate of 6% per annum, with the preferred dividend rate increasing by 1 1/2% per annum on each anniversary of the dividend commencement date until redeemed. At the Company's option, in lieu of cash dividends, the Company may instead elect to cause accrued and unpaid dividends to compound at a rate equal to 1% higher than the applicable cash dividend rate. The Series C Participating Preferred Stock is entitled to participate ratably with the Common Stock on a share for share basis in any dividends or distributions paid to or with respect to the Common Stock. The right to participate has anti-dilution protection. The Company's credit agreement with Congress currently prohibits the payment of dividends.

     The Series C Participating Preferred Stock may be redeemed in whole and not in part, except as set forth below, at the option of the Company at any time for the liquidation preference and any accrued and unpaid dividends (the "Redemption Price"). The Series C Participating Preferred Stock, if not redeemed earlier, must be redeemed by the Company on January 1, 2009 (the "Mandatory Redemption Date") for the Redemption Price. If the Series C Participating Preferred Stock is not redeemed on or before the Mandatory Redemption Date, or if other mandatory redemptions are not made, the Series C Participating Preferred Stock will be entitled to elect one-half (1/2) of the Company's Board of Directors. Notwithstanding the foregoing, the Company will redeem the maximum number of shares of Series C Participating Preferred Stock as possible with the net proceeds of certain asset and equity sales not required to be used to repay Congress Financial Corporation pursuant to the terms of the 19th Amendment to the Loan and Security Agreement with Congress (as modified by the 29th Amendment to the Loan and Security Agreement), and Chelsey will be required to accept such redemptions.

     Pursuant to the terms of the Certificate of Designations of the Series C Participating Preferred Stock, the Company's obligation to pay dividends on or redeem the Series C Participating Preferred Stock is subject to its compliance with its agreements with Congress.

9.  CAPITAL STOCK

     Richemont Transaction -- On December 19, 2001, as part of the Richemont Transaction, the Company repurchased from Richemont 74,098,759 shares of the Common Stock of the Company held by Richemont. As part of the transaction, Richemont revoked the proxy that it then held to vote 4,289,000 shares of Common Stock, which were owned by a third party.

     Recapitalization -- On November 30, 2003, as part of the Recapitalization with Chelsey, the Company issued 81,857,833 shares of Common Stock to Chelsey.

     General -- At December 27, 2003 and December 28, 2002, there were 222,294,562 and 140,436,729 shares of Common Stock issued and outstanding (including treasury shares), respectively. Additionally, an aggregate of 14,251,446 shares of Common Stock were reserved for issuance pursuant to the exercise of outstanding options at December 27, 2003.

     Treasury stock consisted of 2,120,929 shares of Common Stock at both December 27, 2003 and December 28, 2002, respectively. During fiscal year 2002, the Company retained 20,000 shares of outstanding Common Stock held in escrow on behalf of certain participants in the Company's Executive Equity Incentive Plan whose rights, under the terms of the plan, have expired.

     Dividend Restrictions -- The Company is restricted from paying dividends on its Common Stock or from acquiring its capital stock by certain debt covenants contained in agreements to which the Company is a party.

10.  SEGMENT REPORTING

     In prior years the Company reported two separate operating and reporting segments: direct commerce and B-to-B e-commerce transaction services. In conjunction with the Company's previously announced strategic business realignment program, the Company has (1) terminated an intercompany services agreement effective December 30, 2000, (2) ceased the Desius LLC business operations and (3) closed the leased fulfillment and telemarketing facility in Maumelle, Arkansas. As a result of these actions, the Company's B-to-B revenues from fiscal 2001 and beyond are expected to be reduced and for the foreseeable future will be limited to third party clients serviced by Keystone Internet Services, LLC. Taken in conjunction with the Company's announced intention to direct resources primarily towards growth in core brands, these actions have caused the Company, pursuant to SFAS 131, to report results for the consolidated operations of Hanover Direct, Inc. as one segment commencing in fiscal year 2001.

11.  CHANGES IN MANAGEMENT AND EMPLOYMENT

     Shull Employment Agreement. Effective December 5, 2000, Thomas C. Shull, Meridian Ventures, LLC, a limited liability company controlled by Mr. Shull ("Meridian"), and the Company entered into a Services Agreement (the "December 2000 Services Agreement"). The December 2000 Services Agreement was replaced by a subsequent services agreement, dated as of August 1, 2001 (the "August 2001 Services Agreement"), among Mr. Shull, Meridian and the Company, and a Services Agreement, dated as of December 14, 2001 (the "2001 Services Agreement"), among Mr. Shull, Meridian, and the Company. The 2001 Services Agreement was replaced effective September 1, 2002 by an Employment Agreement between Mr. Shull and the Company, dated as of September 1, 2002, as amended by Amendment No. 1 thereto, dated as of September 1, 2002, Amendment No. 2 thereto, dated as of June 23, 2003, and Amendment No. 3 thereto, dated as of August 3, 2003 (as amended, the "2002 Employment Agreement"), pursuant to which Mr. Shull is employed by the Company as its President and Chief Executive Officer, as described below. The term of the 2002 Employment Agreement began on September 1, 2002 and will terminate on March 31, 2006 (the "2002 Employment Agreement Term").

     Under the 2002 Employment Agreement, Mr. Shull is to receive from the Company base compensation equal to $855,000 per annum, payable at the rate of $71,250 per month, subject to certain exceptions described in the 2002 Employment Agreement ("Base Compensation"). Mr. Shull is to be provided with participation in the Company's employee benefit plans, including but not limited to the Company's Key Executive Eighteen Month Compensation Continuation Plan (the "Change of Control Plan") and its transaction bonus program. The Company is also to reimburse Mr. Shull for his reasonable out-of-pocket expenses incurred in connection with his employment by the Company.

     Under the 2002 Employment Agreement, the Company paid the remaining unpaid $300,000 of Mr. Shull's fiscal 2001 bonus under the Company's 2001 Management Incentive Plan in December 2002. Mr. Shull also received the same bonus amount for fiscal 2002 under the Company's 2002 Management Incentive Plan as all other Level 8 participants (as defined in such plan) received under such plan for such period, subject to all of the terms and conditions applicable generally to Level 8 participants thereunder. Mr. Shull earned an annual bonus for fiscal 2003 under the Company's 2003 Management Incentive Plan consistent with bonuses awarded to other senior executives under such plan. Mr. Shull shall earn an annual bonus for fiscal 2004 under such plan as the Company's Compensation Committee may approve in a manner consistent with bonuses awarded to other senior executives under such plan.

     Under the 2002 Employment Agreement, the Company made two installment payments in September and November 2002 to satisfy the obligation of $450,000 to Mr. Shull previously due to be paid to Meridian on June 30, 2002. In addition, the Company agreed to make two equal lump sum cash payments of $225,000 each to Mr. Shull on March 31, 2003 and September 30, 2004, provided the 2002 Employment Agreement has not terminated due to Willful Misconduct (as defined in the 2002 Employment Agreement) or material breach thereof by Mr. Shull, or Mr. Shull's death or permanent disability. Such payments were to be made notwithstanding any other termination of the Employment Agreement on or prior to such date or as a result of another event constituting a Change of Control. The March 31, 2003 payment was made on or prior to such date. The Recapitalization constituted a "change of control" under the 2002 Employment Agreement and Mr. Shull received a payment in the amount of $225,000 in December 2003 under the terms of the 2002 Employment Agreement, representing an acceleration of the cash payment due in September 2004.

     Under the 2002 Employment Agreement, upon the closing of any transaction which constitutes a "change of control" thereunder, provided that Mr. Shull is then employed by the Company, the Company will be required to make a lump sum cash payment to Mr. Shull on the date of such closing pursuant to the Change of Control Plan, the Company's transaction bonus program and the Company's Management Incentive Plan for the applicable fiscal year. Any such lump sum payment would be in lieu of (i) any cash payment under the 2002 Employment Agreement as a result of a termination thereof upon the first day after the acquisition of the Company (whether by merger or the acquisition of all of its outstanding capital stock) or the tenth day after the sale or any series of sales since April 27, 2001 involving an aggregate of 50% or more of the market value of the Company's assets (for this purpose under the 2002 Employment Agreement, such 50% amount shall be deemed to be $107.6 million), and (ii) the aggregate amount of Base Compensation to which Mr. Shull would have otherwise been entitled through the end of the 2002 Employment Agreement Term. The Recapitalization constituted a "change of control" under the 2002 Employment Agreement and Mr. Shull received payments on December 5, 2003 and December 12, 2003 in the aggregate amount of $1,575,000 under the terms of the 2002 Employment Agreement, representing a $1,350,000 change of control payment and the acceleration of a $225,000 cash payment due in September 2004. These amounts were recorded as compensation to Mr. Shull. Mr. Shull will not be entitled to any additional change of control payments under the 2002 Employment Agreement relating to the Recapitalization transaction.

     Under the 2002 Employment Agreement, additional amounts are payable to Mr. Shull by the Company under certain circumstances upon the termination of the 2002 Employment Agreement. If the termination is on account of the expiration of the 2002 Employment Agreement Term, Mr. Shull shall be entitled to receive such amount of bonus as may be payable pursuant to the Company's applicable bonus plan as well as employee benefits such as accrued vacation and insurance in accordance with the Company's customary practice. If the termination is on account of the Company's material breach of the 2002 Employment Agreement or the Company's termination of the 2002 Employment Agreement where there has been no Willful Misconduct (as defined in the 2002 Employment Agreement) or material breach thereof by Mr. Shull, Mr. Shull shall be entitled to receive (i) a lump sum payment equal to the aggregate amount of Base Compensation to which he would have otherwise been entitled through the end of the 2002 Employment Agreement Term (not to exceed 18 months of such Base Compensation), plus (ii) such additional amount, if any, in severance pay which, when combined with the amount payable pursuant to clause (i) equals

18 months of Base Compensation and such amount of bonus as may be payable pursuant to the Company's 2002 Management Incentive Plan or other bonus plan, as applicable (based upon the termination date and the terms and conditions of the applicable bonus plan), as described in paragraph 4(b), as well as employee benefits such as accrued vacation and insurance in accordance with the Company's customary practice. If the termination is on account of the acquisition of the Company (whether by merger or the acquisition of all of its outstanding capital stock) or the sale or any series of sales since April 27, 2001 involving an aggregate of 50% or more of the market value of the Company's assets (for this purpose under the 2002 Employment Agreement, such 50% amount shall be deemed to be $107.6 million) and the amount realized in the transaction is less than $0.50 per common share (or the equivalent of $0.50 per common share), and if and only if the Change of Control Plan shall not then be in effect, Mr. Shull shall be entitled to receive a lump sum payment equal to the aggregate amount of Base Compensation to which he would have otherwise been entitled through the end of the 2002 Employment Agreement Term. If the termination is on account of the acquisition of the Company (whether by merger or the acquisition of all of its outstanding capital stock) or the sale or any series of sales since April 27, 2001 involving an aggregate of 50% or more of the market value of the Company's assets (for this purpose under the 2002 Employment Agreement, such 50% amount shall be deemed to be $107.6 million) and the amount realized in the transaction equals or exceeds $0.50 per common share (or the equivalent of $0.50 per common share), and if and only if the Change of Control Plan shall not then be in effect, Mr. Shull shall be entitled to receive a lump sum payment equal to the greater of the Base Compensation to which he would have otherwise been entitled through the end of the 2002 Employment Agreement Term or $1,000,000. If the termination is on account of an acquisition or sale of the Company (whether by merger or the acquisition of all of its outstanding capital stock) or the sale or any series of sales since April 27, 2001 involving an aggregate of 50% or more of the market value of the Company's assets (for this purpose under the 2002 Employment Agreement, such 50% amount shall be deemed to be $107.6 million) and the Change of Control Plan shall then be in effect, Mr. Shull shall only be entitled to receive his benefit under the Change of Control Plan. The Recapitalization transaction was deemed a "change of control" for purposes of the 2002 Employment Agreement and the Change of Control Plan. The Company was permitted to make any payments thereunder on the closing of the Recapitalization. Mr. Shull received payments on December 5, 2003 and December 12, 2003 in the aggregate amount of $1,575,000 under the terms of the 2002 Employment Agreement, representing a $1,350,000 change of control payment and the acceleration of a $225,000 cash payment due in September 2004. These amounts were recorded as compensation to Mr. Shull. Mr. Shull will not be entitled to any additional change of control payments under the 2002 Employment Agreement relating to the Recapitalization transaction.

     Under the 2002 Employment Agreement, the Company is required to maintain directors' and officers' liability insurance for Mr. Shull during the 2002 Employment Agreement Term. The Company is also required to indemnify Mr. Shull in certain circumstances.

     Amended Thomas C. Shull Stock Option Award Agreements. During December 2000, the Company entered into a stock option agreement with Thomas C. Shull to evidence the grant to Mr. Shull of an option to purchase 2.7 million shares of the Company's common stock (the "Shull 2000 Stock Option Agreement"). Effective as of September 1, 2002, the Company amended the Shull 2000 Stock Option Agreement to (i) extend the final expiration date for the stock option under the Shull 2000 Stock Option Agreement to June 30, 2005, and (ii) replace all references therein to the December 2000 Services Agreement with references to the 2002 Employment Agreement. Effective as of August 3, 2003, the 2002 Employment Agreement was amended to extend the final expiration date for the stock option under the Shull 2000 Stock Option Agreement to March 31, 2006.

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

     Amended Thomas C. Shull Transaction Bonus Letter.  During May 2001, Thomas
C. Shull entered into a letter agreement with the Company (the "Shull Transaction Bonus Letter") under which he would be paid a bonus on the occurrence of certain transactions involving the sale of certain of the Company's businesses. Effective as of September 1, 2002, the Company has amended the Shull Transaction Bonus Letter to (i) increase the amount of Mr. Shull's agreed to base salary for purposes of the transaction bonus payable thereunder from $600,000 to $900,000, and (ii) replace all references therein to the December 2000 Services Agreement with references to the 2002 Employment Agreement.

     The Recapitalization transaction was deemed a "change of control" for purposes of the Shull Transaction Bonus Letter. The Company was permitted to make any payments thereunder on or after the closing of the Recapitalization. Mr. Shull received an additional $450,000 payment on December 5, 2003 under the terms of the Shull Transaction Bonus Letter.

     Issuance of Stock Options. On August 8, 2002, the Company issued options to purchase 3,750,000 shares of the Company's Common Stock to certain Management Incentive Plan ("MIP") Level 7 and 8 employees, including various executive officers, at a price of $0.24 per share and services rendered under the Company's 2000 Management Stock Option Plan. In addition, on August 8, 2002, the Company authorized the President to grant options to purchase up to an aggregate of 1,045,000 and 1,366,000 shares of the Company's Common Stock to certain MIP Level 4 and MIP Level 5 and 6 employees, respectively, at a price of $0.24 per share and services rendered under the Company's 2000 Management Stock Option Plan.

     On October 2, 2002, the Company issued options to purchase 600,000 shares of the Company's Common Stock to an Executive Vice President at a price of $0.27 per share and services rendered under the Company's 2000 Management Stock Option Plan.

     On September 29, 2003, the Company issued options to purchase an aggregate of 100,000 shares of the Company's Common Stock to two newly-elected Board members at a price of $0.27 per share and services rendered.

     On August 1, 2003, the Company issued options to purchase an aggregate of 210,000 shares of the Company's Common Stock to the then existing six board members at a price of $0.25 per share and services rendered and options to purchase 35,000 shares at a price of $0.25 per share and services rendered to a consultant to the Company per their agreement.

     On July 29, 2003, the Company issued options to purchase an aggregate of 100,000 shares of the Company's Common Stock to two newly-elected Board members at a price of $0.25 per share and services rendered.

     Charles F. Messina. During September 2002, Charles F. Messina resigned as Executive Vice President, Chief Administrative Officer and Secretary of the Company. In connection with such resignation, the Company and Mr. Messina entered into a severance agreement dated September 30, 2002 providing for cash payments of $884,500 and other benefits which were accrued in the fourth quarter of 2002.

     Brian C. Harriss. Brian C. Harriss was appointed as Executive Vice President, Human Resources and Legal and Secretary of the Company effective December 2, 2002 and as Executive Vice President, Finance and Administration effective November 11, 2003. Prior to January 2002, Mr. Harriss had served the Company as Executive Vice President and Chief Financial Officer. In connection with the December 2002 appointment, Mr. Harriss and the Company terminated a severance agreement entered into during January 2002 at the time of Mr. Harriss' resignation from the Company during January 2002, and Mr. Harriss waived his rights to certain payments under such severance agreement. Effective February 15, 2004, the position of Executive Vice President, Finance and Administration was eliminated in connection with the Company's ongoing strategic business realignment program. In connection with such change, Mr. Harriss and the Company entered into a severance agreement dated February 15, 2004 providing for $545,000 of cash payments, as well as other benefits that were accrued and paid in the first quarter of 2004. Mr. Harriss is also entitled to receive a payment under the Company's 2003 Management Incentive Plan.

     Chief Financial Officer. On November 3, 2003, Charles E. Blue was appointed Chief Financial Officer of the Company effective November 11, 2003, replacing Edward M. Lambert as Chief Financial Officer effective on such date in connection with the Company's ongoing strategic business realignment program. Mr. Blue joined the Company in 1999 and had most recently served as Senior Vice President, Finance, a position eliminated by the strategic business realignment program. Mr. Lambert continued to serve as Executive Vice President of the Company until January 2, 2004. In connection with such change, Mr. Lambert and the Company entered into a severance agreement dated November 4, 2003 providing for $640,000 of cash payments, as well as other benefits that were accrued and paid in the fourth quarter of 2003. Mr. Lambert is also entitled to receive a payment under the Company's 2003 Management Incentive Plan.

     Other Executives. In October 2002, the Company entered into arrangements with Edward M. Lambert, Brian C. Harriss and Michael D. Contino (the "Compensation Continuation Agreements") pursuant to which it agreed to provide eighteen months of severance pay, COBRA reimbursement and Exec-U-Care plan coverage in the event their employment with the Company was terminated either by the Company other than "For Cause" or by them "For Good Reason" (as such terms are defined). On November 6, 2002, the Company also entered into a Compensation Continuation Agreement with Frank Lengers pursuant to which it agreed to provide twelve months of severance pay, COBRA reimbursement and Exec-U-Care plan coverage in the event his employment with the Company was terminated either by the Company "For Cause" or by Mr. Lengers "For Good Reason" (as such terms are defined).

     Hanover Direct, Inc. Key Executive Eighteen-Month Compensation Continuation Plan. Effective April 27, 2001, the Company terminated the Hanover Direct, Inc. Key Executive Thirty-Six Month Compensation Continuation Plan and the Hanover Direct, Inc. Key Executive Twenty-Four Month Compensation Plan. Effective April 27, 2001, the Company established the Hanover Direct, Inc. Key Executive Eighteen Month Compensation Continuation Plan (the "Executive Plan") for its Chief Executive Officer, corporate executive vice presidents, corporate senior vice presidents, strategic unit presidents, and other employees selected by its Chief Executive Officer. The purpose of the Executive Plan is to attract and retain key management personnel by reducing uncertainty and providing greater personal security in the event of a Change of Control. For purposes of the Executive Plan, a "Change of Control" will occur: (i) when any person becomes, through an acquisition, the beneficial owner of shares of the Company having at least 50% of the total number of votes that may be cast for the election of directors of the Company (the "Voting Shares"); provided, however, that the following acquisitions shall not constitute a Change of Control: (a) if a person owns less than 50% of the voting power of the Company and that person's ownership increases above 50% solely by virtue of an acquisition of stock by the Company, then no Change of Control will have occurred, unless and until that person subsequently acquires one or more additional shares representing voting power of the Company; or (b) any acquisition by a person who as of the date of the establishment of the Executive Plan owned at least 33% of the Voting Shares;
(ii)(a) notwithstanding the foregoing, a Change of Control will occur when the stockholders of the Company approve any of the following (each, a "Transaction"): (I) any reorganization, merger, consolidation or other business combination of the Company; (II) any sale of 50% or more of the market value of the Company's assets (for this purpose, 50% is deemed to be $107.6 million); or
(III) a complete liquidation or dissolution of the Company; (b) notwithstanding
(ii)(a), stockholder approval of either of the following types of Transactions will not give rise to a Change of Control: (I) a Transaction involving only the Company and one or more of its subsidiaries; or (II) a Transaction immediately following which the stockholders of the Company immediately prior to the Transaction continue to have a majority of the voting power in the resulting entity; (iii) when, within any 24-month period, persons who were directors of the Company (each, a "Director") immediately before the beginning of such period (the "Incumbent Directors") cease (for any reason other than death or disability) to constitute at least a majority of the Board of Directors or the board of directors of any successor to the Company (for purposes of (iii), any Director who was not a Director as of the effective date of the Executive Plan will be deemed to be an Incumbent Director if such Director was elected to the Board of Directors by, or on the recommendation of, or with the approval of, at least a majority of the members of the Board of Directors or the nominating committee who, at the time of the vote, qualified as Incumbent Directors either actually or by prior operation of (iii), and any persons (and their successors from time to time) who are designated by a holder of 33% or more of the Voting Shares to stand for election and serve as Directors in lieu of other such designees serving as Directors on the effective date of the Executive Plan shall be considered Incumbent Directors. Notwithstanding the foregoing, any director elected to the Board of Directors to avoid or settle a threatened or actual proxy contest shall not, under any circumstances, be deemed to be an Incumbent Director); or (iv) when the Company sells, assigns or transfers more than 50% of its interest in, or the assets of, one or more of its subsidiaries (each, a "Sold Subsidiary" and, collectively, the "Sold Subsidiaries"); provided, however, that such a sale, assignment or transfer will constitute a Change of Control only for: (a) the Executive Plan participants who are employees of that Sold Subsidiary; and (b) the Executive Plan participants who are employees of a direct or indirect parent company of one or more Sold Subsidiaries, and then only if: (I) the gross assets of such parent company's Sold Subsidiaries constitute more than 50% of the gross assets of such parent company (calculated on a consolidated basis with the direct and indirect subsidiaries of such parent company and with reference to the most recent balance sheets of the Sold Subsidiaries and the parent company); (II) the property, plant and equipment of such parent company's Sold Subsidiaries constitute more than 50% of the property, plant and equipment of such parent company (calculated on a consolidated basis with the direct and indirect subsidiaries of such parent company and with reference to the most recent balance sheets of the Sold Subsidiaries and the parent company); or (III) in the case of a publicly-traded parent company, the ratio (as of the date a binding agreement for the sale is entered) of (x) the capitalization (based on the sale price) of such parent company's Sold Subsidiaries, to (y) the market capitalization of such parent company, is greater than 0.50. (For purposes of (iv), a Transaction shall be deemed to involve the sale of more than 50% of a company's assets if: (a) the gross assets being sold constitute more than 50% of the gross assets of the Company as stated on the most recent balance sheet of the Company; (b) the property, plant and equipment being sold constitute more than 50% of the property, plant and equipment of the Company as stated on the most recent balance sheet of the Company; or (c) in the case of a publicly-traded company, the ratio (as of the date a binding agreement for the sale is entered) of (x) the capitalization (based on the sale price) of the division, subsidiary or business unit being sold, to (y) the market capitalization of the Company, is greater than 0.50. For purposes of this (iv), no Change of Control will be deemed to have occurred if, immediately following a sale, assignment or transfer by the Company of more than 50% of its interest in, or the assets of, a Sold Subsidiary, any stockholder of the Company owning 33% or more of the voting power of the Company immediately prior to such transactions, owns no less than the equivalent percentage of the voting power of the Sold Subsidiary.)

     Under the Executive Plan, an Executive Plan participant shall be entitled to Change of Control Benefits under the Executive Plan solely if there occurs a Change of Control (which occurred on the closing of the Recapitalization) and thereafter the Company terminates his/her employment other than For Cause (as defined in the Executive Plan) or the participant voluntarily terminates his/her employment with the Company For Good Reason (as defined in the Executive Plan), in either case, solely during the 2-year period immediately following the Change of Control. A participant will not be entitled to Change of Control Benefits under the Executive Plan if: (i) he/she voluntarily terminates his/her employment with the Company or has his/her employment with the Company terminated by the Company, in either case, prior to a Change of Control, (ii) he/she voluntarily terminates employment with the Company following a Change of Control but other than For Good Reason, (iii) he/she is terminated by the Company following a Change of Control For Cause, (iv) has his/her employment with the Company terminated solely on account of his/her death, (v) he/she voluntarily or involuntarily terminates his/her employment with the Company following a Change of Control as a result of his/her Disability (as defined in the Executive Plan), or (vi) his/her employment with the Company is terminated by the Company upon or following a Change of Control but where he/she receives an offer of comparable employment, regardless of whether the participant accepts the offer of comparable employment.

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

     The Recapitalization transaction was a "Change of Control" for purposes of the Executive Plan.

     Hanover Direct, Inc. Directors Change of Control Plan. Effective May 3, 2001, the Company's Board of Directors established the Hanover Direct, Inc. Directors Change of Control Plan (the "Directors Plan") for all Directors of the Company except for (i) any Director who is also an employee of the Company for purposes of the Federal Insurance Contributions Act; or (ii) any persons (and their successors from time to time) who are designated by a holder of thirty-three percent (33%) or more of the Voting Shares to stand for election and serve as a Director. For purposes of the Directors Plan, a "Change of Control" will occur upon the occurrence of the first of any of the events specified in item (i), (ii) or (iii) of the definition of "Change in Control" under the Executive Plan, as discussed above.

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

     The Recapitalization transaction was a "Change of Control" for purposes of the Directors Plan. The Company was permitted to make all payments thereunder on or after the closing of the Recapitalization. On December 18, 2003, each of the eight non-employee directors (Messrs. Brown, James, Krushel, Sonnenfeld, Masson, Regan, Garten and Edelman) received a payment in the amount of $87,000 under the terms of the Directors Plan.

     Change in Control Payments. Pursuant to the Recapitalization Agreement, upon completion of the Recapitalization, there was a "change in control" of the Company for purposes of all of the Company's existing Compensation Continuation (Change of Control) Plans, including the Directors Change of Control Plan, the Employment Agreement, dated as of September 1, 2002, as amended, between the Company and Mr. Shull and the Transaction Bonus Letters between the Company and the following executive officers: Mr. Shull, Mr. Contino and Mr. Harriss. Mr. Shull received payments on December 5, 2003 and December 12, 2003 in the aggregate amount of $1,575,000 under the terms of the 2002 Employment Agreement. See "Employment Contracts, Termination of Employment and Change-in-Control Arrangements -- 2002 Employment Agreement." In December 2003, Messrs. Shull, Harriss and Contino received payments in the amount of $450,000, $168,500 and $193,500, respectively, under the terms of the Transaction Bonus Letters to which they are a party. See "Employment Contracts, Termination of Employment and Change-in-Control Arrangements -- Transaction Bonus Letters." On December 18, 2003, each of the eight non-employee directors (Messrs. Brown, James, Krushel, Sonnenfeld, Masson, Regan, Garten and Edelman) received a payment in the amount of $87,000 under the terms of the Hanover Direct, Inc. Directors Change of Control Plan. See "Employment Contracts, Termination of Employment and Change-in-Control Arrangements -- Hanover Direct, Inc. Directors Change of Control Plan." All of such amounts were treated as compensation to the recipients.

     Transaction Bonus Letters. During May 2001, each of Thomas C. Shull, Jeffrey Potts, Brian C. Harriss and Michael D. Contino, and during November 2002, each of Edward M. Lambert and Brian C. Harriss (each, a "Participant") entered into a letter agreement with the Company (a "Transaction Bonus Letter") under which the Participant would be paid a bonus on the occurrence of certain transactions involving the sale of certain of the Company's businesses. In addition, Mr. Shull is a party to a "Letter Agreement" with the Company, dated April 30, 2001, pursuant to which, following the termination of the December 2000 Services Agreement, in the event he is terminated without cause during any period of his continued employment as the Chief Executive Officer of the Company, he shall be paid one year of his annual base salary (the "Shull Termination Payment"). Effective June 1, 2001, the Company amended the Executive Plan to provide that, notwithstanding anything to the contrary contained in the Executive Plan, Section 10.2 of the Executive Plan shall not be effective with respect to the payment of (i) a Participant's "Transaction Bonuses," and/or (ii) the Shull Termination Payment. The payment of any such "Transaction Bonus" to any of the Participants, and/or the payment of the Shull Termination Payment, shall be paid in addition to, and not in lieu of, any Change of Control Benefit payable to any Participant or Mr. Shull pursuant to the terms of the Executive Plan. In conjunction with his resignation as Executive Vice President and Chief Financial Officer, Mr. Harriss released any claims that he may have against the Company under his May 2001 Transaction Bonus Letter, although he entered into a new Transaction Bonus Letter in November 2002. The remaining Transaction Bonus Letters (with Messrs. Shull, Harriss and Contino), other than the Transaction Bonus Letter with Messrs. Potts, Messina and Lambert, remain in effect.

     The Recapitalization transaction was deemed a "change of control" for purposes of the Transaction Bonus Letters. The Company was permitted to make all payments thereunder on the closing of the Recapitalization. On December 5 and 12, 2003, Messrs. Shull, Harriss and Contino received payments in the aggregate amount of $450,000, $168,500 and $193,500, respectively, under the terms of the Transaction Bonus Letters to which they are a party. Mr. Lambert did not receive any bonus payment in connection with the Recapitalization under the terms of the Transaction Bonus Letter to which he is a party because he waived his rights thereunder pursuant to his severance agreement with the Company.

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

     2002 Directors' Option Plan. Effective January 1, 2003, the 2002 Stock Option Plan for Directors was amended to increase the annual service award for Directors who are not employees of the Company from 25,000 to 35,000 options to purchase shares of Common Stock. In November 2003, the 2002 Stock Option Plan for Directors was amended to increase the maximum number of shares of Common Stock that may be delivered or purchased under the plan from 500,000 to 900,000.

     Stock Option Plans. Pursuant to the Company's Compensation Continuation (Change of Control) Plans, upon the closing of the Recapitalization, all stock options previously granted pursuant to the Company's stock option plans to the Participants under such Change of Control Plans by the Company became fully exercisable as of November 30, 2003 (the closing date of the Recapitalization), whether or not otherwise exercisable and vested as of that date.

     Salary Reduction. The Company effected salary reductions of 5% of base pay for participants in its 2003 Management Incentive Plan, including Executive Officers, effective with the pay period starting August 3, 2003. These salary reductions are being restored to those participants at or below the Vice-President level effective March 28, 2004.

     Vacation and Sick Policies. During June 2003, the Company established and implemented a new Company-wide vacation and sick policy applicable to all employees, including Executive Officers, to better administer vacation and sick benefits (see Note 1 of the Consolidated Financial Statements).

     Michael D. Contino. In January 1998, the Company made a $75,000 non-interest bearing loan to Michael D. Contino, currently the Company's Executive Vice President and Chief Operating Officer, for the purchase by Mr. Contino of a new principal residence in the state of New Jersey. The terms of the loan agreement, as amended, included a provision for the Company to forgive the original amount of the principal on the fifth anniversary of the loan. The loan was secured by the residence that the proceeds were used to purchase. The loan was forgiven in full in accordance with its terms during January 2003. In addition to the loan forgiveness, the Company paid all applicable withholding taxes totaling $64,063.

     Martin L. Edelman. Mr. Edelman resigned as a member of the Board of Directors and the Committees thereof on which he served effective February 15, 2004.

12.  EMPLOYEE BENEFIT PLANS

     The Company maintains several defined contribution (401-k) plans that are available to all employees of the Company and provide employees with the option of investing in the Company's Common Stock. The Company matches a percentage of employee contributions to the plans up to $10,000. Matching contributions for all plans were $0.5 million, $0.5 million and $0.6 million for fiscal years 2003, 2002 and 2001, respectively.

13.  INCOME TAXES

     At December 27, 2003, the Company had net operating loss carryforwards ("NOLs") totaling $356.9 million, which expire between 2004 and 2023. On May 19, 2003 the Company had a change in control, as defined by Internal Revenue Code
Section 382. The Company's available NOLs consist of $355.6 million of NOLs subject to a $3.0 million annual limitation under Section 382 and $1.3 million of NOLs not subject to a limitation. The unused portion of the $3.0 million annual limitation for any year may be carried forward to succeeding years to increase the annual limitation for those succeeding years. At December 27, 2003, $59.5 million of NOLs are utilizable prior to expiration and the remaining $297.4 million of NOLs may expire unused.

     SFAS 109 requires management to assess the realizability of the Company's deferred tax assets. Realization of the future tax benefits is dependent, in part, on the Company's ability to generate taxable income within the carry forward period and the periods in which net temporary differences reverse. Future levels of operating income and taxable income are dependent upon general economic conditions, competitive pressures on sales and margins, postal and other delivery rates, and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of NOLs and reversals of temporary differences. Based upon the Company's assessment of these factors, including its history of past losses and future operating plans, management has reduced its estimate of the NOLs that it believes the Company will be able to utilize. Management believes that the $3.7 million deferred tax asset (excluding the $3.7 million deferred tax liability), as of December 27, 2003, represents a "more-likely-than-not" estimate of the future utilization of the NOLs and the reversal of temporary differences. The valuation allowance increased by $4.5 million in 2003 and $6.4 million in 2002. Management will continue to routinely evaluate the likelihood of future profits and the necessity of future adjustments to the valuation allowance.

     The Company's Federal income tax provision consists of $11.3 million of deferred income tax for 2003, $3.7 million of deferred income tax for 2002 and zero for fiscal 2001. The Company's current state income tax provision was $28,000 in 2003, $91,000 in 2002 and $120,000 in 2001.

     The components of the net deferred tax asset at December 27, 2003 are as follows (in millions):

                                                        2003                         2002
                                             --------------------------   --------------------------
                                                        NON-                         NON-
                                             CURRENT   CURRENT   TOTAL    CURRENT   CURRENT   TOTAL
                                             -------   -------   ------   -------   -------   ------
DEFERRED TAX ASSETS
Federal tax NOL and business tax credit
  carry forwards...........................   $ 1.9    $123.1    $125.0    $ 1.7    $127.5    $129.2
Allowance for doubtful accounts............     0.4        --       0.4      0.5        --       0.5
Inventories................................     0.2        --       0.2      0.2        --       0.2
Property and equipment.....................      --       5.1       5.1       --       4.1       4.1
Mailing lists and trademarks...............      --       0.3       0.3       --       0.3       0.3
Accrued liabilities........................     1.2        --       1.2      4.3       0.7       5.0
Customer prepayments and credits...........     1.5        --       1.5      1.6        --       1.6
Deferred gain on sale of Improvements
  catalog..................................      --        --        --      0.7        --       0.7
Deferred rent credits......................     1.0       1.5       2.5       --       1.5       1.5
Other......................................      --        --        --      0.4        --       0.4
                                              -----    ------    ------    -----    ------    ------
Total......................................     6.2     130.0     136.2      9.4     134.1     143.5
Valuation allowance........................     6.0     126.5     132.5      7.6     120.4     128.0
                                              -----    ------    ------    -----    ------    ------
Deferred tax asset, net of valuation
  allowance................................     0.2       3.5       3.7      1.8      13.7      15.5
                                              -----    ------    ------    -----    ------    ------
DEFERRED TAX LIABILITIES
Prepaid catalog costs......................    (2.4)       --      (2.4)    (2.9)       --      (2.9)
Excess of net assets of acquired
  business.................................      --      (1.3)     (1.3)      --      (1.3)     (1.3)
                                              -----    ------    ------    -----    ------    ------
Deferred tax liability.....................    (2.4)     (1.3)     (3.7)    (2.9)     (1.3)     (4.2)
                                              -----    ------    ------    -----    ------    ------
Net deferred tax (liability) asset.........   $(2.2)   $  2.2    $  0.0    $(1.1)   $ 12.4    $ 11.3
                                              =====    ======    ======    =====    ======    ======

     The Company's effective tax rate for the three fiscal years presented differs from the Federal statutory income tax rate due to the following:

                                                                 2003         2002         2001
                                                              PERCENT OF   PERCENT OF   PERCENT OF
                                                               PRE-TAX      PRE-TAX      PRE-TAX
                                                                 LOSS         LOSS         LOSS
                                                              ----------   ----------   ----------
Tax benefit at Federal statutory rate.......................    (35.0)%      (35.0)%      (35.0)%
State and local taxes, net of Federal benefit...............      0.4          1.1          0.5
Permanent differences:
  $1 million salary limit and stock option compensation.....     29.6         23.9          3.4
  Non-deductible interest expense on Series B Preferred
     Stock..................................................     62.2           --           --
  Other permanent differences...............................     (3.6)         4.0          0.8
Change in valuation allowance...............................    224.7         77.0         31.1
                                                                -----        -----        -----
Tax expense at effective tax rate...........................    278.3%        71.0%         0.8%
                                                                =====        =====        =====

14.  LEASES

     Certain leases to which the Company is a party provide for payment of real estate taxes and common area maintenance by the Company. Most leases are accounted for as operating leases and include various renewal options with specified minimum rentals. Rental expense for operating leases related to ongoing operations, net of sublease income, was as follows (in thousands):

                                                                     YEAR ENDED
                                                              -------------------------
                                                               2003     2002     2001
                                                              ------   ------   -------
Minimum rentals by lease type:
  Land and building.........................................  $4,798   $4,682   $ 6,030
  Computer equipment........................................   1,359    3,516     4,510
  Plant, office and other...................................     548      446       500
                                                              ------   ------   -------
Minimum rentals.............................................  $6,705   $8,644   $11,040
Sublease income.............................................      --      (53)      (22)
                                                              ------   ------   -------
Net minimum rentals.........................................  $6,705   $8,591   $11,018
                                                              ======   ======   =======

     Future minimum lease payments under non-cancelable operating leases relating to ongoing operations, by lease type, that have initial or remaining terms in excess of one year, together with the present value of the net minimum lease payments as of December 27, 2003, are as follows and which extend to 2010 (in thousands):

                                                        LAND
                                                         AND      COMPUTER    PLANT OFFICE
YEAR ENDING                                           BUILDINGS   EQUIPMENT    AND OTHER      TOTAL
-----------                                           ---------   ---------   ------------   -------
  2004..............................................   $ 4,571      $374          $452       $ 5,397
  2005..............................................     2,665       130           169         2,964
  2006..............................................     1,937         9            46         1,992
  2007..............................................     1,868        --            12         1,880
  2008..............................................     1,844        --            --         1,844
  Thereafter (extending to 2010)....................     2,142        --            --         2,142
                                                       -------      ----          ----       -------
          Total minimum lease payments..............   $15,027      $513          $679       $16,219
                                                       =======      ====          ====       =======

     The Company leases certain machinery and equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheet as Furniture, fixtures and equipment and was $1,505,312 and $46,162 at December 27, 2003 and December 28, 2002, respectively. Accumulated amortization of the leased equipment at December 27, 2003 and December 28, 2002 was $434,661 and $4,098, respectively. The future minimum lease payments as of December 27, 2003 are as follows (in thousands):

YEAR ENDING                                                   TOTAL
-----------                                                   ------
  2004......................................................  $  734
  2005......................................................     317
  2006......................................................      49
  2007......................................................       4
                                                              ------
          Total minimum lease payments......................  $1,104
  Less:
     Amount representing interest...........................     (72)
                                                              ------
  Present value of net minimum lease payments...............   1,032
  Less:
     Current maturities of capital lease obligations........    (679)
                                                              ------
  Long-term capital lease obligations.......................  $  353
                                                              ======

     The Company has established reserves for certain future minimum lease payments under noncancelable operating leases due to restructuring of business operations related to such leases. The future commitments under such leases, net of related sublease income under noncancelable subleases, as of December 27, 2003 are as follows (in thousands):

                                                              MINIMUM
                                                               LEASE      SUBLEASE    NET LEASE
YEAR ENDING                                                 COMMITMENTS    INCOME    COMMITMENTS
-----------                                                 -----------   --------   -----------
  2004....................................................    $2,943      $  (987)     $1,956
  2005....................................................     1,624         (423)      1,201
  2006....................................................     1,002         (196)        806
  2007....................................................     1,002         (119)        883
  2008....................................................     1,003         (120)        883
  Thereafter (extending to 2010)..........................     1,170         (140)      1,030
                                                              ------      -------      ------
          Total minimum lease payments....................    $8,744      $(1,985)     $6,759
                                                              ======      =======      ======

     The future minimum lease payments under non-cancelable leases that remain from the Company's discontinued restaurant operations as of December 27, 2003 as follows (in thousands):

                                                              MINIMUM
                                                               LEASE     SUBLEASE
YEAR ENDING                                                   PAYMENTS    INCOME
-----------                                                   --------   --------
  2004......................................................    $481      $(434)
  2005......................................................     385       (359)
  2006......................................................      72       (100)
                                                                ----      -----
          Total minimum lease payments......................    $938      $(893)
                                                                ====      =====

15.  STOCK-BASED COMPENSATION PLANS

     The Company has established several stock-based compensation plans for the benefit of its officers and employees. As discussed in the Summary of Significant Accounting Policies (Note 1), the Company applies the fair-value-based methodology of SFAS No. 123 and, accordingly, has recorded stock compensation expense of $1.1 million, $1.3 million and $1.8 million for fiscal 2003, 2002 and 2001, respectively. The information below details each of the Company's stock compensation plans, including any changes during the years presented.

     1999 Stock Option Plan for Directors -- During August 1999, the Board of Directors adopted the 1999 Stock Option Plan for Directors providing stock options to purchase shares of Common Stock of the Company to certain eligible directors who were neither employees of the Company nor non-resident aliens (the "Directors' Option Plan"). The Directors' Option Plan was ratified by the Company's shareholders at the 2000 Annual Meeting of Shareholders. The Company may issue stock options to purchase up to 700,000 shares of Common Stock to eligible directors at an exercise price equal to the fair market value as of the date of grant. An eligible director shall receive a stock option grant to purchase 50,000 shares of Common Stock as of the effective date of his/her initial appointment or election to the Board of Directors. Furthermore, on each Award Date, defined as August 4, 2000 or August 3, 2001, eligible directors were granted stock options to purchase an additional 10,000 shares of Common Stock. Stock options granted have terms of 10 years and shall vest and become exercisable over three (3) years from the date of grant. Payment for shares purchased upon exercise of options shall be in cash or stock of the Company.

     Options outstanding, granted and the weighted average exercise prices under the Directors' Option Plan are as follows:

                      1999 STOCK OPTION PLAN FOR DIRECTORS

                                         2003                  2002                   2001
                                  -------------------   -------------------   --------------------
                                             WEIGHTED              WEIGHTED               WEIGHTED
                                             AVERAGE               AVERAGE                AVERAGE
                                             EXERCISE              EXERCISE               EXERCISE
                                   SHARES     PRICE      SHARES     PRICE      SHARES      PRICE
                                  --------   --------   --------   --------   ---------   --------
Options outstanding, beginning
  of period.....................   420,000    $1.62      370,000    $1.78       420,000    $2.13
     Granted....................        --       --       50,000      .38        80,000      .30
     Exercised..................        --       --           --       --            --       --
     Forfeited..................        --       --           --       --      (130,000)    1.98
                                  --------              --------              ---------
Options outstanding, end of
  period........................   420,000    $1.62      420,000    $1.62       370,000    $1.78
                                  ========    =====     ========    =====     =========    =====
Options exercisable, end of
  period........................   366,667    $1.80      316,667    $2.02       253,332    $2.15
                                  ========    =====     ========    =====     =========    =====
Weighted average fair value of
  options granted...............  $     --              $    .29              $     .22
                                  ========              ========              =========

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions for grants in fiscal 2002 and 2001 under the Directors' Option Plan were as follows: risk-free interest rate of 4.70% and 4.88%, expected volatility of 89.28% and 83.93%, expected life of six years, and no expected dividends.

     The following table summarizes information about stock options outstanding at December 27, 2003 under the Directors' Option Plan:

                      1999 STOCK OPTION PLAN FOR DIRECTORS

                                                  OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                          ------------------------------------   ----------------------
                                                         WEIGHTED
                                                          AVERAGE     WEIGHTED                 WEIGHTED
                                                         REMAINING    AVERAGE                  AVERAGE
                                            NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES                           OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
---------------                           -----------   -----------   --------   -----------   --------
    $0.20...............................     20,000         7.6        $ .20        16,667      $ .20
    $0.36...............................     50,000         7.6        $ .36        33,333      $ .36
    $0.38...............................     50,000         8.0        $ .38        16,667      $ .38
    $1.00...............................     50,000         2.9        $1.00        50,000      $1.00
    $2.35...............................    250,000         2.5        $2.35       250,000      $2.35
                                            -------                                -------
                                            420,000         4.0        $1.62       366,667      $1.80
                                            =======         ===        =====       =======      =====

     2002 Stock Option Plan for Directors -- During 2002, the Board of Directors adopted the 2002 Stock Option Plan for Directors providing stock options to purchase shares of Common Stock of the Company to certain non-employee directors (the "2002 Directors' Option Plan"). The 2002 Directors' Option Plan was ratified by the Company's shareholders at the 2002 Annual Meeting of Shareholders and was amended during November 2002 and again in November 2003. The Company may issue stock options to purchase up to 900,000 shares of Common Stock to eligible directors at an exercise price equal to the fair market value as of the date of grant. An eligible director shall receive a stock option grant to purchase 50,000 shares of Common Stock as of the effective date of his/her initial appointment or election to the Board of Directors. On each Award Date, defined as August 2, 2002, August 1, 2003, or August 3, 2004, eligible directors are to be granted stock options to purchase additional shares of Common Stock. On August 2, 2002, each eligible director was granted stock options to purchase an additional 25,000 shares of Common Stock. For the August 1, 2003 and August 3, 2004 Award Dates, each eligible director is to be granted stock options to purchase an additional 35,000 shares of Common Stock. Stock options granted have terms of 10 years and shall vest and become exercisable over three (3) years from the date of grant; however, due to the change in control effective November 18, 2003, certain options fully vested and became exercisable immediately. Payment for shares purchased upon exercise of options shall be in cash or stock of the Company.

     Options outstanding, granted and the weighted average exercise prices under the 2002 Directors' Option Plan are as follows:

                      2002 STOCK OPTION PLAN FOR DIRECTORS

                                                              2003                  2002
                                                       -------------------   -------------------
                                                                  WEIGHTED              WEIGHTED
                                                                  AVERAGE               AVERAGE
                                                                  EXERCISE              EXERCISE
                                                        SHARES     PRICE      SHARES     PRICE
                                                       --------   --------   --------   --------
Options outstanding, beginning of period.............   100,000     $.23           --     $ --
     Granted.........................................   610,000      .24      100,000      .23
     Exercised.......................................        --       --           --       --
     Forfeited.......................................        --       --           --       --
                                                       --------              --------
Options outstanding, end of period...................   710,000     $.24      100,000     $.23
                                                       ========     ====     ========     ====
Options exercisable, end of period...................   471,666     $.24           --     $ --
                                                       ========     ====     ========     ====
Weighted average fair value of options granted.......  $    .18              $    .16
                                                       ========              ========

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions for grants in fiscal 2003 and 2002 under the 2002 Directors' Option Plan were as follows: risk-free interest rate of 3.64% and 3.76%, respectively, expected volatility of 90.74% and 89.36%, respectively, expected life of six years, and no expected dividends.

     The following table summarizes information about stock options outstanding at December 27, 2003 under the 2002 Directors' Option Plan:

                      2002 STOCK OPTION PLAN FOR DIRECTORS

                                                  OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                          ------------------------------------   ----------------------
                                                         WEIGHTED
                                                          AVERAGE     WEIGHTED                 WEIGHTED
                                                         REMAINING    AVERAGE                  AVERAGE
                                            NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
EXERCISE PRICE                            OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
--------------                            -----------   -----------   --------   -----------   --------
    $.20................................     50,000         9.0         $.20        50,000       $.20
    $.22................................    150,000         9.9         $.22       100,000       $.22
    $.23................................    100,000         8.6         $.23        66,666       $.23
    $.25................................    310,000         9.6         $.25       155,000       $.25
    $.27................................    100,000         9.8         $.27       100,000       $.27
                                            -------                                -------
                                            710,000         9.5         $.24       471,666       $.24
                                            =======         ===         ====       =======       ====

     1993 Executive Equity Incentive Plan -- In December 1992, the Board of Directors adopted the 1993 Executive Equity Incentive Plan (the "Incentive Plan"). The Incentive Plan was approved by the Company's shareholders at the 1993 Annual Meeting of Shareholders. The Incentive Plan encouraged executives to acquire and retain a significant ownership stake in the Company. Under the Incentive Plan, executives were given an opportunity to purchase shares of Common Stock with up to 80% of the purchase price financed with a six-year full recourse Company loan, which bore interest at the mid-term applicable federal rate as determined by the Internal Revenue Service. The Incentive Plan participants purchased shares of Common Stock at prices ranging from $0.69 to $4.94, with the Company accepting notes bearing interest at rates ranging from 5.00% to 7.75%. For each share of stock an employee purchased, he/she received stock options to acquire two additional shares of Common Stock, up to a maximum of 250,000 shares in the aggregate. The stock options, which were granted by the Compensation Committee of the Board of Directors, vested after three years and expired after six years. On December 31, 1996, the Incentive Plan was terminated in accordance with its terms, and no additional Common Stock was purchased or stock options granted. As of December 27, 2003 and December 28, 2002, no stock options remained outstanding or exercisable related to the Incentive Plan.

     Changes to the notes receivable principal balances related to the Incentive Plan are as follows:

                      1993 EXECUTIVE EQUITY INCENTIVE PLAN

                                                                2003       2002       2001
                                                              --------   --------   --------
Notes Receivable balance, beginning of period...............  $269,400   $313,400   $324,400
Payments....................................................        --         --         --
Forfeitures.................................................        --    (44,000)   (11,000)
                                                              --------   --------   --------
Notes Receivable balance, end of period.....................  $269,400   $269,400   $313,400
                                                              ========   ========   ========

     Common Stock is being held in escrow as collateral on behalf of each remaining participant of the Incentive Plan and may be transferred to and retained by the Company in satisfaction of the aforementioned promissory notes, which are no longer required to be settled. Furthermore, the related participants have forfeited their initial 20% cash down payment, which was required for entry into the Incentive Plan.

     Management Stock Option Plans -- The Company approved for issuance to employees 20,000,000 shares of the Company's Common Stock pursuant to the Company's 2000 Management Stock Option Plan and 7,000,000 shares of the Company's Common Stock pursuant the Company's 1996 Stock Option Plan. Under both plans, the option exercise price is equal to the fair market value as of the date of grant. However, for stock options granted to an employee owning more than 10% of the total combined voting power of all classes of Company stock, the exercise price is equal to 110% of the fair market value of the Company's Common Stock as of the grant date. Stock options granted to an individual employee under the 2000 Management Stock Option Plan may not exceed 1,000,000 shares of the Company's Common Stock. Stock options granted to an individual employee under the 1996 Stock Option Plan may not exceed 500,000 shares of the Company's Common Stock and may be performance-based. All options granted must be specifically identified as incentive stock options or non-qualified stock options, as defined in the Internal Revenue Code. Furthermore, the aggregate fair market value of Common Stock for which an employee is granted incentive stock options that first became exercisable during any given calendar year shall be limited to $100,000. To the extent such limitation is exceeded, the option shall be treated as a non-qualified stock option. Stock options may be granted for terms not to exceed 10 years and shall be exercisable in accordance with the terms and conditions specified in each option agreement. In the case of an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock, the options must become exercisable within 5 years. Due to the change in control transaction effective November 18, 2003, certain options fully vested and became exercisable immediately. Payment for shares purchased upon exercise of options shall be in cash or stock of the Company.

     For the 1996 and 2000 management Stock Option Plans, options outstanding, granted and the weighted average exercise prices are as follows:

                  1996 AND 2000 MANAGEMENT STOCK OPTION PLANS

                                2003                       2002                       2001
                       -----------------------    -----------------------    -----------------------
                                      WEIGHTED                   WEIGHTED                   WEIGHTED
                                      AVERAGE                    AVERAGE                    AVERAGE
                                      EXERCISE                   EXERCISE                   EXERCISE
                         SHARES        PRICE        SHARES        PRICE        SHARES        PRICE
                       -----------    --------    -----------    --------    -----------    --------
Options outstanding,
  beginning of
  period.............    9,230,270      $.81        3,962,778     $2.46        9,240,947     $2.41
     Granted.........       65,000       .23        6,761,000       .24           30,000       .20
     Exercised.......           --        --               --        --          (10,000)      .20
     Forfeited.......   (1,073,824)      .81       (1,493,508)     2.60       (5,298,169)     2.36
                       -----------                -----------                -----------
Options outstanding,
  end of period......    8,221,446      $.81        9,230,270     $ .81        3,962,778     $2.46
                       ===========      ====      ===========     =====      ===========     =====
Options exercisable,
  end of period......    8,029,196      $.82        1,913,270     $2.18        2,406,362     $2.12
                       ===========      ====      ===========     =====      ===========     =====
Weighted average fair
  value of options
  granted............  $       .16                $       .18                $       .15
                       ===========                ===========                ===========

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions for grants in fiscal 2003, 2002 and 2001 are as follows: risk-free interest rate of 3.58%, 3.81% and 4.96%, respectively, expected volatility of 90.96%, 89.58% and 83.93%, respectively, expected lives of six years for fiscal years 2003, 2002 and 2001, and no expected dividends.

     The following table summarizes information about stock options outstanding at December 27, 2003 under both the 1996 and 2000 Management Stock Option Plans:

                  1996 AND 2000 MANAGEMENT STOCK OPTION PLANS

                                               OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                      --------------------------------------    -----------------------
                                                      WEIGHTED
                                                       AVERAGE      WEIGHTED                   WEIGHTED
                                                      REMAINING     AVERAGE                    AVERAGE
                                        NUMBER       CONTRACTUAL    EXERCISE      NUMBER       EXERCISE
RANGE OF EXERCISE PRICES              OUTSTANDING       LIFE         PRICE      EXERCISABLE     PRICE
------------------------              -----------    -----------    --------    -----------    --------
$ .20 to $1.01......................   6,499,283         8.5         $ .26       6,309,533      $ .26
$1.43 to $1.75......................     198,332         1.3         $1.47         198,332      $1.47
$2.37 to $2.94......................     219,000         3.2         $2.47         219,000      $2.47
$3.00 to $3.50......................   1,304,831         4.7         $3.17       1,302,331      $3.17
                                       ---------                                 ---------
                                       8,221,446         7.5         $ .81       8,029,196      $ .82
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

     On December 5, 2000, the CEO resigned, resulting in the right to exercise the outstanding options for 12 months thereafter. No options were exercised by the CEO on or before December 5, 2001. There were no options outstanding and exercisable under these plans as of December 27, 2003.

     The details of the plans are as follows:

     The CEO Tandem Plan -- Pursuant to the Company's Tandem Plan (the "Tandem Plan"), the right to purchase an aggregate of 1,000,000 shares of Common Stock and an option to purchase 2,000,000 shares of Common Stock was approved for issuance to the CEO. The option was subject to anti-dilution provisions and due to the Company's 1996 Rights Offering was adjusted to 1,510,000 shares of Common Stock and 3,020,000 options. Due to the resignation of the CEO in December 2000, 1,510,000 Tandem Plan shares of Common Stock were transferred and, to date, the Company has treated the transfers as satisfying a promissory note of approximately $0.7 million owed by the CEO to the Company. The Company recorded these shares as treasury stock. There were no options outstanding and exercisable under the Tandem Plan at December 27, 2003.

     The CEO Performance Year Plan -- Pursuant to the Company's Performance Year Plan (the "Performance Plan"), an option to purchase an aggregate of 1,000,000 shares of Common Stock was approved for issuance to the CEO in 1996. The options were based upon performance as defined by the Compensation Committee of the Board of Directors. Should a performance target not be attained, the option is carried over to the succeeding year in conjunction with that year's option until the expiration date. The options expire 10 years from the date of grant and vest over four years. Payment for shares purchased upon the exercise of the options shall be in cash or stock of the Company. Due to the resignation of the CEO on December 5, 2000 and the absence of an exercise of the outstanding options for 12 months thereafter, the options were forfeited on December 5, 2001. No options were outstanding and exercisable under the Performance Plan at December 27, 2003.

     The CEO Closing Price Option Plan -- Pursuant to the Company's Closing Price Option Plan (the "Closing Price Plan"), an option to purchase an aggregate of 2,000,000 shares of Common Stock was approved for issuance to the CEO in 1996. The options expire 10 years from the date of grant and will become vested upon the Company's stock price reaching a specific target over a consecutive 91-calendar day period as defined by the Compensation Committee of the Board of Directors. In May 1998, the Compensation Committee of the Board of Directors reduced the target per share market price at which the Company's Common Stock had to trade in consideration of the dilutive effect of the increase in outstanding shares from the date of the grant. The performance period has a range of six years beginning August 23, 1996, the date of the closing of the 1996 Rights Offering. Due to the resignation of the CEO on December 5, 2000 and the absence of an exercise of the outstanding options for 12 months thereafter, the options were forfeited on December 5, 2001. No options were outstanding and exercisable under the Closing Price Plan at December 27, 2003.

     The CEO Six Year Stock Option Plan -- Pursuant to NAR's Six Year Stock Option Plan (the "Six Year Plan"), an option to purchase an aggregate of 250,000 shares of Common Stock was granted to the CEO by NAR Group Limited ("NAR") in 1996. The option was subject to anti-dilution provisions and due to the Company's 1996 Rights Offering was adjusted to 377,500 option shares. The options expire six years from the date of grant and vest after one year. Due to the resignation of the CEO on December 5, 2000 and the absence of an exercise of the outstanding options for 12 months thereafter, the options were forfeited on December 5, 2001. No options were outstanding and exercisable under the Six Year Plan at December 27, 2003.

     The CEO Seven Year Stock Option Plan -- Pursuant to NAR's Seven Year Stock Option Plan (the "Seven Year Plan"), an option to purchase an aggregate of 250,000 shares of Common Stock was granted to the CEO by NAR in 1996. The option was subject to anti-dilution provisions and due to the Company's 1996 Rights Offering was adjusted to 377,500 option shares. The options expire seven years from the date of grant and vest after two years. Due to the resignation of the CEO on December 5, 2000 and the absence of an exercise of the outstanding options for 12 months thereafter, the options were forfeited on December 5, 2001. No options were outstanding and exercisable under the Seven Year Plan at December 27, 2003.

     The CEO Eight Year Stock Option Plan -- Pursuant to NAR's Eight Year Stock Option Plan (the "Eight Year Plan"), an option to purchase an aggregate of 250,000 shares of Common Stock was granted to the CEO by NAR in 1996. The option was subject to anti-dilution provisions and due to the Company's 1996 Rights Offering was adjusted to 377,500 option shares. The options expire eight years from the date of grant and vest after three years. Due to the resignation of the CEO on December 5, 2000 and the absence of an exercise of the outstanding options for 12 months thereafter, the options were forfeited on December 5, 2001. No options were outstanding and exercisable under the Eight Year Plan at December 27, 2003.

     The CEO Nine Year Stock Option Plan -- Pursuant to NAR's Nine Year Stock Option Plan (the "Nine Year Plan"), an option to purchase an aggregate of 250,000 shares of Common Stock was granted to the CEO by NAR in 1996. The option was subject to anti-dilution provisions and due to the Company's 1996 Rights Offering was adjusted to 377,500 option shares. The options expire nine years from the date of grant and vest after four years. Due to the resignation of the CEO on December 5, 2000 and the absence of an exercise of the outstanding options for 12 months thereafter, the options were forfeited on December 5, 2001. No options were outstanding and exercisable under the Nine Year Plan at December 27, 2003.

     For the combined CEO Stock Option Plans, options outstanding, granted and the weighted average exercise prices are as follows:

                             CEO STOCK OPTION PLANS

                                             2003                2002                  2001
                                       -----------------   -----------------   ---------------------
                                                WEIGHTED            WEIGHTED                WEIGHTED
                                                AVERAGE             AVERAGE                 AVERAGE
                                                EXERCISE            EXERCISE                EXERCISE
                                       SHARES    PRICE     SHARES    PRICE       SHARES      PRICE
                                       ------   --------   ------   --------   ----------   --------
Options outstanding, beginning of
  period.............................     --        --        --        --      7,530,000    $1.16
Forfeited............................     --        --        --        --     (7,530,000)      --
                                        ----                ----               ----------
Options outstanding, end of period...     --        --        --        --             --       --
                                        ====      ====      ====      ====     ==========    =====
Options exercisable, end of period...     --        --        --        --             --       --
                                        ====      ====      ====      ====     ==========    =====

     As described more fully in Note 16, the Company has been involved in litigation with the CEO, regarding, among other issues, the amount of cash and benefits to which the CEO may have been entitled, if any, as a result of his resignation on December 5, 2000. On January 7, 2004, the case was decided in favor of the Company on all but two of the CEO's claims in the summary judgment phase, although the judgment may be appealed. The option plans described above have expired and will have no further impact on the Company.

OTHER STOCK AWARDS

     During 1997, the Company granted, and the Compensation Committee of the Board of Directors approved, non-qualified options to certain employees for the purchase of an aggregate of 1,000,000 shares of the Company's Common Stock. The options vested over three years, had an exercise price of $0.75 and expired during 2003. The fair value of the options at the date of grant was estimated to be $0.52 based on the following weighted average assumptions: risk-free interest rate of 6.48%, expected life of four years, expected volatility of 59.40%, and no expected dividends. In June 2001, 809,000 options that had not been exercised were forfeited by certain employees. As of December 27, 2003, all options had expired.

     Meridian Options -- During December 2000, the Company granted, and the Company's Board of Directors approved, options ("2000 Meridian Options") for the purchase of an aggregate of 4,000,000 shares of Common Stock with an exercise price of $0.25 per share. These options have been allocated as follows:

Thomas C. Shull, 2,700,000 shares; Paul Jen, 500,000 shares; John F. Shull, 500,000 shares; Evan M. Dudik, 200,000 shares; and Peter Schweinfurth, 100,000 shares. In December 2001, an additional Services Agreement (the "2001 Services Agreement") was entered into by the Company by and among Meridian, Mr. Shull, and the Company. Under the 2001 Services Agreement, the 2000 Meridian Options terminate in the event that the Services Agreement is terminated (i) the tenth day after written notice by the Company to Meridian and Mr. Shull of material breach of the Services Agreement by Meridian or Mr. Shull or willful misconduct by Meridian or Mr. Shull, or (ii) upon the death or permanent disability of Mr. Shull. The 2000 Meridian Options vested and became exercisable on December 4, 2001 for all 2000 Meridian Options, except one-half of Mr. Shull's 2000 Meridian Options, which vested and became exercisable on June 30, 2002. All 2000 Meridian Options, except for Mr. Shull's 2000 Meridian Options, expire December 14, 2004. Effective as of September 1, 2002, the Company amended the stock option agreement with Mr. Shull for his 2,700,000 2000 Meridian Stock Options to (i) extend the final expiration date for such stock options to June 30, 2005, and
(ii) replace all references therein to the December 2000 Services Agreement with references to the employment agreement between Mr. Shull and the Company, which became effective on September 1, 2002.

     The fair value of the 2000 Meridian Options was estimated to be $0.07 cents per share at the date of grant based on the following assumptions: risk-free interest rate of 6.0%, expected life of 1.5 years, expected volatility of 54.0%, and no expected dividends.

     During December 2001, the Company granted to Meridian, and the Company's Board of Directors approved, options to Meridian ("2001 Meridian Options") for the purchase of an additional 1,000,000 shares of Common Stock with an exercise price of $0.30. These options have been allocated as follows: Thomas C. Shull, 500,000 shares; Edward M. Lambert, 300,000 shares; Paul Jen, 100,000 shares; and John F. Shull, 100,000 shares. Under the 2001 Services Agreement, the 2001 Meridian Options granted terminate in the event that the 2001 Services Agreement is terminated (i) the tenth day after written notice by the Company to Meridian and Mr. Shull of material breach of the 2001 Services Agreement by Meridian or Mr. Shull or willful misconduct by Meridian or Mr. Shull, or (ii) upon the death or permanent disability of Mr. Shull. The 2001 Meridian Options vested and became exercisable on March 31, 2003. Effective as of August 3, 2003, the Company amended the stock option agreement with Mr. Shull for his 500,000 2001 Meridian Options to (i) adjust the final expiration date for such stock options to March 31, 2006, and (ii) replace all references therein to the 2001 Services Agreement with references to the 2002 Employment Agreement.

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

     Options outstanding, granted and the weighted average exercise price under the combined 2000 Meridian Options and the 2001 Meridian Options are as follows:

                             MERIDIAN OPTION PLANS

                                       2003                   2002                    2001
                               --------------------   ---------------------   ---------------------
                                           WEIGHTED                WEIGHTED                WEIGHTED
                                           AVERAGE                 AVERAGE                 AVERAGE
                                           EXERCISE                EXERCISE                EXERCISE
                                SHARES      PRICE       SHARES      PRICE       SHARES      PRICE
                               ---------   --------   ----------   --------   ----------   --------
Options outstanding,
  beginning of period........  4,900,000     $.26      5,000,000     $.26      4,000,000     $.25
     Granted.................         --       --             --       --      1,000,000      .30
     Exercised...............         --       --       (100,000)     .25             --       --
     Forfeited...............         --       --             --       --             --       --
                               ---------              ----------              ----------
Options outstanding, end of
  period.....................  4,900,000     $.26      4,900,000     $.26      5,000,000     $.26
                               =========     ====     ==========     ====     ==========     ====
Options exercisable, end of
  period.....................  4,900,000     $.26      3,900,000     $.25      2,650,000     $.25
                               =========     ====     ==========     ====     ==========     ====
Weighted average fair value
  of Options granted.........         --                      --              $      .16
                               =========              ==========              ==========

     The following table summarizes information about stock options outstanding and exercisable at December 27, 2003 under the combined 2000 Meridian Options and the 2001 Meridian Options:

                             MERIDIAN OPTION PLANS

                                                  OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                          ------------------------------------   ----------------------
                                                         WEIGHTED
                                                          AVERAGE     WEIGHTED                 WEIGHTED
                                                         REMAINING    AVERAGE                  AVERAGE
                                            NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
RANGE OF EXERCISE PRICES                  OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
------------------------                  -----------   -----------   --------   -----------   --------
     $0.25..............................   3,900,000        1.3         $.25      3,900,000      $.25
     $0.30..............................   1,000,000        2.2         $.30      1,000,000      $.30
                                           ---------                              ---------
                                           4,900,000        1.5         $.26      4,900,000      $.26
                                           =========        ===         ====      =========      ====

16.  COMMITMENTS AND CONTINGENCIES

     A class action lawsuit was commenced on March 3, 2000 entitled Edwin L. Martin v. Hanover Direct, Inc. and John Does 1 through 10, bearing case no. CJ2000-177 in the State Court of Oklahoma (District Court in and for Sequoyah County). Plaintiff commenced the action on behalf of himself and a class of persons who have at any time purchased a product from the Company and paid for an "insurance charge." The complaint sets forth claims for breach of contract, unjust enrichment, recovery of money paid absent consideration, fraud and a claim under the New Jersey Consumer Fraud Act. The complaint alleges that the Company charges its customers for delivery insurance even though, among other things, the Company's common carriers already provide insurance and the insurance charge provides no benefit to the Company's customers. Plaintiff also seeks a declaratory judgment as to the validity of the delivery insurance. The damages sought are (i) an order directing the Company to return to the plaintiff and class members the "unlawful revenue" derived from the insurance charges,
(ii) declaring the rights of the parties, (iii) permanently enjoining the Company from imposing the insurance charge, (iv) awarding threefold damages of less than

$75,000 per plaintiff and per class member, and (v) attorneys' fees and costs. On April 12, 2001, the Court held a hearing on plaintiff's class certification motion. Subsequent to the April 12, 2001 hearing on plaintiff's class certification motion, plaintiff filed a motion to amend the definition of the class. On July 23, 2001, plaintiff's class certification motion was granted, defining the class as "All persons in the United States who are customers of any catalog or catalog company owned by Hanover Direct, Inc. and who have at any time purchased a product from such company and paid money that was designated to be an "insurance" charge. On August 21, 2001, the Company filed an appeal of the order with the Oklahoma Supreme Court and subsequently moved to stay proceedings in the district court pending resolution of the appeal. The appeal has been fully briefed. At a subsequent status hearing, the parties agreed that issues pertaining to notice to the class would be stayed pending resolution of the appeal, that certain other issues would be subject to limited discovery, and that the issue of a stay for any remaining issues would be resolved if and when such issues arise. On January 20, 2004, the plaintiff filed a motion for oral argument with the Court. The Company believes it has defenses against the claims and plans to conduct a vigorous defense of this action.

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

     A class action lawsuit was commenced on February 13, 2002 entitled Jacq Wilson, suing on behalf of himself, all others similarly situated, and the general public v. Brawn of California, Inc. dba International Male and Undergear, and Does 1-100 ("Brawn") in the Superior Court of the State of California, City and County of San Francisco. Does 1-100 are internet and catalog direct marketers offering a selection of men's clothing, sundries, and shoes who advertise within California and nationwide. The complaint alleges that for at least four years, members of the class have been charged an unlawful, unfair, and fraudulent insurance fee and tax on orders sent to them by Brawn; that Brawn was engaged in untrue, deceptive and misleading advertising in that it was not lawfully required or permitted to collect insurance, tax and sales tax from customers in California; and that Brawn has engaged in acts of unfair competition under the state's Business and Professions Code. Plaintiff and the class seek (i) restitution and disgorgement of all monies wrongfully collected and earned by Brawn, including interest and other gains made on account of these practices, including reimbursement in the amount of the insurance, tax and sales tax collected unlawfully, together with interest, (ii) an order enjoining Brawn from charging customers insurance and tax on its order forms and/or from charging tax on the delivery, shipping and insurance charges, (iii) an order directing Brawn to notify the California State Board of Equalization of the failure to pay the correct amount of tax to the state and to take appropriate steps to provide the state with the information needed for audit, and (iv) compensatory damages, attorneys' fees, pre-judgment interest, and costs of the suit. The claims of the individually named plaintiff and for each member of the class amount to less than $75,000. On April 15, 2002, the Company filed a Motion to Stay the Wilson action in favor of the previously filed Martin action. On May 14, 2002, the Court denied the Motion to Stay. The Wilson case proceeded to trial before the Honorable Diane Elan Wick of the Superior Court of California for the County of San Francisco, and the Judge, sitting without a jury, heard evidence from April 15-17, 2003. On November 25, 2003, the Court, after hearing evidence and considering post-trial submissions from the parties, entered judgment in plaintiff's favor, requiring Brawn to refund insurance fees collected from consumers for the period from February 13, 1998 through January 15, 2003 with interest from the date paid by June 30, 2004. Plaintiff did not prevail on the tax issues. The trial court reserved the issue of whether plaintiff's counsel was entitled to attorney's fees and, if so, in what amount. On January 12, 2004, plaintiff filed a motion requesting approximately $740,000 in attorneys' fees and costs. On February 27, 2004, the Company filed its response to that motion. Plaintiff filed a reply brief on March 13, 2004. A hearing was held on plaintiff's motion on March 18, 2004. The Company expects that the judge may rule on that motion before the end of May, 2004. The Company has appealed the trial court's decision on the merits of the insurance fees issue and plans to conduct a vigorous defense of this action including contesting plaintiff's counsel's entitlement to the fees and costs requested. The Company's opening brief in the Court of Appeals will be due on May 17, 2004. The potential estimated exposure is in the range of $0 to $4.0 million. Based upon the Company's policy of evaluating accruals for legal liabilities, the Company has not established a reserve due to management determining that it is not probable that an unfavorable outcome will result. See
Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations for more information regarding the Company's accrued liabilities policy.

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

     A class action lawsuit was commenced on October 28, 2002 entitled John Morris, individually and on behalf of all other persons & entities similarly situated v. Hanover Direct, Inc., and Hanover Brands, Inc. (referred to here as "Hanover"), No. L 8830-02 in the Superior Court of New Jersey, Bergen
County -- Law Division. The plaintiff brings the action individually and on behalf of a class of all persons and entities in New Jersey who purchased merchandise from Hanover within six years prior to filing of the lawsuit and continuing to the date of judgment. On the basis of a purchase made by plaintiff in August, 2002 of certain clothing from Hanover (which was from a men's division catalog, the only ones which retained the insurance line item in 2002), Plaintiff claims that for at least six years, Hanover maintained a policy and practice of adding a charge for "insurance" to the orders it received and concealed and failed to disclose its policy with respect to all class members. Plaintiff claims that Hanover's conduct was (i) in violation of the New Jersey Consumer Fraud Act, as otherwise deceptive, misleading and unconscionable; (ii) such as to constitute Unjust Enrichment of Hanover at the expense and to the detriment of plaintiff and the class; and (iii) unconscionable per se under the Uniform Commercial Code for contracts related to the sale of goods. Plaintiff and the class seek damages equal to the amount of all insurance charges, interest thereon, treble and punitive damages, injunctive relief, costs and reasonable attorneys' fees, and such other relief as may be just, necessary, and appropriate. On December 13, 2002, the Company filed a Motion to Stay the Morris action in favor of the previously filed Martin action. Plaintiff then filed an Amended Complaint adding International Male as a defendant. Hearing on the motion to stay took place on June 5, 2003. The Court granted the Company's Motions to Stay the action and the case was stayed first until December 31, 2003 and subsequently until March 31, 2004. The Company plans to conduct a vigorous defense of this action.

     On June 28, 2001, Rakesh K. Kaul, the former President and Chief Executive Officer of Hanover Direct, Inc., a Delaware corporation (the "Company"), filed a five-count complaint (the "Complaint") in New York State Court against the Company, seeking damages and other relief arising out of his separation of employment from the Company, including severance payments of $2,531,352 plus the cost of employee benefits, attorneys' fees and costs incurred in connection with the enforcement of his rights under his employment agreement with the Company, payment of $298,650 for 13 weeks of accrued and unused vacation, damages in the amount of $3,583,800, or, in the alternative, a declaratory judgment from the court that he is entitled to all change of control benefits under the "Hanover Direct, Inc. Thirty-Six Month Salary

Continuation Plan," and damages in the amount of $1,396,066 or $850,000 due to the Company's purported breach of the terms of the "Long-Term Incentive Plan for Rakesh K. Kaul" by failing to pay him a "tandem bonus" he alleges was due and payable to him within the 30 days following his resignation. The Company removed the case to the U.S. District Court for the Southern District of New York on July 25, 2001. Mr. Kaul filed an Amended Complaint ("Amended Complaint") in the U.S. District Court for the Southern District of New York on September 18, 2001. The Amended Complaint repeats many of the claims made in the original Complaint and adds ERISA claims.

     On October 11, 2001, the Company filed its Answer, Defenses and Counterclaims to the Amended Complaint, denying liability under each and every of Mr. Kaul's causes of action, challenging all substantive assertions, raising several defenses and stating nine counterclaims against Mr. Kaul. The counterclaims include (1) breach of contract; (2) breach of the Non-Competition and Confidentiality Agreement with the Company; (3) breach of fiduciary duty;
(4) unfair competition; and (5) unjust enrichment. The Company seeks damages, including, without limitation, the $341,803 in severance pay and car allowance Mr. Kaul received following his resignation, $412,336 for amounts paid to Mr. Kaul for car allowance and related benefits, the cost of a long-term disability policy, and certain payments made to personal attorneys and consultants retained by Mr. Kaul during his employment, $43,847 for certain services the Company provided and certain expenses the Company incurred, relating to the renovation and leasing of office space occupied by Mr. Kaul's spouse at 115 River Road, Edgewater, New Jersey, the Company's current headquarters, $211,729 on a tax loan to Mr. Kaul outstanding since 1997 and interest, compensatory and punitive damages and attorneys' fees. The Company moved to amend its counterclaims, and the parties each moved for summary judgment.

     The Company sought summary judgment: dismissing Mr. Kaul's claim for severance under his employment agreement on the ground that he failed to provide the Company with a general release of, among other things, claims for change of control benefits; dismissing Mr. Kaul's claim for attorneys' fees on the grounds that they are not authorized under his employment agreement; dismissing Mr. Kaul's claims related to change in control benefits based on an administrative decision that he is not entitled to continued participation in the plan or to future benefits thereunder; dismissing Mr. Kaul's claim for a tandem bonus payment on the ground that no payment is owing; dismissing Mr. Kaul's claim for vacation payments based on Company policy regarding carry over vacation; and seeking judgment on the Company's counterclaim for unjust enrichment based on Mr. Kaul's failure to pay under a tax note. Mr. Kaul seeks summary judgment: dismissing the Company's defenses and counterclaims relating to a release on the grounds that he tendered a release or that the Company is estopped from requiring him to do so; dismissing the Company's defenses and counterclaims relating to his alleged violations of his non-compete and confidentiality obligations on the grounds that he did not breach the obligations as defined in the agreement; and dismissing the Company's claims based on his alleged breach of fiduciary duty, including those based on his monthly car allowance payments and the leased space to his wife, on the grounds that he was entitled to the car payments and did not involve himself in or make misrepresentations in connection with the leased space. The Company has concurrently moved to amend its Answer and Counterclaims to state a claim that it had cause for terminating Mr. Kaul's employment based on, among other things, after acquired evidence that Mr. Kaul received a monthly car allowance and other benefits totaling $412,336 that had not been authorized by the Company's Board of Directors and that his wife's lease and related expense was not properly authorized by the Company's Board of Directors, and to clarify or amend the scope of the Company's counterclaims for reimbursement.

     On January 7, 2004, the parties received the decision of the Court. The Court granted summary judgment in favor of the Company dismissing Mr. Kaul's claim for severance under his employment agreement on the ground that he failed to provide the Company with a general release; granted in part the Company's motion for summary judgment on Mr. Kaul's claim for attorneys' fees, finding as a matter of law that Mr. Kaul is not entitled to fees incurred in prosecuting this lawsuit but finding an issue of fact as to the amount of reasonable fees he may have incurred in seeking advice and representation in connection with the termination of his employment; granted summary judgment in favor of the Company dismissing Mr. Kaul's claims related to change in control benefits on the grounds that Mr. Kaul's participation in the plan was properly terminated when his employment was terminated, the plan was properly terminated, and the administrator and appeals committee properly denied Mr. Kaul's claim; granted summary judgment in favor of the Company dismissing Mr. Kaul's claim for a tandem bonus payment on the ground that payment is not owed to him; granted summary judgment in part and denied summary judgment in part on Mr. Kaul's claims for vacation pay, deeming Mr. Kaul to have abandoned claims for vacation pay in excess of five weeks but finding him entitled to four weeks vacation pay based on the Company's policy and finding an issue of fact as to Mr. Kaul's claim for an additional week of vacation pay in dispute for 2000; and denied summary judgment on the Company's counterclaim for payment under a tax note based on disputed issues of fact.

     The Court dismissed the Company's affirmative defenses as largely moot and the Court granted summary judgment in favor of Mr. Kaul dismissing the Company's counterclaims relating to his non-compete and confidentiality obligations on the ground that there is no evidence of actual damage to the Company resulting from Mr. Kaul's alleged violations of those obligations; granted summary judgment in favor of Mr. Kaul on the Company's breach of contract and breach of fiduciary duty claims, including those based on his monthly car allowance payments and the leased space to his wife, on the grounds that he did not breach his fiduciary duties in accepting the car payments and would not be unjustly enriched if he kept them, and on the ground that the Company would not be able to prove fraud in connection with the leased space based on the circumstances, including Mr. Kaul's disclosures.

     The Court denied in part and granted in part the Company's motion to amend its Answer and Counterclaims. The Court denied the Company's motion for leave to state a claim that it had acquired evidence of cause for terminating Mr. Kaul's employment based on certain reimbursements on the ground that the payments were authorized, but granted the Company's motion with respect to its claim for reimbursement of amounts paid to the Internal Revenue Service ("IRS") on Mr. Kaul's behalf.

     Only three claims remain in the case: (i) Mr. Kaul's claim for attorneys' fees pursuant to Section 12 of the employment agreement; (ii) Mr. Kaul's claim for an additional week of vacation pay in the amount of approximately $11,500; and (iii) the Company's counterclaim for $211,729 plus interest it paid to the IRS on Mr. Kaul's behalf. As a result of the favorable outcome of the summary judgment decision by the District Court dismissing several of Mr. Kaul's claims, the Company reduced its legal accrual related to this case by $3.3 million in the fourth quarter. This reduction is reflected in the General and administrative expenses on the Company's Consolidated Statements of Income
(Loss) as well as Accrued liabilities and Other non-current liabilities on the Consolidated Balance Sheets. Unless a settlement can be reached, the claim for attorneys' fees will be tried to the Court without a jury while the remaining two claims will be tried to a jury. After final judgment issues, each party will have the right to appeal any aspect of the judgment.

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

     The Company was named as one of 88 defendants in a patent infringement complaint filed on November 23, 2001 by the Lemelson Medical, Education & Research Foundation, Limited Partnership (the "Lemelson Foundation"). The complaint, filed in the U.S. District Court in Arizona, was not served on the Company until March 2002. In the complaint, the Lemelson Foundation accuses the named defendants of infringing seven U.S. patents, which allegedly cover "automatic identification" technology through the defendants' use of methods for scanning production markings such as bar codes. The Company received a letter dated November 27, 2001 from attorneys for the Lemelson Foundation notifying the Company of the complaint and offering a license. The Court entered a stay of the case on March 20, 2002, requested by the Lemelson Foundation, pending the outcome of a related case in Nevada being fought by bar code manufacturers. The order for the stay in the case involving the Company provides that the Company need not answer the complaint, although it has the option to do so. The Company was invited to join a common interest/joint-defense group consisting of defendants named in the complaint as well as in other actions brought by the Lemelson Foundation. The trial in the Nevada case began on November 18, 2002 and ended on January 17, 2003. On January 23, 2004, following extensive briefing by the parties, the Nevada Court entered judgment declaring that the claims of each of the patents at issue in the Nevada case, including all seven patents asserted by the Lemelson Foundation against the Company in the Arizona case, are unenforceable under the doctrine of prosecution laches, are invalid for lack of written description and enablement, and are not infringed by the bar code equipment manufacturers. Subject to the results of any appeal that may be filed by the parties to the Nevada litigation, the judgment of the Nevada court should preclude assertion of each of the affected patents against all parties, including the Company in the Arizona case. Counsel is now monitoring the Nevada and Arizona cases in order to determine a suitable moment for moving for dismissal of the Lemelson Foundation's claims. The Company has analyzed the merits of the issues raised by the complaint, notified vendors of its receipt of the complaint and letter, evaluated the merits of joining the joint-defense group, and had discussions with attorneys for the Lemelson Foundation regarding the license offer. A preliminary estimate of the royalties and attorneys' fees which the Company may pay if it decides to accept the license offer from the Lemelson Foundation range from about $125,000 to $400,000. The Company will not agree to a settlement at this time and thus has not established a reserve.

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

     On July 17, 2003, the Company filed an action in the Supreme Court of the State of New York, County of New York (Index No. 03/602269) against Richemont and Chelsey seeking a declaratory judgment as to whether Richemont improperly transferred all of Richemont's securities in the Company consisting of the Shares to Chelsey on or about May 19, 2003 and whether the Company could properly recognize the transfer of those Shares from Richemont to Chelsey under federal and/or state law. On July 29, 2003, Chelsey answered the Company's complaint, alleged certain affirmative defenses and raised three counterclaims against the Company, including Delaware law requiring the registration of the Shares, damages, including attorney's fees, for the failure to register the Shares, and tortious interference with contract. Chelsey also moved for a preliminary injunction directing the Company to register the ownership of the Shares in Chelsey's name. Chelsey later moved for summary judgment dismissing the Company's complaint. Subsequently, Chelsey moved to compel production of certain documents and for sanctions and/or costs. On August 28, 2003, Richemont moved to dismiss the Company's complaint. It subsequently filed a motion seeking sanctions and/or costs against the Company. On October 27, 2003, the Court granted Chelsey's motion for summary judgment and Richemont's motion to dismiss and ordered that judgment be entered dismissing the case in its entirety. The Court also denied Chelsey's and Richemont's motions for sanctions and Chelsey's motion to compel production of certain documents.

     On November 10, 2003, the Company signed a Memorandum of Understanding with Chelsey and Regan Partners, L.P. setting forth the agreement in principle to recapitalize the Company, reconstitute the Board of Directors and settle outstanding litigation between the Company and Chelsey. The Memorandum of Understanding had been approved by the Transactions Committee of the Board of Directors of the Company. On November 30, 2003, the Company consummated the transactions contemplated by the Recapitalization Agreement, dated as of November 18, 2003, with Chelsey and recapitalized the Company, completed the reconstitution of the Board of Directors of the Company and settled outstanding litigation between the Company and Chelsey. The transaction with Chelsey was unanimously approved by the members of the Board of Directors of the Company and the members of the Transactions Committee of the Board of Directors.

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

     On January 28, 2003, the Company received a letter from the Exchange confirming that, as of the date of the letter, the Company had evidenced compliance with the requirements necessary for continued listing on the Exchange. Such compliance resulted from a recent rule change by the Exchange approved by the Securities and Exchange Commission related to continued listing on the basis of compliance with total market capitalization or total assets and revenues standards as alternatives to shareholders' equity standards including the requirement that each listed company maintain $15.0 million of public float. The letter is subject to changes in the American Stock Exchange Rules that might supersede the letter or require the Exchange to re-evaluate its position.

18.  RESTATEMENT OF PRIOR YEAR DEBT CLASSIFICATION

     The Company has re-examined the provisions of the Congress Credit Facility and, based on EITF 95-22 and certain provisions in the credit agreement, the Company was required to reclassify its revolving loan facility from long-term to short-term debt, though the existing revolving loan facility does not mature until January 31, 2007. As a result, the Company reclassified $8.8 million as of December 28, 2002 from Long-term debt to Short-term debt and capital lease obligations that is classified as Current liabilities.

     A summary of the effects of the restatement on the Company's Consolidated Balance Sheet as of December 28, 2002 is as follows:

                                                                 DECEMBER 28, 2002
                                                              ------------------------
                                                                  AS
                                                              PREVIOUSLY
                                                               REPORTED    AS RESTATED
                                                              ----------   -----------
                                                                   (IN THOUSANDS)
Short-term debt and capital lease obligations...............   $ 3,802       $12,621
Total Current liabilities...................................   $78,848       $87,667
Long-term debt..............................................   $21,327       $12,508
Total Non-current liabilities...............................   $27,714       $18,895

19.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                      FIRST      SECOND     THIRD      FOURTH
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2003
Net revenues.......................................  $102,474   $105,765   $ 96,633   $110,002
Income (loss) before interest and income taxes.....     1,655      1,805        (64)     4,621
Net income (loss) and comprehensive income
  (loss)...........................................       192        690    (16,645)       364
Preferred stock dividends and accretion............     3,632      4,290         --         --
Net (loss) income applicable to common
  shareholders.....................................  $ (3,440)  $ (3,600)  $(16,645)  $    364
                                                     ========   ========   ========   ========
Net (loss) income per share -- basic and diluted...  $  (0.02)  $  (0.02)  $  (0.12)  $   0.00
                                                     ========   ========   ========   ========
2002
Net revenues.......................................  $109,511   $113,852   $106,030   $128,251
(Loss) income before interest and income taxes.....      (427)     3,232     (2,905)       238
Net (loss) income and comprehensive (loss)
  income...........................................    (1,810)     1,816     (4,212)    (4,924)
Preferred stock dividends and accretion............     2,904      3,503      4,185      4,964
Net loss applicable to common shareholders.........  $ (4,714)  $ (1,687)  $ (8,397)  $ (9,888)
                                                     ========   ========   ========   ========
Net loss per share -- basic and diluted............  $  (0.04)  $  (0.01)  $  (0.06)  $  (0.07)
                                                     ========   ========   ========   ========

                                  SCHEDULE II

                              HANOVER DIRECT, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                YEARS ENDED DECEMBER 27, 2003, DECEMBER 28, 2002
                             AND DECEMBER 29, 2001
                           (IN THOUSANDS OF DOLLARS)

COLUMN A                               COLUMN B             COLUMN C              COLUMN D      COLUMN E
--------                              ----------            --------             ----------    ----------
                                                            ADDITIONS
                                                   ---------------------------
                                      BALANCE AT   CHARGED TO     CHARGED TO                   BALANCE AT
                                      BEGINNING    COSTS AND    OTHER ACCOUNTS   DEDUCTIONS      END OF
DESCRIPTION                           OF PERIOD     EXPENSES      (DESCRIBE)     (DESCRIBE)      PERIOD
-----------                           ----------   ----------   --------------   ----------    ----------
2003:
Allowance for Doubtful Accounts
  Receivable, Current...............   $  1,560      $  378                       $   833(1)   $    1,105
Reserves for Discontinued
  Operations........................        322          40                           293(2)           69
Special Charges Reserve.............      8,032       1,304                         3,542(3)        5,794
Reserves for Sales Returns..........      1,888       2,557                         2,280(3)        2,165
Deferred Tax Asset Valuation
  Allowance.........................    128,000                    $11,300(4)       6,844(5)      132,456
2002:
Allowance for Doubtful Accounts
  Receivable, Current...............      2,117         304                           861(1)        1,560
Reserves for Discontinued
  Operations........................        737          40                           455(2)          322
Special Charges Reserve.............     11,056       4,769                         7,793(3)        8,032
Reserves for Sales Returns..........      2,764         306                         1,182(3)        1,888
Deferred Tax Asset Valuation
  Allowance.........................    121,600                      3,700(4)      (2,700)(5)     128,000
2001:
Allowance for Doubtful Accounts
  Receivable, Current...............      5,668          91                         3,642(1)        2,117
Reserves for Discontinued
  Operations........................        588         275                           126(3)          737
Special Charges Reserve.............     13,023       7,963                         9,930(3)       11,056
Reserves for Sales Returns..........      3,371       2,692                         3,299(3)        2,764
Deferred Tax Asset Valuation
  Allowance.........................    123,900                                     2,300(5)      121,600

---------------

(1) Written-off.

(2) Utilization and reversal of reserves.

(3) Utilization of reserves.

(4) Increase in the valuation allowance charged to deferred income tax provision.

(5) Represents the change in the valuation allowance offset by the change in the gross deferred tax asset.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements with accountants on accounting and financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. There has been no change in the Company's internal control over financial reporting during the Company's recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     On July 17, 2003, the size of the Company's Board of Directors was increased from five to seven members and Jeffrey A. Sonnenfeld and A. David Brown were elected as members of the newly-expanded Board of Directors, subject to the fulfillment of certain conditions precedent which were fulfilled on July 29, 2003. On September 29, 2003, Martin L. Edelman and Wayne P. Garten were elected to the Company's Board of Directors by Chelsey, as the holder of the Series B Participating Preferred Stock, as a result of the Company's failure to redeem any shares of the Series B Participating Preferred Stock on or prior to August 31, 2003, and the Board expanded from seven to nine members. On November 18, 2003, the date of signing of the Recapitalization Agreement with Chelsey, Jeffrey A. Sonnefeld, Kenneth J. Krushel and E. Pendleton James resigned as members of the Company's Board of Directors, the size of the Board of Directors changed from nine to eight members and Stuart Feldman and William Wachtel were elected as members of the Board of Directors. Pursuant to the Recapitalization Agreement with Chelsey, upon the closing of the Recapitalization on November 30, 2003, the size of the Board of Directors was increased from eight to nine members and Donald Hecht was elected as a member of the Company's Board of Directors. Martin L. Edelman resigned as a member of the Company's Board of Directors effective February 15, 2004. Chelsey has notified the Company that it has designated Paul S. Goodman to fill this vacancy effective on or about April 12, 2004.

     Pursuant to the Corporate Governance Agreement, dated as of November 30, 2003 by and among the Company, Chelsey, Stuart Feldman, Regan Partners, L.P., Regan International Fund Limited and Basil P. Regan, the parties agreed that for a period of two years from the closing of the Recapitalization, five of the nine directors of the Company will at all times be directors of the Company designated by Chelsey (who initially were Martin L. Edelman, William Wachtel, Stuart Feldman, Wayne Garten and Donald Hecht) and one of the nine directors of the Company will at all times be a director of the Company designated by Regan Partners (who initially was Basil Regan). The right of Regan Partners to designate a nominee to the Board of Directors shall terminate if Regan Partners ceases to own at least 75% of the outstanding shares of Common Stock (as adjusted for stock splits, reverse stock splits and the like) owned by Regan Partners as of November 10, 2003. In connection with the closing of the transactions contemplated by the Recapitalization Agreement, Chelsey, Stuart Feldman, Regan Partners and Basil Regan entered into a Voting Agreement dated as of November 30, 2003, providing that each of them will vote any shares of the Company beneficially owned by them or any entity affiliated with them, to elect the nominees to the Board of Directors of Chelsey and Regan Partners designated pursuant to the Recapitalization Agreement, for a period of two years unless sooner terminated. All shares for which the Company's management or Board of Directors hold proxies (including undesignated proxies) will be voted in favor of the addition of such designees of Chelsey and Regan Partners, except as may otherwise be provided by stockholders submitting such proxies. In the event that any Chelsey or Regan Partners designee shall cease to serve as a director of the Company for any reason, the Company will cause the vacancy resulting thereby to be filled by a designee of Chelsey or Regan Partners, as the case may be, reasonably acceptable to the Board of Directors as promptly as practicable. Chelsey may nominate or propose for nomination or elect any persons to the Board of Directors, without regard to the foregoing limitations, after the Series C Participating Preferred Stock is redeemed in full.

     Set forth below is certain information regarding the current directors or director designees of the Company as of the date hereof:

                                                                                           DIRECTOR
NAME                        AGE                TITLE AND OTHER INFORMATION                  SINCE
----                        ---                ---------------------------                 --------
Thomas C. Shull             52     Thomas C. Shull has been Chairman of the Company's        2000
                                   Board of Directors since January 10, 2002 and a
                                   member of the Board of Directors of the Company and
                                   President and Chief Executive Officer of the Company
                                   since December 5, 2000. In 1990, Mr. Shull
                                   co-founded Meridian Ventures, a venture management
                                   and turnaround firm presently based in Connecticut,
                                   and has served as Chief Executive Officer since its
                                   inception. From 1997 to 1999, he served as President
                                   and Chief Executive Officer of Barneys New York, a
                                   leading luxury retailer, where he led them out of
                                   bankruptcy. From 1992 to 1994, Mr. Shull was
                                   Executive Vice President of R.H. Macy Company, Inc.,
                                   where he was responsible for human resources,
                                   information technology, business development,
                                   strategic planning and merchandise distribution and
                                   led the merger negotiations with Federated
                                   Department Stores. Prior to that, he served as a
                                   consultant with McKinsey & Company and in the early
                                   1980s as a member of the National Security Council
                                   Staff in the Reagan White House.
Robert H. Masson            68     Robert H. Masson served as Senior Vice President,         2003
                                   Finance and Administration and Vice President and
                                   Chief Financial Officer of Parsons & Whittemore,
                                   Inc., a global pulp and paper manufacturer, from May
                                   1990 until his retirement June 30, 2002. Prior
                                   thereto, Mr. Masson held various executive,
                                   financial and treasury roles with The Ford Motor
                                   Company, Knutson Construction Company, Ellerbe,
                                   PepsiCo, Inc. and Combustion Engineering (now part
                                   of the ABB Group). Mr. Masson currently serves as a
                                   Trustee and as the Chairman of the Finance Committee
                                   of The Naval Aviation Museum Foundation, Inc. in
                                   Pensacola, Florida. Mr. Masson was elected a
                                   director of the Company effective January 1, 2003.
Basil P. Regan              63     Basil P. Regan has been the General Partner of Regan      2001
                                   Partners, L.P., a limited partnership that invests
                                   primarily in turnaround companies and special
                                   situations, since December 1989. He has been
                                   President of Regan Fund Management Ltd. since
                                   October 1995, which manages Regan Partners, L.P.,
                                   Regan Fund International, L.P. and Super Hedge Fund,
                                   L.P. From 1986 to 1989, Mr. Regan was Vice President
                                   and Director of Equity Research of Reliance Group
                                   Holdings. Mr. Regan was elected a director of the
                                   Company in August 2001.

                                                                                           DIRECTOR
NAME                        AGE                TITLE AND OTHER INFORMATION                  SINCE
----                        ---                ---------------------------                 --------
A. David Brown              61     Mr. Brown is the co-founder of Bridge Partners LLC,       2003
                                   a consumer financial services and diversity
                                   headhunting firm. Prior to co-founding Bridge
                                   Partners, Mr. Brown served as a Managing Director of
                                   Whitehead Mann after having served as Vice President
                                   of the Worldwide Retail/Fashion Specialty Practice
                                   at Korn/Ferry International. Previously, Mr. Brown
                                   served for 12 years as Senior Vice President for
                                   Human Resources at R.H. Macy & Co. He was
                                   responsible for human resources and labor relations
                                   for 50,000 employees in five U.S. divisions and 17
                                   foreign buying offices around the world. He serves
                                   on the Boards of Zale Corporation and Selective
                                   Insurance Group, Inc. He is a member of the Board of
                                   Trustees of Morristown Memorial Hospital, Drew
                                   University and the Jackie Robinson Foundation. Mr.
                                   Brown was elected a director of the Company
                                   effective July 29, 2003.
Wayne P. Garten             51     Mr. Garten has served as the President of Caswell         2003
                                   Massey since January 2004. Prior thereto, Mr. Garten
                                   was a financial consultant specializing in the
                                   direct marketing industry. He was Chief Executive
                                   Officer and President of Popular Club, Inc., a
                                   direct selling, catalog marketer of apparel and
                                   general merchandise products, from 2001 to 2003.
                                   From 1997 to 2000, he was Executive Vice President
                                   and Chief Financial Officer of Micro Warehouse,
                                   Inc., an international catalog reseller of computer
                                   products. From 1983 to 1996, Mr. Garten held various
                                   financial positions at Hanover Direct and its
                                   predecessor, The Horn & Hardart Company, including
                                   Executive Vice President and Chief Financial Officer
                                   from 1989 to 1996. Mr. Garten is a Certified Public
                                   Accountant. Mr. Garten was elected a director of the
                                   Company by Chelsey effective September 29, 2003.
William B. Wachtel          49     Mr. Wachtel has been a managing partner of Wachtel &      2003
                                   Masyr, LLP, or its predecessor law firm (Gold &
                                   Wachtel, LLP), since its founding in August 1984. He
                                   is the co-founder of the Drum Major Institute, a
                                   not-for-profit organization carrying forth the
                                   legacy of Dr. Martin Luther King, Jr. Mr. Wachtel is
                                   the Manager of Chelsey. Mr. Wachtel was elected a
                                   director of the Company effective November 18, 2003,
                                   the date of signing of the Recapitalization
                                   Agreement.
Stuart Feldman              43     Mr. Feldman has been a principal of Chelsey Capital,      2003
                                   LLC, a private hedge fund, for more than the past
                                   five years. Mr. Feldman is the principal beneficiary
                                   of Chelsey Capital Profit Sharing Plan, which is the
                                   sole member of Chelsey. Mr. Feldman was elected a
                                   director of the Company effective November 18, 2003,
                                   the date of signing of the Recapitalization
                                   Agreement.

                                                                                           DIRECTOR
NAME                        AGE                TITLE AND OTHER INFORMATION                  SINCE
----                        ---                ---------------------------                 --------
Donald Hecht                70     Mr. Hecht has, since 1966, together with his brother      2003
                                   Michael Hecht, managed Hecht & Company, an
                                   accounting firm. Mr. Hecht was elected a director of
                                   the Company effective November 30, 2003, the date of
                                   the closing of the Recapitalization.
Paul S. Goodman             50     Mr. Goodman is the Chief Executive Officer of             2004
                                   Chelsey Broadcasting Company, LLC, which position he
                                   has held since January 2003. Chelsey Broadcasting is
                                   the owner of middle market network-affiliated
                                   television stations. Until October 2002, Mr. Goodman
                                   had served as a director of Benedek Broadcasting
                                   Corporation from November 1994 and as a director of
                                   Benedek Communications Corporation from its
                                   inception. From 1983 until October 2002, Mr. Goodman
                                   was also corporate counsel to Benedek Broadcasting
                                   and Benedek Communications since its formation in
                                   1996 until October 2002. From April 1993 to December
                                   2002, Mr. Goodman was a member of the law firm of
                                   Shack Siegel Katz Flaherty & Goodman, P.C. From
                                   January 1990 to April 1993, Mr. Goodman was a member
                                   of the law firm of Whitman & Ransom.

     (b) Identification of Executive Officers

     Pursuant to the Company's Bylaws, its officers are chosen annually by the Board of Directors and hold office until their respective successors are chosen and qualified.

     On November 3, 2003, Charles E. Blue was appointed Chief Financial Officer of the Company effective November 11, 2003, replacing Edward M. Lambert as Chief Financial Officer effective on such date in connection with the Company's ongoing strategic business realignment program. Mr. Blue joined the Company in 1999 and had most recently served as Senior Vice President, Finance, a position eliminated by the strategic business realignment program. Mr. Lambert continued to serve as Executive Vice President of the Company until January 2, 2004. Also effective November 11, 2003, Brian C. Harriss was appointed Executive Vice President, Finance and Administration of the Company. Effective February 13, 2004, the position of Executive Vice President, Finance and Administration held by Brian C. Harriss was also eliminated in connection with the Company's ongoing strategic business realignment program. On such date, Mr. Blue was appointed to succeed Mr. Harriss as Secretary of the Company.

     Set forth below is certain information regarding the current executive officers of the Company

                                                                                         OFFICE HELD
NAME                      AGE                TITLE AND OTHER INFORMATION                    SINCE
----                      ---                ---------------------------                 -----------
Thomas C. Shull           52    President and Chief Executive Officer and a member of       2000
                                the Board of Directors since December 5, 2000.
                                Chairman of the Board since January 10, 2002. In 1990,
                                Mr. Shull co-founded Meridian Ventures, a venture
                                management and turnaround firm presently based in
                                Connecticut, and has served as Chief Executive Officer
                                since its inception. From 1997 to 1999, he served as
                                President and Chief Executive Officer of Barneys New
                                York, a leading luxury retailer, where he led them out
                                of bankruptcy. From 1992 to 1994, Mr. Shull was
                                Executive Vice President of R.H. Macy Company, Inc.,
                                where he was responsible for human resources,
                                information technology, business development,
                                strategic planning and merchandise distribution and
                                led the merger negotiations with Federated Department
                                Stores. Prior to that, he served as a consultant with
                                McKinsey & Company and in the early 1980s as a member
                                of the National Security Council Staff in the Reagan
                                White House.
Michael D. Contino        43    Executive Vice President and Chief Operating Officer        2001
                                since April 25, 2001. Senior Vice President and Chief
                                Information Officer from December 1996 to April 25,
                                2001 and President of Keystone Internet Services, Inc.
                                (now Keystone Internet Services, LLC) since November
                                2000. Mr. Contino joined the Company in 1995 as
                                Director of Computer Operations and
                                Telecommunications. Prior to 1995, Mr. Contino was the
                                Senior Manager of IS Operations at New Hampton, Inc.,
                                a subsidiary of Spiegel, Inc.
William C. Kingsford      57    Senior Vice President, Treasury and Control (Corporate      2003
                                Controller) since May 2003. Vice President and
                                Corporate Controller from May 1997 to May 2003. Prior
                                to May 1997, Mr. Kingsford was Vice President and
                                Chief Internal Auditor at Melville Corporation. Mr.
                                Kingsford filed a petition under Chapter 13 of the
                                United States Bankruptcy Code during March 2001.
Charles E. Blue           43    Senior Vice President and Chief Financial Officer           2003
                                effective November 11, 2003 and Secretary effective
                                February 13, 2004. Mr. Blue joined the Company in 1999
                                and had most recently served as the Company's Senior
                                Vice President, Finance. Before joining the Company,
                                he held the positions of Director of Planning and
                                Treasury for Genesis Direct, Inc. and Director of
                                Strategic Planning for The Copeland Companies.
Steven Lipner             55    Vice President, Taxation since October 2000. Mr.            2000
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

     (c) Audit Committee Financial Expert

     The Company's Board of Directors has determined that the Company has at least one "audit committee financial expert" serving on the Audit Committee of the Board of Directors who is "independent" of management within the definition of such term in the Securities Exchange Act of 1934, as amended, and the listing requirements of the American Stock Exchange. Robert H. Masson, a member of the Board of Directors and the Chairman of its Audit Committee, is the "audit committee financial expert" serving on the Company's Audit Committee. Mr. Masson meets the AMEX requirements that at least one member of the Audit Committee be financially sophisticated.

     Information relating to the Audit Committee of the Company's Board of Directors is set forth under the heading "Board Committees" in the definitive proxy statement to be filed by the Company pursuant to Regulation 14A and is incorporated by reference herein.

     (d) Code of Ethics

     The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer and other persons performing similar functions. A copy of the code of ethics has been filed as an Exhibit to the Company's 2002 Annual Report on Form 10-K. The Company has also adopted a code of conduct that applies to the Company's directors, officers and employees. A copy of the code of conduct will be filed as an Exhibit to this Annual Report on Form 10-K.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Per the requirements of SEC Item 201(7)(d), the following table provides information about the securities authorized for issuance under the Company's equity compensation plans as of December 27, 2003.

                                               (A)                   (B)                     (C)
                                       --------------------   -----------------   -------------------------
                                            NUMBER OF         WEIGHTED-AVERAGE      NUMBER OF SECURITIES
                                         SECURITIES TO BE     EXERCISE PRICE OF    REMAINING AVAILABLE FOR
                                           ISSUED UPON           OUTSTANDING        FUTURE ISSUANCE UNDER
                                           EXERCISE OF            OPTIONS,        EQUITY COMPENSATION PLANS
                                       OUTSTANDING OPTIONS,     WARRANTS AND        (EXCLUDING SECURITIES
PLAN CATEGORY                          WARRANTS AND RIGHTS         RIGHTS         REFLECTED IN COLUMN (A))
-------------                          --------------------   -----------------   -------------------------
Equity compensation plans approved by
  security holders...................       11,551,446              $0.70                16,648,554
Equity compensation plans not
  approved by security holders.......        2,700,000               0.25                 2,700,000
                                            ----------                                   ----------
Total................................       14,251,446              $0.62                19,348,554
                                            ==========              =====                ==========

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A.

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

     The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

                                                                           PAGE
                                                                           NO.
                                                                           ----
         1.  Index to Financial Statements
             Report of Independent Public Accountants -- Hanover Direct,
             Inc. and
             Subsidiaries Financial Statements...........................   44
             Consolidated Balance Sheets as of December 27, 2003 and
             December 28, 2002...........................................   45
             Consolidated Statements of Income (Loss) for the years ended
             December 27, 2003, December 28, 2002 and December 29,
             2001........................................................   46
             Consolidated Statements of Cash Flows for the years ended
             December 27, 2003, December 28, 2002 and December 29,
             2001........................................................   47
             Consolidated Statements of Shareholders Deficiency for the
             years ended December 27, 2003, December 28, 2002 and
             December 29, 2001...........................................   48
             Selected Quarterly Financial Information (unaudited) for the
             fiscal year ended December 27, 2003.........................   94
         2.  Index to Financial Statement Schedule
             Schedule II -- Valuation and Qualifying Accounts for the
             years ended December 27, 2003, December 28, 2002 and
             December 29, 2001...........................................   96
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

     (b) Reports on Form 8-K:

        1.1 Form 8-K, filed October 2, 2003 -- reporting pursuant to Items 5 and 7 of such Form the election of Martin L. Edelman and Wayne P. Garten to the Company's Board of Directors by Chelsey, as the holder of the Series B Participating Preferred Stock, as a result of the Company's failure to redeem any shares of the Series B Participating Preferred Stock on or prior to August 31, 2003.

        1.2 Form 8-K, filed October 28, 2003 -- reporting pursuant to Item 5 of such Form the dismissal of the action filed by the Company on July 17, 2003 in the Supreme Court of the State of New York, New York County against Chelsey and Richemont.

        1.3 Form 8-K, filed November 4, 2003 -- reporting pursuant to Items 5 and 7 of such Form the execution by the Company and Congress of the 27th Amendment to the Congress Facility and the appointment of Charles E. Blue as Chief Financial Officer of the Company effective November 11, 2003, replacing Edward M. Lambert as Chief Financial Officer effective on such date.

        1.4 Form 8-K, filed November 7, 2003 -- reporting pursuant to Items 5 and 7 of such Form scheduling information concerning its quarterly conference call with management to review the operating results for the 13 and 39 weeks ended September 29, 2003.

        1.5 Form 8-K, filed November 10, 2003 -- reporting pursuant to Items 7, 9 and 12 of such Form the issuance of a press release announcing operating results for the 13 and 39 weeks ended September 29, 2003.

        1.6 Form 8-K, filed November 10, 2003 -- reporting pursuant to Items 5 and 7 of such Form the execution of the Memorandum of Understanding by and among the Company, Chelsey and Regan Partners, L.P. and the issuance of a press release announcing the parties' execution of the Memorandum of Understanding.

        1.7 Form 8-K, filed November 13, 2003 -- reporting pursuant to Item 9 of such Form an unofficial transcript of its conference call with management to review the fiscal year 2003 third quarter results.

        1.8 Form 8-K, filed November 19, 2003 -- reporting pursuant to Items 5 and 7 of such Form the Recapitalization Agreement between the Company and Chelsey and the issuance of a press release announcing the parties' execution of the Recapitalization Agreement.

        1.9 Form 8-K, filed December 1, 2003 -- reporting pursuant to Items 1, 5 and 7 of such Form the consummation of the transactions contemplated by the Recapitalization Agreement.

        1.10 Form 8-K, filed January 8, 2004 -- reporting pursuant to Item 5 of such Form the grant of summary judgment in favor of the Company dismissing certain of those claims made by Rakesh Kaul in an action filed against the Company on June 28, 2001 in the Supreme Court of the State of New York, County of New York.

        1.11 Form 8-K, filed February 13, 2004 -- reporting pursuant to Items 5 and 7 of such Form the elimination of the position of Executive Vice President, Finance and Administration, the acceptance of the resignation of Brian C. Harriss and the appointment of Charles E. Blue as Senior Vice President and Chief Financial Officer and Secretary effective February 13, 2004.

        1.12 Form 8-K, filed February 13, 2004 -- reporting pursuant to Items 5 and 7 of such Form the resignation of Martin L. Edelman as a member of the Board of Directors effective February 15, 2004 and the issuance of a press release announcing Mr. Edelman's resignation.

        1.13 Form 8-K, filed March 25, 2004 -- reporting pursuant to Items 5 and 7 of such Form the issuance of a press release announcing that the conference call with management to review the Company's fiscal year 2003 operating results had been rescheduled from March 25, 2004 to March 29, 2004.

        1.14 Form 8-K, filed March 29, 2004 -- reporting pursuant to Items 5 and 7 of such Form the issuance of a press release announcing that the Company had filed a Form 12b-25 Notification of Late Filing with the Securities and Exchange Commission extending the deadline for filing its Annual Report for the fiscal year ended December 27, 2003 and that the conference call with management of the Company to review the fiscal year 2003 operating results scheduled for March 29, 2004 had been cancelled and postponed to a later date following the filing of the 2003 Annual Report.

        1.15 Form 8-K, filed April 2, 2004 -- reporting pursuant to Items 5 and 7 of such Form the Company's sending letters dated March 22, 2004 and April 2, 2004 to Chelsey Direct, LLC.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 9, 2004                      HANOVER DIRECT, INC.
                                          (Registrant)

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

Principal Officers:




               By: /s/ CHARLES E. BLUE
  -------------------------------------------------
                  Charles E. Blue,
              Senior Vice President and
               Chief Financial Officer
            (principal financial officer)




            By: /s/ WILLIAM C. KINGSFORD
  -------------------------------------------------
                William C. Kingsford,
          Senior Vice President of Treasury
     and Control (principal accounting officer)

Board of Directors:




                 /s/ BASIL P. REGAN
-----------------------------------------------------
              Basil P. Regan, Director



                /s/ ROBERT H. MASSON
-----------------------------------------------------
             Robert H. Masson, Director



                 /s/ WILLIAM WACHTEL
-----------------------------------------------------
              William Wachtel, Director



                 /s/ A. DAVID BROWN
-----------------------------------------------------
              A. David Brown, Director



                  /s/ DONALD HECHT
-----------------------------------------------------
               Donald Hecht, Director



                 /s/ THOMAS C. SHULL
-----------------------------------------------------
              Thomas C. Shull, Director



                 /s/ STUART FELDMAN
-----------------------------------------------------
              Stuart Feldman, Director



                 /s/ WAYNE P. GARTEN
-----------------------------------------------------
              Wayne P. Garten, Director

Date:  April 9, 2004

                                 EXHIBIT INDEX

EXHIBIT NUMBER
 ITEM 601 OF
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE
--------------  -----------------------------------------------------------------------
     2.1        Asset Purchase Agreement, dated as of June 13, 2001, among the Company,
                LWI Holdings, Inc., HSN LP, HSN Improvements, LLC and HSN Catalog
                Services, Inc. Incorporated by reference to the Company's Current
                Report on Form 8-K filed August 9, 2001.
     2.2        Amendment No. 1, dated as of June 20, 2001, to the Asset Purchase
                Agreement, dated as of June 13, 2001, among the Company, LWI Holdings,
                Inc., HSN LP, HSN Improvements, LLC and HSN Catalog Services, Inc.
                Incorporated by reference to the Company's Current Report on Form 8-K filed August 9, 2001.
     2.3        Agreement, dated as of December 19, 2001, between the Company and
                Richemont. Incorporated by reference to the Company's Current Report on
                Form 8-K filed December 20, 2001.
     3.1        Restated Certificate of Incorporation. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 28,
                1996.
     3.2        Certificate of Correction filed to correct a certain error in the
                Restated Certificate of Incorporation. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 26,
                1998.
     3.3        Certificate of Amendment to Certificate of Incorporation dated May 28,
                1999. Incorporated by reference to the Company's Annual Report on Form
                10-K for the year ended December 25, 1999.
     3.4        Certificate of Correction Filed to Correct a Certain Error in the
                Restated Certificate of Incorporation dated August 26, 1999.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 25, 1999.
     3.5        Certificate of Designations, Powers, Preferences and Rights of Series A
                Cumulative Participating Preferred Stock. Incorporated by reference to the Company's Current Report on Form 8-K filed August 30, 2000.
     3.6        Certificate of the Designations, Powers, Preferences and Rights of
                Series B Participating Preferred Stock. Incorporated by reference to the Company's Current Report on Form 8-K filed December 20, 2001.
     3.7        Certificate of Elimination of the Series A Cumulative Participating
                Preferred Stock. Incorporated by reference to the Company's Current
                Report on Form 8-K filed December 20, 2001.
     3.8        Certificate of the Designations, Powers, Preferences and Rights of
                Series C Participating Preferred Stock. Incorporated by reference to the Company's Current Report on Form 8-K filed November 30, 2003.
     3.9        Certificate of Elimination of the Series B Participating Preferred
                Stock. Incorporated by reference to the Company's Current Report on
                Form 8-K filed November 30, 2003.
     3.10       Certificate of Correction filed on November 26, 2003 with the Delaware
                Secretary of State to Correct a Certain Error in the Amended and
                Restated Certificate of Incorporation of Hanover Direct, Inc. filed with the Delaware Secretary of State on October 31, 1996. Incorporated
                by reference to the Company's Current Report on Form 8-K filed November
                30, 2003.
     3.11       By-laws. Incorporated by reference to the Company's Quarterly Report on
                Form 10-Q for the quarterly period ended September 27, 1997.
     3.12       Amendment to By-laws. Incorporated by reference to the Company's
                Current Report on Form 8-K filed November 30, 2003.

EXHIBIT NUMBER
 ITEM 601 OF
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE
--------------  -----------------------------------------------------------------------
     10.1       Hanover Direct, Inc. Savings Plan as amended. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January
                1, 1994.
     10.2       Restricted Stock Award Plan. Incorporated by reference to the Company's
                Registration Statement on Form S-8 filed on February 24, 1993,
                Registration No. 33-58760.
     10.3       All Employee Equity Investment Plan. Incorporated by reference to the
                Company's* Registration Statement on Form S-8 filed on February 24,
                1993, Registration No. 33-58756.
     10.4       Executive Equity Incentive Plan, as amended. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
                28, 1996.
     10.5       Form of Supplemental Retirement Plan. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended January 1,
                1994.
     10.6       1996 Stock Option Plan, as amended. Incorporated by reference to the
                Company's 1997 Proxy Statement.
     10.7       1999 Stock Option Plan for Directors. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 25,
                1999.
     10.8       2000 Management Stock Option Plan. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 25,
                1999.
     10.9       2002 Stock Option Plan for Directors. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 29,
                2001.
    10.10       Amendment No. 1 to 2002 Stock Option Plan for Directors. Incorporated
                by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 2002.
    10.11       Form of Stock Option Agreement under 2002 Stock Option Plan for
                Directors. Incorporated by reference to the Company's Annual Report on
                Form 10-K for the year ended December 28, 2002.
    10.12       Hanover Direct, Inc. Key Executive Eighteen Month Compensation
                Continuation Plan. Incorporated by reference to the Company's Quarterly
                Report on Form 10-Q for the quarterly period ended March 31, 2001.
    10.13       Amendment No. 1 to the Hanover Direct, Inc. Key Executive Eighteen
                Month Compensation Continuation Plan, dated as of June 1, 2001.
                Incorporated by reference to the Company's Quarterly Report on Form
                10-Q for the quarterly period ended June 30, 2001.
    10.14       Amendment No. 2 to the Hanover Direct, Inc. Key Executive Eighteen
                Month Compensation Continuation Plan, effective as of August 1, 2001.
                Incorporated by reference to the Company's Quarterly Report on Form
                10-Q for the quarterly period ended March 30, 2002.
    10.15       Amendment No. 3 to Hanover Direct, Inc. Key Executive Eighteen Month
                Compensation Continuation Plan, effective October 29, 2003.
                Incorporated by reference to the Company's Quarterly Report on Form
                10-Q for the quarterly period ended September 27, 2003.
    10.16       Hanover Direct, Inc. Key Executive Twelve Month Compensation
                Continuation Plan. Incorporated by reference to the Company's Quarterly
                Report on Form 10-Q for the quarterly period ended March 31, 2001.

EXHIBIT NUMBER
 ITEM 601 OF
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE
--------------  -----------------------------------------------------------------------
    10.17       Amendment No. 1 to the Hanover Direct, Inc. Key Executive Twelve Month
                Compensation Continuation Plan, effective as of August 1, 2001.
                Incorporated by reference to the Company's Quarterly Report on Form
                10-Q for the quarterly period ended March 30, 2002.
    10.18       Amendment No. 2 to the Hanover Direct, Inc. Key Executive Twelve Month
                Compensation Continuation Plan, effective as of December 28, 2002.
                Incorporated by reference to the Company's Quarterly Report on Form
                10-Q for the quarterly period ended September 27, 2003.
    10.19       Hanover Direct, Inc. Key Executive Six Month Compensation Continuation
                Plan. Incorporated by reference to the Company's Quarterly Report on
                Form 10-Q for the quarterly period ended March 31, 2001.
    10.20       Amendment No. 1 to the Hanover Direct, Inc. Key Executive Six Month
                Compensation Continuation Plan, effective as of August 1, 2001.
                Incorporated by reference to the Company's Quarterly Report on Form
                10-Q for the quarterly period ended March 30, 2002.
    10.21       Amendment No. 2 to the Hanover Direct, Inc. Key Executive Six Month
                Compensation Continuation Plan, effective as of December 28, 2002.
                Incorporated by reference to the Company's Quarterly Report on Form
                10-Q for the quarterly period ended September 27, 2003.
    10.22       Hanover Direct, Inc. Directors Change of Control Plan. Incorporated by
                reference to the Company's Quarterly Report on Form 10-Q for the
                quarterly period ended March 31, 2001.
    10.23       Amendment No. 1 to the Hanover Direct, Inc. Directors Change of Control
                Plan, effective as of August 1, 2001. Incorporated by reference to the
                Company's Quarterly Report on Form 10-Q for the quarterly period ended
                March 30, 2002.
    10.24       Loan and Security Agreement dated as of November 14, 1995 by and among
                Congress Financial Corporation ("Congress"), HDPA, Brawn, Gump's by
                Mail, Gump's, The Company Store, Inc. ("The Company Store"), Tweeds,
                Inc. ("Tweeds"), LWI Holdings, Inc. ("LWI"), Aegis Catalog Corporation
                ("Aegis"), Hanover Direct Virginia, Inc. ("HDVA") and Hanover Realty
                Inc. ("Hanover Realty"). Incorporated by reference to the Company's
                Annual Report on Form 10-K for the year ended December 30, 1995.
    10.25       First Amendment to Loan and Security Agreement dated as of February 22,
                1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.26       Second Amendment to Loan and Security Agreement dated as of April 16,
                1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.27       Third Amendment to Loan and Security Agreement dated as of May 24, 1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The Company
                Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC. Incorporated
                by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.28       Fourth Amendment to Loan and Security Agreement dated as of May 31,
                1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

EXHIBIT NUMBER
 ITEM 601 OF
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE
--------------  -----------------------------------------------------------------------
    10.29       Fifth Amendment to Loan and Security Agreement dated as of September
                11, 1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.30       Sixth Amendment to Loan and Security Agreement dated as of December 5,
                1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.31       Seventh Amendment to Loan and Security Agreement dated as of December
                18, 1996 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
    10.32       Eighth Amendment to Loan and Security Agreement dated as of March 26,
                1997 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 26, 1998.
    10.33       Ninth Amendment to Loan and Security Agreement dated as of April 18,
                1997 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 26, 1998.
    10.34       Tenth Amendment to Loan and Security Agreement dated as of October 31,
                1997 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 26, 1998.
    10.35       Eleventh Amendment to Loan and Security Agreement dated as of March 25,
                1998 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's, The
                Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 26, 1998.
    10.36       Twelfth Amendment to Loan and Security Agreement dated as of September
                30, 1998 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 25, 1999.
    10.37       Thirteenth Amendment to Loan and Security Agreement dated as of
                September 30, 1998 by and among Congress, HDPA, Brawn, Gump's by Mail,
                Gump's, The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and
                TAC. Incorporated by reference to the Company's Annual Report on Form
                10-K for the year ended December 25, 1999.
    10.38       Fourteenth Amendment to Loan and Security Agreement dated as of
                February 28, 2000 by and among Congress, HDPA, Brawn, Gump's by Mail,
                Gump's, The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and
                TAC. Incorporated by reference to the Company's Annual Report on Form
                10-K for the year ended December 25, 1999.

EXHIBIT NUMBER
 ITEM 601 OF
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE
--------------  -----------------------------------------------------------------------
    10.39       Fifteenth Amendment to Loan and Security Agreement dated as of March
                24, 2000 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                LWI, HDVA, Hanover Realty, The Company Store Factory, Inc., The Company
                Office, Inc., Keystone Internet Services, Inc., Tweeds, LLC,
                Silhouettes, LLC, Hanover Company Store, LLC and Domestications, LLC.
                Incorporated by reference to the Company's Quarterly Report on Form
                10-Q for the quarterly period ended March 25, 2000.
    10.40       Sixteenth Amendment to Loan and Security Agreement dated as of August
                8, 2000 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                LWI, HDVA, Hanover Realty, The Company Store Factory, Inc., The Company
                Office, Inc., Keystone Internet Services, Inc., Tweeds, LLC,
                Silhouettes, LLC, Hanover Company Store, LLC and Domestications, LLC.
                Incorporated by reference to the Company's Quarterly Report on Form
                10-Q for the quarterly period ended June 24, 2000.
    10.41       Seventeenth Amendment to Loan and Security Agreement dated as of
                January 5, 2001 by and among Congress, HDPA, Brawn, Gump's by Mail,
                Gump's, LWI, HDVA, Hanover Realty, The Company Store Factory, Inc., The
                Company Office, Inc., Keystone Internet Services, Inc., Tweeds, LLC,
                Silhouettes, LLC, Hanover Company Store, LLC and Domestications, LLC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 30, 2000.
    10.42       Eighteenth Amendment to Loan and Security Agreement, dated as of
                November 12, 2001, among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                LWI, HDVA, Hanover Realty, The Company Store Factory, Inc., The Company
                Office, Inc., Keystone Internet Services, Inc., Tweeds, LLC,
                Silhouettes, LLC, Hanover Company Store, LLC and Domestications, LLC.
                Incorporated by reference to the Company's Quarterly Report on Form
                10-Q for the quarterly period ended September 29, 2001.
    10.43       Nineteenth Amendment to Loan and Security Agreement, dated as of
                December 18, 2001, by and among Congress, HDPA, Brawn, Gump's by Mail,
                Gump's, LWI, HDVA, Hanover Realty, The Company Store Factory, Inc., The
                Company Office, Inc., Keystone Internet Services, Inc., Tweeds, LLC,
                Silhouettes, LLC, Hanover Company Store, LLC and Domestications, LLC.
                Incorporated by reference to the Company's Current Report on Form 8-K filed December 20, 2001.
    10.44       Twentieth Amendment to Loan and Security Agreement, dated as of March
                5, 2002, by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                HDVA, Hanover Realty, The Company Store Factory, Inc., The Company
                Office, Inc., Keystone Internet Services, Inc., Silhouettes, LLC,
                Hanover Company Store, LLC and Domestications, LLC. Incorporated by
                reference to the Company's Annual Report on Form 10-K for the year ended December 29, 2001.
    10.45       Twenty-first Amendment to Loan and Security Agreement, dated as of
                March 21, 2002, among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                HDVA, Hanover Realty, The Company Store Factory, Inc., The Company
                Office, Inc., Keystone Internet Services, Inc., Silhouettes, LLC,
                Hanover Company Store, LLC and Domestications, LLC. Incorporated by
                reference to the Company's Annual Report on Form 10-K for the year ended December 29, 2001.

EXHIBIT NUMBER
 ITEM 601 OF
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE
--------------  -----------------------------------------------------------------------
    10.46       Twenty-second Amendment to Loan and Security Agreement, dated as of
                August 16, 2002, among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                HDVA, Hanover Realty, The Company Store Factory, Inc., The Company
                Office, Inc., Silhouettes, LLC, Hanover Company Store, LLC,
                Domestications, LLC and Keystone Internet Services, Inc. Incorporated
                by reference to the Company's Quarterly Report on Form 10-Q for the
                quarterly period ended June 29, 2002.
    10.47       Twenty-third Amendment to Loan and Security Agreement, dated as of
                December 27, 2002, among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                HDVA, Hanover Realty, The Company Store Factory, Inc., The Company
                Office, Inc., Silhouettes, LLC, Hanover Company Store, LLC,
                Domestications, LLC, Keystone Internet Services, Inc., Keystone
                Internet Services, LLC and The Company Store Group, LLC. Incorporated
                by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 2002.
    10.48       Twenty-fourth Amendment to Loan and Security Agreement, dated as of
                February 28, 2003, among Congress, Brawn, Gump's by Mail, Gump's,
                Hanover Realty, The Company Store Factory, Inc., The Company Office,
                Inc., Silhouettes, LLC, Hanover Company Store, LLC, Domestications,
                LLC, Keystone internet Services, LLC and The Company Store Group, LLC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 2002.
    10.49       Twenty-fifth Amendment to Loan and Security Agreement, dated as of
                April 21, 2003, among Congress, Brawn, Gump's by Mail, Gump's, Hanover
                Realty, The Company Store Factory, Inc., The Company Office, Inc.,
                Silhouettes, LLC, Hanover Company Store, LLC, Domestications, LLC,
                Keystone internet Services, LLC and The Company Store Group, LLC.
                Incorporated by reference to the Company's Quarterly Report on Form
                10-Q for the quarterly period ended March 29, 2003.
    10.50       Twenty-sixth Amendment to Loan and Security Agreement, dated as of
                August 29, 2003, among Congress, Brawn, Gump's by Mail, Gump's, Hanover
                Realty, The Company Store Factory, Inc., The Company Office, Inc.,
                Silhouettes, LLC, Hanover Company Store, LLC, Domestications, LLC,
                Keystone internet Services, LLC and The Company Store Group, LLC.
                Incorporated by reference to the Company's Quarterly Report on Form
                10-Q for the quarterly period ended September 27, 2003.
    10.51       Twenty-seventh Amendment to Loan and Security Agreement, dated as of
                October 31, 2003, among Congress, Brawn, Gump's by Mail, Gump's,
                Hanover Realty, The Company Store Factory, Inc., The Company Office,
                Inc., Silhouettes, LLC, Hanover Company Store, LLC, Domestications,
                LLC, Keystone internet Services, LLC and The Company Store Group, LLC.
                Incorporated by reference to the Company's Current Report on Form 8-K filed October 31, 2003.
    10.52       Twenty-eighth Amendment to Loan and Security Agreement, dated as of
                November 4, 2003, among Congress, Brawn, Gump's by Mail, Gump's,
                Hanover Realty, The Company Store Factory, Inc., The Company Office,
                Inc., Silhouettes, LLC, Hanover Company Store, LLC, Domestications,
                LLC, Keystone internet Services, LLC and The Company Store Group, LLC.
                Incorporated by reference to the Company's Quarterly Report on Form
                10-Q for the quarterly period ended September 27, 2003.

EXHIBIT NUMBER
 ITEM 601 OF
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE
--------------  -----------------------------------------------------------------------
    10.53       Twenty-ninth Amendment to Loan and Security Agreement, dated as of
                November 25, 2003, among Congress, Brawn, Gump's by Mail, Gump's,
                Hanover Realty, The Company Store Factory, Inc., The Company Office,
                Inc., Silhouettes, LLC, Hanover Company Store, LLC, Domestications,
                LLC, Keystone internet Services, LLC and The Company Store Group, LLC.
                Incorporated by reference to the Company's Current Report on Form 8-K filed November 30, 2003.
    10.54       Account Purchase and Credit Card Marketing and Services Agreement,
                dated as of March 9, 1999, between the Company and Capital One
                Services, Inc. and Capital One Bank. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 25,
                1999.
    10.55       Addendum to Account Purchase and Credit Card Marketing and Services
                Agreement, dated as of July 7, 1999, between the Company and Capital
                One Services, Inc. and Capital One Bank. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
                29, 2001.
    10.56       Credit Agreement, dated as of March 24, 2000, by and among the Company,
                HDPA, Brawn, Gump's By Mail, Gump's, LWI, HDVA, Keystone Internet
                Services, Inc., Tweeds, LLC, Silhouettes, LLC, Hanover Company Store,
                LLC, Domestications, LLC and Richemont. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2000.
    10.57       Subordination Agreement dated as of March 24, 2000, between Congress and Richemont. Incorporated by reference to the Company's Quarterly
                Report on Form 10-Q for the quarterly period ended March 25, 2000.
    10.58       Letter Agreement, dated as of March 24, 2000, between Richemont and
                Congress. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2000.
    10.59       Services Agreement dated as of December 5, 2000 among Meridian
                Ventures, LLC, Thomas C. Shull and the Company. Incorporated by
                reference to the Company's Annual Report on Form 10-K for the year ended December 30, 2000.
    10.60       Stock Option Agreement made as of December 5, 2000 by the Company in favor of Thomas C. Shull. Incorporated by reference to the Company's
                Annual Report on Form 10-K for the year ended December 28, 2002.
    10.61       Amendment No. 1 dated as of September 1, 2002 to Stock Option Agreement between the Company and Thomas C. Shull. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
                28, 2002.
    10.62       First Amendment of Services Agreement made as of the 23rd day of April
                2001, by and among the Company, Thomas C. Shull and Meridian Ventures,
                LLC. Incorporated by reference to the Company's Quarterly Report on
                Form 10-Q for the quarterly period ended March 31, 2001.
    10.63       Letter Agreement dated as of April 30, 2001 between the Company, Thomas
                C. Shull and Meridian Ventures, LLC. Incorporated by reference to the
                Company's Quarterly Report on Form 10-Q for the quarterly period ended
                March 31, 2001.
    10.64       Agreement dated May 14, 2001 between Hanover Direct, Inc. and Thomas C.
                Shull. Incorporated by reference to the Company's Quarterly Report on
                Form 10-Q for the quarterly period ended September 29, 2001.

EXHIBIT NUMBER
 ITEM 601 OF
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE
--------------  -----------------------------------------------------------------------
    10.65       Amendment No. 1 to Agreement dated May 14, 2001 between Hanover Direct,
                Inc. and Thomas C. Shull. Incorporated by reference to the Company's
                Quarterly Report on Form 10-Q for the quarterly period ended June 29,
                2002.
    10.66       Services Agreement dated as of August 1, 2001 by and among Meridian
                Ventures, LLC, Thomas C. Shull and the Company. Incorporated by
                reference to the Company's Quarterly Report on Form 10-Q for the
                quarterly period ended September 29, 2001.
    10.67       Services Agreement dated as of December 14, 2001 by and among Meridian
                Ventures, LLC, Thomas C. Shull and the Company. Incorporated by
                reference to the Company's Current Report on Form 8-K filed December
                14, 2001.
    10.68       Amendment No. 1 of Services Agreement made as of the 23rd day of April,
                2002, by and among the Company, Thomas C. Shull and Meridian Ventures,
                LLC. Incorporated by reference to the Company's Quarterly Report on
                Form 10-Q for the quarterly period ended March 30, 2002.
    10.69       Stock Option Agreement made as of December 14, 2001 by the Company in favor of Thomas C. Shull. Incorporated by reference to the Company's
                Annual Report on Form 10-K for the year ended December 28, 2002.
    10.70       Amendment No. 1 dated as of September 1, 2002 to Stock Option Agreement between the Company and Thomas C. Shull. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
                28, 2002.
    10.71       Employment Agreement dated as of September 1, 2002 between Thomas C.
                Shull and the Company. Incorporated by reference to the Company's
                Quarterly Report on Form 10-Q for the quarterly period ended June 29,
                2002.
    10.72       Amendment No. 1 to Employment Agreement dated as of September 1, 2002 between Thomas C. Shull and the Company. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002.
    10.73       Amendment No. 2 to Employment Agreement dated as of June 23, 2003 between Thomas C. Shull and the Company. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2003.
    10.74       Amendment No. 3 to Employment Agreement effective as of August 3, 2003 between Thomas C. Shull and the Company. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2003.
    10.75       Final form of letter agreement between the Company and certain Level 8 executive officers. Incorporated by reference to the Company's
                Quarterly Report on Form 10-Q for the quarterly period ended September
                28, 2002.
    10.76       Form of Transaction Bonus Letter. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 28,
                2002.
    10.77       Agreement, dated as of December 19, 2001, between the Company and
                Richemont. Incorporated by reference to the Company's Current Report on
                Form 8-K filed December 20, 2001.
    10.78       Release, dated December 19, 2001, executed by the Company in favor of
                Richemont and others. Incorporated by reference to the Company's
                Current Report on Form 8-K filed December 20, 2001.
    10.79       Indemnification Agreement, dated as of December 19, 2001 between the
                Company and Richemont. Incorporated by reference to the Company's
                Current Report on Form 8-K filed December 20, 2001.

EXHIBIT NUMBER
 ITEM 601 OF
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE
--------------  -----------------------------------------------------------------------
    10.80       Hanover Direct, Inc. Savings and Retirement Plan, as amended and restated as of July 1, 1999. Incorporated by reference to the Company's
                Annual Report on Form 10-K for the year ended December 29, 2001.
    10.81       First Amendment to the Hanover Direct, Inc. Savings and Retirement
                Plan, effective March 1, 2002. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 29,
                2001.
    10.82       Hanover Direct, Inc. and Subsidiaries Code of Ethics. Incorporated by
                reference to the Company's Annual Report on Form 10-K for the year ended December 28, 2002.
    10.83       Memorandum of Understanding dated November 10, 2003 by and among
                Hanover Direct, Inc., Chelsey Direct, LLC and Regan Partners, L.P.
                Incorporated by reference to the Company's Current Report on Form 8-K filed November 10, 2003.
    10.84       Recapitalization Agreement dated as of November 18, 2003 by and between
                Hanover Direct, Inc. and Chelsey Direct, LLC. Incorporated by reference to the Company's Current Report on Form 8-K filed November 18, 2003.
    10.85       Registration Rights Agreement dated as of November 30, 2003 by and among Hanover Direct, Inc., Chelsey Direct, LLC and Stuart Feldman.
                Incorporated by reference to the Company's Current Report on Form 8-K filed November 30, 2003.
    10.86       Corporate Governance Agreement dated as of November 30, 2003 by and among Hanover Direct, Inc. Chelsey Direct, LLC, Stuart Feldman, Regan
                Partners, L.P., Regan International Fund Limited and Basil P. Regan.
                Incorporated by reference to the Company's Current Report on Form 8-K filed November 30, 2003.
    10.87       Voting Agreement dated as of November 30, 2003 by and among Chelsey
                Direct, LLC, Stuart Feldman, Regan Partners, L.P., Regan International
                Fund Limited and Basil P. Regan. Incorporated by reference to the
                Company's Current Report on Form 8-K filed November 30, 2003.
    10.88       General Release dated November 30, 2003 given by Hanover Direct, Inc.
                and its parents, affiliates, subsidiaries, predecessor firms, shareholders, officers, directors, members, managers, employees, agents and others to Chelsey Direct, LLC and its parents, affiliates, subsidiaries, predecessor firms, shareholders, officers, directors, members, managers, employees, attorneys, agents and others.
                Incorporated by reference to the Company's Current Report on Form 8-K filed November 30, 2003.
    10.89       General Release dated November 30, 2003 given by Chelsey Direct, LLC and its parents, affiliates, subsidiaries, predecessor firms, shareholders, officers, directors, members, managers, employees, agents and others to Hanover Direct, Inc. and its parents, affiliates, subsidiaries, predecessor firms, shareholders, officers, directors, members, managers, employees, attorneys, agents and others.
                Incorporated by reference to the Company's Current Report on Form 8-K filed November 30, 2003.
    10.90       Stipulation of Discontinuance of the action entitled Hanover Direct,
                Inc. v. Richemont Finance S.A. and Chelsey Direct, LLC in the Supreme
                Court of the State of New York, County of New York (Index No.
                03/602269) dated November 30, 2003. Incorporated by reference to the
                Company's Current Report on Form 8-K filed November 30, 2003.
    10.91       Code of Conduct of the Registrant. FILED HEREWITH.

EXHIBIT NUMBER
 ITEM 601 OF
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE
--------------  -----------------------------------------------------------------------
    10.92       Thirtieth Amendment to Loan and Security Agreement, dated as of March
                25, 2004, among Congress, Brawn, Gump's by Mail, Gump's, Hanover
                Realty, The Company Store Factory, Inc., The Company Office, Inc.,
                Silhouettes, LLC, Hanover Company Store, LLC, Domestications, LLC,
                Keystone internet Services, LLC and The Company Store Group, LLC. FILED
                HEREWITH.
     21.1       Subsidiaries of the Registrant. FILED HEREWITH.
     23.1       Consent of Independent Public Accountants. FILED HEREWITH.
     31.1       Certification required by Rule 13a-14(a) or Rule 15d-14(a) signed by
                Thomas C. Shull. FILED HEREWITH.
     31.2       Certification required by Rule 13a-14(a) or Rule 15d-14(a) signed by
                Charles E. Blue. FILED HEREWITH.
     32.1       Certification required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
                signed by Thomas C. Shull and Charles E. Blue. FILED HEREWITH.**

---------------

 * Hanover Direct, Inc., a Delaware corporation, is the successor by merger to The Horn & Hardart Company and The Hanover Companies.

** This certification accompanies this Annual Report on Form 10-K, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.