Form 10-K/A
period 2002-12-28
HANOVER DIRECT INC
filed 2004-04-12
CIK 320333

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 1
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

     As of March 20, 2003, the registrant had 138,315,800 shares of Common Stock outstanding (excluding treasury shares).
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A is incorporated into items 11, 12 and 13 of Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 28, 2002, as originally filed on March 25, 2003, is being filed to amend and reflect the restatement of our Consolidated Balance Sheets as of December 28, 2002 and December 29, 2001 in order to comply with EITF Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock Box Arrangement" ("EITF 95-22"). We have re-examined the provisions of our credit facility and, based on EITF 95-22 and certain provisions in the credit agreement, we are required to reclassify our revolving credit facility from long-term to short-term debt, though the existing revolving loan facility does not mature until January 31, 2007. As a result, we reclassified $8.8 million and $13.5 million as of December 28, 2002 and December 29, 2001, respectively, from long-term debt to short-term debt and capital lease obligations. See Note 6 and
Note 21 of Notes to Consolidated Financial Statements for further discussion. Each item of the Annual Report on Form 10-K as filed on March 25, 2003 that was affected by the restatement has been amended and restated. No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original Form 10-K except as required to reflect the effects of the restatement.

     Part I -- Financing. The working capital and current ratios for the years ended December 28, 2002 and December 29, 2001 were restated to $0.6 million, 1.01, and $7.4 million, 1.08, respectively, from $9.4 million, 1.12 and $20.9 million, 1.26, respectively, as originally reported.

     Part II -- Item 6. Selected Financial Data -- Working capital was restated for fiscal years 2002, 2001, 2000 and 1999 to $0.6 million, $7.4 million, $1.1 million and $12.8 million, respectively, from $9.4 million, $20.9 million, $16.8 million and $17.99 million, as originally reported.

     Part II -- Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations-Liquidity and Capital Resources-Amendments to Congress Loan and Security Agreement has been updated to provide disclosure concerning the reclassification of the Company's revolving loan facility pursuant to EITF 95-22.

     Part II -- Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations-Liquidity and Capital Resources-Restated that, of the aggregate borrowings of $25.1 million, $12.6 million is classified as short-term and $12.5 million is classified as long-term, from $3.8 million classified as short-term and $21.3 million classified as long-term, as originally reported.

     Part II -- Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations-Liquidity and Capital Resources-The working capital and current ratios for the years ended December 28, 2002 and December 29, 2001 were restated to $0.6 million and 1.01, and $7.4 million and 1.08, respectively, from $9.4 million and 1.12, and $20.9 million and 1.26, respectively, as originally reported, and restated the short-term borrowings of $3.8 million to $12.6 million and restated long-term borrowings of $21.3 million to $12.5 million.

     Part II -- Item 8. Financial Statements and Supplementary Data-auditors' opinion updated to reflect restatement.

     Part II -- Item 8. Financial Statements and Supplementary Data - A summary of the effects of the restatement on our Consolidated Balance Sheets as of December 28, 2002 and December 29, 2001 follows:

                                                      DECEMBER 28, 2002          DECEMBER 29, 2001
                                                   ------------------------   ------------------------
                                                   AS PREVIOUSLY      AS      AS PREVIOUSLY      AS
                                                     REPORTED      RESTATED     REPORTED      RESTATED
                                                    --------------------------------------------------
                                                                                        (IN THOUSANDS)
Short-term debt and capital lease obligations....    $  3,802      $ 12,621     $  3,162      $ 16,685
Total current liabilities........................    $ 78,848      $ 87,667     $ 79,785      $ 93,308
Long-term debt...................................    $ 21,327      $ 12,508     $ 26,548      $ 13,025
Total non-current liabilities....................    $ 27,714      $ 18,895     $ 36,781      $ 23,258

     See Note 21 of Notes to Consolidated Financial Statements for further discussion.

     Part II -- Item 8. Financial Statements and Supplementary Data-restated footnote 6-Restated aggregate annual principal payments required on debt instruments as follows: 2003-$12.6 million and 2004-$12.5 million from 2003-$3.8 million and 2004-$21.3 million, as originally reported.

                              HANOVER DIRECT, INC.
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002

                                     INDEX

                                                                           PAGE
                                                                           ----
                                    PART I
ITEM 1.      Business....................................................    2
               General...................................................    2
               Direct Commerce...........................................    2
               Business-to-Business......................................    7
               Credit Management.........................................    8
               Financing.................................................    8
               Additional Investments....................................   10
               Employees.................................................   13
               Seasonality...............................................   13
               Competition...............................................   14
               Trademarks................................................   14
               Government Regulation.....................................   14
               Listing Information.......................................   15
               Web site Access to Information............................   15
ITEM 2.      Properties..................................................   15
ITEM 3.      Legal Proceedings...........................................   17
ITEM 4.      Submission of Matters to a Vote of Security Holders.........   21
                                    PART II
ITEM 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................   22
ITEM 6.      Selected Financial Data.....................................   23
ITEM 7.      Management's Discussion and Analysis of Consolidated
             Financial Condition and Results of Operations...............   24
               Results of Operations.....................................   24
               Liquidity and Capital Resources...........................   28
               Uses of Estimates and Other Critical Accounting
                  Policies...............................................   32
               New Accounting Pronouncements.............................   34
               Off-Balance Sheet Arrangements............................   34
               Forward Looking Statements................................   34
               Cautionary Statements.....................................   35
ITEM 7A.     Quantitative and Qualitative Disclosures about Market
             Risk........................................................   37
ITEM 8.      Financial Statements and Supplementary Data.................   38
ITEM 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................   86
                                   PART III
ITEM 10.     Directors and Executive Officers of the Registrant..........   87
ITEM 11.     Executive Compensation......................................   91
ITEM 12.     Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters..................   91
ITEM 13.     Certain Relationships and Related Transactions..............   91
ITEM 14.     Controls and Procedures.....................................   91
                                    PART IV
ITEM 15.     Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................   92
             Signatures..................................................   94
             Exhibit Index...............................................   95

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

     General. At December 28, 2002, the Company had $0.8 million in cash and cash equivalents compared with $1.1 million at December 29, 2001. Working capital and current ratios at December 28, 2002 were $0.6 million and 1.01 to 1 versus $7.4 million and 1.08 to 1 at December 29, 2001. Total cumulative borrowings, including financing under capital lease obligations, as of December 28, 2002, aggregated $25.1 million, $12.5 million of which is classified as long-term. Remaining availability under the Congress Credit Facility as of December 28, 2002 was $18.2 million. There were nominal capital commitments (less than $0.1 million) at December 28, 2002.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected financial data for each of the fiscal years indicated:

                                            2002       2001       2000       1999       1998
                                          --------   --------   --------   --------   --------
                                            (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net Revenues............................  $457,644   $532,165   $603,014   $549,852   $546,114
Special charges (credit)................     4,398     11,277     19,126        144       (485)
Loss from operations....................      (432)   (23,965)   (70,552)   (13,756)   (16,807)
Gain on sale of Improvements business...      (570)   (23,240)        --         --         --
Gain on sale of Kindig Lane Property....        --     (1,529)        --         --         --
Gain on sale of The Shopper's Edge......        --         --         --     (4,343)        --
Gain on sale of Austad's................        --         --         --       (967)        --
Income (loss) before interest and income
  taxes.................................       138        804    (70,552)    (8,446)   (16,807)
Interest expense, net...................     5,477      6,529     10,083      7,338      7,778
Net loss................................    (9,130)    (5,845)   (80,800)   (16,314)   (25,595)
Preferred stock dividends and
  accretion.............................    15,556     10,745      4,015        634        578
                                          --------   --------   --------   --------   --------
Net loss applicable to common
  stockholders..........................  $(24,686)  $(16,590)  $(84,815)  $(16,948)  $(26,163)
                                          --------   --------   --------   --------   --------

PER SHARE:
Net loss per common share -- basic and
  diluted...............................  $   (.18)  $   (.08)  $   (.40)  $   (.08)  $   (.13)
                                          --------   --------   --------   --------   --------

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING (IN THOUSANDS):
Basic...................................   138,280    210,536    213,252    210,719    206,508
                                          --------   --------   --------   --------   --------
Diluted.................................   138,280    210,536    213,252    210,719    206,508
                                          --------   --------   --------   --------   --------

                                       AS RESTATED   AS RESTATED   AS RESTATED   AS RESTATED
                                          2002          2001          2000          1999          1998
                                       -----------   -----------   -----------   -----------   -----------
                                                     (IN THOUSANDS OF DOLLARS)
BALANCE SHEET DATA (END OF PERIOD):
Working capital (1)..................  $       620   $     7,412   $     1,123   $    12,788   $    43,929
Total assets (1).....................      140,100       157,661       203,019       191,419       218,870
Total debt (1).......................       25,129        29,710        39,036        42,835        58,859
Redeemable Series A Preferred
  Stock..............................           --            --        71,628            --            --
Redeemable Series B Preferred
  Stock..............................       92,379        76,823            --            --            --
Shareholders' (deficiency) equity....      (58,841)      (35,728)      (24,452)       53,865        66,470

---------------
(1) The amount for 1998 includes both a receivable and an obligation under receivables financing of $18,998, pursuant to SFAS No. 125.

There were no cash dividends declared on the Common Stock in any of the periods presented.

     See Note 21 of Notes to Consolidated Financial Statements for more information regarding the restatements.

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

     The Company has re-examined the provisions of the Congress Credit Facility and, based on EITF 95-22 and certain provisions in the credit agreement, the Company is required to reclassify its revolving loan facility from long-term to short-term debt, though the existing credit facility does not mature until January 31, 2007.

As a result, the Company reclassified $8.8 million and $13.5 million as of December 28, 2002 and December 29, 2001, respectively, from long-term debt to short-term debt and capital lease obligations.

     As of December 28, 2002, the Company had $25.1 million of cumulative borrowings outstanding under the Congress Credit Facility, comprising $8.8 million under the revolving loan facility, bearing an interest rate of 4.75%, $8.5 million under the Tranche A Term Loan, bearing an interest rate of 5.0%, and $7.8 million under the Tranche B Term Loan, bearing an interest rate of 13.0%. Of the aggregate borrowings of $25.1 million, $12.6 million is classified as short-term while $12.5 million is classified as long-term on the Company's Consolidated Balance Sheet. As of December 29, 2001, the Company had $29.6 million of borrowings outstanding under the Congress Credit Facility comprising $13.5 million under the revolving loan facility, bearing an interest rate of 5.25%, and $10.5 million, bearing an interest rate of 5.50%, and $5.6 million, bearing an interest rate of 13.00%, of Tranche A Term Loans and Tranche B Term Loans, respectively.

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

     General. At December 28, 2002, the Company had $0.8 million in cash and cash equivalents, compared with $1.1 million at December 29, 2001. Working capital and current ratios at December 28, 2002 were $0.6 million and 1.01 to 1 versus $7.4 million and 1.08 to 1 at December 29, 2001. Total cumulative borrowings, including financing under capital lease obligations, as of December 28, 2002, aggregated $25.1 million, of which $12.6 million is classified as short-term and $12.5 million is classified as long-term. Remaining availability under the Congress Revolving Loan Facility as of December 28, 2002 was $18.2 million. There were nominal capital commitments (less than $0.1 million) at December 28, 2002.

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

     As described in Note 21, the Company's consolidated balance sheets as of December 28, 2002 have been restated to classify certain debt as current. As discussed above, the 2001 financial statements of Hanover Direct, Inc. were audited by other auditors who have ceased operations. As described in Note 21, these financial statements have been amended to reflect the restatement of the consolidated balance sheet as of December 29, 2001 in order to classify certain debt as current. We have audited the adjustments that were applied to restate the December 29, 2001 balance sheet. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 financial statements of Hanover Direct, Inc. other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

     As discussed in Note 1 to the consolidated financial statements, Hanover Direct, Inc. in 2002 adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."
KPMG LLP
New York, New York
March 25, 2003, except as to
note 21, which is as of
April 2, 2004

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Hanover Direct, Inc.:

     We have audited the accompanying consolidated balance sheets of Hanover Direct, Inc. (a Delaware corporation) as of December 29, 2001 and December 30, 2000, and the related consolidated statements of income (loss), shareholder's equity (deficit) and cash flows for each of the three fiscal years in the period ended December 29, 2001. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

                                                             ARTHUR ANDERSEN LLP

New York, New York
March 16, 2002

THIS IS A COPY OF A REPORT ISSUED BY ARTHUR ANDERSEN LLP, OUR FORMER INDEPENDENT AUDITORS, AS OF THE DATE INDICATED ABOVE, AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP SINCE THAT DATE.

                          CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 28, 2002 AND DECEMBER 29, 2001

                                                                      AS RESTATED
                                                              ---------------------------
                                                              DECEMBER 28,   DECEMBER 29,
                                                                  2002           2001
                                                              ------------   ------------
                                                               (IN THOUSANDS OF DOLLARS,
                                                                 EXCEPT SHARE AMOUNTS)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $     785      $   1,121
  Accounts receivable, net of allowance for doubtful
    accounts of $1,560 in 2002 and $2,117 in 2001...........      16,945         19,456
  Inventories...............................................      53,131         59,223
  Prepaid catalog costs.....................................      13,459         14,620
  Deferred tax asset, net...................................          --          3,300
  Other current assets......................................       3,967          3,000
                                                               ---------      ---------
    Total Current Assets....................................      88,287        100,720
                                                               ---------      ---------
PROPERTY AND EQUIPMENT, AT COST:
  Land......................................................       4,395          4,509
  Buildings and building improvements.......................      18,205         18,205
  Leasehold improvements....................................       9,915         12,466
  Furniture, fixtures and equipment.........................      56,094         59,287
                                                               ---------      ---------
                                                                  88,609         94,467
  Accumulated depreciation and amortization.................     (59,376)       (60,235)
                                                               ---------      ---------
  Property and equipment, net...............................      29,233         34,232
                                                               ---------      ---------
  Goodwill, net.............................................       9,278          9,278
  Deferred tax asset, net...................................      12,400         11,700
  Other assets..............................................         902          1,731
                                                               ---------      ---------
    Total Assets............................................   $ 140,100      $ 157,661
                                                               =========      =========
                        LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
  Short-term debt and capital lease obligations.............   $  12,621      $  16,685
  Accounts payable..........................................      42,873         46,348
  Accrued liabilities.......................................      26,351         25,132
  Customer prepayments and credits..........................       4,722          5,143
  Deferred tax liability....................................       1,100             --
                                                               ---------      ---------
    Total Current Liabilities...............................      87,667         93,308
                                                               ---------      ---------
NON-CURRENT LIABILITIES:
  Long-term debt............................................      12,508         13,025
  Other.....................................................       6,387         10,233
                                                               ---------      ---------
    Total Non-current Liabilities...........................      18,895         23,258
                                                               ---------      ---------
    Total Liabilities.......................................     106,562        116,566
                                                               ---------      ---------
SERIES B REDEEMABLE PREFERRED STOCK, authorized, issued and
  outstanding, 1,622,111 shares at December 28, 2002 and
  December 29, 2001.........................................      92,379         76,823
                                                               ---------      ---------
SHAREHOLDERS' DEFICIENCY:
  Common Stock, $.66 2/3 par value, authorized 300,000,000
    shares; 140,436,729 shares issued and outstanding at
    December 28, 2002 and 140,336,729 shares issued and
    outstanding at December 29, 2001........................      93,625         93,558
Capital in excess of par value..............................     337,507        351,558
Accumulated deficiency......................................    (486,627)      (477,497)
                                                               ---------      ---------
                                                                 (55,495)       (32,381)
Less:
Treasury stock, at cost (2,120,929 shares at December 28,
  2002 and 2,100,929 shares at December 29, 2001)...........      (2,996)        (2,942)
Notes receivable from sale of Common Stock..................        (350)          (405)
                                                               ---------      ---------
    Total Shareholders' Deficiency..........................     (58,841)       (35,728)
                                                               ---------      ---------
    Total Liabilities and Shareholders' Deficiency..........   $ 140,100      $ 157,661
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
                                                                =======        =======

6.  DEBT

     Debt consists of the following (in thousands):

                                                                      AS RESTATED
                                                              ---------------------------
                                                              DECEMBER 28,   DECEMBER 29,
                                                                  2002           2001
                                                              ------------   ------------
Congress facility -- Term loans.............................    $12,479        $13,016
Capital lease obligations...................................         29              9
                                                                -------        -------
  Long-term debt............................................    $12,508        $13,025
Congress facility:
  Term loans -- Current portion.............................    $ 3,792        $ 3,060
  Revolver..................................................      8,819         13,523
Capital lease obligations -- Current portion................         10            102
                                                                -------        -------
     Short-term debt........................................    $12,621        $16,685
                                                                -------        -------
     Total debt.............................................    $25,129        $29,710
                                                                =======        =======

     Changes to Congress Credit Facility -- On December 28, 2002, the Company's credit facility (the "Congress Credit Facility") with Congress Financial Corporation ("Congress") contained a maximum credit line, subject to certain limitations, of up to $82.5 million. The Congress Credit Facility, as amended, expires on January 31, 2004 and comprises a revolving loan facility, a $17.5 million Tranche A Term Loan, and a $8.4 million Tranche B Term Loan. Total cumulative borrowings under the Congress Credit Facility are subject to limitations based upon specified percentages of eligible receivables and eligible inventory, and the Company is required to maintain $3.0 million of excess credit availability at all times. The Congress Credit Facility is secured by all of the assets of the Company and places restrictions on the incurrence of additional indebtedness and on the payment of common stock dividends. Management will be required to successfully renegotiate the renewal of the Congress Credit Facility or successfully replace the facility with another institution.

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

     The Company has re-examined the provisions of the Congress Credit Facility. Based on the applicable accounting rules and certain provisions in the credit agreement, the Company is required to reclassify its revolving loan facility from long-term to short-term debt, though the existing credit facility does not mature until January 31, 2007. As a result, the Company reclassified $8.8 million and $13.5 million as of December 28, 2002 and December 29, 2001, respectively, from long-term debt to short-term debt and capital lease obligations.

     As of December 28, 2002, the Company had $25.1 million of cumulative borrowings outstanding under the Congress Credit Facility, comprising $8.8 million under the revolving loan facility, bearing an interest rate of 4.75%, $8.5 million under the Tranche A Term Loan, bearing an interest rate of 5.0%, and $7.8 million under the Tranche B Term Loan, bearing an interest rate of 13.0%. Of the aggregate borrowings, $12.6 million is classified as short-term on the Company's Consolidated Balance Sheet. As of December 29, 2001, the Company had $29.6 million of borrowings outstanding under the Congress Credit Facility comprising $13.5 million under the revolving loan facility, bearing an interest rate of 5.25%, and $10.5 million, bearing an interest rate of 5.50%, and $5.6 million, bearing an interest rate of 13.00%, of Tranche A Term Loans and Tranche B Term Loans, respectively.

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

     General -- At December 28, 2002, the aggregate annual principal payments required on debt instruments are as follows (in thousands): 2003 -- $12,621; 2004 -- $12,489; 2005 -- $10; 2006 -- $5; and thereafter -- $4. Management will be required to successfully renegotiate the renewal of the Congress Credit Facility or successfully replace the facility with another institution.

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
                                                     ========   ========   ========   ========

21.  RESTATEMENT

     The Company has re-examined the provisions of the Congress Credit Facility and, based on EITF Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement," and certain provisions in the credit agreement, the Company is required to reclassify its revolving loan facility from long-term to short-term debt, though the existing credit facility does not mature until January 31, 2007. As a result, the Company reclassified $8.8 million and $13.5 million as of December 28, 2002 and December 29, 2001, respectively, from long-term debt to short-term debt and capital lease obligations.

     A summary of the effects of the restatement on our Consolidated Balance Sheets as of December 28, 2002 and December 29, 2001 follows:

                                                   DECEMBER 28, 2002         DECEMBER 29, 2001
                                                 ---------------------     ---------------------
                                                     AS                        AS
                                                 PREVIOUSLY      AS        PREVIOUSLY      AS
                                                  REPORTED    REPORTED      REPORTED    REPORTED
                                                 ----------   --------     ----------   --------
                                                                 (IN THOUSANDS)
Short-term debt and capital lease
  obligations..................................   $ 3,802     $ 12,621      $ 3,162     $ 16,685
Total current liabilities......................   $78,848     $ 87,667      $79,785     $ 93,308
Long-term debt.................................   $21,327     $ 12,508      $26,548     $ 13,025
Total non-current liabilities..................   $27,714     $ 18,895      $36,781     $ 23,258

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

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

                                                                           PAGE
                                                                           NO.
                                                                           ----
         1.  Index to Financial Statements
             Report of Independent Public Accountants -- Hanover Direct,
             Inc. and
             Subsidiaries Financial Statements...........................   38
             Consolidated Balance Sheets as of December 28, 2002 and
             December 29, 2001...........................................   40
             Consolidated Statements of Income (Loss) for the years ended
             December 28, 2002, December 29, 2001 and December 30,
             2000........................................................   41
             Consolidated Statements of Cash Flows for the years ended
             December 28, 2002, December 29, 2001 and December 30,
             2000........................................................   42
             Consolidated Statements of Shareholders' Deficiency for the
             years ended December 28, 2002, December 29, 2001 and
             December 30, 2000...........................................   43
             Notes to Consolidated Financial Statements for the years
             ended December 28, 2002, December 29, 2001 and December 30,
             2000........................................................   44
             Supplementary Data:
             Selected quarterly financial information (unaudited) for the two fiscal years ended December 28, 2002 and December 29,
             2001........................................................   83
         2.  Index to Financial Statement Schedule
             Schedule II -- Valuation and Qualifying Accounts for the
             years ended December 28, 2002, December 29, 2001 and
             December 30, 2000...........................................   85
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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment no. 1 to report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment no. 1 to report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated below.

Principal Officers:




                 /s/ CHARLES E. BLUE
-----------------------------------------------------
                  Charles E. Blue,
              Senior Vice President and
               Chief Financial Officer
            (principal financial officer)




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

EXHIBIT NUMBER
 ITEM 601 OF
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE
--------------  -----------------------------------------------------------------------
    10.39       Sixteenth Amendment to Loan and Security Agreement dated as of August
                8, 2000 by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                LWI, HDVA, Hanover Realty, The Company Store Factory, Inc., The Company
                Office, Inc., Keystone Internet Services, Inc., Tweeds, LLC,
                Silhouettes, LLC, Hanover Company Store, LLC and Domestications, LLC.
                Incorporated by reference to the Company's Quarterly Report on Form
                10-Q for the quarterly period ended June 24, 2000.
    10.40       Seventeenth Amendment to Loan and Security Agreement dated as of
                January 5, 2001 by and among Congress, HDPA, Brawn, Gump's by Mail,
                Gump's, LWI, HDVA, Hanover Realty, The Company Store Factory, Inc., The
                Company Office, Inc., Keystone Internet Services, Inc., Tweeds, LLC,
                Silhouettes, LLC, Hanover Company Store, LLC and Domestications, LLC.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 30, 2000.
    10.41       Eighteenth Amendment to Loan and Security Agreement, dated as of
                November 12, 2001, among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                LWI, HDVA, Hanover Realty, The Company Store Factory, Inc., The Company
                Office, Inc., Keystone Internet Services, Inc., Tweeds, LLC,
                Silhouettes, LLC, Hanover Company Store, LLC and Domestications, LLC.
                Incorporated by reference to the Company's Quarterly Report on Form
                10-Q for the quarterly period ended September 29, 2001.
    10.42       Nineteenth Amendment to Loan and Security Agreement, dated as of
                December 18, 2001, by and among Congress, HDPA, Brawn, Gump's by Mail,
                Gump's, LWI, HDVA, Hanover Realty, The Company Store Factory, Inc., The
                Company Office, Inc., Keystone Internet Services, Inc., Tweeds, LLC,
                Silhouettes, LLC, Hanover Company Store, LLC and Domestications, LLC.
                Incorporated by reference to the Company's Current Report on Form 8-K filed December 20, 2001.
    10.43       Twentieth Amendment to Loan and Security Agreement, dated as of March
                5, 2002, by and among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                HDVA, Hanover Realty, The Company Store Factory, Inc., The Company
                Office, Inc., Keystone Internet Services, Inc., Silhouettes, LLC,
                Hanover Company Store, LLC and Domestications, LLC. Incorporated by
                reference to the Company's Annual Report on Form 10-K for the year ended December 29, 2001.
    10.44       Twenty-first Amendment to Loan and Security Agreement, dated as of
                March 21, 2002, among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                HDVA, Hanover Realty, The Company Store Factory, Inc., The Company
                Office, Inc., Keystone Internet Services, Inc., Silhouettes, LLC,
                Hanover Company Store, LLC and Domestications, LLC. Incorporated by
                reference to the Company's Annual Report on Form 10-K for the year ended December 29, 2001.
    10.45       Twenty-second Amendment to Loan and Security Agreement, dated as of
                August 16, 2002, among Congress, HDPA, Brawn, Gump's by Mail, Gump's,
                HDVA, Hanover Realty, The Company Store Factory, Inc., The Company
                Office, Inc., Silhouettes, LLC, Hanover Company Store, LLC,
                Domestications, LLC and Keystone Internet Services, Inc. Incorporated
                by reference to the Company's Quarterly Report on Form 10-Q for the
                quarterly period ended June 29, 2002.

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