Form 10-Q/A
period 2003-09-27
HANOVER DIRECT INC
filed 2004-04-12
CIK 320333

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A
                                Amendment No. 1

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

                                EXPLANATORY NOTE



     This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, as originally filed on November 11, 2003, is being filed to amend and reflect the restatement of our Consolidated Balance Sheets as September 27, 2003 and December 28, 2002, in order to comply with EITF Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement" ("EITF 95-22"). We re-examined the provisions of our revolving loan facility and, based on EITF 95-22 and certain provisions in the credit agreement, we are required to reclassify our revolving loan facility from long-term to short-term debt, though the existing revolving loan facility does not mature until January 31, 2007. As a result, we reclassified $13,164 and $8,819 (in thousands) as of September 27, 2003 and December 28, 2002, respectively, from Long-term debt to Short-term debt and capital lease obligations that is classified as current liabilities. See Notes 9 and 12 of Notes to Consolidated Financial Statements for further discussion. Each item of the Quarterly Report on Form 10-Q as filed on November 11, 2003 that was affected by the restatement has been amended and restated. This Form 10-Q/A contains no changes to the Consolidated Statements of Income (Loss), Changes in Stockholder's Equity (Deficiency), or Cash Flows as previously reported, although this Form 10-Q/A does include changes in the Balance Sheets and disclosures as described below:

Part I - Item 1. Condensed Consolidated Financial Statements - Condensed Consolidated Balance Sheets - Liabilities and Stockholders' Deficiency - Amount for Short-term debt and capital lease obligations, total current liabilities, long-term debt and total non-current liabilities at September 27, 2003 and December 28, 2002 have been restated from amounts originally reported as follows:

(IN THOUSANDS)                             September 27, 2003        December 28, 2002
                                        --------------------------------------------------
                                        As Previously     As      As Previously      As
                                          Reported     Restated      Reported     Restated
                                        --------------------------------------------------
Short-term debt and
   capital lease obligations               $ 10,831     $ 23,995     $  3,802    $ 12,621
Total current liabilities                  $ 72,424     $ 85,588     $ 78,848    $ 87,667
Long-term debt                             $ 22,820     $  9,656     $ 21,327    $ 12,508
Total non-current liabilities              $135,005     $121,841     $ 27,714    $ 18,895

Part I - Item 1. Condensed Consolidated Financial Statements - Notes to Unaudited Condensed Consolidated Financial Statements - 9. Amendments to Congress Loan and Security Agreement has been updated to provide disclosure concerning the reclassification of the Company's revolving loan facility pursuant to EITF 95-22.

Part I - Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Liquidity and Capital Resources - the section titled "Congress Credit Facility" has been updated to provide disclosure concerning the reclassification of the Company's revolving loan facility pursuant to EITF 95-22.

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

                                                     AS RESTATED    AS RESTATED
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

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                                AS RESTATED   AS RESTATED
                                                                               SEPTEMBER 27,  DECEMBER 28,
                                                                                   2003           2002
                                                                               -------------  ------------
                                                                                (UNAUDITED)
                       LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
     Short-term debt and capital lease obligations                               $  23,995     $  12,621
     Accounts payable                                                               40,522        42,873
     Accrued liabilities                                                            12,066        26,351
     Customer prepayments and credits                                                6,705         4,722
     Deferred tax liabilities                                                        2,300         1,100
                                                                                 ---------     ---------
              Total Current Liabilities                                             85,588        87,667
                                                                                 ---------     ---------
NON-CURRENT LIABILITIES:
     Long-term debt                                                                  9,656        12,508
     Series B Participating Preferred Stock, authorized, issued and outstanding 1,622,111 shares at September 27, 2003; liquidation
         preference of $112,964 at September 27, 2003                              104,437             -
     Other                                                                           7,748         6,387
                                                                                 ---------     ---------
              Total Non-current Liabilities                                        121,841        18,895
                                                                                 ---------     ---------
              Total Liabilities                                                    207,429       106,562
                                                                                 ---------     ---------
SERIES B PARTICIPATING PREFERRED STOCK, authorized, issued
     and outstanding 1,622,111 shares at December 28, 2002; liquidation
     preference was $92,379 at December 28, 2002                                         -        92,379
SHAREHOLDERS' DEFICIENCY:
     Common Stock, $.66 2/3 par value, authorized 300,000,000 shares;
         140,436,729 shares issued at September 27, 2003 and December
         28, 2002                                                                   93,625        93,625
     Capital in excess of par value                                                325,923       337,507
     Accumulated deficit                                                          (498,254)     (486,627)
                                                                                 ---------     ---------
                                                                                   (78,706)      (55,495)
                                                                                 ---------     ---------
Less:
     Treasury stock, at cost (2,120,929 shares at September 27, 2003 and
        December 28, 2002)                                                          (2,996)       (2,996)
     Notes receivable from sale of Common Stock                                       (350)         (350)
                                                                                 ---------     ---------
              Total Shareholders' Deficiency                                       (82,052)      (58,841)
                                                                                 ---------     ---------
              Total Liabilities and Shareholders' Deficiency                     $ 125,377     $ 140,100
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

     The Company has restated its Consolidated Balance Sheets as of September 27, 2003 and December 28, 2002 to properly classify the Congress Credit Facility as a current liability in accordance with EITF No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement" ("EITF 95-22"). This restatement has no impact on the Company's results of operations or cash flows for the 13- and 39- weeks ended September 27, 2003. The Congress Credit Facility is classified as a current liability in accordance with EITF 95-22 since the loan and security agreement contains a subjective acceleration clause and contractual provisions that require the cash receipts of the Company to be used to repay amounts outstanding under the Congress Credit Facility.

     The Company has re-examined the provisions of the Congress Credit Facility. Based on EITF 95-22 and certain provisions in the credit agreement, the Company is required to reclassify its revolving loan facility from long-term to short-term debt, though the existing revolving loan facility does not mature until January 31, 2007. As a result, the Company reclassified $13,164 and $8,819 (in thousands) as of September 27, 2003 and December 28, 2002, respectively, from Long-term debt to Short-term debt and capital lease obligations that is classified as current liabilities.

         As of September 27, 2003, the Company had $33.6 million of cumulative borrowings outstanding under the Congress Credit Facility. Total cumulative borrowings comprise $20.2 million under the Revolving Loan Facility, bearing a variable interest rate as of September 27, 2003 of 4.5%, $7.0 million under the Tranche A Term Loan, bearing a variable interest rate as of September 27, 2003 of 4.75%, and $6.4 million under the Tranche B Term Loan, bearing a fixed interest rate of 13.0%.

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

12.   RESTATEMENT

         The Company has re-examined the provisions of its revolving loan facility and based on EITF 95-22 and certain provisions in the Credit Agreement, the Company is required to reclassify its revolving loan facility from long-term to short-term debt, though the existing revolving loan facility does not mature until January 31, 2007. As a result, the Company reclassified $13,164 and $8,819 (in thousands) as of September 27, 2003 and December 28, 2002, respectively, from Long-term debt to Short-term debt and capital lease obligations that is classified as current liabilities.

A summary of the effects of the restatement on our Consolidated Balance Sheets as of September 28, 2003 and December 28, 2002 follows:

(IN THOUSANDS)                             September 27, 2003        December 28, 2002
                                        --------------------------------------------------
                                        As Previously     As      As Previously      As
                                          Reported     Restated      Reported     Restated
                                        --------------------------------------------------
Short-term debt and
   capital lease obligations               $ 10,831     $ 23,995     $  3,802    $ 12,621
Total current liabilities                  $ 72,424     $ 85,588     $ 78,848    $ 87,667
Long-term debt                             $ 22,820     $  9,656     $ 21,327    $ 12,508
Total non-current liabilities              $135,005     $121,841     $ 27,714    $ 18,895

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

         Changes to Congress Credit Facility. On March 24, 2000, the Company amended its credit facility with Congress to provide the Company with a maximum credit line, subject to certain limitations, of up to $82.5 million. The Congress Credit Facility, as amended, expires on January 31, 2004 and comprises a revolving loan facility, a $17.5 million Tranche A Term Loan and an $8.4 million Tranche B Term Loan. Total cumulative borrowings under the Congress Credit Facility, however, are subject to limitations based upon specified percentages of eligible receivables and eligible inventory, and the Company is required to maintain $3.0 million of excess credit availability at all times. The Congress Credit Facility, as amended, is secured by all the assets of the Company and places restrictions on the incurrence of additional indebtedness and on the payment of Common Stock dividends.

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

      The Company has restated its Consolidated Balance Sheets as of September 27, 2003 and December 28, 2002 to properly classify the revolving loan facility as a current liability in accordance with EITF No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement" ("EITF 95-22"). This restatement has no impact on the Company's results of operations or cash flows for the 13- and 39- weeks ended September 27, 2003. The revolving loan facility is classified as a current liability in accordance with EITF 95-22 since the loan and security agreement contains a subjective acceleration clause and contractual provisions that require the cash receipts of the Company be used to repay amounts outstanding under the Congress Credit Facility.

     The Company has re-examined the provisions of the Congress Credit Facility. Based on EITF 95-22 and certain provisions in the credit agreement, the Company is required to reclassify its revolving loan facility from long-term to short-term debt, though the existing revolving loan facility does not mature until January 31, 2007. As a result, the Company reclassified $13,164 and $8,819 (in thousands) as of September 27, 2003 and December 28, 2002, respectively, from Long-term debt to Short-term debt and capital lease obligations that is classified as current liabilities.

      A summary of the effects of the restatement on our Consolidated Balance Sheets as of September 27, 2003 and December 28, 2002 follows:

         As of September 27, 2003, the Company had $33.6 million of cumulative borrowings outstanding under the Congress Credit Facility. Total cumulative borrowings comprise $20.2 million under the Revolving Loan Facility, bearing a variable interest rate as of September 27, 2003 of 4.5%, $7.0 million under the Tranche A Term Loan, bearing a variable interest rate as of September 27, 2003 of 4.75%, and $6.4 million under the Tranche B Term Loan, bearing a fixed interest rate of 13.0%.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

10.1 Twenty-sixth Amendment to Loan and Security Agreement, dates as of August 29, 2003, among Congress Financial Corporation and certain Subsidiaries of the Company. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.

10.2 Twenty-seventh Amendment to Loan and Security Agreement, dates as of October 31, 2003, among Congress Financial Corporation and certain Subsidiaries of the Company. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.

10.3 Twenty-eighth Amendment to Loan and Security Agreement, dates as of November 4, 2003, among Congress Financial Corporation and certain Subsidiaries of the Company. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.

10.4 Amendment No. 3 to the Hanover Direct, Inc. Key Executive Eighteen Month Compensation Continuation Plan. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.

10.5 Amendment No. 2 to the Hanover Direct, Inc. Key Executive Twelve Month Compensation Continuation Plan. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.

10.6 Amendment No. 2 to the Hanover Direct, Inc. Key Executive Six Month Compensation Continuation Plan. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.

31.1     Certification signed by Thomas C. Shull. FILED HEREWITH.

31.2     Certification signed by Charles E. Blue. FILED HEREWITH.

32.1     Certification signed by Thomas C. Shull and Charles E. Blue.
         FILED HEREWITH.

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment no. 1 to report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HANOVER DIRECT, INC.

                                  Registrant

                                  By:    /s/  Charles E. Blue
                                  ---------------------------------------------
                                              Charles E. Blue

                                            Senior Vice President and
                                             Chief Financial Officer
                                         (On behalf of the Registrant and as
                                            principal financial officer)

Date: April 9, 2004