Form 10-K/A
period 2002-12-28
HANOVER DIRECT INC
filed 2004-04-26
CIK 320333

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 2
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

     As of March 20, 2003, the registrant had 138,315,800 shares of Common Stock outstanding (excluding treasury shares).
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A is incorporated into items 11, 12 and 13 of Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     This Amendment No. 2 on Form 10-K/A amends Exhibit 23.1 of Item 15 of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 filed with the Securities and Exchange Commission on March 25, 2003, which was previously amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission effective April 12, 2004.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 26, 2004                     HANOVER DIRECT, INC.
                                          (Registrant)

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to the report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated below.

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



                /s/ ROBERT H. MASSON
-----------------------------------------------------
                 Robert H. Masson, Director



                 /s/ BASIL P. REGAN
-----------------------------------------------------
                 Basil P. Regan, Director




-----------------------------------------------------
                 William Wachtel, Director



                 /s/ A. DAVID BROWN
-----------------------------------------------------
                  A. David Brown, Director




-----------------------------------------------------
                   Donald Hecht, Director




-----------------------------------------------------
                  Stuart Feldman, Director



                 /s/ WAYNE P. GARTEN
-----------------------------------------------------
                 Wayne P. Garten, Director




-----------------------------------------------------
                 Paul S. Goodman, Director

Date:  April 26, 2004

                                 EXHIBIT INDEX

EXHIBIT NUMBER ITEM 601     DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE
OF REGULATION S-K           WHERE APPLICABLE
-----------------------------------------------------------------------------------------------
        23.1                Consent of Independent Public Accountants. FILED HEREWITH.
-----------------------------------------------------------------------------------------------