Form 10-K/A
period 2003-12-27
HANOVER DIRECT INC
filed 2004-04-26
CIK 320333

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

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

     As of March 16, 2004, the registrant had 220,173,633 shares of Common Stock outstanding (excluding treasury shares).
                            ------------------------

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A amends Items 10, 11, 12, 13 and 14 of
Part III and Exhibit 23.1 of Item 15 of Part IV of the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2003 filed with the Securities and Exchange Commission on April 9, 2004. No attempt has been made to modify or update any disclosures presented in any other Items or Parts of the original Form 10-K.

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

     On July 17, 2003, the size of the Company's Board of Directors was increased from five to seven members and Jeffrey A. Sonnenfeld and A. David Brown were elected as members of the newly-expanded Board of Directors, subject to the fulfillment of certain conditions precedent which were fulfilled on July 29, 2003. On September 29, 2003, Martin L. Edelman and Wayne P. Garten were elected to the Company's Board of Directors by Chelsey, as the holder of the Series B Participating Preferred Stock, as a result of the Company's failure to redeem any shares of the Series B Participating Preferred Stock on or prior to August 31, 2003, and the Board expanded from seven to nine members. On November 18, 2003, the date of signing of the Recapitalization Agreement with Chelsey, Jeffrey A. Sonnefeld, Kenneth J. Krushel and E. Pendleton James resigned as members of the Company's Board of Directors, the size of the Board of Directors changed from nine to eight members and Stuart Feldman and William Wachtel were elected as members of the Board of Directors. Pursuant to the Recapitalization Agreement with Chelsey, upon the closing of the Recapitalization on November 30, 2003, the size of the Board of Directors was increased from eight to nine members and Donald Hecht was elected as a member of the Company's Board of Directors. Martin L. Edelman resigned as a member of the Company's Board of Directors effective February 15, 2004. Paul S. Goodman was designated by Chelsey to fill this vacancy effective April 12, 2004.

     Pursuant to the Corporate Governance Agreement, dated as of November 30, 2003, by and among the Company, Chelsey, Stuart Feldman, Regan Partners, L.P., Regan International Fund Limited and Basil P. Regan, the parties agreed that for a period of two years from the closing of the Recapitalization, five of the nine directors of the Company will at all times be directors of the Company designated by Chelsey (who initially were Martin L. Edelman, William Wachtel, Stuart Feldman, Wayne Garten and Donald Hecht) and one of the nine directors of the Company will at all times be a director of the Company designated by Regan Partners (who initially was Basil Regan). The right of Regan Partners to designate a nominee to the Board of Directors shall terminate if Regan Partners ceases to own at least 75% of the outstanding shares of Common Stock (as adjusted for stock splits, reverse stock splits and the like) owned by Regan Partners as of November 10, 2003. In connection with the closing of the transactions contemplated by the Recapitalization Agreement, Chelsey, Stuart Feldman, Regan Partners and Basil Regan entered into a Voting Agreement dated as of November 30, 2003, providing that each of them will vote any shares of the Company beneficially owned by them or any entity affiliated with them, to elect the nominees to the Board of Directors of Chelsey and Regan Partners designated pursuant to the Recapitalization Agreement, for a period of two years unless sooner terminated. All shares for which the Company's management or Board of Directors hold proxies (including undesignated proxies) will be voted in favor of the addition of such designees of Chelsey and Regan Partners, except as may otherwise be provided by stockholders submitting such proxies. In the event that any Chelsey or Regan Partners designee shall cease to serve as a director of the Company for any reason, the Company will cause the vacancy resulting thereby to be filled by a designee of Chelsey or Regan Partners, as the case may be, reasonably acceptable to the Board of Directors as promptly as practicable. Chelsey may nominate or propose for nomination or elect any persons to the Board of Directors, without regard to the foregoing limitations, after the Series C Participating Preferred Stock is redeemed in full.

     Set forth below is certain information regarding the current directors of the Company as of the date hereof:

                                                                                           DIRECTOR
NAME                        AGE                TITLE AND OTHER INFORMATION                  SINCE
----                        ---                ---------------------------                 --------
Thomas C. Shull             52     Thomas C. Shull has been Chairman of the Company's        2000
                                   Board of Directors since January 10, 2002 and a
                                   member of the Board of Directors of the Company and
                                   President and Chief Executive Officer of the Company
                                   since December 5, 2000. In 1990, Mr. Shull
                                   co-founded Meridian Ventures, a venture management
                                   and turnaround firm presently based in Connecticut,
                                   and has served as Chief Executive Officer since its
                                   inception. From 1997 to 1999, he served as President
                                   and Chief Executive Officer of Barneys New York, a
                                   leading luxury retailer, where he led them out of
                                   bankruptcy. From 1992 to 1994, Mr. Shull was
                                   Executive Vice President of R.H. Macy Company, Inc.,
                                   where he was responsible for human resources,
                                   information technology, business development,
                                   strategic planning and merchandise distribution and
                                   led the merger negotiations with Federated
                                   Department Stores. Prior to that, he served as a
                                   consultant with McKinsey & Company and in the early
                                   1980s as a member of the National Security Council
                                   Staff in the Reagan White House.
Robert H. Masson            68     Robert H. Masson served as Senior Vice President,         2003
                                   Finance and Administration and Vice President and
                                   Chief Financial Officer of Parsons & Whittemore,
                                   Inc., a global pulp and paper manufacturer, from May
                                   1990 until his retirement June 30, 2002. Prior
                                   thereto, Mr. Masson held various executive,
                                   financial and treasury roles with The Ford Motor
                                   Company, Knutson Construction Company, Ellerbe,
                                   PepsiCo, Inc. and Combustion Engineering (now part
                                   of the ABB Group). Mr. Masson currently serves as a
                                   Trustee and as the Chairman of the Finance Committee
                                   of The Naval Aviation Museum Foundation, Inc. in
                                   Pensacola, Florida. Mr. Masson was elected a
                                   director of the Company effective January 1, 2003.
Basil P. Regan              63     Basil P. Regan has been the General Partner of Regan      2001
                                   Partners, L.P., a limited partnership that invests
                                   primarily in turnaround companies and special
                                   situations, since December 1989. He has been
                                   President of Regan Fund Management Ltd. since
                                   October 1995, which manages Regan Partners, L.P.,
                                   Regan Fund International, L.P. and Super Hedge Fund,
                                   L.P. From 1986 to 1989, Mr. Regan was Vice President
                                   and Director of Equity Research of Reliance Group
                                   Holdings. Mr. Regan was elected a director of the
                                   Company in August 2001.

                                                                                           DIRECTOR
NAME                        AGE                TITLE AND OTHER INFORMATION                  SINCE
----                        ---                ---------------------------                 --------
A. David Brown              61     Mr. Brown is the co-founder of Bridge Partners LLC,       2003
                                   a consumer financial services and diversity
                                   headhunting firm. Prior to co-founding Bridge
                                   Partners, Mr. Brown served as a Managing Director of
                                   Whitehead Mann after having served as Vice President
                                   of the Worldwide Retail/Fashion Specialty Practice
                                   at Korn/Ferry International. Previously, Mr. Brown
                                   served for 12 years as Senior Vice President for
                                   Human Resources at R.H. Macy & Co. He was
                                   responsible for human resources and labor relations
                                   for 50,000 employees in five U.S. divisions and 17
                                   foreign buying offices around the world. He serves
                                   on the Boards of Zale Corporation and Selective
                                   Insurance Group, Inc. He is a member of the Board of
                                   Trustees of Morristown Memorial Hospital, Drew
                                   University and the Jackie Robinson Foundation. Mr.
                                   Brown was elected a director of the Company
                                   effective July 29, 2003.
Wayne P. Garten             51     Mr. Garten has served as the President of                 2003
                                   Caswell-Massey Ltd., Inc., a retailer and direct
                                   marketer of fragrance and other personal care
                                   products, since January 2004. Prior thereto, Mr.
                                   Garten was a financial consultant specializing in
                                   the direct marketing industry. He was Chief
                                   Executive Officer and President of Popular Club,
                                   Inc., a direct selling, catalog marketer of apparel
                                   and general merchandise products, from 2001 to 2003.
                                   From 1997 to 2000, he was Executive Vice President
                                   and Chief Financial Officer of Micro Warehouse,
                                   Inc., an international catalog reseller of computer
                                   products. From 1983 to 1996, Mr. Garten held various
                                   financial positions at Hanover Direct and its
                                   predecessor, The Horn & Hardart Company, including
                                   Executive Vice President and Chief Financial Officer
                                   from 1989 to 1996. Mr. Garten is a Certified Public
                                   Accountant. Mr. Garten was elected a director of the
                                   Company by Chelsey effective September 29, 2003.
William B. Wachtel          49     Mr. Wachtel has been a managing partner of Wachtel &      2003
                                   Masyr, LLP, or its predecessor law firm (Gold &
                                   Wachtel, LLP), since its founding in August 1984. He
                                   is the co-founder of the Drum Major Institute, a
                                   not-for-profit organization carrying forth the
                                   legacy of Dr. Martin Luther King, Jr. Mr. Wachtel is
                                   the Manager of Chelsey. Mr. Wachtel was elected a
                                   director of the Company effective November 18, 2003,
                                   the date of signing of the Recapitalization
                                   Agreement.
Stuart Feldman              43     Mr. Feldman has been a principal of Chelsey Capital,      2003
                                   LLC, a private hedge fund, for more than the past
                                   five years. Mr. Feldman is the principal beneficiary
                                   of Chelsey Capital Profit Sharing Plan, which is the
                                   sole member of Chelsey. Mr. Feldman was elected a
                                   director of the Company effective November 18, 2003,
                                   the date of signing of the Recapitalization
                                   Agreement.

                                                                                           DIRECTOR
NAME                        AGE                TITLE AND OTHER INFORMATION                  SINCE
----                        ---                ---------------------------                 --------
Donald Hecht                70     Mr. Hecht has, since 1966, together with his brother      2003
                                   Michael Hecht, managed Hecht & Company, an
                                   accounting firm. Mr. Hecht was elected a director of
                                   the Company effective November 30, 2003, the date of
                                   the closing of the Recapitalization.
Paul S. Goodman             50     Mr. Goodman is the Chief Executive Officer of             2004
                                   Chelsey Broadcasting Company, LLC, which position he
                                   has held since January 2003. Chelsey Broadcasting is
                                   the owner of middle market network-affiliated
                                   television stations. Until October 2002, Mr. Goodman
                                   had served as a director of Benedek Broadcasting
                                   Corporation from November 1994 and as a director of
                                   Benedek Communications Corporation from its
                                   inception. From 1983 until October 2002, Mr. Goodman
                                   was also corporate counsel to Benedek Broadcasting
                                   and Benedek Communications since its formation in
                                   1996 until October 2002. From April 1993 to December
                                   2002, Mr. Goodman was a member of the law firm of
                                   Shack Siegel Katz Flaherty & Goodman, P.C. From
                                   January 1990 to April 1993, Mr. Goodman was a member
                                   of the law firm of Whitman & Ransom. Mr. Goodman
                                   became a director of the Company effective April 12,
                                   2004.

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

     At various times during 2003, Messrs. Robert H. Masson (Chairman), Kenneth
J. Krushel and E. Pendleton James were members of the Audit Committee. Upon execution of the Recapitalization Agreement, the members of the Audit Committee became Robert Masson (Chairman), Wayne P. Garten and A. David Brown. Donald Hecht was added to the Audit Committee at the same time he was added to the Board of Directors. The current members of the Audit Committee are Messrs. Masson (Chairman), Garten, Brown and Hecht. Each of the members of the Audit Committee is independent, as defined in Rule Section 121(A) of the American Stock Exchange's listing standards.

     (d) Code of Ethics

     The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer and other persons performing similar functions. A copy of the code of ethics has been filed as an Exhibit to the Company's 2002 Annual Report on Form 10-K. The Company has also adopted a code of conduct that applies to the Company's directors, officers and employees. A copy of the code of conduct was filed as an Exhibit to this Annual Report on Form 10-K.

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

ITEM 11.  EXECUTIVE COMPENSATION

     The following table shows salaries, bonuses, and long-term compensation paid during the last three years for the Chief Executive Officer and the Company's four (4) next most highly compensated executive officers who were serving as executive officers at the end of the Company's 2003 fiscal year.

                                                                                     LONG TERM COMPENSATION
                                                                               -----------------------------------
                                                                                       AWARDS              PAYOUTS
                                                                               -----------------------     -------
                                                                                            SECURITIES
                                      ANNUAL COMPENSATION                      RESTRICTED   UNDERLYING
         NAME AND                   ------------------------    OTHER ANNUAL     STOCK       OPTIONS/       LTIP      ALL OTHER
    PRINCIPAL POSITION       YEAR     SALARY        BONUS       COMPENSATION   AWARDS(S)       SARS        PAYOUTS   COMPENSATION
    ------------------       ----   ----------    ----------    ------------   ----------   ----------     -------   ------------
Thomas C. Shull(1).........  2003   $  915,588(2) $2,250,000(2)         --          --             --       None       $ 12,369(18)
President and Chief          2002   $  905,923(3) $1,327,500(3)   $165,000(10)      --             --       None       $  2,116(19)
Executive Officer            2001   $  900,000(4) $  600,000(4)   $180,000(10)      --        500,000(14)   None             --
Edward M. Lambert(1).......  2003   $1,046,923(5) $       --            --          --             --       None       $101,486(20)
Executive Vice President     2002   $  361,539    $  685,000(6)         --          --      1,000,000(15)   None       $142,570(21)
                             2001           --    $       --            --          --        300,000(17)   None             --
Brian C. Harriss(1)........  2003   $  357,902    $  168,500(7)         --          --             --       None       $ 12,164(22)
Executive Vice President,    2002   $  459,226    $  287,503(7)   $ 12,000(11)      --        600,000(15)   None       $ 10,001(23)
Finance and Administration   2001   $  335,192    $  375,000(7)   $ 12,000(11)      --             --       None       $  4,089(24)
and Secretary
Michael D. Contino(1)......  2003   $  393,698    $  193,500(8)         --          --             --       None       $151,282(25)
Executive Vice President     2002   $  382,270    $  565,988(8)   $  4,000(12)      --      1,000,000(15)   None       $  9,873(26)
and Chief Operating Officer  2001   $  317,115    $  350,000(8)   $ 12,000(12)      --             --       None       $  3,876(27)
Charles E. Blue(1).........  2003   $  231,096    $       --            --          --             --       None       $ 12,219(28)
Senior Vice President        2002   $  197,000    $  206,938(9)   $  4,000(13)      --        250,000(16)   None       $  9,873(29)
and Chief Financial Officer  2001   $  175,858    $   92,500(9)   $  8,733(13)      --             --       None       $  3,992(30)

---------------
 (1) Thomas C. Shull was named President and Chief Executive Officer and was elected to the Company's Board of Directors on December 5, 2000. On April 25, 2001, Brian C. Harriss became Executive Vice

President and Chief Financial Officer of the Company and Michael D. Contino became Executive Vice President and Chief Operating Officer of the Company. Effective January 28, 2002, Mr. Harriss resigned as Executive Vice President and
     Chief Financial Officer of the Company. Effective January 28, 2002, Edward
     M. Lambert was appointed to succeed Brian C. Harriss as Executive Vice President and Chief Financial Officer of the Company and Mr. Harriss was appointed as Executive Advisor to the Chairman of the Company coincident with his resignation as Executive Vice President and Chief Financial Officer of the Company. Effective December 2, 2002, Mr. Harriss was appointed Executive Vice President, Human Resources and Legal and Secretary of the Company. Effective November 11, 2003, Charles E. Blue was appointed Senior Vice President and Chief Financial Officer of the Company replacing Edward M. Lambert as Chief Financial Officer effective on such date in connection with the Company's strategic business realignment program. Mr. Lambert continued to serve as an Executive Vice President of the Company until January 2, 2004. Also effective November 11, 2003, Brian C. Harriss was appointed Executive Vice President, Finance and Administration. Effective February 13, 2004, Mr. Harriss resigned from all positions held with the Company as part of the Company's strategic business realignment program and Mr. Blue was appointed to succeed Mr. Harriss as Secretary of the Company.

 (2) $915,588 of salary, a $450,000 stay bonus and a $1,350,000 change of control payment was paid to Mr. Shull under an Employment Agreement between Mr. Shull and the Company, dated as of September 1, 2002, as amended by Amendment No. 1 thereto dated as of September 1, 2002, Amendment No. 2 thereto dated as of June 23, 2003, and Amendment No. 3 thereto dated as of August 3, 2003 (as amended, the "2002 Employment Agreement"), pursuant to which Mr. Shull is employed by the Company as its President and Chief Executive Officer. An additional $450,000 transaction bonus was paid to Mr. Shull under the Shull Transaction Bonus Letter (as defined below).

 (3) $276,923 of salary and a $450,000 stay bonus was paid to Mr. Shull under the 2002 Employment Agreement between Mr. Shull and the Company. Includes a $877,500 performance bonus for 2002 paid in 2003 under the 2002 Employment Agreement. The remaining $629,000 of salary and bonus was paid to Meridian Ventures, LLC, a limited liability company controlled by Mr. Shull ("Meridian"), in consideration for providing the services of Mr. Shull pursuant to the provisions of a Services Agreement, dated as of December 5, 2000 (the "December 2000 Services Agreement"), a Services Agreement, dated as of August 1, 2001 (the "August 2001 Services Agreement"), or a Services Agreement, dated as of December 14, 2001, as amended effective April 2, 2002 (the "December 2001 Services Agreement" and, together with the December 2000 Services Agreement and the August 2001 Services Agreement, the "Services Agreements"), each among Meridian, the Company and Mr. Shull. See "Employment Contracts, Termination of Employment and Change-in-Control Arrangements."

 (4) Paid to Meridian Ventures, LLC under the Services Agreements.

 (5) $406,923 of salary and $640,000 of severance was paid to Mr. Lambert in connection with a severance agreement with the Company dated November 4, 2003.

 (6) Includes the following payments made by the Company to Mr. Lambert: for fiscal 2002, a $200,000 performance bonus and a $100,000 stay bonus paid in 2002 and a $385,000 performance bonus paid in 2003.

 (7) Includes the following payments made by the Company to Mr. Harriss: for fiscal 2003, a $168,500 transaction bonus, for fiscal 2002, a $287,503 2002 performance bonus paid in 2003; and for fiscal 2001, a $375,000 2001 performance bonus paid in 2002.

 (8) Includes the following payments made by the Company to Mr. Contino: for fiscal 2003, a $193,500 transaction bonus, for fiscal 2002, a $565,988 2002 performance bonus paid in 2003; and for fiscal year 2001, a $350,000 2001 performance bonus paid in 2002.

 (9) Includes the following payments made by the Company to Mr. Blue: for fiscal 2002, a $206,938 performance bonus for 2002 paid in 2003; and for fiscal 2001, a $92,500 performance bonus for 2001 paid in 2002.

(10) Paid to Meridian pursuant to the Services Agreements, and is deemed to cover Meridian's over-head (including legal and accounting), health care costs, payroll costs, and other expenses relating to Mr. Shull. See "Employment Contracts, Termination of Employment and Change in Control Arrangements."

(11) Includes the following payments made by the Company on behalf of Mr.
     Harriss: $12,000 in car allowance and related benefits in 2002; and $12,000 in car allowance and related benefits in 2001.

(12) Includes the following payments made by the Company on behalf of Mr.
     Contino: $4,000 in car allowance and related benefits in 2002; and $12,000 in car allowance and related benefits in 2001.

(13) Includes the following payments made by the Company on behalf of Mr. Blue:
     $4,000 in car allowance and related benefits in 2002; and $8,733 in car allowance and related benefits in 2001.

(14) Granted pursuant to the December 2001 Services Agreement and allocated to Mr. Shull. See "Employment Contracts, Termination of Employment and Change-in-Control Arrangements."

(15) Issued by the Company pursuant to the Company's 2000 Management Stock Option Plan. See "Report of the Stock Option and Executive Compensation Committee on Executive Compensation -- 2000 Management Stock Option Plan." Options to purchase 100,000 shares issued to Mr. Harriss during 2000 were forfeited during 2002 following his resignation as Executive Vice President and Chief Financial Officer of the Company effective January 28, 2002.

(16) Issued by the Company pursuant to the Company's 2000 Management Stock Option Plan.

(17) Granted pursuant to the December 2001 Services Agreement under the Company's 2000 Management Stock Option Plan and allocated to Mr. Lambert. See "Report of the Stock Option and Executive Compensation Committee on Executive Compensation -- 2000 Management Stock Option Plan."

(18) Includes the following payments made by the Company on behalf of Mr. Shull in 2003: $276 in group term life insurance premiums; $40 in accidental death and disability insurance premiums; $162 in core life insurance premiums; $205 in dental insurance premiums; $158 in long-term disability premiums; $8,195 in health care insurance premiums; and $3,333 in matching contributions under the Company's 401(k) Savings Plan.

(19) Includes the following payments made by the Company on behalf of Mr. Shull in 2002: $85 in group term life insurance premiums; $12 in accidental death and disability insurance premiums; $50 in core life insurance premiums; $44 in dental insurance premiums; $49 in long-term disability premiums; and $1,876 in health care insurance premiums.

(20) Includes the following payments made by the Company on behalf of Mr. Lambert in 2003: $125 in group term life insurance premiums; $40 in accidental death and disability insurance premiums; $162 in core life insurance premiums; $205 in dental insurance premiums; $158 in long-term disability premiums; $8,195 in health care insurance premiums; $3,333 in matching contributions under the Company's 401(k) Savings Plan; and $89,268 in a gross-up for income tax purposes of travel expenses.

(21) Includes the following payments made by the Company on behalf of Mr. Lambert in 2002: $79 in group term life insurance premiums; $26 in accidental death and disability insurance premiums; $106 in core life insurance premiums; $44 in dental insurance premiums; $191 in long-term disability premiums; $1,876 in health care insurance premiums; $3,333 in matching contributions under the Company's 401(k) Savings Plan; and $136,915 in a gross-up for income tax purposes of travel expenses.

(22) Includes the following payments made by the Company on behalf of Mr. Harriss in 2003: $287 in group term life insurance premiums; $40 in accidental death and disability insurance premiums; $162 in core life insurance premiums; $159 in long-term disability premiums; $8,195 in health care insurance premiums; and $3,321 in matching contributions under the Company's 401(k) Savings Plan.

(23) Includes the following payments made by the Company on behalf of Mr. Harriss in 2002: $276 in group term life insurance premiums; $40 in accidental death and disability insurance premiums; $162 in core life insurance premiums; $38 in dental insurance premiums; $561 in long-term disability premiums; $5,589 in health care insurance premiums; $3,333 in matching contributions under the Company's 401(k) Savings Plan; and $2 in vision plan premiums.

(24) Includes the following payments made by the Company on behalf of Mr. Harriss in 2001: $2,833 in matching contributions under the Company's 401(k) Savings Plan; $770 in long-term disability premiums; $439 in term life insurance premiums; and $40 of accidental death insurance premiums.

(25) Includes the following payments made by the Company on behalf of Mr. Contino in 2003: $125 in group term life insurance premiums; $40 in accidental death and disability insurance premiums; $162 in core life insurance premiums; $205 in dental insurance premiums; $159 in long-term disability premiums; $8,195 in health care insurance premiums; and $3,333 in matching contributions under the Company's 401(k) Savings Plan. Also includes forgiveness of a $75,000 non-interest-bearing loan made by the Company to Mr. Contino in January 1998. The loan was forgiven in full in accordance with its terms during January 2003. In addition to the loan forgiveness, the Company paid all applicable withholding taxes totaling $64,063.

(26) Includes the following payments made by the Company on behalf of Mr. Contino in 2002: $120 in group term life insurance premiums; $40 in accidental death and disability insurance premiums; $162 in core life insurance premiums; $143 in dental insurance premiums; $484 in long-term disability premiums; $5,589 in health care insurance premiums; $3,333 in matching contributions under the Company's 401(k) Savings Plan; and $2 in vision plan premiums.

(27) Includes the following payments made by the Company on behalf of Mr. Contino in 2001: $2,833 in matching contributions under the Company's 401(k) Savings Plan; $722 in long-term disability premiums; $281 in term life insurance premiums; and $40 of accidental death insurance premiums.

(28) Includes the following payments made by the Company on behalf of Mr. Blue in 2003: $125 in group term life insurance premiums; $40 in accidental death and disability insurance premiums; $162 in core life insurance premiums; $205 in dental insurance premiums; $159 in long-term disability premiums; $8,195 in health care insurance premiums; and $3,333 in matching contributions under the Company's 401(k) Savings Plan.

(29) Includes the following payments made by the Company on behalf of Mr. Blue in 2002: $120 in group term life insurance premiums; $40 in accidental death and disability insurance premiums; $162 in core life insurance premiums; $143 in dental insurance premiums; $285 in long-term disability premiums; $6,195 in health care insurance premiums; $3,265 in matching contributions under the Company's 401(k) Savings Plan; and $2 in vision plan premiums.

(30) Includes the following payments made by the Company on behalf of Mr. Blue in 2001: $116 in group term life insurance premiums; $2,345 in matching contributions under the Company's 401(k) Savings Plan; $403 in long-term disability premiums; $162 in term life insurance premiums; and $40 of accidental death insurance premiums.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

     The following table contains information concerning options and stock appreciation rights ("SARs") granted to the Chief Executive Officer and the Company's four (4) next most highly compensated executive officers who were serving as executive officers at the end of the Company's 2003 fiscal year. There were no SARs granted during fiscal 2003 to the Chief Executive Officer or the Company's four (4) next most highly compensated executive officers who were serving as executive officers at the end of the Company's 2003 fiscal year.

                        OPTION/SAR GRANTS IN FISCAL 2003

                                                      INDIVIDUAL GRANTS
                         ----------------------------------------------------------------------------
                         NUMBER OF                                                                      GRANT DATE
                         SECURITIES    PERCENTAGE OF                                                      VALUE
                         UNDERLYING    TOTAL OPTIONS/                                                   ----------
                          OPTIONS/      SARS GRANTED     EXERCISE   MARKET PRICE                        GRANT DATE
                            SARS      TO EMPLOYEES IN    OR BASE     ON DATE OF                          PRESENT
         NAME             GRANTED     FISCAL YEAR 2003    PRICE        GRANT        EXPIRATION DATE      VALUE($)
         ----            ----------   ----------------   --------   ------------    ---------------     ----------
Thomas C. Shull........     --            --               --          --                  --              --
Edward M. Lambert......     --            --               --          --                  --              --
Brian C. Harriss.......     --            --               --          --                  --              --
Michael D. Contino.....     --            --               --          --                  --              --
Charles E Blue.........     --            --               --          --                  --              --

     The following table contains information concerning the fiscal 2003 year-end values of all options and SARs granted to the Chief Executive Officer and the Company's four (4) next most highly compensated executive officers who were serving as executive officers at the end of the Company's 2003 fiscal year. No SARs have been granted to the Chief Executive Officer or the Company's four
(4) next most highly compensated executive officers who were serving as executive officers at the end of the Company's 2003 fiscal year.

              AGGREGATED OPTION/SAR EXERCISES IN 2003 FISCAL YEAR
                    AND DECEMBER 27, 2003 OPTION/SAR VALUES

                                                            NUMBER OF SECURITIES     VALUE OF UNEXERCISED
                                                           UNDERLYING UNEXERCISED        IN-THE-MONEY
                                                               OPTIONS/SARS AT         OPTIONS/SARS AT
                                                              DECEMBER 27, 2003       DECEMBER 27, 2003
                                                           -----------------------   --------------------
                           SHARES ACQUIRED      VALUE           EXERCISABLE/             EXERCISABLE/
          NAME             ON EXERCISE(#)    REALIZED($)        UNEXERCISABLE           UNEXERCISABLE
          ----             ---------------   -----------   -----------------------   --------------------
Thomas C. Shull..........       None            None       3,200,000 options(1)             $0/$0
                                                           100% exercisable
Edward M. Lambert........       None            None       1,300,000 options(1)(2)          $0/$0
                                                           100% exercisable
Brian C. Harriss.........       None            None       600,000 options(2) none          $0/$0
                                                           100% exercisable
Michael D. Contino.......       None            None       1,450,000 options(2)             $0/$0
                                                           100% exercisable
Charles E. Blue..........       None            None       294,000 options                  $0/$0
                                                           100% exercisable

---------------

(1) 2,700,000 options were awarded to Mr. Shull under the December 2000 Services Agreement. All of such options were exercisable on December 28, 2002 and expire on March 31, 2006. 500,000 options were awarded to Mr. Shull, and 300,000 options were awarded to Mr. Lambert, under the December 2001 Services Agreement. Mr. Lambert's options were exercisable on March 31, 2003 and expire on March 31, 2006, while Mr. Shull's options were exercisable on March 31, 2003, are not saleable until September 30, 2004 and expire on March 31, 2006.

(2) 200,000 options for Mr. Contino represent options granted pursuant to the 1996 Stock Option Plan. Under this plan, these options become exercisable after three years and expire after six years from the date of grant. Additionally, 600,000 options for Mr. Harriss, 1,150,000 options for Mr. Contino, 1,000,000 options for Mr. Lambert, and 235,117 options for Mr. Blue represent options granted pursuant to the 2000 Management Stock Option Plan. Under this plan, Mr. Harriss' and Mr. Contino's options become exercisable after four years and expire after ten years from the date of grant; Mr. Lambert's options became fully vested on January 2, 2004. An additional 100,000 options for Mr. Contino represent options granted effective November 3, 1999. These options became fully exercisable after four years.

EQUITY COMPENSATION PLAN INFORMATION TABLE

     The following table provides information about the securities authorized for issuance under the Company's equity compensation plans as of December 27, 2003:

                                              (A)                    (B)                        (C)
                                      --------------------   --------------------   ----------------------------
                                           NUMBER OF                                    NUMBER OF SECURITIES
                                        SECURITIES TO BE                              REMAINING AVAILABLE FOR
                                          ISSUED UPON          WEIGHTED-AVERAGE     FUTURE ISSUANCE UNDER EQUITY
                                          EXERCISE OF         EXERCISE PRICE OF          COMPENSATION PLANS
                                      OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,      (EXCLUDING SECURITIES
           PLAN CATEGORY              WARRANTS AND RIGHTS    WARRANTS AND RIGHTS      REFLECTED IN COLUMN(A))
           -------------              --------------------   --------------------   ----------------------------
Equity compensation plans approved
  by security holders...............       11,551,446               $0.70                    16,648,554
Equity compensation plans not
  approved by security holders......        2,700,000                0.25                     2,700,000
                                           ----------                                        ----------
Total...............................       14,251,446               $0.62                    19,348,554
                                           ==========               =====                    ==========

LONG-TERM INCENTIVE PLANS

     No awards under long-term incentive plans were granted in fiscal 2003 to the Chief Executive Officer or the Company's four (4) next most highly compensated executive officers who were serving as executive officers at the end of the Company's 2003 fiscal year.

DEFINED BENEFIT OR ACTUARIAL PLANS

     The Company has no defined benefit or actuarial plans under which benefits are determined primarily by final compensation (or average final compensation) and years of service.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

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

     Brian C. Harriss. Brian C. Harriss was appointed as Executive Vice President, Human Resources and Legal and Secretary of the Company effective December 2, 2002 and as Executive Vice President, Finance and Administration effective November 11, 2003. Prior to January 2002, Mr. Harriss had served the Company as Executive Vice President and Chief Financial Officer. In connection with the December 2002 appointment, Mr. Harriss and the Company terminated a severance agreement entered into during January 2002 at the time of Mr. Harriss' resignation from the Company during January 2002, and Mr. Harriss waived his rights to certain payments under such severance agreement. Effective February 15, 2004, the position of Executive Vice President, Finance and Administration was eliminated in connection with the Company's ongoing strategic business realignment program. In connection with such change, Mr. Harriss and the Company entered into a severance agreement dated February 15, 2004 providing for $545,000 of cash payments, as well as other benefits that was accrued and paid in the first quarter of 2004. Mr. Harriss is also entitled to receive a payment under the Company's 2003 Management Incentive Plan.

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

     Other Executives. In October 2002, the Company entered into arrangements with Edward M. Lambert, Brian C. Harriss and Michael D. Contino (the "Compensation Continuation Agreements") pursuant to which it agreed to provide eighteen months of severance pay, COBRA reimbursement and Exec-U-Care plan coverage in the event their employment with the Company is terminated either by the Company other than "For Cause" or by them "For Good Reason" (as such terms are defined). On November 6, 2002, the Company also entered into a Compensation Continuation Agreement with Frank Lengers pursuant to which it agreed to provide twelve months of severance pay, COBRA reimbursement and Exec-U-Care plan coverage in the event his employment with the Company is terminated either by the Company "For Cause" or by Mr. Lengers "For Good Reason" (as such terms are defined).

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

     Transaction Bonus Letters. During May 2001, each of Thomas C. Shull, Jeffrey Potts, Brian C. Harriss and Michael D. Contino and, during November 2002, each of Edward M. Lambert and Brian C. Harriss (each, a "Participant") entered into a letter agreement with the Company (a "Transaction Bonus Letter") under which the Participant would be paid a bonus on the occurrence of certain transactions involving the sale of certain of the Company's businesses. In addition, Mr. Shull is a party to a "Letter Agreement" with the Company, dated April 30, 2001, pursuant to which, following the termination of the December 2000 Services Agreement, in the event he is terminated without cause during any period of his continued employment as the Chief Executive Officer of the Company, he shall be paid one year of his annual base salary (the "Shull Termination Payment"). Effective June 1, 2001, the Company amended the Executive Plan to provide that, notwithstanding anything to the contrary contained in the Executive Plan, Section 10.2 of the Executive Plan shall not be effective with respect to the payment of (i) a Participant's "Transaction Bonuses," and/or (ii) the Shull Termination Payment. The payment of any such "Transaction Bonus" to any of the Participants, and/or the payment of the Shull Termination Payment, shall be paid in addition to, and not in lieu of, any Change of Control Benefit payable to any Participant or Mr. Shull pursuant to the terms of the Executive Plan. In conjunction with his resignation as Executive Vice President and Chief Financial Officer, Mr. Harriss released any claims that he may have against the Company under his May 2001 Transaction Bonus Letter, although he entered into a new Transaction Bonus Letter in November 2002. The remaining Transaction Bonus Letters

(with Messrs. Shull, Harriss and Contino), other than the Transaction Bonus Letter with Messrs. Potts, Messina and Lambert, remain in effect.

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

REPRICING OF OPTIONS/SARS

     During fiscal 2003, the Company did not adjust or amend the exercise price of stock options or SARs previously awarded to the Chief Executive Officer or the Company's four (4) next most highly compensated executive officers who were serving as executive officers at the end of the Company's 2003 fiscal year.

STOCK OPTION AND EXECUTIVE COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     At various times during fiscal year ended December 27, 2003, Messrs. Jeffrey A. Sonnenfeld (Chairman), A. David Brown and Robert H. Masson were members of the Stock Option and Executive Compensation Committee. Upon execution of the Recapitalization Agreement, the members of the Stock Option and Executive Compensation Committee became A. David Brown (Chairman), Wayne Garten and Stuart Feldman who are also the current members of the Stock Option and Executive Compensation Committee. None of such persons was, during such fiscal year or formerly, an officer or employee of the Company or any of its subsidiaries or had any relationship with the Company other than serving as a Director of the Company except for Mr. Garten who served in various executive positions at the Company from 1983 to 1996. During the 2003 fiscal year, no executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire board of directors) of another entity, one of whose executive officers served as a member of the Stock Option and Executive Compensation Committee. During the 2003 fiscal year, no executive officer of the Company served as a director of another entity, one of whose executive officers served as a member of the Stock Option and Executive Compensation Committee. During the 2003 fiscal year, no executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire board of directors) of another entity, one of whose executive officers served as a Director of the Company.

REPORT OF THE STOCK OPTION AND EXECUTIVE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

     The report of the Stock Option and Executive Compensation Committee (the "Compensation Committee") for the fiscal year ended December 27, 2003, is as follows:

     The Compensation Committee, consisting as of the date of this report for the fiscal year ended December 27, 2003 of A. David Brown (Chairman), Wayne Garten and Stuart Feldman, has the responsibility, under delegated authority from the Company's Board of Directors, for developing, administering and monitoring the executive compensation policies of the Company and making recommendations to the Company's Board of Directors with respect to these policies. The Board of Directors has accepted the Compensation Committee's recommendations for 2003 compensation.

  Executive Compensation Philosophy

     The Compensation Committee's executive compensation philosophy supports the Company's overall business strategy and has at its core a strong link between pay, performance and retention. The philosophy emphasizes recognition of achievement at both the Company and individual level. A significant portion of compensation delivered to executives to reflect such achievement is intended to be in the form of long-term incentives. This long-term focus emphasizes sustained performance and encourages retention of executive talent. In addition, executives are encouraged to hold a significant ownership stake in the Company so that their interests are closely aligned with those of the stockholders in terms of both risk and reward.

     The specific executive compensation plans are designed to support the executive compensation philosophy. Compensation of the Company's executives consists of three components, which are discussed below: salary, annual incentive awards and long-term incentive awards. Base salary levels have been established in order to attract and retain key executives, commensurate with their level of responsibility within the organization. Annual incentives closely link executive pay with performance in areas that are critical to the Company's short-term operating success. Long-term incentives motivate executives to make decisions that are in the best interests of the Company's owners and reward them for the creation of stockholder value. It is the intent of both the Company and the Compensation Committee that the components of the executive compensation program will support the Company's compensation philosophy, reinforce the Company's overall business strategy, and ultimately drive stockholder value creation.

  Base Salaries

     Individual salaries for executives of the Company, other than Mr. Shull, are generally influenced by several equally weighted factors: the qualifications and experience of the executive, the executive's level of responsibility within the organization, pay levels at firms which compete with the Company for executive talent, individual performance, and performance-related factors used by the Company to determine annual incentive awards. Mr. Shull's compensation and other benefits are specified in the 2002 Employment Agreement. See "Employment Contracts, Termination of Employment and Change-in-Control Arrangements."

     The base salaries of the Company's executives are subject to periodic review and adjustment. Annual salary adjustments are made based on the factors described above.

  Annual Incentive Awards

     In addition to base salaries, each of the Company's executives and selected key managers participate in the Company's Management Incentive Plan. As of the date of this report (April 2004), approximately 207 executives and key managers are eligible to participate in the annual Management Incentive Plan. Under this plan, each participant is assigned a target bonus, expressed as a percentage of his/her base salary, which is paid if all performance targets are fully met. It is the policy of the Compensation Committee to position target bonuses at competitive levels. Individual target bonuses are based on the person's responsibility level in the organization and the bonus award opportunity at the other organizations included in the performance chart. Target bonus levels range from 50% to 125% of salary. Target bonus opportunities for Messrs. Contino, Harriss, Lambert, Blue and Shull for fiscal year 2003 were 75% of salary while maximum bonuses were 125% of salary. For purposes of the 2003 Management Incentive Plan, Mr. Shull's base salary was deemed to be $900,000.

     Participants are eligible to receive an annual bonus depending upon the extent to which certain goals are achieved. As in past years, performance goals for 2003 were based on Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), net sales, variable contribution and other business objectives. Goals are set at both the corporate and business unit levels, depending on the participant's scope of responsibility thus encouraging teamwork amongst the Company's employees. The importance of each goal in determining a participant's bonus award also depends on his/her scope of responsibility. Actual bonus levels vary depending upon the degree of achievement in relationship to the performance goals.

     Payouts of awards have been determined based on the Company's performance during fiscal 2003. Payments related to fiscal year 2003 are scheduled to be made to the Chief Executive Officer and the four (4) most highly compensated executive officers in the amount of $153,487 for Mr. Shull, $97,208 for Mr. Lambert, $81,898 for Mr. Harriss, $98,999 for Mr. Contino and $66,511 for Mr. Blue under the 2003 Management Incentive Plan in the summer of 2004. Payments to Messrs. Shull, Lambert, Harriss, Contino and Blue under the 2002 Management Incentive Plan in the aggregate amount of $2,322,929 for the fiscal year 2002 were paid in fiscal year 2003. One hundred percent of awards made under the bonus plan are currently paid in cash, in some cases on a deferred basis.

  Long-Term Incentive Awards

     1993 Executive Equity Incentive Plan

     The 1993 Executive Equity Incentive Plan terminated in accordance with its terms on December 31, 1996. Such plan provided executives and other key employees with incentives to maximize the long-term creation of stockholder value. The long-term incentive plan encouraged executives to acquire and retain a significant ownership stake in the Company. Under the plan, executives were given an opportunity to purchase shares of Common Stock with up to 80% of the purchase price financed with a full recourse Company loan. For each share of stock an employee purchased, he/she received an option to acquire two additional shares of Common Stock, to a maximum of 250,000 shares in the aggregate, which vest after three (3) years and expire after six (6) years. By creating this opportunity, the Company encouraged executives to own Common Stock thereby aligning executives' interests with those of the stockholders. The number of shares offered for purchase to each executive and the corresponding number of tandem options increased with the executive's level of responsibility within the organization.

     In December 1999, the rights of certain participants in this plan expired. These participants had cumulative promissory notes of approximately $1.0 million payable to the Company, comprised of $0.8 million of principal and $0.2 million of interest, on the expiration date. Accordingly, collateral encompassing 20,000 shares and 20,000 shares of the Company's Common Stock in fiscal years 2002 and 2001, respectively, held in escrow on behalf of each participant, was transferred to and retained by the Company in satisfaction of the aforementioned promissory notes, which were no longer required to be settled. The Company recorded these shares as treasury stock. Furthermore, these participants forfeited their initial 20% cash down payment, which was required for entry into the 1993 Executive Equity Incentive Plan.

     At December 27, 2003, current and former officers and executives of the Company owed the Company approximately $0.3 million, excluding accrued interest, under the 1993 Executive Equity Incentive Plan. These amounts due to the Company bear interest at rates ranging from 5.54% to 7.75% and are due or will be due during 2004.

     As of December 27, 2003, no stock options remained outstanding or exercisable under the 1993 Executive Entity Incentive Plan.

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

     Employees are no longer eligible to participate in the 1996 Stock Option Plan. During 2003, no options to purchase shares of Common Stock were granted pursuant to the 1996 Stock Option Plan. However, as of December 27, 2003, options to purchase 872,446 shares of Common Stock remained outstanding under the 1996 Stock Option Plan including options to purchase 110,000 shares held by the executives named in the executive compensation table.

     2000 Management Stock Option Plan

     The purpose of the 2000 Management Stock Option Plan is to advance the interests of the Company and its stockholders by providing employees of the Company, through the grant of options to purchase shares of Common Stock, with a larger personal and financial interest in the success of the Company. Under the terms of the plan, officers, directors, agents, and employees of the Company and consultants to the Company or of any subsidiary of the Company may be granted options to purchase shares of Common Stock at their fair market value on the date of grant. The plan provides that options may be granted for terms of not more than 10 years and shall vest according to the terms of the grant of the options. In addition, options may not be exercised more than 30 days after a participant ceases to be an employee of the Company, except in the case of death, disability or retirement, in which cases options may be exercised within 90 days after the date of death, disability or retirement.

     During 2003, 65,000 options to purchase shares of Common Stock were granted to employees in accordance with the 2000 Management Stock Option Plan. During 2003, no options were granted to executives named in the executive compensation table in accordance with the 2000 Management Stock Option Plan.

     1999 Stock Option Plan for Directors

     The purpose of the 1999 Stock Option Plan for Directors is to advance the interests of the Company by providing non-employee directors of the Company, through the grant of options to purchase shares of Common Stock, with a larger personal and financial interest in the success of the Company. Under the terms of the plan, directors who are neither employees of the Company nor nonresident aliens shall be granted an option to purchase 50,000 shares of Common Stock as of the effective date of his or her initial appointment or election to the Board of Directors or, if later, the effective date of the plan, and shall be granted an option to purchase 10,000 shares of Common Stock on August 4, 2000 and August 3, 2001, provided that such directors continue to serve as directors on such dates. The price at which shares of Common Stock may be purchased upon the exercise of the options granted under the plan shall be the fair market value of such shares on the date of grant of the options. The plan provides that options shall be granted for terms of 10 years and shall vest one-third, one-third and one-third on the first, second and third anniversaries of the date of grant. In addition, options may not be exercised more than 3 months after a participant ceases to be a director of the Company, except in the case of death or disability, in which cases options may be exercised within 12 months after the date of such death or disability.

     During 2003, no options to purchase shares of Common Stock were granted to eligible directors in accordance with the 1999 Stock Option Plan for Directors. During 2003, no options to purchase shares of Common Stock under the 1999 Stock Option Plan for Directors were exercised. During 2003, no options to purchase shares of Common Stock granted to eligible directors under the 1999 Stock Option Plan for Directors expired following the resignation of a director from the Company's Board of Directors. As of December 27, 2003, 420,000 options to purchase Common Stock under the 1999 Stock Option Plan for Directors were outstanding, of which 366,667 options were exercisable.

     No additional options to purchase shares of Common Stock will be granted under the 1999 Stock Option Plan for Directors.

     2002 Stock Option Plan for Directors

     The purpose of the 2002 Stock Option Plan for Directors is to advance the interests of the Company by providing non-employee directors of the Company, through the grant of options to purchase shares of Common Stock, with a larger personal and financial interest in the success of the Company. Under the terms of the plan, directors who are neither employees of the Company nor nonresident aliens shall be granted an option to purchase 50,000 shares of Common Stock as of the effective date of his or her initial appointment or election to the Board of Directors or, if later, the effective date of the plan, and shall be granted an option to purchase 25,000 shares of Common Stock on August 2, 2002, and an option to purchase 35,000 shares of Common Stock on August 1, 2003 and August 3, 2004, provided that such directors continue to serve as directors on such dates. The price at which shares of Common Stock may be purchased upon the exercise of the options granted under the plan shall be the fair market value of such shares on the date of grant of the options. The plan provides that options shall be granted for terms of 10 years and shall vest one-third, one-third and one-third on the first, second and third anniversaries of the date of grant. In addition, options may not be exercised more than 3 months after a participant ceases to be a director of the Company, except in the case of death or disability, in which cases options may be exercised within 12 months after the date of such death or disability.

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

     During 2003, a total of 610,000 options to purchase shares of Common Stock were granted to eligible directors all in accordance with the 2002 Stock Option Plan for Directors. During 2003, no options to purchase shares of Common Stock under the 2002 Stock Option Plan for Directors were exercised. During 2003, no options to purchase shares of Common Stock granted to eligible directors under the 2002 Stock Option Plan for Directors expired following the resignation of a director from the Company's Board of Directors. As of December 27, 2003, 710,000 options to purchase Common Stock under the 2002 Stock Option Plan for Directors were outstanding, 471,666 of which were exercisable.

  Chief Executive Officer Compensation

     On December 5, 2000, Thomas C. Shull was named President and Chief Executive Officer and was elected to the Board of Directors of the Company. Effective on that date, Mr. Shull, Meridian and the Company entered into the December 2000 Services Agreement. Under the December 2000 Services Agreement, Meridian provided for the benefit of the Company the services of Mr. Shull and certain persons providing consulting services to the Company thereunder (the "Consultants"). The term of the December 2000 Services Agreement, and the term for the services of Mr. Shull, began on December 5, 2000 and would have terminated on December 4, 2001, while the term for the services of the Consultants would have terminated on June 4, 2001. The December 2000 Services Agreement was replaced by the August 2001 Services Agreement, pursuant to which the term of the services of Mr. Shull and the Consultants began on August 1, 2001 and would have terminated on June 30, 2002. The August 2001 Services Agreement was replaced by the December 2001 Services Agreement. Effective September 1, 2002, the Company and Mr. Shull entered into the 2002 Employment Agreement, which replaced the August 2001 Services Agreement. The 2002 Employment Agreement will expire on March 31, 2006. See "Employment Contracts, Termination of Employment and Change-in-Control Arrangements."

  Change in Control Payments

     Pursuant to the Recapitalization Agreement, upon completion of the Recapitalization, there was a "change in control" of the Company for purposes of all of the Company's existing Compensation Continuation (Change of Control) Plans, including the Directors Change of Control Plan, the 2002 Employment Agreement between the Company and Mr. Shull and the Transaction Bonus Letters between the Company and Mr. Shull, Mr. Contino and Mr. Harriss. Mr. Shull received payments on December 5, 2003 and December 12, 2003 in the aggregate amount of $1,575,000 under the terms of the 2002 Employment Agreement. See "Employment Contracts, Termination of Employment and Change-in-Control Arrangements -- 2002 Employment Agreement." In December 2003, Messrs. Shull, Harriss and Contino received payments in the amount of $450,000, $168,500 and $193,500, respectively, under the terms of the Transaction Bonus Letters to which they are a party. See "Employment Contracts, Termination of Employment and Change-in-Control Arrangements -- Transaction Bonus Letters." On December 18, 2003, each of the eight non-employee directors (Messrs. Brown, James, Krushel, Sonnenfeld, Masson, Regan, Garten and Edelman) received a payment in the amount of $87,000 under the terms of the Hanover Direct, Inc. Directors Change of Control Plan. See "Employment Contracts, Termination of Employment and Change-in-Control Arrangements -- Hanover Direct, Inc. Directors Change of Control Plan."

  Nondeductible Compensation

     Section 162(m) of the Internal Revenue Code, as amended (the "Code"), generally disallows a tax deduction to public companies for compensation over $1,000,000 (the "$1 Million Limit") paid to a company's chief executive officer and four (4) other most highly compensated executive officers, as reported in its proxy statement. Qualifying performance-based compensation is not subject to the deduction limit, if certain requirements are met. The Company has not structured certain aspects of the performance-based portion of the compensation for its executive officers (which currently includes awards under performance based annual management incentive plans) in a manner that complies with the statute. Payments of compensation in 2003 relating to Thomas Shull and Edward Lambert exceeded the $1 Million Limit; consequently, in each case, the excess of such payments over the $1 Million Limit was not deductible.

                                          Respectfully Submitted,

                                          The Stock Option and Executive
                                          Compensation
                                          Committee (April 2004)

                                          A. David Brown (Chairman)
                                          Stuart Feldman
                                          Wayne P. Garten

REPORT OF THE AUDIT COMMITTEE

     The Audit Committee has reviewed and discussed with management and KPMG LLP, the Company's independent auditors, the Company's audited financial statements as of and for the year ended December 27, 2003.

     The Audit Committee has discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards ("SAS") No. 61, Communication with Audit Committees, as amended by SAS 90.

     The Audit Committee has received and reviewed the written disclosures and the letter from the independent auditors required by Independence Standard No. 1, Independence Discussions with Audit Committees, as amended, by the Independence Standards Board, and has discussed with the auditors the auditors' independence.

     Based on the review and discussions referred to above, we recommend to the Board of Directors that the financial statements referred to above be included in the Company's Annual Report on Form 10-K for the year ended December 27, 2003.

                                          Respectfully Submitted,

                                          The Audit Committee (April 2004)

                                          Robert Masson (Chairman)
                                          A. David Brown
                                          Wayne P. Garten
                                          Donald Hecht

PERFORMANCE GRAPH

     The following graph compares the yearly percentage change in the cumulative total stockholder return on the Company's Common Stock for each of the Company's last five fiscal years with the cumulative total return (assuming reinvestment of dividends) of (i) the Standard & Poor's 500 Stock Index (which includes the Company) and (ii) peer issuers from the Company's line of business selected by the Company in good faith.

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
         AMONG HANOVER DIRECT, INC., THE S&P 500 INDEX AND A PEER GROUP

                                  (LINE GRAPH)

                                        Cumulative Total Return
                       ---------------------------------------------------------
--------------------------------------------------------------------------------
                        12/98     12/99     12/00     12/01     12/02     12/03
--------------------------------------------------------------------------------
 HANOVER DIRECT, INC   100.00    105.45     10.91     10.76      5.53      6.40
 S & P 500             100.00    121.04    110.02     96.95     75.52     97.18
 PEER GROUP            100.00    110.57     53.08    105.94    129.50    164.07

* Direct Marketing Peer Group consists of direct merchandising companies that market their products through alternative distribution channels, such as mail or television media; peer companies include Blair, Spiegel and Williams Sonoma. Land's End was acquired by Sears and was removed from the Direct Marketing Peer Group in 2002. Lillian Vernon Corp. was acquired in July 2003 by Ripplewood Holdings and Zelnick Media and was removed from the Direct Marketing Peer Group in 2003.

NOTE: Assumes $100 invested on December 31, 1998 in the Company's Common Stock,
      S&P 500 Stock Index and the Direct Marketing Peer Group, and that dividends of each are reinvested quarterly.

DIRECTOR COMPENSATION

     Standard Arrangements. Non-employee directors of the Company currently receive an annual cash fee of $58,000. During the first half of fiscal year 2003, non-employee directors were to receive an annual cash fee of $40,000 and an additional $16,000, $8,000, $8,000, $8,000 and $8,000 annual cash fee for serving as the Chairman of the Audit, Compensation, Transaction, Executive and Nominating Committees, respectively. Effective July 10, 2003, the Company amended its director compensation policy to provide that the annual fee for non-employee directors will be $58,000 and that there will be no supplemental annual fees for serving as Chairman of a Board committee or for attending board meetings. Non-employee directors also participate in the Hanover Direct, Inc. Change of Control Plan for Directors, the 1999 Stock Option Plan for Directors and the 2002 Stock Option Plan for Directors. See "Employment Contracts, Termination of Employment and Change-in-Control Arrangements." The Company does not compensate its employees, or employees of its subsidiaries, who serve as directors. During fiscal 2003, the Company provided $50,000 of term life insurance for each director.

     During 2003, no options to purchase shares of Common Stock were granted to eligible directors in accordance with the 1999 Stock Option Plan for Directors. During 2003, no options to purchase shares of Common Stock under the 1999 Stock Option Plan for Directors were exercised. During 2003, no options to purchase shares of Common Stock granted to eligible directors under the 1999 Stock Option Plan for Directors expired following the resignation of a director from the Company's Board of Directors. As of December 27, 2003, 420,000 options to purchase Common Stock under the 1999 Stock Option Plan for Directors were outstanding, of which 366,667 options were exercisable.

     During 2003, a total of 610,000 options to purchase shares of Common Stock were granted to eligible directors all in accordance with the 2002 Stock Option Plan for Directors. During 2003, no options to purchase shares of Common Stock under the 2002 Stock Option Plan for Directors were exercised. During 2003, no options to purchase shares of Common Stock granted to eligible directors under the 2002 Stock Option Plan for Directors expired following the resignation of a director from the Company's Board of Directors. As of December 27, 2003, 710,000 options to purchase Common Stock under the 2002 Stock Option Plan for Directors were outstanding, 471,666 of which were exercisable.

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

     The Recapitalization transaction was a "Change of Control" for purposes of the Directors Plan. The Company was permitted to make payments thereunder on or after the closing of the Recapitalization. On December 18, 2003, each of the eight non-employee directors (Messrs. Brown, James, Krushel, Sonnenfeld, Masson, Regan, Garten and Edelman) received a payment in the amount of $87,000 under the terms of the Directors Plan.

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
                                            ==========              =====                ==========

             PRINCIPAL HOLDERS OF VOTING SECURITIES OF THE COMPANY

CERTAIN BENEFICIAL OWNERS

     The following table lists the beneficial owners known by management of at least 5% of the Company's Common Stock or 5% of the Company's Series C Preferred Stock as of March 27, 2004. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), based upon information furnished by the persons listed or contained in filings made by them with the Commission. Except as noted below, to the Company's knowledge, each person named in the table will have sole voting and investment power with respect to all shares of Common Stock and Series C Preferred Stock shown as beneficially owned by them.

                  NAME AND ADDRESS                                   AMOUNT AND NATURE OF     PERCENTAGE
TITLE OF CLASS    OF BENEFICIAL OWNER                               BENEFICIAL OWNERSHIP(1)   OF CLASS(1)
--------------    -------------------                               -----------------------   -----------
Series C          Chelsey Direct, LLC,...........................              564,819(2)         100%
Participating       William B. Wachtel and
Preferred Stock     Stuart Feldman
                    c/o Wachtel & Masyr, LLP
                    110 East 59th Street
                    New York, New York 10022
Common Stock      Chelsey Direct, LLC,...........................          111,465,621(2)          51%
                    William B. Wachtel and
                    Stuart Feldman
                    c/o Wachtel & Masyr, LLP
                    110 East 59th Street
                    New York, New York 10022
Common Stock      Regan Partners, L.P. and Basil P. Regan........           38,821,683(3)          18%
                    32 East 57th Street
                    New York, New York 10022

---------------
(1) In the case of Common Stock, includes shares of Common Stock issued upon exercise of options or warrants exercisable within 60 days for the subject individual only. Percentages of Common Stock are computed on the basis of 220,173,633 shares of Common Stock and 564,819 shares of Series C Preferred Stock outstanding as of March 27, 2004.

(2) Information concerning the number of shares beneficially owned has been taken from Amendment No. 9 to the Statement on Schedule 13D filed by Chelsey Direct, LLC on December 4, 2003 with the Commission. Chelsey is the record holder of 111,304,721 shares of Common Stock and 564,819 shares of Series C Preferred Stock. Chelsey Capital Profit Sharing Plan (the "Chelsey Plan") is the sole member of Chelsey and Mr. Wachtel is the Manager of Chelsey. The sponsor of the Chelsey Plan is DSJ International Resources Ltd. ("DSJI"). Mr. Feldman is the sole officer and director of DSJI and a principal beneficiary of the Chelsey Plan. Mr. Feldman is also the owner of 160,900 shares of Common Stock. Mr. Wachtel, in his capacity as the Manager of Chelsey, will have sole voting and dispositive power with respect to 111,304,721 shares of Common Stock and 564,819 shares of Series C Preferred Stock owned by Chelsey, and Mr. Feldman will have sole voting and dispositive power with respect to 160,900 shares of Common Stock owned by him. Each of Messrs. Wachtel and Feldman have options to purchase 50,000 shares of Common Stock exercisable within 60 days. The shares of Common Stock and Series C Preferred Stock which are owned by Chelsey and Messrs. Wachtel and Feldman collectively represent approximately 61% of the combined voting power of the Company's securities.

(3) Information concerning the number of shares beneficially owned has been taken from Amendment No. 3 to the Statement on Schedule 13D filed by Regan Partners L.P. on June 5, 2003 with the Commission. Mr. Regan and Regan Partners L.P. have shared voting and dispositive power with respect to 37,773,450 shares of Common Stock and Mr. Regan has sole voting and dispositive power with respect to 1,048,233 shares of Common Stock (including options to purchase 83,333 shares exercisable within 60 days).

                SECURITY OWNERSHIP OF MANAGEMENT OF THE COMPANY

MANAGEMENT OWNERSHIP

     The following table lists share ownership of the Company's Common Stock and Series C Preferred Stock as of March 27, 2004. The information includes beneficial ownership by (i) each of the Company's directors and nominees for director and executive officers and (ii) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the Commission. Except as noted below, to the Company's knowledge, each person named in the table will have sole voting and investment power with respect to all shares of Common Stock and Series C Preferred Stock shown as beneficially owned by them.

                                                       AMOUNT AND NATURE OF      PERCENTAGE OF
NAME OF BENEFICIAL OWNER                              BENEFICIAL OWNERSHIP(1)      CLASS(1)
------------------------                              -----------------------    -------------
Robert H. Masson....................................             85,000(2)            *
Basil P. Regan......................................         38,821,683(3)           17.6%
Thomas C. Shull.....................................          3,250,000(4)            1.5%
Wayne P. Garten.....................................             51,905(5)            *
A. David Brown......................................             85,000(6)            *
Michael D. Contino..................................          1,452,400(7)            *
Charles E. Blue.....................................            294,000(8)            *
Steven Lipner.......................................             71,174(9)            *
William B. Wachtel..................................        111,354,721(10)         51%
                                                                564,819(10)        100%
Stuart Feldman......................................        111,465,621(10)         51%
                                                                564,819(10)        100%
Donald Hecht........................................                  0(11)           *
Paul S. Goodman.....................................                  0               *
William C. Kingsford................................            235,117(12)           *
Directors and Executive Officers as a
Group (13 persons)..................................        155,861,900(13)         71%
                                                                564,819(14)        100%

---------------
  *  Less than one percent

 (1) Includes in each case shares of Common Stock issuable upon exercise of options or warrants exercisable within 60 days for the subject individual only. Percentages are computed on the basis of 220,173,633 shares of Common Stock and 564,819 shares of Series C Preferred Stock outstanding as of March 27, 2004.

 (2) Represents options to purchase 85,000 shares exercisable within 60 days.

 (3) Mr. Regan and Regan Partners L.P. have shared voting and dispositive power with respect to 37,773,450 shares of Common Stock and Mr. Regan has sole voting and dispositive power with respect to 1,048,233 shares (including options to purchase 83,333 shares exercisable within 60 days) of Common Stock.

 (4) Includes options to purchase 3,200,000 shares exercisable within 60 days.

 (5) Includes options to purchase 50,000 shares exercisable within 60 days.

 (6) Represents options to purchase 85,000 shares exercisable within 60 days.

 (7) Includes options to purchase 1,450,000 shares exercisable within 60 days.

 (8) Represents options to purchase 294,000 shares exercisable within 60 days.

 (9) Includes options to purchase 70,000 shares exercisable within 60 days.

(10) Chelsey is the record holder of 111,304,721 shares of Common Stock and 564,819 shares of Series C Preferred Stock. Chelsey Capital Profit Sharing Plan (the "Chelsey Plan") is the sole member of

     Chelsey and Mr. Wachtel is the Manager of Chelsey. The sponsor of the Chelsey Plan is DSJ International Resources Ltd. ("DSJI"). Mr. Feldman is the sole officer and director of DSJI and a principal beneficiary of the Chelsey Plan. Mr. Feldman is also the owner of 160,900 shares of Common Stock. Mr. Wachtel, in his capacity as the Manager of Chelsey, has sole voting and dispositive power with respect to 111,304,721 shares of Common Stock and 564,819 shares of Series C Preferred Stock owned by Chelsey, and Mr. Feldman has sole voting and dispositive power with respect to 160,900 shares of Common Stock owned by him. Each of Messrs. Wachtel and Feldman have options to purchase 50,000 shares of Common Stock exercisable within 60 days. The shares of Common Stock and Series C Preferred Stock owned by Chelsey and Messrs. Wachtel and Feldman collectively represent approximately 61% of the combined voting power of the Company's securities.

(11) Excludes options to purchase 50,000 shares which are not exercisable within 60 days.

(12) Includes options to purchase 235,117 shares exercisable within 60 days.

(13) Shares of Common Stock; includes options to purchase 5,417,333 shares exercisable within 60 days.

(14) Shares of Series C Preferred Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On November 10, 2003, the Company entered into a Memorandum of Understanding (the "MOU") with Chelsey and Regan Partners. On November 18, 2003, the Company and Chelsey entered into the Recapitalization Agreement. The Recapitalization Agreement sets forth the terms and conditions of the Recapitalization transaction, including the terms of the Series C Preferred Stock and the reconstituted board of directors. The Recapitalization was a "Change of Control" for purposes of all of the Company's existing Compensation Continuation (Change of Control) Plans, the 2002 Employment Agreement, and the Transaction Bonus Letters between the Company and its executive officers. The Company was permitted to make any payments required thereunder on or after the Closing of the Recapitalization. See the disclosure in Item 11 under the caption "Employment Contracts, Termination of Employment and Change-in-Control Arrangements." The Closing of the Recapitalization occurred on November 30, 2003. In the MOU and the Recapitalization Agreement, the Company acknowledged that Chelsey is the lawful and bona fide owner of 29,446,888 shares of Common Stock and 1,622,111 shares of Series B Preferred Stock. At the Closing of the Recapitalization, the Company and Chelsey agreed to release each other from all claims, filed or that could have been filed, as of the date of such release, and each of the Company and Chelsey discontinued, with prejudice, all pending litigation between such parties. In the MOU and the Recapitalization Agreement, the Company agreed that, prior to the expiration of one hundred fifty (150) days from the execution of the Recapitalization Agreement (or April 16, 2004), it would not (a) sell, other than in the ordinary course of business, the inventory, trademarks or customer lists associated with The Company Store division of the Company or (b) terminate the employment of the Chief Executive Officer of the Company, unless, in either case, such action has been approved by the Board of Directors pursuant to an affirmative vote of at least six (6) members of the Board of Directors. The Company agreed to pay (a) the reasonable legal fees and disbursements in connection with the preparation and negotiation of the MOU, the Recapitalization Agreement and all related documentation on behalf of Chelsey and (b) the reasonable fees of any financial advisors engaged by Chelsey or Chelsey's legal counsel not to exceed $20,000 in the aggregate relating to compliance with the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, including, without limitation, a valuation by such financial advisors of the securities to be received by Chelsey pursuant to the Recapitalization. Pursuant to the Recapitalization Agreement, the following additional documents were executed: (i) a certificate of designations setting forth the terms and conditions of the Series C Preferred Stock which was filed with the Delaware Secretary of State, (ii) a voting agreement setting forth certain voting arrangements among Chelsey, Stuart Feldman, Regan Partners and Basil Regan, (iii) a registration rights agreement providing for registration rights with respect to resales by Chelsey and Stuart Feldman of all shares of Common Stock owned by Chelsey and Mr. Feldman, and (iv) a corporate governance agreement between the Company, Chelsey, Stuart Feldman, Regan Partners, Regan Fund and Basil Regan setting forth the corporate governance provisions in the Recapitalization Agreement.

     At December 28, 2002, Richemont Finance S.A., a Luxembourg company ("Richemont"), owned approximately 21.3% of the Company's Common Stock outstanding and 100% of the Company's Series B Preferred Stock through direct and indirect ownership. Pursuant to the terms and conditions of that certain Purchase and Sale Agreement, dated as of May 19, 2003, between Richemont and Chelsey, Chelsey purchased all of Richemont's securities in the Company, consisting of 29,446,888 shares of Common Stock and 1,622,111 shares of Series B Preferred Stock, for a purchase price of $40,000,000. The Company was not a party to such transaction. As a result of this transaction, on such date, Chelsey became the beneficial owner of 21.3% of the Company's Common Stock and 100% of the Company's Series B Preferred Stock.

     On December 19, 2001, the Company consummated a transaction with Richemont (the "Richemont Transaction"). In the Richemont Transaction, the Company repurchased from Richemont all of the outstanding shares of the Series A Preferred Stock and 74,098,769 shares of the Common Stock of the Company held by Richemont in return for the issuance to Richemont of 1,622,111 shares of newly created Series B Preferred Stock and the reimbursement of expenses of $1 million to Richemont. Richemont agreed, as part of the transaction, to forego any claim it had to the accrued but unpaid dividends on the Series A Preferred Stock. The Richemont Transaction was made pursuant to an Agreement (the "Agreement"), dated as of December 19, 2001, between the Company and Richemont. As part of the Richemont Transaction, the Company (i) released Richemont, the individuals appointed by Richemont to the Board of Directors of the Company and certain of their respective affiliates and representatives (collectively, the "Richemont Group") from any claims by or in the right of the Company against any member of the Richemont Group which arise out of Richemont's acts or omissions as a stockholder of or lender to the Company or the acts or omissions of any Richemont board designee in his capacity as such and (ii) entered into an Indemnification Agreement with Richemont pursuant to which the Company agreed to indemnify each member of the Richemont Group from any losses suffered as a result of any third party claim which is based upon Richemont's acts as a stockholder or lender of the Company or the acts or omissions of any Richemont board designee in his capacity as such.

     John F. Shull, the brother of Thomas C. Shull, the President and Chief Executive Officer of the Company, acted as a consultant under the December 2001 Services Agreement, and received an option to purchase 100,000 shares of the Company's Common Stock under the December 2001 Services Agreement and an option to purchase 500,000 shares of the Company's Common Stock under the December 2000 Services Agreement.

     In January 1998, the Company made a $75,000 non-interest bearing loan to Mr. Contino for the purchase by Mr. Contino of a new principal residence in the State of New Jersey. The terms of the loan agreement included a provision for the Company to forgive the original amount of the principal on the fifth anniversary of the loan. The loan was secured by the residence which the proceeds were used to purchase. The loan was forgiven in full in accordance with its terms during January 2003. In addition to the loan forgiveness, the Company paid all applicable withholding taxes totaling $64,063.

     At December 27, 2003, current and former officers and executives of the Company owed the Company approximately $0.3 million, excluding accrued interest, under the 1993 Executive Equity Incentive Plan. These amounts due to the Company bear interest at rates ranging from 5.54% to 7.75% and are due or will be due during 2004.

     See also "Stock Options and Stock Appreciation Rights" and "Employment Contracts, Termination of Employment and Change-in-Control Arrangements" for additional information on relationships and related-party transactions.

     Either the Company's Board of Directors, a committee of the Company's Board of Directors, or the stockholders have approved these relationships and transactions and, to the extent that such arrangements are available from nonaffiliated parties, all relationships and transactions are on terms no less favorable to the Company than those available from non affiliated parties.

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

FEES AND INDEPENDENCE

     KPMG LLP provided audit services to the Company consisting of the annual audit of the Company's 2003 and 2002 consolidated financial statements contained in the Company's Annual Report on Form 10-K for each year and reviews of the financial statements contained in the Company's Quarterly Reports on Form 10-Q for the 2003 fiscal year and the final three quarters of the 2002 fiscal year. Arthur Anderson LLP billed the Company an aggregate of $29,800 for audit and audit-related fees for its review of the financial statements contained in the Company's Quarterly Report on Form 10-Q for the first quarter of the 2002 fiscal year. The following table shows the fees that were billed to the Company by KPMG LLP for professional services rendered for the fiscal years ended December 27, 2003 and December 28, 2002.

FEE CATEGORY                                 FISCAL YEAR 2003   % OF TOTAL   FISCAL YEAR 2002   % OF TOTAL
------------                                 ----------------   ----------   ----------------   ----------
Audit Fees(1)..............................      $814,500          84.6%         $632,801          77.9%
Audit-Related Fees(2)......................       133,500          13.9%           49,619          13.2%
Tax Fees(3)................................        14,500           1.5%           36,975           4.6%
All Other Fees(4)..........................           -0-             0%           35,130           4.3%
Total Fees.................................      $962,500         100.0%         $754,525         100.0%

---------------

(1) Audit Fees are fees for professional services performed for the audit of the Company's annual financial statements and review of financial statements included in the Company's 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2) Audit-Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements. This includes: employee benefit and compensation plan audits; due diligence related to mergers and acquisitions; auditor attestations that are not required by statute or regulation; and consulting on financial accounting/ reporting standards.

(3) Tax Fees are fees for professional services performed with respect to tax compliance, tax advice and tax planning. For fiscal year 2003, tax fees of $14,500 are related to tax compliance billings. For fiscal year 2002, tax fees of $6,825 are related to tax compliance billings and $30,150 are related to tax consultation and planning.

(4) All Other Fees are fees for other permissible work that does not meet the above category descriptions, including consulting services regarding the evaluation of stock option grants and employee agreements.

     KPMG LLP did not provide any services related to financial information systems design and implementation during the 2003 and 2002 fiscal years.

     The Audit Committee of the Board of Directors has considered whether the provision of services by KPMG described above are compatible with maintaining KPMG's independence as the Company's principal accountant.

PRE-APPROVAL POLICY

     The Audit Committee has policies and procedures that require the pre-approval by the Audit Committee of all fees paid to, and all services performed by, our independent auditors. Each year, the Audit Committee approves the proposed services, including the nature, type and scope of services contemplated and the related fees, to be rendered by our accountants during the year. In addition, Audit Committee pre-approval is also required for those engagements that may arise during the course of the year that are outside the scope of the initial services and fees pre-approved by the Audit Committee.

     All of the fees and services provided as noted in the table above were authorized and approved by the Audit Committee in compliance with the pre-approval policies and procedures described herein.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated below.

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



-----------------------------------------------------
              Paul S. Goodman, Director



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

Date:  April 26, 2004

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

EXHIBIT NUMBER
 ITEM 601 OF
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE
--------------  -----------------------------------------------------------------------
    10.80       Hanover Direct, Inc. Savings and Retirement Plan, as amended and restated as of July 1, 1999. Incorporated by reference to the Company's
                Annual Report on Form 10-K for the year ended December 29, 2001.
    10.81       First Amendment to the Hanover Direct, Inc. Savings and Retirement
                Plan, effective March 1, 2002. Incorporated by reference to the
                Company's Annual Report on Form 10-K for the year ended December 29,
                2001.
    10.82       Hanover Direct, Inc. and Subsidiaries Code of Ethics. Incorporated by
                reference to the Company's Annual Report on Form 10-K for the year ended December 28, 2002.
    10.83       Memorandum of Understanding dated November 10, 2003 by and among
                Hanover Direct, Inc., Chelsey Direct, LLC and Regan Partners, L.P.
                Incorporated by reference to the Company's Current Report on Form 8-K filed November 10, 2003.
    10.84       Recapitalization Agreement dated as of November 18, 2003 by and between
                Hanover Direct, Inc. and Chelsey Direct, LLC. Incorporated by reference to the Company's Current Report on Form 8-K filed November 18, 2003.
    10.85       Registration Rights Agreement dated as of November 30, 2003 by and among Hanover Direct, Inc., Chelsey Direct, LLC and Stuart Feldman.
                Incorporated by reference to the Company's Current Report on Form 8-K filed November 30, 2003.
    10.86       Corporate Governance Agreement dated as of November 30, 2003 by and among Hanover Direct, Inc. Chelsey Direct, LLC, Stuart Feldman, Regan
                Partners, L.P., Regan International Fund Limited and Basil P. Regan.
                Incorporated by reference to the Company's Current Report on Form 8-K filed November 30, 2003.
    10.87       Voting Agreement dated as of November 30, 2003 by and among Chelsey
                Direct, LLC, Stuart Feldman, Regan Partners, L.P., Regan International
                Fund Limited and Basil P. Regan. Incorporated by reference to the
                Company's Current Report on Form 8-K filed November 30, 2003.
    10.88       General Release dated November 30, 2003 given by Hanover Direct, Inc.
                and its parents, affiliates, subsidiaries, predecessor firms, shareholders, officers, directors, members, managers, employees, agents and others to Chelsey Direct, LLC and its parents, affiliates, subsidiaries, predecessor firms, shareholders, officers, directors, members, managers, employees, attorneys, agents and others.
                Incorporated by reference to the Company's Current Report on Form 8-K filed November 30, 2003.
    10.89       General Release dated November 30, 2003 given by Chelsey Direct, LLC and its parents, affiliates, subsidiaries, predecessor firms, shareholders, officers, directors, members, managers, employees, agents and others to Hanover Direct, Inc. and its parents, affiliates, subsidiaries, predecessor firms, shareholders, officers, directors, members, managers, employees, attorneys, agents and others.
                Incorporated by reference to the Company's Current Report on Form 8-K filed November 30, 2003.
    10.90       Stipulation of Discontinuance of the action entitled Hanover Direct,
                Inc. v. Richemont Finance S.A. and Chelsey Direct, LLC in the Supreme
                Court of the State of New York, County of New York (Index No.
                03/602269) dated November 30, 2003. Incorporated by reference to the
                Company's Current Report on Form 8-K filed November 30, 2003.
    10.91       Code of Conduct of the Registrant. Incorporated by reference to the
                Company's Annual Report on Form 10-K filed April 9, 2004.

EXHIBIT NUMBER
 ITEM 601 OF
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE
--------------  -----------------------------------------------------------------------
    10.92       Thirtieth Amendment to Loan and Security Agreement, dated as of March
                25, 2004, among Congress, Brawn, Gump's by Mail, Gump's, Hanover
                Realty, The Company Store Factory, Inc., The Company Office, Inc.,
                Silhouettes, LLC, Hanover Company Store, LLC, Domestications, LLC,
                Keystone internet Services, LLC and The Company Store Group, LLC.
                Incorporated by reference to the Company's Annual Report on Form 10-K filed April 9, 2004.
     21.1       Subsidiaries of the Registrant. Incorporated by reference to the
                Company's Annual Report on Form 10-K filed April 9, 2004.
     23.1       Consent of Independent Public Accountants. FILED HEREWITH.
     31.1       Certification required by Rule 13a-14(a) or Rule 15d-14(a) signed by
                Thomas C. Shull. Incorporated by reference to the Company's Annual
                Report on Form 10-K filed April 9, 2004.
     31.2       Certification required by Rule 13a-14(a) or Rule 15d-14(a) signed by
                Charles E. Blue. Incorporated by reference to the Company's Annual
                Report on Form 10-K filed April 9, 2004.
     32.1       Certification required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
                signed by Thomas C. Shull and Charles E. Blue.** Incorporated by
                reference to the Company's Annual Report on Form 10-K filed April 9,
                2004.

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