Form 10-K/A
period 2003-12-27
HANOVER DIRECT INC
filed 2004-05-04
CIK 320333

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

     As of March 16, 2004, the registrant had 220,173,633 shares of Common Stock outstanding (excluding treasury shares).
                            ------------------------

                                EXPLANATORY NOTE

     This Amendment No. 2 on Form 10-K/A amends certain information under the caption "Report of the Stock Option and Executive Compensation Committee on Executive Compensation" in Item 11 of Part III of the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2003 filed with the Securities and Exchange Commission on April 9, 2004 and amended on April 26, 2004. No attempt has been made to modify or update any disclosures presented in any other Items or Parts of the Form 10-K.

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

  Annual Incentive Awards

     In addition to base salaries, each of the Company's executives and selected key managers participate in the Company's Management Incentive Plan. As of the date of this report (May 2004), approximately 207 executives and key managers are eligible to participate in the annual Management Incentive Plan. Under this plan, each participant is assigned a target bonus, expressed as a percentage of his/her base salary, which is paid if all performance targets are fully met. It is the policy of the Compensation Committee to position target bonuses at competitive levels. Individual target bonuses are based on the person's responsibility level in the organization and the bonus award opportunity at the other organizations included in the performance chart. Target bonus levels for executives range from 50% to 125% of salary. Target bonus opportunities for Messrs. Contino, Harriss, Lambert, Blue and Shull for fiscal year 2003 were 75% of salary while maximum bonuses were 125% of salary. For purposes of the 2003 Management Incentive Plan, Mr. Shull's base salary was deemed to be $600,000.

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

     Payouts of awards have been determined based on the Company's performance during fiscal 2003. Payments related to fiscal year 2003 are scheduled to be made to the Chief Executive Officer and the four (4) most highly compensated executive officers in the amount of approximately $149,366 for Mr. Shull, $99,577 for Mr. Lambert, $83,894 for Mr. Harriss, $96,341 for Mr. Contino and $69,369 for Mr. Blue under the 2003 Management Incentive Plan in the summer of 2004. Payments to Messrs. Shull, Lambert, Harriss, Contino and Blue under the 2002 Management Incentive Plan in the aggregate amount of $2,322,929 for the fiscal year 2002 were paid in fiscal year 2003. One hundred percent of awards made under the bonus plan are currently paid in cash, in some cases on a deferred basis.

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

                                          Respectfully Submitted,

                                          The Stock Option and Executive
                                          Compensation
                                          Committee (May 2004)

                                          A. David Brown (Chairman)
                                          Stuart Feldman
                                          Paul S. Goodman

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

Date:  May 3, 2004                        HANOVER DIRECT, INC.
                                          (Registrant)

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

Date:  May 3, 2004

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

EXHIBIT NUMBER
 ITEM 601 OF
REGULATION S-K  DESCRIPTION OF DOCUMENT AND INCORPORATION BY REFERENCE WHERE APPLICABLE
--------------  -----------------------------------------------------------------------
    10.92       Thirtieth Amendment to Loan and Security Agreement, dated as of March
                25, 2004, among Congress, Brawn, Gump's by Mail, Gump's, Hanover
                Realty, The Company Store Factory, Inc., The Company Office, Inc.,
                Silhouettes, LLC, Hanover Company Store, LLC, Domestications, LLC,
                Keystone internet Services, LLC and The Company Store Group, LLC.
                Incorporated by reference to the Company's Annual Report on Form 10-K filed April 9, 2004.
     21.1       Subsidiaries of the Registrant. Incorporated by reference to the
                Company's Annual Report on Form 10-K filed April 9, 2004.
     23.1       Consent of Independent Public Accountants. Previously filed.
     31.1       Certification required by Rule 13a-14(a) or Rule 15d-14(a) signed by
                Thomas C. Shull. Incorporated by reference to the Company's Annual
                Report on Form 10-K filed April 9, 2004.
     31.2       Certification required by Rule 13a-14(a) or Rule 15d-14(a) signed by
                Charles E. Blue. Incorporated by reference to the Company's Annual
                Report on Form 10-K filed April 9, 2004.
     32.1       Certification required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
                signed by Thomas C. Shull and Charles E. Blue.** Incorporated by
                reference to the Company's Annual Report on Form 10-K filed April 9,
                2004.

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