Form 10-Q
period 2004-03-27
HANOVER DIRECT INC
filed 2004-05-11
CIK 320333

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended MARCH 27, 2004

                         Commission file number 1-08056

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

Common stock, par value $.66 2/3 per share: 220,173,633 shares outstanding (net of treasury shares) as of May 3, 2004.

                              HANOVER DIRECT, INC.

                                TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
Part I - Financial Information

    Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets -
         March 27, 2004 and December 27, 2003 ...............................................    2

       Condensed Consolidated Statements of Income (Loss) - 13- weeks ended
         March 27, 2004 and March 29, 2003 ..................................................    4

       Condensed Consolidated Statements of Cash Flows - 13- weeks ended
         March 27, 2004 and March 29, 2003...................................................    5

       Notes to Condensed Consolidated Financial Statements..................................    6

    Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition and
         Results of Operations...............................................................   18

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk......................   27

    Item 4.  Controls and Procedures.........................................................   27

Part II - Other Information

    Item 1.  Legal Proceedings...............................................................   28

    Item 5.  Other Information...............................................................   32

    Item 6.  Exhibits and Reports on Form 8-K................................................   33

    Signatures...............................................................................   34

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                          MARCH 27,      DECEMBER 27,
                                                            2004            2003
                                                         -----------     ------------
                                                         (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                           $   2,434       $   2,282
      Accounts receivable, net of allowance
         for doubtful accounts of $1,069 and
         $1,105, respectively                                12,614          14,335
      Inventories                                            37,646          41,576
      Prepaid catalog costs                                  15,305          11,808
      Other current assets                                    3,294           3,951
                                                          ---------       ---------
         Total Current Assets                                71,293          73,952
                                                          ---------       ---------
PROPERTY AND EQUIPMENT, AT COST:
      Land                                                    4,361           4,361
      Buildings and building improvements                    18,210          18,210
      Leasehold improvements                                 10,108          10,108
      Furniture, fixtures and equipment                      53,331          53,212
                                                          ---------       ---------
                                                             86,010          85,891
      Accumulated depreciation and amortization             (59,125)        (58,113)
                                                          ---------       ---------
         Property and equipment, net                         26,885          27,778
                                                          ---------       ---------
Goodwill                                                      9,278           9,278
Deferred tax assets                                           2,213           2,213
Other assets                                                  1,742           1,575
                                                          ---------       ---------
         Total Assets                                     $ 111,411       $ 114,796
                                                          =========       =========

                             Continued on next page.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                            MARCH 27,      DECEMBER 27,
                                                                               2004           2003
                                                                           -----------     ------------
                                                                           (UNAUDITED)
                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
     Short-term debt and capital lease obligations                          $  15,135       $  13,468
     Accounts payable                                                          38,499          41,880
     Accrued liabilities                                                       11,997          12,918
     Customer prepayments and credits                                           5,866           5,485
     Deferred tax liability                                                     2,213           2,213
                                                                            ---------       ---------
              Total Current Liabilities                                        73,710          75,964
                                                                            ---------       ---------
NON-CURRENT LIABILITIES:
     Long-term debt                                                             8,001           9,042
     Series C Participating Preferred Stock, authorized, issued and
         outstanding 564,819 shares; liquidation preference of $56,482         72,689          72,689
     Other                                                                      4,097           4,609
                                                                            ---------       ---------
              Total Non-current Liabilities                                    84,787          86,340
                                                                            ---------       ---------
              Total Liabilities                                               158,497         162,304
                                                                            ---------       ---------
SHAREHOLDERS' DEFICIENCY:
     Common Stock, $0.66 2/3 par value, authorized 300,000,000
         shares; 222,294,562 shares issued and 220,173,633 shares
         outstanding                                                          148,197         148,197
     Capital in excess of par value                                           302,436         302,432
     Accumulated deficit                                                     (494,373)       (494,791)
                                                                            ---------       ---------
                                                                              (43,740)        (44,162)
                                                                            ---------       ---------
Less:
     Treasury stock, at cost (2,120,929 shares)                                (2,996)         (2,996)
     Notes receivable from sale of Common Stock                                  (350)           (350)
                                                                            ---------       ---------
              Total Shareholders' Deficiency                                  (47,086)        (47,508)
                                                                            ---------       ---------
              Total Liabilities and Shareholders' Deficiency                $ 111,411       $ 114,796
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

                                                                   FOR THE 13- WEEKS ENDED
                                                                 ---------------------------
                                                                  MARCH 27,        MARCH 29,
                                                                    2004             2003
                                                                 ----------       ----------
NET REVENUES                                                     $   95,312       $  102,474
                                                                 ----------       ----------
OPERATING COSTS AND EXPENSES:
     Cost of sales and operating expenses                            59,243           65,539
     Special charges (income)                                           (31)             277
     Selling expenses                                                23,276           24,453
     General and administrative expenses                             10,367           11,278
     Depreciation and amortization                                    1,012            1,183
                                                                 ----------       ----------
                                                                     93,867          102,730
                                                                 ----------       ----------
INCOME (LOSS) FROM OPERATIONS                                         1,445             (256)
     Gain on sale of Improvements                                        --            1,911
                                                                 ----------       ----------
INCOME BEFORE INTEREST AND INCOME TAXES                               1,445            1,655
     Interest expense, net                                              922            1,448
                                                                 ----------       ----------
INCOME BEFORE INCOME TAXES                                              523              207
     Provision for Federal income taxes                                  63               --
     Provision for state income taxes                                    42               15
                                                                 ----------       ----------
NET INCOME AND COMPREHENSIVE INCOME                                     418              192
     Preferred stock dividends                                           --            3,632
     Earnings Applicable to Preferred Stock                              (1)              --
                                                                 ----------       ----------
NET INCOME (LOSS) APPLICABLE TO COMMON
      SHAREHOLDERS                                               $      417       $   (3,440)
                                                                 ==========       ==========
NET INCOME (LOSS) PER COMMON SHARE:
     Net income (loss) per common share - basic and diluted      $      .00       $     (.02)
                                                                 ==========       ==========
     Weighted average common shares outstanding -
     basic (thousands)                                              220,174          138,316
                                                                 ==========       ==========
     Weighted average common shares outstanding -
     diluted (thousands)                                            220,666          138,316
                                                                 ==========       ==========

            See notes to Condensed Consolidated Financial Statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                     FOR THE 13- WEEKS ENDED
                                                                                   ---------------------------
                                                                                    MARCH 27,        MARCH 29,
                                                                                      2004             2003
                                                                                   ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $      418       $      192
Adjustments to reconcile net income to net cash used by operating activities:
     Depreciation and amortization, including deferred fees                             1,077            1,680
     Provision for doubtful accounts                                                       87              179
     Special charges (income)                                                             (31)             277
     Gain on the sale of Improvements                                                      --           (1,911)
     Gain on the sale of property and equipment                                            --               (2)
     Compensation expense related to stock options                                          4              177
Changes in assets and liabilities:
     Accounts receivable                                                                1,634            3,186
     Inventories                                                                        3,930             (294)
     Prepaid catalog costs                                                             (3,497)          (3,763)
     Accounts payable                                                                  (3,381)           1,708
     Accrued liabilities                                                                 (890)          (6,648)
     Customer prepayments and credits                                                     381            2,178
     Other, net                                                                          (309)            (455)
                                                                                   ----------       ----------
Net cash used by operating activities                                                    (577)          (3,496)
                                                                                   ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property and equipment                                              (119)            (546)
     Proceeds from sale of Improvements                                                    --            2,000
     Costs related to the early release of escrow funds                                    --              (89)
     Proceeds from disposal of property and equipment                                      --                2
                                                                                   ----------       ----------
Net cash (used) provided by investing activities                                         (119)           1,367
                                                                                   ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under Congress revolving loan facility                              1,759            5,270
     Payments under Congress Tranche A term loan facility                                (498)            (497)
     Payments under Congress Tranche B term loan facility                                (450)            (450)
     Payments of long-term debt and capital lease obligations                            (185)              (4)
     Payment of debt issuance costs                                                      (125)             (34)
     Refund (payment) of estimated Richemont tax obligation on Series B
         Participating Preferred Stock accretion                                          347             (347)
                                                                                   ----------       ----------
Net cash provided by financing activities                                                 848            3,938
                                                                                   ----------       ----------
Net increase in cash and cash equivalents                                                 152            1,809
Cash and cash equivalents at the beginning of the year                                  2,282              785
                                                                                   ----------       ----------
Cash and cash equivalents at the end of the period                                 $    2,434       $    2,594
                                                                                   ==========       ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
     Interest                                                                      $      733       $      806
     Income taxes                                                                  $        6       $      196
Non-cash investing and financing activities:
     Series B Participating Preferred Stock redemption price increase              $       --       $    3,285

            See notes to Condensed Consolidated Financial Statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Reference should be made to the annual financial statements, including the footnotes thereto, included in the Hanover Direct, Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended December 27, 2003. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial condition, results of operations and cash flows of the Company and its consolidated subsidiaries for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," the consolidated operations of the Company are reported as one segment.

Uses of Estimates and Other Critical Accounting Policies

         The condensed consolidated financial statements include all subsidiaries of the Company and all intercompany transactions and balances have been eliminated. The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," found in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2003, for additional information relating to the Company's use of estimates and other critical accounting policies.

2.       DIVIDEND RESTRICTIONS

         The Company is restricted from paying dividends at any time on its Common Stock or from acquiring its capital stock by certain debt covenants contained in agreements to which the Company is a party.

3.       NET INCOME (LOSS) PER COMMON SHARE

         Net income (loss) per common share is computed using the weighted average number of common shares outstanding in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("FAS 128"). Basic net income per common share is calculated by dividing net income available to common shareholders, reduced for participatory interests, by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of convertible stock or stock options. The computations of basic and diluted net income (loss) per common share are as follows (in thousands):

                                                             MARCH 27, 2004    MARCH 29, 2003
                                                             --------------    --------------
Net income                                                     $     418         $     192
Preferred stock dividends                                             --            (3,632)
Earnings Applicable to preferred stock                                (1)               --
                                                               ---------         ---------
Net income (loss) applicable to common shareholders            $     417         $  (3,440)
                                                               =========         =========
Basic net income (loss) per common share                       $    0.00         $   (0.02)
                                                               =========         =========

Weighted-average common shares outstanding                       220,174           138,316
                                                               =========         =========

Net income (loss) applicable to common shareholders            $     417         $  (3,440)
Dilutive securities:
  Stock options                                                       --                --
                                                               ---------         ---------
Diluted net income (loss)                                      $     417         $  (3,440)
                                                               =========         =========
Diluted net income (loss) per common share                     $    0.00         $   (0.02)
                                                               =========         =========
Weighted-average common shares outstanding                       220,174           138,316
Effect of Dilution:
Stock options                                                        492                10
                                                               ---------         ---------
Weighted-average common shares outstanding
  assuming dilution                                              220,666           138,326
                                                               =========         =========

         Diluted net income per common share excluded incremental shares of 3.9 million and 14.4 million for the periods ended March 27, 2004 and March 29, 2003, respectively, related to employee stock options due to their antidilutive effect.

4.       COMMITMENTS AND CONTINGENCIES

         A class action lawsuit was commenced on March 3, 2000 entitled Edwin L. Martin v. Hanover Direct, Inc. and John Does 1 through 10, bearing case no. CJ2000-177 in the State Court of Oklahoma (District Court in and for Sequoyah County). Plaintiff commenced the action on behalf of himself and a class of persons who have at any time purchased a product from the Company and paid for an "insurance charge." The complaint sets forth claims for breach of contract, unjust enrichment, recovery of money paid absent consideration, fraud and a claim under the New Jersey Consumer Fraud Act. The complaint alleges that the Company charges its customers for delivery insurance even though, among other things, the Company's common carriers already provide insurance and the insurance charge provides no benefit to the Company's customers. Plaintiff also seeks a declaratory judgment as to the validity of the delivery insurance. The damages sought are (i) an order directing the Company to return to the plaintiff and class members the "unlawful revenue" derived from the insurance charges,
(ii) declaring the rights of the parties, (iii) permanently enjoining the Company from imposing the insurance charge, (iv) awarding threefold damages of less than $75,000 per plaintiff and per class member, and (v) attorneys' fees and costs. On April 12, 2001, the Court held a hearing on plaintiff's class certification motion. Subsequent to the April 12, 2001 hearing on plaintiff's class certification motion, plaintiff filed a motion to amend the definition of the class. On July 23, 2001, plaintiff's class certification motion was granted, defining the class as "All persons in the United States who are customers of any catalog or catalog company owned by Hanover Direct, Inc. and who have at any time purchased a product from such company and paid money that was designated to be an insurance charge." On August 21, 2001, the Company filed an appeal of the order with the Oklahoma Supreme Court and subsequently moved to stay proceedings in the district court pending resolution of the appeal. The appeal has been fully briefed. At a subsequent status hearing, the parties agreed that issues pertaining to notice to the class would be stayed pending resolution of the appeal, that certain other issues would be subject to limited discovery, and that the issue of a stay for any remaining issues would be resolved if and when such issues arise. On January 20, 2004, the plaintiff filed a motion for oral argument with the Court. The Company believes it has defenses against the claims and plans to conduct a vigorous defense of this action.

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

         A class action lawsuit was commenced on February 13, 2002 entitled Jacq Wilson, suing on behalf of himself, all others similarly situated, and the general public v. Brawn of California, Inc. dba International Male and Undergear, and Does 1-100 ("Brawn") in the Superior Court of the State of California, City and County of San Francisco. Does 1-100 are Internet and catalog direct marketers offering a selection of men's clothing, sundries, and shoes who advertise within California and nationwide. The complaint alleges that for at least four years, members of the class have been charged an unlawful, unfair, and fraudulent insurance fee and tax on orders sent to them by Brawn; that Brawn was engaged in untrue, deceptive and misleading advertising in that it was not lawfully required or permitted to collect insurance, tax and sales tax from customers in California; and that Brawn has engaged in acts of unfair competition under the state's Business and Professions Code. Plaintiff and the class seek (i) restitution and disgorgement of all monies wrongfully collected and earned by Brawn, including interest and other gains made on account of these practices, including reimbursement in the amount of the insurance, tax and sales tax collected unlawfully, together with interest, (ii) an order enjoining Brawn from charging customers insurance and tax on its order forms and/or from charging tax on the delivery, shipping and insurance charges, (iii) an order directing Brawn to notify the California State Board of Equalization of the failure to pay the correct amount of tax to the state and to take appropriate steps to provide the state with the information needed for audit, and (iv) compensatory damages, attorney's fees, pre-judgment interest, and costs of the suit. The claims of the individually named plaintiff and for each member of the class amount to less than $75,000. On April 15, 2002, the Company filed a Motion to Stay the Wilson action in favor of the previously filed Martin action. On May 14, 2002, the Court denied the Motion to Stay. The Wilson case proceeded to trial before the Honorable Diane Elan Wick of the Superior Court of California for the County of San Francisco, and the Judge, sitting without a jury, heard evidence from April 15-17, 2003. On November 25, 2003, the Court, after hearing evidence and considering post-trial submissions from the parties, entered judgment in plaintiff's favor, requiring Brawn to refund insurance fees collected from consumers for the period from February 13, 1998 through January 15, 2003 with interest from the date paid by June 30, 2004. Plaintiff did not prevail on the tax issues. On January 12, 2004, plaintiff filed a motion requesting approximately $740,000 in attorneys' fees and costs. On February 27, 2004, the Company filed its response to that motion. Plaintiff filed a reply brief on March 13, 2004. A hearing was held on plaintiff's motion on March 18, 2004. The judge ruled on that motion on April 14, 2004, awarding plaintiff's counsel approximately $445,000. The Company has appealed the trial court's decision on the merits of the insurance fees issue as well as the decision on the attorneys' fees issue. The two appeals will likely be consolidated with briefing expected to begin in late May 2004. The Company will be required to post a bond in the amount of approximately $750,000 while the appeal of the attorneys' fees award is proceeding but its counsel does not believe the Company will be required to do so while the appeal on the insurance fees decision is proceeding. The Company plans to conduct a vigorous defense of this action. The potential estimated exposure is in the range of $0 to $4.0 million. Based upon the Company's policy of evaluating accruals for legal liabilities, the Company has not established a reserve due to management determining that it is not probable that an unfavorable outcome will result.

         A class action lawsuit was commenced on October 28, 2002 entitled John Morris, individually and on behalf of all other persons & entities similarly situated v. Hanover Direct, Inc., and Hanover Brands, Inc. (referred to here as "Hanover"), No. L 8830-02 in the Superior Court of New Jersey, Bergen County -- Law Division. The plaintiff brings the action individually and on behalf of a class of all persons and entities in New Jersey who purchased merchandise from Hanover within six years prior to filing of the lawsuit and continuing to the date of judgment. On the basis of a purchase made by plaintiff in August 2002 of certain clothing from Hanover (which was from a men's division catalog, the only ones which retained the insurance line item in 2002), Plaintiff claims that for at least six years, Hanover maintained a policy and practice of adding a charge for "insurance" to the orders it received and concealed and failed to disclose its policy with respect to all class members. Plaintiff claims that Hanover's conduct was (i) in violation of the New Jersey Consumer Fraud Act, as otherwise deceptive, misleading and unconscionable; (ii) such as to constitute Unjust Enrichment of Hanover at the expense and to the detriment of plaintiff and the class; and (iii) unconscionable per se under the Uniform Commercial Code for contracts related to the sale of goods. Plaintiff and the class seek damages equal to the amount of all insurance charges, interest thereon, treble and punitive damages, injunctive relief, costs and reasonable attorneys' fees, and such other relief as may be just, necessary, and appropriate. On December 13, 2002, the Company filed a Motion to Stay the Morris action in favor of the previously filed Martin action. Plaintiff then filed an Amended Complaint adding International Male as a defendant. Hearing on the Motion to Stay took place on June 5, 2003. The Court granted the Company's Motion to Stay the action and the case was stayed first until December 31, 2003 and subsequently until March 31, 2004. The stay was lifted on March 31, 2004. On April 30, 2004, the Company responded to plaintiff's Amended Complaint by filing a Motion for Summary Judgment that is currently scheduled to be heard by the Court on June 11, 2004. The Company plans to conduct a vigorous defense of this action.

         On June 28, 2001, Rakesh K. Kaul, the former President and Chief Executive Officer of the Company, filed a five-count complaint (the "Complaint") in New York State Court against the Company, seeking damages and other relief arising out of his separation of employment from the Company, including severance payments of $2,531,352 plus the cost of employee benefits, attorneys' fees and costs incurred in connection with the enforcement of his rights under his employment agreement with the Company, payment of $298,650 for 13 weeks of accrued and unused vacation, damages in the amount of $3,583,800, or, in the alternative, a declaratory judgment from the court that he is entitled to all change of control benefits under the "Hanover Direct, Inc. Thirty-Six Month Salary Continuation Plan," and damages in the amount of $1,396,066 or $850,000 due to the Company's purported breach of the terms of the "Long-Term Incentive Plan for Rakesh K. Kaul" by failing to pay him a "tandem bonus" he alleges was due and payable to him within the 30 days following his resignation. The Company removed the case to the U.S. District Court for the Southern District of New York on July 25, 2001. Mr. Kaul filed an Amended Complaint ("Amended Complaint") in the U.S. District Court for the Southern District of New York on September 18, 2001. The Amended Complaint repeats many of the claims made in the original Complaint and adds ERISA claims.

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

         The Company sought summary judgment: dismissing Mr. Kaul's claim for severance under his employment agreement on the ground that he failed to provide the Company with a general release of, among other things, claims for change of control benefits; dismissing Mr. Kaul's claim for attorneys' fees on the grounds that they are not authorized under his employment agreement; dismissing Mr. Kaul's claims related to change in control benefits based on an administrative decision that he is not entitled to continued participation in the plan or to future benefits thereunder; dismissing Mr. Kaul's claim for a tandem bonus payment on the ground that no payment is owing; dismissing Mr. Kaul's claim for vacation payments based on Company policy regarding carry over vacation; and seeking judgment on the Company's counterclaim for unjust enrichment based on Mr. Kaul's failure to pay under a tax note. Mr. Kaul sought summary judgment: dismissing the Company's defenses and counterclaims relating to a release on the grounds that he tendered a release or that the Company is estopped from requiring him to do so; dismissing the Company's defenses and counterclaims relating to his alleged violations of his non-compete and confidentiality obligations on the grounds that he did not breach the obligations as defined in the agreement; and dismissing the Company's claims based on his alleged breach of fiduciary duty, including those based on his monthly car allowance payments and the leased space to his wife, on the grounds that he was entitled to the car payments and did not involve himself in or make misrepresentations in connection with the leased space. The Company concurrently moved to amend its Answer and Counterclaims to state a claim that it had cause for terminating Mr. Kaul's employment based on, among other things, after acquired evidence that Mr. Kaul received a monthly car allowance and other benefits totaling $412,336 that had not been authorized by the Company's Board of Directors and that his wife's lease and related expense was not properly authorized by the Company's Board of Directors, and to clarify or amend the scope of the Company's counterclaims for reimbursement.

         On January 7, 2004, the Court granted summary judgment in favor of the Company dismissing Mr. Kaul's claim for severance under his employment agreement on the grounds that he failed to provide the Company with a general release; granted in part the Company's motion for summary judgment on Mr. Kaul's claim for attorneys' fees, finding as a matter of law that Mr. Kaul is not entitled to fees incurred in prosecuting this lawsuit but finding an issue of fact as to the amount of reasonable fees he may have incurred in seeking advice and representation in connection with the termination of his employment; granted summary judgment in favor of the Company dismissing Mr. Kaul's claims related to change in control benefits on the grounds that Mr. Kaul's participation in the plan was properly terminated when his employment was terminated, the plan was properly terminated, and the administrator and appeals committee properly denied Mr. Kaul's claim; granted summary judgment in favor of the Company dismissing Mr. Kaul's claim for a tandem bonus payment on the ground that payment is not owed to him; granted summary judgment in part and denied summary judgment in part on Mr. Kaul's claims for vacation pay, deeming Mr. Kaul to have abandoned claims for vacation pay in excess of five weeks but finding him entitled to four weeks vacation pay based on the Company's policy and finding an issue of fact as to Mr. Kaul's claim for an additional week of vacation pay in dispute for 2000; and denied summary judgment on the Company's counterclaim for payment under a tax note based on disputed issues of fact.

         The Court dismissed the Company's affirmative defenses as largely moot and the Court granted summary judgment in favor of Mr. Kaul dismissing the Company's counterclaims relating to his non-compete and confidentiality obligations on the grounds that there is no evidence of actual damage to the Company resulting from Mr. Kaul's alleged violations of those obligations; granted summary judgment in favor of Mr. Kaul on the Company's breach of contract and breach of fiduciary duty claims, including those based on his monthly car allowance payments and the leased space to his wife, on the grounds that he did not breach his fiduciary duties in accepting the car payments and would not be unjustly enriched if he kept them, and on the grounds that the Company would not be able to prove fraud in connection with the leased space based on the circumstances, including Mr. Kaul's disclosures.

         The Court denied in part and granted in part the Company's motion to amend its Answer and Counterclaims. The Court denied the Company's motion for leave to state a claim that it had acquired evidence of cause for terminating Mr. Kaul's employment based on certain reimbursements on the grounds that the payments were authorized, but granted the Company's motion with respect to its claim for reimbursement of amounts paid to the Internal Revenue Service ("IRS") on Mr. Kaul's behalf.

         The Opinion identifies three remaining issues in the case: (i) Mr. Kaul's claim for attorneys' fees pursuant to Section 12 of the employment agreement; (ii) Mr. Kaul's claim for an additional week of vacation pay in the amount of approximately $11,500; and (iii) the Company's counterclaim for $211,729 plus interest paid to the IRS on Mr. Kaul's behalf.

         In an attempt to resolve the outstanding issues prior to the entry of a final judgment, conferences were held with the Court on two separate occasions. As a result of these conferences, the parties have tentatively reached a settlement whereby the parties agree to dismiss the following claims: (1) Mr. Kaul agrees to withdraw and release his claims concerning reimbursement of certain attorneys' fees under Section 12 of the employment agreement (but preserves and does not waive, release or limit his claim for attorneys' fees and costs under Section 12 of the employment agreement incurred in connection with the preparation for and litigation of this lawsuit) and reimbursement for an additional week of vacation pay; and (2) the Company agrees to withdraw and release its claims concerning reimbursement of certain attorneys' fees and costs under ERISA, reimbursement of the $211,729 paid to the IRS on Mr. Kaul's behalf, and reimbursement of the $341,803 of severance payments made to Mr. Kaul. The parties also agree that Mr. Kaul shall not appeal that portion of the Opinion concerning the dismissal of certain of Mr. Kaul's ERISA-based claims with respect to the Plan and the Company shall not appeal that portion of the Opinion concerning the dismissal of its claims relating to the leasing and build-out of property or office space located in Edgewood, New Jersey to Mr. Kaul's wife. Mr. Kaul has expressed his intent to now tender a general release to the Company. If he does, in fact, do so, the Company will reject the tender on the grounds, inter alia, that the time to do so has long passed and that the purpose for the general release has been extinguished. After final judgment issues, each party shall have the right to appeal any aspect of the judgment.

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

5.       SPECIAL CHARGES (INCOME)

         In December 2000, the Company began a strategic business realignment program that resulted in the recording of special charges for severance, facility exit costs and fixed asset write-offs. The actions related to the strategic business realignment program were taken in an effort to direct the Company's resources primarily towards a loss reduction strategy and return to profitability.

         As of the end of the first quarter of 2004, a liability of approximately $2.1 million was included within Accrued Liabilities and a liability of approximately $3.0 million was included within Other Non-current Liabilities. These liabilities relate to future payments in connection with the Company's strategic business realignment program. They are expected to be satisfied no later than February 2010 and consist of the following (in thousands):

                                            SEVERANCE &       REAL ESTATE
                                             PERSONNEL          LEASE &
                                               COSTS           EXIT COSTS          TOTAL
                                               -----           ----------          -----
Balance at December 27, 2003                $       205       $     5,589       $     5,794

2004 revision of previous estimate                  (31)               --               (31)
Paid in 2004                                       (174)             (469)             (643)
                                            -----------       -----------       -----------
Balance at March 27, 2004                   $        --       $     5,120       $     5,120
                                            ===========       ===========       ===========

         A summary of the liability related to real estate lease and exit costs, by location, as of March 27, 2004 and December 27, 2003 is as follows (in thousands):

                                                                MARCH 27,       DECEMBER 27,
                                                                  2004              2003
                                                                ---------       ------------
Gump's facility, San Francisco, CA                              $   3,634       $      3,788

Corporate facility, Weehawken, NJ                                   1,194              1,447

Corporate facility, Edgewater, NJ                                     214                261

Administrative and telemarketing facility, San Diego, CA               78                 93
                                                                ---------       ------------

Total Real Estate Lease and Exit Costs                          $   5,120       $      5,589
                                                                =========       ============

6.       SALE OF IMPROVEMENTS BUSINESS

         On June 29, 2001, the Company sold certain assets and liabilities of its Improvements business to HSN, a division of USA Networks, Inc.'s Interactive Group, for approximately $33.0 million. In conjunction with the sale, the Company's Keystone Internet Services, Inc. subsidiary (now Keystone Internet Services, LLC) agreed to provide telemarketing and fulfillment services for the Improvements business under a services agreement with HSN for a period of three years.

         The asset purchase agreement between the Company and HSN provided that if Keystone Internet Services, Inc. failed to perform its obligations during the first two years of the services contract, HSN could receive a reduction in the original purchase price of up to $2.0 million. An escrow fund of $3.0 million, which was withheld from the original proceeds of the sale, had been established for a period of two years under the terms of an escrow agreement between LWI Holdings, Inc. (a wholly-owned subsidiary of the Company), HSN and The Chase Manhattan Bank as a result of these contingencies.

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

7.       CHANGES IN MANAGEMENT AND BOARD OF DIRECTORS

         Brian C. Harriss. Brian C. Harriss was appointed as Executive Vice President, Human Resources and Legal and Secretary of the Company effective December 2, 2002 and as Executive Vice President, Finance and Administration effective November 11, 2003. Prior to January 2002, Mr. Harriss had served the Company as Executive Vice President and Chief Financial Officer until his resignation. In connection with the December 2002 appointment, Mr. Harriss and the Company terminated a severance agreement entered into during January 2002 at the time of Mr. Harriss' resignation from the Company during January 2002, and Mr. Harriss waived his rights to certain payments under such severance agreement. Effective February 15, 2004, the position of Executive Vice President, Finance and Administration was eliminated in connection with the Company's ongoing strategic business realignment program. In connection with such change, Mr. Harriss and the Company entered into a severance agreement dated February 15, 2004 providing for $545,500 of cash payments, as well as $55,500 of other benefits, all of which were expensed in the first quarter of 2004 within General and Administrative Expenses. Mr. Harriss is also entitled to receive a payment under the Company's 2003 Management Incentive Plan.

         Board of Directors. Effective February 15, 2004, Martin L. Edelman resigned from the Company's Board of Directors. Effective April 12, 2004, Paul
S. Goodman joined the Company's Board of Directors as a designee of Chelsey Direct, LLC filling the vacancy created by the resignation of Martin L. Edelman. On April 29, 2004, the Board of Directors elected (1) Wayne P. Garten to serve as a member and as the Chairman of the Transactions Committee of the Board of Directors to fill the vacancy created by the resignation of Martin L. Edelman from such positions, (2) William B. Wachtel to serve as a member of the Executive Committee of the Board of Directors to fill the vacancy created by the resignation of Martin L. Edelman from such position, (3) Paul S. Goodman to serve as a member of the Corporate Governance Committee of the Board of Directors to fill the vacancy created by the resignation of Martin L. Edelman from such position, and (4) Donald Hecht to serve as a member of the Compensation Committee to fill the vacancy created by the contemporaneous resignation of Wayne P. Garten from such position.

         President and Chief Executive Officer. Thomas C. Shull resigned as Chairman of the Board, President and Chief Executive Officer of the Company on May 5, 2004. William B. Wachtel was elected as Chairman of the Board and Wayne
P. Garten was elected as President and Chief Executive Officer of the Company effective the same date. In connection with Mr. Shull's resignation, Mr. Shull and the Company agreed in principal to enter into a severance agreement dated as of May 5, 2004 providing for $900,000 of cash payments, $300,000 payable in May 2004 and the balance to be payable in 16 installments of $35,625 payable every two weeks commencing May 21, 2004 with a final payment in the amount of $30,000 to be payable on or about December 31, 2004. The Company will accrue the $900,000 of severance in the second quarter of 2004. In connection with Mr. Garten's election, Mr. Garten and the Company have negotiated the principle terms of an employment agreement for Mr. Garten which will be presented to the Compensation Committee of the Board of Directors for approval shortly.

8.       RECENTLY ISSUED ACCOUNTING STANDARDS

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, many of which had been previously classified as equity or between the liabilities and equity sections of the Condensed Consolidated Balance Sheet. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The standard is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of SFAS 150 and still existing at the beginning of the interim period of adoption. The Company adopted the provisions of SFAS 150, which resulted in the reclassification of its Series B Participating Preferred Stock to a liability rather than between the liabilities and equity sections of the Condensed Consolidated Balance Sheet. Based upon the requirements set forth by SFAS 150, this reclassification was subject to implementation beginning on June 29, 2003. Upon implementation of SFAS 150, the Company reflected subsequent increases in liquidation preference as an increase in Total Liabilities with a corresponding reduction in capital in excess of par value, because the Company has an accumulated deficit. Accretion was recorded as interest expense. No such accretion has been recorded as interest expense during the 13-week period ended March 27, 2004. The Series C Participating Preferred Stock has been recorded at the maximum amount of future cash payments, thus the Company is currently not required to record interest expense relating to the Series C Participating Preferred Stock.

         On March 31,2004, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force Issue No. 03-6 "Participating Securities and the Two-Class Method under FASB Statement No. 128" ("EITF 03-6"). SFAS 128 defines earnings per share ("EPS") as "the amount of earnings attributable to each share of common stock" and indicates that the objective of EPS is to measure the performance of an entity over the reporting period. SFAS 128 addresses conditions under which a participating security requires the use of the two-class method of computing EPS. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common shareholders, but does not require the presentation of basic and diluted EPS for securities other than common stock. The Company's Series C Participating Preferred Stock is a participating security and, therefore, the Company calculates EPS utilizing the two-class method, however, it has chosen not to present basic and diluted EPS for preferred stock.

9.       AMENDMENTS TO CONGRESS LOAN AND SECURITY AGREEMENT

         On March 25, 2004, the Company amended the Congress Credit Facility to change the definition of Consolidated Net Worth, to amend the Consolidated Working Capital and Consolidated Net Worth covenants to specify minimum levels of Consolidated Working Capital and Consolidated Net Worth that must be maintained during each month commencing January 2004, and to amend the EBITDA covenant to specify minimum levels of EBITDA that must be achieved during the Company's 2004, 2005 and 2006 fiscal years. The Company expects to maintain the minimum levels of these covenants in future periods. In addition, the definition of "Event of Default" was amended by replacing the Event of Default, which would have occurred on the occurrence of a material adverse change in the business, assets, liabilities or condition of the Company and its subsidiaries, with an Event of Default that would occur if certain specific events such as a decrease in consolidated revenues beyond certain specified levels or aging of inventory or accounts payable beyond certain specified levels, were to occur.

         During the fourth quarter of 2003, the Company re-examined the provisions of the Congress Credit Facility and, based on EITF Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement" ("EITF 95-22") and certain provisions in the credit agreement, the Company has classified its revolving loan facility as short-term debt for the periods ended March 27, 2004 and December 27, 2003.

         As of March 27, 2004, the Company had $22.3 million of cumulative borrowings outstanding under the Congress Credit Facility, comprising $10.7 million of short-term borrowings under the Revolving Loan Facility, bearing an interest rate of 4.50%, $6.0 million under the Tranche A Term Loan, bearing an interest rate of 4.75%, and $5.6 million under the Tranche B Term Loan, bearing an interest rate of 13.0%. Of the aggregate borrowings, $14.6 million is classified as short-term with $7.7 million classified as long-term on the Company's Condensed Consolidated Balance Sheet. As of December 27, 2003, the Company had $21.5 million of borrowings outstanding under the Congress Credit Facility comprising $9.0 million of short-term borrowings under the revolving loan facility, bearing an interest rate of 4.50%, $6.5 million under the Tranche A Term Loan, bearing an interest rate of 4.75%, and $6.0 million under the Tranche B Term Loan, bearing an interest rate of 13.0%. Of the aggregate borrowings, $12.8 million is classified as short-term with $8.7 million classified as long-term on the Company's Condensed Consolidated Balance Sheet. On or before June 30, 2004, the Company is required to enter into a restatement of the loan agreement with Congress, requiring no changes to the terms of the current agreement.

         On April 14, 2004, the judge in the Wilson case ruled on a motion filed by the plaintiff requesting attorneys' fees and costs, awarding plaintiff's counsel approximately $445,000. Prior thereto, on November 25, 2003, the Court entered judgment in the Wilson case in plaintiff's favor requiring the Company's Brawn of California subsidiary which conducts the International Male catalog business to refund insurance fees collected from consumers for the period from February 13, 1998 through January 15, 2003 with interest from the date paid by June 30, 2004. The Company is appealing both of these decisions. On or about April 2, 2004, plaintiff's counsel filed a lien against Brawn of California's real property assets in the State of California with respect to the insurance fees judgment. Both the award of attorneys' fees and costs in the amount of $445,000 and the filing of a lien by plaintiff's counsel against Brawn of California's assets for the insurance fees judgment constitute defaults by the Company under the Congress Credit Facility. Congress has agreed to conditionally waive such defaults so long as (1) the Company is diligently defending the Wilson action by all appropriate proceedings and sets aside adequate reserves in accordance with GAAP, (2) no action shall be taken by the plaintiff in the Wilson action against any collateral of Brawn of California or any other borrower or guarantor under the Congress Credit Facility, (3) Brawn shall not enter into any settlement agreement with the plaintiff in the Wilson action without the prior written consent of Congress, (4) Congress' security interests remain senior to any interest of the plaintiff in the Wilson action, and (5) no other event of default exists or occurs. The Company believes that it may be a number of years before all appeals in the Wilson action are exhausted and continues to believe that an unfavorable outcome to the Company is not probable.

         Although certain of the conditions are outside its control, management of the Company believes, based on discussions with its attorneys, that it can maintain compliance with such conditions through at least December 25, 2004. If the Company were to fail to meet any one of these conditions, Congress would have the ability to exercise all rights and remedies available to it under the Congress Credit Facility including the right to call a default and accelerate the indebtedness due thereunder although Congress, in the past, has shown a willingness to waive its rights rather than call the facility. However, there can be no assurance that Congress will continue to do so in the future. In the event that there is an adverse decision in the future in the Wilson action or the Company does not comply with any of the requirements of the conditional waiver, an event of default would occur under the Congress Credit Facility. Congress would have the right to accelerate the indebtedness under the Congress Credit Facility, and could exercise the rights and remedies available to it under the Congress Credit Facility. Although management of the Company believes that it will be able to comply with the conditional waiver requirements, in the event it were unable to do so, it would be required to seek alternative solutions, including possible settlement of the Wilson action or satisfaction of any liens or renegotiation of the Congress Credit Facility. All indebtedness under the Congress Credit Facility is currently classified as short-term. For more information on the Wilson action, see Note 4 of the Condensed Consolidated Financial Statements.

10.      SERIES B PARTICIPATING PREFERRED STOCK

         On December 19, 2001, as part of the Richemont Transaction, the Company issued to Richemont Finance S.A. ("Richemont") 1,622,111 shares of Series B Participating Preferred Stock. The Series B Participating Preferred Stock had a par value of $0.01 per share. The holders of the Series B Participating Preferred Stock were entitled to ten votes per share on any matter on which the Common Stock voted. In addition, in the event that the Company defaulted on its obligations arising in connection with the Richemont Transaction, the Certificate of Designations of the Series B Participating Preferred Stock or its agreements with Congress, or in the event that the Company failed to redeem at least 811,056 shares of Series B Participating Preferred Stock by August 31, 2003, then the holders of the Series B Participating Preferred Stock, voting as a class, were entitled to elect two members to the Board of Directors of the Company.

         In the event of the liquidation, dissolution or winding up of the Company, the holders of the Series B Participating Preferred Stock were entitled to a liquidation preference, which was initially $47.36 per share, increasing thereafter to a maximum of $86.85 per share in 2005.

         For Federal income tax purposes, the increases in the liquidation preference of the Series B Participating Preferred Stock were considered distributions, by the Company to Richemont, deemed made on the commencement dates of the quarterly increases, as discussed above. These distributions may have been taxable dividends to Richemont, provided the Company had accumulated or current earnings and profits ("E&P") for each year in which the distributions were deemed to be made. Under the terms of the Richemont Transaction, the Company was obligated to reimburse Richemont for any U.S. income tax incurred pursuant to the Richemont Transaction. Based on the Company's past income tax filings and its current income tax position, the Company had an E&P deficit as of December 28, 2002 and December 27, 2003. Accordingly, the Company has not incurred a tax reimbursement obligation for fiscal 2002 and 2003.

         The Company was required to redeem the Series B Participating Preferred Stock on August 23, 2005 consistent with Delaware General Corporation Law. The Company could redeem all or less than all of the then outstanding shares of Series B Participating Preferred Stock at any time prior to that date. At the option of the holders, the Company was required to redeem the Series B Participating Preferred Stock upon a Change of Control or upon the consummation of an Asset Disposition or Equity Sale (all as defined in the Certificate of Designations of the Series B Participating Preferred Stock). The redemption price for the Series B Participating Preferred Stock upon a Change of Control or upon the consummation of an Asset Disposition or Equity Sale was the then applicable liquidation preference of the Series B Participating Preferred Stock plus the amount of any declared but unpaid dividends on the Series B Participating Preferred Stock.

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

         Effective upon the closing of the transactions contemplated by the Recapitalization Agreement, the size of the Board of Directors was increased to nine (9) members, and Mr. Donald Hecht was elected to the Company's Board of Directors and the Audit Committee thereof. For a period of two (2) years from the closing of the Recapitalization, five (5) of the nine (9) directors of the Company will at all times be directors of the Company designated by Chelsey and one (1) of the nine (9) directors of the Company will at all times be a director of the Company designated by Regan Partners.

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

11.      SERIES C CUMULATIVE PARTICIPATING PREFERRED STOCK

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

         Commencing January 1, 2006, dividends will be payable quarterly on the Series C Participating Preferred Stock at the rate of 6% per annum, with the preferred dividend rate increasing by 1 1/2% per annum on each subsequent January 1 until redeemed. At the Company's option, in lieu of cash dividends, the Company may instead elect to cause accrued and unpaid dividends to compound at a rate equal to 1% higher than the applicable cash dividend rate. The Series C Participating Preferred Stock is entitled to participate ratably with the Common Stock on a share for share basis in any dividends or distributions paid to or with respect to the Common Stock. The right to participate has anti-dilution protection. The Congress Credit Facility currently prohibits the payment of dividends.

         The Series C Participating Preferred Stock may be redeemed in whole and not in part, except as set forth below, at the option of the Company at any time for the liquidation preference and any accrued and unpaid dividends (the "Redemption Price"). The Series C Participating Preferred Stock, if not redeemed earlier, must be redeemed by the Company on January 1, 2009 (the "Mandatory Redemption Date") for the Redemption Price. If the Series C Participating Preferred Stock is not redeemed on or before the Mandatory Redemption Date, or if other mandatory redemptions are not made, the Series C Participating Preferred Stock will be entitled to elect one-half (1/2) of the Company's Board of Directors. Notwithstanding the foregoing, the Company will redeem the maximum number of shares of Series C Participating Preferred Stock as possible with the net proceeds of certain asset and equity sales not required to be used to repay Congress pursuant to the terms of the 19th Amendment to the Loan and Security Agreement with Congress (as modified by the 29th Amendment to the Loan and Security Agreement), and Chelsey will be required to accept such redemptions, as set forth in Section 5 of the Certificate of Designations of the Series C Participating Preferred Stock.

         Pursuant to the terms of the Certificate of Designations of the Series C Participating Preferred Stock, the Company's obligation to pay dividends on or redeem the Series C Participating Preferred Stock is subject to its compliance with its agreements with Congress.

12.      AMERICAN STOCK EXCHANGE NOTIFICATION

         On May 2, 2001, the American Stock Exchange (the "Exchange") notified the Company that it was below certain of the Exchange's continued listing guidelines set forth in the Exchange's Company Guide. The Exchange instituted a review of the Company's eligibility for continuing listing of the Company's common stock on the Exchange. The Company received a letter dated January 9, 2002 from the Exchange confirming that the American Stock Exchange determined to continue the Company's listing on the Exchange pending quarterly reviews of the Company's compliance with the steps of its strategic business realignment program. This determination was made subject to the Company's favorable progress in satisfying the Exchange's guidelines for continued listing and to the Exchange's periodic review of the Company's Securities and Exchange Commission and other filings.

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

         On January 28, 2003, the Company received a letter from the Exchange confirming that, as of the date of the letter, the Company had evidenced compliance with the requirements necessary for continued listing on the Exchange. Such compliance resulted from a rule change by the Exchange approved by the Securities and Exchange Commission related to continued listing on the basis of compliance with total market capitalization or total assets and revenues standards as alternatives to shareholders' equity standards including the requirement that each listed company maintain $15.0 million of public float. The letter is subject to changes in the Exchange Rules that might supersede the letter or require the Exchange to re-evaluate its position. The Company's common stock has traded below the minimum level of public float since April 14, 2004. To date, the Company has not received any communication from the Exchange on this issue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth, for the fiscal periods indicated, the percentage relationship to net revenues of certain items in the Company's Condensed Consolidated Statements of Income (Loss):

                                                           13- WEEKS ENDED
                                                      --------------------------
                                                      March 27,        March 29,
                                                        2004             2003
                                                      ---------        ---------
Net revenues                                            100.0%           100.0%
Cost of sales and operating expenses                     62.1             64.0
Special charges                                           0.0              0.3
Selling expenses                                         24.4             23.9
General and administrative expenses                      10.9             11.0
Depreciation and amortization                             1.1              1.1
Income (loss) from operations                             1.5             (0.3)
Gain on sale of Improvements                              0.0              1.9
Interest expense, net                                     1.0              1.4
Provision for Federal and state income taxes              0.1              0.0
Net income and comprehensive income                       0.4%             0.2%

EXECUTIVE SUMMARY

         Management continues to focus on enhancing shareholder value through the exploration of various avenues that will strengthen the Company's financial position. The Company continues to pursue options to increase liquidity and reduce debt through a review of its senior credit facility with Congress, opportunistic sales of non-core assets and other financing alternatives. These options would enable the Company to retire a portion of the Series C Participating Preferred Stock obligation in addition to providing additional liquidity for operational requirements.

RESULTS OF OPERATIONS - 13- WEEKS ENDED MARCH 27, 2004 COMPARED WITH THE 13-WEEKS ENDED MARCH 29, 2003

         Net Income. The Company reported net income applicable to common shareholders of $0.4 million or $0.00 per share for the 13- weeks ended March 27, 2004 compared with a net loss of $3.4 million, or $0.02 per share, for the comparable period in fiscal 2003. These amounts were calculated after deducting Series B Participating Preferred Stock dividends and accretion of $3.6 million for the 13- weeks ended March 29, 2003. The weighted average number of shares used in the calculation for basic and diluted net income per common share was 220,173,633 and 220,665,781, respectively, for the 13-week period ended March 27, 2004. The weighted average number of shares used in the calculation for both basic and diluted net loss per common share was 138,315,800 for the 13-week period ended March 29, 2003. The increase in weighted average shares was primarily a result of the Recapitalization consummated on November 30, 2003 (see Notes 10 and 11 to the Company's Condensed Consolidated Financial Statements).

         The $3.9 million increase in net income was primarily due to:

         - A favorable impact of $3.6 million due to the Recapitalization and exchange of the Series B for the Series C Participating Preferred Stock with Chelsey. During the 13- weeks ended March 29, 2003 Preferred Stock dividends and accretion were recorded relating to the Series B Participating Preferred Stock. The Series C Participating Preferred Stock has been recorded at the maximum amount of future cash payments; thus the Company is currently not required to record interest expense relating to the Series C Participating Preferred Stock;

         - A favorable impact of $1.8 million comprising continued reductions in cost of sales and operating expenses and general and administrative expenses and a decrease in depreciation and amortization;

         - A favorable impact of $0.5 million due to reductions in interest resulting from lower average borrowings and deferred amendment fees which have become fully amortized relating to the Congress Credit Facility; and

         - A favorable impact of $0.3 million due to the reduction of special charges recorded.

         partially offset by:

         - An unfavorable impact of $1.9 million due to the non-recurring deferred gain related to the June 29, 2001 sale of the Company's Improvements business recognized during the 13-weeks ended March 29, 2003; and

         - An unfavorable impact of $0.4 million due to reduction in variable contribution associated with the decline in net revenues.

         Net Revenues. Net revenues decreased $7.2 million (7.0%) for the 13-week period ended March 27, 2004 to $95.3 million from $102.5 million for the comparable period in 2003. The decline was primarily attributable to a reduction in circulation for one of the Company's brands in order to limit the investment in catalog production costs and working capital necessary to maintain inventory for this brand. The majority of this reduction occurred in the first quarter of 2004, however, there will be a continuation of this trend, albeit at a lower rate of decline in sales, for the balance of 2004. Internet sales continued to grow, and comprised 32.2% of combined Internet and catalog revenues for the 13-weeks ended March 27, 2004 compared with 26.5% for the comparable fiscal period in 2003, and have increased by approximately $3.1 million, or 12.1%, to $28.6 million for the 13-week period ended March 27, 2004 from $25.5 million for the comparable fiscal period in 2003.

         Cost of Sales and Operating Expenses. Cost of sales and operating expenses decreased by $6.3 million to $59.2 million for the 13- weeks ended March 27, 2004 as compared with $65.5 million for the comparable period in 2003. Cost of sales and operating expenses decreased to 62.1% of net revenues for the 13-week period ended March 27, 2004 as compared with 64.0% of net revenues for the comparable period in 2003. This decrease was primarily due to a 0.6% decline in merchandise costs associated with a shift from "branded" goods to proprietary goods that have higher product margins for one of the Company's brands, a 0.6% decrease in the inventory obsolescence provision and other inventory write-downs due to maintaining lower inventory levels and an increase in sales of clearance merchandise through the Internet at discounted prices, a 0.5% decrease in product postage costs resulting from utilizing more economical shipping sources and methods, and a 0.2% decrease relating to information technology costs due to declines in equipment rentals and maintenance. Fixed distribution and telemarketing costs as a percentage of net revenues continued to remain constant with the comparable period in 2003.

         Special Charges (Income). In December 2000, the Company began a strategic business realignment program that resulted in the recording of special charges for severance, facility exit costs and fixed asset write-offs. The actions related to the strategic business realignment program were taken in an effort to direct the Company's resources primarily towards a loss reduction strategy and a return to profitability. Special charges (income) decreased by $0.3 million for the 13- weeks ended March 27, 2004 as compared with the comparable period in fiscal 2003. During the 13- weeks ended March 29, 2003, $0.3 million of additional severance costs were recorded. No additional special charges were recorded during the 13- weeks ended March 27, 2004, although an adjustment was recorded relating to a revision of an estimate of benefit costs previously recorded.

         Selling Expenses. Selling expenses decreased by $1.2 million to $23.3 million for the 13- weeks ended March 27, 2004 as compared with $24.5 million for the comparable period in 2003. As a percentage of net revenues, selling expenses increased to 24.4% for the 13- weeks ended March 27, 2004 from 23.9% for the comparable period in 2003. This change was due primarily to a 0.4% increase in costs associated with utilizing rented name lists from other mailers and compilers as a primary source of new customers, a 0.2% increase in catalog preparation costs and a 0.1% increase in postage costs. These increases were partially offset by a 0.2% reduction in paper and printing costs.

         General and Administrative Expenses. General and administrative expenses decreased by $0.9 million to $10.4 million for the 13- weeks ended March 27, 2004 as compared with $11.3 million for the comparable period in 2003. As a percentage of net revenues, general and administrative expenses declined slightly to 10.9% of net revenues for the 13- weeks ended March 27, 2004 compared with 11.0% of revenues for the 13- weeks ended March 29, 2003. Decreases were recognized with a reduction of 0.3% in incentive compensation and legal costs, which were partially offset by a 0.2% increase in the area of merchandising and product development.

         Depreciation and Amortization. Depreciation and amortization decreased approximately $0.2 million to $1.0 million for the 13- weeks ended March 27, 2004 from $1.2 million for the comparable period in 2003. The decrease was primarily due to capital expenditures that have been fully amortized.

         Income (Loss) from Operations. The Company's income from operations increased by $1.7 million to $1.4 million for the 13- weeks ended March 27, 2004 from a loss of $0.3 million for the comparable period in 2003. See "Results of Operations - 13- weeks ended March 27, 2004 compared with the 13- weeks ended March 29, 2003 - Net Income and Comprehensive Income" above for further details.

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

         Interest Expense, Net. Interest expense, net, decreased $0.5 million to $0.9 million for the 13- weeks ended March 27, 2004 from $1.4 million for the comparable period in fiscal 2003. The decrease in interest expense is due to lower average cumulative borrowings relating to the Congress Credit Facility and decreases in amortization from deferred financing costs relating to the Company's amendments to the Congress Credit Facility that have become fully amortized.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used by operating activities. During the 13-week period ended March 27, 2004, net cash used by operating activities was $0.6 million. Cash provided by operations, net of non-cash items, and receipts resulting from a decrease in accounts receivable were more than offset by payments made to increase investment in working capital items such as increased prepaid catalog costs and decreased accrued liabilities and accounts payable.

         Net cash used by investing activities. During the 13-week period ended March 27, 2004, net cash used by investing activities was $0.1 million. This entire amount comprised capital expenditures, consisting primarily of purchases and upgrades to various information technology hardware and software throughout the Company and purchases of equipment for the Company's Lacrosse, Wisconsin location.

         Net cash provided by financing activities. During the 13-week period ended March 27, 2004, net cash provided by financing activities was $0.8 million, which was primarily due to net borrowings of $1.8 million under the Congress Credit Facility and a $0.3 million refund relating to withholding taxes remitted on behalf of Richemont for estimated taxes due related to the Series B Participating Preferred Stock. These borrowings were partially offset by $1.0 million in payments made to the Company's lender relating to the Congress Tranche A and Tranche B term loan facilities as well as a payment of $0.1 million to the Company's lender for fees relating to the amendment of the Congress Credit Facility. In addition, payments of $0.2 million were made to lessors relating to obligations under capital leases.

         Amendments to the Congress Credit Facility. On March 25, 2004, the Company amended the Congress Credit Facility to change the definition of Consolidated Net Worth, to amend the Consolidated Working Capital and Consolidated Net Worth covenants to specify minimum levels of Consolidated Working Capital and Consolidated Net Worth that must be maintained during each month commencing January 2004, and to amend the EBITDA covenant to specify minimum levels of EBITDA that must be achieved during the Company's 2004, 2005 and 2006 fiscal years. The Company expects to maintain the minimum levels of these covenants in future periods. In addition, the definition of "Event of Default" was amended by replacing the Event of Default, which would have occurred on the occurrence of a material adverse change in the business, assets, liabilities or condition of the Company and its subsidiaries, with an Event of Default that would occur if certain specific events such as a decrease in consolidated revenues beyond certain specified levels or aging of inventory or accounts payable beyond certain specified levels, were to occur.

         In 2003, the Company re-examined the provisions of the Congress Credit Facility and, based on EITF Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement" ("EITF 95-22") and certain provisions in the credit agreement, the Company has classified its revolving loan facility as short-term debt for the periods ended March 27, 2004 and December 27, 2003.

         Under the Congress Credit Facility, the Company is required to maintain minimum net worth, working capital and EBITDA as defined throughout the term of the agreement. As of March 27, 2004, the Company was in compliance with all covenants set forth under the Congress Credit Facility.

         As of March 27, 2004, the Company had $22.3 million of cumulative borrowings outstanding under the Congress Credit Facility, comprising $10.7 million of short-term borrowings under the Revolving Loan Facility, bearing an interest rate of 4.50%, $6.0 million under the Tranche A Term Loan, bearing an interest rate of 4.75%, and $5.6 million under the Tranche B Term Loan, bearing an interest rate of 13.0%. Of the aggregate borrowings, $14.6 million is classified as short-term with $7.7 million classified as long-term on the Company's Condensed Consolidated Balance Sheet. As of December 27, 2003, the Company had $21.5 million of borrowings outstanding under the Congress Credit Facility comprising $9.0 million of short-term borrowings under the revolving loan facility, bearing an interest rate of 4.50%, $6.5 million under the Tranche A Term Loan, bearing an interest rate of 4.75%, and $6.0 million under the Tranche B Term Loan, bearing an interest rate of 13.0%. Of the aggregate borrowings, $12.8 million is classified as short-term with $8.7 million classified as long-term on the Company's Condensed Consolidated Balance Sheet. On or before June 30, 2004, the Company is required to enter into a restatement of the loan agreement with Congress, requiring no changes to the terms of the current agreement.

         Sale of Improvements Business. On June 29, 2001, the Company sold certain assets and liabilities of its Improvements business to HSN, a division of USA Networks, Inc.'s Interactive Group, for approximately $33.0 million. In conjunction with the sale, the Company's Keystone Internet Services, Inc. subsidiary agreed to provide telemarketing and fulfillment services for the Improvements business under a service agreement with HSN for a period of three years.

         The asset purchase agreement between the Company and HSN provided that if Keystone Internet Services failed to perform its obligations during the first two years of the services contract, the purchaser could receive a reduction in the original purchase price of up to $2.0 million. An escrow fund of $3.0 million, which was withheld from the original proceeds of the sale of approximately $33.0 million, had been established for a period of two years under the terms of an escrow agreement between LWI Holdings, Inc. (a wholly-owned subsidiary of the Company), HSN and The Chase Manhattan Bank as a result of these contingencies.

         The Company recognized a net gain on the sale of approximately $23.2 million, net of a non-cash goodwill charge of $6.1 million, in fiscal year 2001. During fiscal 2002, the Company recognized approximately $0.6 million of the deferred gain consistent with the terms of the escrow agreement. The Company recognized the remaining net deferred gain of $1.9 million from the receipt of the escrow balance on March 28, 2003. This gain was reported net of the costs incurred to provide the credit to HSN of approximately $0.1 million.

         American Stock Exchange Notification. On May 2, 2001, the American Stock Exchange (the "Exchange") notified the Company that it was below certain of the Exchange's continued listing guidelines set forth in the Exchange's Company Guide. The Exchange instituted a review of the Company's eligibility for continuing listing of the Company's common stock on the Exchange. The Company received a letter dated January 9,

2002 from the Exchange confirming that the American Stock Exchange determined to continue the Company's listing on the Exchange pending quarterly reviews of the Company's compliance with the steps of its strategic business realignment program. This determination was made subject to the Company's favorable progress in satisfying the Exchange's guidelines for continued listing and to the Exchange's periodic review of the Company's Securities and Exchange Commission and other filings.

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

         On January 28, 2003, the Company received a letter from the Exchange confirming that, as of the date of the letter, the Company had evidenced compliance with the requirements necessary for continued listing on the Exchange. Such compliance resulted from a rule change by the Exchange approved by the Securities and Exchange Commission related to continued listing on the basis of compliance with total market capitalization or total assets and revenues standards as alternatives to shareholders' equity standards including the requirement that each listed company maintain $15 million of public float. The letter is subject to changes in the Exchange Rules that might supersede the letter or require the Exchange to re-evaluate its position. The Company's common stock has traded below the minimum level of public float since April 14, 2004. To date, the Company has not received any communication from the Exchange on this issue.

         General. At March 27, 2004, the Company had $2.4 million in cash and cash equivalents, compared with $2.6 million at March 29, 2003. Total cumulative borrowings, including financing under capital lease obligations, as of March 27, 2004, aggregated $23.1 million. Remaining availability under the Congress Credit Facility as of March 27, 2004 was $4.0 million. There were nominal short-term capital commitments (less than $0.2 million) at March 27, 2004.

         On April 14, 2004, the judge in the Wilson case ruled on a motion filed by the plaintiff requesting attorneys' fees and costs, awarding plaintiff's counsel approximately $445,000. Prior thereto, on November 25, 2003, the Court entered judgment in the Wilson case in plaintiff's favor requiring the Company's Brawn of California subsidiary which conducts the International Male catalog business to refund insurance fees collected from consumers for the period from February 13, 1998 through January 15, 2003 with interest from the date paid by June 30, 2004. The Company is appealing both of these decisions. On or about April 2, 2004, plaintiff's counsel filed a lien against Brawn of California's real property assets in the State of California with respect to the insurance fees judgment. Both the award of attorneys' fees and costs in the amount of $445,000 and the filing of a lien by plaintiff's counsel against Brawn of California's assets for the insurance fees judgment constitute defaults by the Company under the Congress Credit Facility. Congress has agreed to conditionally waive such defaults so long as (1) the Company is diligently defending the Wilson action by all appropriate proceedings and sets aside adequate reserves in accordance with GAAP, (2) no action shall be taken by the plaintiff in the Wilson action against any collateral of Brawn of California or any other borrower or guarantor under the Congress Credit Facility, (3) Brawn shall not enter into any settlement agreement with the plaintiff in the Wilson action without the prior written consent of Congress, (4) Congress' security interests remain senior to any interest of the plaintiff in the Wilson action, and (5) no other event of default exists or occurs. The Company believes that it may be a number of years before all appeals in the Wilson action are exhausted and continues to believe that an unfavorable outcome to the Company is not probable.

         Although certain of the conditions are outside its control, management of the Company believes, based on discussions with its attorneys, that it can maintain compliance with such conditions through at least December 25, 2004. If the Company were to fail to meet any one of these conditions, Congress would have the ability to exercise all rights and remedies available to it under the Congress Credit Facility including the right to call a default and accelerate the indebtedness due thereunder although Congress, in the past, has shown a willingness to waive its rights rather than call the facility. However, there can be no assurance that Congress will continue to do so in the future. In the event that there is an adverse decision in the future in the Wilson action or the Company does not comply with any of the requirements of the conditional waiver, an event of default would occur under the Congress Credit Facility, Congress would have the right to accelerate the indebtedness under the Congress Credit Facility, and could exercise the rights and remedies available to it under the Congress Credit Facility. Although management of the Company believes that it will be able to comply with the conditional waiver requirements, in the event it were unable to do so, it would be required to seek alternative solutions, including possible settlement of the Wilson action or satisfaction of any liens or renegotiation of the Congress Credit Facility. All indebtedness under the Congress Credit Facility is currently classified as short-term. For more information on the Wilson action, see Note 4 of the Condensed Consolidated Financial Statements.

         Management continues to focus on enhancing shareholder value through the exploration of various avenues that will strengthen the Company's financial position. The Company continues to pursue options to increase liquidity and reduce debt through a review of its senior credit facility with Congress, opportunistic sales of non-core assets and other financing alternatives. These options would enable the Company to retire a portion of the Series C Participating Preferred Stock obligation in addition to providing additional liquidity for operational requirements.

         Management believes that the Company has sufficient liquidity and availability under its credit agreement to fund its planned operations through at least December 25, 2004. See "Cautionary Statements," below. Continued flexibility among the Company's major vendors is critical to the maintenance of adequate liquidity as is compliance with the terms and provisions of the Congress Credit Facility as mentioned in Note 9 of the Condensed Consolidated Financial Statements.

USES OF ESTIMATES AND OTHER CRITICAL ACCOUNTING POLICIES

         The condensed consolidated financial statements include all subsidiaries of the Company, and all intercompany transactions and balances have been eliminated. The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," found in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2003, for additional information relating to the Company's use of estimates and other critical accounting policies.

NEW ACCOUNTING PRONOUNCEMENTS

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, many of which had been previously classified as equity or between the liabilities and equity sections of the Condensed Consolidated Balance Sheet. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The standard is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of SFAS 150 and still existing at the beginning of the interim period of adoption. The Company adopted the provisions of SFAS 150, which resulted in the reclassification of its Series B Participating Preferred Stock to a liability rather than between the liabilities and equity sections of the Condensed Consolidated Balance Sheet. Based upon the requirements set forth by SFAS 150, this reclassification was subject to implementation beginning on June 29, 2003. Upon implementation of SFAS 150, the Company reflected subsequent increases in liquidation preference as an increase in Total Liabilities with a corresponding reduction in capital in excess of par value, because the Company has an accumulated deficit. Accretion was recorded as interest expense.

         During March 2004, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force Issue No. 03-6 "Participating Securities and the Two-Class Method under FASB Statement No. 128" ("EITF 03-6"). SFAS 128 defines earnings per share ("EPS") as "the amount of earnings attributable to each share of common stock" and indicates that the objective of EPS is to measure the performance of an entity over the reporting period. SFAS 128 addresses conditions under which a participating security requires the use of the two-class method of computing EPS. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common shareholders, but does not require the presentation of basic and diluted EPS for securities other than common stock. The Company's Series C Participating Preferred Stock is a participating security and, therefore, the Company calculates EPS utilizing the two-class method, however, it has chosen not to present basic and diluted EPS for preferred stock.

         See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," found in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2003 and Note 8 of the Condensed Consolidated Financial Statements for additional information relating to new accounting pronouncements that the Company has adopted.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

         The Company has entered into no "off-balance sheet arrangements" within the meaning of the Securities Exchange Act of 1934, as amended, and the rules thereunder other than operating leases, which are in the normal course of business.

         Provided below is a tabular disclosure of contractual obligations as of March 27, 2004, as required by Item 303(a)(5) of SEC Regulation S-K. In addition to obligations recorded on the Company's Condensed Consolidated Balance Sheets as of March 27, 2004, the schedule includes purchase obligations, which are defined as legally binding and enforceable agreements to purchase goods or services that specify all significant terms (quantity, price, and timing of transaction).

                      PAYMENT DUE BY PERIOD (IN THOUSANDS)

                                                                   LESS THAN                                      MORE THAN
          CONTRACTUAL OBLIGATIONS                    TOTAL          1 YEAR         1-3 YEARS       3-5 YEARS       5 YEARS
          -----------------------                    -----          ------         ---------       ---------       -------
Long-term Debt Obligations, excluding the
   Series C Participating Preferred Stock         $    2,289      $   14,548      $    7,741      $       --      $       --

Total Minimum Lease Payments Under
   Capital Lease Obligations                             899             629             268               2              --

Operating Lease Obligations                           15,487           5,421           4,632           3,751           1,683

Operating Lease Obligations -
   Restructuring/Discontinued Operations               8,774           3,393           2,457           2,005             919

Purchase Obligations (a)                               2,992           1,776           1,216              --              --

Other Long-Term Liabilities Reflected on the
   Registrant's Balance Sheet under GAAP (b)          72,689              --              --              --          72,689
                                                  ----------      ----------      ----------      ----------      ----------
Total                                             $  123,130      $   25,767      $   16,314      $    5,758      $   75,291
                                                  ==========      ==========      ==========      ==========      ==========

    (a) The Company's purchase obligations consist primarily of a total commitment of $2,000,000 to purchase telecommunication services during the period from May 1, 2004 through April 30, 2006; a total commitment of approximately $487,000 to purchase catalog photography services during the period from September 11, 2003 through September 10, 2005, of which approximately $96,000 had been fulfilled as of March 27, 2004, and of which approximately $258,000 should be fulfilled during the next fiscal year and the remaining $133,000 fulfilled by September 10, 2005; a total commitment of $375,000 for list processing services representing the maximum exposure for a service contract which requires a three-month notice of termination for services costing $125,000 per month; a total commitment of $201,000 to purchase various packaging materials from several vendors, under contracts wherein the vendors warehouse varying minimum and maximum levels of materials to ensure immediate availability; and several commitments totaling approximately $151,000 for various consulting services to be provided during the period April 2003 through July 2004, of which approximately $126,000 had been fulfilled as of March 27, 2004.

    (b) Represents Series C Participating Preferred Stock as disclosed in Note 11 to the Company's Condensed Consolidated Financial Statements.

SEASONALITY

         The Company does not consider its business seasonal. The revenues for the Company are proportionally consistent for each quarter during a fiscal year. The percentage of annual revenues for the first, second, third and fourth quarters recognized by the Company, respectively, were as follows: 2003 - 24.7%, 25.5%, 23.3% and 26.5%; and 2002 - 23.9%, 24.9%, 23.2% and 28.0%.

FORWARD-LOOKING STATEMENTS

         The following statements from above constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:

         "Subject to an adverse outcome in the Wilson matter discussed above, management believes that the Company has sufficient liquidity and availability under its credit agreement to fund its planned operations through at least December 25, 2004."

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

- The inadequacy of available borrowings under the Congress Credit Facility preventing the Company from paying vendors or suppliers in a timely fashion.

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

- The inability of the Company to redeem the Series C Participating Preferred Stock.

- The ability of the Company to maintain the listing of its Common Stock on the American Stock Exchange due to a failure to maintain $15 million of public float or otherwise.

- The continued willingness of customers to place and receive mail orders in light of worries about bio-terrorism.

- The ability of the Company to sublease, terminate or renegotiate the leases of its vacant facilities in Weehawken, New Jersey and other locations.

- The ability of the Company to achieve a satisfactory resolution of the various class action lawsuits that are pending against it, including the Wilson case. The possibility that the Company may be required to post a significant bond or bonds in the Wilson case or the other class action lawsuits when appealing an adverse decision of the courts.

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

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         INTEREST RATES: The Company's exposure to market risk relates to interest rate fluctuations for borrowings under the Congress revolving credit facility and its term financing facilities, which bear interest at variable rates. At March 27, 2004, outstanding principal balances under these facilities subject to variable rates of interest were approximately $16.7 million. If interest rates were to increase by one percent from current levels, the resulting increase in interest expense, based upon the amount outstanding at March 27, 2004, would be approximately $0.17 million on an annual basis.

         In addition, the Company's exposure to market risk relates to customer response to the Company's merchandise offerings and circulation changes, effects of shifting patterns of e-commerce versus catalog purchases, costs associated with printing and mailing catalogs and fulfilling orders, effects of potential slowdowns or other disruptions in postal service, dependence on customers' seasonal buying patterns, fluctuations in foreign currency exchange rates, and the ability of the Company to reduce unprofitable circulation and effectively manage its customer lists.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         A class action lawsuit was commenced on March 3, 2000 entitled Edwin L. Martin v. Hanover Direct, Inc. and John Does 1 through 10, bearing case no. CJ2000-177 in the State Court of Oklahoma (District Court in and for Sequoyah County). Plaintiff commenced the action on behalf of himself and a class of persons who have at any time purchased a product from the Company and paid for an "insurance charge." The complaint sets forth claims for breach of contract, unjust enrichment, recovery of money paid absent consideration, fraud and a claim under the New Jersey Consumer Fraud Act. The complaint alleges that the Company charges its customers for delivery insurance even though, among other things, the Company's common carriers already provide insurance and the insurance charge provides no benefit to the Company's customers. Plaintiff also seeks a declaratory judgment as to the validity of the delivery insurance. The damages sought are (i) an order directing the Company to return to the plaintiff and class members the "unlawful revenue" derived from the insurance charges,
(ii) declaring the rights of the parties, (iii) permanently enjoining the Company from imposing the insurance charge, (iv) awarding threefold damages of less than $75,000 per plaintiff and per class member, and (v) attorneys' fees and costs. On April 12, 2001, the Court held a hearing on plaintiff's class certification motion. Subsequent to the April 12, 2001 hearing on plaintiff's class certification motion, plaintiff filed a motion to amend the definition of the class. On July 23, 2001, plaintiff's class certification motion was granted, defining the class as "All persons in the United States who are customers of any catalog or catalog company owned by Hanover Direct, Inc. and who have at any time purchased a product from such company and paid money that was designated to be an insurance charge." On August 21, 2001, the Company filed an appeal of the order with the Oklahoma Supreme Court and subsequently moved to stay proceedings in the district court pending resolution of the appeal. The appeal has been fully briefed. At a subsequent status hearing, the parties agreed that issues pertaining to notice to the class would be stayed pending resolution of the appeal, that certain other issues would be subject to limited discovery, and that the issue of a stay for any remaining issues would be resolved if and when such issues arise. On January 20, 2004, the plaintiff filed a motion for oral argument with the Court. The Company believes it has defenses against the claims and plans to conduct a vigorous defense of this action.

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

         A class action lawsuit was commenced on February 13, 2002 entitled Jacq Wilson, suing on behalf of himself, all others similarly situated, and the general public v. Brawn of California, Inc. dba International Male and Undergear, and Does 1-100 ("Brawn") in the Superior Court of the State of California, City and County of San Francisco. Does 1-100 are Internet and catalog direct marketers offering a selection of men's clothing, sundries, and shoes who advertise within California and nationwide. The complaint alleges that for at least four years, members of the class have been charged an unlawful, unfair, and fraudulent insurance fee and tax on orders sent to them by Brawn; that Brawn was engaged in untrue, deceptive and misleading advertising in that it was not lawfully required or permitted to collect insurance, tax and sales tax from customers in California; and that Brawn has engaged in acts of unfair competition under the state's Business and Professions Code. Plaintiff and the class seek (i) restitution and disgorgement of all monies wrongfully collected and earned by Brawn, including interest and other gains made on account of these practices, including reimbursement in the amount of the insurance, tax and sales tax collected unlawfully, together with interest, (ii) an order enjoining Brawn from charging customers insurance and tax on its order forms and/or from charging tax on the delivery, shipping and insurance charges, (iii) an order directing Brawn to notify the California State Board of Equalization of the failure to pay the correct amount of tax to the state and to take appropriate steps to provide the state with the information needed for audit, and (iv) compensatory damages, attorneys' fees, pre-judgment interest, and costs of the suit. The claims of the individually named plaintiff and for each member of the class amount to less than $75,000. On April 15, 2002, the Company filed a Motion to Stay the Wilson action in favor of the previously filed Martin action. On May 14, 2002, the Court denied the Motion to Stay. The Wilson case proceeded to trial before the Honorable Diane Elan Wick of the Superior Court of California for the County of San Francisco, and the Judge, sitting without a jury, heard evidence from April 15-17, 2003. On November 25, 2003, the Court, after hearing evidence and considering post-trial submissions from the parties, entered judgment in plaintiff's favor, requiring Brawn to refund insurance fees collected from consumers for the period from February 13, 1998 through January 15, 2003 with interest from the date paid by June 30, 2004. Plaintiff did not prevail on the tax issues. On January 12, 2004, plaintiff filed a motion requesting approximately $740,000 in attorneys' fees and costs. On February 27, 2004, the Company filed its response to that motion. Plaintiff filed a reply brief on March 13, 2004. A hearing was held on plaintiff's motion on March 18, 2004. The judge ruled on that motion on April 14, 2004, awarding plaintiff's counsel approximately $445,000. The Company has appealed the trial court's decision on the merits of the insurance fees issue as well as the decision on the attorney's fees issue. The two appeals will likely be consolidated with briefing expected to begin in late May 2004. The Company will be required to post a bond in the amount of approximately $750,000 while the appeal of the attorneys' fees award is proceeding but its counsel does not believe the Company will be required to do so while the appeal on the insurance fees decision is proceeding. The Company plans to conduct a vigorous defense of this action. The potential estimated exposure is in the range of $0 to $4.0 million. Based upon the Company's policy of evaluating accruals for legal liabilities, the Company has not established a reserve due to management determining that it is not probable that an unfavorable outcome will result.

         A class action lawsuit was commenced on October 28, 2002 entitled John Morris, individually and on behalf of all other persons & entities similarly situated v. Hanover Direct, Inc., and Hanover Brands, Inc. (referred to here as "Hanover"), No. L 8830-02 in the Superior Court of New Jersey, Bergen County -- Law Division. The plaintiff brings the action individually and on behalf of a class of all persons and entities in New Jersey who purchased merchandise from Hanover within six years prior to filing of the lawsuit and continuing to the date of judgment. On the basis of a purchase made by plaintiff in August 2002 of certain clothing from Hanover (which was from a men's division catalog, the only ones which retained the insurance line item in 2002), Plaintiff claims that for at least six years, Hanover maintained a policy and practice of adding a charge for "insurance" to the orders it received and concealed and failed to disclose its policy with respect to all class members. Plaintiff claims that Hanover's conduct was (i) in violation of the New Jersey Consumer Fraud Act, as otherwise deceptive, misleading and unconscionable; (ii) such as to constitute Unjust Enrichment of Hanover at the expense and to the detriment of plaintiff and the class; and (iii) unconscionable per se under the Uniform Commercial Code for contracts related to the sale of goods. Plaintiff and the class seek damages equal to the amount of all insurance charges, interest thereon, treble and punitive damages, injunctive relief, costs and reasonable attorneys' fees, and such other relief as may be just, necessary, and appropriate. On December 13, 2002, the Company filed a Motion to Stay the Morris action in favor of the previously filed Martin action. Plaintiff then filed an Amended Complaint adding International Male as a defendant. Hearing on the Motion to Stay took place on June 5, 2003. The Court granted the Company's Motion to Stay the action and the case was stayed first until December 31, 2003 and subsequently until March 31, 2004. The stay was lifted on March 31, 2004. On April 30, 2004, the Company responded to plaintiff's Amended Complaint by filing a Motion for Summary Judgment that is currently scheduled to be heard by the Court on June 11, 2004. The Company plans to conduct a vigorous defense of this action.

         On June 28, 2001, Rakesh K. Kaul, the former President and Chief Executive Officer of the Company, filed a five-count complaint (the "Complaint") in New York State Court against the Company, seeking damages and other relief arising out of his separation of employment from the Company, including severance payments of $2,531,352 plus the cost of employee benefits, attorneys' fees and costs incurred in connection with the enforcement of his rights under his employment agreement with the Company, payment of $298,650 for 13 weeks of accrued and unused vacation, damages in the amount of $3,583,800, or, in the alternative, a declaratory judgment from the court that he is entitled to all change of control benefits under the "Hanover Direct, Inc. Thirty-Six Month Salary Continuation Plan," and damages in the amount of $1,396,066 or $850,000 due to the Company's purported breach of the terms of the "Long-Term Incentive Plan for Rakesh K. Kaul" by failing to pay him a "tandem bonus" he alleges was due and payable to him within the 30 days following his resignation. The Company removed the case to the U.S. District Court for the Southern District of New York on July 25, 2001. Mr. Kaul filed an Amended Complaint ("Amended Complaint") in the U.S. District Court for the Southern District of New York on September 18, 2001. The Amended Complaint repeats many of the claims made in the original Complaint and adds ERISA claims.

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

         The Company sought summary judgment: dismissing Mr. Kaul's claim for severance under his employment agreement on the ground that he failed to provide the Company with a general release of, among other things, claims for change of control benefits; dismissing Mr. Kaul's claim for attorneys' fees on the grounds that they are not authorized under his employment agreement; dismissing Mr. Kaul's claims related to change in control benefits based on an administrative decision that he is not entitled to continued participation in the plan or to future benefits thereunder; dismissing Mr. Kaul's claim for a tandem bonus payment on the ground that no payment is owing; dismissing Mr. Kaul's claim for vacation payments based on Company policy regarding carry over vacation; and seeking judgment on the Company's counterclaim for unjust enrichment based on Mr. Kaul's failure to pay under a tax note. Mr. Kaul sought summary judgment: dismissing the Company's defenses and counterclaims relating to a release on the grounds that he tendered a release or that the Company is estopped from requiring him to do so; dismissing the Company's defenses and counterclaims relating to his alleged violations of his non-compete and confidentiality obligations on the grounds that he did not breach the obligations as defined in the agreement; and dismissing the Company's claims based on his alleged breach of fiduciary duty, including those based on his monthly car allowance payments and the leased space to his wife, on the grounds that he was entitled to the car payments and did not involve himself in or make misrepresentations in connection with the leased space. The Company concurrently moved to amend its Answer and Counterclaims to state a claim that it had cause for terminating Mr. Kaul's employment based on, among other things, after acquired evidence that Mr. Kaul received a monthly car allowance and other benefits totaling $412,336 that had not been authorized by the Company's Board of Directors and that his wife's lease and related expense was not properly authorized by the Company's Board of Directors, and to clarify or amend the scope of the Company's counterclaims for reimbursement.

         On January 7, 2004, the Court granted summary judgment in favor of the Company dismissing Mr. Kaul's claim for severance under his employment agreement on the grounds that he failed to provide the Company with a general release; granted in part the Company's motion for summary judgment on Mr. Kaul's claim for attorneys' fees, finding as a matter of law that Mr. Kaul is not entitled to fees incurred in prosecuting this lawsuit but finding an issue of fact as to the amount of reasonable fees he may have incurred in seeking advice and representation in connection with the termination of his employment; granted summary judgment in favor of the Company dismissing Mr. Kaul's claims related to change in control benefits on the grounds that Mr. Kaul's participation in the plan was properly terminated when his employment was terminated, the plan was properly terminated, and the administrator and appeals committee properly denied Mr. Kaul's claim; granted summary judgment in favor of the Company dismissing Mr. Kaul's claim for a tandem bonus payment on the ground that payment is not owed to him; granted summary judgment in part and denied summary judgment in part on Mr. Kaul's claims for vacation pay, deeming Mr. Kaul to have abandoned claims for vacation pay in excess of five weeks but finding him entitled to four weeks vacation pay based on the Company's policy and finding an issue of fact as to Mr. Kaul's claim for an additional week of vacation pay in dispute for 2000; and denied summary judgment on the Company's counterclaim for payment under a tax note based on disputed issues of fact.

         The Court dismissed the Company's affirmative defenses as largely moot and the Court granted summary judgment in favor of Mr. Kaul dismissing the Company's counterclaims relating to his non-compete and confidentiality obligations on the grounds that there is no evidence of actual damage to the Company resulting from Mr. Kaul's alleged violations of those obligations; granted summary judgment in favor of Mr. Kaul on the Company's breach of contract and breach of fiduciary duty claims, including those based on his monthly car allowance payments and the leased space to his wife, on the grounds that he did not breach his fiduciary duties in accepting the car payments and would not be unjustly enriched if he kept them, and on the ground that the Company would not be able to prove fraud in connection with the leased space based on the circumstances, including Mr. Kaul's disclosures.

         The Court denied in part and granted in part the Company's motion to amend its Answer and Counterclaims. The Court denied the Company's motion for leave to state a claim that it had acquired evidence of cause for terminating Mr. Kaul's employment based on certain reimbursements on the grounds that the payments were authorized, but granted the Company's motion with respect to its claim for reimbursement of amounts paid to the Internal Revenue Service ("IRS") on Mr. Kaul's behalf.

         The Opinion identifies three remaining issues in the case: (i) Mr. Kaul's claim for attorneys' fees pursuant to Section 12 of the employment agreement; (ii) Mr. Kaul's claim for an additional week of vacation pay in the amount of approximately $11,500; and (iii) the Company's counterclaim for $211,729 plus interest paid to the IRS on Mr. Kaul's behalf.

         In an attempt to resolve the outstanding issues prior to the entry of a final judgment, conferences were held with the Court on two separate occasions. As a result of these conferences, the parties have tentatively reached a settlement whereby the parties agree to dismiss the following claims: (1) Mr. Kaul agrees to withdraw and release his claims concerning reimbursement of certain attorneys' fees under Section 12 of the employment agreement (but preserves and does not waive, release or limit his claim for attorneys' fees and costs under Section 12 of the employment agreement incurred in connection with the preparation for and litigation of this lawsuit) and reimbursement for an additional week of vacation pay; and (2) the Company agrees to withdraw and release its claims concerning reimbursement of certain attorneys' fees and costs under ERISA, reimbursement of the $211,729 paid to the IRS on Mr. Kaul's behalf, and reimbursement of the $341,803 of severance payments made to Mr. Kaul. The parties also agree that Mr. Kaul shall not appeal that portion of the Opinion concerning the dismissal of certain of Mr. Kaul's ERISA-based claims with respect to the Plan and the Company shall not appeal that portion of the Opinion concerning the dismissal of its claims relating to the leasing and build-out of property or office space located in Edgewood, New Jersey to Mr. Kaul's wife. Mr. Kaul has expressed his intent to now tender a general release to the Company. If he does, in fact, do so, the Company will reject the tender on the grounds, inter alia, that the time to do so has long passed and that the purpose for the general release has been extinguished. After final judgment issues, each party shall have the right to appeal any aspect of the judgment.

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

ITEM 5. OTHER INFORMATION

         Board of Directors. Effective February 15, 2004, Martin L. Edelman resigned from the Company's Board of Directors. Effective April 12, 2004, Paul
S. Goodman joined the Company's Board of Directors as a designee of Chelsey Direct, LLC filling the vacancy created by the resignation of Martin L. Edelman. On April 29, 2004, the Board of Directors elected (1) Wayne P. Garten to serve as a member and as the Chairman of the Transactions Committee of the Board of Directors to fill the vacancy created by the resignation of Martin L. Edelman from such positions, (2) William B. Wachtel to serve as a member of the Executive Committee of the Board of Directors to fill the vacancy created by the resignation of Martin L. Edelman from such position, (3) Paul S. Goodman to serve as a member of the Corporate Governance Committee of the Board of Directors to fill the vacancy created by the resignation of Martin L. Edelman from such position, and (4) Donald Hecht to serve as a member of the Compensation Committee to fill the vacancy created by the contemporaneous resignation of Wayne P. Garten from such position.

         President and Chief Executive Officer. Thomas C. Shull resigned as Chairman of the Board, President and Chief Executive Officer of the Company on May 5, 2004. William B. Wachtel was elected as Chairman of the Board and Wayne
P. Garten was elected as President and Chief Executive Officer of the Company effective the same date. In connection with Mr. Shull's resignation, Mr. Shull and the Company agreed in principle to enter into a severance agreement dated as of May 5, 2004 providing for $900,000 of cash payments, $300,000 payable in May 2004 and the balance to be payable in 16 installments of $35,625 payable every two weeks commencing May 21, 2004 with a final payment in the amount of $30,000 to be payable on or about December 31, 2004. The Company will accrue the $900,000 of severance in the second quarter of 2004. In connection with Mr. Garten's election, Mr. Garten and the Company have negotiated the principle terms of an employment agreement for Mr. Garten which will be presented to the Compensation Committee of the Board of Directors for approval shortly.

         Due to the recent changes in management, the Company intends to postpone its 2004 Annual Meeting of Stockholders now scheduled for June 3, 2004 until later in the summer of 2004. At the rescheduled meeting, the Company intends to submit proposals to stockholders to approve (1) an amendment to the Company's Certificate of Incorporation that would reduce the par value of each share of common stock from $0.66 2/3 per share to $0.01 per share and (2) an amendment to the Company's Certificate of Incorporation that would increase the number of shares of Additional Preferred Stock which the Company would have authority to issue and make a corresponding change in the number of shares of all classes of stock which the Company would have authority to issue as well as
(3) an amendment to the Company's Certificate of Incorporation that would effect a one-for-ten reverse stock split of the Company's common stock, all as called for by the Recapitalization Agreement dated as of November 18, 2003 between the Company and Chelsey.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

3.1      Amendment to By-laws of the Company

31.1     Certification signed by Wayne P. Garten.

31.2     Certification signed by Charles E. Blue.

32.1     Certification signed by Wayne P. Garten and Charles E. Blue.

(b)  Reports on Form 8-K:

1.1 Form 8-K, filed March 29, 2004 -- reporting pursuant to Item 5 of such Form the filing of a Form 12b-25 Notification of Late Filing for its Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

1.2 Form 8-K, filed April 2, 2004 -- reporting pursuant to Item 5 of such Form certain letters sent to Chelsey Direct, LLC.

1.3 Form 8-K, filed April 12, 2004 -- reporting pursuant to Item 7 of such Form (information furnished pursuant to Item 12 of such Form) the issuance of a press release announcing operating results for the fiscal year ended December 27, 2003.

1.4 Form 8-K, filed April 12, 2004 -- reporting pursuant to Item 5 of such Form the appointment of Paul S. Goodman as a director.

1.5 Form 8-K, filed April 13, 2004 - reporting pursuant to Item 9 of such Form a statement of guidance as to where the Company sees fiscal year 2004.

1.6 Form 8-K, filed April 16, 2004 - reporting pursuant to Item 9 of such Form an unofficial transcript of its conference call with management to review the operating results for the fiscal year ended December 27, 2003.

1.7 Form 8-K, filed May 6, 2004 - reporting pursuant to Item 5 of such Form the resignation of Thomas C. Shull as Chairman of the Board, President and Chief Executive Officer of the Company and the election of William
         B. Wachtel as Chairman of the Board and Wayne P. Garten as President and Chief Executive Officer effective immediately.

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

Date: May 11, 2004