Form 10-Q/A
period 2004-03-27
HANOVER DIRECT INC
filed 2004-05-13
CIK 320333

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

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A amends certain information contained in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2004 filed with the Securities and Exchange Commission on May 11, 2004.

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

                                                                   FOR THE 13- WEEKS ENDED
                                                                 ---------------------------
                                                                  MARCH 27,        MARCH 29,
                                                                    2004             2003
                                                                 ----------       ----------
NET REVENUES                                                     $   95,312       $  102,474
                                                                 ----------       ----------
OPERATING COSTS AND EXPENSES:
     Cost of sales and operating expenses                            59,243           65,539
     Special charges (income)                                           (31)             277
     Selling expenses                                                23,276           24,453
     General and administrative expenses                             10,367           11,278
     Depreciation and amortization                                    1,012            1,183
                                                                 ----------       ----------
                                                                     93,867          102,730
                                                                 ----------       ----------
INCOME (LOSS) FROM OPERATIONS                                         1,445             (256)
     Gain on sale of Improvements                                        --            1,911
                                                                 ----------       ----------
INCOME BEFORE INTEREST AND INCOME TAXES                               1,445            1,655
     Interest expense, net                                              922            1,448
                                                                 ----------       ----------
INCOME BEFORE INCOME TAXES                                              523              207
     Provision for Federal income taxes                                  63               --
     Provision for state income taxes                                    42               15
                                                                 ----------       ----------
NET INCOME AND COMPREHENSIVE INCOME                                     418              192
     Preferred stock dividends                                           --            3,632
     Earnings Applicable to Preferred Stock                               1               --
                                                                 ----------       ----------
NET INCOME (LOSS) APPLICABLE TO COMMON
      SHAREHOLDERS                                               $      417       $   (3,440)
                                                                 ==========       ==========
NET INCOME (LOSS) PER COMMON SHARE:
     Net income (loss) per common share - basic and diluted      $      .00       $     (.02)
                                                                 ==========       ==========
     Weighted average common shares outstanding -
     basic (thousands)                                              220,174          138,316
                                                                 ==========       ==========
     Weighted average common shares outstanding -
     diluted (thousands)                                            220,666          138,316
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

                                                             MARCH 27, 2004    MARCH 29, 2003
                                                             --------------    --------------
Net income                                                     $     418         $     192
Less:
Preferred stock dividends                                             --             3,632
Earnings Applicable to preferred stock                                 1                --
                                                               ---------         ---------
Net income (loss) applicable to common shareholders            $     417         $  (3,440)
                                                               =========         =========
Basic net income (loss) per common share                       $    0.00         $   (0.02)
                                                               =========         =========

Weighted-average common shares outstanding                       220,174           138,316
                                                               =========         =========

Net income (loss) applicable to common shareholders            $     417         $  (3,440)
Dilutive securities:
  Stock options                                                       --                --
                                                               ---------         ---------
Diluted net income (loss)                                      $     417         $  (3,440)
                                                               =========         =========
Diluted net income (loss) per common share                     $    0.00         $   (0.02)
                                                               =========         =========
Weighted-average common shares outstanding                       220,174           138,316
Effect of Dilution:
Stock options                                                        492                --
                                                               ---------         ---------
Weighted-average common shares outstanding
  assuming dilution                                              220,666           138,316
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

         In the fourth quarter of 2003, the Company re-examined the provisions of the Congress Credit Facility and, based on EITF Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement" ("EITF 95-22") and certain provisions in the credit agreement, the Company has classified its revolving loan facility as short-term debt for the periods ended March 27, 2004 and December 27, 2003.

         Under the Congress Credit Facility, the Company is required to maintain minimum net worth, working capital and EBITDA as defined throughout the term of the agreement. As of March 27, 2004, the Company was in compliance with all covenants set forth under the Congress Credit Facility. However, as discussed below under "General," the Company was in technical default under the Congress Credit Facility for which it has obtained a conditional waiver from Congress.

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

         On March 31, 2004, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force Issue No. 03-6 "Participating Securities and the Two-Class Method under FASB Statement No. 128" ("EITF 03-6"). SFAS 128 defines earnings per share ("EPS") as "the amount of earnings attributable to each share of common stock" and indicates that the objective of EPS is to measure the performance of an entity over the reporting period. SFAS 128 addresses conditions under which a participating security requires the use of the two-class method of computing EPS. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common shareholders, but does not require the presentation of basic and diluted EPS for securities other than common stock. The Company's Series C Participating Preferred Stock is a participating security and, therefore, the Company calculates EPS utilizing the two-class method, however, it has chosen not to present basic and diluted EPS for preferred stock.

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

                      PAYMENT DUE BY PERIOD (IN THOUSANDS)

                                                                   LESS THAN                                      MORE THAN
          CONTRACTUAL OBLIGATIONS                    TOTAL          1 YEAR         1-3 YEARS       3-5 YEARS       5 YEARS
          -----------------------                    -----          ------         ---------       ---------       -------
Long-term Debt Obligations, excluding the
   Series C Participating Preferred Stock         $   22,289      $   14,548      $    7,741      $       --      $       --

Total Minimum Lease Payments Under
   Capital Lease Obligations                             899             629             268               2              --

Operating Lease Obligations                           15,487           5,421           4,632           3,751           1,683

Operating Lease Obligations -
   Restructuring/Discontinued Operations               8,774           3,393           2,457           2,005             919

Purchase Obligations (a)                               2,992           1,776           1,216              --              --

Other Long-Term Liabilities Reflected on the
   Registrant's Balance Sheet under GAAP (b)          72,689              --              --              --          72,689
                                                  ----------      ----------      ----------      ----------      ----------
Total                                             $  123,130      $   25,767      $   16,314      $    5,758      $   75,291
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

(a)  Exhibits:

3.1      Amendment to By-laws of the Company. Previously filed.

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No.1 to report to be signed on its behalf by the undersigned thereunto duly authorized.

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

Date: May 13, 2004