Form 10-Q
period 2004-06-26
HANOVER DIRECT INC
filed 2004-08-10
CIK 320333

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 26, 2004

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

Common stock, par value $.66 2/3 per share: 224,518,395 shares outstanding (net of treasury shares) as of August 4, 2004.

                              HANOVER DIRECT, INC.

                                TABLE OF CONTENTS

                                                                                                           Page
                                                                                                           ----
Part I - Financial Information

    Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets -
         June 26, 2004 and Restated December 27, 2003 ..............................................         2

       Condensed Consolidated Statements of Income (Loss) - 13 and 26- weeks ended
         June 26, 2004 and Restated June 28, 2003 ..................................................         4

       Condensed Consolidated Statements of Cash Flows - 13 and 26- weeks ended
         June 26, 2004 and Restated June 28, 2003...................................................         5


       Notes to Condensed Consolidated Financial Statements.........................................         6

    Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition and
         Results of Operations......................................................................        23

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............................        35

    Item 4.  Controls and Procedures................................................................        35

Part II - Other Information

    Item 1.  Legal Proceedings......................................................................        37

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds............................        40

    Item 5.  Other Information......................................................................        40

    Item 6.  Exhibits and Reports on Form 8-K.......................................................        42

    Signatures......................................................................................        44

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                          JUNE 26,    DECEMBER 27,
                                                                            2004          2003
                                                                            ----          ----
                                                                                     (AS RESTATED)
                                ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                          $     392     $   2,282
      Accounts receivable, net of allowance for doubtful accounts of
         $1,035 and $1,105, respectively                                    13,332        13,802
      Inventories                                                           36,974        41,794
      Prepaid catalog costs                                                 15,780        11,945
      Other current assets                                                   3,132         3,951
                                                                         ---------     ---------
         Total Current Assets                                               69,610        73,774
                                                                         ---------     ---------
PROPERTY AND EQUIPMENT, AT COST:
      Land                                                                   4,361         4,361
      Buildings and building improvements                                   18,212        18,210
      Leasehold improvements                                                10,108        10,108
      Furniture, fixtures and equipment                                     53,519        53,212
                                                                         ---------     ---------
                                                                            86,200        85,891
      Accumulated depreciation and amortization                            (60,129)      (58,113)
                                                                         ---------     ---------
         Property and equipment, net                                        26,071        27,778
                                                                         ---------     ---------
Goodwill                                                                     9,278         9,278
Deferred tax assets                                                          2,213         2,213
Other assets                                                                 1,642         1,575
                                                                         ---------     ---------
      Total Assets                                                       $ 108,814     $ 114,618
                                                                         =========     =========

                             Continued on next page.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                  JUNE 26,            DECEMBER 27,
                                                                                    2004                  2003
                                                                                    ----                  ----
                                                                                                     (AS RESTATED)
                  LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Short-term debt and capital lease obligations                              $    12,232            $   13,468
     Accounts payable                                                                39,678                41,834
     Accrued liabilities                                                             12,004                12,907
     Customer prepayments and credits                                                 5,839                 5,485
     Deferred tax liability                                                           2,213                 2,213
                                                                                -----------            ----------
         Total Current Liabilities                                                   71,966                75,907
                                                                                -----------            ----------
NON-CURRENT LIABILITIES:
     Long-term debt                                                                   6,970                 9,042
     Series C Participating Preferred Stock, authorized, issued and
         outstanding 564,819 shares; liquidation preference of $56,482               72,689                72,689
     Other                                                                            3,692                 4,609
                                                                                -----------            ----------
         Total Non-current Liabilities                                               83,351                86,340
                                                                                -----------            ----------
         Total Liabilities                                                          155,317               162,247
                                                                                -----------            ----------
SHAREHOLDERS' DEFICIENCY:
     Common Stock, $0.66 2/3 par value, authorized 300,000,000
         shares; 222,294,562 shares issued and 220,173,633 shares outstanding       148,197               148,197
     Capital in excess of par value                                                 302,554               302,432
     Accumulated deficit                                                           (493,908)             (494,912)
                                                                                -----------            ----------
                                                                                    (43,157)              (44,283)
                                                                                -----------            ----------
Less:
     Treasury stock, at cost (2,120,929 shares)                                      (2,996)               (2,996)
     Notes receivable from sale of Common Stock                                        (350)                 (350)
                                                                                -----------            ----------
         Total Shareholders' Deficiency                                             (46,503)              (47,629)
                                                                                -----------            ----------
         Total Liabilities and Shareholders' Deficiency                         $   108,814            $  114,618
                                                                                ===========            ==========

            See Notes to Condensed Consolidated Financial Statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        FOR THE 13- WEEKS ENDED    FOR THE 26- WEEKS ENDED
                                                                        -----------------------    -----------------------
                                                                                      JUNE 28,                    JUNE 28,
                                                                         JUNE 26,       2003       JUNE 26,         2003
                                                                           2004     AS RESTATED      2004       AS RESTATED
                                                                           ----         ----         ----           ----
NET REVENUES                                                            $  96,482    $ 105,883    $ 191,857      $ 207,412
                                                                        ---------    ---------    ---------      ---------
OPERATING COSTS AND EXPENSES:
     Cost of sales and operating expenses                                  58,009       66,291      117,294        131,398
     Special charges                                                           43          211           11            488
     Selling expenses                                                      25,754       26,922       49,029         51,100
     General and administrative expenses                                   10,419        9,491       20,786         20,746
     Depreciation and amortization                                          1,004        1,138        2,016          2,321
                                                                        ---------    ---------    ---------      ---------
                                                                           95,229      104,053      189,136        206,053
                                                                        ---------    ---------    ---------      ---------
INCOME FROM OPERATIONS                                                      1,253        1,830        2,721          1,359
     Gain on sale of Improvements                                              --           --           --          1,911
                                                                        ---------    ---------    ---------      ---------
INCOME BEFORE INTEREST AND INCOME TAXES                                     1,253        1,830        2,721          3,270
     Interest expense, net                                                    790        1,120        1,712          2,568
                                                                        ---------    ---------    ---------      ---------
INCOME BEFORE INCOME TAXES                                                    463          710        1,009            702
     (Benefit) provision for Federal income taxes                             (62)          --            1             --
     (Benefit) provision for state income taxes                               (38)          (5)           4             10
                                                                        ---------    ---------    ---------      ---------
NET INCOME AND COMPREHENSIVE INCOME                                           563          715        1,004            692
     Preferred stock dividends                                                 --        4,290           --          7,922
     Earnings applicable to Preferred Stock                                     1           --            2             --
                                                                        ---------    ---------    ---------      ---------
NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS                     $     562    $  (3,575)   $   1,002      $  (7,230)
                                                                        ---------    ---------    ---------      ---------
NET INCOME (LOSS) PER COMMON SHARE:
     Net income (loss) per common share - basic and diluted             $    0.00    $   (0.02)   $    0.00      $   (0.05)
                                                                        ---------    ---------    ---------      ---------
     Weighted average common shares outstanding -
     basic (thousands)                                                    220,174      138,316      220,174        138,316
                                                                        ---------    ---------    ---------      ---------
     Weighted average common shares outstanding -
     diluted (thousands)                                                  220,174      138,316      220,455        138,316
                                                                        ---------    ---------    ---------      ---------

            See Notes to Condensed Consolidated Financial Statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                                        FOR THE 26- WEEKS ENDED
                                                                                                        -----------------------
                                                                                                          JUNE 26,    JUNE 28,
                                                                                                            2004        2003
                                                                                                                     AS RESTATED
                                                                                                            ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                                $  1,004    $    692
Adjustments to reconcile net income to net cash provided (used) by operating activities:
     Depreciation and amortization, including deferred fees                                                  2,158       2,966
     Provision for doubtful accounts                                                                           268         298
     Special charges                                                                                            11         488
     Gain on the sale of Improvements                                                                           --      (1,911)
     Gain on the sale of property and equipment                                                                 --          (2)
     Compensation expense related to stock options                                                             122         341
Changes in assets and liabilities:
     Accounts receivable                                                                                       202       2,114
     Inventories                                                                                             4,820       3,418
     Prepaid catalog costs                                                                                  (3,835)     (1,844)
     Accounts payable                                                                                       (2,156)     (1,703)
     Accrued liabilities                                                                                      (914)    (11,082)
     Customer prepayments and credits                                                                          354       2,396
     Other, net                                                                                               (530)     (1,087)
                                                                                                          --------    --------
Net cash provided (used) by operating activities                                                             1,504      (4,916)
                                                                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property and equipment                                                                   (308)     (1,202)
     Proceeds from the sale of Improvements                                                                     --       2,000
     Costs related to the early release of escrow funds                                                         --         (89)
     Proceeds from disposal of property and equipment                                                           --           2
                                                                                                          --------    --------
Net cash (used) provided by investing activities                                                              (308)        711
                                                                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (payments) borrowings under Congress revolving loan facility                                       (1,050)      6,453
     Payments under Congress Tranche A term loan facility                                                     (996)       (994)
     Payments under Congress Tranche B term loan facility                                                     (900)       (900)
     Payments of long-term debt and capital lease obligations                                                 (362)         (6)
     Payment of debt issuance costs                                                                           (125)        (78)
     Refund (payment) of estimated Richemont tax obligation on Series B Participating Preferred
         Stock accretion                                                                                       347        (347)
                                                                                                          --------    --------
Net cash (used) provided by financing activities                                                            (3,086)      4,128
                                                                                                          --------    --------
Net decrease in cash and cash equivalents                                                                   (1,890)        (77)
Cash and cash equivalents at the beginning of the year                                                       2,282         785
                                                                                                          --------    --------
Cash and cash equivalents at the end of the period                                                        $    392    $    708
                                                                                                          ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
     Interest                                                                                             $  1,332    $  1,642
     Income taxes                                                                                         $      8    $    663
Non-cash investing and financing activities:

     Series B Participating Preferred Stock redemption price increase                                     $     --    $  7,575

            See Notes to Condensed Consolidated Financial Statements.

                      HANOVER DIRECT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Reference should be made to the annual financial statements, including the footnotes thereto, included in the Hanover Direct, Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended December 27, 2003, as amended. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial condition, results of operations and cash flows of the Company and its consolidated subsidiaries for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," the consolidated operations of the Company are reported as one segment.

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

      See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," found in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2003, as amended, for additional information relating to the Company's use of estimates and other critical accounting policies.

2.    RESTATEMENTS OF PRIOR PERIOD FINANCIAL STATEMENTS

      During the second quarter of 2004, the Company identified a revenue recognition cut-off issue that resulted in revenue being recorded in advance of the actual shipment of merchandise to the customer. The practice was stopped immediately. The impact of the restatement on the years ended December 30, 2000, December 29, 2001 and December 28, 2002 as well as the quarterly and year-to-date financial statements for each of the periods ended March 29, 2003, June 28, 2003, September 27, 2003 and December 27, 2003 is not material. The affected prior quarters' and annual periods' results have been restated as set forth below.

                                                              YEAR ENDED DECEMBER 30, 2000
                                                              ----------------------------
                                                                   AS
                                                               PREVIOUSLY
                                                                REPORTED       AS RESTATED
                                                                --------       -----------
                                                                     (IN THOUSANDS)
Accounts receivable, net                                        $  27,703       $  27,357
Inventory                                                       $  69,612       $  69,731
Total Current Assets                                            $ 128,446       $ 128,313
Accumulated Deficiency                                          $(471,651)      $(471,753)
Total Shareholders' Deficiency                                  $ (24,452)      $ (24,554)
Net revenues                                                    $ 603,014       $ 602,668
Loss before interest and income taxes                           $ (70,552)      $ (70,652)
Net loss and comprehensive income loss                          $ (80,800)      $ (80,900)
Net loss applicable to common shareholders                      $ (84,815)      $ (84,915)
Net loss per share-basic and diluted                            $   (0.40)      $   (0.40)

                                                              YEAR ENDED DECEMBER 29, 2001
                                                              ----------------------------
                                                                   AS
                                                               PREVIOUSLY
                                                                REPORTED       AS RESTATED
                                                                --------       -----------
                                                                     (IN THOUSANDS)
Net revenues                                                    $ 532,165       $ 532,519
Income before interest and income taxes                         $     804       $     906
Net loss and comprehensive income loss                          $  (5,845)      $  (5,743)
Net loss applicable to common shareholders                      $ (16,590)      $ (16,488)
Net loss per share-basic and diluted                            $   (0.08)      $   (0.08)

                                                              YEAR ENDED DECEMBER 28, 2002
                                                              ----------------------------
                                                                   AS
                                                               PREVIOUSLY
                                                                REPORTED       AS RESTATED
                                                                --------       -----------
                                                                     (IN THOUSANDS)
Accounts receivable, net                                        $  16,945       $  16,938
Inventory                                                       $  53,131       $  53,134
Total Current Assets                                            $  88,287       $  88,285
Accumulated Deficiency                                          $(486,627)      $(486,628)
Total Shareholders' Deficiency                                  $ (58,841)      $ (58,842)
Net revenues                                                    $ 457,644       $ 457,638
Net loss per share-basic and diluted                            $   (0.18)      $   (0.18)

                                                              QUARTER ENDED MARCH 29, 2003
                                                              ----------------------------
                                                                   AS
                                                               PREVIOUSLY
                                                                REPORTED       AS RESTATED
                                                                --------       -----------
                                                                     (IN THOUSANDS)
Accounts receivable, net                                        $  13,580       $  12,652
Inventory                                                       $  53,425       $  53,787
Total Current Assets                                            $  90,837       $  90,548
Accumulated Deficiency                                          $(486,435)      $(486,650)
Total Shareholders' Deficiency                                  $ (62,103)      $ (62,318)
Net revenues                                                    $ 102,474       $ 101,529
Income before interest and income taxes                         $   1,655       $   1,440
Net income (loss) and comprehensive income (loss)               $     192       $     (23)
Net loss applicable to common shareholders                      $  (3,440)      $  (3,655)
Net loss per share-basic and diluted                            $   (0.02)      $   (0.03)

                                                               QUARTER ENDED JUNE 28, 2003
                                                               ---------------------------
                                                                    AS
                                                               PREVIOUSLY
                                                                REPORTED       AS RESTATED
                                                                --------       -----------
                                                                     (IN THOUSANDS)
Accounts receivable, net                                        $  15,360       $  14,526
Inventory                                                       $  49,382       $  49,716
Total Current Assets                                            $  84,667       $  84,381
Accumulated Deficiency                                          $(485,745)      $(485,935)
Total Shareholders' Deficiency                                  $ (65,540)      $ (65,730)
Net revenues                                                    $ 105,765       $ 105,883
Income before interest and income taxes                         $   1,805       $   1,830
Net income and comprehensive income                             $     690       $     715
Net loss applicable to common shareholders                      $  (3,600)      $  (3,575)
Net loss per share-basic and diluted                            $   (0.02)      $   (0.02)

                                                                SIX MONTHS ENDED JUNE 28, 2003
                                                                ------------------------------
                                                                    AS
                                                                PREVIOUSLY
                                                                 REPORTED          AS RESTATED
                                                                 --------          -----------
                                                                        (IN THOUSANDS)
Net revenues                                                    $ 208,239          $ 207,412
Income before interest and income taxes                         $   3,460          $   3,270
Net income and comprehensive income                             $     882          $     692
Net loss applicable to common shareholders                      $  (7,040)         $  (7,230)
Net loss per share-basic and diluted                            $   (0.05)         $   (0.05)

                                                               QUARTER ENDED SEPTEMBER 27, 2003
                                                               --------------------------------
                                                                     AS
                                                                 PREVIOUSLY
                                                                  REPORTED       AS RESTATED
                                                                  --------       -----------
                                                                       (IN THOUSANDS)
Net revenues                                                      $  96,633       $  97,466
Income (loss) before interest and income taxes                    $     (64)      $     126
Net loss and comprehensive loss                                   $ (16,645)      $ (16,455)
Net loss applicable to common shareholders                        $ (16,645)      $ (16,455)
Net loss per share-basic and diluted                              $   (0.12)      $   (0.12)

                                                               NINE MONTHS ENDED SEPTEMBER 27, 2003
                                                               ------------------------------------
                                                                      AS
                                                                  PREVIOUSLY
                                                                   REPORTED           AS RESTATED
                                                                   --------           -----------
                                                                          (IN THOUSANDS)
Net revenues                                                      $ 304,872           $ 304,878
Net loss per share-basic and diluted                              $   (0.17)          $   (0.17)

                                                               QUARTER ENDED DECEMBER 27, 2003
                                                               -------------------------------
                                                                    AS
                                                                 PREVIOUSLY
                                                                  REPORTED       AS RESTATED
                                                                  --------       -----------
                                                                       (IN THOUSANDS)
Accounts receivable, net                                          $  14,335       $  13,802
Inventory                                                         $  41,576       $  41,794
Total Current Assets                                              $  73,952       $  73,774
Accumulated Deficiency                                            $(494,791)      $(494,912)
Total Shareholders' Deficiency                                    $ (47,508)      $ (47,629)
Net revenues                                                      $ 110,002       $ 109,469
Income before interest and income taxes                           $   4,621       $   4,500
Net income and comprehensive income                               $     364       $     243
Net income applicable to common shareholders                      $     364       $     243
Net income per share-basic and diluted                            $    0.00       $    0.00

                                                              YEAR ENDED DECEMBER 27, 2003
                                                              ----------------------------
                                                                   AS
                                                               PREVIOUSLY
                                                                REPORTED       AS RESTATED
                                                                --------       -----------
                                                                     (IN THOUSANDS)
Net revenues                                                    $ 414,874       $ 414,347
Income before interest and income taxes                         $   8,017       $   7,896
Net loss and comprehensive loss                                 $ (15,399)      $ (15,520)
Net loss applicable to common shareholders                      $ (23,321)      $ (23,442)
Net loss per share-basic and diluted                            $   (0.16)      $   (0.16)

                                                               QUARTER ENDED MARCH 27,2004
                                                              ----------------------------
                                                                   AS
                                                               PREVIOUSLY
                                                                REPORTED       AS RESTATED
                                                                --------       -----------
                                                                     (IN THOUSANDS)
Accounts receivable, net                                        $  12,614       $  12,145
Inventory                                                       $  37,646       $  37,835
Total Current Assets                                            $  71,293       $  71,152
Accumulated Deficiency                                          $(494,373)      $(494,470)
Total Shareholders' Deficiency                                  $ (47,086)      $ (47,183)
Net revenues                                                    $  95,312       $  95,375
Income before interest and income taxes                         $   1,445       $   1,468
Net income and comprehensive income                             $     418       $     441
Net income applicable to common shareholders                    $     417       $     440
Net income per share-basic and diluted                          $    0.00       $    0.00

      The restatements did not result in a change to the Company's cash flows during the restated periods; however it did result in technical defaults by the Company with its covenants under the Congress Credit Facility and the Term Loan Facility. Congress and Chelsey Finance have waived such defaults.

3.    DIVIDEND RESTRICTIONS

      The Company is restricted from paying dividends at any time on its Common Stock or from acquiring its Common Stock by certain debt covenants contained in agreements to which the Company is a party.

4.    NET INCOME (LOSS) PER COMMON SHARE

      Net income (loss) per common share is computed using the weighted average number of common shares outstanding in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("FAS 128"). Basic net income (loss) per common share is calculated by dividing net income (loss) available to common shareholders, reduced for participatory interests, by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of convertible stock or stock options. The computations of basic and diluted net income (loss) per common share are as follows (in thousands except per share amounts):

                                                        FOR THE 13- WEEKS ENDED      FOR THE 26- WEEKS ENDED
                                                        -----------------------      -----------------------
                                                        JUNE 26,      JUNE 28,       JUNE 26,      JUNE 28,
                                                          2004          2003           2004          2003
                                                                     AS RESTATED                  AS RESTATED
                                                          ----          ----           ----          ----
Net income                                              $     563     $     715      $   1,004     $     692
Less:
  Preferred stock dividends                                    --         4,290             --         7,922
  Earnings applicable to preferred stock                        1            --              2            --
                                                        ---------     ---------      ---------     ---------
Net income (loss) applicable to common shareholders     $     562     $  (3,575)     $   1,002     $  (7,230)
                                                        =========     =========      =========     =========
Basic net income (loss) per common share                $    0.00     $   (0.02)     $    0.00     $   (0.05)
                                                        =========     =========      =========     =========
Weighted-average common shares outstanding                220,174       138,316        220,174       138,316
                                                        =========     =========      =========     =========
Diluted net income (loss)                               $     562     $  (3,575)     $   1,002     $  (7,230)
                                                        =========     =========      =========     =========
Diluted net income (loss) per common share              $    0.00     $   (0.02)     $    0.00     $   (0.05)
                                                        =========     =========      =========     =========
Weighted-average common shares outstanding                220,174       138,316        220,174       138,316
Effect of Dilution:
Stock options                                                  --            --            281            --
                                                        ---------     ---------      ---------     ---------
Weighted-average common shares outstanding
assuming dilution                                         220,174       138,316        220,455       138,316
                                                        =========     =========      =========     =========

      Diluted net income (loss) per common share excluded incremental shares of
14.6 million and 14.4 million for the 13-week periods ended June 26, 2004 and June 28, 2003, respectively, and 12.3 million and 14.4 million incremental shares for the 26-week periods ended June 26, 2004 and June 28, 2003, respectively. These incremental shares were related to employee stock options and were excluded due to their antidilutive effect.

5.    COMMITMENTS AND CONTINGENCIES

      A class action lawsuit was commenced on March 3, 2000 in the District Court in Sequoyah County, Oklahoma entitled Edwin L. Martin v. Hanover Direct, Inc. and John Does 1 through 10 ("Martin"), which sets forth claims for breach of contract, unjust enrichment, recovery of money paid absent consideration, fraud and a claim under the New Jersey Consumer Fraud Act as a result of "insurance charges" paid to the Company by participants in the class action suit. The complaint alleges that the Company charges its customers for delivery insurance even though, among other things, the Company's common carriers already provide insurance and the insurance charge provides no benefit to the Company's customers. Plaintiff also seeks a declaratory judgment as to the validity of the delivery insurance. Plaintiff seeks an order (i) directing the Company to return to the plaintiff and class members the "unlawful revenue" derived from the insurance charges, (ii) declaring the rights of the parties, (iii) enjoining the Company from imposing an insurance charge, (iv) awarding threefold damages of less than $75,000 per plaintiff and per class member, and (v) awarding attorneys' fees and costs. On July 23, 2001, the Court certified a class comprised of all persons in the United States who are customers of any catalog or catalog company owned by the Company and who at any time purchased a product from any such company and paid money which was designated to be an `insurance charge.' The Company filed an appeal of the class certification. On January 20, 2004, the plaintiff filed a motion for oral argument on the appeal of the class certification. The Company believes it has defenses against the claims and plans to conduct a vigorous defense of this action. The Company believes that a loss is not probable; therefore, no accrual for potential losses was deemed necessary.

      On August 15, 2001, the Company was served with a summons and four-count complaint entitled Teichman v. Hanover Direct, Inc., Hanover Brands, Inc., Hanover Direct Virginia, Inc., and Does 1-100 ("Teichman"), which was subsequently expanded to include other Hanover Direct, Inc. subsidiaries as defendants. The complaint was filed by a California resident in the Superior Court for the City and County of San Francisco seeking damages and other relief for herself and a class of all others similarly situated arising out of the insurance fee charged by catalogs and Internet sites operated by subsidiaries of the Company. On May 14, 2002, as a result of the Company having filed a Motion to Stay the Teichman action in favor of the previously-filed Martin action and a Motion to Dismiss the case against Hanover Direct, Inc., Hanover Brands, Inc., and Hanover Direct Virginia, Inc. for lack of personal jurisdiction, the Court
(1)
granted the Company's Motion to Stay the action in favor of the previously-filed Martin action, and (2) granted the Company's Motion to Quash service, leaving only LWI Holdings, Hanover Company Store, Kitchen & Home, and Silhouettes as defendants. The Company believes it has defenses against the claims and plans to conduct a vigorous defense of this action. The Company believes that a loss is not probable; therefore, no accrual for potential losses was deemed necessary.

      A class action lawsuit was commenced on February 13, 2002 in the Superior Court of the State of California, City and County of San Francisco entitled Jacq Wilson, suing on behalf of himself, all others similarly situated, and the general public v. Brawn of California, Inc. dba International Male and Undergear, and Does 1-100 ("Brawn"). Does 1-100 are Internet and catalog direct marketers offering a selection of men's clothing, sundries, and shoes who advertise within California and nationwide. The complaint alleged that, for at least four years, members of the class had been charged an unlawful, unfair, and fraudulent insurance fee and tax on orders sent to them by Brawn; that Brawn was engaged in untrue, deceptive and misleading advertising in that it was not lawfully required or permitted to collect insurance, tax and sales tax from customers in California; and that Brawn has engaged in acts of unfair competition under the state's Business and Professions Code. Plaintiff and the class seek restitution and disgorgement of all monies wrongfully collected and earned by Brawn, including interest and other gains, reimbursement of the insurance charge with interest, an order enjoining Brawn from imposing insurance on its order forms; and compensatory damages, attorneys' fees, pre-judgment interest and costs of the suit. (Plaintiff lost at trial on the tax issue and has not appealed it so it is no longer among the issues being litigated in this case.) On November 25, 2003, the Court, after a trial, entered judgment for the plaintiff and the class, requiring Brawn, by June 30, 2004, to refund insurance charges collected from consumers for the period from February 13, 1998 through January 15, 2003 with interest from the date paid. On April 14, 2004, the Court awarded plaintiff's counsel approximately $445,000 of attorneys' fees. On April 23, 2004, the Company filed a Motion to Stay the enforcement of the insurance fees judgment pending resolution of the appeal, including a request to extinguish a lien filed on April 2, 2004, and including a request for a determination that an appellate bond will not be required by the Company. This motion was heard on May 11, 2004 and granted, the Court finding that enforcement of the judgment entered was stayed on January 23, 2004 when Brawn filed its Notice of Appeal. The Company has appealed the trial court's decision on the merits of the insurance fees issue as well as the decision on the attorneys' fees issue. On May 18, 2004, the Court of Appeals issued an Order consolidating the two appeals. The Company plans to conduct a vigorous defense of this action. The potential estimated exposure is in the range of $0 to $4.0 million. Based upon the Company's policy of evaluating accruals for legal liabilities, the Company has not established a reserve as a result of management determining that it is not probable that an unfavorable outcome will result.

      A class action lawsuit was commenced on October 28, 2002 in the Superior Court of New Jersey, Bergen County - Law Division entitled John Morris, individually and on behalf of all other persons & entities similarly situated v. Hanover Direct, Inc., and Hanover Brands, Inc. (referred to in this paragraph as "Hanover"). The plaintiff brought the action individually and on behalf of a class of all persons and entities in New Jersey who purchased merchandise from Hanover within six years prior to filing of the lawsuit and continuing to the date of judgment. On the basis of a purchase made by plaintiff in August 2002 of clothing from a Hanover men's division catalog, plaintiff alleged that Hanover had a policy and practice of improperly adding a charge for "insurance" to the orders it received, and concealed and failed to disclose the charge. Plaintiff claims that Hanover's conduct was in violation of the New Jersey Consumer Fraud Act as otherwise deceptive, misleading and unconscionable such as to constitute unjust enrichment of Hanover at the expense and to the detriment of plaintiff and the class and unconscionable per se under the Uniform Commercial Code for contracts related to the sale of goods. Plaintiff and the class seek damages equal to the amount of all insurance charges, interest thereon, treble and punitive damages, injunctive relief, costs and reasonable attorneys' fees, and such other relief as may be just, necessary and appropriate. On December 13, 2002, the Company filed a Motion to Stay the action pending resolution of the previously-filed Martin action in Oklahoma. The Court granted the Company's Motion to Stay and the case was stayed, and extended once, until March 31, 2004, at which time the stay was lifted. On April 30, 2004, the Company responded to Plaintiff's Amended Complaint. The case is in the discovery phase. The Company plans to conduct a vigorous defense of this action. The Company believes that a loss is not probable; therefore, no accrual for potential losses was deemed necessary.

      On June 28, 2001, Rakesh K. Kaul, the former President and Chief Executive Officer of the Company, filed a five-count complaint (the "Complaint") seeking damages and other relief arising out of his separation of employment from the Company. On or about July 13, 2004, a final judgment was entered whereby the Court ordered and adjudged that certain claims in the case are dismissed with prejudice and that Mr. Kaul is to recover from the Company $45,946, representing four weeks of vacation pay, together with interest thereon from December 5, 2000. The parties have agreed to a final payment, including interest, in the amount of $60,856. The Court is expected to shortly issue a final judgment implementing its summary judgment Opinion. Each party will have the right to appeal any aspect of that judgment. The Company has reserved $65,435 for payments due Mr. Kaul and the associated employer payroll taxes. Payment was made to Mr. Kaul on July 15, 2004 for the interest portion of the agreement and on July 16, 2004 for the four weeks vacation.

      The Company was named as one of 88 defendants in a patent infringement complaint filed on November 23, 2001 in the U.S. District Court in Arizona by the Lemelson Medical, Education & Research Foundation, Limited Partnership (the "Lemelson Foundation"). The complaint was not served on the Company until March 2002. In the complaint, the Lemelson Foundation accuses the named defendants of infringing seven U.S. patents, which allegedly cover "automatic identification" technology through the defendants' use of methods for scanning production markings such as bar codes. The Court entered a stay of the case on March 20, 2002, requested by the Lemelson Foundation, pending the outcome of a related case in Nevada being fought by bar code manufacturers. On January 23, 2004, the Nevada Court entered judgment declaring that the claims of each of the patents at issue in the Nevada case, including all seven patents asserted by the Lemelson Foundation against the Company in the Arizona case, are unenforceable under the doctrine of prosecution laches, are invalid for lack of written description and enablement, and are not infringed by the bar code equipment manufacturers. The Lemelson Foundation filed a notice of appeal before the deadline of May 28, 2004. The Arizona court confirmed that the stay of the Arizona case will extend until the entry of a final, non-appealable judgment in the Nevada litigation. The Company has analyzed the merits of the issues raised by the complaint, notified vendors of its receipt of the complaint and letter, evaluated the merits of joining a joint-defense group, and had discussions with attorneys for the Lemelson Foundation regarding their license offer. The Company will not agree to a settlement at this time and thus has not established a reserve. A preliminary estimate of the royalties and attorneys' fees, which the Company may pay if it decides to accept the license offer from the Lemelson Foundation, range from about $125,000 to $400,000. The Company believes it has defenses against the claims and plans to conduct a vigorous defense of this action. The Company believes that a loss is not probable; therefore, no accrual for potential losses was deemed necessary.

      In early March 2003, the Company learned that one of its business units had engaged in certain travel transactions that may have constituted violations under the provisions of U.S. government regulations promulgated pursuant to 50 U.S.C. App. 1-44, which proscribe certain transactions related to travel to certain countries. The Company immediately commenced an inquiry into the matter, incurred resulting charges, made an initial voluntary disclosure to the appropriate U.S. government agency under its program for such disclosures and will submit to that agency a detailed report on the results of the inquiry. In addition, the Company has taken steps to ensure that all of its business units are acting in compliance with the travel and transaction restrictions and other requirements of all applicable U.S. government programs. Although the Company is uncertain of the extent of the penalties, if any, that may be imposed on it by virtue of the transactions being voluntarily disclosed, it does not currently believe that any such penalties will have a material effect on its business or financial condition. The Company believes that a loss is not probable; therefore, no accrual for potential losses was deemed necessary.

      In addition, the Company is involved in various routine lawsuits of a nature that is deemed customary and incidental to its businesses. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Company's financial position or results of operations.

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

      As of June 26, 2004, a liability of approximately $2.0 million was included within Accrued Liabilities and a liability of approximately $2.6 million was included within Other Non-current Liabilities relating to future payments in connection with the Company's strategic business realignment program. They are expected to be satisfied no later than February 2010 and consist of the following (in thousands):

                                      SEVERANCE &  REAL ESTATE
                                       PERSONNEL     LEASE &
                                         COSTS      EXIT COSTS     TOTAL
                                         -----      ----------     -----

Balance at December 27, 2003            $   205      $ 5,589      $ 5,794

2004 revisions of previous estimate         (31)          42           11
Paid in 2004                               (174)      (1,013)      (1,187)
                                        -------      -------      -------

Balance at June 26, 2004                $    --      $ 4,618      $ 4,618
                                        =======      =======      =======

      A summary of the liability related to real estate lease and exit costs, by location, as of June 26, 2004 and December 27, 2003, is as follows (in thousands):

                                                            JUNE 26,  DECEMBER 27,
                                                              2004        2003
                                                              ----        ----
Gump's facility, San Francisco, CA                           $3,422      $3,788
Corporate facility, Weehawken, NJ                               943       1,447
Corporate facility, Edgewater, NJ                               166         261
Administrative and telemarketing facility, San Diego, CA         87          93
                                                             ------      ------
Total Real Estate Lease and Exit Costs                       $4,618      $5,589
                                                             ------      ------

7.    SALE OF IMPROVEMENTS BUSINESS

      On June 29, 2001, the Company sold certain assets and liabilities of its Improvements business to HSN, a division of USA Networks, Inc.'s Interactive Group, for approximately $33.0 million. In conjunction with the sale, the Company's Keystone Internet Services, Inc. subsidiary (now Keystone Internet Services, LLC, or "Keystone") agreed to provide telemarketing and fulfillment services for the Improvements business under a services agreement with HSN for a period of three years. Effective June 28, 2004, the services agreement was extended an additional two years through June 27, 2006.

      The asset purchase agreement between the Company and HSN provided that if Keystone failed to perform its obligations during the first two years of the services contract, HSN could receive a reduction in the original purchase price of up to $2.0 million. An escrow fund of $3.0 million, which was withheld from the original proceeds of the sale, had been established for a period of two years under the terms of an escrow agreement between LWI Holdings, Inc. (a wholly-owned subsidiary of the Company), HSN and The Chase Manhattan Bank as a result of these contingencies.

      On March 27, 2003, the Company and HSN amended the asset purchase agreement to provide for the release of the remaining $2.0 million balance of the escrow fund and to terminate the related escrow agreement. By agreeing to the terms of the amendment, HSN forfeited its ability to receive a reduction in the original purchase price of up to $2.0 million if Keystone failed to perform its obligations during the first two years of the services contract. In consideration for the release, Keystone issued a credit to HSN for $100,000, which could be applied by HSN against any invoices of Keystone to HSN. This credit was utilized by HSN during the March 2003 billing period. On March 28, 2003, the remaining $2.0 million escrow balance was received by the Company, thus terminating the escrow agreement.

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

8.    CHANGES IN MANAGEMENT AND BOARD OF DIRECTORS

PRESIDENT AND CHIEF EXECUTIVE OFFICER

      Thomas C. Shull. Thomas C. Shull resigned as Chairman of the Board, President and Chief Executive Officer of the Company on May 5, 2004. In connection with Mr. Shull's resignation, effective May 5, 2004, Mr. Shull and the Company entered into a General Release and Covenant Not to Sue (the "Shull Severance Agreement") in conjunction with Mr. Shull's resignation from all positions with the Company pursuant to which the Company agreed to pay to Mr. Shull $900,000 ("Severance") in multiple installments of which the first installment of $300,000 was paid on May 18, 2004 and the remaining $600,000 is to be payable in 16 installments of $35,625 payable every two weeks commencing May 21, 2004 with a final payment in the amount of $30,000 to be payable on or about December 31, 2004. In addition, the Company agreed to pay the cost of continuing Mr. Shull's group health and dental benefits under COBRA and Exec-U-Care plan coverage ("Benefits Continuation" and together with Severance, "Termination Benefits") for a period of eighteen months. Under the Shull Severance Agreement, the Company and Mr. Shull agreed that, except for the Termination Benefits and the reimbursement of previously submitted out-of-pocket expenses, no other monies or benefits will be due, become due or be paid to Mr. Shull by the Company; provided that Mr. Shull's options remain vested and exercisable in accordance with their terms. The Shull Severance Agreement contained a general release by Mr. Shull in favor of the Company, and a limited release by the Company of certain claims against Mr. Shull, and covenants not to sue. The Company accrued the $900,000 severance, as well as $26,795 of other benefits, in the second quarter of 2004.

      Wayne P. Garten. Wayne P. Garten was elected as President and Chief Executive Officer of the Company effective May 5, 2004. In connection with Mr. Garten's election, effective May 5, 2004, Mr. Garten and the Company entered into an Employment Agreement (the "Garten Employment Agreement") pursuant to which Mr. Garten is employed by the Company as its President and Chief Executive Officer, as described below. The term of the Garten Employment Agreement began on May 5, 2004 and will terminate on May 5, 2006 (the "Garten Employment Agreement Term"). Under the Garten Employment Agreement, Mr. Garten is to receive from the Company base compensation equal to $600,000 per annum, payable in accordance with the Company's normal payroll procedures ("Base Compensation"). Mr. Garten is to be provided with the employee benefits the Company provides to its other senior executives, including but not limited to four weeks of paid vacation per year and participation in such bonus plans with such targets as the Compensation Committee of the Board of Directors may approve in its sole discretion, determined in a manner consistent with bonus opportunities afforded to other senior executives under such plans. The Company is to reimburse Mr. Garten for his reasonable out-of-pocket expenses incurred in connection with his employment by the Company. In addition, the Company is also to reimburse Mr. Garten for up to $12,500 of attorneys' fees incurred by him in connection with legal advice relating to, and the negotiation of, the Garten Employment Agreement.

      Under the Garten Employment Agreement, upon the closing of any transaction within the Garten Employment Agreement Term that constitutes a "change of control" thereunder (as defined in the Garten Employment Agreement), the Company will be required to make a lump sum cash payment to Mr. Garten in the amount of 200% of his Base Compensation (a "Change of Control Payment") within 30 days of the closing of the transaction resulting in the "change of control."

      Under the Garten Employment Agreement, additional amounts are payable to Mr. Garten by the Company under certain circumstances upon the termination of the Garten Employment Agreement. If the termination is on account of the expiration of the Garten Employment Agreement Term and no "change of control" has occurred thereunder, Mr. Garten shall be entitled to receive, subject to his continued compliance with his confidentiality and nonsolicitation obligations under the Garten Employment Agreement, monthly severance payments at the rate of Mr. Garten's Base Compensation for a period of 18 months, payable in accordance with the Company's normal payroll practices and policies and continued coverage under the Company's health, life insurance and long-term disability benefit plans for the 18-month period immediately following the end of the Garten Employment Agreement Term. If the termination is on account of the Company's termination of Mr. Garten's employment "For Cause," Mr. Garten's resignation other than "For Good Reason," or on account of Mr. Garten's death or "Disability" (all as defined in the Garten Employment Agreement), no additional amount (other than payment of Base Compensation through the end of the month in which the termination occurred) shall be payable to Mr. Garten. If the termination is on account of Mr.

Garten's resignation For Good Reason, or the Company's termination of Mr. Garten's employment other than For Cause, and in either such case Mr. Garten has not received or become entitled to receive a Change of Control Payment, Mr. Garten shall receive, subject to his continued compliance with his confidentiality and nonsolicitation obligations under the Garten Employment Agreement, continued payments of his monthly Base Compensation for a period equal to 18 months, payable in accordance with the Company's normal payroll practices and policies, the pro rated portion of bonuses earned for the fiscal year in which the effective date of termination occurs pursuant to the Company's bonus plans, accrued vacation and continued coverage under the Company's health, life insurance and long-term disability benefit plans for the 18-month period immediately following Mr. Garten's resignation or termination, as applicable.

      Under the Garten Employment Agreement, the Company is required to maintain directors' and officers' liability insurance for Mr. Garten during the Garten Employment Agreement Term. The Company is also required to indemnify Mr. Garten in certain circumstances.

      Under the Garten Employment Agreement, on May 5, 2004, the Company granted Mr. Garten an option to purchase 1,000,000 shares of Common Stock under the Company's 2000 Management Stock Option Plan at a price of $0.195 per share, and, subject to approval by the shareholders at the 2004 Annual Meeting of Shareholders, an additional option to purchase an additional 1,000,000 shares of Common Stock at a price of $0.195 per share, which option was granted under a Stock Option Agreement between the Company and Mr. Garten outside the Company's 2000 Management Stock Option Plan. All such options vest over a two-year period; one-third of such options vested on the execution of the Garten Employment Agreement, one-third will vest on May 5, 2005 and the final one-third will vest on May 5, 2006; provided that all such options will vest in their entirety and become fully exercisable upon the earliest to occur of Mr. Garten's resignation "For Good Reason," the Company's termination of Mr. Garten's services under the Garten Employment Agreement other than "For Cause," or a "change of control" under the Garten Employment Agreement. The Company expensed $113,337 during the second quarter of 2004 related to Mr. Garten's stock option grants.

BOARD OF DIRECTORS

      Effective April 12, 2004, Paul S. Goodman joined the Company's Board of Directors as a designee of Chelsey Direct, LLC filling the vacancy created by the resignation effective February 15, 2004 of Martin L. Edelman from the Board of Directors. Thomas C. Shull resigned as Chairman of the Board, President and Chief Executive Officer of the Company on May 5, 2004. William B. Wachtel was elected as Chairman of the Board and Wayne P. Garten was elected as President and Chief Executive Officer of the Company effective the same date.

      On April 12, 2004, the Company issued options to purchase 50,000 shares of the Company's Common Stock to Mr. Goodman, the newly-appointed Board member, at a price of $0.23 per share and services rendered.

      On July 30, 2004, Basil P. Regan resigned as a member of the Company's Board of Directors. As a result, Mr. Regan has advised the Company that he will not be standing for reelection at the Company's August 12, 2004 Annual Meeting of Shareholders. Mr. Regan continues to have the right, which is required to be exercised as promptly as practicable, to appoint a designee to the Company's Board of Directors until November 30, 2005 pursuant to the Company's Corporate Governance Agreement dated as of November 30, 2003 among the Company, Chelsey Direct, LLC, Stuart Feldman, Regan Partners L.P., Regan International Fund Limited and Basil P. Regan so long as the Regan group collectively owns at least 29,128,762 shares of Common Stock of the Company (as adjusted for stock splits and the like).

9.    RECENTLY ISSUED ACCOUNTING STANDARDS

      The Company accounts for goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized but reviewed for impairment if impairment indicators arise and, at a minimum, annually. During the second quarters of 2004 and 2003, the Company completed its annual reviews of goodwill, which did not result in an impairment charge.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, many of which had been previously classified as equity or between the liabilities and equity sections of the Condensed Consolidated Balance Sheet. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The standard is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of SFAS 150 and still existing at the beginning of the interim period of adoption. The Company adopted the provisions of SFAS 150, which resulted in the reclassification of its Series B Participating Preferred Stock to a liability rather than between the liabilities and equity sections of the Condensed Consolidated Balance Sheet. Based upon the requirements set forth by SFAS 150, this reclassification was subject to implementation beginning on June 29, 2003. Upon implementation of SFAS 150, the Company reflected subsequent increases in liquidation preference as an increase in Total Liabilities with a corresponding reduction in capital in excess of par value because the Company has an accumulated deficit. Accretion was recorded as interest expense.

      On March 31, 2004, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128" ("EITF 03-6"). SFAS 128 defines earnings per share ("EPS") as "the amount of earnings attributable to each share of common stock" and indicates that the objective of EPS is to measure the performance of an entity over the reporting period. SFAS 128 addresses conditions under which a participating security requires the use of the two-class method of computing EPS. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common shareholders, but does not require the presentation of basic and diluted EPS for securities other than common stock. The Company's Series C Participating Preferred Stock is a participating security and, therefore, the Company calculates EPS utilizing the two-class method, however, it has chosen not to present basic and diluted EPS for its preferred stock.

10.   AMENDMENTS TO CONGRESS LOAN AND SECURITY AGREEMENT

      Concurrent with the closing of the Term Loan Facility on July 8, 2004 with Chelsey Finance (see Note 14), the Company amended its existing senior credit facility (the "Congress Credit Facility") with Congress Financial Corporation ("Congress") to (1) release certain existing availability reserves and remove the excess loan availability covenant, increasing availability to the Company by approximately $10 million, (2) reduce the amount of the maximum credit, the revolving loan limit and the inventory and accounts sublimits of the borrowers,
(3) defer for three months the payment of principal with respect to the Tranche A Term Loan, (4) permit the secured indebtedness to Chelsey Finance arising under the Term Loan Facility, (5) modify certain provisions of the Congress Credit Facility with respect to asset sales and the application of proceeds thereof by borrowers, (6) extend the term of the Congress Credit Facility until July 8, 2007, and (7) amend certain other provisions of the Congress Credit Facility. In addition, Congress consented to (a) the issuance by the Company of the Common Stock Warrant, the Series D Preferred Stock Warrant, the Common Stock pursuant to the Common Stock Warrant and the Series D Preferred Stock pursuant to the Series D Preferred Stock Warrant (see note 14), (b) the filing of the Certificate of Designation of the Series D Preferred Stock, (c) the proposed reverse split and the Company making payments in cash to holders of Common Stock to repurchase fractional shares of such Common Stock from such shareholders as contemplated by the proposed reverse split (pending shareholder approval at the August 2004 shareholder meeting), (d) certain amendments to the Company's Certificate of Incorporation, and (e) the issuance by the Company of Common Stock to Chelsey Finance as payment of a waiver fee. The amendment required the payment of fees to Congress in the amount of $400,000.

      As of June 26, 2004, the Company had $18.5 million of cumulative borrowings outstanding under the Congress Credit Facility, comprising $7.9 million of short-term borrowings under the Revolving Loan Facility, bearing an interest rate of 4.50%, $5.5 million under the Tranche A Term Loan, bearing an interest rate of 4.75%, and $5.1 million under the Tranche B Term Loan, bearing an interest rate of 13.0%. The Tranche B Term Loan, originally scheduled to be repaid in January 2007, was repaid in full on July 9, 2004. Of the total borrowings on June 26, 2004, $11.7 million is classified as short-term, and $6.8 million classified as long-term, on the Company's Condensed Consolidated Balance Sheet. As of December 27, 2003, the Company had $21.5 million of borrowings outstanding under the Congress Credit Facility comprising $9.0 million of short-term borrowings under the revolving loan facility, bearing an interest rate of 4.50%, $6.5 million under the Tranche A Term Loan, bearing an interest rate of 4.75%, and $6.0 million under the Tranche B Term Loan, bearing an interest rate of 13.0%. Of the aggregate borrowings at December 27, 2003, $12.8 million is classified as short-term, and $8.7 million classified as long-term, on the Company's Condensed Consolidated Balance Sheet. Remaining availability under the Congress Credit Facility as of June 26, 2004 was $5.1 million. On or before August 15, 2004, the Company is required to enter into a restatement of the loan agreement with Congress requiring no changes to the terms of the current agreement.

      On April 14, 2004, the judge in the Wilson case (See Note 5) ruled on a motion filed by the plaintiff requesting attorneys' fees and costs, awarding plaintiff's counsel approximately $445,000. Prior thereto, on November 25, 2003, the Court entered judgment in the Wilson case in plaintiff's favor requiring the Company's Brawn of California subsidiary, which operates the International Male catalog business, to refund insurance fees collected from consumers for the period from February 13, 1998 through January 15, 2003 with interest from the date paid by June 30, 2004. The Company is appealing both of these decisions. On or about April 2, 2004, plaintiff's counsel filed a lien against Brawn of California's real property assets in the State of California with respect to the insurance fees judgment, which has subsequently been extinguished. Both the award of attorneys' fees and costs of $445,000 and the filing of a lien by plaintiff's counsel against Brawn of California's assets for the insurance fees judgment constituted defaults by the Company under the Congress Credit Facility. Congress agreed to conditionally waive such defaults so long as (1) the Company is diligently defending the Wilson action by all appropriate proceedings and sets aside adequate reserves in accordance with GAAP, (2) no action shall be taken by the plaintiff in the Wilson action against any collateral of Brawn of California or any other borrower or guarantor under the Congress Credit Facility, (3) Brawn shall not enter into any settlement agreement with the plaintiff in the Wilson action without prior written consent of Congress, (4) Congress' security interests remain senior to any interest of the plaintiff in the Wilson action, and (5) no other event of default exists or occurs. The Company believes that it may be a number of years before all appeals in the Wilson action are exhausted and continues to believe that an unfavorable outcome to the Company is not probable.

11.   SERIES B PARTICIPATING PREFERRED STOCK

      On December 19, 2001, as part of the Company's transaction (the "Richemont Transaction") with Richemont Finance S.A. ("Richemont"), the Company issued to Richemont 1,622,111 shares of Series B Participating Preferred Stock. The Series B Participating Preferred Stock had a par value of $0.01 per share.

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

      As a result of filings made by Richemont and certain related parties with the Securities and Exchange Commission on May 21, 2003, the Company learned that Richemont sold to Chelsey, on May 19, 2003, all of Richemont's securities in the Company consisting of 29,446,888 shares of Common Stock and 1,622,111 shares of

Series B Participating Preferred Stock for $40 million. The Company was not a party to such transaction and did not provide Chelsey with any material, non-public information in connection with such transaction, nor did the Company's Board of Directors endorse the transaction. As a result of the transaction, Chelsey succeeded to Richemont's rights in the Common Stock and the Series B Participating Preferred Stock, including the right of the holder of the Series B Participating Preferred Stock to a liquidation preference with respect to such shares which was equal to $98,202,600 on May 19, 2003, the date of the sale of the shares, and which could have increased to and capped at $146,168,422 on August 23, 2005, the final redemption date of the Series B Participating Preferred Stock.

      On November 30, 2003, the Company consummated the transactions contemplated by the Recapitalization Agreement, dated as of November 18, 2003, with Chelsey and recapitalized the Company, completed the reconstitution of the Board of Directors of the Company and settled outstanding litigation between the Company and Chelsey (the "Recapitalization").

      In the transaction, the Company exchanged all of the 1,622,111 outstanding shares of the Series B Participating Preferred Stock held by Chelsey for the issuance to Chelsey of 564,819 shares of newly created Series C Participating Preferred Stock and 81,857,833 additional shares of Common Stock of the Company.

      Effective upon the closing of the transactions contemplated by the Recapitalization Agreement, the size of the Board of Directors was increased to nine (9) members. For a period of two (2) years from the closing of the Recapitalization, five (5) of the nine (9) directors of the Company will at all times be directors of the Company designated by Chelsey and one (1) of the nine
(9) directors of the Company will at all times be a director of the Company designated by Regan Partners.

      Because its Series B Participating Preferred Stock was mandatorily redeemable and thus accounted for as a liability, the Company accounted for the exchange of the 1,622,111 outstanding shares of its Series B Participating Preferred Stock held by Chelsey for the issuance of the 564,819 shares of newly-created Series C Participating Preferred Stock and the 81,857,833 additional shares of Common Stock of the Company to Chelsey in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." As such, the $107.5 million carrying value of the Series B Participating Preferred Stock as of the consummation date of the exchange was compared with the fair value of the Common Stock of approximately $19.6 million issued to Chelsey as of the consummation date and the total maximum potential cash payments of approximately $72.7 million that could be made pursuant to the terms of the Series C Participating Preferred Stock. Since the carrying value, net of issuance costs of approximately $1.3 million, exceeded these amounts by approximately $13.9 million, pursuant to SFAS No. 15, such excess was determined to be a "gain" and the Series C Participating Preferred Stock was recorded at the amount of total potential cash payments (including dividends and other contingent amounts) that could be required pursuant to its terms. Since Chelsey was a significant stockholder at the time of the exchange and, as a result, a related party, the "gain" was recorded to "Capital in Excess of Par Value" within "Shareholders' Deficiency" on the accompanying Condensed Consolidated Balance Sheets.

12.   SERIES C CUMULATIVE PARTICIPATING PREFERRED STOCK

      On November 30, 2003, as part of the Recapitalization, the Company issued to Chelsey 564,819 shares of Series C Participating Preferred Stock. The Series C Participating Preferred Stock has a par value of $.01 per share. The holders of the Series C Participating Preferred Stock are entitled to one hundred votes per share on any matter on which the Common Stock votes and are entitled to one hundred votes per share plus that number of votes as shall equal the dollar value of any accrued, unpaid and compounded dividends with respect to such share. The holders of the Series C Participating Preferred Stock are also entitled to vote as a class on any matter that would adversely affect the Series C Participating Preferred Stock. In addition, in the event that the Company defaults on its obligations under the Certificate of Designations, the Recapitalization Agreement or the Congress Credit Facility, then the holders of the Series C Participating Preferred Stock, voting as a class, shall be entitled to elect twice the number of directors as comprised the Board of Directors on the default date, and such additional directors shall be elected by the holders of record of Series C Participating Preferred Stock as set forth in the Certificate of Designations.

      In the event of the liquidation, dissolution or winding up of the Company, effective through December 31, 2005, the holders of the Series C Participating Preferred Stock are entitled to a liquidation preference of $100 per share, or an aggregate amount of $56,481,900. Effective October 1, 2008, the maximum aggregate amount of the liquidation preference is $72,689,337, which would occur if the Company elects to accrue unpaid dividends as mentioned below.

      Commencing January 1, 2006, dividends will be payable quarterly on the Series C Participating Preferred Stock at the rate of 6% per annum, with the preferred dividend rate increasing by 1 1/2% per annum on each subsequent January 1 until redeemed. At the Company's option, in lieu of cash dividends, the Company may instead elect to cause accrued and unpaid dividends to compound at a rate equal to 1% higher than the applicable cash dividend rate. The Series C Participating Preferred Stock is entitled to participate ratably with the Common Stock on a share for share basis in any dividends or distributions paid to or with respect to the Common Stock. The right to participate has anti-dilution protection. The Congress Credit Facility and the Term Loan Facility currently prohibit the payment of dividends.

      The Series C Participating Preferred Stock may be redeemed in whole and not in part, except as set forth below, at the option of the Company at any time for the liquidation preference and any accrued and unpaid dividends (the "Redemption Price"). The Series C Participating Preferred Stock, if not redeemed earlier, must be redeemed by the Company on January 1, 2009 (the "Mandatory Redemption Date") for the Redemption Price. If the Series C Participating Preferred Stock is not redeemed on or before the Mandatory Redemption Date, or if other mandatory redemptions are not made, holders of the Series C Participating Preferred Stock will be entitled to elect one-half (1/2) of the Company's Board of Directors. Notwithstanding the foregoing, the Company will redeem the maximum number of shares of Series C Participating Preferred Stock as possible with the net proceeds of certain asset and equity sales not required to be used to repay Congress pursuant to the terms of the 19th Amendment to the Loan and Security Agreement with Congress (as modified by the 29th Amendment to the Loan and Security Agreement), and Chelsey will be required to accept such redemptions, as set forth in Section 5 of the Certificate of Designations of the Series C Participating Preferred Stock.

      Pursuant to the terms of the Certificate of Designations of the Series C Participating Preferred Stock, the Company's obligation to pay dividends on or redeem the Series C Participating Preferred Stock is subject to its compliance with its agreements with Congress and Chelsey Finance.

13.   AMERICAN STOCK EXCHANGE NOTIFICATION

      The Company received a letter dated May 21, 2004 (the "Letter") from the American Stock Exchange (the "Exchange") advising that a review of the Company's Form 10-K for the period ended December 27, 2003 indicates that the Company does not meet certain of the Exchange's continued listing standards as set forth in
Part 10 of the Exchange's Company Guide. Specifically, the Company is not in compliance with Section 1003(a)(i) of the Company Guide with shareholders' equity of less than $2,000,000 and losses from continuing operations and/or net losses in two out of its three most recent fiscal years; and Section 1003(a)(ii) of the Company Guide with shareholders' equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of its four most recent fiscal years; and Section 1003(a)(iii) of the Company Guide with shareholders' equity of less than $6,000,000 and losses from continuing operations and/or net losses in its five most recent fiscal years. The Exchange requested that the Company contact the Exchange by June 4, 2004 to confirm receipt of the Letter, discuss any possible financial data of which the Exchange's staff may be unaware, and indicate whether or not the Company intends to submit a plan of compliance. In order to maintain its listing on the Exchange, the Company had to submit a plan to the American Stock Exchange by June 22, 2004, advising the Exchange of action it has taken, or will take, that would bring it into compliance with the continued listing standards of the Exchange by November 21, 2005 (18 months of receipt of the Letter). The Company submitted a plan to the Exchange on June 22, 2004 and on August 3, 2004 the Exchange notified the Company that it accepted the Company's plan of compliance and granted the Company an extension of time until November 21, 2005 to regain compliance with the continued listing standards. The Company will be subject to periodic review by Exchange staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period on November 21, 2005 could result in the Company being delisted from the Exchange. There can be no assurance that the Company will be able to maintain the listing of its Common Stock on the Exchange.

14.   SUBSEQUENT EVENTS

TERM LOAN FACILITY WITH CHELSEY FINANCE

      On July 8, 2004, the Company completed a $20 million junior secured term loan facility (the "Term Loan

Facility") with Chelsey Finance, LLC ("Chelsey Finance"), an affiliate of its controlling shareholder, Chelsey Direct LLC ("Chelsey"). The Term Loan Facility is for a three-year term, subject to earlier maturity upon the occurrence of a change in control or sale of the Company (as defined), and carries an interest rate of 5% above the prime rate publicly announced by Wachovia Bank, N.A., which is calculated and payable monthly. The Term Loan Facility is secured by a second priority lien on the assets of the Company. In connection therewith, Chelsey Finance concurrently entered into an intercreditor and subordination agreement with the Company's senior secured lender, Congress.

      In consideration for providing the Term Loan Facility to the Company, Chelsey Finance received a closing fee of $200,000, which was paid in cash, and will receive a warrant (the "Common Stock Warrant") to purchase 30% of the fully diluted shares of Common Stock of the Company, which the Company believes would be equivalent to the issuance of an additional 10,247,210 shares of Common Stock (adjusted for the proposed one-for-ten reverse split of the Company's Common Stock) at an exercise price of $.01 per share. Pending shareholder approval of such issuance at the Company's Annual Meeting of Shareholders scheduled for August 12, 2004, Chelsey Finance received a warrant (the "Series D Preferred Warrant") to purchase a newly-issued series of nonvoting preferred stock of the Company, called Series D Participating Preferred Stock (the "Series D Preferred Stock"), that will be automatically exchanged for the Common Stock Warrant upon the receipt of shareholder approval of the issuance thereof at the Company's Annual Meeting of Shareholders. See the Series D Participating Preferred Stock discussion below for a description of the terms of the Series D Preferred Stock. In connection with the closing of the Term Loan Facility, Chelsey received a waiver fee equal to 1% of the liquidation preference of the Company's outstanding Series C Participating Preferred Stock, payable in Common Stock of the Company, or 4,344,762 additional shares of Common Stock (calculated based upon the fair market value thereof two business days prior to the closing date), in consideration for the waiver by Chelsey of its blockage rights over the issuance of senior securities.

      As part of the Term Loan Facility, the Company and its subsidiaries agreed to indemnify Chelsey Finance and its affiliates and each of its and their respective directors, officers, partners, attorneys and advisors from any losses suffered arising out of, in any way related to or resulting from the Term Loan Facility and the related agreements and the transactions contemplated thereby other than liabilities resulting from such parties' gross negligence or willful misconduct. The indemnification agreement is not limited as to term and does not include any limitations on maximum future payments thereunder.

      The terms of the Term Loan Facility with Chelsey Finance were approved by the Company's Audit Committee, all of whose members are independent, and the Company's Board of Directors.

      On July 8, 2004, proceeds from the Term Loan Facility with Chelsey Finance were used to repay, in full, the Tranche B Term Loan of approximately $4.9 million under the Congress Credit Facility (see Note 10) and the balance will be used to pay fees and expenses in connection with the transactions and will provide ongoing working capital for the Company which will be used to reduce outstanding payables. The Term Loan Facility, together with the concurrent amendment of the Congress Credit Facility discussed in Note 10, has increased the Company's liquidity by approximately $25 million.

SERIES D PARTICIPATING PREFERRED STOCK

      On the closing of the Term Loan Facility, Chelsey Finance received the Series D Preferred Warrant, which entitles Chelsey Finance to purchase 100 shares of a newly issued series of non-voting preferred stock, the Series D Preferred Stock, as part of the consideration for providing the Term Loan Facility. The Series D Preferred Warrant will be automatically exchanged for the Common Stock Warrant (see discussion above) upon receipt of shareholder approval thereof at the 2004 Annual Meeting of Shareholders. The Common Stock Warrant will entitle Chelsey Finance to purchase 30% of the fully diluted shares of Common Stock of the Company at an exercise price of $.01 per share, which the Company believes would be equivalent to the issuance of an additional 10,247,210 shares of Common Stock (adjusted for the proposed one-for-ten reverse split of the Company's Common Stock). The Series D Preferred Warrant may not be exercised prior to September 30, 2004.

      The Series D Preferred Stock has a par value of $.01 per share. The holders of the Series D Preferred Stock have no voting rights except the right to vote as a class on certain matters that would adversely affect the rights of the Series D Preferred Stock.

      In the event of the liquidation, dissolution or winding up of the Company, the holders of the Series D Preferred Stock are entitled to a liquidation preference equal to the fair market value of the Common Stock Warrant on July 8, 2004, or $81,868.40 per share ($8.2 million in the aggregate), plus declared but unpaid dividends thereon. The holders of the Series D Preferred Stock will be entitled to participate in dividends equal to the liquidation preference plus the amount of any declared but unpaid dividends thereon as of the record date, multiplied by the dividend yield of a share of Common Stock as of the close of the business day immediately preceding the record date for the dividend on the Common Stock.

      At the election of the holders of a majority of the shares of Series D Preferred Stock, in the event of the approval by the shareholders of the Company of a sale of the Company or substantially all of its assets or certain mergers, or upon the election of any holder following a Change of Control (as defined), such transaction will be treated as a liquidation and entitle such holders to have their shares of Series D Preferred Stock redeemed for an amount equal to the liquidation preference plus declared but unpaid dividends thereon.

      The Series D Preferred Stock is entitled to participate with the Common Stock in any dividends or distributions paid to or with respect to the Common Stock based upon the liquidation preference per share of Series D Preferred Stock times a fraction, the numerator of which is the dividend per share of Common Stock and the denominator is the fair market value of the Common Stock immediately prior to the record date for the dividend. The Company's credit agreements with Congress and Chelsey Finance currently prohibit the payment of dividends.

      The Series D Preferred Stock may be redeemed in whole and not in part, except as set forth below, at the option of the Company at any time for the liquidation preference plus any declared but unpaid dividends (the "Redemption Price"). The Series D Preferred Stock, if not redeemed earlier, must be redeemed by the Company out of the proceeds of certain equity sales, and any remaining outstanding shares shall be redeemed on January 1, 2009 (the "Mandatory Redemption Date") for the Redemption Price.

      Pursuant to the terms of the Certificate of Designations of the Series D Preferred Stock, the Company's obligation to pay dividends on or redeem the Series D Preferred Stock is subject to compliance with its credit agreements with Congress and Chelsey Finance.

                            ------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following table sets forth, for the fiscal periods indicated, the percentage relationship to net revenues of certain items in the Company's Condensed Consolidated Statements of Income (Loss):

                                                               13- WEEKS ENDED           26- WEEKS ENDED
                                                               ---------------           --------- ------
                                                                         June 28,                 June 28,
                                                            June 26,       2003       June 26,      2003
                                                              2004     As Restated      2004    As Restated
                                                              ----     -----------      ----    -----------
Net revenues                                                 100.0%       100.0%       100.0%      100.0%
Cost of sales and operating expenses                          60.1         62.6         61.1        63.4
Special charges                                                0.0          0.2          0.0         0.2
Selling expenses                                              26.7         25.4         25.6        24.6
General and administrative expenses                           10.9          9.0         10.8        10.0
Depreciation and amortization                                  1.0          1.1          1.1         1.1
Income from operations                                         1.3          1.7          1.4         0.7
Gain on sale of Improvements                                   0.0          0.0          0.0         0.9
Interest expense, net                                          0.8          1.1          0.9         1.3
(Benefit) provision for Federal and state income taxes        (0.1)         0.0          0.0         0.0
Net income and comprehensive income                            0.6%         0.6%         0.5%        0.3%

EXECUTIVE SUMMARY

      The Company's second quarter results were negatively impacted by low inventory levels which resulted in substantially increased backorder levels, lower initial customer order fill rates and higher customer order cancellations. The low inventory levels were caused by the Company's reduced borrowing availability under the Congress Credit Facility and tighter vendor credit. In order to alleviate these situations, the Company entered into a new $20 million Term Loan Facility with Chelsey Finance on July 8, 2004 and concurrently amended the terms of the Congress Credit Facility. The additional working capital will provide the Company with the ability to restore inventory to adequate levels in order to fulfill demand, reduce existing backorder levels and increase initial customer order fill rates to more normal levels. In addition, the increased working capital will allow the Company to circulate more catalogs in order to grow the business.

      On May 5, 2004, Wayne P. Garten was appointed President and Chief Executive Officer ("CEO") of the Company succeeding Thomas C. Shull. The Company accrued $0.9 million in severance and other benefit costs during the second quarter associated with the resignation of Mr. Shull.

      During the second quarter of 2004, the Company identified a revenue recognition cut-off issue that resulted in revenue being recorded in advance of the actual shipment of merchandise to the customer. The practice was stopped immediately and the Company implemented procedures to ensure that this issue does not recur. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for the required restatements.

      The Company announced on June 30, 2004, its intention to consolidate the operations of the LaCrosse, Wisconsin fulfillment centers into the Roanoke, Virginia fulfillment center over the next twelve months. The consolidation of operations was prompted by the lack of sufficient warehouse space in the leased Wisconsin facilities to support the growth of The Company Store and to reduce the overall cost structure of the Company.

      A review of the management structure leading the operations of both the Domestications and The Company Store brands determined the need for a separate management team to guide each brand. The size and diversity of the brands were the primary factors influencing the decision. The Company hired an individual to fill the brand president level position for Domestications in mid-July. While the new president assembles a management team and implements changes throughout the business, circulation will be decreased in the short-term to stabilize the brand;

therefore, it is expected that sales for Domestications will be lower than the prior year comparable periods for the remainder of the year.

RESULTS OF OPERATIONS - 13- WEEKS ENDED JUNE 26, 2004 COMPARED WITH THE 13-WEEKS ENDED JUNE 28, 2003 AS RESTATED

      Net Income (Loss). The Company reported net income applicable to common shareholders of $0.5 million or $0.00 per share for the 13- weeks ended June 26, 2004 compared with a net loss of $3.6 million, or $0.02 per share, for the comparable fiscal period in 2003.

      The $4.1 million increase in net income applicable to common shareholders was primarily due to:

      - A favorable impact of $4.3 million due to the Recapitalization and exchange of the Series B Participating Preferred Stock for the Series C Participating Preferred Stock with Chelsey. During the 13-weeks ended June 28, 2003 Preferred Stock dividends and accretion were recorded relating to the Series B Participating Preferred Stock. The Series C Participating Preferred Stock has been recorded at the maximum amount of future cash payments; thus, the Company is currently not required to record interest expense relating to the Series C Participating Preferred Stock;

      - A favorable impact of $1.2 million due to continued reductions in cost of sales and operating expenses primarily associated with reductions in product postage costs and inventory write-downs;

      - A favorable impact of $1.1 million due to an increase in product sales margins primarily associated with the shift from domestic to foreign-sourced goods;

      - A favorable impact of $0.3 million due to reductions in interest resulting from lower average borrowings and deferred amendment fees which have been fully amortized relating to the Congress Credit Facility;

      - A favorable impact of $0.2 million due to the reduction of special charges recorded;

      - A favorable impact of $0.1 million due to a reduction in the estimated effective tax rate for fiscal 2004; and

      - A favorable impact of $0.1 million due to a decrease in depreciation and amortization.

      Partially offset by:

      - An unfavorable impact of $1.2 million due to increases in selling expenses primarily associated with increases in third-party Web site fees, catalog preparation costs and postage costs for mailing catalogs;

      - An unfavorable impact of $1.0 million due to increases in general and administrative expenses resulting from severance related to the resignation of the former President and Chief Executive Officer and compensation costs incurred on the appointment of his successor;

      - An unfavorable impact of $0.8 million due to a benefit recognized during the second quarter of 2003 from the revision of the Company's vacation and sick policy; and

      - An unfavorable impact of $0.2 million due to a reduction in variable contribution associated with the decline in net revenues.

      Net Revenues. Net revenues decreased $9.4 million (8.9%) for the 13-week period ended June 26, 2004 to $96.5 million from $105.9 million for the comparable fiscal period in 2003. Due to lower inventory levels across all brands resulting from the Company's reduced borrowing availability and tighter vendor credit, the Company experienced a decline in product fill rates caused by increases in backorders and cancellations. In addition, the decrease was due to a continued reduction in circulation for Domestications in order to limit the investment in catalog production costs and working capital necessary to maintain its inventory. For the balance of 2004, Domestications' circulation will be decreased while changes are implemented to stabilize the brand. Internet sales continued to grow, not withstanding the negative impact of low inventory levels, and comprised 31.1% of combined Internet and catalog revenues for the 13- weeks ended June 26, 2004 compared with 27.5% for the comparable fiscal period in 2003, and have increased by approximately $0.8 million, or 2.9%, to $28.3 million for the 13-week period ended June 26, 2004 from $27.5 million for the comparable fiscal period in 2003.

      Cost of Sales and Operating Expenses. Cost of sales and operating expenses decreased by $8.3 million to $58.0 million for the 13- weeks ended June 26, 2004 as compared with $66.3 million for the comparable period in 2003. Cost of sales and operating expenses decreased to 60.1% of net revenues for the 13-week period ended June 26, 2004 as compared with 62.6% of net revenues for the comparable period in 2003. As a percentage of net revenues, this decrease was primarily due to a decline in merchandise costs associated with a shift from domestic to foreign-sourced goods that have higher product margins for The Company Store and Domestications (1.1%), a decrease in product postage costs resulting from utilizing more economical shipping sources and methods (1.0%), a decrease in inventory write-downs due to less slow moving inventory that would be required to be discounted and increasing sales of clearance merchandise through the Internet, which has less variable costs than utilizing catalogs as the clearance avenue (0.7%), and a decrease in information technology costs due to declines in equipment rentals and maintenance (0.1%). These reductions were partially offset by an increase in fixed distribution and telemarketing costs (0.4%).

      Special Charges. In December 2000, the Company began a strategic business realignment program that resulted in the recording of special charges for severance, facility exit costs and fixed asset write-offs. The actions related to the strategic business realignment program were taken in an effort to direct the Company's resources primarily towards a loss reduction strategy and a return to profitability. Special charges decreased by $0.2 million for the 13- weeks ended June 26, 2004 as compared with the comparable period in fiscal 2003. During the 13- weeks ended June 28, 2003, $0.2 million of costs were incurred to revise estimated losses related to sublease arrangements in connection with the office facilities in San Francisco, California. For the 13- weeks ended June 26, 2004, additional costs of less than $0.1 million were incurred relating to real estate lease and exit costs associated with the Weehawken, New Jersey and San Diego, California facilities.

      Selling Expenses. Selling expenses decreased by $1.1 million to $25.8 million for the 13- weeks ended June 26, 2004 as compared with $26.9 million for the comparable period in 2003. Selling expenses increased to 26.7% of net revenues for the 13- weeks ended June 26, 2004 from 25.4% for the comparable period in 2003. As a percentage of net revenues, this change was due primarily to an increase in fees paid to third-party Web sites for every click that leads to the Company's sites (0.5%), an increase in catalog preparation costs (0.4%), an increase in postage costs for mailing catalogs (0.3%) and an increase in costs associated with utilizing rented name lists from other mailers and compilers as a primary source of new customers (0.2%). These increases were partially offset by a reduction in paper and printing costs (0.1%).

      General and Administrative Expenses. General and administrative expenses increased by $0.9 million to $10.4 million for the 13- weeks ended June 26, 2004 as compared with $9.5 million for the comparable period in 2003. As a percentage of net revenues, general and administrative expenses increased to 10.9% of net revenues for the 13- weeks ended June 26, 2004 compared with 9.0% of net revenues for the comparable period in 2003. This increase was primarily due to severance and other benefit costs associated with the resignation of the former Company President and for compensation of his replacement.

      Depreciation and Amortization. Depreciation and amortization decreased approximately $0.1 million to $1.0 million for the 13- weeks ended June 26, 2004 from $1.1 million for the comparable period in 2003. The decrease was primarily due to fixed assets that have become fully amortized.

      Income from Operations. The Company's income from operations decreased by $0.6 million to $1.2 million for the 13- weeks ended June 26, 2004 from income from operations of $1.8 million for the comparable period in 2003. See "Results of Operations - 13- weeks ended June 26, 2004 compared with the 13- weeks ended June 28, 2003 as restated - Net Income (Loss)" for further details.

      Interest Expense, Net. Interest expense, net, decreased $0.3 million to $0.8 million for the 13- weeks ended June 26, 2004 from $1.1 million for the comparable period in fiscal 2003. The decrease in interest expense is due to lower average cumulative borrowings relating to the Congress Credit Facility and decreases in amortization from deferred financing costs relating to the Company's amendments to the Congress Credit Facility that have become fully amortized.

RESULTS OF OPERATIONS - 26- WEEKS ENDED JUNE 26, 2004 COMPARED WITH THE 26-WEEKS ENDED JUNE 28, 2003 AS RESTATED

      Net Income (Loss). The Company reported net income applicable to common shareholders of $1.0 million, or $0.00 per share, for the 26- weeks ended June 26, 2004 compared with a net loss of $7.2 million, or $0.05 per share, for the comparable period in fiscal 2003.

      The $8.2 million increase in net income applicable to common shareholders was primarily due to:

      - A favorable impact of $7.9 million due to the Recapitalization and exchange of the Series B Participating Preferred Stock for the Series C Participating Preferred Stock with Chelsey. During the 26-weeks ended June 28, 2003 Preferred Stock dividends and accretion were recorded relating to the Series B Participating Preferred Stock. The Series C Participating Preferred Stock has been recorded at the maximum amount of future cash payments; thus, the Company is currently not required to record interest expense relating to the Series C Participating Preferred Stock;

      - A favorable impact of $1.7 million comprising continued reductions in cost of sales and operating expenses primarily associated with reductions in product postage costs and inventory write-downs and a decrease in depreciation and amortization;

      - A favorable impact of $1.5 million due to an increase in product sales margins primarily associated with the shift from domestic to foreign-sourced goods;

      - A favorable impact of $0.9 million due to reductions in interest resulting from lower average borrowings and deferred amendment fees relating to the Congress Credit Facility, which have been fully amortized; and

      - A favorable impact of $0.5 million resulting from a reduction of special charges recorded.

      Partially offset by:

      - An unfavorable impact of $1.9 million due to the non-recurring deferred gain related to the June 29, 2001 sale of the Company's Improvements business recognized during the 26- weeks ended June 28, 2003;

      - An unfavorable impact of $1.0 million due to increases in general and administrative expenses resulting from severance related to the resignation of the former President and Chief Executive Officer and compensation costs incurred on the appointment of his successor;

      - An unfavorable impact of $0.8 million due to a benefit recognized during the second quarter of 2003 from the revision of the Company's vacation and sick policy; and

      - An unfavorable impact of $0.6 million due to a reduction in variable contribution associated with the decline in net revenues.

      Net Revenues. Net revenues decreased $15.5 million (7.5%) for the 26-week period ended June 26, 2004 to $191.9 million from $207.4 million for the comparable fiscal period in 2003. Due to lower inventory levels across all brands resulting from the Company's reduced borrowing availability and tighter vendor credit, the Company experienced a decline in product fill rates caused by increases in backorders and cancellations. In addition, the decrease was due to a reduction in circulation for Domestications in order to limit the investment in catalog production costs and working capital necessary to maintain its inventory. For the balance of 2004, Domestications' circulation will be decreased while changes are implemented to stabilize the brand. Internet sales continued to grow, not withstanding the negative impact of low inventory levels, and comprised 31.6% of combined Internet and catalog revenues for the 26- weeks ended June 26, 2004 compared with 27.1% for the comparable fiscal period in 2003, and have increased by approximately $3.9 million, or 7.3%, to $57.0 million for the 26-week period ended June 26, 2004 from $53.1 million for the comparable fiscal period in 2003.

      Cost of Sales and Operating Expenses. Cost of sales and operating expenses decreased by $14.1 million to $117.3 million for the 26- weeks ended June 26, 2004 as compared with $131.4 million for the comparable fiscal period in 2003. Cost of sales and operating expenses decreased to 61.1% of net revenues for the 26-week period ended June 26, 2004 as compared with 63.4% of net revenues for the comparable fiscal period in 2003. As a percentage of net revenues, this decrease was primarily due to a decline in merchandise costs associated with a shift from domestic to foreign-sourced goods that have higher product margins for The Company Store and Domestications (0.8%), a decrease in product postage costs resulting from utilizing more economical shipping sources and methods (0.8%), a decrease in inventory write-downs due to less slow moving inventory that would be required to be discounted and increasing sales of clearance merchandise through the Internet, which has less variable costs than utilizing catalogs as the clearance avenue (0.7%), and a decrease in information technology costs due to declines in equipment rentals and maintenance (0.2%). These reductions were partially offset by an increase in fixed distribution and telemarketing costs (0.2%).

      Special Charges. In December 2000, the Company began a strategic business realignment program that resulted in the recording of special charges for severance, facility exit costs and fixed asset write-offs. The actions related to the strategic business realignment program were taken in an effort to direct the Company's resources primarily towards a loss reduction strategy and a return to profitability. Special charges decreased by $0.5 million for the 26- weeks ended June 26, 2004 as compared with the comparable period in fiscal 2003. During the 26- weeks ended June 28, 2003, the Company recorded $0.5 million of additional severance costs and charges incurred to revise estimated losses related to sublease arrangements for office facilities in San Francisco, California. Increased anticipated losses on sublease arrangements for the San Francisco office space resulted from the loss of a subtenant, coupled with declining market values in that area of the country. For the 26- weeks ended June 26, 2004, additional costs of less than $0.1 million were incurred relating to real estate lease and exit costs associated with the Weekhawken, New Jersey and San Diego, California facilities.

      Selling Expenses. Selling expenses decreased by $2.1 million to $49.0 million for the 26- weeks ended June 26, 2004 as compared with $51.1 million for the comparable period in 2003. Selling expenses increased to 25.6% of net revenues for the 26- weeks ended June 26, 2004 from 24.6% for the comparable period in 2003. As a percentage of net revenues, this change was due primarily to an increase in fees paid to third-party Web sites for every click that leads to the Company's sites (0.4%), an increase in costs associated with utilizing rented name lists from other mailers and compilers as a primary source of new customers (0.3%), an increase in postage costs for mailing catalogs (0.1%) and an increase in catalog preparation costs (0.2%).

      General and Administrative Expenses. General and administrative expenses remained constant at $20.8 million for the 26- weeks ended June 26, 2004 and June 28, 2003, respectively. As a percentage of net revenues, general and administrative expenses increased to 10.8% of net revenues for the 26- weeks ended June 26, 2004 compared with 10.0% of net revenues for the comparable period in 2003. This increase was primarily due to severance and other benefit costs associated with the resignation of three executives, including the former Company President and costs incurred in compensating his replacement.

      Depreciation and Amortization. Depreciation and amortization decreased approximately $0.3 million to $2.0 million for the 26- weeks ended June 26, 2004 from $2.3 million for the comparable period in 2003. The decrease was primarily due to fixed assets that have become fully amortized.

      Income from Operations. The Company's income from operations increased by $1.3 million to $2.7 million for the 26- weeks ended June 26, 2004 from income from operations of $1.4 million for the comparable period in 2003. See "Results of Operations - 26- weeks ended June 26, 2004 compared with the 26- weeks ended June 28, 2003 as restated - Net Income (Loss)" for further details.

      Gain on Sale of the Improvements Business. During the 26- weeks ended June 28, 2003, the Company recognized the remaining deferred gain of $1.9 million consistent with the terms of the March 27, 2003 amendment made to the asset purchase agreement relating to the sale of the Improvements business. Effective March 28, 2003, the remaining $2.0 million escrow balance was received by the Company, thus terminating the escrow agreement. See Note 7 of Notes to the Condensed Consolidated Financial Statements.

      Interest Expense, Net. Interest expense, net, decreased $0.9 million to $1.7 million for the 26- weeks ended June 26, 2004 from $2.6 million for the comparable period in fiscal 2003. The decrease in interest expense is due to lower average cumulative borrowings relating to the Congress Credit Facility and decreases in amortization from deferred financing costs relating to the Company's amendments to the Congress Credit Facility that have become fully amortized.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

      As a result of lower than expected inventory levels in the fourth quarter of 2003 and the interruptions in the flow of merchandise, which prevented inventories from reaching adequate levels in the first quarter of 2004, the Company experienced a significant negative impact on second quarter revenues and cash flow. These lower inventory levels resulted in large part from tighter vendor credit and a more restrictive senior debt facility. This had a compounding effect on the business as a whole; lower levels of inventory reduced the amount of the financing available under the Congress Credit Facility as well as the ability to meet customer demand, which resulted in a significant increase in the Company's backorder position and cancellation of customer orders. During the second quarter of 2004, management determined that this inventory position was not sustainable for the long-term, as the Company was experiencing a significant negative impact on second quarter net revenues due to the decreased inventory levels. Management's primary objective became the formulation and execution of a plan to address the liquidity issue facing the Company and after reviewing alternatives available, the Company entered into the Chelsey Finance Loan and Security Agreement, dated July 8, 2004 and concurrently amended the terms of the Congress Credit Facility. The additional availability of working capital resulting from these transactions will provide for the purchase and receipt of inventory to fulfill current demand, reduce existing backorder levels and increase initial customer order fill rates to more normal levels. Finally, the funding also alleviates the difficulties with certain vendors who were suggesting the need for more restrictive credit arrangements.

      Net cash provided by operating activities. During the 26-week period ended June 26, 2004, net cash provided by operating activities was $1.5 million. Cash provided by operations, net of non-cash items, and receipts resulting from a decrease in accounts receivable were only partially offset by payments made to increase investment in working capital items such as prepaid catalog costs and a reduction in accrued liabilities and accounts payable.

      Net cash used by investing activities. During the 26-week period ended June 26, 2004, net cash used by investing activities was $0.3 million. This entire amount comprised capital expenditures, consisting primarily of purchases and upgrades to various information technology hardware and software throughout the Company and purchases of equipment for the Company's Lacrosse, Wisconsin and Roanoke, Virginia locations.

      Net cash used by financing activities. During the 26-week period ended June 26, 2004, net cash used by financing activities was $3.1 million, which was primarily due to net payments of $2.9 million under the Congress Credit Facility, payments of $0.4 million made to lessors relating to obligations under capital leases and a payment of $0.1 million to the Company's lender for fees relating to an amendment of the Congress Credit Facility. These payments were partially offset by a $0.3 million refund relating to withholding taxes remitted on behalf of Richemont Finance S.A. for estimated taxes due related to the Series B Participating Preferred Stock.

      Amendments to the Congress Credit Facility. In the fourth quarter of 2003, the Company re-examined the provisions of the Congress Credit Facility and, based on EITF Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement" ("EITF 95-22") and certain provisions in the credit agreement, the Company has classified its revolving loan facility as short-term debt at June 26, 2004 and December 27, 2003.

      Concurrent with the closing of the Term Loan Facility on July 8, 2004 with Chelsey Finance (see Note 14 of Notes to the Condensed Consolidated Financial Statements), the Company amended the Congress Credit Facility to (1) release certain existing availability reserves and remove the excess loan availability covenant, increasing availability to the Company by approximately $10 million,
(2) reduce the amount of the maximum credit, the revolving loan limit and the inventory and accounts sublimits of the borrowers, (3) defer for three months the payment of principal with respect to the Tranche A Term Loan, (4) permit the secured indebtedness to Chelsey Finance arising under the Term Loan Facility,
(5) modify certain provisions of the Congress Credit Facility with respect to asset sales and the application of proceeds thereof by borrowers, (6) extend the term of the Congress Credit Facility until July 8, 2007, and (7) amend certain other provisions of the Congress Credit Facility. In addition, Congress consented to (a) the issuance by the Company of the Common Stock Warrant, the Series D Preferred Stock Warrant, the Common Stock pursuant to the Common Stock Warrant and the Series D Preferred Stock pursuant to the Series D Preferred Stock Warrant, (b) the filing of the Certificate of Designation of the Series D Preferred Stock, (c) the proposed reverse split and the Company making payments in cash to holders of Common Stock to repurchase fractional shares of such Common Stock from such shareholders as contemplated by the proposed reverse split (pending shareholder approval at the August 2004 shareholder meeting), (d) certain amendments to the Company's Certificate of Incorporation, and (e) the issuance by the Company of Common Stock to Chelsey Finance as payment of a waiver fee. The amendment required the payment of fees to Congress in the amount of $400,000. See Note 10 of Notes to the Condensed Consolidated Financial Statements.

      Under the Congress Credit Facility, the Company is required to maintain minimum net worth, working capital and EBITDA as defined throughout the term of the agreement, which it was in compliance with as of June 26, 2004. However, the Company's restatements resulted in technical defaults by the Company with its covenants under the Congress Credit Facility and the Term Loan Facility. Congress and Chelsey Finance have waived such defaults.

      As of June 26, 2004, the Company had $18.5 million of cumulative borrowings outstanding under the Congress Credit Facility, comprising $7.9 million of short-term borrowings under the Revolving Loan Facility, bearing an interest rate of 4.50%, $5.5 million under the Tranche A Term Loan, bearing an interest rate of 4.75%, and $5.1 million under the Tranche B Term Loan, bearing an interest rate of 13.0%. The Tranche B Term Loan, originally scheduled to be repaid in January 2007, was repaid in full on July 9, 2004. Of the total borrowings on June 26, 2004, $11.7 million is classified as short-term, and $6.8 million classified as long-term, on the Company's Condensed Consolidated Balance Sheet. As of December 27, 2003, the Company had $21.5 million of borrowings outstanding under the Congress Credit Facility comprising $9.0 million of short-term borrowings under the revolving loan facility, bearing an interest rate of 4.50%, $6.5 million under the Tranche A Term Loan, bearing an interest rate of 4.75%, and $6.0 million under the Tranche B Term Loan, bearing an interest rate of 13.0%. Of the aggregate borrowings on December 27, 2003, $12.8 million is classified as short-term, and $8.7 million classified as long-term, on the Company's Condensed Consolidated Balance Sheet. Remaining availability under the Congress Credit Facility as of June 26, 2004 was $5.1 million. On or before August 15, 2004, the Company is required to enter into a restatement of the loan agreement with Congress requiring no changes to the terms of the current agreement.

      Sale of Improvements Business. On June 29, 2001, the Company sold certain assets and liabilities of its Improvements business to HSN, a division of USA Networks, Inc.'s Interactive Group, for approximately $33.0 million. In conjunction with the sale, the Company's Keystone Internet Services, Inc. subsidiary (now Keystone Internet Services, LLC, or "Keystone") agreed to provide telemarketing and fulfillment services for the Improvements business under a services agreement with HSN for a period of three years. Effective June 28, 2004, the services agreement was extended an additional two years through June 27, 2006.

      The asset purchase agreement between the Company and HSN provided that if Keystone failed to perform its obligations during the first two years of the services contract, HSN could receive a reduction in the original purchase price of up to $2.0 million. An escrow fund of $3.0 million, which was withheld from the original proceeds of the sale, had been established for a period of two years under the terms of an escrow agreement between LWI Holdings, Inc. (a wholly-owned subsidiary of the Company), HSN and The Chase Manhattan Bank as a result of these contingencies.

      On March 27, 2003, the Company and HSN amended the asset purchase agreement to provide for the release of the remaining $2.0 million balance of the escrow fund and to terminate the related escrow agreement. By agreeing to the terms of the amendment, HSN forfeited its ability to receive a reduction in the original purchase price of up to $2.0 million if Keystone failed to perform its obligations during the first two years of the services contract. In consideration for the release, Keystone issued a credit to HSN for $100,000, which could be applied by HSN against any invoices of Keystone to HSN. This credit was utilized by HSN during the March 2003 billing period. On March 28, 2003, the remaining $2.0 million escrow balance was received by the Company, thus terminating the escrow agreement.

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

      American Stock Exchange Notification. The Company received a letter dated May 21, 2004 (the "Letter") from the American Stock Exchange (the "Exchange") advising that a review of the Company's Form 10-K for the period ended December 27, 2003 indicates that the Company does not meet certain of the Exchange's continued listing standards as set forth in Part 10 of the Exchange's Company Guide. Specifically, the Company is not in compliance with Section 1003(a)(i) of the Company Guide with shareholders' equity of less than $2,000,000 and losses from continuing operations and/or net losses in two out of its three most recent fiscal years; and Section 1003(a)(ii) of the Company Guide with shareholders' equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of its four most recent fiscal years; and Section 1003(a)(iii) of the Company Guide with shareholders' equity of less than $6,000,000 and losses from continuing operations and/or net losses in its five most recent fiscal years. The Exchange requested that the Company contact the Exchange by June 4, 2004 to confirm receipt of the Letter, discuss any possible financial data of which the Exchange's staff may be unaware, and indicate whether or not the Company intends to submit a plan of compliance. In order to maintain its listing on the Exchange, the Company had to submit a plan to the American Stock Exchange by June 22, 2004, advising the Exchange of action it has taken, or will take, that would bring it into compliance with the continued listing standards of the Exchange by November 24, 2005 (18 months of receipt of the Letter). The Company submitted a plan to the Exchange on June 22, 2004 and on August 3, 2004 the Exchange notified the Company that it accepted the Company's plan of compliance and granted the Company an extension of time until November 21, 2005 to regain compliance with the continued listing standards. The Company will be subject to periodic review by Exchange staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period on November 21, 2005 could result in the Company being delisted from the Exchange. There can be no assurance that the Company will be able to maintain the listing of its Common Stock on the Exchange.

      General. At June 26, 2004, the Company had $0.4 million in cash and cash equivalents, compared with $2.3 million at December 27, 2003. Total cumulative borrowings, including financing under capital lease obligations, as of June 26, 2004, aggregated $19.2 million. Remaining availability under the Congress Credit Facility as of June 26, 2004 was $5.1 million. There were nominal short-term capital commitments (less than $0.1 million) at June 26, 2004.

      Management continues to focus on enhancing shareholder value through the exploration of various avenues that will strengthen the Company's financial position and results of operations. The Company continues to pursue opportunistic sales of certain assets and other financing alternatives. This would provide additional liquidity for operational requirements and potentially enable the Company to retire a portion of the Series C Participating
Preferred Stock obligation.

      Management believes that the Company has sufficient liquidity and availability under its credit agreements to fund its planned operations through at least the next twelve months. See "Cautionary Statements" below. Continued flexibility among the Company's major vendors is critical to the maintenance of adequate liquidity as is compliance with the terms and provisions of the Congress Credit Facility and the Term Loan Facility as mentioned in Notes 10 and 14 of the Condensed Consolidated Financial Statements.

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

      See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," found in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2003, as amended, for additional information relating to the Company's use of estimates and other critical accounting policies.

NEW ACCOUNTING PRONOUNCEMENTS

      The Company accounts for goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized but reviewed for impairment if impairment indicators arise and, at a minimum, annually. During the second quarters of 2004 and 2003, the Company completed its annual reviews of goodwill, which did not result in an impairment charge.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, many of which had been previously classified as equity or between the liabilities and equity sections of the Condensed Consolidated Balance Sheet. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The standard is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of SFAS 150 and still existing at the beginning of the interim period of adoption. The Company adopted the provisions of SFAS 150, which resulted in the reclassification of its Series B Participating Preferred Stock to a liability rather than between the liabilities and equity sections of the Condensed Consolidated Balance Sheet. Based upon the requirements set forth by SFAS 150, this reclassification was subject to implementation beginning on June 29, 2003. Upon implementation of SFAS 150, the Company reflected subsequent increases in liquidation preference as an increase in Total Liabilities with a corresponding reduction in capital in excess of par value because the Company has an accumulated deficit. Accretion was recorded as interest expense.

      On March 31, 2004, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128" ("EITF 03-6"). SFAS 128 defines earnings per share ("EPS") as "the amount of earnings attributable to each share of common stock" and indicates that the objective of EPS is to measure the performance of an entity over the reporting period. SFAS 128 addresses conditions under which a participating security requires the use of the two-class method of computing EPS. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common shareholders, but does not require the presentation of basic and diluted EPS for securities other than common stock. The Company's Series C Participating Preferred Stock is a participating security and, therefore, the Company calculates EPS utilizing the two-class method, however, it has chosen not to present basic and diluted EPS for its preferred stock.

      See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," found in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2003, as amended, and Note 9 of the Condensed Consolidated Financial Statements for additional information relating to new accounting pronouncements that the Company has adopted.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

      The Company has entered into no "off-balance sheet arrangements" within the meaning of the Securities Exchange Act of 1934, as amended, and the rules thereunder other than operating leases, which are in the normal course of business.

      Provided below is a tabular disclosure of contractual obligations as of June 26, 2004, as required by Item 303(a)(5) of SEC Regulation S-K. In addition to obligations recorded on the Company's Condensed Consolidated Balance Sheets as of June 26, 2004, the schedule includes purchase obligations, which are defined as legally binding and enforceable agreements to purchase goods or services that specify all significant terms (quantity, price and timing of transaction).

                      PAYMENT DUE BY PERIOD (IN THOUSANDS)

                                                                          LESS THAN                                    MORE THAN
             CONTRACTUAL OBLIGATIONS                         TOTAL          1 YEAR       1-3 YEARS      3-5 YEARS       5 YEARS
             -----------------------                         -----          ------       ---------      ---------       -------
Debt Obligations, excluding the Series C
 Participating Preferred Stock                             $ 18,532        $ 11,739       $  6,793        $    --       $    --

Total Minimum Lease Payments Under
 Capital Lease Obligations                                      707             524            182              1            --

Operating Lease Obligations                                  14,363           4,945          4,462          3,732         1,224

Operating Lease Obligations -
 Restructuring/Discontinued Operations                        7,950           3,056          2,221          2,005           668

Purchase Obligations (a)                                      2,908           2,010            898             --            --

Other Long-Term Liabilities Reflected on the
 Registrant's Balance Sheet under GAAP (b)                   72,689              --             --         72,689            --
                                                           --------        --------       --------         ------      --------

Total                                                      $117,149        $ 22,274       $ 14,556        $78,427       $ 1,892
                                                           ========        ========       ========        =======      ========

  (a) The Company's purchase obligations consist primarily of a total commitment of $2,000,000 to purchase telecommunication services during the period from May 1, 2004 through April 30, 2006, of which approximately $1,166,667 should be fulfilled during the next 12 months and the remaining $833,333 fulfilled by April 30, 2006; a total commitment of approximately $487,000 to purchase catalog photography services during the period from September 11, 2003 through September 10, 2005, of which approximately $172,000 had been fulfilled as of June 26, 2004, and of which approximately $250,000 should be fulfilled during the next twelve months and the remaining $65,000 fulfilled by September 10, 2005; a total commitment of $375,000 for list processing services representing the maximum exposure for a service contract which requires a three-month notice of termination for services costing $125,000 per month; a total commitment of $199,000 to purchase various packaging materials from several vendors during the next 12 months, under contracts wherein the vendors warehouse varying minimum and maximum levels of materials to ensure immediate availability; and several commitments totaling approximately $75,000 for various consulting services to be provided during the period August 2003 through July 2004, of which approximately $56,000 had been fulfilled as of June 26, 2004.

  (b) Represents Series C Participating Preferred Stock as disclosed in Note 12 to the Company's Condensed Consolidated Financial Statements.

SEASONALITY

      The Company does not consider its business seasonal. The revenues for the Company are proportionally consistent for each quarter during a fiscal year. The percentage of annual revenues for the first, second, third and fourth quarters recognized by the Company, respectively, were as follows: 2003 - 24.5%, 25.6%, 23.5% and 26.4%; and 2002 - 23.9%, 24.9%, 23.1% and 28.2%.

FORWARD-LOOKING STATEMENTS

      The following statements from above constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:

      "Management believes that the Company has sufficient liquidity and availability under its credit agreements to fund its planned operations through at least the next twelve months."

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

      - Defaults under the Term Loan Facility impacting the Company's ability to obtain, market and sell merchandise in a timely manner or preventing the Company from paying vendors or suppliers in a timely fashion.

      - Continued compliance by the Company with and the enforcement by Congress of financial and other covenants and limitations contained in the Congress Credit Facility, including net worth, net working capital, capital expenditure and EBITDA covenants, and limitations based upon specified percentages of eligible receivables and eligible inventory, affecting the ability of the Company to continue to make borrowings under the Congress Credit Facility.

      - Continuation of the Company's history of operating losses, and the incidence of costs associated with the Company's strategic business realignment program, resulting in the Company failing to comply with certain financial and other covenants contained in the Congress Credit Facility and/or the Term Loan Facility, including net worth, net working capital, capital expenditure and EBITDA covenants and the ability of the Company to obtain waivers from Congress and/or Chelsey Finance in the event that future internal and/or external events result in performance that results in noncompliance by the Company with the terms of the Congress Credit Facility and/or the Term Loan Facility requiring remediation.

      - The ability of the Company to realize the aggregate cost savings and other objectives anticipated in connection with the strategic business realignment program, or within the time periods anticipated therefor. The aggregate costs of effecting the strategic business realignment program may be greater than the amounts anticipated by the Company.

      - The ability of the Company to achieve its business plan.

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

      - The ability of the Company to smoothly transition its operations at its leased fulfillment facility in LaCrosse, WI to its owned facility in Roanoke, VA.

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

      - The inability of the Company to achieve its targeted annual conversion rate of buyers' club customers leading to a loss of the agreed-upon year-end bonus.

      - Any significant increase in the cost of down as a result of the Asian bird virus or otherwise.

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      INTEREST RATES: The Company's exposure to market risk relates to interest rate fluctuations for borrowings under the Congress revolving credit facility and its term financing facilities, which bear interest at variable rates, and the Term Loan Facility with Chelsey Finance, which bears interest at 5% above the prime rate publicly announced by Wachovia Bank, N.A. At June 26, 2004, outstanding principal balances under the Congress Credit Facility subject to variable rates of interest were approximately $13.4 million. If interest rates were to increase by one percent from current levels, the resulting increase in interest expense, based upon the amount outstanding at June 26, 2004, would be approximately $0.13 million on an annual basis.

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

ITEM 4. CONTROLS AND PROCEDURES

      DISCLOSURE CONTROLS AND PROCEDURES. The Company's management, with the participation of the

Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is detailed in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files or submits under the Exchange Act.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      A class action lawsuit was commenced on March 3, 2000 in the District Court in Sequoyah County, Oklahoma entitled Edwin L. Martin v. Hanover Direct, Inc. and John Does 1 through 10 ("Martin"), which sets forth claims for breach of contract, unjust enrichment, recovery of money paid absent consideration, fraud and a claim under the New Jersey Consumer Fraud Act as a result of "insurance charges" paid to the Company by participants in the class action suit. The complaint alleges that the Company charges its customers for delivery insurance even though, among other things, the Company's common carriers already provide insurance and the insurance charge provides no benefit to the Company's customers. Plaintiff also seeks a declaratory judgment as to the validity of the delivery insurance. Plaintiff seeks an order (i) directing the Company to return to the plaintiff and class members the "unlawful revenue" derived from the insurance charges, (ii) declaring the rights of the parties, (iii) enjoining the Company from imposing an insurance charge, (iv) awarding threefold damages of less than $75,000 per plaintiff and per class member, and (v) awarding attorneys' fees and costs. On July 23, 2001, the Court certified a class comprised of all persons in the United States who are customers of any catalog or catalog company owned by the Company and who at any time purchased a product from any such company and paid money which was designated to be an `insurance charge.' The Company filed an appeal of the class certification. On January 20, 2004, the plaintiff filed a motion for oral argument on the appeal of the class certification. The Company believes it has defenses against the claims and plans to conduct a vigorous defense of this action. The Company believes that a loss is not probable; therefore, no accrual for potential losses was deemed necessary.

      On August 15, 2001, the Company was served with a summons and four-count complaint entitled Teichman v. Hanover Direct, Inc., Hanover Brands, Inc., Hanover Direct Virginia, Inc., and Does 1-100 ("Teichman"), which was subsequently expanded to include other Hanover Direct, Inc. subsidiaries as defendants. The complaint was filed by a California resident in the Superior Court for the City and County of San Francisco seeking damages and other relief for herself and a class of all others similarly situated arising out of the insurance fee charged by catalogs and Internet sites operated by subsidiaries of the Company. On May 14, 2002, as a result of the Company having filed a Motion to Stay the Teichman action in favor of the previously-filed Martin action and a Motion to Dismiss the case against Hanover Direct, Inc., Hanover Brands, Inc., and Hanover Direct Virginia, Inc. for lack of personal jurisdiction, the Court
(1) granted the Company's Motion to Stay the action in favor of the previously-filed Martin action, and (2) granted the Company's Motion to Quash service, leaving only LWI Holdings, Hanover Company Store, Kitchen & Home, and Silhouettes as defendants. The Company believes it has defenses against the claims and plans to conduct a vigorous defense of this action. The Company believes that a loss is not probable; therefore, no accrual for potential losses was deemed necessary.

      A class action lawsuit was commenced on February 13, 2002 in the Superior Court of the State of California, City and County of San Francisco entitled Jacq Wilson, suing on behalf of himself, all others similarly situated, and the general public v. Brawn of California, Inc. dba International Male and Undergear, and Does 1-100 ("Brawn"). Does 1-100 are Internet and catalog direct marketers offering a selection of men's clothing, sundries, and shoes who advertise within California and nationwide. The complaint alleged that, for at least four years, members of the class had been charged an unlawful, unfair, and fraudulent insurance fee and tax on orders sent to them by Brawn; that Brawn was engaged in untrue, deceptive and misleading advertising in that it was not lawfully required or permitted to collect insurance, tax and sales tax from customers in California; and that Brawn has engaged in acts of unfair competition under the state's Business and Professions Code. Plaintiff and the class seek restitution and disgorgement of all monies wrongfully collected and earned by Brawn, including interest and other gains, reimbursement of the insurance charge with interest, an order enjoining Brawn from imposing insurance on its order forms; and compensatory damages, attorneys' fees, pre-judgment interest and costs of the suit. (Plaintiff lost at trial on the tax issue and has not appealed it so it is no longer among the issues being litigated in this case.) On November 25, 2003, the Court, after a trial, entered judgment for the plaintiff and the class, requiring Brawn, by June 30, 2004, to refund insurance charges collected from consumers for the period from February 13, 1998 through January 15, 2003 with interest from the date paid. On April 14, 2004, the Court awarded plaintiff's counsel approximately $445,000 of attorneys' fees. On April 23, 2004, the Company filed a Motion to Stay the enforcement of the insurance fees judgment pending resolution of the appeal, including a request to extinguish a lien filed on April 2, 2004, and including a request for a determination that an appellate bond will not be required by the Company. This motion was heard on May 11, 2004 and granted, the Court finding that enforcement of the judgment entered was stayed on January 23, 2004 when Brawn filed its Notice of Appeal. The Company has appealed the trial court's decision on the merits of the insurance fees issue as well as the decision on the attorneys' fees issue. On May 18, 2004, the Court of Appeals issued an Order consolidating the two appeals. The Company plans to conduct a vigorous defense of this action. The potential estimated exposure is in the range of $0 to $4.0 million. Based upon the Company's policy of evaluating accruals for legal liabilities, the Company has not established a reserve as a result of management determining that it is not probable that an unfavorable outcome will result.

      A class action lawsuit was commenced on October 28, 2002 in the Superior Court of New Jersey, Bergen County - Law Division entitled John Morris, individually and on behalf of all other persons & entities similarly situated v. Hanover Direct, Inc., and Hanover Brands, Inc. (referred to in this paragraph as "Hanover"). The plaintiff brought the action individually and on behalf of a class of all persons and entities in New Jersey who purchased merchandise from Hanover within six years prior to filing of the lawsuit and continuing to the date of judgment. On the basis of a purchase made by plaintiff in August 2002 of clothing from a Hanover men's division catalog, plaintiff alleged that Hanover had a policy and practice of improperly adding a charge for "insurance" to the orders it received, and concealed and failed to disclose the charge. Plaintiff claims that Hanover's conduct was in violation of the New Jersey Consumer Fraud Act as otherwise deceptive, misleading and unconscionable such as to constitute unjust enrichment of Hanover at the expense and to the detriment of plaintiff and the class and unconscionable per se under the Uniform Commercial Code for contracts related to the sale of goods. Plaintiff and the class seek damages equal to the amount of all insurance charges, interest thereon, treble and punitive damages, injunctive relief, costs and reasonable attorneys' fees, and such other relief as may be just, necessary and appropriate. On December 13, 2002, the Company filed a Motion to Stay the action pending resolution of the previously-filed Martin action in Oklahoma. The Court granted the Company's Motion to Stay and the case was stayed, and extended once, until March 31, 2004, at which time the stay was lifted. On April 30, 2004, the Company responded to Plaintiff's Amended Complaint. The case is in the discovery phase. The Company plans to conduct a vigorous defense of this action. The Company believes that a loss is not probable; therefore, no accrual for potential losses was deemed necessary.

      On June 28, 2001, Rakesh K. Kaul, a former President and Chief Executive Officer of the Company, filed a complaint in New York State Court against the Company seeking damages and other relief arising out of his separation of employment from the Company including, among other things, severance payments of $2,531,352 and attorneys' fees and costs incurred in connection with the prosecution and defense of the lawsuit, and damages due to the Company's purported breach of the terms of the "Long-Term Incentive Plan for Rakesh K. Kaul" by failing to pay him a "tandem bonus" he alleges was due and payable to him on the 30th day following his termination of employment. The case was removed to the United States District Court for the Southern District of New York whereupon Mr. Kaul amended his complaint to add ERISA claims.

      On October 11, 2001, the Company filed its Answer, Defenses and Counterclaim to the amended complaint, denying liability under each of Mr. Kaul's eight causes of action, raising several defenses and stating nine counterclaims of its own against Mr. Kaul including, among other things, (1) breach of contract; (2) breach of fiduciary duty; (3) unjust enrichment; and (4) unfair competition. The Company moved to amend its counterclaims, and the parties each moved for summary judgment. The Company requested judgment dismissing Mr. Kaul's claims and judgment awarding damages on the Company's claim for reimbursement of a tax loan. Mr. Kaul requested judgment dismissing certain of the Company's counterclaims and defenses.

      On January 7, 2004, the Court rendered an Opinion and Order dismissing in part and granting in part the motions on summary judgment. The Court: granted summary judgment in favor of the Company dismissing Mr. Kaul's claim for severance under his employment agreement on the ground that he failed to provide the Company with a general release; granted in part the Company's motion for summary judgment on Mr. Kaul's claim for attorneys' fees, finding as a matter of law that Mr. Kaul is not entitled to fees incurred in prosecuting this lawsuit but finding an issue of fact as to the amount of reasonable fees he may have incurred in seeking advice and representation in connection with the termination of his employment; granted summary judgment in favor of the Company dismissing Mr. Kaul's claims related to change in control benefits on the grounds that Mr. Kaul's participation in the plan was properly terminated when his employment was terminated, the plan was properly terminated, and the administrator and appeals committee properly denied Mr. Kaul's claim; granted summary judgment in favor of the Company dismissing Mr. Kaul's claim for a tandem bonus payment on the ground that payment is not owed to him; granted summary judgment in part and denied summary judgment in part on Mr. Kaul's claims for vacation pay, deeming Mr. Kaul to have abandoned claims for vacation pay in excess of five weeks but finding him entitled to four weeks vacation pay based on the Company's policy and finding an issue of fact as to Mr. Kaul's claim for an additional week of vacation pay in dispute for 2000; and denied summary judgment on the Company's counterclaim for payment under a tax note based on disputed issues of fact.

      The Court dismissed the Company's affirmative defenses as largely moot and the Court: granted summary judgment in favor of Mr. Kaul dismissing certain of the Company's counterclaims. The Court denied in part and granted in part the Company's motion to amend its Answer and Counterclaims. The Court granted the Company's motion with respect to its claim for reimbursement of amounts paid to the Internal Revenue Service ("IRS") on Mr. Kaul's behalf. Only three claims remained in the case: (i) Mr. Kaul's claim for attorneys' fees pursuant to
Section 12 of the employment agreement; (ii) Mr. Kaul's claim for an additional week of vacation pay in the amount of approximately $11,500; and (iii) the Company's counterclaim for $211,729 plus interest it paid to the IRS on Mr. Kaul's behalf.

      On or about July 13, 2004 a final judgment was entered whereby the Court dismissed the remaining claims (except for Mr. Kaul's claim to attorney's fees incurred in prosecuting and defending the law suit) and ordered a payment to Mr. Kaul in the amount of $45,946, representing four weeks of vacation pay, together with interest thereon from December 5, 2000. The parties have agreed to a final payment, including interest, in the amount of $60,856. The Court is expected to shortly issue a final judgment implementing its summary judgment Opinion. Each party shall have the right to appeal any aspect of that judgment. The Company has reserved $65,435 for payments due Mr. Kaul including the associated employer payroll taxes. Payment was made to Mr. Kaul on July 15, 2004 for the interest portion of the agreement and on July 16, 2004 for the four weeks vacation.

      The Company was named as one of 88 defendants in a patent infringement complaint filed on November 23, 2001 in the U.S. District Court in Arizona by the Lemelson Medical, Education & Research Foundation, Limited Partnership (the "Lemelson Foundation"). The complaint was not served on the Company until March 2002. In the complaint, the Lemelson Foundation accuses the named defendants of infringing seven U.S. patents, which allegedly cover "automatic identification" technology through the defendants' use of methods for scanning production markings such as bar codes. The Court entered a stay of the case on March 20, 2002, requested by the Lemelson Foundation, pending the outcome of a related case in Nevada being fought by bar code manufacturers. On January 23, 2004, the Nevada Court entered judgment declaring that the claims of each of the patents at issue in the Nevada case, including all seven patents asserted by the Lemelson Foundation against the Company in the Arizona case, are unenforceable under the doctrine of prosecution laches, are invalid for lack of written description and enablement, and are not infringed by the bar code equipment manufacturers. The Lemelson Foundation filed a notice of appeal before the deadline of May 28, 2004. The Arizona court confirmed that the stay of the Arizona case will extend until the entry of a final, non-appealable judgment in the Nevada litigation. The Company has analyzed the merits of the issues raised by the complaint, notified vendors of its receipt of the complaint and letter, evaluated the merits of joining a joint-defense group, and had discussions with attorneys for the Lemelson Foundation regarding their license offer. The Company will not agree to a settlement at this time and thus has not established a reserve. A preliminary estimate of the royalties and attorneys' fees which the Company may pay if it decides to accept the license offer from the Lemelson Foundation range from about $125,000 to $400,000. The Company believes it has defenses against the claims and plans to conduct a vigorous defense of this action. The Company believes that a loss is not probable; therefore, no accrual for potential losses was deemed necessary.

      In early March 2003, the Company learned that one of its business units had engaged in certain travel transactions that may have constituted violations under the provisions of U.S. government regulations promulgated pursuant to 50 U.S.C. App. 1-44, which proscribe certain transactions related to travel to certain countries. The Company immediately commenced an inquiry into the matter, incurred resulting charges, made an initial voluntary disclosure to the appropriate U.S. government agency under its program for such disclosures and will submit to that agency a detailed report on the results of the inquiry. In addition, the Company has taken steps to ensure that all of its business units are acting in compliance with the travel and transaction restrictions and other requirements of all applicable U.S. government programs. Although the Company is uncertain of the extent of the penalties, if any, that may be imposed on it by virtue of the transactions being voluntarily disclosed, it does not currently believe that any such penalties will have a material effect on its business or financial condition. The Company believes that a loss is not probable; therefore, no accrual for potential losses was deemed necessary.

      In addition, the Company is involved in various routine lawsuits of a nature that is deemed customary and incidental to its businesses. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      In consideration for providing the $20 million Term Loan Facility to the Company, the Company will issue to Chelsey Finance a warrant (the "Common Stock Warrant") to purchase 30% of the fully diluted shares of Common Stock of the Company, which the Company believes would be approximately 10,247,210 shares of Common Stock (adjusted for the proposed one-for-ten reverse split of the Company's Common Stock) at an exercise price of $.01 per share. Pending shareholder approval of such issuance at the Company's Annual Meeting of Shareholders scheduled for August 12, 2004, on July 8, 2004, the Company issued to Chelsey Finance a warrant (the "Series D Preferred Warrant") to purchase 100 shares of a newly-issued series of nonvoting preferred stock of the Company, called Series D Participating Preferred Stock (the "Series D Preferred Stock"), that will be automatically exchanged for such Common Stock Warrant upon the receipt of shareholder approval of the issuance thereof at the Company's Annual Meeting of Shareholders scheduled for August 12, 2004. See Note 14 of Notes to Consolidated Financial Statements for a description of the terms of the Term Loan Facility and the Series D Preferred Stock.

      In connection with the closing of the Term Loan Facility, on July 8, 2004, the Company paid Chelsey a waiver fee equal to 1% of the liquidation preference of the Company's outstanding Series C Participating Preferred Stock, in Common Stock of the Company, issuing to Chelsey 4,344,762 additional shares of Common Stock (calculated based upon the fair market value of the Common Stock two business days prior to the closing date), in consideration for the waiver by Chelsey of its blockage rights over the issuance of senior securities. The Board of Directors of the Company determined that the value of the waiver was at least equal to the aggregate par value of the 4,344,762 shares of Common Stock issued to Chelsey.

      The Series D Preferred Stock Warrant issued to Chelsey Finance and the shares of Common Stock paid as a waiver fee to Chelsey were not publicly offered and there were no underwriters involved in their offering. The Company issued the Series D Preferred Stock Warrant to Chelsey Finance and the 4,344,762 shares of Common Stock to Chelsey pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder as a transaction by the Company not involving a public offering.

ITEM 5. OTHER INFORMATION

AMERICAN STOCK EXCHANGE NOTIFICATION

      The Company received a letter dated May 21, 2004 (the "Letter") from the American Stock Exchange (the "Exchange") advising that a review of the Company's Form 10-K for the period ended December 27, 2003 indicates that the Company does not meet certain of the Exchange's continued listing standards as set forth in
Part 10 of the Exchange's Company Guide. Specifically, the Company is not in compliance with Section 1003(a)(i) of the Company Guide with shareholders' equity of less than $2,000,000 and losses from continuing operations and/or net losses in two out of its three most recent fiscal years; and Section 1003(a)(ii) of the Company Guide with shareholders' equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of its four most recent fiscal years; and Section 1003(a)(iii) of the Company Guide with shareholders' equity of less than $6,000,000 and losses from continuing operations and/or net losses in its five most recent fiscal years. The Exchange requested that the Company contact the Exchange by June 4, 2004 to confirm receipt of the Letter, discuss any possible financial data of which the Exchange's staff may be unaware, and indicate whether or not the Company intends to submit a plan of compliance. In order to maintain its listing on the Exchange, the Company had to submit a plan to the American Stock Exchange by June 22, 2004, advising the Exchange of action it has taken, or will take, that would bring it into compliance with the continued listing standards of the Exchange by November 24, 2005 (18 months of receipt of the Letter). The Company submitted a plan to the Exchange on June 22, 2004 and on August 3, 2004 the Exchange notified the Company that it accepted the Company's plan of compliance and granted the Company an extension of time until November 21, 2005 to regain compliance with the continued listing standards. The Company will be subject to periodic review by Exchange staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period on November 21, 2005 could result in the Company being delisted from the Exchange. There can be no assurance that the Company will be able to maintain the listing of its Common Stock on the Exchange.

BOARD RESIGNATION

      On July 30, 2004, Basil P. Regan resigned as a member of the Company's Board of Directors. As a result, Mr. Regan has advised the Company that he will not be standing for reelection at the Company's August 12, 2004 Annual Meeting of Shareholders. Mr. Regan continues to have the right, which is required to be exercised as promptly as practicable, to appoint a designee to the Company's Board of Directors until November 30, 2005 pursuant to the Company's Corporate Governance Agreement dated as of November 30, 2003 among the Company, Chelsey Direct, LLC, Stuart Feldman, Regan Partners L.P., Regan International Fund Limited and Basil P. Regan so long as the Regan group collectively owns at least 29,128,762 shares of Common Stock of the Company (as adjusted for stock splits and the like).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

3.1   Amendment to By-laws of the Company

10.1 Employment Agreement, dated as of May 5, 2004, between Wayne P. Garten and the Company

10.2 General Release and Covenant Not to Sue, dated as of May 5, 2004, between Thomas C. Shull and the Company

31.1  Certification signed by Wayne P. Garten

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

1.4 Form 8-K, filed April 12, 2004 -- reporting pursuant to Item 5 of such Form the appointment of Paul S. Goodman as a director.

1.5 Form 8-K, filed April 13, 2004 -- reporting pursuant to Item 9 of such Form a statement of guidance as to where the Company sees fiscal year 2004.

1.6 Form 8-K, filed April 16, 2004 -- reporting pursuant to Item 9 of such Form an unofficial transcript of its conference call with management to review the operating results for the fiscal year ended December 27, 2003.

1.7 Form 8-K, filed May 6, 2004 -- reporting pursuant to Item 5 of such Form the resignation of Thomas C. Shull as Chairman of the Board, President and Chief Executive Officer of the Company and the election of William B. Wachtel as Chairman of the Board and Wayne P. Garten as President and Chief Executive Officer effective immediately.

1.8 Form 8-K, filed May 12, 2004 -- reporting pursuant to Items 7 and 9 of such Form (information furnished pursuant to Item 12 of such Form) the issuance of a press release announcing operating results for the thirteen weeks ended March 27, 2004.

1.9 Form 8-K, filed May 25, 2004 -- reporting pursuant to Item 5 of such Form the receipt of a letter dated May 21, 2004 from the American Stock Exchange as to the Company's compliance with the Exchange's continued listing standards.

2.0 Form 8-K, filed June 17, 2004 -- reporting pursuant to Items 5 and 7 of such Form the Company's signing of a commitment letter with Chelsey Direct LLC for a $20 million junior secured loan facility and an agreement in principle to amend its existing senior credit facility with Congress Financial Corporation and that it had notified the American Stock Exchange that it intends to submit a plan to the Exchange by June 22, 2004 to address its compliance with the Exchange's continued listing standards.

2.1 Form 8-K, filed July 12, 2004 -- reporting pursuant to Items 5 and 7 of such Form the closing and funding of the $20 million junior secured term loan facility with Chelsey Finance, LLC and the amendment to the Company's existing senior credit facility with Congress Financial Corporation.

2.2 Form 8-K, filed August 3, 2004 -- reporting pursuant to Items 5 and 7 of such Form the resignation of Basil P. Regan from the Company's Board of Directors effective July 30, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HANOVER DIRECT, INC.

                                        Registrant

                                        By:      /s/ Charles E. Blue
                                        ----------------------------------------
                                                    Charles E. Blue

                                               Senior Vice President and
                                                Chief Financial Officer
                                          (On behalf of the Registrant and as
                                              principal financial officer)

Date: August 10, 2004