Form 10-Q
period 2005-09-24
HANOVER DIRECT INC
filed 2005-12-12
CIK 320333

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2005

Commission file number 1-08056

HANOVER DIRECT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	13-0853260 (IRS Employer Identification No.)

1500 Harbor Boulevard, Weehawken, New Jersey (Address of principal executive offices)	07086 (Zip Code)

(201) 863-7300
(Telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes |_|     No |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes |_|     No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

         Yes |_|     No |X|

Common stock, par value $0.01 per share: 22,426,296 shares outstanding as of December 9, 2005.

HANOVER DIRECT, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE FINANCIAL INFORMATION INCLUDED IN THIS FORM 10-Q HAS NOT BEEN SUBJECTED TO A TIMELY QUARTERLY REVIEW AS REQUIRED BY RULE 10-01 (D) OF REGULATION S-X.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share amounts)
(Unaudited)

	September 24, 2005	December 25, 2004	September 25, 2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$134	$510	$418
Accounts receivable, net of allowance for doubtful
accounts of $911, $1,367 and $1,062, respectively	10,837	17,819	13,448
Inventories	57,315	53,147	51,102
Prepaid catalog costs	21,017	15,644	18,670
Other current assets	2,777	4,482	4,748

Total Current Assets	92,080	91,602	88,386

PROPERTY AND EQUIPMENT, AT COST:
Land	4,361	4,361	4,361
Buildings and building improvements	18,192	18,221	18,213
Leasehold improvements	1,118	10,156	10,197
Furniture, fixtures and equipment	51,322	53,792	53,478

	74,993	86,530	86,249
Accumulated depreciation and amortization	(54,337)	(61,906)	(61,106)

Property and equipment, net	20,656	24,624	25,143

Goodwill	8,649	9,278	9,278
Deferred tax assets	2,247	2,034	1,769
Other assets	2,232	2,816	2,933

Total Assets	$125,864	$130,354	$127,509

Continued on next page.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands of dollars, except share amounts)
(Unaudited)

	September 24, 2005	December 25, 2004	September 25, 2004

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Short-term debt and capital lease obligations	$13,749	$16,690	$12,918
Accounts payable	26,079	29,544	33,275
Accrued liabilities	10,235	20,535	17,209
Customer prepayments and credits	14,828	12,032	17,227
Deferred tax liability	2,247	2,034	1,769

Total Current Liabilities	67,138	80,835	82,398

NON-CURRENT LIABILITIES:
Long-term debt	12,083	11,196	11,050
Series C Participating Preferred Stock, authorized, issued
and outstanding 564,819 shares; liquidation
preference of $56,482	72,689	72,689	72,689
Other	18	3,286	3,457

Total Non-current Liabilities	84,790	87,171	87,196

Total Liabilities	151,928	168,006	169,594

SHAREHOLDERS’ DEFICIENCY:
Common Stock, $0.01 par value, authorized 50,000,000 shares at
September 24, 2005, December 25, 2004 and September 25,
2004; 22,426,296 shares issued and outstanding at September
24, 2005 and December 25, 2004; 22,662,875 shares issued
and 22,450,782 shares outstanding at September 25, 2004	225	225	227
Capital in excess of par value	460,857	460,744	464,059
Accumulated deficit	(487,146)	(498,621)	(503,025)

	(26,064)	(37,652)	(38,739)

Less:
Treasury stock, at cost (0 shares at September 24, 2005 and
December 25, 2004 and 212,093 shares at September 25, 2004)	—	—	(2,996)
Notes receivable from sale of Common Stock	—	—	(350)

Total Shareholders’ Deficiency	(26,064)	(37,652)	(42,085)

Total Liabilities and Shareholders’ Deficiency	$125,864	$130,354	$127,509

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share amounts)
(Unaudited)

	For the 13- Weeks Ended		For the 39- Weeks Ended

	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004

NET REVENUES	$96,839	$85,443	$286,752	$254,468

OPERATING COSTS AND EXPENSES:
Cost of sales and operating expenses	59,795	50,591	174,797	154,295
Special charges (income)	(25)	476	(7)	518
Selling expenses	24,119	21,780	72,169	65,091
General and administrative expenses	3,275	9,695	23,108	29,249
Depreciation and amortization	681	820	2,208	2,501

	87,845	83,362	272,275	251,654

INCOME BEFORE INTEREST AND INCOME TAXES	8,994	2,081	14,477	2,814
Interest expense, net	2,208	1,641	5,963	3,166

INCOME (LOSS) BEFORE INCOME TAXES	6,786	440	8,514	(352)
Provision (benefit) for Federal income taxes	(16)	(502)	19	(503)
Provision (benefit) for state income taxes	6	(151)	16	(156)

Provision (benefit) for income taxes	(10)	(653)	35	(659)

INCOME FROM CONTINUING OPERATIONS	6,796	1,093	8,479	307

Gain from discontinued operations of Gump’s
including a gain on disposal of $3,576 at
September 24, 2005	—	267	2,996	290

NET INCOME AND COMPREHENSIVE INCOME	6,796	1,360	11,475	597
Earnings applicable to Preferred Stock	167	15	282	15

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$6,629	$1,345	$11,193	$582

NET INCOME PER COMMON SHARE:
From continuing operations – basic	$0.30	$0.05	$0.37	$0.02

From continuing operations – diluted	$0.20	$0.03	$0.25	$0.01

From discontinued operations – basic	$0.00	$0.01	$0.13	$0.01

From discontinued operations – diluted	$0.00	$0.01	$0.09	$0.01

Net income per common share – basic	$0.30	$0.06	$0.50	$0.03

Net income per common share – diluted	$0.20	$0.04	$0.34	$0.02

Weighted average common shares outstanding –
basic (thousands)	22,426	22,398	22,426	22,144

Weighted average common shares outstanding –
diluted (thousands)	32,610	31,358	32,586	25,147

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	For the 39- Weeks Ended

	September 25, 2005	September 24, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,475	$597
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization, including deferred fees	2,853	3,394
Provision for doubtful accounts	368	345
Special charges (income)	(7)	518
Gain on the sale of Gump’s	(3,576)	—
Gain on the sale of property and equipment	(71)	(2)
Compensation expense related to stock options	115	154
Accretion of debt discount	2,426	420
Changes in assets and liabilities:
Accounts receivable	4,539	542
Inventories	(10,156)	(8,296)
Prepaid catalog costs	(6,433)	(6,185)
Accounts payable	(965)	(9,467)
Accrued liabilities	(9,000)	(397)
Customer prepayments and credits	3,345	5,748
Other, net	1,673	(1,945)

Net cash used by operating activities	(3,414)	(14,574)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(1,483)	(371)
Proceeds from disposal of property and equipment	80	2
Proceeds from the sale of Gump’s	8,921	—

Net cash provided (used) by investing activities	7,518	(369)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings under Wachovia revolving loan facility	(2,740)	1,702
Payments under Wachovia Tranche A term loan facility	(1,493)	(1,171)
Payments under Wachovia Tranche B term loan facility	—	(6,011)
Borrowings under the Chelsey facility	—	7,061
Issuance of Common Stock Warrants to Chelsey Finance	—	12,939
Payments of long-term debt and capital lease obligations	(247)	(543)
Payment of debt issuance costs	—	(1,045)
Payment of debt issuance costs to related party	—	(200)
Refund of estimated Richemont tax obligation on Series B Participating Preferred Stock accretion	—	347

Net cash (used) provided by financing activities	(4,480)	13,079

Net decrease in cash and cash equivalents	(376)	(1,864)
Cash and cash equivalents at the beginning of the year	510	2,282

Cash and cash equivalents at the end of the period	$134	$418

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$3,037	$1,926
Income taxes	$160	$8
Non-cash investing and financing activities:
Issuance of Common Stock to related party for payment of waiver fee	$—	$563

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

THE FINANCIAL INFORMATION INCLUDED IN THIS FORM 10-Q HAS NOT BEEN SUBJECTED TO A TIMELY QUARTERLY REVIEW AS REQUIRED BY RULE 10-01 (D) OF REGULATION S-X.

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Reference should be made to the annual financial statements, including the footnotes thereto, included in the Hanover Direct, Inc. (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 25, 2004. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial condition, results of operations and cash flows of the Company and its consolidated subsidiaries for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year.

         On March 14, 2005, the Company sold all of the stock of Gump’s Corp. and Gump’s By Mail, Inc. (collectively, “Gump’s”) (See Note 5). The Condensed Consolidated Statements of Income reflects the Gump’s operating results and gain on sale as discontinued operations. In addition in the Condensed Consolidated Statement of Cash Flows for the 39- Weeks Ended September 25, 2005 the change in assets and liabilities reflects Gump’s as discontinued operations.

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

         See “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004 for additional information relating to the Company’s use of estimates and other critical accounting policies.

Audit Committee Investigation; SEC Inquiry

         On November 17, 2004, the Audit Committee of the Board of Directors began an investigation of matters relating to restatements of the Company’s financial statements and other accounting-related matters with the assistance of independent outside counsel, Wilmer Cutler Pickering Hale and Dorr LLP (“Wilmer Cutler”).

         On March 14, 2005, the Audit Committee reported that it had concluded its investigation and, with the assistance of Wilmer Cutler, reported its findings to the Board of Directors. The Audit Committee, again with the assistance of Wilmer Cutler, formulated a series of recommendations to the Company and the Board of Directors concerning potential improvements in the Company’s internal controls and procedures for financial reporting. The Board of Directors and management have begun implementing these recommendations.

         The Company was notified on January 11, 2005 by the Securities and Exchange Commission (“SEC”) that it was conducting an informal inquiry relating to the Company’s financial results and financial reporting since 1998. The SEC indicated in its letter to the Company that the inquiry should not be construed as an indication by the SEC that there has been any violation of the federal securities laws. The Company is cooperating fully with the SEC in connection with the inquiry and directed Wilmer Cutler to brief the SEC and the Company’s former independent registered public accounting firm, KPMG LLP (“KPMG”), on the results of its investigation. Wilmer Cutler has briefed both the SEC and KPMG on the results of the investigation. The Company intends to continue to cooperate with the SEC in connection with its informal inquiry concerning the Company’s financial reporting.

2. NET INCOME PER COMMON SHARE

         Net income per common share is computed using the weighted average number of common shares outstanding in accordance with the provisions of SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Basic net income per common share is calculated by dividing net income available to common shareholders, reduced for participatory interests, by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of stock options and stock warrants. The computations of basic and diluted net income per common share are as follows (in thousands except per share amounts):

	For the 13- Weeks Ended		For the 39- Weeks Ended

	September 24, 2005	September 26, 2004	September 24, 2005	September 26, 2004

Net income	$6,796	$1,360	$11,475	$597
Less:
Earnings applicable to preferred stock	167	15	282	15

Net income applicable to common
shareholders	$6,629	$1,345	$11,193	$582

Basic net income per common share	$0.30	$0.06	$0.50	$0.03

Weighted-average common shares outstanding	22,426	22,398	22,426	22,144

Diluted net income	$6,629	$1,345	$11,193	$582

Diluted net income per common share	$0.20	$0.04	$0.34	$0.02

Weighted-average common shares outstanding	22,426	22,398	22,426	22,144
Effect of Dilution:
Stock options	17	1	6	17
Stock warrants (issued July 8, 2004)	10,167	8,959	10,154	2,986

Weighted-average common shares outstanding
assuming dilution	32,610	31,358	32,586	25,147

3. CONTINGENCIES

         Rakesh K. Kaul v. Hanover Direct, Inc. , No. 04-4410(L)-CV, 2nd Cir.S.D.N.Y., affirmed on appeal from 296 F. Supp.2d (S.D. NY 2004). On June 28, 2001, Rakesh K. Kaul, the former President and Chief Executive Officer of the Company, filed a five-count complaint in the Federal District Court in New York seeking relief stemming from his separation of employment from the Company including short-term bonus and severance payments of $2,531,352, attorneys’ fees and costs, and damages due to the Company’s failure to pay him a “tandem bonus” as well as Kaul’s alleged rights to benefits under a change in control plan and a long-term incentive plan. The Company filed a Motion for Summary Judgment and in July 2004, the Court entered a final judgment dismissing most of Mr. Kaul’s claims with prejudice and awarded Mr. Kaul $45,946 in vacation pay and $14,910 in interest which the Company paid in July 2004. In August 2004, Kaul filed an appeal on three issues: severance and short-term bonus, tandem bonus and legal fees. On June 28, 2005 the Second Circuit Court of Appeals denied Kaul’s appeal, affirming the Summary Judgment decision in the Company’s favor. Mr. Kaul’s rights to appeal the Second Circuit’s decision expired in August 2005.

         During the third quarter ended September 24, 2005, the Company reversed an accrual established in fiscal 2000 of $4.5 million due to the expiration of Kaul’s rights to further pursue the claim.

         Class Action Lawsuits:

         The Company was a party to four class action/ representative lawsuits that all involved allegations that the Company’s charges for insurance were invalid, unfair, deceptive and/or fraudulent. As described in greater detail below, the Company has, in large part, resolved all of these class action lawsuits.

         Jacq Wilson v. Brawn of California, Inc. , Case No. CGC-02-404454 (Supp. Ct. San Francisco, CA 2002) (“Wilson Case”). On February 13, 2002, Jacq Wilson, suing on behalf of himself and other similarly situated persons, filed a representative suit in the Superior Court of the State of California, City and County of San Francisco, against the Company alleging that the Company charged an unlawful, unfair, and fraudulent insurance fee on orders, was engaged in untrue, deceptive and misleading advertising and unfair competition under the state’s Business and Professions Code. In November, 2003, the Court entered judgment for the plaintiffs, requiring defendants to refund insurance charges collected from consumers for the period from February 13, 1998 through January 15, 2003, with interest. In April, 2004, the Court awarded plaintiff’s counsel approximately $445,000 of attorneys’ fees.

         The Company appealed the Court’s decision and the order to pay attorneys’ fees. On September 2, 2005 the California Court of Appeals reversed both the Court’s findings on the merits and its award of attorneys’ fees and awarded the Company its cost on the appeal.

         Teichman v. Hanover Direct, Inc. et. al., No. 3L641 (Supp. Ct. San Francisco, CA 2001). On August 15, 2001, Randi Teichman filed a summons and four-count complaint in the Superior Court for the City and County of San Francisco seeking damages and other relief for herself and a class of similarly situated persons arising out of the insurance fee charged by catalogs and Internet sites operated by Company subsidiaries. This case had been stayed since May 2002 pending resolution of the Wilson Case.

         The plaintiffs in both Wilson and Teichman were represented by the same counsel and the plaintiffs in both cases agreed to dismiss the cases with prejudice in exchange for the Company’s agreement to not seek reimbursement of its appellate costs in the Wilson case.

         John Morris, individually and on behalf of all other similarly situated person and entities similarly situated v. Hanover Direct, Inc. and Hanover Brands, Inc., No. L 8830-02 (Sup. Ct. Bergen Co. - Law Div., NJ) October 28, 2002, John Morris, individually and on behalf of other similarly situated persons in New Jersey filed a class action alleging that (1) the Company improperly added a charge for “insurance” and (2) the Company’s conduct was in violation of the New Jersey Consumer Fraud Act as otherwise deceptive, misleading and unconscionable. On February 14, 2005, the Court denied class certification which limited the damages being litigated. Pursuant to a Settlement Agreement effective as of August 29, 2005, the case was settled with the Company agreeing to pay $39,500 in the aggregate for a nominal amount of damages and legal fees.

         Martin v. Hanover Direct, Inc., et. al., No. CJ-2000 (D.C. Sequoyah Co., Ok.) (“Martin Case”). On March 3, 2000, Edwin L. Martin filed a class action lawsuit against the Company claiming breach of contract, unjust enrichment, recovery of money paid absent consideration, fraud and a claim under the New Jersey Consumer Fraud Act. The allegations stem from “insurance charges” paid to the Company by consumers who had placed orders from catalogs published by indirect subsidiaries of the Company over a number of years. Martin sought relief including (i) a declaratory judgment as to the validity of the delivery insurance, (ii) an order directing the Company to return to the plaintiff and class members the “unlawful revenue” derived from the insurance charges, (iii) threefold damages for each class member, and (iv) attorneys’ fees and costs. In July 2001, the Court certified the class and the Company filed an appeal of the class certification. On October 25, 2005, the class certification was reversed. The plaintiff has filed a Motion for Rehearing and may appeal the decision to the Oklahoma Supreme Court. The Company believes it is remote that the plaintiff will be successful in obtaining a favorable outcome.

         The Company established a $0.5 million reserve during the third quarter of 2004 for the class action lawsuits described above for settlements and the Company’s current estimate of future legal fees to be incurred. The balance of the reserve as of September 24, 2005 was approximately $0.1 million.

Claims for Post-Employment Benefits:

         In first half of 2005, the Company was sued by two former employees who sought change in control benefits under compensation continuation plans. The Company believes it has meritorious defenses in both cases.

         In addition, in March 2005 the Company terminated the employment of two former officers, Charles Blue, the former Chief Financial Officer, and the former Vice President of Treasury Operations and Risk Management. Both sought change in control benefits which the Company denied in accordance with the respective plans. During the fourth fiscal quarter of 2005, the two former officers filed complaints seeking compensatory and punitive damages and attorneys’ fees. The Company plans to vigorously defend its denial of benefits which it believes was proper.

         In addition, the Company is involved in various routine lawsuits of a nature that is deemed customary and incidental to its businesses. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

4. SPECIAL CHARGES

         2004 Plan

         On June 30, 2004 the Company announced its plan to consolidate the operations of the LaCrosse, Wisconsin fulfillment center and storage facility into the Roanoke, Virginia fulfillment center by June 30, 2005. The LaCrosse fulfillment center and the storage facility were closed in June 2005 and August 2005, upon the expiration of their respective leases. The Company substantially completed the consolidation into the Roanoke, Virginia fulfillment center by the end of June 2005. The Company has incurred approximately $0.8 million in facility exit costs from the date of the announcement through September 24, 2005. The Company accrued $0.5 million in severance and related costs during 2004 associated with the LaCrosse operations and the elimination of 149 full and part-time positions, of which 96 employees have been or are being provided severance benefits by the Company.

         On November 9, 2004, the Company decided to relocate its International Male and Undergear catalog operations to its offices in New Jersey. The Company completed the relocation on February 28, 2005. The relocation was done primarily to consolidate operations, reduce costs, and leverage its catalog expertise in New Jersey. The Company accrued $0.9 million in severance and related costs during the fourth quarter 2004 associated with the elimination of 32 California based full-time equivalent positions.

         During the first three quarters of 2005, the reserve activity represents the utilization of the severance reserves established in 2004 for the Lacrosse fulfillment center and storage facility and the International Male and Undergear catalog operations as well as additional severance charges (net of reductions) of less than $0.1 million.

         2000 Plan

         In December 2000, the Company began a strategic business realignment program that resulted in the recording of special charges for severance, facility exit costs and fixed asset write-offs. The actions related to the strategic business realignment program were taken in an effort to direct the Company’s resources primarily towards a loss reduction strategy and return to profitability.

         Plan Summary

         At September 24, 2005, a current liability of approximately $0.1 million was included within Accrued Liabilities relating to future payments in connection with the Company’s 2000 and 2004 plans and consists of the following (in thousands):

	Severance & Personnel Costs	Real Estate Lease & Exit Costs	Total

	2004 Plan	2000 Plan

Balance at December 25, 2004	$1,518	$3,360	$4,878
2005 expenses (reductions)	(7)	—	(7)
Paid in 2005	(1,400)	(538)	(1,938)
Reductions due to sale of Gump’s	—	(2,822)	(2,822)

Balance at September 24, 2005	$111	$—	$111

5. SALE OF GUMP’S BUSINESS

         On March 14, 2005, the Company sold all of the stock of Gump’s to Gump’s Holdings, LLC (“Purchaser”) for $8.9 million, including a purchase price adjustment of $0.4 million, pursuant to the terms of a February 11, 2005 Stock Purchase Agreement. The Company recognized a gain of approximately $3.6 million in the quarter ended March 26, 2005. Chelsey Direct, LLC (“Chelsey”), as the holder of all of the Series C Participating Preferred Stock (“Series C Preferred”), consented to the application of the sales proceeds to reduce the outstanding balance of the credit facility provided by Wachovia National Bank (“Wachovia”) in lieu of the current redemption of a portion of the Series C Preferred. Chelsey expressly retained its right to require redemption of approximately $6.9 million of the Series C Preferred subject to Wachovia’s approval.

         After the sale, the Company continued as the guarantor of one of the two leases for the San Francisco building where the store is located (the Company was released from liability on the other lease). The Purchaser is required to use its commercially reasonable efforts to secure the Company’s release from the guarantee within a year of the closing. If the Purchaser cannot secure the Company’s release within a year of the closing, an affiliate of the Purchaser will either (i) transfer a percentage interest in its business so that the Company will own, indirectly, 5% interest of the Purchaser’s common stock, or (ii) provide the Company with a $2.5 million stand-by letter of credit or other form of compensation acceptable to the Company to reimburse the Company for any liabilities the Company may incur under the guarantee until the Company is released from the guarantee or the lease is terminated. As of November 9, 2005 there are $7.3 million (net of $0.5 million in expected sublease income) in lease commitments for which the Company is the guarantor. Based on its evaluation, the Company has concluded it is unlikely any payments will be required under the guarantee, thus has not established a guarantee liability as of the March 14, 2005 sale date or as of September 24, 2005.

         The Company entered into a Direct Marketing Services Agreement with the Purchaser to provide telemarketing and fulfillment services for the Gump’s catalog and direct marketing businesses for 18 months. We have the option to extend the term for an additional 18 months.

         Listed below are the carrying values of the major classes of assets and liabilities of Gump’s included in the Consolidated Balance Sheets:

In thousands (000’s)	December 25, 2004	September 25, 2004

Total current assets	$10,842	$12,362
Total non-current assets	$3,221	$3,397
Total assets	$14,063	$15,759
Total current liabilities	$6,727	$7,686
Total non-current liabilities	$3,283	$3,449
Total liabilities	$10,010	$11,135

         Listed below are the revenues and income before income taxes included in the Consolidated Statements of Income (these results exclude certain corporate overhead charges allocated to Gump’s for services provide by the Company to run the business) for the 13- and 39- weeks ended:

In thousands (000’s)	13- Weeks Ended September 25, 2004	39- Weeks Ended September 25, 2004

Net revenues	$9,000	$27,045
Income before income taxes	$267	$290

6. DEBT

         The Company has two credit facilities: a senior secured credit facility (the “Wachovia Facility”) provided by Wachovia and a $20.0 million junior secured facility (the “Chelsey Facility”), provided by Chelsey Finance, LLC (“Chelsey Finance”), of which the entire $20.0 million was borrowed by the Company. Chelsey Finance is an affiliate of Chelsey, the Company’s principal shareholder.

         As of September 24, 2005, December 25, 2004 and September 25, 2004, debt consisted of the following (in thousands):

	September 24, 2005	December 25, 2004	September 25, 2004

Wachovia facility:
Tranche A term loans - Current portion, interest rate of 7.0% at
September 24, 2005, 5.5% at December 25, 2004 and 5.0% at
September 25, 2004	$1,992	$1,992	$1,825
Revolver, interest rate of 7.0% at September 24, 2005, 5.5% at
December 25, 2004 and 5.0% at September 25, 2004	11,668	14,408	10,699
Capital lease obligations - Current portion	89	290	394

Short-term debt	13,749	16,690	12,918

Wachovia facility:
Tranche A term loans, interest rate of 7.0% at September 24, 2005,
5.5% at December 25, 2004 and 5.0% at September 25, 2004	1,492	2,985	3,474
Chelsey facility - stated interest rate of 11.5% (5.0% above prime rate)
at September 24, 2005, 10.0% (5.0% above prime rate) at December
25, 2004 and 9.5% (5.0% above prime rate) at September 25, 2004	10,585	8,159	7,481
Capital lease obligations	6	52	95

Long-term debt	12,083	11,196	11,050

Total debt	$25,832	$27,886	$23,968

Wachovia Facility

         Wachovia and the Company are parties to a Loan and Security Agreement dated November 14, 1995 (as amended by the First through Thirty-Fourth Amendments, the “Wachovia Loan Agreement”) pursuant to which Wachovia provided the Company with the Wachovia Facility which has included, since inception, one or more term loans and a revolving credit facility (“Revolver”). The Wachovia Facility expires on July 8, 2007.

         Currently, the Wachovia facility has a Tranche A term loan outstanding which has a principal balance of approximately $3.5 million as of September 24, 2005, of which approximately $2.0 million is classified as short term and approximately $1.5 million is classified as long term on the Condensed Consolidated Balance Sheet. The Tranche A term loan bears interest at 0.5% over the Wachovia prime rate and requires monthly principal payments of approximately $166,000. As of September 24, 2005, the interest rate on the Tranche A term loan was 7.0%.

         The Revolver has a maximum loan limit of $34.5 million, subject to inventory and accounts receivable sublimits that limit the credit available to the Company’s subsidiaries, which are borrowers under the Revolver. The interest rate on the Revolver is currently 0.5% over the Wachovia prime rate. As of September 24, 2005, the interest rate on the Revolver was 7.0%.

         Remaining availability under the Wachovia Facility as of September 24, 2005 was $7.2 million.

Third Quarter 2005 Amendments to Wachovia Loan Agreement

         On July 29, 2005 the Company and Wachovia amended the Wachovia Loan Agreement to provide the terms under which the Company could enter into the World Financial Network National Bank (“WFNNB”) Credit Card Agreement under WFNNB will issue private label and co-brand (Visa and MasterCard) credit cards to the Company’s customers . The amendment, among other things, prohibits the use of the proceeds of the Wachovia Facility to repurchase private label accounts created under the WFNNB Credit Card Agreement should the Company become obligated to do so, prohibits the Company from terminating WFNNB Credit Card Agreement without Wachovia’s consent and restricts the Company from borrowing on receivables generated under the WFNNB Credit Card Agreement. The amendment also waives enumerated defaults, resets the financial covenants, reallocates the availability that was previously allocated to Gump’s and Gump’s By Mail among other Company subsidiaries and, retroactive to June 30, 2005, increases the amount of letter of credits that the Company can issue to $15.0 million. The Company paid Wachovia a $60,000 fee in connection with this amendment.

         On July 29, 2005 the Company and Chelsey Finance entered into a similar amendment of the Chelsey Facility.

Chelsey Facility

         The Chelsey Facility is a $20.0 million junior secured credit facility with Chelsey Finance that was recorded at net of an un-accreted debt discount of $7.1 million. The Chelsey Facility has a three-year term, subject to earlier maturity upon the occurrence of a change in control or sale of the Company (as defined), and carries a stated interest rate of 5% above the prime rate publicly announced by Wachovia. The Company is not obligated to make principal payments until July 8, 2007, except if there is a change in control or sale of the Company. At September 24, 2005, the amount recorded as debt on the Condensed Consolidated Balance Sheet is $10.6 million, net of the un-accreted debt discount of $9.4 million.

         In accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”), proceeds received from the sale of debt with detachable stock purchase warrants should be allocated to both the debt and warrants, with the portion allocable to the warrants to be accounted for as Capital in excess of par value with the remaining portion, or $7.1 million, classified as debt. The fair value of the Common Stock Warrant of $12.9 million was determined using the Black-Scholes option pricing model and is being treated as debt discount, which will be accreted as interest expense utilizing the interest method over the 36-month term of the Chelsey Facility. The assumptions used for the Black-Scholes option pricing model were as follows: risk-free interest rate of 4.5%, expected volatility of 80.59%, an expected life of ten years and no expected dividends. A summary of the debt relating to the Chelsey Facility is as follows (in thousands):

	September 24, 2005	December 25, 2004	September 25, 2004

Amount Borrowed Under the Chelsey Facility	$20,000	$20,000	$20,000
Fair Value of Common Stock Warrant (Recorded as Capital in
excess of par value)	(12,939)	(12,939)	(12,939)
Accretion of Debt Discount (Recorded as Interest Expense)	3,524	1,098	420

	$10,585	$8,159	$7,481

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth, for the fiscal periods indicated, the percentage relationship to net revenues of certain items in the Company’s Condensed Consolidated Statements of Income:

	For the 13- Weeks Ended		For the 39- Weeks Ended

	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales and operating expenses	61.7	59.2	60.9	60.6
Special charges (income)	(0.0)	0.6	(0.0)	0.2
Selling expenses	24.9	25.5	25.2	25.6
General and administrative expenses	3.4	11.3	8.0	11.5
Depreciation and amortization	0.7	1.0	0.8	1.0
Income from operations	9.3	2.4	5.1	1.1
Interest expense, net	2.3	1.9	2.1	1.2
Provision (benefit) for Federal and state
income taxes	(0.0)	(0.8)	0.0	(0.2)
Gain from discontinued operations of Gump’s	0.0	0.3	1.0	0.1
Net income and comprehensive income	7.0	1.6	4.0	0.2
Earnings applicable to Preferred Stock	0.2	0.0	0.1	0.0
Net income applicable to common shareholders	6.8%	1.6%	3.9%	0.2%

Executive Summary

         For the nine months ended September 24 2005, net revenues increased $32.3 million or 12.7% to $286.8 million from $254.5 million in the comparable period of 2004. The increase was primarily driven by an increase in catalog circulation levels supported by deeper inventory positions that enabled higher initial fulfillment rates for customer orders and lower overall cancellation rates. Higher demand was experienced in The Company Store, Domestications and Silhouettes catalogs, while lower demand was experienced in the International Male catalogs which are in the process of being repositioned to return it to its roots as a young men’s “lifestyle” fashion leader. This merchandising shift will be evident in catalogs commencing in the fourth quarter of 2005. The Company is increasing inventory positions for Domestications to support the growth and improve the operating results in this catalog.

         We also completed the implementation of strategies to reduce the infrastructure of the Company which were developed during fiscal 2004. These strategies included the consolidation of the operations of the LaCrosse, Wisconsin fulfillment center into the Roanoke, Virginia fulfillment center, which was completed by July 2005; the relocation of the International Male and Undergear catalog operations from San Diego, California to the corporate headquarters in Weehawken, New Jersey, which was completed February 28, 2005; and the consolidation of the Edgewater facility into the Weehawken, New Jersey premises, which was completed by May 31, 2005.

         On March 14, 2005, the Company sold all of the stock of Gump’s Corp. and Gump’s By Mail, Inc. (collectively, “Gump’s”) to Gump’s Holdings, LLC, an unrelated third party for $8.9 million, including a purchase price adjustment of $0.4 million, pursuant to the terms of a February 11, 2005 Stock Purchase Agreement. The Company recognized a gain on the sale of approximately $3.6 million in the quarter ended March 26, 2005.

Results of Operations –13- weeks ended September 24, 2005 compared with the 13- weeks ended September 25, 2004

         Net Income. The Company reported net income applicable to common shareholders of $6.6 million, or $0.30 basic income per share and $0.20 diluted income per share, for the 13- weeks ended September 24, 2005 compared with net income applicable to common shareholders of $1.3 million, or $0.06 basic income per share and $0.04 diluted income per share, for the comparable period in 2004.

         The Company primarily attributes the increase in net income to the following:

•	Improved operating results generated from a $11.4 million increase in net revenues;

•	A favorable impact of $4.5 million from the reversal of an accrual established in fiscal 2000 due to the expiration of Rakesh Kaul’s rights to pursue his claims against the Company;

Partially offset by:

•

An unfavorable impact of $0.6 million on net interest expense primarily due to interest costs incurred with the $20.0 million junior secured credit facility with Chelsey Finance (“Chelsey Facility,”) which the Company closed on July 8, 2004. See Note 6 of Notes to the condensed consolidated financial statements for additional information regarding the Chelsey Facility;

•	An unfavorable impact of $0.3 million of discontinued operations representing income from Gump’s on-going operations for the 13- weeks ended September 25, 2004.

         Net Revenues. Net revenues increased $11.4 million (13.3%) for the 13-week period ended September 24, 2005 to $96.8 million from $85.4 million for the comparable period in 2004. This increase was primarily driven by an increase in catalog circulation levels supported by deeper inventory positions that enabled higher initial fulfillment rates for customer orders and lower overall cancellation rates. Higher demand was experienced in The Company Store, Domestications and Silhouettes catalogs, while lower demand was experienced for the International Male catalogs. Internet sales increased and comprised 40.0% of combined Internet and catalog revenues for the 13- weeks ended September 24, 2005 compared with 35.2% for the comparable fiscal period in 2004, and have increased by approximately $5.5 million, or 20.3%, to $32.6 million for the 13-week period ended September 24, 2005 from $27.1 million for the comparable period in 2004.

         Cost of Sales and Operating Expenses. Cost of sales and operating expenses increased by $9.2 million to $59.8 million for the 13- weeks ended September 24, 2005 as compared with $50.6 million for the comparable period in 2004. Cost of sales and operating expenses increased to 61.7% of net revenues for the 13-week period ended September 24, 2005 as compared with 59.2% of net revenues for the comparable period in 2004. As a percentage of net revenues, this increase was primarily due to increases in product postage and merchandise costs. The Company has more aggressively liquidated slower moving inventory through clearance avenues within its catalogs and websites, thus resulting in lower product margins.

         Special Charges. In December 2000 and June 2004, the Company implemented strategic business realignment programs that resulted in the recording of special charges for severance, facility exit costs and fixed asset write-offs. The actions related to the strategic business realignment programs were taken in an effort to direct the Company’s resources primarily towards a loss reduction strategy and a return to profitability. Special charges decreased by approximately $0.5 million for the 13- weeks ended September 24, 2005 as compared with the comparable period in 2004. This was primarily due to the Company recording $0.5 million in severance and related costs associated with the consolidation of the LaCrosse operations during the 13- weeks ended September 25, 2004.

         Selling Expenses. Selling expenses increased by $2.3 million to $24.1 million for the 13- weeks ended September 24, 2005 as compared with $21.8 million for the comparable period in 2004. Selling expenses decreased to 24.9% of net revenues for the 13- weeks ended September 24, 2005 from 25.5% for the comparable period in 2004. As a percentage of net revenues, this change was primarily due to higher response rates that more than offset the cost of higher catalog circulation.

         General and Administrative Expenses. General and administrative expenses decreased by $6.4 million to $3.3 million for the 13- weeks ended September 24, 2005 as compared with $9.7 million for the comparable period in 2004. As a percentage of net revenues, general and administrative expenses declined to 3.4% of net revenues for the 13-week period ended September 24, 2005 as compared to 11.3% of net revenues for the comparable period in 2004. As a percentage of net revenues, this decrease was primarily due to the reversal of a $4.5 million accrual established in fiscal 2000 pertaining to Rakesh Kaul. The accrual was reversed due to the expiration of Mr. Kaul’s rights to pursue his claims against the Company. In addition the Company incurred lower compensation and legal expenses during the 13- weeks ended September 24, 2005.

         Depreciation and Amortization. Depreciation and amortization decreased approximately $0.1 million during the 13- weeks ended September 24, 2005 from the comparable period in 2004. The decrease was primarily due to property and equipment that have become fully depreciated, partially offset by the depreciation of newly purchased property and equipment.

         Income from Operations. The Company’s income from operations increased by approximately $6.9 million to $9.0 million for the 13- weeks ended September 24, 2005 from $2.1 million for the comparable period in 2004. See “Results of Operations – 13- weeks ended September 24, 2005 compared with the 13- weeks ended September 25, 2004 – Net Income” for further details as the relationships are the same excluding the discussion on income tax and interest expense.

         Interest Expense, Net. Interest expense, net, increased $0.6 million to $2.2 million for the 13- weeks ended September 24, 2005 from $1.6 million for the comparable period in fiscal 2004. This increase in interest expense is primarily due to $0.5 million of accretion of the debt discount and $0.2 million of stated interest related to the Chelsey Facility during the 13- weeks ended September 24, 2005. These increases were partially offset by a $0.1 million decrease in amortization of debt costs associated with the Wachovia Facility.

         Income Taxes. The benefit for federal and state income taxes is approximately 0.1% of income before taxes for the 13-week period ended September 24, 2005.

         Gain from discontinued operations of Gump’s. On March 14, 2005, the Company sold all of the stock of to Gump’s Holdings, LLC. The Company recognized a gain of $0.3 million representing income from Gump’s on-going operations for the 13- weeks ended September 25, 2004.

Results of Operations – 39- weeks ended September 24, 2005 compared with the 39- weeks ended September 25, 2004

         Net Income. The Company reported net income applicable to common shareholders of $11.2 million, or $0.50 basic income per share and $0.34 diluted income per share, for the 39- weeks ended September 24, 2005 compared with net income applicable to common shareholders of $0.6 million, or $0.03 basic income per share and $0.2 diluted income per share, for the comparable period in 2004.

         The Company primarily attributes the increase in net income to the following:

•	Improved operating results generated from a $32.3 million increase in net revenues;

•	A favorable impact of $4.5 million from the reversal of an accrual established in fiscal 2000 due to the expiration of Rakesh Kaul’s rights to pursue his claims against the Company;

•	A favorable impact of $2.7 million of discontinued operations due to the gain of $3.6 million recognized relating to the March 14, 2005 sale of stock of Gump’s;

•	A favorable impact of $1.5 million due to the reduction in general and administrative expenses related to severance.

Partially offset by:

•

An unfavorable impact of $2.8 million on net interest expense primarily due to interest costs incurred with the $20.0 million junior secured credit facility with Chelsey Finance (“Chelsey Facility,”) which the Company closed on July 8, 2004. See Note 6 of Notes to the condensed consolidated financial statements for additional information regarding the Chelsey Facility;

•

An unfavorable impact of $1.7 million related to general and administrative expenses incurred for the investigation conducted by the Audit Committee of the Board of Directors in connection with the restatement of the Company’s consolidated financial statements and other accounting-related matters.

         Net Revenues. Net revenues increased $32.3 million (12.7%) for the 39-week period ended September 24, 2005 to $286.8 million from $254.5 million for the comparable period in 2004. This increase was primarily driven by an increase in catalog circulation levels supported by deeper inventory positions that enabled higher initial fulfillment rates for customer orders and lower overall cancellation rates. Higher demand was experienced in The Company Store, Domestications and Silhouettes catalogs, while lower demand was experienced for the International Male catalogs. Internet sales increased and comprised 38.6% of combined Internet and catalog revenues for the 39- weeks ended September 24, 2005 compared with 34.4% for the comparable fiscal period in 2004, and have increased by approximately $18.1 million, or 22.6%, to $98.1 million for the 39-week period ended September 24, 2005 from $80.0 million for the comparable period in 2004.

         Cost of Sales and Operating Expenses. Cost of sales and operating expenses increased by $20.5 million to $174.8 million for the 39- weeks ended September 24, 2005 as compared with $154.3 million for the comparable period in 2004. Cost of sales and operating expenses increased to 60.9% of net revenues for the 39-week period ended September 24, 2005 as compared with 60.6% of net revenues for the comparable period in 2004. As a percentage of net revenues, this increase was primarily due to increases in product postage costs, offset by declines in merchandise costs associated with the ability to source goods that have higher product margins and decreases in information technology costs due to declines in equipment rentals and maintenance.

         Special Charges. In December 2000 and June 2004, the Company implemented strategic business realignment programs that resulted in the recording of special charges for severance, facility exit costs and fixed asset write-offs. The actions related to the strategic business realignment programs were taken in an effort to direct the Company’s resources primarily towards a loss reduction strategy and a return to profitability. Special charges decreased by approximately $0.5 million for the 39- weeks ended September 24, 2005 as compared with the comparable period in 2004. This was primarily due to the Company recording $0.5 million in severance and related costs associated with the consolidation of the LaCrosse operations during the 39- weeks ended September 25, 2004.

         Selling Expenses. Selling expenses increased by $7.1 million to $72.2 million for the 39- weeks ended September 24, 2005 as compared with $65.1 million for the comparable period in 2004. Selling expenses decreased to 25.2% of net revenues for the 39- weeks ended September 24, 2005 from 25.6% for the comparable period in 2004. As a percentage of net revenues, this change was primarily due to higher response rates that more than offset the cost of higher catalog circulation.

         General and Administrative Expenses. General and administrative expenses decreased by $6.1 million to $23.1 million for the 39- weeks ended September 24, 2005 as compared with $29.2 million for the comparable period in 2004. As a percentage of net revenues, general and administrative expenses declined to 8.0% of net revenues for the 39-week period ended September 24, 2005 as compared to 11.5% of net revenues for the comparable period in 2004. As a percentage of net revenues, this decrease was primarily due to the $4.5 million reversal of an accrual related to Rakesh Kaul and severance and other costs incurred during the 39- weeks ended September 25, 2004 associated with the resignation of three executives, including the Company’s former President. This decrease was partially offset by additional fees incurred for the investigation conducted by the Audit Committee of the Board of Directors in connection with the restatement of the Company’s consolidated financial statements and other accounting-related matters.

         Depreciation and Amortization. Depreciation and amortization decreased $0.3 million to $2.2 million for the 39- weeks ended September 24, 2005 from $2.5 million for the comparable period in 2004. The decrease was primarily due to property and equipment that have become fully depreciated, partially offset by the depreciation of newly purchased property and equipment.

         Income from Operations. The Company’s income from operations increased by approximately $11.7 million to $14.5 million for the 39- weeks ended September 24, 2005 from $2.8 million for the comparable period in 2004. See “Results of Operations – 39- weeks ended September 24, 2005 compared with the 39- weeks ended September 25, 2004 – Net Income” for further details as the relationships are the same excluding the discussion on income tax and interest expense.

         Interest Expense, Net. Interest expense, net, increased $2.8 million to $6.0 million for the 39- weeks ended September 24, 2005 from $3.2 million for the comparable period in fiscal 2004. This increase in interest expense is primarily due to $2.0 million of accretion of the debt discount and $1.2 million of stated interest related to the Chelsey Facility during the 39- weeks ended September 24, 2005. These increases were partially offset by a decrease in interest expense due to lower average cumulative borrowings relating to the Wachovia Facility in the amount of $0.4 million.

         Income Taxes. The provision for federal and state income taxes is approximately 0.4% of income before taxes for the 39-week period ended September 24, 2005.

         Gain from discontinued operations of Gump’s. On March 14, 2005, the Company sold all of the stock of to Gump’s Holdings, LLC. The Company recognized a gain of approximately $3.6 million in the 39- weeks ended September 24, 2005, offset by losses from Gump’s on-going operations through the sale date of approximately $0.6 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview

         In 2005, the liquidity position of the Company continues to strengthen as a result of improved operating results, proceeds from the sale of Gump’s and as a result of securing the $20.0 million Chelsey Facility on July 8, 2004 and concurrently amending the terms of the Wachovia Facility. The additional working capital has continued to provide us the ability to restore inventory to adequate levels in order to support higher demand driven by an overall increase in catalog circulation. The funding has eliminated substantially all vendor restrictions involving our credit arrangements. The $8.9 million in proceeds from the sale of Gump’s enabled the Company to pay down $8.1 million of the Wachovia revolving loan facility during the first quarter of 2005; however, during the second and third quarters of 2005, a portion of these monies have been utilized to fund the continuing growth of on-going operations of the Company.

         Net cash used by operating activities. During the 39-week period ended September 24, 2005, net cash used by operating activities was $3.4 million. This was due primarily to payments made by the Company to increase inventory and prepaid catalog costs and reduce accrued liabilities and accounts payable. These were partially offset by an increase in customer prepayments and credits, payments received on accounts receivables and $13.6 million of operating cash provided by net income, when adjusted for the gain on the disposition of Gump’s, depreciation, amortization and other non cash items.

         Net cash provided (used) by investing activities. During the 39-week period ended September 24, 2005, net cash provided by investing activities was $7.5 million. This was due primarily to $8.9 million in proceeds received from the sale of Gump’s, partially offset by capital expenditures, consisting primarily of purchases and upgrades to various information technology hardware and software throughout the Company and purchases of furniture and equipment for the Company’s headquarters in New Jersey.

         Net cash (used) provided by financing activities. During the 39-week period ended September 24, 2005, net cash used by financing activities was $4.5 million, which was primarily due to net payments of $4.2 million under the Wachovia Facility and payments of $0.2 million for obligations under capital leases.

Financing Activities

         See Note 6 to the condensed consolidated financial statements for information relating to the Company’s debt and financing activities.

Other Activities

         Consolidation of New Jersey Office Facilities. The Company entered into a 10-year extension of the lease for its Weehawken, New Jersey premises and has relocated its executive offices to that facility in 2005. We consolidated all of our New Jersey operations into the Weehawken facility when the Edgewater, New Jersey facility closed upon the expiration of the lease on May 31, 2005.

         Consolidation of Men’s Apparel Business. The Company decided on November 9, 2004 to relocate and consolidate all functions of International Male and Undergear from San Diego, California to Weehawken, New Jersey by February 28, 2005. The decision was prompted by the business need to consolidate operations, reduce costs and leverage its catalog expertise in New Jersey. We accrued $0.9 million in severance and related costs during the fourth quarter of 2004 associated with the elimination of 32 California-based full-time equivalent positions. The payment of these costs began in February 2005 and continued through August 2005. During the 39- weeks ended September 24, 2005, the Company made payments of $0.8 million in severance and related costs associated with this consolidation.

         The projected annual savings from the consolidation of the San Diego, California and the Edgewater, New Jersey facilities into the Weehawken, New Jersey facility is approximately $2.1 million.

         Consolidation of Fulfillment Centers. On June 30, 2004 the Company announced plans to consolidate the operations of the LaCrosse, Wisconsin fulfillment center and storage facility into the Roanoke, Virginia fulfillment center by June 30, 2005. The LaCrosse fulfillment center and the LaCrosse storage facility were closed in June 2005 and August 2005, upon the expiration of their respective leases. The Company substantially completed the consolidation into the Roanoke, Virginia fulfillment center by the end of June 2005. The Company accrued $0.5 million in severance and related costs during 2004 and incurred $0.2 million and $0.6 million of facility exit costs during 2004 and 2005, respectively, associated with the consolidation of the LaCrosse operations and the elimination of 149 full and part-time positions. The payment of these costs began in January 2005 and will continue into the fourth quarter of 2005. During the 39- weeks ended September 24, 2005, the Company has made payments of approximately $0.4 million in severance and related costs and $0.6 million in facility exit costs associated with this consolidation.

         Delisting of Common Stock. The Common Stock was delisted from the American Stock Exchange (“AMEX”) on February 16, 2005 because of the Restatement which prevented us from timely filing our Form 10-Q for the fiscal quarter ended September 25, 2004, a condition of continued AMEX listing. Current trading information about the Company’s Common Stock can be obtained from the Pink Sheets (www.pinksheets.com) under the trading symbol HNVD.PK.

         General. At September 24, 2005, the Company had $0.1 million in cash and cash equivalents, compared with $0.5 million at December 25, 2004 and $0.4 million at September 25, 2004. Working capital and current ratio at September 24, 2005 were $24.9 million and 1.37 to 1, respectively. Total borrowings, including financing under capital lease obligations, as of September 24, 2005, aggregated $25.8 million. Remaining availability under the Wachovia Facility as of September 24, 2005 was $7.2 million, compared with $9.9 million at September 25, 2004.

         Management believes that the Company has sufficient liquidity and availability under its credit agreements to fund its planned operations through at least the next twelve months. See “Forward-Looking Statements” below.

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

         See “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004 for additional information relating to the Company’s use of estimates and other critical accounting policies.

NEW ACCOUNTING PRONOUNCEMENTS

         See “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004, for additional information relating to new accounting pronouncements that the Company has adopted.

FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” and “believes,” among others, generally identify forward-looking statements. Forward-looking statements are predictions of future trends and events and as such, there are substantial risks and uncertainties associated with forward-looking statements, many of which are beyond management’s control. Some of the more material risks and uncertainties are identified in “Risk Factors” contained in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004. We do not intend, and disclaim any obligation, to update any forward-looking statements.

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rates: The Company’s exposure to market risk relates to interest rate fluctuations for borrowings under the Wachovia Facility, including the term loans, which bear interest at variable rates, and the Chelsey Facility, which bears interest at 5.0% above the prime rate publicly announced by Wachovia Bank, N.A. At September 24, 2005, outstanding principal balances under the Wachovia Facility and Chelsey Facility subject to variable rates of interest were approximately $15.2 million and $20.0 million, respectively. If interest rates were to increase by one percent from current levels, the resulting increase in interest expense, based upon the amount outstanding at September 24, 2005, would be approximately $0.4 million on an annual basis.

         In addition, the Company’s exposure to market risk relates to customer response to the Company’s merchandise offerings and circulation changes, effects of shifting patterns of e-commerce versus catalog purchases, costs associated with printing and mailing catalogs and fulfilling orders, effects of potential slowdowns or other disruptions in postal service, dependence on customers’ seasonal buying patterns, fluctuations in foreign currency exchange rates, and the ability of the Company to reduce unprofitable circulation and effectively manage its customer lists.

ITEM 4. CONTROLS AND PROCEDURES

         Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Item 307 of Regulation S-K for the fiscal quarter covered by this quarterly report.

         Over the past year and half, we have implemented a plan to remediate previously identified weaknesses in our disclosure and internal controls and procedures. This plan was memorialized in a Remediation Plan adopted by the Audit Committee on July 7, 2005 which directs management to periodically review the plan to assess its efficacy and requires that it be revised, updated and augmented from time to time as needed. During the third fiscal quarter of 2005, management implemented the following additional remedial steps to enhance our internal and accounting controls and procedures:

*	Documented our significant accounting policies and implemented a procedure to periodically review and update these policies; and
*

Implemented a policy that requires the preparation of contemporaneous memoranda and related documentation to support key accounting judgments and to maintain and document the significant terms of material contracts and the accounting treatment thereof.

         As a result of the restatement of our prior period financial statements, the fact that the audit of those statements has yet to be completed and the change in our auditors, the burden on our accounting and financial staff has been greatly increased and has thus far caused us to be unable to file our periodic SEC reports on a timely basis. While management believes that current practices and procedures are sufficient to bring to its attention items required to be disclosed in our periodic SEC filings, after an evaluation of those practices, we have determined to institute additional procedures to enhance the effectiveness of our disclosure controls. Subject to the foregoing, management believes that our disclosure controls effective for purposes of Item 307 of Regulation S-K.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         See Note 3 to the condensed consolidated financial statements for information relating to the Company’s legal proceedings.

ITEM 6. EXHIBITS

31.1 Certification signed by Wayne P. Garten.

31.2 Certification signed by John W. Swatek.

32.1 Certification signed by Wayne P. Garten and John W. Swatek.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER DIRECT, INC. ——————————————————————— (Registrant)
By: /s/ John W. Swatek —————————————————————– John W. Swatek Senior Vice President, Chief Financial Officer and Treasurer (On behalf of the Registrant and as principal financial officer)

Date: December 9, 2005