Form 10-Q
period 2004-09-25
HANOVER DIRECT INC
filed 2006-02-21
CIK 320333

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2004

Commission file number 1-08056

HANOVER DIRECT, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	13-0853260 (IRS Employer Identification No.)
1500 Harbor Boulevard, Weehawken, New Jersey (Address of principal executive offices)	07086 (Zip Code)

(201) 863-7300

(Telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _ NO X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES     NO X

Common stock, par value $0.01 per share: 22,426,296 shares outstanding as of February 21, 2006.

EXPLANATORY NOTE

As explained herein, we have restated the condensed consolidated financial statements for all of the periods related to the fiscal year 2003 included in this Form 10-Q (collectively, the “Restatement”). By way of summary, the Restatement corrects a revenue recognition issue that resulted in revenue being recorded in advance of the actual receipt of merchandise by the customer, corrects an error in the accounting treatment of discount obligations due to members of the Company’s buyers’ club programs, corrects two errors in the accounting treatment of a reserve for post-employment benefits, including correcting the premature reversal of a reserve and other adjustments and recording legal fees in the proper periods that were inappropriately recorded related to the matter. The Restatement also records certain customer prepayments and credits inappropriately released and records other liabilities relating primarily to certain miscellaneous catalog costs and other miscellaneous costs that were inappropriately not accrued in the appropriate periods. We have made adjustments to the provision for state income taxes and the deferred tax asset and liability to reflect the effect of the Restatement adjustments. In addition we have classified our revolving loan facility as short-term debt in accordance with the provisions of EITF 95-22 “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Agreement”. For a more complete description of the Restatement, refer to Note 2 to the attached condensed consolidated financial statements. We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the Restatement. As previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on November 10, 2004, the financial statements and related financial information contained in such reports for the fiscal years ended December 25, 1999, December 30, 2000, December 29, 2001, December 28, 2002 and December 27, 2003 and the fiscal quarters ended March 29, 2003, June 28, 2003, September 27, 2003, March 27, 2004 and June 26, 2004 should no longer be relied upon. Throughout this Form 10-Q all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts after giving effect to the Restatement.

As a result of the Restatement, we were unable to timely file this Form 10-Q or our Annual Report on Form 10-K for the fiscal year ended December 25, 2004. We are simultaneously filing this Form 10-Q and the Form 10-K for fiscal year 2004. In the interest of accurate and complete disclosure, we have included current information in each of those reports for all material events and developments that have taken place through the date of filing.

HANOVER DIRECT, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share amounts)

	September 25, 2004	December 27, 2003 As Restated	September 27, 2003 As Restated
	(Unaudited)		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 418	$ 2,282	$ 931
Accounts receivable, net of allowance for doubtful accounts of $1,062, $1,105 and $1,275, respectively	13,448	14,335	12,539
Inventories, principally finished goods	51,102	42,806	56,541
Prepaid catalog costs	18,670	12,485	17,772
Other current assets	4,130	4,239	4,625
Total Current Assets	87,768	76,147	92,408
PROPERTY AND EQUIPMENT, AT COST:
Land	4,361	4,361	4,361
Buildings and building improvements	18,213	18,210	18,210
Leasehold improvements	10,197	10,108	9,895
Furniture, fixtures and equipment	53,478	53,212	56,711
	86,249	85,891	89,177
Accumulated depreciation and amortization	(61,106)	(58,113)	(61,705)
Property and equipment, net	25,143	27,778	27,472
Goodwill	9,278	9,278	9,278
Deferred tax assets	1,769	1,769	2,734
Other assets	2,933	1,575	253
Total Assets	$ 126,891	$ 116,547	$ 132,145

Continued on next page.

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands of dollars, except share amounts)

	September 25, 2004	December 27, 2003 As Restated	September 27, 2003 As Restated
	(Unaudited)		(Unaudited)
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Short-term debt and capital lease obligations	$ 12,918	$ 13,468	$ 23,995
Accounts payable	33,275	42,742	41,311
Accrued liabilities	17,240	17,088	12,518
Customer prepayments and credits	17,227	11,479	18,109
Deferred tax liability	1,769	1,769	2,734
Total Current Liabilities	82,429	86,546	98,667
NON-CURRENT LIABILITIES:
Long-term debt (including debt to a related party see note 9)	11,050	9,042	9,656
Series B Participating Preferred Stock, authorized, issued and outstanding 1,622,111 shares; liquidation preference of $112,964	--	--	104,437
Series C Participating Preferred Stock, authorized, issued and outstanding 564,819 shares; liquidation preference of $56,482	72,689	72,689	--
Other	3,457	4,609	7,748
Total Non-current Liabilities	87,196	86,340	121,841
Total Liabilities	169,625	172,886	220,508
SHAREHOLDERS’ DEFICIENCY:
Common Stock, $0.01 par value, authorized 50,000,000 shares at September 25, 2004 and 30,000,000 shares at December 27, 2003 and September 27, 2003; 22,662,875 shares issued and 22,450,782 shares outstanding at September 25, 2004; 22,229,456 shares issued and 22,017,363 shares outstanding at December 27, 2003 and 14,043,673 shares issued and 13,831,580 shares outstanding at September 27, 2003	227	222	140
Capital in excess of par value	464,059	450,407	419,408
Accumulated deficit	(503,674)	(503,622)	(504,565)
	(39,388)	(52,993)	(85,017)
Less:
Treasury stock, at cost (212,093 shares)	(2,996)	(2,996)	(2,996)
Notes receivable from sale of Common Stock	(350)	(350)	(350)
Total Shareholders’ Deficiency	(42,734)	(56,339)	(88,363)
Total Liabilities and Shareholders’ Deficiency	$ 126,891	$ 116,547	$ 132,145

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands of dollars, except per share amounts)

(Unaudited)

	For the 13- Weeks Ended		For the 39- Weeks Ended
	September 25, 2004	September 27, 2003 As Restated	September 25, 2004	September 27, 2003 As Restated

NET REVENUES	$ 94,443	$ 96,925	$ 281,513	$ 299,553

OPERATING COSTS AND EXPENSES:
Cost of sales and operating expenses	56,384	62,779	171,705	192,120
Special charges	476	193	487	681
Selling expenses	23,756	22,957	71,566	73,141
General and administrative expenses	10,360	10,147	31,329	30,872
Depreciation and amortization	991	1,068	3,007	3,389
	91,967	97,144	278,094	300,203

INCOME (LOSS) FROM OPERATIONS	2,476	(219)	3,419	(650)
Gain on sale of Improvements	--	--	--	1,911

INCOME (LOSS) BEFORE INTEREST AND INCOME TAXES	2,476	(219)	3,419	1,261
Interest expense, net (including interest expense to a related party see note 9)	1,769	5,274	3,481	7,842

INCOME (LOSS) BEFORE INCOME TAXES	707	(5,493)	(62)	(6,581)
(Benefit) provision for Federal income taxes	3	11,300	(2)	11,300
(Benefit) provision for state income taxes	(7)	17	(8)	23
(Benefit) provision for income taxes	(4)	11,317	(10)	11,323

NET INCOME (LOSS) AND COMPREHENSIVE LOSS	711	(16,810)	(52)	(17,904)
Preferred stock dividends	--	--	--	7,922
Earnings Applicable to Preferred Stock	--	--	--	--

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$ 711	$ (16,810)	$ (52)	$ (25,826)

NET INCOME (LOSS) PER COMMON SHARE:
Net income (loss) per common share – basic	$ 0.03	$ (1.22)	$ (0.00)	$ (1.87)
Net income (loss) per common share – diluted	$ 0.02	$ (1.22)	$ (0.00)	$ (1.87)
Weighted average common shares outstanding – basic (thousands)	22,398	13,832	22,144	13,832
Weighted average common shares outstanding – diluted (thousands)	31,356	13,832	22,144	13,832

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	For the 39- Weeks Ended
	September 25, 2004	September 27, 2003 As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (52)	$ (17,904)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization, including deferred fees	3,394	4,206
Provision for doubtful accounts	345	281
Special charges	487	681
Deferred tax expense	--	11,300
Gain on the sale of Improvements	--	(1,911)
(Gain) loss on the sale of property and equipment	(2)	70
Interest expense related to Series B Participating Preferred Stock redemption price increase	--	4,482
Compensation expense related to stock options	154	473
Accretion of common stock warrants	420	--
Changes in assets and liabilities:
Accounts receivable	542	4,125
Inventories	(8,296)	(2,035)
Prepaid catalog costs	(6,185)	(3,486)
Accounts payable	(9,467)	(2,097)
Accrued liabilities	(335)	(15,377)
Customer prepayments and credits	5,748	8,108
Other, net	(1,327)	1,100
Net cash used by operating activities	(14,574)	(7,984)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(371)	(1,715)
Proceeds from the sale of Improvements	--	2,000
Costs related to the early release of escrow funds	--	(89)
Proceeds from disposal of property and equipment	2	2
Net cash (used) provided by investing activities	(369)	198
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under Wachovia revolving loan facility	1,702	11,373
Payments under Wachovia Tranche A term loan facility	(1,171)	(1,493)
Payments under Wachovia Tranche B term loan facility	(6,011)	(1,350)
Borrowings under the Chelsey facility	7,061	--
Issuance of Common Stock Warrants to Chelsey Finance	12,939	--
Payments of long-term debt and capital lease obligations	(543)	(8)
Payment of debt issuance costs	(1,045)	(243)
Payment of debt issuance costs to related party	(200)	--
Refund (payment) of estimated Richemont tax obligation on Series B Participating Preferred Stock accretion	347	(347)
Net cash provided by financing activities	13,079	7,932
Net (decrease) increase in cash and cash equivalents	(1,864)	146
Cash and cash equivalents at the beginning of the period	2,282	785
Cash and cash equivalents at the end of the period	$ 418	$ 931

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$ 1,926	$ 2,480
Income taxes	$ 8	$ 665
Non-cash investing and financing activities:
Issuance of Common Stock to related party for payment of waiver fee	$ 563	$ --
Series B Participating Preferred Stock redemption price increase	$ --	$ 7,575

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial condition, results of operations and cash flows of the Company and its consolidated subsidiaries for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. All references in these unaudited condensed consolidated financial statements to the number of shares outstanding, per share amounts, stock warrants, and stock option data relating to the Company’s common stock have been restated, as appropriate, to reflect the effect of the one-for-ten reverse stock split occurring at the close of business on September 22, 2004. See Note 12 for more information regarding the reverse stock split and additional amendments to the Company’s Certificate of Incorporation.

The Company has adjusted the calculation of its deferred tax assets and liabilities as of December 27, 2003 and September 27, 2003 to also consider the effect of deferred state income taxes as of that date, as well as the Company has calculated deferred taxes on only those Net Operating Loss Carryforwards that may be utilizable in the future. These adjustments resulted in a decrease of the deferred tax assets and liabilities by $0.8 million and $0.3 million as of December 27, 2003 and September 27, 2003, respectively. As the Company’s net deferred tax asset had a full valuation allowance at that date, there was no impact on the Company’s financial position, cash flows or operating results for this change.

Uses of Estimates and Other Critical Accounting Policies

The condensed consolidated financial statements include all subsidiaries of the Company and all intercompany transactions and balances have been eliminated. The preparation of financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.	RESTATEMENT OF FINANCIAL STATEMENTS AND OTHER RELATED MATTERS

We have restated the condensed consolidated financial statements for the 13 and 39- week periods ended September 27, 2003 and the Condensed Consolidated Balance Sheet as of December 27, 2003 included in this Form 10-Q (collectively, the “Restatement”).

Buyers’ Club Program. In the first quarter of 2004, we identified a potential issue with the accounting treatment of discount obligations due to members of certain of the Company’s buyers’ club programs, and at that time, an inappropriate conclusion regarding the accounting treatment was reached. During the third quarter of 2004, the issue was re-evaluated and we determined that an error in the accounting treatment had occurred. The impact of the error resulted in the overstatement of revenues and the omission of a liability related to the guarantee for discount obligations. The proper accounting treatment has been applied to all periods impacted including a calculation of the cumulative impact of the error on previously reported periods.

Revenue Recognition Issues. During the second quarter of 2004, the Company identified a revenue recognition cut-off issue that resulted in revenue being recorded in advance of the actual shipment of merchandise to the customer. The practice was stopped immediately. Subsequently, the Company determined that revenue should be recognized when merchandise is received by the customer rather than when shipped because the Company routinely replaces customer merchandise damaged or lost in transit as a customer service matter (even though risk of loss, as a legal matter, passes on shipment). As a consequence, the Company has restated all periods presented to recognize revenue when merchandise is received by the customer.

Kaul Accrual. During the year ended December 30, 2000, the Company estimated its liability related to Rakesh Kaul’s claims regarding benefits to which he was entitled as a result of his resignation as CEO on December 5, 2000. The accompanying condensed consolidated financial statements contain a restatement related to the Kaul reserve that corrects two errors in the accounting treatment of the reserve. The first error identified was the premature reversal of the reserve in the fourth quarter of 2003 based upon the summary judgment decision in January 2004. Because this decision could be, and subsequently was, appealed, management determined that the reversal was premature. The second error identified was the accounting for legal fees associated with litigating this claim. Due to the fact that the Kaul reserve was recorded prior to the initiation of litigation, the Company has determined that the appropriate basis of accounting for the legal fees related to the litigation would have been to treat such fees as period costs and, therefore, expensed as incurred. However, the Company had inappropriately recorded certain of these fees against the reserve as opposed to recording them as an expense in the income statement. As of September 25, 2004, the Company had accrued $4.5 million related to this matter. This accrual remained on the Company’s Consolidated Balance Sheet until the third quarter of 2005 when Kaul’s rights to pursue this claim expired.

Customer Prepayments and Credits. Starting in fiscal 2001, the Company inappropriately reduced the liability for certain customer prepayments and credits. The impact of the inappropriate reduction of this liability resulted in the understatement of general and administrative expenses and the omission of the related liability. During the fourth quarter of 2004, the Company re-evaluated the accounting treatment for these customer prepayments and credits. As a consequence, the Company has applied the proper accounting treatment to all periods impacted including recording a liability in each respective previously reported period equivalent to the cumulative impact of the error.

Other Accruals. The Company has recorded other liabilities relating primarily to certain miscellaneous catalog costs and other miscellaneous costs that were inappropriately not accrued in the appropriate periods.

Debt Classification. Based on the provisions of EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Agreement,” and certain provisions in its senior secured credit facility (“Wachovia Facility”), the Company is required to classify its revolving loan facility as short-term debt. This had been previously restated in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003, as amended, and is included in this filing for the comparable period ending September 27, 2003.

The summary of the effects of the Restatement, inclusive of any tax implications, on the Company’s quarterly and year-to-date condensed consolidated financial statements and the year ended December 27, 2003 Condensed Consolidated Balance Sheet is as follows:

	Quarter ended September 27, 2003
	As Previously Reported	Buyers’ Club Adjustment	Revenue Recognition Adjustments	Debt Classification Adjustment	Kaul Accrual Adjustment	Customer Prepayments And Credits Adjustment	Other Accrual Adjustments	As Restated
	(In thousands, except per share amounts)
Inventories	$ 53,000	--	3,541	--	--	--	--	$ 56,541
Prepaid catalog costs	$ 15,770	--	2,002	--	--	--	--	$ 17,772
Other current assets	$ 3,834	--	791	--	--	--	--	$ 4,625
Total current assets	$ 86,074	--	6,334	--	--	--	--	$ 92,408
Deferred tax asset	$ 2,017	--	717	--	--	---	--	$ 2,734
Short-term debt and capital lease obligations	$ 10,831	--	--	13,164	--	--	--	$ 23,995
Accounts payable	$ 40,522	--	--	--	--	--	789	$ 41,311
Accrued liabilities	$ 12,066	--	(602)	--	1,048	--	6	$ 12,518
Customer prepayments and credits	$ 6,705	1,669	8,892	--	--	843	--	$ 18,109
Deferred tax liability	$ 2,017	--	717	--	--	---	---	$ 2,734
Total current liabilities	$ 72,141	1,669	9,007	13,164	1,048	843	795	$ 98,667
Long-term debt	$ 22,820	--	--	(13,164)	--	--	--	$ 9,656
Total non-current liabilities	$ 135,005	--	--	(13,164)	--	--	--	$ 121,841
Accumulated Deficit	$ (498,254)	(1,669)	(1,956)	--	(1,048)	(843)	(795)	$ (504,565)
Total Shareholders’ Deficiency	$ (82,052)	(1,669)	(1,956)	--	(1,048)	(843)	(795)	$ (88,363)
Net revenues	$ 96,633	(217)	509	--	--	--	--	$ 96,925
Cost of sales and operating expenses	$ 62,557	--	222	--	--	--	--	$ 62,779
Selling expenses	$ 22,787	--	104	--	--	--	66	$ 22,957
General and administrative expenses	$ 10,092	--	17	--	--	25	13	$ 10,147
Loss from operations	$ (64)	(217)	166	--	--	(25)	(79)	$ (219)
Loss before interest and income taxes	$ (64)	(217)	166	--	--	(25)	(79)	$ (219)
Loss before income taxes	$ (5,338)	(217)	166	--	--	(25)	(79)	$ (5,493)
Provision for state income taxes	$ 7	--	--	--	--	--	10	$ 17
Net loss and comprehensive loss	$ (16,645)	(217)	166	--	--	(25)	(89)	$ (16,810)
Net loss applicable to common shareholders	$ (16,645)	(217)	166	-	--	(25)	(89)	$ (16,810)
Net loss per share-basic and diluted	$ (1.20)	(0.02)	0.01	--	--	--	(0.01)	$ (1.22)

	Nine months ended September 27, 2003
	As Previously Reported	Buyers’ Club Adjustment	Revenue Recognition Adjustments	Kaul Accrual Adjustment	Customer Prepayments and Credits Adjustment	Other Accrual Adjustment	As Restated
	(In thousands, except per share amounts)
Net revenues	$ 304,872	(671)	(4,648)	--	--	--	$ 299,553
Cost of sales and operating expenses	$ 194,361	--	(2,241)	--	--	--	$ 192,120
Selling expenses	$ 74,099	--	(1,175)	--	--	217	$ 73,141
General and administrative expenses	$ 30,857	--	(103)	(8)	90	36	$ 30,872
Income (loss) from operations	$ 1,485	(671)	(1,129)	8	(90)	(253)	$ (650)
Income before interest and income taxes	$ 3,396	(671)	(1,129)	8	(90)	(253)	$ 1,261
Loss before income taxes	$ (4,446)	(671)	(1,129)	8	(90)	(253)	$ (6,581)
Provision for state income taxes	$ 17	--	--	--	--	6	$ 23
Net loss and comprehensive loss	$ (15,763)	(671)	(1,129)	8	(90)	(259)	$ (17,904)
Net loss applicable to common shareholders	$ (23,685)	(671)	(1,129)	8	(90)	(259)	$ (25,826)
Net loss per share-basic and diluted	$ (1.71)	(0.05)	(0.08)	(0.00)	(0.01)	(0.02)	$ (1.87)

	As of December 27, 2003
	As Previously Reported	Buyers’ Club Adjustment	Revenue Recognition Adjustments	Kaul Accrual Adjustment	Customer Prepayment and Credit Adjustment	Other Accrual Adjustments	As Restated
Inventories	$ 41,576	--	1,230	--	--	--	$ 42,806
Prepaid catalog costs	$ 11,808	--	677	--	--	--	$ 12,485
Other current assets	$ 3,951	--	288	--	--	--	$ 4,239
Total current assets	$ 73,952	--	2,195	--	--	--	$ 76,147
Deferred tax asset	$ 1,453	--	316	--	--	--	$ 1,769
Accounts payable	$ 41,880	--	----	--	--	862	$ 42,742
Accrued liabilities	$ 12,918	--	(184)	4,354	--	--	$ 17,088
Customer prepayments and credits	$ 5,485	1,897	3,230	--	867	--	$ 11,479
Deferred tax liability	$ 1,453	--	316	--	--	--	$ 1,769
Total current liabilities	$ 75,204	1,897	3,362	4,354	867	862	$ 86,546
Accumulated deficit	$ (494,791)	(1,897)	(851)	(4,354)	(867)	(862)	$ (503,622)
Total shareholders’ deficiency	$ (47,508)	(1,897)	(851)	(4,354)	(867)	(862)	$ (56,339)

The Restatement did not result in a change to the Company’s cash flows during the restated periods.

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

The Company was notified on January 11, 2005 by the Securities and Exchange Commission (“SEC”) that the SEC is conducting an informal inquiry relating to the Company’s financial results and financial reporting since 1998. The SEC indicated in its letter to the Company that the inquiry should not be construed as an indication by the SEC that there has been any violation of the federal securities laws. The Company is cooperating fully with the SEC in connection with the inquiry and Wilmer Cutler has briefed the SEC and the Company’s independent registered public accounting firm, Goldstein Golub Kessler LLP (“GGK”), on the results of its investigation. The Company intends to continue to cooperate with the SEC in connection with its informal inquiry concerning the Company’s financial reporting.

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

	For the 13- Weeks Ended		For the 39- Weeks Ended
	September 25, 2004	September 27, 2003 As Restated	September 25, 2004	September 27, 2003 As Restated

Net income (loss)	$ 711	$ (16,810)	$ (52)	$ (17,904)
Less:
Preferred stock dividends	--	--	--	7,922
Earnings Applicable to Preferred Stock	--	--	--	--
Net income (loss) applicable to common shareholders	$ 711	$ (16,810)	$ (52)	$ (25,826)
Basic net income (loss) per common share	$ 0.03	$ (1.22)	$ (0.00)	$ (1.87)

Weighted-average common shares outstanding	22,398	13,832	22,144	13,832

Diluted net income (loss)	$ 711	$ (16,810)	$ (52)	$ (25,826)
Diluted net income (loss) per common share	$ 0.02	$ (1.22)	$ (0.00)	$ (1.87)

Weighted-average common shares outstanding	22,398	13,832	22,144	13,832
Effect of Dilution:
Stock options	--	--	--	--
Stock warrants	8,958	--	--	--
Weighted-average common shares outstanding assuming dilution	31,356	13,832	22,144	13,832

Diluted net income (loss) per common share excluded incremental weighted-average shares of 2,998,123, 79,273 and 27,086 for the 39- weeks ended September 26, 2004 and 13 and 39-week periods ended September 27, 2003, respectively. These incremental weighted-average shares were related to employee stock options and common stock warrants and were excluded due to their anti-dilutive effect.

4.	CONTINGENCIES

Rakesh K. Kaul v. Hanover Direct, Inc., No. 04-4410(L)-CV, 2nd Cir.S.D.N.Y., on appeal from 296 F. Supp.2d (S.D. NY 2004). On June 28, 2001, Rakesh K. Kaul, the former President and Chief Executive Officer of the Company, filed a five-count complaint in the Federal District Court in New York seeking relief stemming from his separation of employment from the Company including short-term bonus and severance payments of $2,531,352, attorneys’ fees and costs, and damages due to the

Company’s failure to pay him a “tandem bonus” as well as Kaul’s alleged rights to benefits under a change in control plan and a long-term incentive plan. The Company filed a Motion for Summary Judgment and in July 2004, the Court entered a final judgment dismissing most of Mr. Kaul’s claims with prejudice and awarded Mr. Kaul $45,946 in vacation pay and $14,910 in interest. The Company paid Mr. Kaul the $60,856 in July 2004. In August 2004, Kaul filed an appeal on three issues: severance and short-term bonus, tandem bonus and legal fees. On June 28, 2005 the Second Circuit Court of Appeals denied Kaul’s appeal, affirming the Summary Judgment decision in the Company’s favor. Mr. Kaul’s rights to appeal the Second Circuit’s opinion expired in August 2005.

As of September 25, 2004, the Company has accrued $4.5 million related to this matter, which remained on the Company’s Condensed Consolidated Balance Sheet until the final resolution of Kaul’s claims against the Company, which occurred in August 2005 when all of his rights to pursue this claim expired. During the third quarter ended September 24, 2005, the Company reversed this accrual due to the expiration of Kaul’s rights to further pursue the claim.

Class Action Lawsuits:

The Company was party to four class action/representative lawsuits that all involved allegations that the Company’s charges for insurance were invalid, unfair, deceptive and/or fraudulent. As described in greater detail below, the Company has, in large part, resolved all of these class action lawsuits.

Jacq Wilson v. Brawn of California, Inc., Case No. CGC-02-404454 (Supp. Ct. San Francisco, CA 2002) (“Wilson Case”). On February 13, 2002, Jacq Wilson, suing on behalf of himself and other similarly situated persons, filed a class action lawsuit in the Superior Court of the State of California, City and County of San Francisco, against the Company alleging that the Company charged an unlawful, unfair, and fraudulent insurance fee on orders, was engaged in untrue, deceptive and misleading advertising and unfair competition under the state’s Business and Professions Code. Wilson and the class sought relief including restitution and disgorgement of all monies wrongfully collected by defendants, including interest, an order enjoining defendants from imposing insurance on its order forms, and compensatory damages, attorneys’ fees, pre-judgment interest and costs of the suit. In November, 2003, the Court, after a trial the previous April, entered judgment for the plaintiff and the class, requiring defendants to refund insurance charges collected from consumers for the period from February 13, 1998 through January 15, 2003, with interest. In April, 2004, the Court awarded plaintiff’s counsel approximately $445,000 of attorneys’ fees.

The Company appealed the Court’s decision and the order to pay attorneys’ fees issue, which appeals were consolidated. The enforcement of the judgment for insurance fees and the award of attorneys’ fees were stayed pending resolution of the appeal. On September 2, 2005 the California Court of Appeals reversed both the trial court’s findings on the merits and its award of attorneys’ fees and awarded the Company its cost on the appeal.

Teichman v. Hanover Direct, Inc. et. al., No. 3L641 (Supp. Ct. San Francisco, CA 2001). On August 15, 2001, Randi Teichman filed a summons and four-count complaint in the Superior Court for the City and County of San Francisco seeking damages and other relief for herself and a class of similarly situated persons arising out of the insurance fee charged by catalogs and Internet sites operated by Company subsidiaries. This case has been stayed since May 2002 pending resolution of the Martin Case.

The plaintiffs in both Wilson and Teichman were represented by the same counsel and the plaintiffs in both cases agreed to dismiss the cases with prejudice in exchange for the Company’s agreement to not seek reimbursement of costs in the Wilson case.

John Morris, individually and on behalf of all other similarly situated person and entities similarly situated v. Hanover Direct, Inc. and Hanover Brands, Inc., No. L 8830-02 (Supp. Ct. Bergen Co. – Law Div., NJ) October 28, 2002, John Morris, individually and on behalf of other similarly situated persons in New Jersey filed an action alleging that (1) the Company improperly added a charge for “insurance” and (2) the Company’s conduct was in violation of the New Jersey Consumer Fraud Act as otherwise deceptive, misleading and unconscionable. Morris sought relief including damages equal to the amount of all insurance charges, interest, treble and punitive damages, injunctive relief, costs, and reasonable attorneys’ fees. On February 14, 2005, the Court denied class certification which limited the damages being litigated, absent an appeal of the denial of class certification, to Plaintiff’s individual injury of the $1.48 he paid for insurance which could be trebled pursuant to the New Jersey consumer protection statute plus attorney’s fees. This case was settled effective as of August 29, 2005 and the Company paid $39,500 in the aggregate for a nominal amount of damages and legal fees.

Martin v. Hanover Direct, Inc., et. al., No. CJ-2000 (D.C. Sequoyah Co., Ok.) (“Martin Case”). On March 3, 2000, Edwin L. Martin filed a class action lawsuit against the Company claiming breach of contract, unjust enrichment, recovery of money paid absent consideration, fraud and a claim under the New Jersey Consumer Fraud Act. The allegations stem from “insurance charges” paid to the Company by consumers who had placed orders from catalogs published by indirect subsidiaries of the Company over a number of years. Martin sought relief including (i) a declaratory judgment as to the validity of the delivery insurance, (ii) an order directing the Company to return to the plaintiff and class members the “unlawful revenue” derived from the insurance charges, (iii) threefold damages for each class member, and (iv) attorneys’ fees and costs. In July 2001, the Court certified the class and the Company filed an appeal of the class certification. On October 25, 2005, the class certification was reversed. Martin filed an Application for Rehearing which was denied on January 3, 2006. On January 18, 2006, Martin filed a Petition for a Writ of Certiorari in the Oklahoma Supreme Court. The Company believes that it is unlikely that the Oklahoma Supreme Court will grant Martin’s petition.

The Company established a $0.5 million reserve during the third quarter of 2004 for all of the class action lawsuits described above for settlements and the Company’s current estimate of future legal fees to be incurred. The balance of the reserve as of September 25, 2004 was approximately $0.5 million.

Claims for Post-Employment Benefits:

The Company is involved in four lawsuits instituted by former employees arising from the Company’s denial of change in control (“CIC”) benefits under compensation continuation plans following the termination of employment.

Two of these cases arose from the circumstances surrounding the Restatement:

Charles Blue v. Hanover Direct, Inc., William Wachtel, Stuart Feldman, Wayne Garten and Robert Masson, (Supp. Ct. N.J., Law Div. Hudson Cty, Docket No.: L-5153-05) is an action instituted by the Company’s former Chief Financial Officer who was terminated for cause on March 8, 2005. The complaint seeks compensatory and punitive damages and attorney’s fees and alleges retaliation, mental anguish and reputational damage, loss of earnings and employment and racial discrimination. The Company believes that Mr. Blue was properly terminated for cause and that his claims are groundless.

Frank Lengers v. Hanover Direct, Inc., Wayne Garten, William Wachtel, A. David Brown, Stuart Feldman, Paul S. Goodman,  Donald Hecht and Robert Masson, (Supp. Ct. N.J., Law Div. Hudson Cty, Docket No.: L-5795-05) was brought as a result of the Company terminating the employment of its former Vice President, Treasury Operations & Risk Management, on March 8, 2005 for cause. The complaint seeks compensatory and punitive damages and attorney’s fees and alleges improper denial of CIC benefits, age and disability discrimination, handicap discrimination, aiding and abetting and breach of contract. The Company believes that Mr. Lengers was properly terminated for cause and that his claims are groundless.

The Company believes that it properly denied CIC benefits with respect to each of the four former employees and that it has meritorious defenses in all of the cases and plans a vigorous defense.

In addition, the Company is involved in various routine lawsuits of a nature that is deemed customary and incidental to its businesses. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

5.	SPECIAL CHARGES

2004 Plan

On June 30, 2004 the Company announced its plan to consolidate the operations of the LaCrosse, Wisconsin fulfillment center and storage facility into the Roanoke, Virginia fulfillment center by June 30, 2005. The LaCrosse fulfillment center and storage facility were closed in June 2005 and August 2005 upon the expiration of their respective leases. The plan to consolidate operations was prompted by excess capacity at the Roanoke facility and the lack of sufficient warehouse space in the leased Wisconsin facilities to support the growth of The Company Store and reduce the overall cost structure of the Company. The Company substantially completed the consolidation into the Roanoke, Virginia fulfillment center by the end of June 2005. The Company accrued $0.5 million in severance and related costs during the third quarter associated with the LaCrosse operations and the elimination of 149 full and part-time positions, of which 96 employees will be provided severance benefits by the Company. Since the consolidation of our fulfillment centers, our Roanoke fulfillment center has experienced lower productivity that has negatively impacted fulfillment costs and the Company’s overall performance.

2000 Plan

In December 2000, the Company began a strategic business realignment program that resulted in the recording of special charges for severance, facility exit costs and fixed asset write-offs. The actions related to the strategic business realignment program were taken in an effort to direct the Company’s resources primarily towards a loss reduction strategy and return to profitability.

Plan Summary

As of September 25, 2004, a liability of approximately $2.1 million was included within Accrued Liabilities and a liability of approximately $2.5 million was included within Other Non-current Liabilities relating to future payments in connection with the Company’s 2000 Plan and 2004 Plan. They are expected to be satisfied no later than February 2010 and consist of the following (in thousands):

	Severance & Personnel Costs		Real Estate Lease & Exit Costs
	2004 Plan	2000 Plan	2000 Plan	Total

Balance at December 27, 2003	$ --	$ 205	$ 5,589	$ 5,794

2004 expenses	497	--	--	497
2004 revisions of previous estimate	--	(31)	21	(10)
Paid in 2004	--	(174)	(1,501)	(1,675)

Balance at September 25, 2004	$ 497	$ --	$ 4,109	$ 4,606

The following is a summary of the liability related to real estate lease and exit costs, by location, as of September 25, 2004, December 27, 2003 and September 27, 2003 and includes lease and exit costs related to the Gump’s operations that was sold on March 14, 2005 (in thousands):

	September 25, 2004	December 27, 2003	September 27, 2003

Gump’s facility, San Francisco, CA	$ 3,272	$ 3,788	$ 3,404
Corporate facility, Weehawken, NJ	668	1,447	1,695
Corporate facility, Edgewater, NJ	117	261	306
Administrative and telemarketing facility, San Diego, CA	52	93	109

Total Real Estate Lease and Exit Costs	$ 4,109	$ 5,589	$ 5,514

6.	SALE OF IMPROVEMENTS BUSINESS

On March 27, 2003, the Company and HSN, a division of USA Networks, Inc.’s Interactive Group and purchaser of certain assets and liabilities of the Company’s Improvements business on June 29, 2001, amended the asset purchase agreement to provide for the release of the remaining $2 million balance of the escrow fund and to terminate the escrow agreement. The asset purchase agreement had provided that if the Company’s subsidiary, Keystone Internet Services LLC (“Keystone”) failed to perform its obligations during the first two years of the services contract, HSN could receive a reduction in the original purchase price of up to $2 million. By agreeing to the terms of the amendment, HSN forfeited its ability to receive a reduction in the original purchase price. In consideration for the release, Keystone issued a credit to HSN for $100,000, which could be applied by HSN against any invoices of Keystone to HSN. This credit was utilized by HSN during March 2003. On March 28, 2003, the remaining $2 million escrow balance was received by the Company, thus terminating the escrow agreement.

During 2002, the Company recognized approximately $0.6 million of the deferred gain consistent with the terms of the escrow agreement. Proceeds related to the deferred gain were received on July 2, 2002 and December 30, 2002 for $0.3 million and $0.3 million, respectively. The Company recognized the remaining net deferred gain of $1.9 million upon the receipt of the escrow balance on March 28, 2003.

This gain was reported net of the costs incurred to provide the credit to HSN of approximately $0.1 million.

7.	CHANGES IN MANAGEMENT AND BOARD OF DIRECTORS

Chief Executive Officer

Garten Employment Agreement. On May 6, 2004, Wayne P. Garten became the Company’s Chief Executive Officer and President. Mr. Garten is employed pursuant to the terms of a May 6, 2004 Employment Agreement. Under Mr. Garten’s Employment Agreement he will be paid an annual salary of $600,000 over a term expiring on May 6, 2006. The Company also granted Mr. Garten options to acquire 200,000 shares of the Company’s common stock, half pursuant to its 2000 Management Stock Option Plan and half outside the plan. All of the options have an exercise price of $1.95 per share, the Common Stock’s average closing price for the ten trading days preceding the grant date and the ten trading days after the grant date. One third of each of the options vested upon execution of the Employment Agreement and the balance will vest in two equal installments over a two-year period, vesting on the anniversary of the original grant date, subject to earlier vesting in the event of a change in control of the Company (as that term is defined in the Employment Agreement). Mr. Garten is entitled to participate in the Company’s bonus plan for executives, as established by the Board of Directors.

The Employment Agreement provides for a lump sum change in control payment equal to 200% of Mr. Garten’s annual salary if a change in control occurs during the term. The Employment Agreement also provides for 18 months of severance payments if Mr. Garten is not otherwise entitled to change in control benefits and (i) is terminated without cause or terminates his employment for good reason (as both terms are defined in the Employment Agreement) during the term or (ii) his Employment Agreement is not renewed.

Shull Employment and Severance Agreement. Thomas Shull, the Company’s prior Chief Executive Officer, resigned from the Company on May 5, 2004. Mr. Shull and the Company executed a General Release and Separation Agreement dated effective as of May 5, 2004 which provided for the Company to pay Mr. Shull $900,000 of severance in lieu of any other benefits provided for in the Employment Agreement dated September 1, 2002, as amended (the “Shull Employment Agreement”). The severance was paid with a $300,000 lump sum on execution and the balance in biweekly installments that were completed in 2004. The Company also agreed to pay for 18 months of COBRA coverage for Mr. Shull.

Prior to his resignation, Mr. Shull was employed pursuant to the Shull Employment Agreement which provided for an $855,000 base salary and had term expiring on March 31, 2006. Mr. Shull was a participant in the Company’s Key Executive Eighteen Month Compensation Continuation Plan (the “Change of Control Plan”) and its transaction bonus program. The Recapitalization Agreement (as described in note 10) was characterized as a change in control under the Change in Control Plan and, therefore, the Company paid Mr. Shull $1,350,000 in 2003. The Company also paid Mr. Shull $450,000 under the transaction bonus program in 2003.

Board of Directors

Effective July 30, 2004, Basil Regan resigned from the Board of Directors and would have continued to hold the right to appoint a designee to the Company’s Board of Directors until November 30, 2005 assuming his continuation as a common shareholder. Upon the January 10, 2005 sale of Common Stock held by Regan Partners, L.P., Regan International Fund Limited and Mr. Regan to Chelsey, Mr. Regan’s right to appoint a designee terminated without exercise.

Other Severance and Compensation Related Matters

Brian C. Harriss. Effective February 15, 2004, the Company eliminated Mr. Harriss’s position as Executive Vice President, Finance and Administration, as part of its ongoing strategic business realignment program. Mr. Harriss and the Company entered into a severance agreement providing for payments of $545,000, as well as other benefits that were accrued and paid in the first quarter of 2004. Mr. Harriss also received a payment of $61,091 under the Company’s 2003 Management Incentive Plan.

William C. Kingsford. William C. Kingsford, the Company’s Senior Vice President Treasury and Control (Corporate Controller) resigned from the Company effective September 22, 2004. In connection with his resignation, the Company and Mr. Kingsford entered into a Separation Agreement and General Release under which the Company agreed to pay him severance at his then current salary of $200,000 payable over the shorter of one year following resignation or the date Mr. Kingsford secured a new job. The Company paid Mr. Kingsford one year of severance payments.

8.	RECENTLY ISSUED ACCOUNTING STANDARDS

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force Issue No. 03-6 (“EITF 03-6”), “Participating Securities and the Two-Class Method under FASB Statement No. 128.” SFAS 128 defines earnings per share (“EPS”) as “the amount of earnings attributable to each share of common stock” and indicates that the objective of EPS is to measure the performance of an entity over the reporting period. SFAS 128 addresses conditions under which a participating security requires the use of the two-class method of computing EPS. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common shareholders, but does not require the presentation of basic and diluted EPS for securities other than common stock. The Company’s Series C Participating Preferred Stock (“Series C Preferred”) is a participating security and, therefore, we calculate EPS utilizing the two-class method, however, have chosen not to present basic and diluted EPS for its preferred stock.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. We are required to adopt the provisions of SFAS 151 effective January 1, 2006; however, early adoption is permitted. We are currently in the process of determining the impact of the adoption of this Statement on our financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment” (“SFAS 123R”). SFAS 123R requires measurement and recording of compensation expense for all employee share-based compensation awards using a fair value method. The Company currently accounts for its stock-based compensation to employees using the fair value-based methodology under SFAS 123. We are currently assessing the impact of the adoption of this Statement.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle. We are required to adopt the provisions of SFAS 154 effective January 1, 2006; however, early adoption is permitted. We are currently assessing the impact of the adoption of this Statement.

9.	DEBT

The Company has two credit facilities: a senior secured credit facility (the “Wachovia Facility”) provided by Wachovia National Bank, as successor by merger to Congress Financial Corporation (“Wachovia”) and a $20 million junior secured facility (the “Chelsey Facility”), provided by Chelsey

Finance, LLC (“Chelsey Finance”), of which the entire $20 million was borrowed by the Company. Chelsey Finance is an affiliate of Chelsey, the Company’s principal shareholder.

Debt consists of the following (in thousands):

	September 25, 2004	December 27, 2003	September 27, 2003 As Restated

Wachovia facility:
Tranche A term loans – Current portion, interest rate of 5% at September 25, 2004 and 4.75% at December 27, 2003 and September 27, 2003	$ 1,825	$ 1,992	$ 1,992
Tranche B term loan – Current portion, interest rate of 13% in 2003	--	1,800	1,800
Revolver, interest rate of 5% at September 25, 2004 and 4.5% at December 27, 2003 and September 27, 2003	10,699	8,997	20,192
Capital lease obligations – Current portion	394	679	11
Short-term debt	12,918	13,468	23,995

Wachovia facility:
Tranche A term loans, interest rate of 5% at September 25, 2004 and 4.75% at December 27, 2003 and September 27, 2003	3,474	4,478	4,975
Tranche B term loan, interest rate of 13% in 2003	--	4,211	4,661
Chelsey facility – stated interest rate of 9.5% (5% above prime rate) in 2004	7,481	--	--
Capital lease obligations	95	353	20
Long-term debt	11,050	9,042	9,656
Total debt	$ 23,968	$ 22,510	$ 33,651

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

Prior to the Chelsey Facility, there were two term loans outstanding, Tranche A and Tranche B, under the Wachovia Facility. The Tranche B term loan had a principal balance of approximately $4.9 million and bore interest at 13% when the Company used a portion of the proceeds of the Chelsey Facility to repay this loan on July 8, 2004. The Tranche A term loan had a principal balance of approximately $5.3 million as of September 25, 2004, of which approximately $1.8 million is classified as short term and approximately $3.5 million is classified as long term on the Condensed Consolidated Balance Sheet. The Tranche A term loan bears interest at 0.5% over the Wachovia prime rate and requires monthly principal payments of approximately $166,000.

The Revolver has a maximum loan limit of $34.5 million, subject to inventory and accounts receivable sublimits that limit the credit available to the Company’s subsidiaries, which are borrowers under the Revolver. The interest rate on the Revolver is currently 0.5% over the Wachovia prime rate. As of September 25, 2004, the interest rate on the Revolver was 5%.

The Wachovia Facility is secured by substantially all of the assets of the Company and contains certain restrictive covenants, including a restriction against the incurrence of additional indebtedness and the payment of Common Stock dividends. In addition, all of the real estate owned by the Company is subject to a mortgage in favor of Wachovia and a second mortgage in favor of Chelsey Finance. The Wachovia Loan Agreement contains affirmative and negative covenants typical for loan agreements for asset-based lending of this type including financial covenants requiring the Company to maintain specified levels of Consolidated Net Worth, Consolidated Working Capital and EBITDA, as those terms are defined in the Wachovia Loan Agreement.

Due to, among other things, the Restatement, which resulted in the Company violating several financial covenants and the Company’s inability to timely file its periodic reports with the SEC, the Company was in technical default under the Wachovia and Chelsey Facilities. The Company has obtained waivers from both Wachovia and Chelsey Finance for such defaults.

Remaining availability under the Wachovia Facility as of September 25, 2004 was $9.9 million.

2004 Amendments to Wachovia Loan Agreement

On March 25, 2004, the Company and Wachovia amended the Wachovia Loan Agreement, which adjusted the levels of Consolidated Net Worth and Consolidated Working Capital that the Company had to maintain during each month commencing January 2004, and amended the EBITDA covenant to specify minimum levels of EBITDA that the Company had to achieve on a quarterly basis during 2004, 2005 and 2006. In addition, the definition of “Event of Default” was amended by changing an Event of Default from the occurrence of a material adverse change in the business, assets, liabilities or condition of the Company and its subsidiaries to the occurrence of certain specific events such as a decrease in consolidated net revenues beyond certain specified levels or aging of inventory or accounts payable beyond certain specified levels.

Concurrent with the closing of the Chelsey Facility on July 8, 2004, the Company and Wachovia amended the Wachovia Loan Agreement in several respects including: (1) releasing certain existing availability reserves and removing the excess loan availability covenant that increased the Company’s availability by approximately $10 million, (2) reducing the amount of the maximum credit, the revolving loan limit and the inventory and accounts sublimits of the borrowers, and (3) permitting Chelsey Finance to have a junior secured lien on the Company’s assets. In addition, Wachovia consented to (a) the Company’s issuance to Chelsey Finance of the Common Stock Warrant and the Common Stock as described below, (b) the proposed reverse stock split of the Common Stock and the Company making cash payments to repurchase fractional shares, (c) certain amendments to the Company’s Certificate of Incorporation, and (d) the issuance by the Company of Common Stock to Chelsey as payment of a waiver fee. The Company paid Wachovia a $400,000 fee in connection with this amendment. This fee was recorded as a deferred charge within Other Assets on the Company’s Condensed Consolidated Balance Sheet and is being amortized over the three-year term of the amended Wachovia Facility.

2005 Amendments to Wachovia Loan Agreement

On March 11, 2005 Wachovia consented to the sale of Gump’s and Gump’s By Mail (collectively “Gump’s”). Also on March 11, 2005 the Wachovia Loan Agreement was amended to temporarily increase the amount of letters of credits that the Company could issue from $10 million to $13 million through June 30, 2005. The Company paid Wachovia a $25,000 fee in connection with this amendment.

Effective July 29, 2005 the Company and Wachovia amended the Wachovia Loan Agreement (“Thirty-Fourth Amendment”) to provide the terms under which the Company could enter into the World Financial Network National Bank (“WFNNB”) Credit Card Agreement which, among other things, prohibits the use of the proceeds of the Wachovia Facility to repurchase private label and co-brand accounts created under the WFNNB Credit Card Agreement should the Company become obligated to do so, prohibits the Company from terminating the WFNNB Credit Card Agreement without Wachovia’s consent and restricts the Company from borrowing on receivables generated under the WFNNB Credit Card Agreement. The amendment also waives enumerated defaults, resets the financial covenants, reallocates the availability that was previously allocated to Gump’s among other Company subsidiaries and, retroactive to June 30, 2005, increases the amount of letter of credits that the Company can issue to $15 million. The Company paid Wachovia a $60,000 fee in connection with this amendment.

On July 29, 2005 the Company and Chelsey Finance entered into a similar amendment of the Chelsey Facility.

Based on the provisions of EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement,” and certain provisions in the Wachovia Loan Agreement, the Company is required to classify the Revolver as short-term debt.

Chelsey Facility

On July 8, 2004, the Company closed on the Chelsey Facility, a $20 million junior secured credit facility with Chelsey Finance that was recorded net of a debt discount, at $7.1 million at issuance. The Chelsey Facility has a three-year term, subject to earlier maturity upon the occurrence of a change in control or sale of the Company (as defined), and carries a stated interest rate of 5% above the prime rate publicly announced by Wachovia. The financial and non-financial covenants contained in the Chelsey Facility mirror those in the Wachovia Facility except that the quantitative measures for the consolidated working capital and EBITDA covenants are 10% less restrictive and the consolidated net worth covenant is 5% less restrictive than the comparable financial covenants in the Wachovia. The Chelsey Facility is secured by a second priority lien on substantially all of the assets of the Company. As part of this transaction, Chelsey Finance entered into an intercreditor and subordination agreement with Wachovia. At September 25, 2004, the amount recorded as debt on the Company’s Condensed Consolidated Balance Sheet is $7.5 million, net of the un-accreted debt discount of $12.5 million.

Under the original terms of the Chelsey Facility, the Company was obligated to make payments of principal of up to the full outstanding amount of the Chelsey Facility in each quarter, provided, among other things: (1) the aggregate amount of availability under the Wachovia Facility is at least $7 million, (2) the cumulative EBITDA for the four fiscal quarters immediately preceding the quarter in which the payment is made is at least $14 million, and (3) the aggregate amount of principal prepayments is no more than $2 million in any quarter. Subsequent to the closing of the Chelsey Facility, the Company and Chelsey Finance amended the Chelsey Facility to provide that the Company was not obligated to make principal payments prior to the July 8, 2007, except in the event of a change in control or sale of the Company. This resulted in the recorded amount of the Chelsey Facility plus the accreted cost of the debt discount (as described below) being classified as long term on the Company’s Condensed Consolidated Balance Sheets as of September 25, 2004.

In consideration for providing the Chelsey Facility to the Company, Chelsey Finance received a closing fee of $200,000 and a warrant (the “Common Stock Warrant”) with a fair value of $12.9 million, exercisable immediately and for a period of ten years to purchase 30% of the fully diluted shares of Common Stock of the Company (equal to 10,259,366 shares of Common Stock) at an exercise price of $0.01 per share. The closing fee of $200,000 was recorded as a deferred charge within Other Assets on the Company’s Condensed Consolidated Balance Sheets and is being amortized over the three-year term of the Chelsey Facility utilizing the interest-method. Because the issuance of the Common Stock Warrant was subject to shareholder approval, the Company initially issued a warrant to Chelsey Finance to purchase newly-issued Series D Participating Preferred Stock (“Series D Preferred”) that was automatically exchanged for the Common Stock Warrant on September 23, 2004 following receipt of shareholder approval.

In connection with the closing of the Chelsey Facility, Chelsey waived its blockage rights over the issuance of senior securities and received in consideration a waiver fee equal to 1% of the liquidation preference of the Series C Preferred, payable in 434,476 shares of Common Stock (calculated based upon the fair market value thereof two business days prior to the closing date). The $0.6 million waiver fee was recorded as a deferred charge within other assets on the Company’s Condensed Consolidated Balance Sheets and is being amortized over the remaining redemption period of the Series C Preferred utilizing the interest-method. After consideration of the waiver fee paid in Common Stock and the change in the par value of Common Stock (see Note 9), the Company’s Common Stock increased by less than $0.1 million and Capital in excess of par value increased by $0.1 million. Both the shares underlying the Common Stock Warrant and the shares issued in payment of the waiver fee are subject to an existing Registration Rights Agreement between the Company and Chelsey.

As part of the Chelsey Facility, the Company and its subsidiaries agreed to indemnify Chelsey Finance and its affiliates, which includes Chelsey, from any losses suffered arising out of the Chelsey Facility other than liabilities resulting from Chelsey Finance and its affiliates’ gross negligence or willful misconduct. The indemnification agreement is not limited as to term and does not include any limitations on maximum future payments thereunder.

The terms of the Chelsey Facility were approved by the Company’s Audit Committee, all of whose members are independent, and the Company’s Board of Directors.

On July 8, 2004, approximately $4.9 million of the proceeds from the Chelsey Facility were used to repay the Tranche B Term Loan with the balance used to provide ongoing working capital for the Company, which has been used to reduce outstanding payables and increase inventory. The Chelsey Facility, together with the concurrent amendment of the Wachovia Facility, increased the Company’s liquidity by approximately $25 million.

In accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”), proceeds received from the sale of debt with detachable stock purchase warrants should be allocated to both the debt and warrants, with the portion allocable to the warrants to be accounted for as Capital in excess of par value with the remaining portion classified as debt. The fair value of the Common Stock Warrant of $12.9 million was determined using the Black-Scholes option pricing model and is being treated as debt discount, which will be accreted as interest expense utilizing the interest method over the 36-month term of the Chelsey Facility. The assumptions used for the Black-Scholes option pricing model were as follows: risk-free interest rate of 4.5%, expected volatility of 80.59%, an expected life of ten years and no expected dividends. A summary of the debt relating to the Chelsey Facility is as follows (in thousands):

Amount Borrowed Under the Term Loan Facility with Chelsey Finance	$ 20,000
Fair Value of Common Stock Warrant (Recorded as Capital in excess of par value)	(12,939)
Accretion of Debt Discount (Recorded as Interest Expense)	420

Balance at September 25, 2004	$ 7,481

The annual effective interest rate of the Chelsey Facility is approximately 63.9%. For the 39- weeks ended September 25, 2004, the Company has incurred approximately $0.4 million of interest expense.

10.	PREFERRED STOCK

Currently the Company has one series of preferred stock outstanding, Series C Preferred. Chelsey holds all 564,819 outstanding shares of Series C Preferred which it acquired after a series of transactions that began with its May 19, 2003 acquisition of all of the Series B Participating Preferred Stock (“Series B Preferred”) from Richemont Finance S.A. (“Richemont”). The transactions leading up to Chelsey’s acquisition of the Series C Preferred and the terms of the Series C Preferred are summarized below.

Series A Cumulative Participating Preferred Stock and Series B Participating Preferred Stock

On August 24, 2000, the Company issued 1.4 million shares of newly created Series A Cumulative Participating Preferred Stock (“Series A Preferred”) to Richemont, the then holder of approximately 47.9% of the Company’s Common Stock, for $70 million. On December 19, 2001, the Company and Richemont agreed to exchange all of the outstanding shares of the Series A Preferred and 7,409,876 shares of the Common Stock held by Richemont for 1,622,111 shares of newly-created Series B Preferred. The effect of the exchange was to reflect the elimination of the Series A Preferred for the then $82.4 million carrying amount and the issuance of Series B Preferred in the amount of $76.8 million which was equal to the aggregate liquidation preference of the Series B Preferred on December 19, 2001. In addition, the Common Stock’s $49.4 million par value repurchased by the Company and subsequently retired was reflected as a reduction of Common Stock, with an offsetting increase to capital in excess of par value. The Company recorded a net decrease in shareholders’ deficiency of $5.6 million as a result of the Richemont transaction. The shares of the Series A Preferred repurchased from Richemont represented all of the outstanding Series A Preferred. The Company filed a certificate in Delaware eliminating the Series A Preferred.

The Series B Preferred had a par value of $0.01 per share and a liquidation preference initially of $47.36 per share, increasing thereafter to a maximum of $86.85 per share in 2005.

The Company learned from filings made with the SEC that on May 19, 2003 Richemont sold to Chelsey all of its securities in the Company consisting of 2,944,688 shares of Common Stock and 1,622,111 shares of Series B Preferred for $40 million. The Company was not a party to the transaction and did not provide Chelsey with any material non-public information nor did the Company’s Board of Directors endorse the transaction. As a result of the transaction, Chelsey succeeded to Richemont’s rights in the Common Stock and the Series B Preferred, including the rights of the Series B Preferred holder to a liquidation preference which was equal to approximately $98.2 million on May 19, 2003, the date of the sale by Richemont, and which could have increased to a maximum of approximately $146.2 million on August 23, 2005, the final Series B Preferred redemption date.

Recapitalization Agreement

On November 30, 2003, the Company and Chelsey consummated the transactions contemplated by a Recapitalization Agreement (the “Recapitalization”), dated as of November 18, 2003 under which the Company recapitalized, the Company completed the reconstitution of its Board of Directors and outstanding litigation between the Company and Chelsey was settled. As part of the Recapitalization, the Company exchanged all of Chelsey’s Series B Preferred for 564,819 shares of newly created $0.01 par value Series C Preferred and 8,185,783 shares of Common Stock. The Company filed a certificate in Delaware eliminating the Series B Preferred.

Effective upon the closing of the transactions contemplated by the Recapitalization, the size of the Board of Directors was increased to nine members. For a period of two years from the closing of the Recapitalization, five of the nine directors of the Company were to be designated by Chelsey and one was to be designated by Regan Partners, L.P.

Because the Series B Preferred was mandatorily redeemable and thus accounted for as a liability pursuant to SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), the Company accounted for the exchange of the 1,622,111 shares of Series B Preferred for the 564,819 shares of Series C Preferred and the 8,185,783 shares of Common Stock in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” As such, the $107.5 million carrying value of the Series B Preferred as of the consummation date of the exchange was compared with the fair value of the Common Stock of approximately $19.6 million issued to Chelsey as of the consummation date and the total maximum potential cash payments of approximately $72.7 million that could be made pursuant to the terms of the Series C Preferred. Since the carrying value, net of issuance costs of approximately $1.3 million, exceeded these amounts by approximately $13.9 million, pursuant to SFAS No. 15, such excess was determined to be a “gain” and the Series C Preferred was recorded at the amount of total potential cash payments (including dividends and other contingent amounts) that could be required pursuant to its terms. Because Chelsey was a significant stockholder at the time of the exchange and, as a result, a related party, the “gain” was recorded to “Capital in Excess of Par Value” within “Shareholders’ Deficiency” on the accompanying Condensed Consolidated Balance Sheets.

Series C Preferred

The Series C Preferred holders are entitled to one hundred votes per share on any matter on which the Common Stock votes and are entitled to one hundred votes per share plus that number of votes equal to the dollar value of any accrued, unpaid and compounded dividends with respect to such share. The holders of the Series C Preferred are also entitled to vote as a class on any matter that would adversely affect such Series C Preferred. In addition, if the Company defaults on its obligations under the Certificate of Designations, the Recapitalization or the Wachovia Facility, then the holders of the Series C Preferred, voting as a class, shall be entitled to elect twice the number of directors as comprised the Board of Directors on the default date, and such additional directors shall be elected by the holders of record of Series C Preferred as set forth in the Certificate of Designations.

If the Company liquidates, dissolves or is wound up, the holders of the Series C Preferred are entitled to a liquidation preference of $100 per share, or an aggregate of approximately $56.5 million based on the shares of Series C Preferred currently owned by Chelsey, plus all accrued and unpaid dividends on the Series C Preferred. As described further below, commencing January 1, 2006, dividends will be payable quarterly on the Series C Preferred at the rate of 6% per annum, but such dividends may be accrued at the Company’s option. Effective October 1, 2008 and assuming the Company has elected to accrue all dividends from January 1, 2006 through such date, the maximum aggregate amount of the liquidation preference plus accrued and unpaid dividends on the Series C Preferred will be approximately $72.7 million.

Commencing January 1, 2006, dividends will be payable quarterly on the Series C Preferred at the rate of 6% per annum, with the preferred dividend rate increasing by 1 1/2% per annum on each anniversary of the dividend commencement date until redeemed. At the Company’s option, in lieu of cash dividends, the Company may accrue dividends that will compound at a rate 1% higher than the applicable cash dividend rate. The Series C Preferred is entitled to participate ratably with the Common Stock on a share for share basis in any dividends or distributions on the Common Stock. The right to participate has anti-dilution protection. The Wachovia Loan Agreement currently prohibits the payment of dividends.

The Series C Preferred may be redeemed in whole and not in part, except as set forth below, at the option of the Company at any time for the liquidation preference and any accrued and unpaid dividends (the “Redemption Price”). The Series C Preferred, if not redeemed earlier, must be redeemed by the Company on January 1, 2009 (the “Mandatory Redemption Date”) for the Redemption Price. If the Series C Preferred is not redeemed on or before the Mandatory Redemption Date, or if other mandatory redemptions are not made, the Series C Preferred will be entitled to elect one-half of the Company’s Board of Directors. Notwithstanding the foregoing, the Company will redeem the maximum number of shares of Series C Preferred as possible with the net proceeds of certain asset and equity sales not required to be used to repay Wachovia pursuant to the terms of the Wachovia Loan Agreement, and Chelsey will be required to accept such redemptions.

11.	DELISTING OF COMMON STOCK

The Company’s Common Stock was delisted from the American Stock Exchange (the “AMEX”) on February 16, 2005 as a result of the Company’s inability to comply with the AMEX’s continued listing standards and because the Company did not file on a timely basis its Form 10-Q for the fiscal quarter ended September 25, 2004 as a result of the Restatement.

Initially the Company received a May 21, 2004 letter from the AMEX advising that a review of the Company’s Form 10-K for the fiscal period ended December 27, 2003 indicated that the Company did not meet the following continued listing standards as set forth in Part 10 of the AMEX’s Company Guide: (i) Section 1003(a)(i) with shareholders’ equity of less than $2 million and losses from continuing operations and/or net losses in two out of its three most recent fiscal years; and (ii) Section 1003(a)(ii) with shareholders’ equity of less than $4 million and losses from continuing operations and/or net losses in three out of its four most recent fiscal years; and (iii) Section 1003(a)(iii) with shareholders’ equity of less than $6 million and losses from continuing operations and/or net losses in its five most recent fiscal years. To maintain its AMEX listing, the Company was required to submit a plan to the AMEX by June 22, 2004, advising the AMEX of action that would bring it into compliance with the continued listing standards of the AMEX by November 21, 2005 (18 months of receipt of the original letter from the AMEX). The Company submitted a plan to the AMEX on June 22, 2004 and on August 3, 2004 the AMEX notified the Company that it accepted the Company’s plan and granted the Company an extension until November 21, 2005 to regain compliance with the continued listing standards.

The Company received a December 9, 2004 letter from the AMEX notifying the Company that it had failed to satisfy an additional continued listing standard because the Company had yet to file its Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2004, a condition for the Company’s continued listing on the AMEX under Sections 234 and 1101 of the Company Guide. The AMEX advised that if the Company did not file the Form 10-Q by December 31, 2004, the AMEX staff would initiate delisting proceedings as appropriate.

The Company received a January 24, 2005 letter from the AMEX notifying it that the AMEX had determined to proceed with the filing of an application with the SEC to strike the Common Stock of the Company from listing and registration on the AMEX based on the Company’s failure to regain compliance with the AMEX’s filing requirements as set forth in Section 134 and 1101 of the Company Guide by December 31, 2004 and the fact that the Company was not in compliance with Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the Company Guide. The Company had a limited right to appeal the AMEX’s determination which it did not because, in addition to its continued inability to file its Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2004 and its inability to satisfy the requirements for minimum stockholders’ equity, the Company did not meet the alternative financial standards set forth in Section 1003 of the Company Guide.

The Company’s common stock was formally suspended from trading on the AMEX on February 2, 2005 and removed from listing and registration effective February 16, 2005. Current trading information about the Company’s common stock can be obtained from the Pink Sheets (www.pinksheets.com) under the trading symbol HNVD.PK.

12.	CAPITAL STOCK

General — At September 25, 2004 there were 22,426,296 shares of Common Stock issued and outstanding. Additionally, an aggregate of 1,486,683 and 10,259,366 shares of Common Stock were reserved for issuance pursuant to the exercise of outstanding options and common stock warrants, respectively, at September 25, 2004. After its January 10, 2005 purchase of an aggregate of 3,799,735 shares of Common Stock formerly held by Regan Partners, L.P., Regan International Fund Limited and Basil Regan, which was reported in an SEC filing, Chelsey and related affiliates beneficially own approximately 69% of the issued and outstanding Common Stock and approximately 75% of the Common Stock after giving effect to the exercise of all outstanding options and warrants to purchase Common Stock beneficially owned by Chelsey. In addition, Chelsey is holder of all of the Company’s Series C Preferred. Including the Series C Preferred and outstanding options and warrants (after giving effect to the exercise of all outstanding options and warrants) beneficially owned by Chelsey and its affiliate, Chelsey and its affiliates maintain approximately 91% of the voting rights of the Company. Effective July 30, 2004, Basil Regan resigned from the Board of Directors and continued to hold the right to appoint a designee to the Company’s Board of Directors until November 30, 2005. Upon the January 10, 2005 sale of Common Stock held by Regan Partners, L.P., Regan International Fund Limited and Basil Regan to Chelsey, Mr. Regan’s right to appoint a designee to the Board of Directors terminated without exercise.

Recapitalization — On November 30, 2003 as part of the Recapitalization, the Company issued 8,185,783 shares of Common Stock to Chelsey.

Reverse Stock Split — At the 2004 Annual Meeting of Shareholders of the Company held on August 12, 2004, the Company’s shareholders approved a one-for-ten reverse stock split of the Common Stock which became effective at the close of business on September 22, 2004. The number of shares of Common Stock in the condensed consolidated financial statements and footnotes have been adjusted to take into account the effect of the reverse stock split.

Amendment to the Company’s Certificate of Incorporation — On September 22, 2004, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (1) reducing the par value of the Common Stock from $0.66-2/3 to $0.01 per share and reclassifying the outstanding shares of Common Stock into such lower par value shares; (2) increasing the number of authorized shares of additional Preferred Stock from 5,000,000 shares to 15,000,000 shares and making a corresponding change to the aggregate number of authorized shares of all classes of preferred stock; and (3) after giving effect to the reverse split, increasing the authorized number of shares of Common Stock from 30,000,000 shares to 50,000,000 shares and making a corresponding change to the aggregate number of authorized shares of all classes of common stock.

Dividend Restrictions — The Company is restricted from paying dividends on its Common Stock or from acquiring its Common Stock under the Wachovia and Chelsey Facilities.

13.	MANAGEMENT SEVERANCE COSTS

For the 39- weeks ended September 25, 2004, the Company agreed to pay termination benefits to five director level and above positions (including the Shull Severance Agreement). These costs totaled $2.0 million, of which $0.8 million was recorded during the first quarter of 2004, $0.9 million recorded during the second quarter of 2004 and $0.3 million during the third quarter of 2004.

14.	GOODWILL

The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires that goodwill no longer be amortized but reviewed for impairment if impairment indicators arise and, at a minimum, annually. During the second quarters of 2004 and 2003, the Company completed its annual reviews of goodwill, which did not result in an impairment charge. The fair value is determined using a combination of market and discounted cash flow approaches.

15.	SUBSEQUENT EVENTS

Gump’s Business

On March 14, 2005, the Company sold all of the stock of Gump’s to Gump’s Holdings, LLC, an unrelated third party (“Purchaser”) for $8.9 million, including a purchase price adjustment of $0.4 million, pursuant to the terms of a February 11, 2005 Stock Purchase Agreement. The Company recognized a gain on the sale of approximately $3.6 million in the quarter ended March 26, 2005. Chelsey, as the holder of all of the Series C Preferred, consented to the application of the sales proceeds to reduce the outstanding balance of the Wachovia Facility in lieu of the current redemption of a portion of the Series C Preferred. Chelsey expressly retained its right to require redemption of approximately $6.9 million (the Gump’s sales proceeds available for redemption) of the Series C Preferred subject to Wachovia’s approval.

After the sale, the Company continues as the guarantor of one of the two leases for the San Francisco building where the store is located (the Company was released from liability on the other lease). The Purchaser is required to use its commercially reasonable efforts to secure the Company’s release from the guarantee within a year of the closing. If the Purchaser cannot secure the Company’s release within a year of the closing, an affiliate of the Purchaser will either (i) transfer a percentage interest in its business so that the Company will own, indirectly, 5% interest of the Purchaser’s common stock, or (ii) provide the Company with a $2.5 million stand-by letter of credit or other form of compensation acceptable to the Company to reimburse the Company for any liabilities the Company may incur under the guarantee until the Company is released from the guarantee or the lease is terminated. As of February 6, 2006 there are $7.1 million (net of $0.5 million of expected sublease income) in lease commitments for which the Company is the guarantor. Based on its evaluation, the Company has concluded it is unlikely any payments will be required under the guarantee, thus has not established a guarantee liability as of the March 14, 2005 sale date or as of the end of the quarters ended March 25, 2005, June 25, 2005 or September 24, 2005.

The Company entered into a Direct Marketing Services Agreement with the Purchaser to provide telemarketing and fulfillment services for the Gump’s catalog and direct marketing businesses for 18 months. We have the option to extend the term for an additional 18 months.

New Officers

On April 4, 2005 John Swatek joined the Company as its Senior Vice President, Chief Financial Officer and Treasurer. Mr. Swatek reports directly to the Company’s Chief Executive Officer. Under the March 15, 2005 Employment Agreement between the Company and Mr. Swatek, Mr. Swatek will be paid an annual salary of $270,000 and has been granted options to acquire 50,000 shares of the Company’s common stock pursuant to its 2000 Management Stock Option Plan. All of the options have an exercise price of $0.81 per share, the Common Stock’s average closing price for the ten trading days preceding the grant date and the ten trading days after the grant date. One third of the options vested upon execution of the Employment Agreement and the balance will vest in two equal annual installments over the next two years on the anniversary of the original grant date, subject to earlier vesting in the event of a change in control of the Company (as that term is defined in the Employment Agreement). Mr. Swatek will be entitled to participate in the Company’s bonus plan for executives. The Employment Agreement expires on May 6, 2006 and provides for a sign-on bonus of up to $25,000 to the extent his bonus from his prior employer was reduced as a result of his decision to join the Company. The Company paid Mr. Swatek $17,208 under this provision.

The Employment Agreement provides for a lump sum change in control payment equal to Mr. Swatek’s annual salary if his employment is terminated due to a change in control during the term of the agreement. The Employment Agreement also provides for one year of severance payments if Mr. Swatek is not otherwise entitled to change in control benefits and (i) is terminated without cause or terminates his employment for good reason (as both terms are defined in the Employment Agreement) or (ii) if his agreement is not renewed at the end of the term.

Charles E. Blue had been appointed Chief Financial Officer of the Company effective November 11, 2003, replacing Edward M. Lambert. Mr. Blue joined the Company in 1999 and prior to his appointment had most recently served as Senior Vice President, Finance. Mr. Lambert continued to serve as Executive Vice President of the Company until his January 2, 2004 resignation. Mr. Lambert and the Company entered into a severance agreement dated November 4, 2003 providing for payments of $640,000, as well as other benefits that were accrued and paid in the fourth quarter of 2003. Mr. Lambert received a payment of $72,512 under the Company’s 2003 Management Incentive Plan.

Mr. Blue’s employment with the Company was terminated effective March 8, 2005 and the Company reported in a Current Report on Form 8-K that he had resigned voluntarily. The Company and Mr. Blue were unable to agree on the terms of his voluntary resignation and the Company notified Mr. Blue that his employment was terminated for cause.

General Counsel

On January 31, 2005, the Company appointed Daniel J. Barsky as its Senior Vice President and General Counsel. Under a letter agreement with the Company, Mr. Barsky is paid an annual salary of $265,000 and was granted options to purchase 50,000 shares of Common Stock. One third of the options vested on February 17, 2005 and the balance will vest in two equal annual installments over the next two years on the anniversary of the original grant date, subject to earlier vesting in the event of a change in control of the Company. All of the options have an exercise price of $1.03 per share, the Common Stock’s average closing price for the ten trading days preceding the grant date and the ten trading days after the grant date. Mr. Barsky will be entitled to participate in the Company’s bonus plan for executives. The agreement also provides for six months of severance payments if Mr. Barsky is terminated without cause or terminates his employment for good reason. Mr. Barsky was appointed as the Company’s Secretary on March 7, 2005.

Private Label and Co-Brand Credit Card Agreement

On February 22, 2005, the Company entered into a seven year co-brand and private label credit card agreement (as amended by Amendment Number One on March 30, 2005, the “Credit Card Agreement”) with World Financial Network National Bank (“WFNNB”) under which WFNNB will provide private label (branded) and co-brand credit cards to the Company’s customers. The Company began offering the private label credit card to its customers in April 2005. The program extends credit to our customers at no credit risk to the Company and is expected to lead to increased sales and lower expenses. WFNNB will provide a fixed dollar amount as marketing funds in the first year of which 25%

of any unused amount can be utilized in the first six months of the second year and a percentage of the lesser of private label net sales or average accounts receivable balance in later years to support the Company’s promotion of the program. In general, WFNNB will pay the Company proceeds from sales of Company merchandise using the cards issued under the program with no discount. In addition, WFNNB paid the Company an up front fee when the private label plan commences and will pay a per card fee for each card issued under the co-brand program and a percentage of the net finance charges on co-brand accounts.

If the Credit Card Agreement is terminated or expires other than as a result of a default by WFNNB, the Company will be obligated to purchase any outstanding private label accounts at their fair market value. The Company will have the option of purchasing any outstanding co-brand accounts at their fair market value when the Credit Card Agreement terminates unless the termination is attributable to the Company’s default. Under the 34th Amendment to the Loan & Security Agreement executed by the Company and Wachovia on July 29, 2005, the Company is prohibited from using the Wachovia Facility to fund purchase of the private label and co-brand accounts. As a consequence, should the Company become obligated to purchase the private label accounts and should it not have secured a replacement credit card program with a new credit card issuer, the Company will be forced to seek financing from a different source which financing will be subject to Wachovia’s and Chelsey’s approval.

Men’s Apparel Business

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

Retirement of Treasury Shares

The Company approved the retirement of the Company’s 212,093 treasury shares on November 16, 2004. Pursuant to the Delaware General Corporation Law, such shares will assume the status of authorized and unissued shares of Common Stock of the Company.

Consolidation of New Jersey Office Facilities

On February 12, 2005, we entered into a ten-year lease extension and modification for 50,000 square feet of the 85,000 square feet previously leased for our corporate headquarters and administrative offices located in Weehawken, New Jersey. Effective June 2005, the annual rent is approximately $1,075,000 for the first five years of the extension, and increases to an annual rent of approximately $1,175,000 during the final five years.

The projected annual savings from the consolidation of the San Diego, California and the Edgewater, New Jersey facilities into the Weehawken, New Jersey facility is approximately $2.1 million, however with this relocation and consolidation, the transition has negatively impacted the performance of the Men’s Apparel catalogs in 2005.

Additional Warehouse Space

The Company leased a 302,900 square foot warehouse and fulfillment facility located in Salem, Virginia for additional storage for the Roanoke distribution center under a lease commencing March 28,

2005 and expiring on September 30, 2006 (The lease was initially for 91,000 square feet and was amended in June 2005 and September 2005 to increase the amount of leased space).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATION

The following table sets forth, for the fiscal periods indicated, the percentage relationship to net revenues of certain items in the Company’s Condensed Consolidated Statements of Loss:

	13- Weeks Ended		39- Weeks Ended
	September 25, 2004	September 27, 2003 As Restated	September 25, 2004	September 27, 2003 As Restated

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales and operating expenses	59.7	64.8	61.0	64.2
Special charges	0.5	0.2	0.2	0.2
Selling expenses	25.2	23.7	25.4	24.4
General and administrative expenses	11.0	10.4	11.1	10.3
Depreciation and amortization	1.0	1.1	1.1	1.1
Income (loss) from operations	2.6	(0.2)	1.2	(0.2)
Gain on sale of Improvements	--	--	--	0.6
Interest expense, net	1.9	5.4	1.2	2.6
Provision (benefit) for Federal and state income taxes	--	11.7	--	3.8
Net income (loss) and comprehensive loss	0.7	(17.3)	--	(6.0)
Preferred stock dividends	--	--	--	2.6
Net income (loss) applicable to common shareholders	0.7%	(17.3)%	--%	(8.6)%

Restatement of Prior Year Financial Information and Related Matters

During the second quarter of 2004, the Company identified a revenue recognition cut-off issue that resulted in revenue being recorded in advance of the actual shipment of merchandise to the customer. The practice was stopped immediately. Subsequently, the Company determined that revenue should be recognized when merchandise is received by the customer rather than when shipped because the Company routinely replaces customer merchandise damaged or lost in transit as a customer service matter (even though risk of loss, as a legal matter, passes on shipment). As a consequence, the Company has restated all periods presented to recognize revenue when merchandise is received by the customer.

In the first quarter of 2004, we identified a potential issue with the accounting treatment for Buyers’ Club memberships that contained a guarantee. At that time, an inappropriate conclusion regarding the accounting treatment was reached and during the third quarter of 2004, the issue was re-evaluated and we determined that an error in the accounting treatment had occurred. The impact of the error resulted in the overstatement of revenues and the omission of a liability related to the guarantee for discount obligations. The proper accounting treatment has been applied to all periods impacted including a calculation of the cumulative impact of the error on previously reported periods.

Starting in fiscal 2001, the Company inappropriately reduced the liability for certain customer prepayments and credits. The impact of the inappropriate reduction of this liability resulted in the understatement of general and administrative expenses and the omission of the related liability. During the fourth quarter of 2004, the Company re-evaluated the accounting treatment for these customer prepayments and credits. As a consequence, the Company has applied the proper accounting treatment to all periods impacted including recording a liability in each respective previously reported period equivalent to the cumulative impact of the error.

The Company also corrected its accounting for an accrual related to a claim for post-employment benefits by a former CEO. See Note 4, Rakesh Kaul v. Hanover Direct, Inc.

In addition, the Company has recorded other liabilities relating primarily to certain miscellaneous catalog costs and other miscellaneous costs that were inappropriately not accrued in the necessary periods and has made adjustments to the deferred tax asset and liabilities to reflect the effect of the Restatement.

The Audit Committee of the Board of Directors conducted an investigation related to these issues (except for the revenue recognition issue based on receipt of merchandise by the customer that was addressed by the Company subsequent to the conclusion of the investigation) and other accounting-related matters with the assistance of independent outside counsel. The Company’s inability to timely file its financial statements as well as its non-compliance with several of the American Stock Exchange (“AMEX”) listing criteria caused the Company’s common stock to no longer be traded on the AMEX as of February 16, 2005. In addition, the SEC is currently conducting an informal inquiry relating to the Company’s financial results and financial reporting since 1998. We intend to continue our cooperation with the SEC with its informal inquiry concerning our financial reporting.

See Note 2 to the condensed consolidated financial statements for additional information regarding the Restatement.

Executive Summary

Financial Overview. The Company’s third quarter results were positively impacted by the increased liquidity provided by the closing on July 8, 2004 of a new $20 million Term Loan Facility with Chelsey Finance and the concurrent amendment of the terms of the Wachovia Facility. The increased liquidity enabled the Company to restore inventory to more adequate levels for the second half of 2004, which resulted in substantial declines in backorder levels and higher initial customer order fill rates, reversing the trend experienced during the first six months of 2004. The improved inventory levels increased the Company’s borrowing availability under the Wachovia Facility and alleviated constraints on vendor credit previously experienced. In addition, the increased working capital allowed the Company to reduce order cancellation rates and invest in catalog circulation in order to strengthen its customer files and grow the business.

Management. On May 5, 2004, Wayne P. Garten was appointed President and Chief Executive Officer (“CEO”) of the Company succeeding Thomas C. Shull. The Company accrued $0.9 million in severance and other benefit costs during the second quarter in connection with the resignation of Mr. Shull.

Consolidation of Fulfillment Centers. On June 30, 2004 the Company announced its plan to consolidate the operations of the LaCrosse, Wisconsin fulfillment center and storage facility into the Roanoke, Virginia fulfillment center by June 30, 2005. The plan to consolidate operations was prompted by excess capacity at our Roanoke facility and the lack of sufficient warehouse space in the leased Wisconsin facilities to support the growth of The Company Store and reduce the overall cost structure of the Company. The Company substantially completed the consolidation into the Roanoke, Virginia fulfillment center by the end of June 2005. The Company accrued $0.5 million in severance and related costs during the third quarter associated with the consolidation of the LaCrosse operations and the elimination of 149 full and part-time positions, of which 96 employees will be provided severance benefits by the Company. Since the consolidation of our fulfillment centers, our Roanoke fulfillment center has experienced lower productivity that has negatively impacted fulfillment costs and the Company’s overall performance.

Results of Operations – 13- weeks ended September 25, 2004 compared with the 13- weeks ended September 27, 2003 as restated

Net Income. The Company reported net income applicable to common shareholders of $0.7 million, or $0.03 basic and $0.02 diluted income per share, for the 13- weeks ended September 25, 2004 compared with a net loss applicable to common shareholders of $16.8 million, or a $1.22 basic and diluted loss per share, for the comparable period in 2003.

In addition to improved operating results, the increase in net income applicable to common shareholders was a result of the following:

•

A favorable impact of $11.3 million due to a deferred Federal income tax provision recorded during the 13- weeks ended September 27, 2003 to increase the valuation allowance and fully reserve the remaining net deferred tax asset; and

•

A favorable impact of $4.4 million on net interest expense as the Series C Participating Preferred Stock (“Series C Preferred”) was recorded as of its November 30, 2003 issuance date at its maximum potential cash payments in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS 15”); thus, we are currently not required to record accretion of the Series C Preferred. In 2003, the Series B Participating Preferred Stock (“Series B Preferred”) dividends and accretion were recorded as interest expense after the implementation of SFAS 150.

Partially offset by:

•

An unfavorable impact of $0.8 million due to severance, termination and facility exit costs in 2004 associated with the consolidation of the LaCrosse and Roanoke operations and other strategies to reduce the Company’s infrastructure and

•

An unfavorable impact due to the establishment of a $0.5 million reserve for risks of litigation related to all class action lawsuits including the Company’s current estimate of future legal fees to be incurred.

Net Revenues. Net revenues decreased $2.5 million (2.6%) for the 13-week period ended September 25, 2004 to $94.4 million from $96.9 million for the comparable period in 2003. The decrease was primarily due to a 20.1% decline in Domestications revenue on an 11.9% reduction in circulation. During 2004, management purposely reduced circulation in Domestications during the first six months due to liquidity restraints and during the third quarter, due to the newly appointed President of Domestications assembling a team to stabilize and reposition the catalog. The impact of the decline in circulation and demand from Domestications was partially offset by increases in circulation for The Company Store, resulting in an increase in net revenue for this catalog. Certain catalogs benefited from increased fill rates and reductions in backorders and lower order cancellations due to the additional capital secured through the Chelsey Facility and the amended Wachovia Facility. In addition, revenue relating to our membership programs increased by approximately $1.3 million for the 13- weeks ended September 25, 2004 to $3.4 million from $2.1 million in 2003. Internet sales increased and comprised 32.6% of combined Internet and catalog revenues for the 13- weeks ended September 25, 2004 compared with 28.8% for the comparable fiscal period in 2003, and have increased by approximately $2.2 million, or 8.6%, to $28.1 million for the 13-week period ended September 25, 2004 from $25.9 million for the comparable period in 2003.

Cost of Sales and Operating Expenses. Cost of sales and operating expenses decreased by $6.4 million to $56.4 million for the 13- weeks ended September 25, 2004 as compared with $62.8 million for the comparable period in 2003. Cost of sales and operating expenses decreased to 59.7% of net revenues for the 13-week period ended September 25, 2004 as compared with 64.8% of net revenues for the comparable period in 2003. As a percentage of net revenues, this decrease was primarily due to a decline in merchandise costs associated with a shift from domestic to foreign-sourced goods that have higher product margins for Domestications (1.7%), reductions in fixed and variable distribution and telemarketing costs (1%), a decrease in product shipping costs resulting from utilizing more economical shipping sources and methods (1%), a decrease in inventory write-downs due to reduced slow moving inventory that would be required to be discounted and increasing sales of clearance merchandise through the Internet, which has less variable costs than utilizing catalogs as the clearance avenue (0.8%), and decrease in information technology costs due to declines in equipment rentals and maintenance (0.6%).

Special Charges. In December 2000 and June 2004, the Company implemented strategic business realignment programs that resulted in the recording of special charges for severance, facility exit costs and fixed asset write-offs. The actions related to the strategic business realignment programs were taken in an effort to direct the Company’s resources primarily towards a loss reduction strategy and a return to profitability. Special charges increased by approximately $0.3 million for the 13- weeks ended September 25, 2004 as compared with the comparable period in 2003. This was primarily due to the Company recording $0.5 million in severance and related costs associated with the consolidation of the LaCrosse operations during the 13- weeks ended September 25, 2004. During the 13- weeks ended September 27, 2003, $0.2 million of costs were incurred to revise and increase estimated losses related to sublease arrangements in connection with the Gump’s office facilities in San Francisco, California.

Selling Expenses. Selling expenses increased by $0.8 million to $23.8 million for the 13- weeks ended September 25, 2004 as compared with $23.0 million for the comparable period in 2003. Selling expenses increased to 25.2% of net revenues for the 13- weeks ended September 25, 2004 from 23.7% for the comparable period in 2003. As a percentage of net revenues, this change was due primarily to an increase in Internet marketing and catalog paper costs, partially offset by reduced circulation.

General and Administrative Expenses. General and administrative expenses increased by $0.2 million to $10.4 million for the 13- weeks ended September 25, 2004 as compared with $10.2 million for the comparable period in 2003. General and administrative expenses increased to 11.0% of net revenues for the 13-week period ended September 25, 2004 as compared with 10.4% of net revenues for the comparable period in 2003. As a percentage of net revenues, this increase was primarily due to the $0.5 million reserve established for all of the class action lawsuits, including the Company’s current estimate of future legal fees to be incurred.

Depreciation and Amortization. Depreciation and amortization decreased approximately $0.1 million to $1 million for the 13- weeks ended September 25, 2004 from $1.1 million for the comparable period in 2003. The decrease was primarily due to property and equipment that have become fully depreciated, partially offset by the depreciation of newly purchased property and equipment.

Income from Operations. The Company’s income from operations increased by approximately $2.7 million to $2.5 million for the 13- weeks ended September 25, 2004 from $0.2 million for the comparable period in 2003.

Interest Expense, Net. Interest expense, net, decreased $3.5 million to $1.8 million for the 13- weeks ended September 25, 2004 from $5.3 million for the comparable period in 2003. The decrease in interest expense is due to the recording of $4.5 million of Series B Participating Preferred Stock (“Series B Preferred”) dividends and accretion as interest expense for the 13- weeks ended September 27, 2003 based upon the implementation of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) and lower average cumulative borrowings relating to the Wachovia Facility. In November 2003, we exchanged the Series B Preferred for the Series C Preferred, which was accounted for in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” Accordingly, the Series C Preferred was recorded at its total maximum potential cash payments including dividends and other contingent amounts, and thus no dividends or interest expense have been recorded for the 13- weeks ended September 25, 2004. These decreases were partially offset by increases in interest expense and amortization of deferred issuance costs incurred relating to the Chelsey Facility and increases in amortization for deferred financing costs relating to the Company’s amendments to the Wachovia Facility. See Note 9 of Notes to the condensed consolidated financial statements.

Income Taxes. During the 13- weeks ended September 27, 2003, management lowered its projections of taxable income for fiscal years 2003 and 2004, due to a number of factors. As a result, the Company made a decision to fully reserve the remaining net deferred tax asset and increased the valuation allowance by $11.3 million. For the 13-weeks ended September 25, 2004, the net deferred tax asset remained fully reserved.

Results of Operations – 39- weeks ended September 25, 2004 compared with the 39- weeks ended September 27, 2003 as restated

Net Loss. The Company reported a net loss applicable to common shareholders of $0.1 million, or a $0.00 basic and diluted loss per share, for the 39- weeks ended September 25, 2004 compared with a net loss applicable to common shareholders of $25.8 million, or a $1.87 basic and diluted loss per share, for the comparable period in 2003.

In addition to improved operating results, the decrease in the net loss applicable to common shareholders was the result of the following:

•

A favorable impact of $11.3 million due to a deferred Federal income tax provision recorded during the 39-weeks ended September 27, 2003 to increase the valuation allowance and fully reserve the remaining net deferred tax asset;

•

A favorable impact of $7.9 million on preferred stock dividends due to the June 2003 implementation of SFAS 150. The accretion of the Series B Preferred was recorded as dividends through the June 2003 implementation of SFAS 150, and as interest expense thereafter; and

•

A favorable impact of $4.4 million on net interest expense as the Series C Preferred was recorded as of its November 30, 2003 issuance date at its maximum potential cash payments in accordance with SFAS 15; thus, we are currently not required to record accretion of the Series C Preferred. In 2003, the Series B Preferred dividends and accretion were recorded as interest expense after the implementation of SFAS 150.

Partially offset by:

•

An unfavorable impact of $2.5 million due to severance, termination and facility exit costs in 2004 associated with the consolidation of the LaCrosse and Roanoke operations and other strategies to reduce the Company’s infrastructure;

•	An unfavorable impact of $1.9 million due to the recognition of the deferred gain related to the 2001 sale of the Company’s Improvements business during the 39- week period ended September 27, 2003;

•	An unfavorable impact of $1.3 million due to a benefit recognized during 2003 from the revision of the Company’s vacation and sick policy and

•

An unfavorable impact due to the establishment of a $0.5 million reserve for risks of litigation related to all class action lawsuits including the Company’s current estimate of future legal fees to be incurred.

Net Revenues. Net revenues decreased by approximately $18.1 million (6.0%) for the 39-week period ended September 25, 2004 to $281.5 million from $299.6 million for the comparable period in 2003. The decrease was primarily due to a 21.4% decline in Domestications revenue on an 18.4% reduction in circulation. During 2004, management purposely reduced circulation in Domestications during the first six months due to liquidity restraints and during the third quarter, due to the newly appointed President of Domestications assembling a team to stabilize and reposition the catalog. The impact of the decline in circulation and demand from Domestications was partially offset by an increase in circulation for The Company Store resulting in an increase in net revenue for this catalog. Certain catalogs benefited from increased fill rates and reductions in backorders and lower order cancellations due to the additional capital secured through the Chelsey Facility and the amended Wachovia Facility. In addition, revenue relating to our membership programs increased by approximately $1 million for the 39- weeks ended September 25, 2004 to $7.6 million from $6.6 million in 2003. Internet sales increased and comprised 32% of combined Internet and catalog revenues for the 39- weeks ended September 25, 2004 compared with 27.6% for the comparable period in 2003, and have increased by approximately $6.3 million, or 8.2%, to $83.1 million for the 39-week period ended September 25, 2004 from $76.8 million for the comparable period in 2003.

Cost of Sales and Operating Expenses. Cost of sales and operating expenses decreased by $20.4 million to $171.7 million for the 39- weeks ended September 25, 2004 as compared with $192.1 million for the comparable period in 2003. Cost of sales and operating expenses decreased to 61.0% of net revenues for the 39-week period ended September 25, 2004 as compared with 64.2% of net revenues for the comparable fiscal period in 2003. As a percentage of net revenues, this decrease was primarily due to a decline in merchandise costs associated with a shift from domestic to foreign-sourced goods that have higher product margins for The Company Store and Domestications (1.2%), a decrease in product shipping costs resulting from utilizing more economical shipping sources and methods (0.8%), a decrease in inventory write-downs due to reduced slow moving inventory that would be required to be discounted and increasing sales of clearance merchandise through the Internet, which has less variable costs than utilizing catalogs as the clearance avenue (0.7%), a decrease in information technology costs due to declines in equipment rentals and maintenance (0.3%), and reductions in fixed and variable distribution and telemarketing costs (0.2%).

Special Charges. In December 2000 and June 2004, the Company implemented strategic business realignment programs that resulted in the recording of special charges for severance, facility exit costs and fixed asset write-offs. The actions related to the strategic business realignment programs were taken in an effort to direct the Company’s resources primarily towards a loss reduction strategy and a return to profitability. Special charges declined by approximately $0.2 million for the 39- weeks ended September 25, 2004 as compared with the comparable period in 2003. During the 39- weeks ended September 25,

2004, the Company recorded $0.5 million in severance and related costs associated with the consolidation of the LaCrosse operations. During the 39- weeks ended September 27, 2003, the Company recorded $0.7 million of additional severance costs and charges incurred to revise estimated losses related to sublease arrangements for Gump’s office facilities in San Francisco, California. The increase in the anticipated losses on sublease arrangements for the San Francisco office space resulted from the loss of a subtenant, coupled with declining market values in that area of the country.

Selling Expenses. Selling expenses decreased by approximately $1.5 million to $71.6 million for the 39- weeks ended September 25, 2004 as compared with $73.1 million for the comparable period in 2003. Selling expenses increased to 25.4% of net revenues for the 39- weeks ended September 25, 2004 from 24.4% for the comparable period in 2003. As a percentage of net revenues, this change was due primarily to an increase in Internet marketing and catalog paper costs, partially offset by reduced circulation during 2004.

General and Administrative Expenses. General and administrative expenses increased approximately $0.4 million to $31.3 million for the 39- weeks ended September 25, 2004 from $30.9 million for the comparable period in 2003. As a percentage of net revenues, general and administrative expenses increased to 11.1% of net revenues for the 39- weeks ended September 25, 2004 compared with 10.3% of net revenues for the comparable period in 2003. This increase was primarily due to the $0.5 million reserve established for all of the class action lawsuits, including the Company’s current estimate of future legal fees to be incurred.

Depreciation and Amortization. Depreciation and amortization decreased approximately $0.4 million to $3 million for the 39- weeks ended September 25, 2004 from $3.4 million for the comparable period in 2003. The decrease was primarily due to property and equipment that have become fully depreciated, partially offset by the depreciation of newly purchased property and equipment.

Income from Operations. The Company’s income from operations increased by approximately $4.1 million to $3.4 million for the 39- weeks ended September 25, 2004 from a loss from operations of $0.7 million for the comparable period in 2003.

Gain on Sale of the Improvements Business. During the 39- weeks ended September 27, 2003, the Company recognized the remaining deferred gain of $1.9 million consistent with the terms of the March 27, 2003 amendment made to the asset purchase agreement relating to the sale of the Improvements business. Effective March 28, 2003, the remaining $2 million escrow balance was received by the Company, thus terminating the escrow agreement. See Note 6 of Notes to the condensed consolidated financial statements.

Interest Expense, Net. Interest expense, net, decreased $4.3 million to $3.5 million for the 39- weeks ended September 25, 2004 from $7.8 million for the comparable period in 2003. The decrease in interest expense is due to the recording of $4.5 million of Series B Preferred dividends and accretion as interest expense based upon the implementation of SFAS 150 for the 39- weeks ended September 27, 2003 and lower average cumulative borrowings relating to the Wachovia Facility. In November 2003, we exchanged the Series B Preferred for the Series C Preferred, which was accounted for in accordance with SFAS 15. Accordingly, the Series C Preferred was recorded at its total maximum potential cash payments including dividends and other contingent amounts, and thus no dividends or interest expense have been recorded for the year ended December 25, 2004. In addition, the decrease is due to lower amortization of deferred costs as a result of the amendments to the Wachovia Facility, which have lengthened the life of the facility and therefore the amortization period. These decreases were partially offset by increases in interest expense and amortization of deferred issuance costs relating to the Chelsey Facility. See Note 9 of Notes to the condensed consolidated financial statements.

Income Taxes. During the 39- weeks ended September 27, 2003, management had lowered its projections of taxable income for fiscal years 2003 and 2004. As a result, the Company made a decision to fully reserve the remaining net deferred tax asset and increased the valuation allowance by $11.3 million. For the 39-weeks ended September 25, 2004, the net deferred tax asset remained fully reserved.

Preferred Stock Dividends. During the 39- weeks ended September 27, 2003, the Company recorded preferred stock dividends and accretion relating to the Series B Preferred. Upon the implementation of SFAS 150 beginning in the third quarter of 2003, we were required to begin recording the preferred stock dividends as interest expense. Additionally, the Series C Preferred was recorded at the full liquidation preference value of $72.7 million. Therefore, during the 39- weeks ended September 25, 2004, no preferred stock dividends were recorded.

LIQUIDITY AND CAPITAL RESOURCES

Overview

By September 25, 2004, the Company’s liquidity significantly improved as compared to its position on September 27, 2003 and December 27, 2003. Our working capital at September 25, 2004 was $5.3 million, as compared with a working capital deficit of $6.3 million at September 27, 2003 and a working capital deficit of $10.4 million at December 27, 2003. As a result of securing a new $20 million Term Loan Facility with Chelsey Finance on July 8, 2004 and concurrently amending the terms of the Wachovia Facility, the Company’s liquidity increased by approximately $25 million. The additional working capital has provided the Company the ability to restore inventory to more adequate levels in order to more effectively fulfill demand, reduce existing backorder levels, and increase initial customer order fill rates. In addition, the funding has eliminated substantially all vendor restrictions involving the Company’s credit arrangements. With lower than expected inventory levels in the fourth quarter of 2003 and the interruptions in the flow of merchandise which prevented inventories from reaching adequate levels in the first half of 2004, the Company experienced a significant negative impact on revenues and cash flow in the first half of 2004. These lower inventory levels resulted in large part from tighter vendor credit and borrowing restrictions under the Wachovia Facility. This had a compounding effect on the business as a whole; lower levels of inventory reduced the amount of the financing available under the Wachovia Facility as well as the ability to meet customer demand, which resulted in a significant increase in the Company’s backorder position and cancellation of customer orders. During the second quarter of 2004, management determined that this inventory position was not sustainable for the long-term, as the Company was experiencing a significant negative impact on second quarter net revenues due to the decreased inventory levels. Management’s primary objective became the formulation and execution of a plan to address the liquidity issue facing the Company. After reviewing available alternatives, the Company entered into the Chelsey Facility and concurrently negotiated the amendment of the terms of the Wachovia Facility.

Net cash used by operating activities. During the 39-week period ended September 25, 2004, net cash used by operating activities was $14.6 million. This was due primarily to an increase in inventory purchases, payments to vendors to reduce accounts payable and increases in prepaid catalog costs. These uses of cash were partially offset by $4.7 million of operating cash provided by net income, when adjusted for depreciation, amortization and other non cash items.

Net cash used by investing activities. During the 39-week period ended September 25, 2004, net cash used by investing activities was $0.4 million. This amount comprised capital expenditures, consisting primarily of purchases and upgrades to various information technology hardware and software throughout the Company and purchases of equipment for the Company’s Lacrosse, Wisconsin and Roanoke, Virginia locations.

Net cash provided by financing activities. During the 39-week period ended September 25, 2004, net cash provided by financing activities was $13.1 million, which was primarily due to the receipt of $20 million relating to the Term Loan Facility with Chelsey Finance and a $0.3 million refund relating to withholding taxes remitted on behalf of Richemont Finance S.A. for estimated taxes due related to the Series B Participating Preferred Stock. These receipts were partially offset by net payments of $5.5 million under the Wachovia Facility, debt issuance costs of $1.2 million relating to the Chelsey Facility transaction and the amendment of the Wachovia Facility, and payments of $0.5 million for obligations under capital leases.

Financing Activities

Debt. As of September 25, 2004, December 27, 2003 and September 27, 2003, debt consisted of the following (in thousands):

	September 25, 2004	December 27, 2003	September 27,
			2003 As Restated

Wachovia facility:
Tranche A term loans – Current portion, interest rate of 5% at September 25, 2004 and 4.75% at December 27, 2003 and September 27, 2003	$ 1,825	$ 1,992	$ 1,992
Tranche B term loan – Current portion, interest rate of 13% in 2003	--	1,800	1,800
Revolver, interest rate of 5% at September 25, 2004 and 4.5% at December 27, 2003 and September 27, 2003	10,699	8,997	20,192
Capital lease obligations – Current portion	394	679	11
Short-term debt	12,918	13,468	23,995

Wachovia facility:
Tranche A term loans, interest rate of 5% at September 25, 2004 and 4.75% at December 27, 2003 and September 27, 2003	3,474	4,478	4,975
Tranche B term loan, interest rate of 13% in 2003	--	4,211	4,661
Chelsey facility – stated interest rate of 9.5% (5% above prime rate) in 2004	7,481	--	--
Capital lease obligations	95	353	20
Long-term debt	11,050	9,042	9,656
Total debt	$ 23,968	$ 22,510	$ 33,651

Wachovia Facility. Wachovia and the Company are parties to a Loan and Security Agreement dated November 14, 1995 (as amended by the First through Thirty-Fourth Amendments, the “Wachovia Loan Agreement”) pursuant to which Wachovia provided the Company with the Wachovia Facility which has included, since inception, one or more term loans and a revolving credit facility (“Revolver”). The Wachovia Facility expires on July 8, 2007.

Prior to the Chelsey Facility, there were two term loans outstanding, Tranche A and Tranche B, under the Wachovia Facility. The Tranche B term loan had a principal balance of approximately $4.9 million and bore interest at 13% when the Company used a portion of the proceeds of the Chelsey Facility to repay this loan on July 8, 2004. The Tranche A term loan had a principal balance of approximately $5.3 million as of September 25, 2004, of which approximately $1.8 million was classified as short term and approximately $3.5 million was classified as long term on the Condensed Consolidated Balance Sheet. The Tranche A term loan bears interest at 0.5% over the Wachovia prime rate and requires monthly principal payments of approximately $166,000.

The Revolver has a maximum loan limit of $34.5 million, subject to inventory and accounts receivable sublimits that limit the credit available to the Company’s subsidiaries, which are borrowers under the Revolver. The interest rate on the Revolver is currently 0.5% over the Wachovia prime rate. As of September 25, 2004, the interest rate on the Revolver was 5%.

The Wachovia Facility is secured by substantially all of the assets of the Company and contains certain restrictive covenants, including a restriction against the incurrence of additional indebtedness and the payment of Common Stock dividends. In addition, all of the real estate owned by the Company is subject to a mortgage in favor of Wachovia and a second mortgage in favor of Chelsey Finance. The Wachovia Loan Agreement contains affirmative and negative covenants typical for loan agreements for asset-based lending of this type including financial covenants requiring the Company to maintain specified levels of Consolidated Net Worth, Consolidated Working Capital and EBITDA, as those terms are defined in the Wachovia Loan Agreement.

Due to, among other things, the Restatement, which resulted in the Company violating several financial covenants and the Company’s inability to timely file its periodic reports with the SEC, the Company was in technical default under the Wachovia and Chelsey Facilities. The Company has obtained waivers from both Wachovia and Chelsey for such defaults.

Remaining availability under the Wachovia Facility as of September 25, 2004 was $9.9 million.

2004 Amendments to Wachovia Loan Agreement. Concurrent with the closing of the Chelsey Facility on July 8, 2004, the Company and Wachovia amended the Wachovia Loan Agreement in several respects including: (1) releasing certain existing availability reserves and removing the excess loan availability covenant, which increased the Company’s availability by approximately $10 million, (2) reducing the amount of the maximum credit, the revolving loan limit and the inventory and accounts sublimits of the borrowers, and (3) permitting Chelsey Finance to have a junior secured lien on the Company’s assets. In addition, Congress consented to (a) the Company’s issuance to Chelsey Finance of the Common Stock Warrant and the Common Stock as described below, (b) the proposed reverse stock split of the Common Stock and the Company making cash payments to repurchase fractional shares, (c) certain amendments to the Company’s Certificate of Incorporation, and (d) the issuance by the Company of Common Stock to Chelsey as payment of a waiver fee. The Company paid Wachovia a $400,000 fee in connection with this amendment. This fee was recorded as a deferred charge within Other Assets on the Company’s Condensed Consolidated Balance Sheets and is being amortized over the three-year term of the amended Wachovia Facility.

2005 Amendments to Wachovia Loan Agreement. On March 11, 2005 Wachovia consented to the sale of Gump’s and Gump’s By Mail. Also on March 11, 2005 the Wachovia Loan Agreement was amended to temporarily increase the amount of letters of credits that the Company could issue from $10 million to $13 million through June 30, 2005. The Company paid Wachovia a $25,000 fee in connection with this amendment.

Effective July 29, 2005 the Company and Wachovia amended the Wachovia Loan Agreement (“Thirty-Fourth Amendment”) to provide the terms under which the Company could enter into the World Financial Network National Bank (“WFNNB”) Credit Card Agreement which, among other things, prohibits the use of the proceeds of the Wachovia Facility to repurchase private label and co-brand accounts created under the WFNNB Credit Card Agreement should the Company become obligated to do so, prohibits the Company from terminating the WFNNB Credit Card Agreement without Wachovia’s consent and restricts the Company from borrowing on receivables generated under the WFNNB Credit Card Agreement. The amendment also waives enumerated defaults, resets the financial covenants, reallocates the availability that was previously allocated to Gump’s among other Company subsidiaries and, retroactive to June 30, 2005, increases the amount of letter of credits that the Company can issue to $15 million. The amendment also requires that the Company enter into an amended and restated loan agreement with Wachovia by October 31, 2005. The Company paid Wachovia a $60,000 fee in connection with this amendment.

On July 29, 2005 the Company and Chelsey Finance entered into a similar amendment of the Chelsey Facility.

Based on the provisions of EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement,” and certain provisions in the Wachovia Credit Agreement, the Company is required to classify the Revolver as short-term debt.

Chelsey Facility. On July 8, 2004, the Company closed on the Chelsey Facility, a $20 million junior secured credit facility with Chelsey Finance that was recorded net of a debt discount at $7.1 million at issuance. The Chelsey Facility has a three-year term, subject to earlier maturity upon the occurrence of a change in control or sale of the Company (as defined), and carries an interest rate of 5% above the prime rate publicly announced by Wachovia. The financial and non-financial covenants contained in the Chelsey Facility mirror those in the Wachovia Facility except that the quantitative measures for the consolidated working capital and EBITDA covenants are 10% less restrictive and the consolidated net worth covenant is 5% less restrictive than the comparable financial covenants in the Wachovia Facility. The Chelsey Facility is secured by a second priority lien on substantially all of the assets of the Company. As part of this transaction, Chelsey Finance entered into an intercreditor and subordination agreement with Wachovia. At September 25, 2004, the amount recorded as debt on the Company’s Condensed Consolidated Balance Sheet is $7.5 million, net of the un-accreted debt discount of $12.5 million.

Under the original terms of the Chelsey Facility, the Company was obligated to make payments of principal of up to the full outstanding amount of the Chelsey Facility in each quarter, provided, among other things: (1) the aggregate amount of availability under the Wachovia Facility is at least $7 million, (2) the cumulative EBITDA for the four fiscal quarters immediately preceding the quarter in which the payment is made is at least $14 million, and (3) the aggregate amount of principal prepayments is no more than $2 million in any quarter. Subsequent to the closing of the Chelsey Facility, the Company and Chelsey Finance amended the Chelsey Facility to provide that the Company was not obligated to make principal payments prior to the July 8, 2007, except in the event of a change in control or sale of the Company. This resulted in the recorded amount of the Chelsey Facility plus the accreted cost of the debt discount (as described below) being classified as long term on the Company’s Condensed Consolidated Balance Sheets.

In consideration for providing the Chelsey Facility to the Company, Chelsey Finance received a closing fee of $200,000 and a warrant (the “Common Stock Warrant”) valued at $12.9 million, exercisable immediately and for a period of ten years to purchase 30% of the fully diluted shares of Common Stock of the Company (equal to 10,259,366 shares of Common Stock) at an exercise price of $0.01 per share. The closing fee of $200,000 was recorded as a deferred charge within other assets on the Company’s Condensed Consolidated Balance Sheets and is being amortized over the three-year term of the Chelsey Facility. Because the issuance of the Common Stock Warrant was subject to shareholder approval, the Company initially issued a warrant to Chelsey Finance to purchase newly-issued Series D Participating Preferred Stock (“Series D Preferred”) that was automatically exchanged for the Common Stock Warrant on September 23, 2004 following receipt of shareholder approval. See Note 9 to the Company’s condensed consolidated financial statements for further information on the Chelsey Facility and the Common Stock Warrant.

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

The projected annual savings from the consolidation of the San Diego, California and the Edgewater, New Jersey facilities into the Weehawken, New Jersey facility is approximately $2.1 million, however with this relocation and consolidation, the transition has negatively impacted the performance of the Men’s Apparel catalogs in 2005.

Consolidation of Fulfillment Centers. On June 30, 2004 the Company announced its plan to consolidate the operations of the LaCrosse, Wisconsin fulfillment center and storage facility into the Roanoke, Virginia fulfillment center by June 30, 2005. The LaCrosse fulfillment center and the LaCrosse storage facility were closed in June 2005 and August 2005 upon the expiration of their respective leases. The plan to consolidate operations was prompted by excess capacity at the Roanoke facility and the lack of sufficient warehouse space in the leased Wisconsin facilities to support the growth of The Company Store and reduce the overall cost structure of the Company. The Company substantially completed the consolidation into the Roanoke, Virginia fulfillment center by the end of June 2005. The Company accrued $0.5 million in severance and related costs during the third quarter associated with the LaCrosse operations and the elimination of 149 full and part-time positions. As a result of voluntary employee departures after the announcement of the LaCrosse facility closing, the Company will provide severance benefits relating to 96 employees who were terminated. Since the consolidation of our fulfillment centers, our Roanoke fulfillment center has experienced lower productivity that has negatively impacted fulfillment costs and the Company’s overall performance.

Sale of Improvements Business. On June 29, 2001, the Company sold certain assets and liabilities of its Improvements business to HSN, a division of USA Networks, Inc.’s Interactive Group, for approximately $33 million. In conjunction with the sale, the Company’s Keystone Internet Services, Inc. subsidiary (now Keystone Internet Services, LLC, or “Keystone”) agreed to provide telemarketing and fulfillment services for the Improvements business under a services agreement with HSN for a period of three years. The services agreement for Improvements, which originally expired on June 27, 2006, was extended until August 31, 2007.

The asset purchase agreement between the Company and HSN provided that if Keystone failed to perform its obligations during the first two years of the services contract, HSN would receive a reduction in the original purchase price of up to $2 million. An escrow fund of $3 million, which was withheld from the original proceeds of the sale, had been established for a period of two years under the terms of an escrow agreement as a result of these contingencies.

On March 27, 2003, the Company and HSN amended the asset purchase agreement to provide for the release of the remaining $2 million balance of the escrow fund and to terminate the related escrow agreement. Keystone issued a credit to HSN for $100,000 and the remaining $2 million escrow balance was received by the Company, thus terminating the escrow agreement. The Company recognized a net gain of $1.9 million upon the receipt of the escrow balance on March 28, 2003.

Delisting of Common Stock. The Common Stock was delisted from the AMEX on February 16, 2005 as a result of the Company’s inability to comply with the AMEX’s continued listing standards and because the Company did not file on a timely basis its Form 10-Q for the fiscal quarter ended September 25, 2004 ultimately as a result of the Restatement. Trading in our Common Stock had been halted on November 16, 2004 and formally suspended on February 2, 2005.

Initially the Company was notified by the AMEX on May 21, 2004 that the Company was not in compliance with the continued listing standards as set forth in Part 10 of the AMEX’s Company Guide because of insufficient shareholders equity and a series of losses from continuing operations. The Company submitted a plan to the AMEX to regain compliance with the continued listing standards which the AMEX accepted and granted the Company an extension until November 21, 2005 to regain compliance with the continued listing standards. Because the Company could not timely file its Form 10-Q for the fiscal quarter ended September 25, 2004, a condition for the Company’s continued listing on the AMEX the AMEX began the delisting proceedings which culminated in the February 16, 2005 delisting.

Current trading information about the Company’s Common Stock can be obtained from the Pink Sheets (www.pinksheets.com) under the trading symbol HNVD.PK.

General. At September 25, 2004, the Company had $0.4 million in cash and cash equivalents, compared with $2.3 million at December 27, 2003. Working capital and current ratio at September 25, 2004 were $5.3 million and 1.06 to 1, respectively. Total borrowings, including financing under capital lease obligations, as of September 25, 2004, aggregated $24 million. Remaining availability under the Wachovia Facility as of September 25, 2004 was $9.9 million, compared with $7.2 million at September 27, 2003.

Management believes that the Company has sufficient liquidity and availability under its credit agreements to fund its planned operations through at least the next twelve months. See “Risk Factors” below. Continued flexibility among the Company’s major vendors is critical to the maintenance of adequate liquidity as is compliance with the terms and provisions of the Wachovia Facility and the Chelsey Facility as mentioned in Note 9 of the condensed consolidated financial statements.

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

New Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force Issue No. 03-6 (“EITF 03-6”), “Participating Securities and the Two-Class Method under FASB Statement No. 128.” SFAS 128 defines earnings per share (“EPS”) as “the amount of earnings attributable to each share of common stock” and indicates that the objective of EPS is to measure the performance of an entity over the reporting period. SFAS 128 addresses conditions under which a participating security requires the use of the two-class method of computing EPS. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common shareholders, but does not require the presentation of basic and diluted EPS for securities other than common stock. The Company’s Series C Preferred is a participating security and, therefore, we calculate EPS utilizing the two-class method, however, have chosen not to present basic and diluted EPS for its preferred stock.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. We are required to adopt the provisions of SFAS 151 effective January 1, 2006; however, early adoption is permitted. We are currently in the process of determining the impact of the adoption of this Statement on our financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment” (“SFAS 123R”). SFAS 123R requires measurement and recording of compensation expense for all employee share-based compensation awards using a fair value method. The Company currently accounts for its stock-based compensation to employees using the fair value-based methodology under SFAS 123. We are currently assessing the impact of the adoption of this Statement.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle. We are required to adopt the provisions of SFAS 154 effective January 1, 2006; however, early adoption is permitted. We are currently assessing the impact of the adoption of this Statement.

Off-Balance Sheet Arrangements

The Company has entered into no “off-balance sheet arrangements” within the meaning of the Securities Exchange Act of 1934, as amended, and the rules thereunder other than operating leases, which are in the normal course of business.

Seasonality

Our business is subject to moderate variations in demand. Historically, a larger portion of our revenues have been realized during the fourth quarter compared to each of the first three quarters of the year. The percentage of annual revenues for the first, second, third and fourth quarters recognized by the Company, respectively, were as follows: 2003 – 23.5%, 25.4%, 23.4% and 27.7%; and 2002 – 22.8%, 24.5%, 23.3% and 29.4%.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” and “believes,” among others, generally identify forward-looking statements. Forward-looking statements are predictions of future trends and events and as such, there are substantial risks and uncertainties associated with forward-looking statements, many of which are beyond management’s control. Some of the more material risks and uncertainties are identified in “Risk Factors” below. We do not intend, and disclaim any obligation, to update any forward-looking statements.

Risk Factors

Factors That May Affect Future Results.

There are many risks and uncertainties relating to our business; we have described some of the more important ones below. Additional risks and uncertainties not currently known to us or that we currently do not deem material may also become important factors that may harm our business. The success of our business could be impacted by any of these risks and uncertainties.

We have experienced several years of operating losses.

We had a history of losses prior to September 25, 2004. As of September 25, 2004, our accumulated deficit was $503.7 million. We may not be able to sustain or increase profitability on an annual basis in the future. If we are unable to maintain and increase profitability our financial condition could be adversely affected.

We are dependent on having sufficient financing to meet our requirements.

Our business is dependent upon our access to adequate financing from our senior lender, Wachovia and our junior lender, Chelsey Finance, so that we can support normal operations, purchase inventory, and secure letters of credit and other financial accommodations required to operate our business. Our credit facilities contain financial and other covenants and we have not been in compliance with these covenants at all times. In the past Wachovia and Chelsey Finance have granted us waivers and agreed to amendments to the Wachovia and Chelsey Facilities, though there can be no assurances that they will continue to do so. Our ability to borrow is also limited by the value of our inventory which is reappraised from time to time. Were either Wachovia or Chelsey Finance to deny or curtail the Company’s access to capital, our business would be adversely affected. Both lenders have liens on our assets and were we to default, they could commence foreclosing on our assets.

We are also dependent on our vendors or suppliers providing us with trade credit. If certain trade creditors were to deny us credit or convert the Company to a cash basis or otherwise change credit terms, or require the Company to provide letters of credit or cash deposits to support its purchase of inventory, paper, printing and other items essential to its business, our costs would be increased and we might have inadequate liquidity to operate our business or operate profitably.

The Restatement, the delay in filing financial statements and the commencement of an informal SEC inquiry have adversely affected us and may continue to do so in the future.

We have restated our financial results as a result of various errors identified in 2004. This has led to our inability to file financial information for several quarters, the commencement of an investigation by the Audit Committee of the Board of Directors, the delisting of our Common Stock from the AMEX, the commencement of an informal SEC inquiry. We dismissed our former independent auditors, who had identified material weaknesses in our internal controls, after they informed us that they needed to perform additional audit procedures on our prior period financial statements. We engaged new auditors which further delayed the filing of our financial statements. As a consequence of the foregoing, our business has been and will continue to be adversely affected as a result of the increased professional expenses, the diversion of senior management’s attention to resolving these matters and the damage to our Company’s reputation. There can be no assurances that the consequences of these events will not continue to adversely affect our business for the foreseeable future.

The SEC inquiry is ongoing and we cannot predict the outcome at this time. Were the SEC to convert the informal inquiry into a formal investigation, we would likely incur significant professional fees in addressing such investigation, and our relationships with our lenders, vendors, customers and other third parties could be adversely affected. Should the SEC find wrongdoing on our part, we may be subject to a censure or penalty that could adversely affect our results of operations, our relationships with our lenders, vendors, customers and other third parties, our reputation and our business in general.

There is limited liquidity in our shares of Common Stock.

The AMEX halted trading in our Common Stock during the fourth quarter of 2004 and delisted it on February 16, 2005. Current trading information about our Common Stock is available on the Pink Sheets. There is very little liquidity in our Common Stock at this point in time which adversely affects its price. There can be no assurances that an active market in our Common Stock will develop at any time in the foreseeable future.

There can be no assurance that we will be able to successfully remedy material weaknesses in our internal controls.

In connection with its audit of the Company’s consolidated financial statements for the year ended December 25, 2004, material weaknesses in internal control over financial reporting and other matters relating to the Company’s internal controls were identified. Although our current auditors have not brought to our attention any material weaknesses, there can be no assurance that additional weaknesses will not develop or be discovered in the future.

Our success depends on our ability to publish the optimal number of catalogs to the correct target customer with merchandise that our target customers will purchase.

Historically our catalogs have been the primary drivers of our sales. We must create, design, publish and distribute catalogs that offer and display merchandise that our customers want to purchase at prices that are attractive. Our future success depends on our ability to anticipate, assess and react to the changing demands of the customer-base of our catalogs and to design and publish catalogs that appeal to our customers. If we fail to anticipate fashion trends, select the right merchandise assortment, maintain appropriate inventory levels and creatively present merchandise in a way that is appealing to our customer-base on a consistent basis, our sales could decline significantly. We must also accurately determine the optimal number of issues to publish for each catalog and the contents thereof and the optimal circulation for each of our catalogs to maximize sales at an appropriate cost level to achieve profitability while growing our customer base. Correctly determining the universe of catalog recipients also directly impacts our results. We can provide no assurance that we will be able to identify and offer merchandise that appeals to our customer-base or that the introduction of new merchandise categories will be successful or profitable or that we will mail the optimal number of catalogs to the appropriate target customer base.

Our catalogs are in highly competitive markets.

Our catalogs are in highly competitive markets. Many of our competitors are considerably larger and have substantially greater financial, marketing and other resources, and we can provide no assurance that we will be able to compete successfully with them in the future.

We must effectively manage our inventories and control our product fulfillment costs.

We must manage our inventories to track customer preferences and demand. We order merchandise based on our best projection of consumer tastes and anticipated demand in the future, but we cannot guarantee that our projections of consumer tastes and the demand for our merchandise will be accurate. It is critical to our success that we stock our product offerings in appropriate quantities. If demand for one or more products outstrips our available supply, we may have large backorders and cancellations and lose sales. On the other hand, if one or more products do not achieve projected sales levels, we may have surplus or un-saleable inventory that would force us to take significant inventory markdowns, which could reduce our net sales and gross margins.

We must also effectively manage our product fulfillment and distribution costs. During 2005, we consolidated our La Crosse distribution facility into our Roanoke facility because of capacity constraints at our La Crosse facility and lower shipping costs available from the Roanoke facility. However since our consolidation into the Roanoke facility, we have experienced lower productivity and high employee turnover due, in part, to a tight labor market in Roanoke. This drop in productivity has increased our product fulfillment costs and adversely affected out results. There can be no assurances that this trend will not continue.

We may have difficulty sourcing our products, especially those sourced overseas.

Most of our products are manufactured by third-party suppliers. Some of these products are manufactured exclusively for us using our designs. If any of these manufacturers were to stop supplying us with merchandise or go out of business, it would take several weeks to secure a new manufacturer and there could be a disruption in our supply of merchandise. If we are unable to provide our customers with continued access to popular merchandise manufactured exclusively for us, our operating results could be harmed.

We also source many of our products overseas. While products sourced overseas typically have lower costs, our product margins may be slightly offset by an increase in inbound freight costs. As security measures around shipping ports increase, these additional costs may result in higher inbound freight costs. As we increase our overseas sourcing, we face the risk of these delays which could harm our business and results of operations. We cannot predict whether any of the countries in which our merchandise currently is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, and customs restrictions, against items that we offer or intend to offer to our customers, as well as U.S. or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of items available to us and adversely affect our business, financial condition and results of operations. Our sourcing operations also may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds and/or other trade disruptions. Any disruption or delays in, or increased costs of, importing our products could have an adverse effect on our business, financial condition and operating results.

 Our success is dependent on the performance of our vendors and service providers.

Our business depends on the performance of third parties, including merchandise manufacturers and foreign buying agents, telecommunications service providers, the United States Postal Service (“USPS”), shipping companies, printers, professionals, photographers, creative designers and models, credit card processing companies and the service bureau that maintains our customer database.

Any interruptions or delays in the provision of these goods and services could materially and adversely affect our business and financial condition. Although we believe that, in general, the goods and services we obtain from third parties could be purchased from other sources, identifying and obtaining substitute goods and services could result in delays and increased costs. If any significant merchandise vendor or buying agent were to suddenly discontinue its relationship with us, we could experience temporary delivery delays until a substitute supplier could be found.

Our business is subject to a number of external costs that we are unable to control.

Our business is subject to a number of external costs that we are unable to control, including labor costs, insurance costs, printing, paper and postage expenses, shipping charges associated with distributing merchandise to our customers and inventory acquisition costs, including product costs, quota and customs charges. In particular, the paper market is extremely tight at this time and we are experiencing increased costs for our paper needs for 2005. We also ship a majority of our merchandise by USPS and have experienced increases in postal rates in 2006. Increases in these or other external costs could adversely affect our financial position, results of operations and cash flows unless we are able to pass these increased costs along to our customers.

We have a new management team that is critical to our success.

Our success depends to a significant extent upon our ability to attract and retain key personnel. Moreover, four members of our senior management team, the new CEO, the new CFO, the General Counsel and the president of one of our catalogs, have each been with the Company for less than two years. Our success is dependent on the ability of our senior management and catalog presidents to successfully integrate into and manage our business and the individual catalogs. The loss of the services of one or more of our current members of senior management, or our failure to attract talented new employees, could have a material adverse effect on our business.

We are dependent on the continued growth of Internet sales.

We derive an increasing portion of our revenue from our websites. While we continue to believe that our catalogs are the primary sales drivers of our merchandise, e-commerce is an important part of our business. Factors which could reduce the widespread use of the Internet include actual or perceived lack of privacy protection, actual or perceived lack of security of credit card information, possible disruptions or other damage to the Internet or telecommunications infrastructure, increased governmental regulation and taxation and decreased use of personal computers. Our business would be harmed by any decrease or less than anticipated growth in Internet usage.

We have a majority shareholder who controls the Board and is also a secured lender.

Chelsey and Chelsey Finance, a Chelsey affiliate, control over 90% of the voting power (after giving effect to the exercise of all outstanding options and warrants to purchase Common Stock beneficially owned by Chelsey) and owns approximately 69% of the Company’s issued and outstanding Common Stock (including the January 10, 2005 purchase of 3,799,735 shares). Chelsey has appointed a majority of our Board of Directors including our Chairman, and Chelsey Finance is the Company’s junior secured lender. The interests of Chelsey and Chelsey Finance as the majority owners of the Common Stock, the holders of all of the Series C Preferred and as a secured lender may be in conflict with that of our other Common Stock holders, which may adversely affect their investment in the Common Stock. In addition, Chelsey has sufficient voting power to cause an extraordinary transaction (such as a merger or other business combination, a sale of all or substantially all of the Company’s assets or a going private transaction) to take place without the vote of any other shareholders.

Our Series C Preferred Stock begins to accrue dividends in 2006 and is subject to mandatory redemption in 2009.

Commencing January 1, 2006, dividends will be payable quarterly on the Series C Preferred at the rate of 6.0% per annum, with the preferred dividend rate increasing by 1 1/2% per annum on each anniversary of the dividend commencement date until redeemed. At the Company’s option, in lieu of cash dividends, the Company may accrue dividends that will compound at a rate 1.0% higher than the applicable cash dividend rate. The Wachovia Loan Agreement currently prohibits the payment of cash dividends. The Series C Preferred, if not redeemed earlier, must be redeemed by the Company on January 1, 2009 for the liquidation preference and all accrued and unpaid dividends. Assuming the Company has elected to accrue all dividends from and after January 1, 2006, the maximum aggregate amount of the liquidation preference plus accrued and unpaid dividends on the Series C Preferred will be approximately $72.7 million.

We have not fully assessed the effectiveness of our internal controls over financial reporting.

We are in the process of assessing the effectiveness of our internal controls over financial reporting in connection with the rules adopted by the Securities and Exchange Commission under Section 404 of the Sarbanes-Oxley Act of 2002. The SEC delayed implementation of Section 404 for companies with a market capitalization of less than $75.0 million such as the Company. Under the current rules and the Company’s current market capitalization, Section 404 would apply to our 2007 financial statements. There can be no assurance that management will not identify significant deficiencies that would result in one or more material weaknesses in our internal controls over financial reporting. We cannot provide any assurance that testing of our internal controls will not uncover significant deficiencies that would result in a material weakness in our internal controls over financial reporting.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements and cause a default under the Company’s credit facilities, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

For those material weaknesses previously identified and those that may be identified in the future, we will adopt and implement policies and procedures to remediate such material weaknesses. Designing and implementing effective internal controls is a continuous process that requires us to anticipate and react to changes in our business and the economic environment in which we operate, and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify, or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal controls over financial reporting, to remediate any material weaknesses that we may identify, or to implement new or improved controls, could harm our operating results, cause us to fail to meet our reporting obligations, or result in material misstatements in our financial statements and cause a default under the Company’s credit facilities. Any such failure also could adversely affect the results of the periodic management evaluations and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 in 2007. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We receive a material portion of our operating profits from our sale of third party membership services and derive a material portion of our revenues by providing fulfillment services to third parties.

In 2004, we received approximately $7.0 million in revenues from our sale of Vertrue membership programs, which generates a material portion of our operating profit. Our agreement with Vertrue continues through March 2006 and we are evaluating proposals from membership program providers to market membership programs to our customers after the Vertrue agreement expires. Were we to lose this revenue stream, our operating results would be adversely affected. In addition, as more of our business transitions to the Internet, where customer response rates in these programs is lower than for those customers who place orders over the phone, this could negatively impact revenues generated from these programs.

We also derive a material portion of our revenues by providing order processing and product fulfillment services to third parties. These revenues offset some of our fixed costs associated with operating our distribution facility and our call centers and were we to lose this revenue stream, our results would be adversely affected unless our direct marketing operations made up for the lost revenues.

In light of these risks and uncertainties and others not mentioned above, the forward-looking statements contained in this Quarterly Report may not occur. Accordingly, readers should not place undue reliance on these forward-looking statements, which only reflect the views of the Company management as of the date of this report. The Company is not under any obligation and does not intend to publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized.

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates: The Company’s exposure to market risk relates to interest rate fluctuations for borrowings under the Wachovia Facility, including the term loans, which bear interest at variable rates, and the Chelsey Facility, which bears interest at 5% above the prime rate publicly announced by Wachovia Bank, N.A. At September 25, 2004, outstanding principal balances under the Wachovia Facility and Chelsey Facility subject to variable rates of interest were approximately $16 million and $20 million, respectively. If interest rates were to increase by one percent from current levels, the resulting increase in interest expense, based upon the amount outstanding at September 25, 2004, would be approximately $0.4 million on an annual basis.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Item 307 of Regulation S-K for the fiscal quarter covered by this quarterly report. This evaluation has allowed management to make conclusions, as set forth below, regarding the state of the Company’s disclosure controls and procedures as of September 25, 2004. While management has made significant improvements in its disclosure controls and procedures and has completed various action plans to remedy identified weaknesses in these controls (as more fully discussed below), based on management’s evaluation, management has concluded that the Company’s disclosure controls and procedures were not effective in alerting management on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act. In coming to this conclusion, management considered, among other things, the control deficiency related to periodic review of the application of generally accepted accounting principles, which resulted in the Restatement as disclosed in Note 2 to the accompanying consolidated financial statements included in this Form 10-Q.

As background, the following occurred during 2004 and 2005:

•

During the second quarter of 2004, the Company identified a revenue recognition cut-off issue that resulted in revenue being recorded in advance of the actual shipment of merchandise to the customer. The practice was stopped immediately. Subsequently, the Company determined that revenue should be recognized when merchandise is received by the customer rather than when shipped because the Company routinely replaces customer merchandise damaged or lost in transit as a customer service matter (even though risk of loss, as a legal matter, passes on shipment). As a consequence, the Company has restated all affected periods presented to recognize revenue when merchandise is received by the customer.

•

In the first quarter of 2004, former management identified a potential issue with the accounting treatment of discount obligations due to members of certain of the Company’s buyers’ club programs, and at that time, an inappropriate conclusion regarding the accounting treatment was reached. During the third quarter of 2004, the issue was re-evaluated and it was determined that an error in the accounting treatment had occurred. The cumulative impact of the error for which the Company restated resulted in the overstatement of revenues and the omission of the related liability to the guarantee of these discount obligations that aggregated $2.4 million as of June 26, 2004 (the end of the second quarter of 2004). The Company immediately implemented accounting policies to appropriately account for all obligations due to members of the buyers’ club programs.

•

On November 9, 2004, the Company’s Audit Committee discussed the two matters noted above with the Company’s former independent registered public accounting firm, KPMG LLP (“KPMG”) and then on November 17, 2004, the Audit Committee launched an investigation relating to the restatement of the Company’s consolidated financial statements and other accounting-related matters and engaged Wilmer Cutler as its independent outside counsel to assist with the investigation.

•

The Company was notified on January 11, 2005 by the SEC that the SEC was conducting an informal inquiry relating to the Company’s financial results and financial statements since 1998. The Audit Committee, the Board of Directors and the Company’s management have been cooperating fully with the SEC in connection with the inquiry.

•

On February 3, 2005, the Company reported that its Common Stock was being delisted by the AMEX as a consequence, among other reasons, of the Company’s inability to meet the AMEX’s continued listing requirements and its inability to timely file its Form 10-Q for the fiscal quarter ended September 25, 2004.

•

On March 14, 2005, the Audit Committee reported that it had concluded its investigation and, with the assistance of Wilmer Cutler, reported its findings to the Board of Directors. The Audit Committee, with Wilmer Cutler’s assistance, formulated recommendations to the Company and the Board of Directors concerning ways of improving the Company’s internal controls and procedures for financial reporting which the Board of Directors and the Company began to implement.

•

The Audit Committee subsequently instructed Wilmer Cutler to cooperate fully with the SEC in connection with its inquiry and share the results of its investigation with the SEC, KPMG and Goldstein Golub Kessler LLP (“GGK”), whom had been engaged by the Audit Committee on November 2, 2005 as the Company’s new auditors after the dismissal of KPMG on October 20, 2005. Wilmer Cutler has presented the results of its investigation to the SEC, KPMG and GGK.

•

During the course of preparing its 2004 consolidated financial statements, the Company evaluated a previously reversed litigation reserve relating to post employment benefits allegedly owed to its former CEO. In the course of evaluating the accounting treatment of the restoration of the reserve, the Company identified that the original reserve had been improperly established as a litigation reserve rather than an accrual for post employment benefits and that legal expenses had been improperly charged against the reserve rather than treated as period expenses. Management corrected these errors and restated all affected periods presented in accordance with the corrected treatment of the reserve.

•

During the course of preparing its 2004 consolidated financial statements, the Company determined that an accrual related to certain customer prepayments and credits had been inappropriately released and that other liabilities relating primarily to certain miscellaneous catalog costs and other miscellaneous costs had not been appropriately accrued in the appropriate periods. The Company re-established the improperly released accrual and accrued certain miscellaneous catalog costs in the appropriate periods and restated all affected periods presented in accordance with the corrected treatment of these items.

Internal Control Over Financing Reporting

KPMG, the Company’s former auditors, identified material weaknesses in internal control over financial reporting based upon its audit of the 2004 consolidated financial statements which it did not complete. After their engagement, we informed GGK of the identified material weaknesses in internal control over financial reporting and other matters relating to the Company’s internal controls based upon KPMG’s incomplete audit of the 2004 consolidated financial statements. Upon completion of their audit of fiscal 2004, GGK has not brought to our attention any material weaknesses. Our management considered the material weaknesses identified by KPMG in evaluating the adequacy of the Company’s internal controls.

A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to detect or prevent misstatements on a timely basis. A deficiency in design exists when (a) a control necessary to meet the control objective is missing, or (b) an existing control is not properly designed so that even if the control operates as designed, the control objective is not always met. A deficiency in operation exists when a properly designed control does not operate as designed, or when the person performing the control does not posses the necessary authority or qualification to perform the control effectively. A material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses had been identified:

•

The Company lacks a sufficient number of financial and tax personnel with the appropriate level of expertise to independently monitor, interpret and implement the application of financial accounting standards in accordance with generally accepted accounting principles,

•	The environment of the Company was such that members of management were not encouraged to discuss transactions and events that could impact the appropriate financial reporting of the Company, and
•

The Company does not have adequate policies and procedures relating to the origination and maintenance of contemporaneous documentation to support key accounting judgments or to effectively document the terms of all significant contracts and agreements and the related accounting treatment for these contracts and agreements.

The Company has strengthened and replaced its senior management commencing with the May 5, 2004 appointment of a new Chief Executive Officer. Under new management, the Company is committed to meeting and enhancing its internal control obligations as part of the Company’s overall commitment to establishing a new corporate culture that focuses on ethics, unfettered communication within the organization and compliance, and sets a new standard for corporate behavior within the Company. Toward this end during 2004, the Company has:

•	Appointed a new Chief Executive Officer;
•	Replaced its Corporate Controller and Director of Internal Audit;
•	Instituted a policy of open channels of communication including regularly scheduled meetings of and with senior management;
•	Instituted weekly meetings between the CEO and Director of Internal Audit to review the status of internal audits and assess internal controls; and
•	Instituted periodic trips by senior management to the Company’s remote facilities to foster communication and ensure compliance with the Company’s reporting, internal control and ethics policies.

The Company continued to implement changes to its internal controls during 2005 and has:

•	Replaced its Chief Financial Officer, and filled other open finance positions which resulted from earlier terminations and other departures;
•	Hired a General Counsel and replaced its outside counsel;
•	Instituted weekly reviews of financial results with the Chief Financial Officer and senior management to enhance transparency and accountability;
•	Instituted a policy that requires review and approval of all material agreements and marketing plans by the legal and financial departments;
•	Instituted a policy that requires all systems changes that could impact financial reporting be subject to approval by the financial department;
•	Revised the Company’s reporting structure to have the catalog finance directors report to the CFO;
•	Documented the Company’s significant accounting policies and implemented a procedure to periodically review and update these policies; and
•

Implemented a policy that requires the preparation of contemporaneous memoranda and related documentation to support key accounting judgments and to maintain and document the significant terms of material contracts and the accounting treatment thereof.

As a result of the restatement of our prior period financial statements and the delay in the completion of the audits and reviews of those statements and the change in our auditors, the burden on our accounting and financial staff has been greatly increased and has thus far caused us to be unable to file our periodic SEC reports on a timely basis. While management believes that current practices and procedures are sufficient to bring to its attention items required to be disclosed in our periodic SEC filings, after an evaluation of those practices, we have determined to institute procedures to enhance the effectiveness of our disclosure controls. Subject to the foregoing, management believes that our disclosure controls are effective for purposes of Item 307 of Regulation S-K.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 4 to the condensed consolidated financial statements for information relating to the Company’s legal proceedings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Due to, among other things, the Restatement, which resulted in the Company violating several financial covenants and the Company’s inability to timely file its periodic reports with the SEC the Company was in technical default under the Wachovia and Chelsey Facilities. The Company has obtained waivers from both Wachovia and Chelsey Finance for such defaults pursuant to amendments to the Wachovia and Chelsey Facilities dated July 29, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2004 annual meeting of shareholders of the Company was held in East Rutherford, New Jersey on August 12, 2004. Holders of 219,142,844 shares (prior to one-for-ten reverse stock split) of Common Stock (“Common Shares”) and 564,819 shares of Series C Preferred Stock (“Series C Shares”) outstanding and entitled to vote at the meeting, or 98% of the outstanding shares, were present at the meeting in person or by proxy.

1.	The following seven (7) directors were elected to a one-year term expiring in 2005:

Name	For	Withheld

A. David Brown	273,719,007	1,905,635
Stuart Feldman	273,164,588	2,460,050
Wayne P. Garten	273,232,814	2,391,824
Paul S. Goodman	273,722,830	1,901,808
Donald Hecht	273,502,830	2,121,808
Robert H. Masson	273,709,681	1,914,957
William B. Wachtel	273,153,172	2,471,466

2.         The proposal to approve an amendment to the Company’s Certificate of Incorporation to effect a one-for-ten reverse stock split of the Company’s Common Stock received the following votes:

Common Shares and Series C Shares Voting Together as a Class: 271,661,332 shares voted in favor; 3,921,107 shares voted against; and 42,198 shares abstained;

Common Shares Voting Separately as a Class: 215,179,432 shares voted in favor; 3,921,107 shares voted against; and 42,198 shares abstained; and

Series C Shares Voting Separately as a Class: 56,481,900 shares voted in favor; 0 shares voted against; and 0 shares abstained.

3.         The proposal to approve an amendment to the Company’s Certificate of Incorporation to reduce the par value of each share of Common Stock from $0.66 2/3 per share to $0.01 per share received the following votes:

Common Shares and Series C Shares Voting Together as a Class: 271,148,151 shares voted in favor; 4,381,007 shares voted against; and 95,479 shares abstained;

Common Shares Voting Separately as a Class: 214,666,251 shares voted in favor; 4,381,007 shares voted against; and 95,479 shares abstained; and

Series C Shares Voting Separately as a Class: 56,481,900 shares voted in favor; 0 shares voted against; and 0 shares abstained.

4.          The proposal to approve an amendment to the Company’s Certificate of Incorporation that would increase the number of shares of all classes of stock which the Company would have authority to issue by 10,000,000 shares which would be allocated to the number of shares of Additional Preferred Stock which the Company would have authority to issue received the following votes:

Common Shares and Series C Shares Voting Together as a Class: 212,481,809 shares voted in favor; 6,612,638 shares voted against; and 38,258 shares abstained; and

Series C Shares Voting Separately as a Class: 56,481,900 shares voted in favor; 0 shares voted against; and 0 shares abstained.

5.          The proposal to ratify and approve the adoption of the 2004 Stock Option Plan for Directors received the following votes: 213,865,718 shares voted in favor; 5,192,274 shares voted against; and 74,713 shares abstained.

6.         The proposal to ratify and approve certain amendments to the 2002 Stock Option Plan for Directors as set forth in the proxy statement received the following votes: 213,977,692 shares voted in favor; 5,075,620 shares voted against; and 79,393 shares abstained.

7.         The proposal to delegate to the Audit Committee of the Board of Directors the authority to select the Company’s independent auditors for the fiscal year ending December 25, 2004 from amongst established national audit firms received the following votes: 272,821,541 shares voted in favor; 2,658,171 shares voted against; and 144,925 shares abstained.

8.          The proposal to ratify and approve the adoption of the Company’s Stock Option Agreement with Wayne P. Garten, the President and Chief Executive Officer of the Company, received the following votes: 214,121,175 shares voted in favor; 4,892,883 shares voted against; and 118,647 shares abstained.

9.          The proposal to approve an amendment to the Company’s Certificate of Incorporation to increase the number of shares of Common Stock which the Company would have authority to issue, after giving effect to the one-for-ten reverse split of the Company’s Common Stock, from 30,000,000 shares to 50,000,000 shares and to make a corresponding change in the aggregate number of shares of all classes of stock which the Company has authority to issue received the following votes:

Common Shares and Series C Shares Voting Together as a class: 270,873,190 shares voted in favor; 4,662,148 shares voted against; and 89,299 shares abstained;

Common Shares Voting Separately as a Class: 214,391,290 shares voted in favor; 4,662,148 shares voted against; and 89,299 shares abstained; and

Series C Shares Voting Separately as a Class: 56,481,900 shares voted in favor; 0 shares voted against; and 0 shares abstained.

10.        The proposal to approve (i) the issuance and potential issuance of a Common Stock Purchase Warrant by the Company to Chelsey Finance, LLC, and (ii) the issuance and potential issuance under the Common Stock Purchase Warrant of 30% of the Company’s issued and outstanding Common Stock on a fully diluted basis received the following votes:

Common Shares and Series C Shares Voting Together as a class: 213,001,495 shares voted in favor; 6,032,109 shares voted against; and 99,101 shares abstained;

Common Shares Voting Separately as a Class: 156,519,595 shares voted in favor; 6,032,109 shares voted against; and 99,101 shares abstained; and

Series C Shares Voting Separately as a Class: 56,481,900 shares voted in favor; 0 shares voted against; and 0 shares abstained.

ITEM 6. EXHIBITS

Exhibit Number Item 601 of Regulation S-K	Description of Document and Incorporation by Reference Where Applicable

3.1

Certificate of the Designations, Powers, Preferences and Rights of Series D Participating Preferred Stock of Hanover Direct, Inc., dated July 8, 2004. Incorporated by reference to the Form 8-K filed on July 12, 2004.

3.2	Amended and Restated Certificate of Incorporation dated September 22, 2004.

3.3	Certificate of Elimination of the Series D Participating Preferred Stock dated September 30, 2004.

10.1

Loan and Security Agreement, dated as of July 8, 2004, among Chelsey Finance, LLC, a Delaware limited liability company, and the Borrowers named therein. Incorporated by reference to the Form 8-K filed on July 12, 2004.

10.2

Intercreditor and Subordination Agreement, dated as of July 8,2004, between Lender and Congress Financial Corporation, as acknowledged by Borrowers and Guarantors. Incorporated by reference to the Form 8-K filed on July 12, 2004.

10.3

Thirty-first Amendment to Loan and Security Agreement, dated as of July 8, 2004, among Congress Financial Corporation and the Borrowers and Guarantors named therein. Incorporated by reference to the Form 8-K filed on July 12, 2004.

10.4	Series D Preferred Stock Purchase Warrant dated July 8, 2004 issued by Hanover Direct, Inc. to Chelsey Finance, LLC. Incorporated by reference to the Form 8-K filed on July 12, 2004.

10.5	Common Stock Purchase Warrant, dated September 23, 2004 issued by Hanover Direct, Inc. to Chelsey Finance, LLC.

10.6	2002 Stock Option Plan for Directors. Incorporated by reference to Appendix B to the Definitive Proxy Statement filed on July 13, 2004.

10.7	2004 Stock Option Plan for Directors. Incorporated by reference to Appendix A to the Definitive Proxy Statement filed on July 13, 2004.

10.8	Stock Option Agreement, dated as of May 5, 2004 by the Company in favor of Wayne P. Garten. Incorporated by reference to Appendix E to the Definitive Proxy Statement filed on July 13, 2004.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) signed by Wayne P. Garten.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) signed by John W. Swatek.

32.1	Certification required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) signed by Wayne P. Garten.

32.2	Certification required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) signed by John W. Swatek.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER DIRECT, INC.
(Registrant)

February 21, 2006	By:	/s/ John W. Swatek
John W. Swatek
Senior Vice President, Chief Financial Officer and Treasurer (On behalf of the Registrant and as principal financial officer)