Form 10-K
period 2004-12-25
HANOVER DIRECT INC
filed 2006-02-21
CIK 320333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 25, 2004

Commission File Number 1-08056

_______________

HANOVER DIRECT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-0853260
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1500 Harbor Boulevard, Weehawken, New Jersey	07086
(Address of Principal Executive Offices)	(Zip Code)

(201) 863-7300

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.01 Par Value

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes☐ No ☒

As of June 25, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $6,200,166 (based on the closing price of the Common Stock on the Pink Sheets on June 25, 2005 of $0.88 per share; shares of Common Stock owned by directors and officers of the Company are excluded from this calculation; such exclusion does not represent a conclusion by the Company that all of such directors and officers are affiliates of the Company).

As of February 21, 2006, the registrant had 22,426,296 shares of Common Stock outstanding.

_______________

EXPLANATORY NOTE

As explained herein, we have restated the consolidated financial statements for the fiscal years ended December 27, 2003 and December 28, 2002 in this Annual Report on Form 10-K. We have also restated the quarterly financial information for fiscal 2003 and the first two quarters of fiscal 2004. See Note 2 to the accompanying consolidated financial statements (collectively, the “Restatement”). By way of summary, the Restatement also affects periods prior to fiscal 2002. The Restatement’s impact on periods prior to fiscal 2002 has been reflected as an adjustment to accumulated deficit as of December 29, 2001 in the accompanying Consolidated Statements of Shareholders’ Deficiency as well as the Selected Financial Data in Part 1, Item 6 of this Form 10-K. The Restatement corrects a revenue recognition issue that resulted in revenue being recorded in advance of the actual shipment of merchandise to the customer and the correction of an accounting policy to recognize revenue when the merchandise is received by the customer as opposed to when the merchandise is shipped, corrects an error in the accounting treatment of discounts obligations for certain of the Company’s buyers’ club programs, corrects two errors in the accounting treatment of a reserve for post-employment benefits including correcting the premature reversal of the reserve and other adjustments and recording legal fees in the proper periods that were inappropriately recorded related to the matter. The Restatement also records certain customer prepayments and credits inappropriately released and records other liabilities relating to certain miscellaneous catalog costs and other miscellaneous costs that were inappropriately not accrued in the appropriate periods. In addition we have made adjustments to the deferred tax asset and liability to reflect the effect of the Restatement adjustments. For a more complete description of the Restatement, refer to Note 2 to the attached consolidated financial statements. We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the Restatement. As previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on November 10, 2004, the consolidated financial statements and related financial information contained in such reports for the fiscal years ended December 25, 1999, December 30, 2000, December 29, 2001, December 28, 2002 and December 27, 2003 and the fiscal quarters ended March 29, 2003, June 28, 2003, September 27, 2003, March 27, 2004 and June 26, 2004 should no longer be relied upon. Throughout this Form 10-K all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts after giving effect to the Restatement.

As a result of the Restatement, we were unable to timely file the Form 10-K for the fiscal year ended December 25, 2004.

PART I

Item 1. Business

This Annual Report on Form 10-K, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” and “believes,” among others, generally identify forward-looking statements. Forward-looking statements are predictions of future trends and events and as such, there are substantial risks and uncertainties associated with forward-looking statements, many of which are beyond management’s control. Some of the more material risks and uncertainties are identified in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors.” We do not intend, and disclaim any obligation, to update any forward-looking statements.

General

Hanover Direct, Inc. (collectively with its subsidiaries, referred to as the “Company,” “we” or “us” in this Form 10-K) is a direct marketer of quality, branded merchandise through a portfolio of catalogs and websites. We also manufacture comforters and pillows that we sell in two of our catalogs and our retail outlet stores and manufacture Scandia Down branded comforters, pillows and featherbeds that we sell through specialty retailers. In addition, we provide product fulfillment, telemarketing, information technology and e-commerce services to third party businesses involved in the direct marketing business.

Our direct marketing operations consist of a portfolio of catalogs and associated websites in the home fashions, men’s and women’s apparel and gift categories that included during 2004, Domestications, The Company Store, Company Kids, Silhouettes, International Male and Undergear. Each catalog can be accessed on the Internet individually by name. We also owned and operated the Gump’s retail store in San Francisco and the Gump’s By Mail catalog and website until March 14, 2005, when we sold them to an unrelated third party. In addition, we manufacture high quality pillows and comforters for sale in The Company Store and Domestications catalogs and websites, through our retail outlet stores and super-premium down comforters, pillows and featherbeds under the Scandia Down brand name, which we sell through third party luxury retailers in North and South America.

Leveraging our in-house expertise in product fulfillment and utilizing our excess capacity, we provide third party, end-to-end, fulfillment, logistics, telemarketing and information technology services to businesses formerly owned by the Company and select third party companies involved in the direct marketing business.

The Company is incorporated in Delaware and our executive offices are located at 1500 Harbor Boulevard, Weehawken, New Jersey 07086. The Company’s telephone number is (201) 863-7300. The Company is the successor of the 1993 merger between The Horn & Hardart Company, a restaurant company that traces its origins to 1888 and Hanover House Industries, Inc., which was founded in 1934.

At the Company’s 2004 Annual Meeting of Shareholders held on August 12, 2004, the Company’s shareholders approved a one-for-ten reverse stock split of the Company’s common stock (“Common Stock”), which became effective at the close of business on September 22, 2004. In this Annual Report on Form 10-K, the number of shares of Common Stock outstanding, per share amounts, stock warrants, stock option and exercise price data relating to the Company’s Common Stock for periods prior to the reverse stock split have been restated to reflect the effect of the reverse stock split. See Note 9 to the accompanying consolidated financial statements for more information regarding the reverse stock split and additional amendments to the Company’s Certificate of Incorporation.

Restatement of Prior Financial Information and Related Matters

We have restated the consolidated financial statements for the fiscal years ended December 27, 2003 and December 28, 2002 in this Annual Report on Form 10-K. We have also restated the quarterly financial information for fiscal 2003 and the first two quarters of fiscal 2004. See Note 2 to the accompanying consolidated financial statements (collectively, the “Restatement”). The Restatement also affects periods prior to fiscal 2002. The Restatement’s impact on periods prior to fiscal 2002 have been reflected as an adjustment to accumulated deficit as of December 29, 2001 in the accompanying Consolidated Statements of Shareholders’ Deficiency.

We have also restated the applicable financial information for fiscal 2000, fiscal 2001, fiscal 2002 and fiscal 2003 in “Item 6. Selected Consolidated Financial Data.”

The Restatement corrects a revenue recognition issue that resulted in revenue being recorded in advance of the actual receipt of merchandise by the customer, corrects an error in the accounting treatment of discounts obligations for certain of the Company’s buyers’ club programs, corrects two errors in the accounting treatment of a reserve, including re-establishing a reserve balance prematurely released based on a summary judgment decision which could be and was appealed, and recording legal fees in the proper periods that were inappropriately recorded related to the matter. The Restatement also records certain customer prepayments and credits prematurely released, and records other liabilities relating to certain miscellaneous catalog costs and other miscellaneous costs that were inappropriately not accrued in the appropriate periods. In addition, we have made adjustments to the deferred tax asset and liability to reflect the effect of the Restatement adjustments. We did not amend our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the Restatement. As previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on November 10, 2004, the consolidated financial statements and related financial information contained in such reports for the fiscal years ended December 25, 1999, December 30, 2000, December 29, 2001, December 28, 2002 and December 27, 2003 and the fiscal quarters ended March 29, 2003, June 28, 2003, September 27, 2003, March 27, 2004 and June 26, 2004 should no longer be relied upon. Throughout this Form 10-K all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts after giving effect to the Restatement.

As a result of the Restatement, we were unable to timely file our Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2004 or this Form 10-K. As a result of our not filing our Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2004 on a timely basis and our inability to meet the continued listing requirements of the American Stock Exchange (“AMEX”), trading in our Common Stock on the AMEX was halted and ultimately the Common Stock was delisted by the AMEX on February 16, 2005.

In response to the discovery of certain of the matters leading up to the Restatement, the Audit Committee of the Board of Directors launched an investigation in November 2004 relating to the restatement of the Company’s consolidated financial statements and other accounting-related matters and engaged the law firm of Wilmer Cutler Pickering Hale and Dorr LLP (“Wilmer Cutler”) as its independent outside counsel to assist with the investigation. In March 2005, the Audit Committee concluded its investigation and, with the assistance of Wilmer Cutler, reported its findings to the Board of Directors. The Audit Committee, again with the assistance of Wilmer Cutler, formulated a series of recommendations to the Company and the Board of Directors concerning potential improvements in the Company’s internal controls and procedures for financial reporting. The Board of Directors and management have begun implementing these recommendations.

The Company was notified in January 2005 by the SEC that the SEC was conducting an informal inquiry relating to the Company’s financial results and financial reporting since 1998. The SEC indicated in its letter to the Company that the inquiry should not be construed as an indication by the SEC that there has been any violation of the federal securities laws. The Company is cooperating fully with the SEC in connection with the inquiry and Wilmer Cutler has briefed the SEC and the Company’s independent registered public accounting firm, Goldstein Golub Kessler LLP (“GGK”) on the results of its investigation. The Company intends to continue to cooperate with the SEC in connection with its informal inquiry concerning the Company’s financial reporting.

We hired a new Chief Executive Officer in May 2004 who, together with current management, identified the issues leading to the Restatement. Based on recommendations of the Audit Committee concerning potential improvements in the Company’s internal controls and procedures for financial reporting, management has responded to the weaknesses in internal controls exposed by the Restatement by revamping and augmenting the Company’s accounting and finance functions, hiring a new Chief Financial Officer, strengthening the Company’s internal controls, hiring an internal general counsel and replacing the Company’s external counsel, and instituting a corporate culture that demands ethical behavior of all employees, the highest level of compliance and encourages free communication up and down the ranks. See “Controls and Procedures” for more information regarding these and other initiatives.

Significant Shareholder

After its January 10, 2005 purchase of an aggregate of 3,799,735 shares of Common Stock formerly held by Regan Partners, L.P., Regan International Fund Limited and Basil Regan, Chelsey Direct, LLC and related affiliates (“Chelsey”) beneficially own approximately 69% of the issued and outstanding Common Stock and approximately 75% of the Common Stock after giving effect to the exercise of all outstanding options and warrants to purchase Common Stock beneficially owned by Chelsey. In addition, Chelsey is holder of all of the Company’s Series C Participating Preferred Stock (“Series C Preferred”). Including the Series C Preferred and outstanding options and warrants beneficially owned by Chelsey, Chelsey maintains approximately 91% of the voting rights of the Company (after giving effect to the exercise of all outstanding options and warrants). Chelsey made its initial investment in the Company on May 19, 2003 by acquiring 2,944,688 shares of Common Stock and 1,622,111 shares of Series B Participating Preferred Stock (“Series B Preferred”) from Richemont Finance S.A (“Richemont”). Stuart Feldman, a Chelsey affiliate, held 16,090 shares of Common Stock when Chelsey acquired Richemont’s shares. Chelsey’s Common Stock ownership has increased since its initial investment as a result of three transactions:

•

The recapitalization of the Company on November 30, 2003 whereby the Series B Preferred was exchanged for 564,819 shares of Series C Preferred which has, in general, 100 votes per share and, as part of this transaction, the Company’s issuance of 8,185,783 shares of Common Stock to Chelsey.

•

On July 8, 2004, Chelsey Finance, LLC, (“Chelsey Finance”), a Chelsey affiliate, provided us with a $20.0 million junior secured credit facility, of which the entire $20.0 million was borrowed by the Company (the “Chelsey Facility”). As part of this transaction, the Company issued to Chelsey 434,476 shares of Common Stock in payment of a waiver fee and Chelsey Finance received a 10-year warrant to purchase 30.0% of the fully diluted shares of Common Stock (then equal to 10,259,366 shares of Common Stock). The terms of the Chelsey Facility are described in greater detail in Note 7 to the consolidated financial statements in Part II.

•

On January 10, 2005, Chelsey purchased an aggregate of 3,799,735 shares of Common Stock from Basil Regan, Regan International Fund Ltd. and Regan Partners, L.P, constituting all of the Common Stock held by them. Basil Regan had previously resigned from the Board of Directors on July 30, 2004.

Chelsey has designated four of the seven members of the Company’s Board of Directors including its Chairman.

Direct Commerce

General. We are a leading specialty direct marketer with a diverse portfolio of home fashions, men’s and women’s apparel and gift products marketed via direct mail-order catalogs, websites and retail outlets (“direct commerce”). All of these categories utilize our centralized purchasing and inventory management functions and our common systems platform and our telemarketing, fulfillment, distribution and administrative functions. We mailed approximately 172 million, 180 million and 191 million catalogs for the fiscal years ended 2004, 2003 and 2002, respectively. Although the past three years indicate a downward trend in catalog circulation and sales revenues, we began to reverse this trend during the second half of 2004 when catalog circulation increased by 6% compared with the second half of 2003, and revenue trends began to rise due to several factors including improved customer service levels which were made possible by enhanced liquidity provided by the Chelsey Facility. The enhanced liquidity also allowed us to increase inventory levels and realize a stronger catalog performance.

Sales revenues generated by our websites continue to increase, both in dollar terms and as a percentage of our net revenues. Website sales comprised 32.0% of combined Internet and catalog net revenues for the year ended December 25, 2004 compared with 27.9% for the comparable period in 2003, and have increased by approximately $11.6 million, or 10.8%, to $118.7 million for the year ended December 25, 2004 from $107.1 million for the comparable period in 2003.

We continually review our portfolio of catalogs and websites. On March 14, 2005, we completed the sale of the Gump’s By Mail catalog and Gump’s retail store located in San Francisco, California to an unrelated third party in part because the Gump’s operations, which were based primarily on the retail operation, did not fit within the Company’s direct marketing core competency.

While our back-end/fulfillment functions are centralized, we operate merchandising, purchasing and catalog production separately for each of The Company Store/Company Kids, Domestications, Silhouettes and International Male/Undergear catalogs and websites. Previously, we operated The Company Store/Company Kids and Domestications as a single unit. During 2004, after a review of the management structure of the catalogs, we determined that we would better served by having separate management teams to guide each of the catalogs because of the diversity of the target customer base and sales volumes of the catalogs.

Each of our specialty catalogs targets its market by offering a focused assortment of merchandise designed to meet the needs and preferences of each catalog’s customers. Through market research and ongoing testing of new products and concepts, each catalog has its own merchandise strategy, including appropriate price points, mailing plans and presentation of its products. We are continuing our development of exclusive or private label products for a number of our catalogs to further differentiate the catalog’s identities.

Our catalogs range in size from approximately 48 to 108 pages with 9 to 27 editions per year depending on the seasonality and fashion content of the products offered. Each edition may be mailed several times each season with variations in format and content. The Company employs the services of outside creative agencies or has its own creative staff that is responsible for the designs, layout, copy, feel and theme of the catalogs. Generally, the initial sourcing of new merchandise for a catalog begins six to nine months before the catalog is mailed. The Company has created commerce-enabled websites for each of its catalogs. The websites offer all of a particular catalog’s merchandise and more extensive offerings than any single issue of a print catalog. Customers can request catalogs and place orders for not only website merchandise, but also from any print catalog already mailed.

The following is a description of our catalogs:

The Company Store is an upscale home fashions catalog focused on high quality products that we manufacture and other private label and branded home furnishings. Basic bedding lines produced at our LaCrosse, Wisconsin factory accounts for approximately 27% of The Company Store product in 2004.

Exclusive designs and vibrant colors, along with a unique and sophisticated catalog presentation, gives The Company Store a strong identity within its market. Even as The Company Store website continued to grow with an increasing percentage of its revenue coming through this channel, catalogs remained the biggest catalyst for driving website orders.

Company Kids is a catalog developed from a category offered in The Company Store catalogs and now accounts for approximately 17% of the total Company Store volume and has grown over the past three years to nine exclusive Company Kids mailings. The unique themes and full room views, gives the Company Kids customer the opportunity to purchase the “entire room” including bed, bedding, storage, wall hangings, lamps and rugs.

Creative design and varied color pallets for the complete bed ensemble are developed by The Company Store’s own design staff and sourced around the world. These exclusive designs and vibrant color pallets remain the signature identity for this quality oriented, better-priced catalog and position both The Company Store and Company Kids as strong competitors in the direct home textile market.

Domestications is “America’s Authority in Home Fashions®.” Celebrating our 20th anniversary in 2004, we continue to be the value minded customer’s top-of-mind choice when shopping for the latest in home furnishings. Domestications targets the mid-tier marketplace with its primary focus on bedding for every taste and lifestyle, featuring unique and novel ideas, hard to find problem solvers, and exclusive designs found nowhere else. We also offer a wide range of fashion and seasonal products for every other room of the house and even have great ideas for the backyard.

2004 was a turnaround year for Domestications as new management began to reposition the business to a more promotional strategy that focuses on new merchandising and creative marketing initiatives.

Silhouettes is a moderate-to-better priced fashion catalog dedicated to woman’s styles starting at size 12W. The catalog carries the current trends in fashion along with core classics, seasonal favorites and Silhouettes® exclusives. Silhouettes carries a full range of apparel from boots to bathing suits, sleepwear to swimwear, and everything in between.

Silhouettes core strengths include exclusive designs and manufacturing sourced around the world. Utilizing key manufacturing plants allows Silhouettes to control costs and ensure the quality of these designs, offering the customer a product of style and value.

The Silhouettes catalog and website create a virtual department store, carrying something for every 12W plus-sized woman. The catalog continues to be the primary driver for website orders. In each of the past four years Silhouettes® has enjoyed significant Internet sales growth. Improved on-site search capabilities and navigations have taken the tedium and frustration out of the search and have created a better virtual shopping experience, getting Silhouettes® closer to its goal of being the customer’s best friend.

International Male offers contemporary men’s fashions and accessories at reasonable prices. As we celebrate International Male’s 30th Anniversary, the Company has relocated the business to its headquarters in Weehawken, New Jersey and hired a new management team for the catalog, which is in the process of repositioning International Male to return it to its roots as a young men’s “lifestyle” fashion leader. This merchandising shift will be evident in catalogs commencing in the fourth quarter of 2005.

International Male carries a full line of apparel, from sportswear to swimwear, underwear, shoes and accessories, offering a merchandise mix that is both exciting and eclectic.

Undergear was launched in 1985 as a “handbook of men’s underwear” from around the world. It is a market leader in the men’s underwear catalog and Internet business.

Core strengths include the production of our many exclusive styles, interpreted by our merchandising team using key manufacturing sources, allowing us to control costs and ensure quality.

Over the years, the names International Male and Undergear have become synonymous with our merchandise - from top vendors to our signature collections - as well as our world-famous catalogs, sparking the imaginations of countless readers ever since their inception.

Gump’s By Mail and Gump’s are luxury sources for discerning customers of jewelry, gifts and home furnishings, and are market leaders in offering Asian inspired products. On March 14, 2005, we sold both the Gump’s By Mail catalog and the Gump’s San Francisco retail store to an unrelated third party.

Catalog Sales. Net sales, including delivery and service charges, through the Company’s catalogs were $252.3 million for the fiscal year ended December 25, 2004, a decrease of $24.6 million, or 8.9%, compared with the prior fiscal year. Overall circulation in fiscal year 2004 decreased by 4.2% primarily stemming from our decision to reduce circulation during the first half of the year due to liquidity issues facing the Company that constrained inventory levels and restricted catalog circulation. However, increased working capital provided by the Chelsey Facility starting in the third quarter allowed the Company to begin increasing its inventory levels and investing in catalog circulation to strengthen its customer files and grow its catalog business. These steps took hold during the second half of 2004 as catalog circulation increased by 6.0% compared with the second half of 2003, which resulted in an upward trend in revenues in the fourth quarter of 2004.

Internet Sales. The Internet continues to grow in importance as a source of new customers. Net sales, including delivery and service charges, through the Internet improved to $118.7 million for the fiscal year ended December 25, 2004, an increase of $11.6 million or 10.8%, over Internet sales in the prior fiscal year. For the year ended December 25, 2004, Internet sales had reached 32.0% of combined catalog and Internet net revenues. Customers can order catalogs and place orders for not only website merchandise but also for merchandise from any print catalog already mailed. The website for each catalog is prominently promoted within each catalog and on third-party websites.

During November 2002, Amazon.com began to offer Silhouettes, International Male and Undergear merchandise within Amazon.com’s Apparel & Accessories store under a multi-year strategic alliance between the Company and Amazon.com. During 2003, Company Kids, Domestications, The Company Store and Gump’s were also made available on Amazon.com. All orders resulting from this alliance are electronically transferred to and fulfilled by the Company. Amazon.com charges us a commission on orders placed through its website.

We utilize other on-line marketing opportunities by posting our catalog merchandise and accepting orders on third-party websites for which we are charged a commission. We also enter into affiliate marketing agreements with third-party website operators and pay for “click thrus” to our websites. In addition to the Amazon.com arrangements, we have entered into third party affiliate marketing agreements with ArtSelect.com, CatalogCity, Decorative Product Source, Google, MSN, NexTag, Overture, Shopping.com, Linkshare and GiftCertificates.com.

Scandia Down. Scandia Down manufactures luxury European down comforters, pillows and featherbeds from its LaCrosse, Wisconsin facility and distributes these products together with proprietary branded sheeting, towels and related accessories through its network of over 90 high end retailers in North and South America. Scandia Down’s core growth strategy is focused on expanding distribution in select markets with key retailers, expanding product lines and categories, and developing sales and marketing support programs for licensed retailers.

Divestitures.

Improvements. On June 29, 2001, we sold certain assets and liabilities of our Improvements business to HSN, a division of USA Networks, Inc.’s Interactive Group, for approximately $33.0 million. In conjunction with the sale, we agreed to provide telemarketing and fulfillment services for the Improvements business under a services agreement with a three year term that was later extended for an additional two years. To secure our performance, $3.0 million of the purchase price was held in escrow. A portion of the escrow was released in 2002 and the balance was released in 2003. The services agreement for Improvements, which originally expired on June 27, 2006, was extended until August 31, 2007.

Gump’s and Gump’s By Mail. On March 14, 2005, we sold all of the stock of Gump’s Corp. and Gump’s By Mail, Inc. (collectively, “Gump’s”) to Gump’s Holdings, LLC, an unrelated third party (“Purchaser”) for $8.9 million, including a $0.4 million purchase price adjustment pursuant to the terms of a February 11, 2005 Stock Purchase Agreement. The Company recognized a gain of approximately $3.6 million in its quarter ended March 26, 2005. Chelsey, as the holder of all of the Series C Preferred, consented to the application of the sales proceeds to reduce the outstanding balance of the senior secured credit facility (“Wachovia Facility”) provided by Wachovia National Bank, as successor by a merger with Congress Financial Corporation (“Wachovia”), in lieu of using the available proceeds to redeem the Series C Preferred (the number of shares to be redeemed would have been based on the available sales proceeds and the then current redemption price per share of the Series C Preferred). This waiver provided us with additional credit resources under the Wachovia Facility. Chelsey expressly retained its right to require redemption of approximately $6.9 million (the Gump’s sales proceeds available for redemption) of the Series C Preferred subject to Wachovia’s approval.

After the sale, we continue as the guarantor of one of the two leases for the San Francisco building where the store is located (we were released from liability on the other lease). The Purchaser is required to use its commercially reasonable efforts to secure the Company’s release from the guarantee within a year of the closing. If the Purchaser cannot secure our release within a year of the closing, an affiliate of the Purchaser will either (i) transfer a percentage interest in its business so that we will own, indirectly, 5.0% interest of the Purchaser’s common stock, or (ii) provide us with a $2.5 million stand-by letter of credit or other form of compensation acceptable to the Company to reimburse us for any liabilities we incur under the guarantee until we are released from the guarantee or the lease is terminated.

We entered into a Direct Marketing Services Agreement with the Purchaser to provide telemarketing and fulfillment services for the Gump’s catalog and direct marketing businesses for eighteen months. We have the option to extend the term for an additional eighteen months.

Membership Services

Vertrue. In March 2001, we entered into a five-year marketing services agreement with MemberWorks,

Incorporated (now known as “Vertrue”) under which our catalogs market and offer a variety of Vertrue membership programs to our catalog customers when they call to place an order. Vertrue membership programs offer members discounts on a wide variety of goods and services. Vertrue has the exclusive rights to the first up-sell position on all merchandise order calls made to our call centers, after any cross-sells that the catalogs may make for their own primary (or catalog-based) products. Initially, prospective members participate in a thirty-day trial period that, unless canceled, is automatically converted into a full membership term, which is one year in duration. Memberships are automatically renewed at the end of each year unless canceled by the member. Vertrue pays us commissions that vary based on the actual number of offers and sales made and whether the membership is an initial sale or a renewal. In 2004, we began offering Vertrue programs on our websites. The Vertrue programs are offered to customers when a customer reaches the order confirmation page after placing an order.

The Vertrue agreement expires in March 2006 and we are evaluating proposals from membership program providers to market membership programs to our customers after the Vertrue agreement expires. We expect the terms of any new membership marketing agreement to be no less favorable than those under the current agreement with Vertrue.

We also received commission revenue related to our solicitation of the Magazine Direct subscription program until the program was discontinued in May 2003. We were paid commissions based on a per-solicitation basis according to the number of solicitations made, with additional revenue recognized if the customer accepted the solicitation.

Buyers’ Club. Customers may purchase memberships in a number of our catalogs’ Buyers’ Club programs for an annual fee. The Buyers’ Clubs offer members merchandise discounts or free delivery and service charge, advance notice of sales and other benefits. We use Buyers’ Club programs to promote catalog loyalty, repeat business and to increase sales.

In the past, certain of the Buyers’ Club programs contained a guarantee whereby the customer would receive discounts or savings, at least equal to the cost of his or her membership or we would refund the difference with a merchandise credit at the end of the membership period. This guarantee was offered during the following periods: Silhouettes from July 1998 through March 2004; Domestications from April 2002 through March 2004; and Men’s Apparel from April 2003 through March 2004. We do not offer the guarantee currently.

In the first quarter of 2004, former management identified a potential issue with the accounting treatment for Buyers’ Club memberships that contained a guarantee related to discount obligations. At that time, an inappropriate conclusion regarding the accounting treatment was reached and during the third quarter of 2004, the issue was re-evaluated and we determined that an error in the accounting treatment had occurred. The cumulative impact of the error for which the Company restated resulted in the overstatement of revenues and the omission of the liability related to the guarantee of these discount obligations that aggregated $2.4 million as of June 26, 2004 (the end of the second quarter of 2004). The Company has developed a plan to satisfy its obligation to those Buyers’ Club members entitled to benefits as a result of the guarantee which will be implemented by the end of the first quarter of 2006. As reflected in the Restatement, for memberships purchased during those periods when the Buyers’ Club memberships contained a guarantee, revenue net of actual cancellations is recognized on a monthly basis over the membership period, commencing after the thirty-day cancellation period, with the revenue recognized equal to the lesser of the cumulative amount determined using the straight-line method or the actual benefit received by each customer as of the end of each period. At the end of the membership period, a liability equal to the residual guarantee is recorded on the Company’s Consolidated Balance Sheets.

For Buyers’ Club memberships that did not contain a guarantee, we recognize revenue net of actual cancellations on a monthly basis commencing after the thirty-day cancellation period, over the membership period using the straight-line method.

Collectively, we reported revenues from membership services of $10.3 million, or 2.5% of net revenues, $9.3 million or 2.2% of net revenues, and $10.3 million or 2.2% of net revenues for fiscal years 2004, 2003 and 2002, respectively. We continue to consider opportunities to offer new and different goods and services to our customers on inbound order calls and on our websites.

Marketing and Database Management. We maintain a proprietary customer list currently containing approximately 5.6 million names of customers who have purchased from one of our catalogs or websites within the past thirty-six months (including 0.2 million names relating to Gump’s By Mail). Approximately 2.2 million of the names on the list represent customers who have made purchases from at least one of our catalogs within the last twelve months (including 0.1 million names relating to Gump’s By Mail). We also maintain a proprietary list of e-mail addresses totaling approximately 2.8 million addresses (including 0.2 million addresses relating to Gump’s By Mail). We consider our customer lists one of our most valuable assets.

We utilize modeling and segmentation analysis to devise catalog marketing and circulation strategies that are intended to maximize customer contribution by catalog. This analysis is the basis used by our catalogs to determine which of our catalogs will be mailed and how frequently to a particular customer, as well as the promotional incentive content of the catalog(s) that a customer receives.

We utilize name lists rented from other mailers and compilers as a primary source of new customers for our catalogs. Many of our catalogs participate in a consortium database of catalog buyers whereby new customers are obtained by the periodic submission of desired customer buying behavior and interests to the consortium and the subsequent rental of non-duplicative names from the consortium. Other sources of new customers include traditional print space advertisements and promotional inserts in outbound merchandise packages.

On the Internet, our main sources of new customers are from our catalogs, through affiliate marketing arrangements, search engines, and a variety of contractual Internet affiliate marketing arrangements.

Purchasing. Our large sales volume permits us to achieve a variety of purchasing efficiencies, including the ability to obtain prices and terms that are more favorable than those available to smaller companies or than would be available to our individual catalogs were they to operate independently. We use major goods and services that are purchased or leased from selected suppliers by our central buying staff. These goods and services include paper, catalog printing and printing related services such as order forms and color separations, communication systems including telephone time and switching devices, packaging materials, expedited delivery services, computers and associated network software and hardware.

We contract for our telemarketing phone service costs (both inbound and outbound calls) under multi-year agreements. In February 2004, we entered into a twenty-six month call center service agreement with AT&T Corp. that includes a one year renewal option at our election. We are required to pay AT&T a minimum of at least $1.0 million for each of the two twelve-month periods following an initial transitional ramp-up period. To date and because of our call volume, our payments have exceeded the minimum $1.0 million threshold for the first two twelve-month periods. The commitment is subject to a reduction based on certain events including but not limited to business downturn, corporate divestiture, or significant restructuring.

We generally enter into annual arrangements for paper and printing services with a limited number of suppliers. These arrangements permit periodic price increases or decreases based on prevailing market conditions, changes in supplier costs and continuous productivity improvements. For 2004, paper costs approximated 5.0% of the Company’s net revenues. The Company experienced 3.0% to 5.0% increases in paper prices during 2004 and further increases in paper prices in 2005 due to tight market conditions. The Company normally experiences increased costs of sales and operating expenses as a result of the general rate of inflation and commodity price fluctuations. Operating margins are generally maintained through internal cost reductions and operating efficiencies, and then through selective price increases where market conditions permit.

Inventory Management. Our inventory management strategy is designed to maintain inventory levels that provide optimum in-stock positions while maximizing inventory turnover rates and minimizing the amount of unsold merchandise at the end of each season. We manage inventory levels by monitoring sales and fashion trends, making purchasing adjustments as necessary and by promotional sales. Additionally, we sell excess inventory through special sale catalogs, sales/liquidation postings in catalog websites, e-auctions, our outlet stores, off-price merchants and jobbers.

We acquire products for resale in our catalogs from numerous domestic and foreign vendors. Over recent years, the Company has trended more towards obtaining goods from foreign as opposed to domestic vendors. No single third party source supplied more than 10.0% of our products in 2004. Our vendors are selected based on their ability to reliably meet our production and quality requirements, as well as their financial strength and willingness to meet our needs on an ongoing basis.

At the end of fiscal 2004, we had received approximately $4.7 million in combined catalog and Internet orders that had not been shipped and were not included in the net revenues of the Company. This amount was a decrease of $1.0 million compared with the approximately $5.7 million of unshipped orders existing at the end of fiscal 2003. These amounts consisted mainly of backorders, orders awaiting credit card authorization, open dropship orders and orders physically in the warehouse awaiting shipment to customers. The Company fulfilled substantially all of these orders within the first ninety days of 2005.

Because we import a large portion of our merchandise, we have, in the past, been subject to delays in merchandise availability and shipments due to customs, quotas, duties, inspections and other governmental regulation of international trade. We continue to monitor development in this area in an effort to minimize delays in international merchandise shipments that adversely impact our business.

Telemarketing and Distribution. During 2004, we received approximately 58.0% of our orders through our toll-free telephone service as compared with 62.0% in 2003. As the migration to the Internet continues to increase, we expect to see the trend of decreased percentages of toll-free telephone orders continue. Customers can access our call centers seven days per week, twenty-four hours per day. In addition, we answered more than 5.5 million customer service/order calls and processed and shipped 6.2 million packages to customers during 2004 (including our third party Business-to-Business processing).

We mail our catalogs through the United States Postal Service (“USPS”) utilizing pre-sort, bulk mail and other discounts. We ship most of our packages through the USPS (93.0%). Overall, catalog mailing and package-shipping costs approximated 19.2% of our net revenues in 2004 as compared with 19.6% in 2003. There were no USPS rate increases during 2004 though one is scheduled for 2006. We also utilize United Parcel Service (1.0%) and other delivery services, including Federal Express (6.0%). In January 2004 and 2005, United Parcel Service increased its rates by 2.9% for each year. The increase did not have a material adverse effect on our 2004 results of operations and we did not experience a material adverse effect in 2005. We examine alternative shipping services with competitive rate structures from time to time.

Order Processing and Product Fulfillment

Telemarketing. The Company operates telemarketing facilities in Hanover, Pennsylvania, York, Pennsylvania and LaCrosse, Wisconsin. Our telemarketing facilities utilize state-of-the-art telephone switching equipment that enables us to route calls between telemarketing centers, balancing loads and providing prompt customer service.

We train our telemarketing service representatives to be courteous, efficient and knowledgeable about our products and those of our third party customers. Telemarketing service representatives generally receive forty hours of training in selling products, services, systems and communication skills through simulated as well as actual phone calls. A substantial portion of the evaluation of telemarketing service representatives’ performance is based on how well the representative meets customer service standards. While primarily trained with product knowledge to serve customers of one or more specific catalogs, telemarketing service representatives also receive cross training that enables them to take overflow calls from other catalogs. We utilize customer surveys as an important measure of customer satisfaction.

Distribution. We currently operate a distribution center in Roanoke, Virginia and until June 2005, operated a smaller distribution center and storage facility in LaCrosse, Wisconsin. The distribution centers handled merchandise distribution for our catalogs and websites as well as select third party clients. On June 30, 2004 we announced our plan to consolidate the operations of the LaCrosse, Wisconsin fulfillment center and storage facility into the Roanoke, Virginia fulfillment center by June 30, 2005. The LaCrosse fulfillment center and the storage facility were closed in June 2005 and August 2005, upon the expiration of their respective leases. These facilities were consolidated because of excess capacity at the Roanoke, Virginia fulfillment center, space constraints at the LaCrosse facilities and to realize the enhanced efficiencies afforded by our state-of-the-art Roanoke facility. Since the consolidation of our fulfillment centers, our Roanoke fulfillment center has experienced lower productivity that has negatively impacted fulfillment costs and the Company’s overall performance. We took a charge of $0.7 million in 2004 because of staff reductions at the LaCrosse facility and the costs of relocating inventory to Roanoke. In addition, the Company leases a 302,900 square foot warehouse and fulfillment facility located in Salem, Virginia for additional storage for the Roanoke distribution center. The lease originally commenced on March 28, 2005 and was amended in June 2005 and again in September 2005 to increase the initial 91,000 square feet of leased space to the current 302,900 square feet. The lease expires on September 30, 2006 except for the portion that pertains to the additional 90,900 square feet added in September 2005 which is on a month-to-month basis. See “Properties.”

Management Information Systems. All of our catalogs are part of our integrated mail order and catalog system operating on mid-range computer systems. Additionally, our fulfillment centers are part of our warehouse management system. These systems have been designed to meet our requirements as a high volume publisher of multiple catalogs and provider of back-end fulfillment services. We continue to devote resources to improving our systems.

Our software system is an on-line, real-time system, which is used in managing all phases of our operations and includes order processing, fulfillment, inventory management, list management and reporting. The software provides us with a flexible system that offers data manipulation and in-depth reporting capabilities. The management information systems are designed to permit us to achieve efficiencies in the way our financial, merchandising, inventory, telemarketing, fulfillment and accounting functions are performed.

Business-to-Business Services. In 1998 we began offering product fulfillment services to other direct marketers. We later expanded our service offerings to include e-commerce solutions. Currently we do not actively market these services, however, we do provide them to the purchasers of Improvements and Gump’s By Mail as part of those purchase transactions and to select other direct marketers, including National Geographic. While the primary mission of our order processing and product fulfillment services is to support our catalogs, our third party services business allows us to productively leverage our expertise and utilize our excess infrastructure capacity thereby defraying a portion of our fixed expenses. Revenues recorded from the Company’s B-to-B services were $20.8 million, or 5.2% of net revenues, $20.0 million, or 4.8% of net revenues, and $20.1 million, or 4.4% of net revenues, for 2004, 2003 and 2002, respectively.

Credit Management

On February 22, 2005, and as amended by Amendment Number One on March 30, 2005, we entered into a seven year co-brand and private label credit card agreement with World Financial Network National Bank (“WFNNB”) under which WFNNB will issue private label and co-brand (Visa and MasterCard) credit cards to our catalog customers. We began a phased roll out of our private label credit card program in April 2005 across our catalogs offering pre-approved credit to our core customers. In general the program extends credit to our customers at no credit risk to the Company. WFNNB provides a marketing fund to support our promotion of the program.

Financing

Our business is dependent on having adequate financial resources to fund our operations, catalog circulation and maintain appropriate inventory levels to meet customer demands. In the past, the Company has experienced periods of constrained liquidity, which has adversely affected our financial performance. Our results for the second half of 2004 were positively impacted by the increased liquidity provided by the closing on July 8, 2004 of the new $20.0 million Chelsey Facility and the concurrent amendment of the terms of the Wachovia Facility, which increased our capital availability under that facility. This increased liquidity enabled us to restore inventory to adequate levels for the second half of 2004, which resulted in substantial declines in backorder levels and higher initial customer order fill rates, reversing the trend experienced during the first six months of 2004. The improved inventory levels also increased our borrowing availability under the Wachovia Facility and alleviated constraints on vendor credit that we had previously experienced.

As described more fully in Note 7, Debt to the consolidated financial statements contained in Part II, we have two credit facilities: the Wachovia Facility and the $20.0 million Chelsey Facility provided by Chelsey Finance. The Wachovia Facility includes a revolving credit facility with a maximum loan amount of $34.5 million and a $5.0 million term loan. The Wachovia Facility expires on July 8, 2007 and bears interest at 0.5% over the Wachovia prime rate. The interest rate on December 25, 2004 was 5.5%.

The Chelsey Facility is a $20.0 million junior secured credit facility and has a three-year term. At December 25, 2004, the amount recorded as debt relating to the Chelsey Facility on the Consolidated Balance Sheet is $8.2 million, net of the remaining, un-accreted debt discount of $11.8 million. The Chelsey Facility bears interest at 5.0% over the Wachovia prime rate. The stated interest rate on December 25, 2004 was 10.0%. The annual effective interest rate of this debt instrument is approximately 62.7%, inclusive of the accretion of the debt discount arising from the issuance of common stock warrants to Chelsey Finance in connection with the Chelsey Facility. See Note 7 to the consolidated financial statements for more information regarding the Chelsey Facility and the common stock warrant . We used approximately $4.9 million of the proceeds of the Chelsey Facility to retire a term loan under the Wachovia Facility that bore interest at a 13.0% rate. As a result of this prepayment and the concurrent amendment of the Wachovia Facility, Wachovia provided us with an additional $10.0 million of availability on the Wachovia Facility. There is no additional availability on the Chelsey Facility.

Total recorded borrowings as of December 25, 2004, including financing under capital lease obligations, aggregated $27.9 million, of which $11.2 million is classified as long term, excluding the Series C Preferred of $72.7 million, as reflected on the Company’s Consolidated Balance Sheet, and the remaining, un-accreted debt discount on the Chelsey Facility of $11.8 million. Remaining availability under the Wachovia Facility as of December 25, 2004 was $14.0 million. We believe that we have adequate capital resources to continue to operate our business for at least the next twelve months.

Preferred Stock

Chelsey holds all 564,819 outstanding shares of Series C Preferred, the only series of preferred stock currently outstanding. Chelsey acquired the Series C Preferred by first acquiring all of the Series B Participating Preferred Stock (“Series B Preferred”) and Common Stock held by Richemont on May 19, 2003. Prior to the Chelsey acquisition, Richemont was the Company’s second largest single stockholder. The transaction with Richemont, the recapitalization in which the Company exchanged the Series B Preferred for the Series C Preferred and the terms of the Series C Preferred are summarized in greater detail in Note 8, Preferred Stock to the Financial Statements contained in Part II.

In general, the Series C Preferred holders are entitled to one hundred votes per share on any matter on which the Common Stock votes. If the Company liquidates, dissolves or is wound up, the holders of the Series C Preferred are entitled to a liquidation preference of $100 per share, or an aggregate of approximately $56.5 million based on the shares of Series C Preferred currently owned by Chelsey, plus all accrued and unpaid dividends on the Series C Preferred. As described further below, commencing January 1, 2006, dividends will be payable quarterly on the Series C Preferred at the rate of 6.0% per annum, but such dividends may be accrued at the Company’s option. Effective October 1, 2008 and assuming the Company has elected to accrue all dividends from January 1, 2006 through such date, the maximum aggregate amount of the liquidation preference plus accrued and unpaid dividends on the Series C Preferred will be approximately $72.7 million.

Commencing January 1, 2006, dividends will be payable quarterly on the Series C Preferred at the rate of 6.0% per annum, with the preferred dividend rate increasing by 1 1/2% per annum on each anniversary of the dividend commencement date until redeemed. At the Company’s option, in lieu of paying cash dividends, the Company may accrue dividends that will compound at a rate 1.0% higher than the applicable cash dividend rate. The Series C Preferred is mandatorily redeemable on January 1, 2009. The Company is also obligated to redeem the maximum number of shares of Series C Preferred as possible with the net proceeds of certain asset and equity sales not required to be used to repay the Wachovia Facility. The proceeds from the sale of Gump’s would have required redemption of some of the Series C Preferred. At the Company’s request, Chelsey agreed to permit the Company to apply the Gump’s sales proceeds to reduce the revolving credit facility under the Wachovia Facility. Chelsey expressly retained its right to require redemption of approximately $6.9 million (the Gump’s sales proceeds available for redemption) of the Series C Preferred subject to Wachovia’s approval.

Employees

As of December 25, 2004, we employed approximately 1,800 full-time employees and approximately 400 part-time employees. The number of part-time employees at December 25, 2004 reflects a temporary increase in headcount necessary to fill the increase in orders during the holiday season. Approximately 164 employees employed by one of our subsidiaries are represented by The Union of Needletrades, Industrial and Textile Employees (UNITE!). We entered into a new union agreement in March 2003 that expires on February 26, 2006. The Company and the union are currently negotiating a new agreement.  While the Company believes that a new union agreement can be reached on terms mutually acceptable to the Company and the union, there can be no assurances that such an agreement can be reached before the current agreement expires.

We believe our relations with our employees are good.

During the fiscal year ended December 25, 2004, we eliminated a total of approximately 200 full-time equivalent positions, including approximately eight positions at or above the level of director, which included open positions that were eliminated. All separations were made in accordance with normal pay practices, excluding those individuals who were terminated under a compensation continuation agreement, which provided for payment in the form of a lump sum.

Seasonality

Our business is subject to moderate variations in demand. Historically, a larger portion of our revenues have been realized during the fourth quarter compared to each of the first three quarters of the year. The percentage of annual revenues for the first, second, third and fourth quarters recognized by the Company were as follows: 2004 — 22.4%, 24.0%, 23.4% and 30.2%; 2003 — 23.5%, 25.4%, 23.4% and 27.7%; and 2002 — 22.8%, 24.5%, 23.3% and 29.4%.

Competition

We believe that the principal bases upon which we compete in our direct commerce business are quality, value, service, proprietary product offerings, catalog design, website design, convenience, speed and efficiency. Our catalogs compete with other mail order catalogs, both specialty and general catalogs and bricks and mortar stores. Competitors in each of our catalog specialty areas of home fashions, women’s apparel, and men’s apparel include Linen Source, Pottery Barn and BrylaneHome in the home fashions, Lane Bryant, Roaman’s, Jessica London and Spiegel in the women’s apparel category and J. Crew, Blair and Bachrach, in the men’s apparel category. Our catalogs also compete with bricks and mortar department stores, specialty stores and discount stores including JC Penney, Wal-Mart, Target, Bed, Bath & Beyond, Bloomingdale’s and Pottery Barn. Many of our competitors have substantially greater financial, distribution and marketing resources than we do.

We maintain an active e-commerce enabled Internet website presence for all of our catalogs. A substantial number of each of our catalogs’ competitors maintain active e-commerce enabled Internet website presences as well. A number of these competitors have substantially greater financial, distribution and marketing resources than we do. In addition, we have entered into third party website affiliate marketing arrangements, including one with Amazon.com, as described above under “Direct Commerce — Internet Sales.” We believe the Internet and online commerce will continue to be an ever increasing portion of our business and we plan to continue to explore additional marketing opportunities in this medium.

Trademarks

Each of our catalogs has its own federally registered trademarks that are owned directly by the catalog company subsidiaries. These subsidiaries also own numerous trademarks, copyrights and service marks on logos, products and catalog offerings. We have also protected various trademarks internationally. We believe our trademarks, copyrights, service marks and other intellectual property are valuable assets and we continue to vigorously protect these marks.

Government Regulation

The Company is subject to Federal Trade Commission regulations governing its advertising and trade practices, Consumer Product Safety Commission regulations governing the safety of the products it sells and other regulations relating to the sale of merchandise to its customers. We are also subject to the Department of Treasury — Customs regulations with respect to any goods we directly import.

The imposition of a sales and use tax collection obligation on out-of-state catalog companies in states to which they ship products was the subject of a case decided in 1994 by the United States Supreme Court. While the Court reaffirmed an earlier decision that allowed direct marketers to make sales into states where they do not have a physical presence without collecting sales taxes with respect to such sales, the Court further noted that Congress has the power to change this law. We believe that we collect sales tax in all jurisdictions where we are currently required to do so.

Listing Information

The Common Stock was listed on the AMEX. Because of the Restatement, we could not file our Form 10-Q for the fiscal quarter ended September 25, 2004, a condition of continued AMEX listing. Trading in our Common Stock on the AMEX was halted on November 16, 2004, formally suspended on February 2, 2005 and delisted effective February 16, 2005. Current trading information about the Common Stock can be obtained from the Pink Sheets (www.pinksheets.com) under the trading symbol HNVD.PK.

Website Access to Information

Our corporate Internet address is www.hanoverdirect.com. Our catalogs operate the following websites:

•	www.thecompanystore.com
•	www.companykids.com
•	www.domestications.com
•	www.silhouettes.com
•	www.internationalmale.com
•	www.undergear.com

The website for Keystone Internet Services, LLC (“Keystone”) which provides business to business services is www.keystoneinternet.com and Scandia Down’s is www.scandiadown.com.

We make available free of charge on or through our corporate website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports and press releases as soon as reasonably practicable after these filings are electronically filed with or furnished to the Securities and Exchange Commission or in the case of press releases, released to the wire services. We will continue to provide electronic or paper copies of our filings free of charge upon request.

Item 1A. Risk Factors

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

We had a history of losses prior to the 2004 fiscal year. As of December 25, 2004, our accumulated deficit was $498.6 million. We may not be able to sustain or increase profitability on an annual basis in the future. If we are unable to maintain and increase profitability our financial condition could be adversely affected.

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

Our catalogs are in a highly competitive markets. Many of our competitors are considerably larger and have substantially greater financial, marketing and other resources, and we can provide no assurance that we will be able to compete successfully with them in the future.

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

In light of these risks and uncertainties and others not mentioned above, the forward-looking statements contained in this Annual Report may not occur. Accordingly, readers should not place undue reliance on these forward-looking statements, which only reflect the views of the Company management as of the date of this report. The Company is not under any obligation and does not intend to publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized.

Item 2. Properties

The Company’s subsidiaries own and operate the following properties:

•	A 775,000 square foot warehouse and fulfillment facility located in Roanoke, Virginia;

•	A 48,000 square foot administrative and telemarketing facility located in LaCrosse, Wisconsin; and
•

A 150,000 square foot home fashion manufacturing facility located in LaCrosse, Wisconsin used to manufacture comforters, pillows and featherbeds for sale under “The Company Store” and “Scandia Down” names.

Each of these properties is subject to a mortgage in favor of Wachovia and a second mortgage in favor of Chelsey Finance.

In addition, the Company or its subsidiaries lease the following properties:

•

An 85,000 square foot corporate headquarters and administrative offices located in Weehawken, New Jersey. On February 12, 2005, we entered into a 10-year lease extension and modification, effective June 2005, for 50,000 square feet of the 85,000 square feet that was previously leased. All catalog operations are based in the Weehawken facility as of the end of May 2005. In addition, we leased approximately 5,000 square feet in a storage facility in Jersey City, New Jersey, under a lease that expired in May 2005. We did not renew this lease, however we did secure a new lease expiring May 31, 2010, for a 6,900 square foot storage facility in Secaucus, New Jersey.

•

A 28,700 square foot office formerly used for corporate headquarters, administration and Silhouettes operations located in Edgewater, New Jersey under a lease that expired in May 2005. The Company has vacated this facility and has consolidated these functions into the Weehawken facility.

•

Five properties used as outlet stores located in Pennsylvania and Wisconsin having approximately 49,200 square feet of space in the aggregate, with leases running through February 2007. The Company decided to close and not renew the leases of three of these stores. Two of these closures were located in Wisconsin and were vacated by July 31, 2005. The remaining location is located in Pennsylvania and will be vacated no later than February 28, 2006.

•

A 65,100 square foot retail and office facility which includes the Gump’s retail store in San Francisco, California under two leases that expire in April 2010, of which approximately 37,800 square feet was occupied by the Company and the remaining 27,300 square feet are subleased. On March 14, 2005, the Company sold its Gump’s retail store operation. After the sale, the Company continued as the guarantor of one of the two leases. The Purchaser is required to use its commercially reasonable efforts to secure the Company’s release from the guarantee within a year of the closing.

•

A 151,000 square foot warehouse and fulfillment facility located in LaCrosse, Wisconsin under a lease that expired in June 2005. The Company also leased a 34,000 square foot facility, located in LaCrosse, Wisconsin that was used for storage under a lease extension that expired in August 2005. As part of the consolidation of the distribution function to the Roanoke facility, the Company vacated these facilities upon their lease expirations.

•	A 117,900 square foot telemarketing, customer service and administrative facility located in Hanover, Pennsylvania, under a lease extension expiring on June 30, 2006.
•	An 11,000 square foot satellite telemarketing facility in York, Pennsylvania under a lease expiring July 31, 2006.
•

A 30,000 square foot administrative facility in San Diego, California for the men’s apparel business under a lease that expired February 28, 2005. At the end of the lease, the Company vacated this space in conjunction with the relocation of the men’s apparel business to the Weehawken facility.

•

A 302,900 square foot warehouse and fulfillment facility located in Salem, Virginia for additional storage for the Roanoke distribution center under a lease commencing March 28, 2005. The lease was initially for 91,000 square feet and was amended in June 2005 and September 2005 to increase the leased space to the current 302,900 square feet. The lease expires on September 30, 2006 except for a portion that pertains to an additional 90,900 square feet added in September 2005 which is on a month-to-month basis.

•	A 5,100 square foot retail outlet store facility in Roanoke, Virginia under a lease expiring in February 2009.

Item 3. Legal Proceedings

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

As of December 25, 2004, the Company had accrued $4.5 million related to this matter. This accrual remained on the Company’s Consolidated Balance Sheet until the third fiscal quarter of 2005 when Kaul’s rights to pursue this claim expired.

SEC Informal Inquiry:

See Note 18 to the consolidated financial statements for a discussion of the informal inquiry being conducted by the SEC relating to the Company’s financial results and financial reporting since 1998.

Class Action Lawsuits:

The Company was a party to four class action/ representative lawsuits that all involved allegations that the Company’s charges for insurance were invalid, unfair, deceptive and/or fraudulent. As described in greater detail below, the Company has resolved all of these class action lawsuits.

Jacq Wilson v. Brawn of California, Inc. , Case No. CGC-02-404454 (Supp. Ct. San Francisco, CA 2002) (“Wilson Case”). On February 13, 2002, Jacq Wilson, suing on behalf of himself and other similarly situated persons, filed a representative suit in the Superior Court of the State of California, City and County of San Francisco, against the Company alleging that the Company charged an unlawful, unfair, and fraudulent insurance fee on orders, was engaged in untrue, deceptive and misleading advertising and unfair competition under the state’s Business and Professions Code. The plaintiffs sought relief including restitution and disgorgement of all monies wrongfully collected by defendants, including interest, an order enjoining defendants from imposing insurance on its order forms, and compensatory damages, attorneys’ fees, pre-judgment interest and costs of the suit. In November, 2003, the Court, after a trial the previous April, entered judgment for the plaintiffs, requiring defendants to refund insurance charges collected from consumers for the period from February 13, 1998 through January 15, 2003, with interest. In April, 2004, the Court awarded plaintiff’s counsel approximately $445,000 of attorneys’ fees.

The Company appealed the Court’s decision and the order to pay attorneys’ fees, which appeals were consolidated. Enforcement of the judgment for insurance fees and the award of attorneys’ fees was stayed pending resolution of the appeal. On September 2, 2005 the California Court of Appeals reversed both the Court’s findings on the merits and its award of attorneys’ fees and awarded the Company its cost on the appeal.

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

The Company established a $0.5 million reserve during the third quarter of 2004 for the class action lawsuits described above for settlements and the Company’s current estimate of future legal fees to be incurred. The balance of the reserve as of December 25, 2004 remained at $0.5 million.

Claims for Post-Employment Benefits

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Common Stock was delisted from the AMEX effective February 16, 2005 as a result of the Company’s inability to timely file its periodic SEC reports and its failure to comply with the AMEX’s continued listing standards. Current trading information about our Common Stock can be obtained from the Pink Sheets under the trading symbol “HNVD.PK.”

The following table sets forth, for the periods shown, the high and low sale prices of our Common Stock (as adjusted for the reverse stock split). As of February 21, 2006, we had 22,426,296 shares of Common Stock outstanding. Of these, 15,380,413 shares were held directly or indirectly by Chelsey and its affiliates. As a result, 7,045,883 shares of Common Stock were held by other public shareholders. There were approximately 540 holders of record of Common Stock as of January 24, 2006.

	High	Low
Fiscal 2004
First Quarter (Dec. 28, 2003 to March 27, 2004)	$ 3.00	$ 2.00
Second Quarter (March 28, 2004 to June 26, 2004)	$ 2.50	$ 1.30
Third Quarter (June 27, 2004 to Sept. 25, 2004)	$ 1.80	$ 1.20
Fourth Quarter (Sept. 26, 2004 to Dec. 25, 2004)	$ 1.59	$ 1.26

Fiscal 2003
First Quarter (Dec. 29, 2002 to March 29, 2003)	$ 2.70	$ 1.90
Second Quarter (March 30, 2003 to June 28, 2003)	$ 2.80	$ 1.80
Third Quarter (June 29, 2003 to Sept. 27, 2003)	$ 2.90	$ 2.20
Fourth Quarter (Sept. 28, 2003 to Dec. 27, 2003)	$ 3.00	$ 2.00

The Company is restricted from paying dividends on its Common Stock or from acquiring its Common Stock by certain debt covenants contained in the loan agreements for the Wachovia Facility and the Chelsey Facility. See Note 7 to the Notes to the consolidated financial statements for additional information regarding the certain debt covenants and loan agreements.

Reverse Stock Split. At our 2004 Annual Meeting of Shareholders held on August 12, 2004, our shareholders approved a one-for-ten reverse stock split of the Common Stock, which became effective at the close of business on September 22, 2004. In this Annual Report on Form 10-K, the number of shares of Common Stock outstanding, per share amounts, stock warrants, stock option and exercise price data relating to the Company’s Common Stock, for periods prior to the reverse stock split, have been restated to reflect the effect of the reverse stock split.

Amendments to the Company’s Certificate of Incorporation. On September 22, 2004, we filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (1) reducing the par value of the Common Stock from $0.66-2/3 to $0.01 per share and reclassifying the outstanding shares of Common Stock into such lower par value shares; (2) increasing the number of authorized shares of additional Preferred Stock from 5,000,000 shares to 15,000,000 shares and making a corresponding change to the aggregate number of authorized shares of all classes of preferred stock; and (3) after giving effect to the reverse stock split, increasing the authorized number of shares of Common Stock from 30,000,000 shares to 50,000,000 shares and making a corresponding change to the aggregate number of authorized shares of all classes of common stock.

Equity Compensation Plan Information Table

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of December 25, 2004:

	(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))

Equity compensation plans approved by security holders	1,048,883	$ 6.23	1,871,117
Equity compensation plans not approved by security holders	270,000	2.50	270,000

Total	1,318,883	$ 5.47	2,141,117

Item 6. Selected Financial Data

The following table presents selected financial data for each of the fiscal years indicated:

	2004	2003	2002	2001	2000
		As Restated	As Restated	As Restated	As Restated

	(In thousands of dollars, except per share data )
Income Statement Data:
Net revenues	$ 403,160	$ 414,283	$ 456,990	$ 533,630	$ 606,430
Special charges	1,536	1,308	4,398	11,277	19,126
Income (loss) from operations	10,742	1,445	(2,211)	(24,926)	(69,686)
Gain on sale of Improvements	--	(1,911)	(570)	(23,240)	--
Gain on sale of Kindig Lane Property	--	--	--	(1,529)	--
Income (loss) before interest and income taxes	10,742	3,356	(1,641)	(157)	(69,686)
Interest expense, net	5,567	12,088	5,477	6,529	10,083
Provision for income taxes	174	11,328	3,791	120	165
Net income (loss)	5,001	(20,060)	(10,909)	(6,806)	(79,934)
Preferred stock dividends and accretion	--	7,922	15,556	10,745	4,015
Net income (loss) applicable to common stockholders	$ 4,877	$ (27,982)	$ (26,465)	$ (17,551)	$ (83,949)

Net Income (Loss) Per Common Share:
Basic	$ 0.22	$ (1.94)	$ (1.91)	$ (0.83)	$ (3.94)

Diluted	$ 0.18	$ (1.94)	$ (1.91)	$ (0.83)	$ (3.94)

Weighted Average Number of Shares
Outstanding (in thousands):
Basic	22,220	14,439	13,828	21,054	21,325

Diluted	27,015	14,439	13,828	21,054	21,325

	2004	2003	2002	2001	2000
		As Restated	As Restated	As Restated	As Restated

	(In thousands of dollars)
Balance Sheet Data (End of Period):
Working capital (deficit)	$ 10,622	$ (10,399)	$ (6,200)	$ 658	$ (5,138)
Total assets	130,499	116,547	145,274	161,032	208,379
Total debt, excluding Preferred Stock	27,886	22,510	25,129	29,710	39,036
Series A Participating Preferred Stock	--	--	--	--	71,628
Series B Participating Preferred Stock	--	--	92,379	76,823	--
Series C Participating Preferred Stock	72,689	72,689	--	--	--
Shareholders’ deficiency	(37,652)	(56,339)	(63,011)	(38,119)	(25,882)

There were no cash dividends declared on the Common Stock in any of the periods presented. See Note 2 of Notes to consolidated financial statements for more information regarding the Restatement.

Item 7. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

The following table sets forth, for the fiscal years indicated, the percentage relationship to net revenues of certain items in the Company’s Consolidated Statements of Income (Loss):

	Fiscal Year

	2004	2003 As Restated	2002 As Restated

Net revenues	100.0%	100.0%	100.0%
Cost of sales and operating expenses	60.3	63.1	63.5
Special charges	0.4	0.3	1.0
Selling expenses	24.9	24.1	23.1
General and administrative expenses	10.7	11.0	11.7
Depreciation and amortization	1.0	1.1	1.2
Gain on sale of Improvements	—	(0.4)	(0.1)
Income (loss) before interest and income taxes	2.7	0.8	(0.4)
Interest expense, net	1.4	2.9	1.2
Provision for Federal and state income taxes	0.0	2.7	0.8
Net income (loss)	1.2%	(4.8)%	(2.4)%

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

In the first quarter of 2004, former management identified a potential issue with the accounting treatment for Buyers’ Club memberships that contained a guarantee. At that time, an inappropriate conclusion regarding the accounting treatment was reached and during the third quarter of 2004, the issue was re-evaluated and we determined that an error in the accounting treatment had occurred. The impact of the error resulted in an overstatement of revenues and the omission of a liability related to the guarantee for discount obligations. The proper accounting treatment has been applied to all periods impacted including a calculation of the cumulative impact on previously reported periods.

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

The Company also corrected its accounting for an accrual related to a claim for post-employment benefits by a former CEO. See “Legal Proceedings—Rakesh Kaul v. Hanover Direct, Inc.”

In addition, the Company has recorded other liabilities relating primarily to certain miscellaneous catalog costs and other miscellaneous costs that were inappropriately not accrued in the necessary periods and has made adjustments to the deferred tax asset and liabilities to reflect the effect the Restatement.

The Audit Committee of the Board of Directors conducted an investigation related to these issues (except for the revenue recognition issue based on receipt of merchandise by the customer which was addressed by the Company subsequent to the conclusion of the investigation) and other accounting-related matters with the assistance of independent outside counsel. The Company’s inability to timely file its financial statements as well as its non-compliance with several of the AMEX’s listing criteria resulted in the AMEX halting trading in the Company’s common stock on November 16, 2004 and later delisting the common stock as of February 16, 2005. See Item 9A. “Controls and Procedures” for management’s evaluation and conclusions relating to this investigation. In addition, the SEC is currently conducting an informal inquiry relating to the Company’s financial results and financial reporting since 1998. We intend to continue our cooperation with the SEC with its informal inquiry concerning our financial reporting.

See Note 2 to the consolidated financial statements for additional information regarding the Restatement.

Executive Summary

Hanover Direct is a direct marketer owning a portfolio of catalogs and associated websites. During the first six months of 2004, the Company operated in a very challenging environment due to our liquidity constraints. The inability to maintain levels of inventory adequate to service demand created increased backorder levels, reduced initial customer order fill rates as well as higher order cancellation rates all of which contributed to lower net revenues. On May 5, 2004, the Board of Directors appointed a new chief executive officer (“CEO”), Wayne P. Garten, who quickly obtained the Chelsey Facility, a $20.0 million junior secured credit facility. The Company borrowed the entire $20.0 million and paid off the remaining outstanding balance ($4.9 million) of a term loan, which was part of the Wachovia Facility. As part of a concurrent amendment to the Wachovia Facility, the Chelsey Facility freed up $10.0 million of availability under the Wachovia Facility that had previously been blocked. The increased liquidity enabled us to increase inventory to more adequate levels for the second half of 2004, which resulted in substantial declines in backorder levels and higher initial customer order fill rates, reversing the trend experienced during the first six months of 2004. The improved inventory levels increased the Company’s borrowing availability under the Wachovia Facility and alleviated constraints on vendor credit previously experienced. In addition, the increased working capital allowed the Company to invest in catalog circulation in order to strengthen the customer name file base for the future as well as producing strong fourth quarter revenues of $121.6 million, which were an increase of $6.9 million, or 6.0%, over the comparable prior year period. Income from operations increased $9.3 million to $10.7 million for the year ended December 25, 2004 from $1.4 million in 2003. Although a significant improvement, certain items incurred during 2004 hindered income from operations from achieving a greater increase over 2003 and 2002. A summary of these expense / (income) items incurred during 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002
Severance and Termination Costs	$2,607	$725	$356
Special Charges	1,536	1,308	4,398
Class Action Litigation Reserve	535	--	--
Facility Exit Costs	201	--	--
Rakesh Kaul Accrual	196	24	3,648

Compensation Continuation Agreement Costs	--	3,083	--
Change in Vacation and Sick Policy	--	(1,634)	--

	$5,075	$3,506	$8,402

We also began developing and implementing strategies to reduce the infrastructure of the Company. These strategies included the consolidation of the operations of the LaCrosse, Wisconsin fulfillment center and storage facility into the Roanoke, Virginia fulfillment center, which was substantially completed by the end of June 2005; the relocation of the International Male and Undergear catalog operations from San Diego, California to the corporate headquarters in Weehawken, New Jersey, which was completed February 28, 2005; and the consolidation of the Edgewater facility into the Weehawken, New Jersey premises, which was completed by May 31, 2005. Since the consolidation of our fulfillment centers, our Roanoke fulfillment center has experienced lower productivity that has negatively impacted fulfillment costs and the Company’s overall performance. The projected annual savings from the consolidation of the San Diego, California and the Edgewater, New Jersey facilities into the Weehawken, New Jersey facility is approximately $2.1 million, however with this relocation and consolidation, the transition has negatively impacted the performance of the Men’s Apparel catalogs in 2005.

Results of Operations

2004 Compared with 2003

Net Income (Loss). The Company reported net income applicable to common shareholders of $4.9 million, or $0.22 basic and $0.18 diluted income per share, for the year ended December 25, 2004 compared with a net loss applicable to common shareholders of $28.0 million, or a loss of $1.94 basic and diluted income per share, in fiscal 2003.

In addition to improved operating results, the increase in net income applicable to common shareholders was the result of the following:

•

A favorable impact of $11.3 million due to a deferred Federal income tax provision recorded during the year ended December 27, 2003 to increase the valuation allowance and fully reserve the net deferred tax asset;

•

A favorable impact of $7.9 million on preferred stock dividends due to the June 2003 implementation of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). The accretion of the Series B Participating Preferred Stock (“Series B Preferred”) was recorded as dividends through the June 2003 implementation of SFAS 150, and as interest expense thereafter;

•

A favorable impact of $6.5 million on net interest expense as the Series C Participating Preferred Stock (“Series C Preferred”) was recorded as of its November 30, 2003 issuance date at its maximum potential cash payments in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings;” thus, we are currently not required to record accretion of the Series C Preferred. In 2003, the Series B Preferred dividends and accretion were recorded as interest expense after the implementation of SFAS 150; and

•

A favorable impact of $3.1 million due to Compensation Continuation Agreement costs incurred during the year ended December 27, 2003. These costs included payments made to various executives and non-employee directors of the Company.

Partially offset by:

•

An unfavorable impact due to the establishment of a $0.5 million reserve for risks of litigation related to all class action lawsuits including the Company’s current estimate of future legal fees to be incurred;

•	An unfavorable impact of $2.1 million due to severance, termination and facility exit costs associated with the implementation of strategies to reduce the Company’s infrastructure;
•	An unfavorable impact of $1.9 million due to the recognition of the deferred gain related to the 2001 sale of our Improvements business during the year ended December 27, 2003;
•	An unfavorable impact of $1.6 million due to a benefit recognized during 2003 from the revision of our vacation and sick policy; and
•	An unfavorable impact of $0.2 million of special charges due to facility exit costs associated with the consolidation of the LaCrosse and Roanoke operations.

Net Revenues. Net revenues decreased by approximately $11.1 million (2.7%) for the year ended December 25, 2004 to $403.2 million from $414.3 million in 2003. The decrease was primarily due to a 15.6% decline in Domestications revenue on a 19.2% reduction in circulation. During 2004, management purposely reduced circulation in Domestications during the first six months due to liquidity restraints and during the final six months due to the newly appointed President of Domestications assembling a team to stabilize and reposition the catalog. The impact of the decline in circulation and demand from Domestications was partially offset by increases in circulation for Silhouettes and The Company Store resulting in an increase in net revenues for these catalogs. Certain catalogs benefited from increased fill rates and reductions in backorders and lower order cancellations due to the additional capital secured through the Chelsey Facility and the amended Wachovia Facility. In addition, revenue relating to our membership programs increased by approximately $1.0 million for the year ended December 25, 2004 to $10.3 million from $9.3 million in 2003. Internet sales revenue comprised 32.0% of combined Internet and catalog net revenues for the year ended December 25, 2004 compared with 27.9% in 2003, and have increased by approximately $11.6 million, or 10.8%, to $118.7 million for the year ended December 25, 2004 from $107.1 million in 2003.

Cost of Sales and Operating Expenses. Cost of sales and operating expenses decreased by $18.1 million to $243.2 million for the year ended December 25, 2004 as compared with $261.3 million in 2003. Cost of sales and operating expenses decreased to 60.3% of net revenues for the year ended December 25, 2004 as compared with 63.1% of net revenues in 2003. As a percentage of net revenues, this decrease was primarily due to a decline in merchandise costs associated with a shift from domestic to foreign-sourced goods (1.3%). The balance of the decline was attributable to a combination of factors including a decline in inventory write-downs due to reduced slow moving inventory and increased sales of clearance merchandise through the Internet resulting in lower variable costs as compared with utilizing catalogs as the clearance avenue and other cost reductions.

Special Charges. In December 2000, the Company began a strategic business realignment program that resulted in the recording of special charges for severance, facility exit costs and fixed asset write-offs. The actions related to this strategic business realignment program were taken in an effort to direct our resources primarily towards a loss reduction strategy and a return to profitability. On June 30, 2004, we decided to consolidate the operations of the LaCrosse, Wisconsin fulfillment center and storage facility into the Roanoke Virginia fulfillment center by June 30, 2005. The LaCrosse fulfillment center and the LaCrosse storage facility were closed in June 2005 and August 2005 upon the expiration of their leases. This plan was prompted by excess capacity at our Roanoke facility and the lack of sufficient warehouse space in the leased Wisconsin facilities to support the growth of The Company Store and to reduce the overall cost structure of the Company. In addition, on November 9, 2004, we decided to relocate the International Male and Undergear catalog operations to our Corporate offices in New Jersey. The relocation was effected to consolidate operations and reduce costs while leveraging our catalog expertise in New Jersey. The relocation was completed on February 28, 2005. However, since the relocation and consolidation of the Men’s apparel catalogs, the transition has negatively impacted the performance of the Men’s apparel catalogs in 2005.

Total special charges increased by approximately $0.2 million to $1.5 million for the year ended December 25, 2004 as compared with $1.3 million in 2003. During the year ended December 25, 2004, the Company recorded $0.5 million and $0.9 million in severance and related costs associated with the consolidation of the LaCrosse operations and the relocation of the International Male and Undergear catalog operations to New Jersey, respectively. In addition, we recorded an additional $0.3 million in severance and related costs during the fourth quarter of 2004 associated with the elimination of 15 full-time company-wide positions. These costs were partially offset by $0.1 million of reductions in the special charges reserve primarily due to decreases in estimated losses on the sublease arrangements for the Gump’s office facility in San Francisco, California. During the year ended December 27, 2003, we recorded $1.3 million of additional severance costs and charges incurred to revise estimated losses related to the sublease arrangements for the Gump’s office facility in San Francisco. The increase in anticipated losses on the sublease arrangements for the San Francisco office space resulted from the loss of a subtenant, coupled with declining real estate values in that area of the country.

Selling Expenses. Selling expenses increased by $0.5 million to $100.5 million for the year ended December 25, 2004 as compared with $100.0 million in 2003. Selling expenses increased to 24.9% of net revenues for the year ended December 25, 2004 from 24.1% in 2003. As a percentage of net revenues, this change was due primarily to an increase in Internet marketing and catalog paper costs, partially offset by reduced circulation during 2004.

General and Administrative Expenses. General and administrative expenses decreased approximately $2.3 million to $43.2 million for the year ended December 25, 2004 from $45.5 million in 2003. As a percentage of net revenues, general and administrative expenses decreased to 10.7% of net revenues for the year ended December 25, 2004 compared with 11.0% of net revenues in 2003. This decrease of $2.3 million was due primarily to the net impact of certain items during 2004 and 2003, the largest of which was the higher payments for compensation continuation agreements in 2003 offset by items such as the establishment of a reserve of $0.5 million related to class action lawsuits in 2004. See “Executive Summary.”

Depreciation and Amortization. Depreciation and amortization decreased approximately $0.7 million to $4.0 million for the year ended December 25, 2004 from $4.7 million in 2003. The decrease was primarily due to property and equipment that have become fully depreciated, partially offset by the depreciation of newly purchased property and equipment.

Income from Operations. The Company’s income from operations increased by $9.3 million to $10.7 million for the year ended December 25, 2004 from income from operations of $1.4 million in 2003.

Gain on Sale of the Improvements Business. During the year ended December 27, 2003, the Company recognized the remaining deferred gain of $1.9 million consistent with the terms of the March 27, 2003 amendment made to the asset purchase agreement relating to the sale of the Improvements business. Effective March 28, 2003, the remaining $2.0 million escrow balance was received by the Company, thus terminating the escrow agreement. See Note 4 of Notes to the consolidated financial statements.

Interest Expense, Net. Interest expense, net, decreased $6.5 million to $5.6 million for the year ended December 25, 2004 from $12.1 million in 2003. The decrease in interest expense, net was due to the recording of $7.6 million of Series B Preferred dividends and accretion as interest expense for the year ended December 27, 2003 based upon the treatment of the Series B Preferred as a liability as a result of the implementation of SFAS 150 and lower average cumulative borrowings relating to the Wachovia Facility. In November 2003, we exchanged the Series B Preferred for the Series C Preferred, which was accounted for in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” Accordingly, the Series C Preferred was recorded at its total maximum potential cash payments including dividends and other contingent amounts, and thus no dividends or interest expense on this stock has been recorded for the year ended December 25, 2004. In addition, the decrease was due to lower amortization of deferred costs as a result of the amendments to the Wachovia Facility, which have lengthened the life of the facility and therefore the amortization period. These decreases were partially offset by increases in interest expense and amortization of deferred issuance costs relating to the Chelsey Facility. See Note 7 of Notes to the consolidated financial statements.

Income Taxes. The Company’s income tax provision decreased by approximately $11.1 million to $0.2 million for the year ended December 25, 2004 as compared with $11.3 million in 2003. The Company had sufficient net operating loss carryovers (“NOLs”) and its taxable income was below its §382 limit to eliminate its entire 2004 regular Federal income tax. The 2004 Federal income tax provision of $0.1 million is comprised of the Federal alternative minimum tax (“AMT”). The Company has AMT net operating loss carryovers for which utilization is limited to a maximum of 90% of AMT taxable income. See Note 12 of Notes to the consolidated financial statements for further discussion of the Company’s income taxes. In addition, during the third quarter of 2003, due to a number of factors, management lowered its projections of taxable income for 2003 and 2004, which resulted in a decision to fully reserve the remaining net deferred tax asset and accordingly increased the valuation allowance by $11.3 million.

Preferred Stock Dividends. Through the end of the second quarter of 2003, the Company recorded preferred stock dividends relating to the Series B Preferred. Upon the implementation of SFAS 150 beginning in the third quarter of 2003, we were required to begin recording the preferred stock dividends as interest expense. Additionally, the Series C Preferred was recorded at the maximum amount of the liquidation preference of $72.7 million, thus no preferred stock dividends were recorded. Therefore, during the year ended December 25, 2004, no preferred stock dividends were recorded. See Note 8 of Notes to the consolidated financial statements for an explanation regarding the Company’s accounting treatment of the Series C Preferred.

2003 Compared with 2002

Net Loss. The Company reported a net loss applicable to common shareholders of $28.0 million, or $1.94 basic and diluted income per share, for the year ended December 27, 2003 compared with a net loss applicable to common shareholders of $26.5 million, or $1.91 basic and diluted income per share, for the comparable period in the 2002.

The increase in net loss applicable to common shareholders was primarily the result of the following:

•

An increase of $7.6 million in the deferred Federal income tax provision incurred to increase the valuation allowance and fully reserve the remaining net deferred tax asset. Due to a number of factors, including the continued softness in the demand for our products, management lowered its projections of future taxable income for fiscal years 2003 and 2004. As a result of lower projections of future taxable income, the future utilization of our net operating losses were no longer “more-likely-than-not” to be achieved;

•

$7.6 million of additional interest expense incurred on the Series B Preferred as a result of the implementation of SFAS 150. Effective June 29, 2003, SFAS 150 required us to reclassify our Series B Preferred as a liability and reflect the accretion of the preferred stock balance as interest expense. However, this then reduced the preferred stock dividends by $7.6 million;

•	A favorable impact of $3.1 million due to the reduction of special charges recorded;
•

An unfavorable impact of $3.1 million due to Compensation Continuation Agreement costs incurred for the year ended December 27, 2003. These costs included payments made to various executives and non-employee directors of the Company;

•	A favorable impact of $3.6 million due to reduced legal expenses related to the ongoing litigation with Rakesh Kaul;
•	A favorable impact of $1.3 million due to recognition of the deferred gain related to the 2001 sale of the Company’s Improvements business; and
•	A favorable impact of $1.6 million due to the implementation of the revised vacation and sick benefit policy.

The increase in net loss applicable to common shareholders was partially offset by improved operating results of the Company.

Net Revenues. Net revenues decreased $42.7 million, or 9.3% for the year ended December 27, 2003 to $414.3 million from $457.0 million in 2002. The decreases were due to a number of factors including softness in the economy and demand for our products during the first six months of the year. In addition, our strategy of reducing unprofitable circulation contributed to the decline throughout the year. Circulation decreased by 5.9% from the prior year period. Internet sales accounted for 27.9% of combined Internet and catalog revenues and have improved by $20.8 million, or 24.2%, to $107.1 million from $86.3 million in 2002. Catalog sales declined by $53.7 million, or 16.3%, for the year ended December 27, 2003 to $276.9 million from $330.6 million in 2002.

Cost of Sales and Operating Expenses. Cost of sales and operating expenses decreased to 63.1% of net revenues for the year ended December 27, 2003 as compared with 63.5% of net revenues in 2002. As a percentage of net revenues, this decrease from the prior year was caused primarily by a reduction of total merchandise cost of 0.9% due to a more cost-efficient merchandise sourcing strategy. This decline was partially offset by increased product shipping costs of 0.5% related to an increase in rates charged by third party shipping companies. Fixed distribution and telemarketing costs as a percentage of net revenues were constant during 2003 and 2002.

Special Charges. In December 2000, the Company began a strategic business realignment program that resulted in the recording of special charges for severance, facility exit costs and asset write-offs. Special charges recorded in 2003 and 2002 relating to the strategic business realignment program were $1.3 million and $4.4 million, respectively. The actions related to the strategic business realignment program were taken in an effort to direct our resources primarily towards a loss reduction strategy and a return to profitability.

In the first quarter of 2003, special charges were recorded in the amount of $0.3 million. These charges consisted primarily of additional severance costs associated with our strategic business realignment program. During the second, third and fourth quarters of 2003, we recorded special charges of $0.2 million, $0.2 million and $0.6 million, respectively. These charges were incurred primarily to revise estimated losses related to sublease arrangements for the Gump’s office facility in San Francisco, California. For 2002, $4.4 million of special charges were recorded relating to the strategic business realignment program. These costs consisted of approximately $1.8 million in severance costs and $2.6 million in facility lease and exit costs.

Selling Expenses. Selling expenses decreased $5.5 million to $100.0 million for the year ended December 27, 2003 from $105.5 million in 2002. Selling expenses increased to 24.1% of net revenues for the year ended December 27, 2003 from 23.1% for the comparable period in 2002. This increase was due primarily to a combined increase of 1.1% in postage, catalog preparation and printing costs, which was partially offset by a 0.1% decline in paper prices.

General and Administrative Expenses. General and administrative expenses decreased by $7.8 million to $45.5 million for the year ended December 27, 2003 from $53.3 million in 2002. This decrease was primarily due to reductions in incentive compensation programs of $3.5 million, a reduction of legal costs of $3.0 million which had been incurred in the prior year and related to litigation pertaining to the Company’s former Chief Executive Officer, benefits recognized from the implementation of our new vacation and sick policy of $0.8 million, and other payroll related cost reductions.

Depreciation and Amortization. Depreciation and amortization decreased to 1.1% of net revenues for the year ended December 27, 2003 from 1.2% in 2002. The decrease was primarily due to capital expenditures that have become fully amortized, partially offset by the depreciation of newly purchased property and equipment.

Income from Operations. The Company’s income from operations increased $3.6 million to $1.4 million for the year ended December 27, 2003 from a loss of $2.2 million in 2002. The increase was principally due to reductions in special charges, general and administrative expenses, and depreciation and amortization, which were partially offset by increased costs in selling expenses.

Gain on Sale of the Improvements Business. During 2003, the Company recognized the remaining approximately $1.9 million of deferred gain consistent with the terms of the escrow agreement relating to the Improvements sale. Effective March 28, 2003, the remaining $2.0 million escrow balance was received by the Company, thus terminating the agreement (see Note 4 to the Company’s consolidated financial statements).

Interest Expense, Net. Interest expense, net increased $6.6 million to $12.1 million for the year ended December 27, 2003 from $5.5 million in 2002. The increase in interest expense was due to the recording of $7.6 million of Series B Preferred dividends and accretion as interest expense based upon the implementation of SFAS 150. Effective June 29, 2003, SFAS 150 required us to reclassify our Series B Preferred as a liability and reflect the accretion as interest expense. The increase in interest expense was partially offset by a decrease in amortization of deferred financing costs relating to our amendments to the Wachovia Facility, which lengthened the facility.

Income Taxes. The Company’s income tax provision increased by approximately $7.5 million to $11.3 million for the year ended December 27, 2003 as compared with $3.8 million in 2002. During the year ended December 27, 2003, the Company made a decision to fully reserve the remaining net deferred tax asset by increasing the valuation allowance by recording a $11.3 million deferred Federal income tax provision as compared with a $3.7 million provision incurred in 2002. During the quarter ended September 27, 2003, management lowered its projections of future taxable income for 2003 and 2004 due to a number of factors, including the continued softness in the demand for our products at that time and the impact of the May 19, 2003 change in control (see Note 12 to the Company’s consolidated financial statements). Partially offsetting this $7.6 million increase was a $0.1 million decrease in the provision for state income taxes for the year ended December 27, 2003.

Preferred Stock Dividends. Preferred stock dividends decreased by approximately $7.7 million to $7.9 million for the year ended December 27, 2003 as compared with $15.6 million in 2002. Through the end of the second quarter of 2003, the Company recorded Preferred stock dividends relating to the Series B Preferred, however, upon the implementation of SFAS 150 beginning in the third quarter of 2003, we were required to begin recording the preferred stock dividends as interest expense. Additionally, the Series C Preferred, which was exchanged on November 30, 2003 for the Series B Preferred, was recorded at the maximum amount of the liquidation preference of $72.7 million, thus no preferred stock dividends were recorded.

Liquidity and Capital Resources

Overview

By the end of 2004, the Company’s liquidity significantly improved as compared with its position at the end of 2003. Our working capital at December 25, 2004 was $10.6 million, as compared with a working capital deficit of $10.4 million at December 27, 2003. As a result of securing the $20.0 million Chelsey Facility on July 8, 2004 and concurrently amending the terms of the Wachovia Facility, our liquidity increased by approximately $25.0 million. The additional working capital has provided us the ability to restore inventory to more adequate levels in order to more effectively fulfill demand, reduce existing backorder levels, and increase initial customer order fill rates. In addition, the funding has eliminated substantially all vendor restrictions involving our credit arrangements. With lower than expected inventory levels in the fourth quarter of 2003 and the interruptions in the flow of merchandise, which prevented inventories from reaching adequate levels in the first half of 2004, we experienced a significant negative impact on revenues and cash flow in the first half of 2004. These lower inventory levels resulted in large part from tighter vendor credit and borrowing restrictions under our Wachovia Facility. This had a compounding effect on the business as a whole; lower levels of inventory reduced the amount of the financing available under the Wachovia Facility as well as the ability to meet customer demand, which resulted in a significant increase in our backorder position and cancellation of customer orders. During the second quarter of 2004, management determined that this inventory position was not sustainable for the long term, as we were experiencing a significant negative impact on second quarter net revenues due to the decreased inventory levels. Management’s primary objective became the formulation and execution of a plan to address the liquidity issue facing the Company. After reviewing available alternatives, the Company entered into the Chelsey Facility and concurrently negotiated an amendment of the terms of the Wachovia Facility.

Net cash used by operating activities. For the year ended December 25, 2004, net cash used by operating activities was $17.3 million. This was due primarily to increased inventory levels, payments to vendors to reduce accounts payable and increases in accounts receivable and prepaid catalog costs. These uses of cash were partially offset by $13.0 million of operating cash provided by net income, when adjusted for depreciation, amortization, special charges and other non cash items.

Net cash used by investing activities. For the year ended December 25, 2004, net cash used by investing activities was $0.8 million. This amount comprised capital expenditures, consisting primarily of purchases and upgrades to various information technology hardware and software throughout the Company and purchases of equipment for the Company’s Lacrosse, Wisconsin and Roanoke, Virginia locations.

Net cash provided by financing activities. For the year ended December 25, 2004, net cash provided by financing activities was $16.3 million, which was primarily due to the receipt of $20.0 million from the Chelsey Facility and a $0.3 million refund relating to withholding taxes remitted on behalf of Richemont Finance S.A. for estimated taxes due related to the Series B Preferred. These receipts were partially offset by net payments of $2.1 million under the Wachovia Facility, debt issuance costs of $1.2 million relating to the Chelsey Facility transaction and the amendment of the Wachovia Facility, and payments of $0.7 million for obligations under capital leases.

Financing Activities

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

Prior to obtaining the Chelsey Facility, there were two term loans outstanding, Tranche A and Tranche B, under the Wachovia Facility. The Tranche B term loan had a principal balance of approximately $4.9 million and bore interest at 13% when the Company used a portion of the proceeds of the Chelsey Facility to repay this loan on July 8, 2004. The Tranche A term loan had a principal balance of approximately $5.0 million as of December 25, 2004, of which approximately $2.0 million was classified as short term and approximately $3.0 million was classified as long term on the Consolidated Balance Sheet. The Tranche A term loan bears interest at 0.5% over the Wachovia prime rate and requires monthly principal payments of approximately $166,000.

The Revolver has a maximum loan limit of $34.5 million, subject to inventory and accounts receivable sublimits that limit the credit available to the Company’s subsidiaries, that are borrowers under the Revolver. The interest rate on the Revolver is currently 0.5% over the Wachovia prime rate. As of December 25, 2004, the interest rate on the Revolver was 5.5%.

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

Due to, among other things, the restatements which resulted in the Company violating several financial covenants and the Company’s inability to timely file its periodic reports with the SEC, the Company was in technical default under the Wachovia and Chelsey Facilities. The Company has obtained waivers from both Wachovia and Chelsey Finance for such defaults.

2004 Amendments to Wachovia Loan Agreement. On March 25, 2004, the Company and Wachovia amended the Wachovia Loan Agreement to adjust the levels of Consolidated Net Worth and Consolidated Working Capital as defined in the agreement, that the Company must maintain during each month commencing January 2004, and amend the EBITDA covenant to specify minimum levels of EBITDA that the Company must achieve on a quarterly basis during 2004, 2005 and 2006. In addition, the definition of “Event of Default” was amended by changing an Event of Default from the occurrence of a material adverse change in the business, assets, liabilities or condition of the Company and its subsidiaries to the occurrence of certain specific events such as a decrease in consolidated net revenues beyond certain specified levels or aging of inventory or accounts payable beyond certain specified levels.

Concurrent with the closing of the Chelsey Facility on July 8, 2004, the Company and Wachovia amended the Wachovia Loan Agreement in several respects including: (1) releasing certain existing availability reserves and removing the excess loan availability covenant, which increased the Company’s availability by approximately $10.0 million, (2) reducing the amount of the maximum credit, the revolving loan limit and the inventory and accounts sublimits of the borrowers, and (3) permitting Chelsey Finance to have a junior secured lien on the Company’s assets. In addition, Wachovia consented to (a) the Company’s issuance to Chelsey Finance of the Common Stock Warrant and the Common Stock as described below, (b) the proposed reverse stock split of the Common Stock and the Company making cash payments to repurchase fractional shares, (c) certain amendments to the Company’s Certificate of Incorporation, and (d) the issuance by the Company of Common Stock to Chelsey as payment of a waiver fee. The Company paid Wachovia a $400,000 fee in connection with this amendment. This fee was recorded as a deferred charge on the Company’s Consolidated Balance Sheets and is being amortized over the three-year term of the amended Wachovia Facility.

2005 Amendments to Wachovia Loan Agreement. On March 14, 2005, Wachovia consented to the sale of Gump’s and Gump’s By Mail. On March 11, 2005 the Wachovia Loan Agreement was amended to temporarily increase the amount of letters of credit that the Company could issue from $10.0 million to $13.0 million through June 30, 2005. The Company paid Wachovia a $25,000 fee in connection with this amendment.

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

Based on the provisions of EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement,” and certain provisions in the Wachovia Loan Agreement, the Company is required to classify its Revolver as short-term debt.

Remaining availability under the Wachovia Facility was $14.0 million and the interest rate was 5.5% as of December 25, 2004.

Chelsey Facility. On July 8, 2004, the Company closed on the Chelsey Facility, the $20.0 million junior secured credit facility with Chelsey Finance that was recorded net of a debt discount at $7.1 million at issuance. The Chelsey Facility has a three-year term, subject to earlier maturity upon the occurrence of a change in control or sale of the Company (as defined), and carries an interest rate of 5.0% above the prime rate publicly announced by Wachovia. The financial and non-financial covenants contained in the Chelsey Facility mirror those in the Wachovia Facility except that the quantitative measures for the consolidated working capital and EBITDA covenants are 10.0% less restrictive and the consolidated net worth covenant is 5.0% less restrictive than the comparable financial covenants in the Wachovia Facility. The Chelsey Facility is secured by a second priority lien on substantially of the assets of the Company. As part of this transaction, Chelsey Finance entered into an intercreditor and subordination agreement with Wachovia. At December 25, 2004, the amount recorded as debt on the Consolidated Balance Sheet is $8.2 million, net of the un-accreted debt discount of $11.8 million.

Under the original terms of the Chelsey Facility, the Company was obligated to make payments of principal of up to the full outstanding amount of the Chelsey Facility in each quarter, provided, among other things that: (1) the aggregate amount of availability under the Wachovia Facility is at least $7.0 million, (2) the cumulative EBITDA for the four fiscal quarters immediately preceding the quarter in which the payment is made is at least $14.0 million, and (3) the aggregate amount of principal prepayments is no more than $2.0 million in any quarter. Subsequent to the closing of the Chelsey Facility, the Company and Chelsey Finance amended the Chelsey Facility to provide that the Company was not obligated to make principal payments prior to July 8, 2007, except in the event of a change in control or sale of the Company. This resulted in the recorded amount of the Chelsey Facility plus the accreted cost of the debt discount (as described below) being classified as long term on the Company’s Consolidated Balance Sheet as of December 25, 2004.

In consideration for providing the Chelsey Facility to the Company, Chelsey Finance received a closing fee of $200,000 and a warrant (the “Common Stock Warrant”) valued at $12.9 million, exercisable immediately and for a period of ten years to purchase 30.0% of the fully diluted shares of Common Stock of the Company (equal to 10,259,366 shares of Common Stock) at an exercise price of $0.01 per share. The closing fee of $200,000 was recorded as a deferred charge within Other Assets on the Company’s Consolidated Balance Sheets and is being amortized over the three-year term of the Chelsey Facility. Because the issuance of the Common Stock Warrant was subject to shareholder approval, the Company initially issued a warrant to Chelsey Finance to purchase newly-issued Series D Participating Preferred Stock (“Series D Preferred”) that was automatically exchanged for the Common Stock Warrant on September 23, 2004 following receipt of shareholder approval. See Note 7 to the Company’s consolidated financial statements for further information on the Chelsey Facility and the Common Stock Warrant.

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

Since the relocation and consolidation of the Men’s apparel catalogs, the transition has negatively impacted the performance of the Men’s apparel catalogs in 2005.

The projected annual savings from the consolidation of the San Diego, California and the Edgewater, New Jersey facilities into the Weehawken, New Jersey facility is approximately $2.1 million, however with this relocation and consolidation, the transition has negatively impacted the performance of the Men’s Apparel catalogs in 2005.

Consolidation of Fulfillment Centers. On June 30, 2004 the Company announced plans to consolidate the operations of the LaCrosse, Wisconsin fulfillment center and storage facility into the Roanoke, Virginia fulfillment center by June 30, 2005. The LaCrosse fulfillment center and the LaCrosse storage facility were closed in June 2005 and August 2005 upon the expiration of their respective leases. The plan to consolidate operations was prompted by excess capacity at the Roanoke facility and the lack of sufficient warehouse space in the leased Wisconsin facilities to support the growth of The Company Store and reduce the overall cost structure of the Company. The Company substantially completed the consolidation into the Roanoke, Virginia fulfillment center by the end of June 2005. Since the consolidation of our fulfillment centers, our Roanoke fulfillment center has experienced lower productivity that has negatively impacted fulfillment costs and the Company’s overall performance. We accrued $0.5 million in severance and related costs and incurred $0.2 million of facility exit costs during 2004 associated with the consolidation of the LaCrosse operations and the elimination of 149 full and part-time positions. The payment of these costs began in January 2005 and is expected to continue into the fourth quarter of 2005.

Pursuant to and in conjunction with the above actions to reduce overhead costs, the Company eliminated an additional 15 full-time positions Company-wide, for which we accrued $0.3 million in severance and related costs during the fourth quarter of 2004.

Sale of Improvements Business. On March 27, 2003, the Company and HSN, a division of USA Networks, Inc.’s Interactive Group and purchaser of certain assets and liabilities of the Company’s Improvements business on June 29, 2001, amended the asset purchase agreement to provide for the release of the remaining $2.0 million balance of the escrow fund and to terminate the escrow agreement. The asset purchase agreement had provided that if Keystone failed to perform its obligations during the first two years of the services contract, HSN could receive a reduction in the original purchase price of up to $2.0 million. By agreeing to the terms of the amendment, HSN forfeited its ability to receive a reduction in the original purchase price. In consideration for the release, Keystone issued a credit to HSN for $100,000, which could be applied by HSN against any invoices of Keystone to HSN. This credit was utilized by HSN in March 2003. On March 28, 2003, the remaining $2.0 million escrow balance was received by the Company, thus terminating the escrow agreement.

During 2002, the Company recognized approximately $0.6 million of the deferred gain consistent with the terms of the escrow agreement. Proceeds related to the deferred gain were received on July 2, 2002 and December 30, 2002 for $0.3 million and $0.3 million, respectively. We recognized the remaining net deferred gain of $1.9 million upon the receipt of the escrow balance on March 28, 2003. This gain was reported net of the costs incurred to provide the credit to HSN of approximately $0.1 million.

Delisting of Common Stock. The Common Stock was delisted from the AMEX on February 16, 2005 ultimately because of the Restatement that prevented us from filing our Form 10-Q for the fiscal quarter ended September 25, 2004, a condition of continued AMEX listing. Trading in our Common Stock on the AMEX was halted on November 16, 2004 and formally suspended on February 2, 2005.

Initially the Company was notified by the AMEX on May 21, 2004 that the Company was not in compliance with the continued listing standards as set forth in Part 10 of the AMEX’s Company Guide because of insufficient shareholders equity and a series of losses from continuing operations. The Company submitted a plan to the AMEX to regain compliance with the continued listing standards which the AMEX accepted and granted the Company an extension until November 21, 2005 to regain compliance with the continued listing standards. Because the Company could not timely file its Form 10-Q for the fiscal quarter ended September 25, 2004, a condition for the Company’s continued listing on the AMEX, the AMEX began the delisting proceedings that culminated in the February 16, 2005 delisting.

Current trading information about the Company’s Common Stock can be obtained from the Pink Sheets (www.pinksheets.com) under the trading symbol HNVD.PK.

General. At December 25, 2004, the Company had $0.5 million in cash and cash equivalents compared with $2.3 million at December 27, 2003. Working capital and current ratio at December 25, 2004 were $10.6 million and 1.13 to 1, respectively. Total recorded borrowings, net of the un-accreted debt discount of $11.8 million and the Series C Preferred, as of December 25, 2004, aggregated $27.9 million, $11.2 million of which is classified as long term. Remaining availability under the Revolver as of December 25, 2004 was $14.0 million.

At December 25, 2004, the aggregate annual principal payments required on debt instruments (including capital lease obligations) are as follows (in thousands): 2005 — $16,690; 2006 — $2,039; 2007 — $20,998.

Management believes that the Company has sufficient liquidity and availability under its credit agreements to fund its planned operations through at least the next twelve months. See “Risk Factors” below.

Use of Estimates and Other Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Significant accounting policies employed by the Company, including the use of estimates, are presented in the Notes to consolidated financial statements.

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies, discussed below, pertain to revenue recognition, inventory valuation, catalog costs, reserves related to the Company’s strategic business realignment program and other accrued liabilities, reserves related to employee health, welfare and benefit plans, and the net deferred tax asset.

Revenue Recognition

Direct Commerce — The Company recognizes revenue for catalog and Internet sales at the time merchandise is received by the customer, net of estimated returns. Delivery and service charges billed to customers are also recognized as revenue at the time merchandise is received by the customer. The Company’s revenue recognition policy includes the use of estimates for the time period between shipment of merchandise by the Company and receipt of merchandise by the customer and the future amount of returns to be received on the current period’s sales. These estimates of future returns are determined using historical measures including the amount of time between the shipment of a product and its return, the overall rate of return, and the average product margin associated with the returned products. The Company’s total returns reserve at the end of 2004 and 2003 was $2.0 million. For the year ended December 25, 2004, the Company’s return rate decreased 0.6% to 10.5% from 11.1% in 2003. A contributing factor to this decrease was the modification of our return policy in October 2003, which previously allowed unlimited returns, to limit returns to a maximum of 90 days after the sale of the merchandise.

Membership Services — Customers may purchase memberships in a number of the Company’s Buyers’ Club programs for an annual fee. For memberships purchased during the following periods, certain of the Buyers’ Club programs contained a guarantee that the customer would receive discounts or savings, at least equal to the cost of his or her membership or the Company would refund the difference with a merchandise credit at the end of the membership period: Silhouettes from July 1998 through March 2004; Domestications from April 2002 through March 2004; and Men’s Apparel from April 2003 through March 2004. For memberships purchased during the periods in which the Buyers’ Club memberships contained a guarantee, revenue net of actual cancellations was recognized on a monthly basis over the membership period subsequent to the end of the thirty-day cancellation period, with the revenue recognized equal to the lesser of the cumulative amount determined using the straight-line method or the actual benefit received by each customer as of the end of each period. For the Buyers’ Club memberships that did not contain a guarantee, revenue net of actual cancellations was recognized on a monthly basis over the membership period subsequent to the end of the thirty-day cancellation period, using the straight-line method. We receive commission revenue related to our solicitation of the Vertrue membership programs. The Company receives a monthly commission based on the number of memberships sold with additional revenue recognized if certain program performance levels are attained for each fiscal year. Through May 2003, we received commission revenue from the Magazine Direct magazine subscription program. The commission revenue we recognized for the Magazine Direct magazine program was on a per-solicitation basis according to the number of solicitations made, with additional revenue recognized if the customer accepted the solicitation. Collectively, the amount of revenues the Company received from these sources was $10.3 million, or 2.5% of net revenues, $9.3 million or 2.2% of net revenues, and $10.3 million, or 2.2% of net revenues for 2004, 2003 and 2002, respectively. In May 2003, we discontinued our solicitation of the Magazine Direct program.

Inventory Valuation — The Company’s inventory valuation policy includes the use of estimates regarding the future loss on in-transit and on-hand inventory that will be sold at a price less than the cost of the inventory (inventory write-downs), plus the amount of freight-in expense associated with the inventory on-hand (capitalized freight). These amounts are included in Inventories, as recorded on the Company’s Consolidated Balance Sheets. Our inventory write-downs are determined for each individual catalog using the estimated amount of overstock inventory that will need to be sold below cost and an estimate of the method of liquidating this inventory (each method generates a different level of cost recovery). Any incremental gross margin that would result in inventory being sold at a higher amount after a write-down is recorded is not realized until that inventory is ultimately sold. The estimated amount of overstock inventory is determined using current and historical sales trends for each category of inventory as well as the content of future merchandise offers that will be produced by the Company. An estimate of the percentage of freight-in expense associated with each dollar of inventory received is used in calculating the amount of freight-in expense to include in our inventory value. Different percentage estimates are developed for each catalog and for inventory purchased from foreign and domestic sources. The estimates used to determine our inventory valuation affect the balance of Inventories on the Company’s Consolidated Balance Sheets and Cost of sales and operating expenses on the Company’s Consolidated Statements of Income (Loss).

Catalog Costs — In accordance with Statement of Position 93-7, “Reporting on Advertising Costs,” catalog costs are deferred and amortized over the estimated period in which the sales related to such advertising are generated. An estimate of the future sales dollars to be generated from each individual catalog drop is used in the implementation of the Company’s catalog cost amortization policy. The estimate of future sales is calculated for each catalog drop using historical trends for similar catalog drops mailed in prior periods as well as the overall current sales trend for the catalog. On a monthly basis, this estimate is evaluated and adjusted as necessary and then is compared with the actual sales generated to-date for the catalog drop to determine the percentage of total catalog costs to be classified as prepaid catalog costs on the Company’s Consolidated Balance Sheets. The costs for each catalog drop are completely amortized, regardless of actual sales generated by the catalog drop, when the catalog has been in circulation for six months or the amount of the costs remaining to be amortized decreases below 3.0% of the catalog drop’s total cost. Our Prepaid catalog costs at the end of 2004, 2003 and 2002 were $15.6 million, $12.5 million and $14.3 million, respectively. Prepaid catalog costs on the Consolidated Balance Sheets and Selling expenses on the Consolidated Statements of Income (Loss) are affected by these estimates.

Reserves related to the Company’s strategic business realignment program and other Accrued Liabilities — Generally, the Company records severance in accordance with the Financial Accounting Standards Board (“FASB”) Statement No. 112, “Employers’ Accounting for Postemployment Benefits,” (“SFAS 112”) and reserves for leased properties were accounted in accordance with Emerging Issues Task Force No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits & Other Costs to Exit an Activity (Including Certain Costs Incurred in Restructuring).” The reserves established by the Company related to its strategic business realignment program include employee severance and related costs, facility exit costs and estimates primarily associated with the potential subleasing of leased properties that have been vacated by the Company. Subsequent to December 25, 2004, the Gump’s business was sold as described in Part I of this Form 10-K. The overall reserves for leased properties that have been vacated by the Company are developed using estimates that include the potential ability to sublet leased but unoccupied properties, the length of time needed to obtain suitable tenants and the amount of rent to be received for the sublet. Real estate broker representations regarding current and future market conditions are sometimes used in estimating these items. Accrued liabilities and Other Non-current liabilities on the Company’s Consolidated Balance Sheets and Special charges on the Company’s Consolidated Statements of Income (Loss) are impacted by these estimates. See Note 5 and Note 6 to the Company’s consolidated financial statements.

The most significant estimates involved in evaluating our accrued liabilities are used in the determination of the accrual for legal liabilities or those liabilities that will be resolved through litigation. We accrue for potential litigation losses when management determines that it is probable that an unfavorable outcome will result and the loss is reasonably estimable. Our policy is to accrue an amount equal to the estimated potential loss and associated legal fees. For the year ended December 30, 2000, the Company used estimates to determine the liability related to Rakesh Kaul’s claims regarding benefits as a result of his resignation on December 5, 2000. As part of the Restatement, the Company corrected two accounting errors related to the Rakesh Kaul liability. The first error identified was the premature reversal of the reserve in the fourth quarter of 2003 based upon the summary judgment decision in January 2004. As noted above, this decision could be, and subsequently was, appealed. Due to this fact, management has now determined that the reversal was premature. The second error identified was the accounting for legal fees associated with litigating this claim. Due to the fact that the Kaul reserve was recorded prior to the initiation of litigation, the Company has determined that the appropriate basis of accounting for the legal fees related to the litigation would have been to treat such fees as period costs and, therefore, expensed as incurred. However, the Company had inappropriately recorded certain of these fees against the reserve as opposed to recording them as an expense in the income statement. See Note 2 of Notes to the consolidated financial statements for additional information pertaining to this restatement adjustment. In addition, the Company recorded a $0.5 million reserve during the third quarter of 2004 for estimated costs associated with the Class Action Lawsuits the Company is currently litigating. See Note 15 of Notes to the consolidated financial statements for additional information pertaining to this reserve.

Reserves related to employee health, welfare and benefit plans — The Company maintains a self-insurance program related to losses and liabilities associated with employee health and welfare claims. Stop-loss coverage is held on both an aggregate and individual claim basis thereby limiting the amount of losses we will experience. Losses are accrued based upon estimates of the aggregate liability for claims incurred using our experience patterns. General and administrative expenses on the Consolidated Statement of Income (Loss) and Accrued liabilities on the Consolidated Balance Sheets are affected by these estimates. At December 25, 2004 and December 27, 2003, the Company had an accrued liability recorded in the amount of $0.6 million.

Deferred Tax Asset - In determining the Company’s net deferred tax asset (gross deferred tax asset net of a valuation allowance and the deferred tax liability), projections concerning the future utilization of the Company’s net operating loss carryforwards are employed. These projections involve evaluations of our future operating plans and ability to generate taxable income, as well as future economic conditions and our future competitive environment. For the year ended December 27, 2003, the carrying value of the deferred tax asset was adjusted based on a reassessment of the Company’s ability to utilize certain net operating losses prior to their expiration and our history of losses. The deferred tax asset and deferred tax liability on the Company’s Consolidated Balance Sheets and the Provision for deferred income taxes on the Company’s Consolidated Statements of Income (Loss) are impacted by these projections.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction” (“SFAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle. We are required to adopt the provisions of SFAS 154 effective January 1, 2006; however, early adoption is permitted. The Company is currently assessing the impact of the adoption of this Statement.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has entered into no “off-balance sheet arrangements” within the meaning of the Securities Exchange Act of 1934, as amended, and the rules thereunder other than operating leases in the normal course of business.

Provided below is a tabular disclosure of contractual obligations as of December 25, 2004, as required by Item 303(a)(5) of SEC Regulation S-K. In addition to obligations recorded on the Company’s Consolidated Balance Sheets as of December 25, 2004, the schedule includes purchase obligations, which are defined as legally binding and enforceable agreements to purchase goods or services that specify all significant terms (quantity, price, and timing of transaction).

Payment Due by Period (in thousands)

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt Obligations, excluding the Series C Participating Preferred Stock (a)	$ 39,384	$ 16,400	$ 22,984	$ —	$ —
Total Minimum Lease Payments Under Capital Lease Obligations (Including interest)	358	304	54	—	—
Operating Lease Obligations- excluding Gump’s (e)	2,164	1,735	421	8	—
Operating Lease Obligations- Gump’s (e)	8,680	1,659	3,383	3,360	278
Operating Lease Obligations — Restructuring/ Discontinued Operations- excluding Gump’s (e)	1,051	979	72	—	—
Operating Lease Obligations — Restructuring/ Discontinued Operations- Gump’s (e)	5,179	1,002	2,004	2,006	167
Contractual Obligations (b)	1,478	1,289	189	—	—
Purchase Obligations- excluding Gump’s (c) (e)	27,661	27,661	—	—	—
Purchase Obligations- Gump’s (c) (e)	1,088	1,088	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP (d)	72,689	—	—	72,689	—

Total	$ 159,732	$ 52,117	$ 29,107	$ 78,063	$ 445

(a) Represents the Company’s debt obligations, including the $20.0 million Chelsey Facility principal amount due Chelsey Finance, recorded as $8.2 million on the Consolidated Balance Sheet. See Note 7 of Notes to the consolidated financial statements for additional detail regarding the Chelsey Facility.

(b) The Company’s contractual obligations consist primarily of a total commitment of $2,000,000 to purchase telecommunication services during the period from May 1, 2004 through April 30, 2006, of which approximately $1,246,000 had been fulfilled as of December 25, 2004, and of which the remaining $754,000 has been fulfilled as of February 6, 2006; a total commitment of approximately $487,000 to purchase catalog photography services during the period from September 11, 2003 through September 10, 2005, of which approximately $265,000 had been fulfilled as of December 25, 2004, and of which an additional $161,000 had been fulfilled by September 10, 2005, and of which the remaining $61,000 was offset by an extension of the original agreement by an amendment dated January 10, 2006; a total commitment of $375,000 for list processing services representing the maximum exposure for a service contract that requires a three-month notice of termination for services costing $125,000 per month; and several commitments totaling approximately $127,000 to purchase various packaging materials from several vendors during the next 12 months, under contracts wherein the vendors warehouse varying minimum and maximum levels of materials to ensure immediate availability.

(c) The Company’s purchase obligations represent the estimated commitments at year-end to purchase inventory and raw materials in the normal course of business to meet operational requirements. The Company’s purchase orders are not unconditional commitments, but rather represent executory contracts requiring performance by vendors/suppliers. As such the Company has an absolute and unconditional right to cancel the Purchase Order if the vendor/supplier is unable to arrange for the products listed thereon to be delivered to the destination by the date shown. The purchase obligations presented above include all such open orders and agreed upon raw material commitments that are not otherwise included in the Company’s recorded liabilities.

(d) Represents Series C Participating Preferred Stock as disclosed in Note 8 to the Company’s consolidated financial statements. In March 2005 at the Company’s request, Chelsey agreed to permit the Company to apply the sales proceeds from the sale of Gump’s to reduce the Wachovia Facility. Chelsey retained the right to require redemption of approximately $6.9 million (the Gump’s sales proceeds available for redemption) of the Series C Preferred subject to Wachovia’s approval. Since the redemption of approximately $6.9 million is subject to Wachovia’s approval the payment due period is presented as January 1, 2009.

(e)	Operating lease and purchase obligation amounts for Gump’s are being shown separately due to the Company’s sale of Gump’s on March 14, 2005.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates: The Company’s exposure to market risk relates to interest rate fluctuations for borrowings under the Wachovia Facility, including the term loans, which bear interest at variable rates, and the Chelsey Facility, which bears interest at 5.0% above the prime rate publicly announced by Wachovia. At December 25, 2004, outstanding principal balances under the Wachovia Facility and Chelsey Facility subject to variable rates of interest were approximately $19.4 million and $20.0 million, respectively. If interest rates were to increase by one percent from current levels, the resulting increase in interest expense, based upon the amount outstanding at December 25, 2004, would be approximately $0.4 million on an annual basis.

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

Item 8. Financial Statements and Supplementary Data — Report of the Independent Registered Accounting Firm

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Hanover Direct, Inc.

We have audited the accompanying consolidated balance sheets of Hanover Direct, Inc. as of December 25, 2004 and December 27, 2003, and the related consolidated statements of income (loss), cash flows and shareholders’ deficiency for each of the three fiscal years in the period ended December 25, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hanover Direct, Inc. as of December 25, 2004 and December 27, 2003 and the results of its operations and its cash flows for each of the three years in the period ended December 25, 2004 in conformity with accounting principles generally accepted in the United States of America.

The information included on Schedule II is the responsibility of management, and although not considered necessary for a fair presentation of financial position, results of operations, and cash flows, it is presented for additional analysis and has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements. In our opinion, the information included on Schedule II relating to the years ended December 25, 2004, December 27, 2003 and December 28, 2002 is fairly stated in all material respects, in relation to the basic consolidated financial statements taken as a whole. Also, such schedule presents fairly the information set forth therein in compliance with the applicable accounting regulations of the Securities and Exchange Commission.

/s/ GOLDSTEIN GOLUB KESSLER LLP

New York, NY

February 8, 2006

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 25, 2004 and December 27, 2003

	December 25, 2004	December 27, 2003 As Restated

	(In thousands of dollars,
	Except share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 510	$ 2,282
Accounts receivable, net of allowance for doubtful accounts of $1,367 in 2004 and $1,105 in 2003	17,819	14,335
Inventories, principally finished goods	53,147	42,806
Prepaid catalog costs	15,644	12,485
Other current assets	4,482	4,239
Total Current Assets	91,602	76,147
PROPERTY AND EQUIPMENT, AT COST:
Land	4,361	4,361
Buildings and building improvements	18,221	18,210
Leasehold improvements	10,156	10,108
Furniture, fixtures and equipment	53,792	53,212
	86,530	85,891
Accumulated depreciation and amortization	(61,906)	(58,113)
Property and equipment, net	24,624	27,778
Goodwill	9,278	9,278
Deferred tax asset	2,179	1,769
Other non-current assets	2,816	1,575
Total Assets	$ 130,499	$ 116,547

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Short-term debt and capital lease obligations	$ 16,690	$ 13,468
Accounts payable	29,544	42,742
Accrued liabilities	20,535	17,088
Customer prepayments and credits	12,032	11,479
Deferred tax liability	2,179	1,769
Total Current Liabilities	80,980	86,546
NON-CURRENT LIABILITIES:
Long-term debt, including $8,159 to a related party as of December 25, 2004 (see note 7)	11,196	9,042
Series C Participating Preferred Stock, authorized, issued and outstanding 564,819 shares at December 25, 2004 and December 27, 2003; liquidation preference was $56,482 at December 25, 2004 and December 27, 2003	72,689	72,689
Other	3,286	4,609
Total Non-current Liabilities	87,171	86,340
Total Liabilities	168,151	172,886
SHAREHOLDERS’ DEFICIENCY:
Common Stock, $0.01 par value, authorized 50,000,000 shares at December 25, 2004 and 30,000,000 shares at December 27, 2003; 22,426,296 shares issued and outstanding at December 25, 2004; 22,229,456 shares issued and 22,017,363 shares outstanding at December 27, 2003	225	222
Capital in excess of par value	460,744	450,407
Accumulated deficit	(498,621)	(503,622)
	(37,652)	(52,993)
Less:
Treasury stock, at cost (0 shares at December 25, 2004 and 212,093 shares at December 27, 2003)	--	(2,996)
Notes receivable from sale of Common Stock	--	(350)
Total Shareholders’ Deficiency	(37,652)	(56,339)
Total Liabilities and Shareholders’ Deficiency	$ 130,499	$ 116,547

See notes to Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

For the Years Ended December 25 2004, December 27, 2003 and December 28, 2002

	2004	2003 As Restated	2002 As Restated

	(In thousands of dollars, except
	per share amounts)
NET REVENUES	$ 403,160	$ 414,283	$ 456,990

OPERATING COSTS AND EXPENSES:
Cost of sales and operating expenses	243,215	261,297	290,383
Special charges	1,536	1,308	4,398
Selling expenses	100,460	99,971	105,448
General and administrative expenses	43,213	45,543	53,322
Depreciation and amortization	3,994	4,719	5,650

	392,418	412,838	459,201

INCOME (LOSS) FROM OPERATIONS	10,742	1,445	(2,211)
Gain on sale of Improvements, net	--	(1,911)	(570)

INCOME (LOSS) BEFORE INTEREST AND INCOME TAXES	10,742	3,356	(1,641)
Interest expense, net (including interest expense to a related party see note 7)	5,567	12,088	5,477

INCOME (LOSS) BEFORE INCOME TAXES	5,175	(8,732)	(7,118)
Provision for Federal income taxes	146	11,300	3,700
Provision for state income taxes	28	28	91

Provision for income taxes	174	11,328	3,791

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	5,001	(20,060)	(10,909)
Preferred stock dividends	--	7,922	15,556
Earnings Applicable to Preferred Stock	124	--	--

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$ 4,877	$ (27,982)	$ (26,465)

NET INCOME (LOSS) PER COMMON SHARE:
Net income (loss) per common share – basic	$ 0.22	$ (1.94)	$ (1.91)
Net income (loss) per common share – diluted	$ 0.18	$ (1.94)	$ (1.91)

Weighted average common shares outstanding – basic (thousands)	22,220	14,439	13,828

Weighted average common shares outstanding – diluted (thousands)	27,015	14,439	13,828

See notes to Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 25, 2004, December 27, 2003 and December 28, 2002

	2004	2003 As Restated	2002 As Restated

	(In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 5,001	$ (20,060)	$ (10,909)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization, including deferred fees	4,538	5,715	7,203
Provision for doubtful accounts	609	378	304
Special charges	1,536	1,308	4,398
Provision for deferred tax	—	11,300	3,700
Gain on the sale of Improvements	—	(1,911)	(570)
Gain on the sale of property and equipment	(11)	(4)	(167)
Interest expense related to Series B Participating Preferred Stock redemption price increase	—	7,235	—
Compensation expense related to stock options	184	1,141	1,332
Accretion of debt discount	1,098	—	—
Changes in assets and liabilities: Accounts receivable	(4,093)	2,232	2,207
Inventories	(10,341)	11,700	5,997
Prepaid catalog costs	(3,159)	1,801	1,075
Accounts payable	(13,198)	(666)	(3,151)
Accrued liabilities	1,911	(11,434)	(2,345)
Customer prepayments and credits	553	1,478	433
Other, net	(1,893)	(2,140)	(4,848)
Net cash (used) provided by operating activities	(17,265)	8,073	4,659
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(840)	(1,895)	(639)
Proceeds from sale of Improvements	—	2,000	570
Costs related to early release of escrow funds	—	(89)	—
Proceeds from sale of property and equipment	14	78	169
Net cash (used) provided by investing activities	(826)	94	100
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under Wachovia revolving loan facility	5,411	179	(4,704)
Borrowings under Wachovia Tranche B term loan facility	—	—	3,500
Payments under Wachovia Tranche A term loan facility	(1,493)	(1,991)	(1,991)
Payments under Wachovia Tranche B term loan facility	(6,011)	(1,800)	(1,314)
Borrowings under the Chelsey Facility	7,061	—	—
Issuance of Common Stock Warrant to related party	12,939	—	—
Payments of capital lease obligations	(690)	(466)	(104)
Payments of Series C Participating Preferred Stock financing costs	—	(1,334)	—
Payments of debt issuance costs	(1,045)	(910)	(722)
Payment of debt issuance costs to related party	(200)	—	—
Refund (payment) of estimated Richemont tax obligation on Series B Participating Preferred Stock accretion	347	(347)	—
Proceeds from issuance of common stock	—	—	25
Series B Participating Preferred Stock transaction cost adjustment	—	—	215
Other, net	—	(1)	—
Net cash provided (used) by financing activities	16,319	(6,670)	(5,095)
Net (decrease) increase in cash and cash equivalents	(1,772)	1,497	(336)
Cash and cash equivalents at the beginning of the year	2,282	785	1,121
Cash and cash equivalents at the end of the year	$ 510	$ 2,282	$ 785

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$ 3,340	$ 3,325	$ 3,405
Income taxes	$ 9	$ 705	$ 193
Non-cash investing and financing activities:
Issuance of Common Stock to related party as payment of waiver fee	$ 563	$ —	$ —
Series B Participating Preferred Stock redemption price increase	$ —	$ 7,575	$ 15,556
Redemption of Series B Participating Preferred Stock	$ —	$ 107,536	$ —
Issuance of Series C Participating Preferred Stock	$ —	$ 72,689	$ —
Issuance of Common Stock in conjunction with Recapitalization	$ —	$ 19,646	$ —
Gain on issuance of Series C Participating Preferred Stock	$ —	$ 13,867	$ —
Tandem share expirations	$ 350	$ —	$ 54
Retirement of Treasury Stock	$ 3,346	$ —	$ —
Capital lease obligations	$ —	$ 1,459	$ 32

See notes to Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY

For the Years Ended December 25, 2004, December 27, 2003 and December 28, 2002

							Notes Receivable from Sale of Common Stock
			Capital in Excess of Par Value
	Common Stock
	$0.01 Par Value			Accumulated Deficit	Treasury Stock
	Shares	Amount			Shares	Amount		Total
	(In thousands of dollars and shares)

Restated Balance at December 29, 2001	14,033	$ 140	$ 444,976	$(479,888)	(210)	$ (2,942)	$ (405)	$(38,119)

Net loss applicable to common shareholders				(26,465)				(26,465)
Series B Participating Preferred stock liquidation preference accrual			(15,556)	15,556				—
Stock options expensed			1,332					1,332
Issuance of Common Stock for employee stock plan	10		25					25
Tandem share expirations					(2)	(54)	54	—
Series B Preferred Stock issuance cost adjustment			215				1	216

Restated Balance at December 28, 2002	14,043	$ 140	$ 430,992	$(490,797)	(212)	$ (2,996)	$ (350)	$(63,011)

Net loss applicable to common shareholders				(27,982)				(27,982)
Series B Participating Preferred Stock liquidation preference accrual			(15,157)	15,157				—
Stock options expensed			1,141					1,141
Gain on Recapitalization, net of issuance costs of $1,334			13,867					13,867
Issuance of Common Stock in conjunction with Recapitalization	8,186	82	19,564					19,646

Restated Balance at December 27, 2003	22,229	$ 222	$ 450,407	$(503,622)	(212)	$ (2,996)	$ (350)	$(56,339)

Net income applicable to common shareholders				4,877				4,877
Earnings applicable to Series C Preferred Stock				124				124
Stock options expensed			184					184
Issuance of Common Stock for Chelsey Facility waiver fee	434	4	559					563
Issuance of Chelsey Common Stock Warrants			12,939					12,939
Tandem share expirations	(14)				(11)	(350)	350	—
Retirement of Treasury Stock	(223)	(1)	(3,345)		223	3,346		—

Balance at December 25, 2004	22,426	$ 225	$460,744	$(498,621)	—	—	—	$(37,652)

See notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 25, 2004, December 27, 2003 and December 28, 2002

1. BACKGROUND OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations — Hanover Direct, Inc., (the “Company” or we), a Delaware corporation, is a specialty direct marketer, that markets a diverse portfolio of home fashions, men’s and women’s apparel, and gift products, through mail-order catalogs, retail stores and connected Internet websites directly to the consumer (“direct commerce”). The Company also manufactures super-premium down comforters, pillows and featherbeds under the Scandia Down brand name, which are sold through third party luxury retailers in North and South America. In addition, as excess capacity exists within its operating centers, the Company provides third party clients with business-to-business (B-to-B) e-commerce transaction services including a full range of order processing, customer care, customer information, and shipping and distribution services. The Company utilizes these services provided to third party clients as a mechanism to absorb certain fixed costs of the Company.

Basis of Presentation — The consolidated financial statements include all subsidiaries of the Company, and all intercompany transactions and balances have been eliminated. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All references in these consolidated financial statements to the number of shares outstanding, per share amounts, stock warrants, and stock option data relating to the Company’s common stock have been restated, as appropriate, to reflect the one-for-ten reverse stock split occurring at the close of business on September 22, 2004. See Note 9 for more information regarding the reverse stock split and additional amendments to the Company’s Certificate of Incorporation.

Fiscal Year — The Company operates on a 52 or 53-week fiscal year, ending on the last Saturday in December. The years ended December 25, 2004, December 27, 2003 and December 28, 2002 were reported as 52-week years.

Cash and Cash Equivalents — Cash includes cash equivalents consisting of highly liquid investments with an original maturity of ninety days or less.

Allowance for Doubtful Accounts — An allowance for doubtful accounts is calculated for the Company’s accounts receivable. A combination of historical and rolling bad debt rates are applied to the various receivables maintained by the Company to determine the amount of the allowance to be recorded. The Company also records additional specific allowances deemed necessary by management, based on known circumstances related to the overall receivable portfolio.

Inventories — Inventories consist principally of merchandise held for resale and are stated at the lower of cost or market. Cost, which is determined using the first-in, first-out (FIFO) method, includes the cost of the product as well as capitalized freight-in charges. Raw materials and work in process represented approximately 7% and 5% of the inventory balance as of December 25, 2004 and December 27, 2003, respectively. The Company considers slow moving inventory to be surplus and calculates a loss on the impairment as the difference between an individual item’s cost and the net proceeds anticipated to be received upon disposal. The Company utilizes various liquidation vehicles to dispose of aged inventory including special sale catalogs, sale sections within main catalogs, sale sections on the Company’s Internet websites, outlet stores and liquidations through off-price merchants. Such inventory is written down to its net realizable value if the expected proceeds of disposal are less than the cost of the merchandise.

Prepaid Catalog Costs — Prepaid catalog costs consist of direct response advertising costs related to catalog production and mailing. In accordance with Statement of Position 93-7, “Reporting on Advertising Costs,” these costs are deferred and amortized as selling expenses over the estimated period in which the sales related to such advertising are generated. Total catalog expense was $99.4 million, $99.0 million and $104.3 million for 2004, 2003 and 2002, respectively. These costs are included in Selling expenses in the Company’s Consolidated Statements of Income (Loss).

Depreciation and Amortization — Depreciation and amortization of property and equipment is computed on the straight-line method over the following lives: buildings and building improvements, 30-40 years; furniture, fixtures and equipment, 3-10 years; and leasehold improvements, over the estimated useful lives or the terms of the related leases, whichever is shorter. Repairs and maintenance are expensed as incurred.

Assets Held under Capital Leases — Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

Goodwill — The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized but reviewed for impairment if impairment indicators arise and, at a minimum, annually. The Company performs its annual impairment review during its second quarter each fiscal year. The fair value is determined using a combination of market and discounted cash flow approaches.

Impairment of Long-lived Assets — In accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), the Company reviews long-lived assets, other than goodwill, for impairment whenever events indicate that the carrying amount of such assets may not be fully recoverable. The Company performs a review, at a total company-wide level since the Company is viewed as one segment, of long-lived assets using a fair-value approach utilizing appraisals to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on fair value, which is generally based on discounted future cash flows.

Reserves and accruals related to loss contingencies, litigation and legal expenses — The Company accrues for potential litigation losses when management determines that it is probable that an unfavorable outcome will result and the loss is reasonably estimable in accordance with SFAS No. 5, “Accounting for Contingencies.” In addition, when a loss contingency is accrued pursuant to SFAS 5, the Company’s policy is to accrue for all of the related legal fees as contemplated in EITF D-77, “Accounting for Legal Costs Expected to Be Incurred in Connection with a Loss Contingency.” For the year ended December 30, 2000, the Company used estimates to determine the liability related to Rakesh Kaul’s claims regarding benefits to which he was entitled as a result of his resignation as CEO on December 5, 2000, which resulted in an accrual of $5.0 million. As part of the restatement as discussed in Note 2, the Company corrected two accounting errors related to the Rakesh Kaul liability.

Reserves related to the Company’s strategic business realignment program — The reserves established by the Company related to its strategic business realignment program include employee severance and related costs, facility exit costs and estimates primarily associated with the potential subleasing of leased properties which have been vacated by the Company. The overall reserves for leased properties that have been vacated by the Company are developed using estimates that include the potential ability to sublet leased but unoccupied properties, the length of time needed to obtain suitable tenants and the amount of rent to be received for the sublet. Real estate broker representations regarding current and future market conditions are sometimes used in estimating these items. See Note 5 for additional information regarding the reserves.

Reserves related to employee health and welfare claims — The Company maintains a self-insurance program related to losses and liabilities associated with employee health and welfare claims. Stop-loss coverage is held on both an aggregate and individual claim basis; thereby, limiting the amount of losses the Company will experience. Losses are accrued based upon estimates of the aggregate liability for claims incurred using the Company’s experience patterns. At December 25, 2004 and December 27, 2003, the Company had an accrued liability recorded in the amount of $0.6 million.

Employee Benefits — Vacation and Sick Compensation — During June 2003, the Company established and issued a new Company-wide vacation and sick policy to better administer vacation and sick benefits. For purposes of the policy, employees were converted to a fiscal year for earning vacation and sick benefits. Under the new policy, vacation and sick benefits are deemed earned and thus accrued ratably throughout the fiscal year and employees must utilize all vacation and sick earned by the end of the same year. Generally, any unused vacation and sick benefits not utilized by the end of a fiscal year will be forfeited. Before the establishment of this new policy, employees earned vacation and sick in the twelve months prior to the year that it would be utilized. The policy has been modified in certain locations to comply with state and local laws or written agreements. As a result of the transition to this new policy, the Company recognized a benefit of approximately $1.6 million in 2003. Approximately $0.8 million of both general and administrative expenses and operating expenses was reduced as a result of the recognition of this benefit for the year ended December 27, 2003.

Cost of Sales and operating expenses — Cost of sales and operating expenses in the Consolidated Statements of Income (Loss) include the cost of merchandise sold and merchandise delivery expenses in addition to fulfillment, telemarketing and information technology expenses. Merchandise delivery expenses consist of the cost to ship packages to the customer utilizing a variety of shipping services, as well as the cost of packaging the merchandise for shipment. Total merchandise postage expense for 2004, 2003 and 2002 was $36.5 million, $39.9 million and $41.6 million, respectively. These costs are recognized upon receipt of delivery by the customer and are included in Cost of sales and operating expenses in the Company’s Consolidated Statements of Income (Loss). The total costs deferred for shipments in transit for 2004 and 2003 were $1.8 million and $1.3 million, respectively.

General and administrative expenses — General and administrative expenses in the Consolidated Statements of Income (Loss) reflect payroll and benefit expenses for the catalog and corporate management personnel, costs associated with the New Jersey facilities as well as professional fees and other corporate expenses.

Stock-Based Compensation — The Company accounts for its stock-based compensation to employees using the fair value-based methodology under SFAS No. 123, “Accounting for Stock-Based Compensation.”

Income Taxes — The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach for financial accounting and reporting of income taxes. The provision for income taxes is based on income after adjustment for those temporary and permanent items that are not considered in the determination of taxable income. The gross deferred tax asset is the total tax benefit available from net operating loss carryovers and temporary differences. A valuation allowance is calculated, based on the Company’s projections of its future taxable income, to establish the amount of deferred tax asset that the Company is expected to utilize on a “more-likely-than-not” basis. A deferred tax liability represents future taxes that may be due arising from the reversal of temporary differences. In 2003, due to a number of factors, including the annual limitation on utilization of net operating losses caused by the Chelsey Direct, LLC (“Chelsey”) purchase of Richemont Finance, S.A.’s (“Richemont”) stockholdings in the Company during the year (see Note 8), and lower projections of taxable income for future years, the Company made a decision to fully reserve the remaining net deferred tax asset (the gross deferred tax asset net of the then existing valuation allowance and deferred tax liability) by increasing the valuation allowance and recorded an $11.3 million deferred income tax provision. At December 25, 2004, the Company’s net deferred tax asset remains fully reserved with no additional deferred income tax provision required.

Net Income (Loss) Per Share — Net income (loss) per share is computed using the weighted average number of common shares outstanding in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” Basic net income (loss) per common share is calculated by dividing net income (loss) available to common shareholders, reduced for participatory interests, by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of stock options and stock warrants. The computations of basic and diluted net income (loss) per common share are as follows (in thousands except per share amounts):

	December 25, 2004	December 27, 2003 As Restated	December 28, 2002 As Restated

Net income (loss)	$ 5,001	$ (20,060)	$ (10,909)
Less:
Preferred stock dividends	--	7,922	15,556
Earnings applicable to preferred stock	124	--	--

Net income (loss) applicable to common shareholders	$ 4,877	$ (27,982)	$ (26,465)

Basic net income (loss) per common share	$ 0.22	$ (1.94)	$ (1.91)

Weighted-average common shares outstanding	22,220	14,439	13,828

Diluted net income (loss)	$ 4,877	$ (27,982)	$ (26,465)

Diluted net income (loss) per common share	$ 0.18	$ (1.94)	$ (1.91)

Weighted-average common shares outstanding	22,220	14,439	13,828
Effect of Dilution:
Stock options	9	--	--
Stock warrants	4,786	--	--

Weighted-average common shares outstanding assuming dilution	27,015	14,439	13,828

Diluted net loss per common share excluded incremental weighted-average shares 20,979 and 93,318 for the years ended December 27, 2003 and December 28, 2002, respectively. These incremental weighted-average shares were related to employee stock options and were excluded due to their anti-dilutive effect.

Revenue Recognition

— Direct Commerce: The Company recognizes revenue for catalog and Internet sales at the time merchandise is received by the customer, net of estimated returns in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” Delivery and service charges billed to customers are also recognized as revenue at the time merchandise is received by the customer. The Company’s revenue recognition policy includes the use of estimates for the time period between shipment of merchandise by the Company and receipt of merchandise by the customer and the future amount of returns to be received on the current period’s sales. The Company accrues for expected future returns that relate to sales prior to the balance sheet date utilizing a combination of historical and current trends. During October 2003, the Company modified its returns policy, which previously allowed unlimited returns, by adopting a policy that limits returns to a maximum of ninety days after the sale of the merchandise.

— Membership Services: Customers may purchase memberships in a number of the Company’s Buyers’ Club programs for an annual fee. For memberships purchased during the following periods, certain of the Buyers’ Club programs contained a guarantee that the customer would receive discounts or savings, at least equal to the cost of his or her membership or we would refund the difference with a merchandise credit at the end of the membership period Silhouettes from July 1998 through March 2004; Domestications from April 2002 through March 2004; and Men’s Apparel from April 2003 through March 2004. In the first quarter of 2004, we identified a potential issue with the accounting treatment for Buyers’ Club memberships that contained a guarantee. At that time, an inappropriate conclusion was reached and during the third quarter of 2004, the issue was re-evaluated and we determined an error in the accounting treatment had occurred. The Company identified guarantee obligations to members of certain of the Company’s Buyers’ Club programs for its catalogs. The impact of the error resulted in the overstatement of revenues and the omission of the related liability for guarantee obligations. The proper accounting treatment was applied to all periods impacted including a calculation of the cumulative impact of the error on previously reported periods. See Note 2 for further explanation and amounts. Currently, and as reflected by the restatement of the

Company’s consolidated financial statements, for memberships purchased during the periods in which the Buyers’ Club memberships contained a guarantee, revenue net of actual cancellations was recognized on a monthly basis over the membership period subsequent to the end of the thirty-day cancellation period, with the revenue recognized equal to the lesser of the cumulative amount determined using the straight-line method or the actual benefit received by each customer as of the end of each period. For the Buyers’ Club memberships that did not contain a guarantee, revenue net of actual cancellations was recognized on a monthly basis over the membership period subsequent to the end of the thirty-day cancellation period, using the straight-line method. We also receive commission revenue related to our solicitation of the Vertrue membership programs. The Company receives a monthly commission based on the number of memberships sold with additional revenue recognized if certain program performance levels are attained for each fiscal year. The additional revenue is not recognized until the performance level is attained. We received commission revenue from the Magazine Direct magazine subscription program through May 2003 when the program was discontinued. The commission revenue recognized by the Company for the Magazine Direct magazine program was on a per-solicitation basis according to the number of solicitations made, with additional revenue recognized if the customer accepted the solicitation. Collectively, the amount of revenues the Company received from these sources was $10.3 million, or 2.5% of net revenues, $9.3 million, or 2.2% of net revenues, and $10.3 million, or 2.2% of net revenues in 2004, 2003 and 2002, respectively.

— B-to-B Services: Revenues from the Company’s e-commerce transaction services are recognized as the related services are provided. Customers are charged on an activity unit basis, which applies a contractually specified rate according to the type of transaction service performed. Revenues recorded from the Company’s B-to-B services were $20.8 million, or 5.2% of net revenues, $20.0 million, or 4.8% of net revenues, and $20.1 million, or 4.4% of net revenues, for 2004, 2003 and 2002, respectively.

— Financial Instruments: The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, short- and long-term debt (including the Wachovia Facility and excluding the Chelsey Facility) and capital lease obligations approximate fair value due to the short maturities of these instruments. The carrying amounts for long-term debt related to the Chelsey Facility are net of the remaining un-accreted debt discount of $11.8 million. The fair value of the long-term debt related to the Chelsey Facility is approximately equal to the gross amount outstanding under the facility of $20.0 million since the interest rate on this loan is a floating rate of 5.0% above the prime rate publicly announced by Wachovia.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, many of which had been previously classified as equity or between the liabilities and equity sections of the Consolidated Balance Sheet. The provisions of SFAS 150 were effective for financial instruments entered into or modified after May 31, 2003, and otherwise were effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS 150, which resulted in the reclassification of its Series B Participating Preferred Stock (“Series B Preferred”) to a liability rather than between the liabilities and equity sections of the Consolidated Balance Sheet. Based upon the requirements set forth by SFAS 150, this reclassification was subject to implementation beginning on June 29, 2003. Upon implementation of SFAS 150, the Company reflected subsequent increases in liquidation preference of the Series B Preferred as an increase in Total Liabilities with a corresponding reduction in capital in excess of par value, because the Company has an accumulated deficit. Accretion was recorded as interest expense. Net Income (Loss) Applicable to Common Shareholders and Net Income (Loss) Per Common Share remains unchanged in comparison with the Company’s classification of the instrument prior to June 29, 2003. On November 30, 2003, the Company and Chelsey consummated the transactions contemplated by a Recapitalization Agreement, dated as of November 18, 2003 under which the Company recapitalized, completed the reconstitution of its Board of Directors and outstanding litigation between the Company and Chelsey was settled (the “Recapitalization”). As part of the Recapitalization, the Company exchanged the Series B Preferred for Series C Preferred Stock, which was recorded at its maximum amount of the liquidation preference. Therefore, there have been no preferred stock dividends recorded since November 30, 2003. See Note 8 for additional information regarding the Recapitalization.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle. We are required to adopt the provisions of SFAS 154 effective January 1, 2006; however, early adoption is permitted. The Company is currently assessing the impact of the adoption of this Statement.

2. RESTATEMENT OF FINANCIAL STATEMENTS AND OTHER RELATED MATTERS

We have restated the consolidated financial statements for the fiscal years ended December 27, 2003 and December 28, 2002 in this Annual Report on Form 10-K. We have also restated the quarterly financial information for fiscal 2003 and the first two quarters of fiscal 2004 (collectively, the “Restatement”).

Buyers’ Club Program. In the first quarter of 2004, former management identified a potential issue with the accounting treatment of discount obligations due to members of certain of the Company’s buyers’ club programs, and at that time, an inappropriate conclusion regarding the accounting treatment was reached. During the third quarter of 2004, the issue was re-evaluated and we determined that an error in the accounting treatment had occurred. The impact of the error resulted in the overstatement of revenues and the omission of a liability related to the guarantee for discount obligations. The proper accounting treatment has been applied to all periods impacted including a calculation of the cumulative impact of the error on previously reported periods.

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

Kaul Accrual. During the year ended December 30, 2000, the Company estimated its liability related to Rakesh Kaul’s claims regarding benefits to which he was entitled as a result of his resignation as CEO on December 5, 2000. The accompanying consolidated financial statements contain a restatement related to the Kaul reserve that corrects two errors in the accounting treatment of the reserve. The first error identified was the premature reversal of the reserve in the fourth quarter of 2003 based upon the summary judgment decision in January 2004. As noted above, because this decision could be, and subsequently was, appealed, management has determined that the reversal was premature. The second error identified was the accounting for legal fees associated with litigating this claim. Due to the fact that the Kaul reserve was recorded prior to the initiation of litigation, the Company has determined that the appropriate basis of accounting for the legal fees related to the litigation would have been to treat such fees as period costs and, therefore, expensed as incurred. However, the Company had inappropriately recorded certain of these fees against the reserve as opposed to recording them as an expense in the income statement. As of December 25, 2004, the Company had accrued $4.5 million related to this matter. This accrual remained on the Company’s Consolidated Balance Sheet until the third quarter of 2005 when Kaul’s rights to pursue this claim expired.

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

The summary of the effects of the Restatement, inclusive of any tax implications, on the Company’s annual consolidated financial statements is as follows:

	Year ended December 27, 2003
	As Previously Reported	Buyers’ Club Adjustment	Revenue Recognition Adjustments	Kaul Accrual Adjustment	Customer Prepayments and Credit Adjustments	Other Accrual Adjustments	As Restated

	(In thousands, except per share amounts)
Inventories	$ 41,576	--	1,230	--	--	--	$ 42,806
Prepaid catalog costs	$ 11,808	--	677	--	--	--	$ 12,485
Other current assets	$ 3,951	--	288	--	--	--	$ 4,239
Total current assets	$ 73,952	--	2,195	--	--	--	$ 76,147
Deferred tax asset	$ 1,453	--	316	--	--	--	$ 1,769
Accounts payable	$ 41,880	--	--	--	--	862	$ 42,742
Accrued liabilities	$ 12,918	--	(184)	4,354	--	--	$ 17,088
Customer prepayments and credits	$ 5,485	1,897	3,230	--	867	--	$ 11,479
Deferred tax liability	$ 1,453	--	316	--	--	--	$ 1,769
Total current liabilities	$ 75,204	1,897	3,362	4,354	867	862	$ 86,546
Accumulated deficit	$ (494,791)	(1,897)	(851)	(4,354)	(867)	(862)	$ (503,622)
Total shareholders’ deficiency	$ (47,508)	(1,897)	(851)	(4,354)	(867)	(862)	$ (56,339)
Net revenues	$ 414,874	(899)	308	--	--	--	$ 414,283
Cost of sales and operating expenses	$ 261,118	--	179	--	--	--	$ 261,297
Selling expenses	$ 99,543	--	150	--	--	278	$ 99,971
General and administrative expenses	$ 42,080	--	4	3,297	114	48	$ 45,543
Income before interest and income taxes	$ 8,017	(899)	(25)	(3,297)	(114)	(326)	$ 3,356
Net loss and comprehensive loss	$ (15,399)	(899)	(25)	(3,297)	(114)	(326)	$ (20,060)
Net loss applicable to common shareholders	$ (23,321)	(899)	(25)	(3,297)	(114)	(326)	$ (27,982)
Net loss per share-basic and diluted	$ (1.62)	(0.06)	(0.00)	(0.23)	(0.01)	(0.02)	$ (1.94)

	Year ended December 28, 2002
	As Previously Reported	Buyers’ Club Adjustment	Revenue Recognition Adjustments	Kaul Accrual Adjustment	Customer Prepayments and Credit Adjustments	Other Accrual Adjustments	As Restated

	(In thousands, except per share amounts)
Accumulated deficit	$ (486,627)	(998)	(826)	(1,057)	(753)	(536)	$ (490,797)
Total shareholders’ deficiency	$ (58,841)	(998)	(826)	(1,057)	(753)	(536)	$ (63,011)
Net revenues	$ 457,644	(306)	(348)	--	--	--	$ 456,990
Cost of sales and operating expenses	$ 290,531	--	(148)	--	--	--	$ 290,383
Selling expenses	$ 105,239	--	(86)	--	--	295	$ 105,448
General and administrative expenses	$ 52,258	--	(4)	777	261	30	$ 53,322
Income (loss) before interest and income taxes	$ 138	(306)	(110)	(777)	(261)	(325)	$ (1,641)
Net loss and comprehensive loss	$ (9,130)	(306)	(110)	(777)	(261)	(325)	$ (10,909)
Net loss applicable to common shareholders	$ (24,686)	(306)	(110)	(777)	(261)	(325)	$ (26,465)
Net loss per share-basic and diluted	$ (1.79)	(0.02)	(0.01)	(0.05)	(0.02)	(0.02)	$ (1.91)

	Year ended December 29, 2001
	As Previously Reported	Buyers’ Club Adjustment	Revenue Recognition Adjustments	Kaul Accrual Adjustment	Customer Prepayments and Credit Adjustments	Other Accrual Adjustments	As Restated

	(In thousands)
Accumulated deficit	$ (477,497)	(692)	(716)	(280)	(492)	(211)	$ (479,888)
Total shareholders’ deficiency	$ (35,728)	(692)	(716)	(280)	(492)	(211)	$ (38,119)

The Restatement did not result in a change to the Company’s cash flows during the restated periods.

As further discussed below in Note 18, as a result of the Restatement, the Audit Committee of the Board of Directors hired independent outside counsel to assist with an investigation of certain of the matters relating to the restatements of the Company’s consolidated financial statements and other accounting-related matters. The Securities and Exchange Commission (“SEC”) also informed the Company that it was conducting an informal inquiry.

3. DIVIDEND RESTRICTIONS

The Company is restricted from paying dividends on its Common Stock or from acquiring its Common Stock by covenants contained in loan agreements to which the Company is a party.

4. DIVESTITURES

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

5. SPECIAL CHARGES

2004 Plan

On June 30, 2004 the Company announced its plan to consolidate the operations of the LaCrosse, Wisconsin fulfillment center and storage facility into the Roanoke, Virginia fulfillment center by June 30, 2005. The LaCrosse fulfillment center and storage facility were closed in June 2005 and August 2005 upon the expiration of their respective leases. The plan to consolidate operations was prompted by excess capacity at the Roanoke facility and the lack of sufficient warehouse space in the leased Wisconsin facilities to support the growth of The Company Store and reduce the overall cost structure of the Company. The Company substantially completed the consolidation of the Roanoke, Virginia fulfillment center by the end of June 2005. The Company has incurred approximately $0.6 million in facility exit costs through June 25, 2005. The Company accrued $0.5 million in severance and related costs during 2004 associated with the LaCrosse operations and the elimination of 149 full and part-time positions, of which 96 employees will be provided severance benefits by the Company. Since the consolidation of our fulfillment centers, our Roanoke fulfillment center has experienced lower productivity that has negatively impacted fulfillment costs and the Company’s overall performance.

On November 9, 2004, the Company decided to relocate its International Male and Undergear catalog operations to its offices in New Jersey. The Company completed the relocation on February 28, 2005. The relocation was done primarily to consolidate operations, reduce costs, and leverage its catalog expertise in New Jersey. The Company accrued $0.9 million in severance and related costs during the fourth quarter associated with the elimination of 32 California-based full-time equivalent positions. Since the relocation and consolidation of the Men’s apparel catalogs, the transition has negatively impacted the performance of the Men’s apparel catalogs in 2005.

Pursuant to and in conjunction with the above actions to reduce overhead costs, the Company eliminated an additional 15 full-time positions Company-wide, for which the Company accrued $0.3 million in severance and related costs during the fourth quarter of 2004.

2000 Plan

In December 2000, the Company began a strategic business realignment program that resulted in the recording of special charges for severance, facility exit costs and fixed asset write-offs. The actions related to the strategic business realignment program were taken in an effort to direct the Company’s resources primarily towards a loss reduction strategy and return to profitability.

In May 2002, the Company entered into an agreement with the landlord and the sublandlord to terminate its sublease of the Company’s closed 746,000 square foot warehouse and telemarketing facility located in Maumelle, Arkansas. The agreement provided for the payment by the Company to the sublandlord of $1.8 million. The Company’s previously established reserves for Maumelle, Arkansas were adequate based upon the terms of the final settlement agreement.

In 2002, special charges relating to the strategic business realignment program were recorded in the amount of $4.4 million. These charges consisted of $1.8 million of severance costs related to the Company’s strategic business realignment program, and $1.3 million of additional facility exit costs resulting from the integration of The Company Store and Domestications divisions. The remaining $1.3 million consisted primarily of a $0.4 million credit reflecting the reduction of the deferred rental liabilities applicable to the portions of the facilities previously included in the Company’s strategic business realignment program, and a $1.7 million charge in order to properly reflect the current marketability of such facilities in the rental markets.

In 2003, special charges were recorded in the amount of $1.3 million primarily for additional severance costs associated with the Company’s strategic business realignment program and to revise estimated losses related to sublease arrangements for Gump’s office facility in San Francisco, California, as a result of the loss of a subtenant, coupled with declining market values in that area of the country.

During 2004, special charge credits were recorded in the amount of $0.1 million. These credits consisted principally of reductions of estimated losses on the sublease arrangements for the office facility in San Francisco due to the acquisition of additional subtenants for the vacant space.

Plan Summary

At December 25, 2004, a current liability of approximately $2.5 million was included within Accrued Liabilities and a long-term liability of approximately $2.4 million was included within Other Non-Current Liabilities relating to future payments in connection with the Company’s 2000 and 2004 plans. They are expected to be satisfied no later than February 2010 and consist of the following (in thousands):

	Severance & Personnel Costs		Real Estate Lease & Exit Costs	Information Technology Leases
	2004 Plan	2000 Plan	2000 Plan	2000 Plan	Total

Balance at December 29, 2001	$ --	$ 2,546	$ 8,137	$ 373	$ 11,056
2002 expenses	--	1,817	2,952	--	4,769
Paid in 2002	--	(2,911)	(4,672)	(210)	(7,793)

Balance at December 28, 2002	$ --	$ 1,452	$ 6,417	$ 163	$ 8,032
2003 expenses	--	291	1,013	--	1,304
Paid in 2003	--	(1,538)	(1,841)	(163)	(3,542)

Balance at December 27, 2003	$ --	$ 205	$ 5,589	$ --	$ 5,794
2004 expenses	1,664	--	--	--	1,664
2004 revisions of previous estimate	--	(31)	(97)	--	(128)
Paid in 2004	(146)	(174)	(2,132)	--	(2,452)

Balance at December 25, 2004	$ 1,518	$ --	$ 3,360	$ --	$ 4,878

The following is a summary of the liability related to real estate lease and exit costs, by location, as of December 25, 2004 and December 27, 2003 and includes lease and exit costs related to the Gump’s operations that were sold on March 14, 2005 (in thousands):

	December 25, 2004	December 27, 2003

Gump’s facility, San Francisco, CA	$ 2,885	$ 3,788
Corporate facility, Weehawken, NJ	386	1,447
Corporate facility, Edgewater, NJ	68	261
Administrative and telemarketing facility, San Diego, CA	21	93

Total Real Estate Lease and Exit Costs	$ 3,360	$ 5,589

6. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 25, 2004	December 27, 2003 As Restated

Special charges	$ 2,460	$ 2,362
Reserve for future sales returns	1,985	1,981
Compensation and benefits	5,670	4,341
Income and other taxes	470	258
Litigation and other related accruals	5,023	4,554
Other	4,927	3,592

Total	$ 20,535	$ 17,088

7. DEBT

The Company has two credit facilities: a senior secured credit facility (the “Wachovia Facility”) provided by Wachovia National Bank, as successor by merger to Congress Financial Corporation (“Wachovia”) and a $20.0 million junior secured facility (the “Chelsey Facility”), provided by Chelsey Finance, LLC (“Chelsey Finance”), of which the entire $20.0 million was borrowed by the Company. Chelsey Finance is an affiliate of Chelsey, the Company’s principal shareholder.

Debt consists of the following (in thousands):

	December 25,	December 27,
	2004	2003

Wachovia facility:
Tranche A term loans – Current portion, interest rate of 5.5% in 2004 and 4.75% in 2003	$ 1,992	$ 1,992
Tranche B term loan – Current portion, interest rate of 13.0% in 2003	--	1,800
Revolver, interest rate of 5.5% in 2004 and 4.5% in 2003	14,408	8,997
Capital lease obligations – Current portion	290	679

Short-term debt	$ 16,690	$ 13,468

Wachovia facility:
Tranche A term loans – interest rate of 5.5% in 2004 and 4.75% in 2003	$ 2,985	$ 4,478
Tranche B term loan – interest rate of 13.0% in 2003	--	4,211
Chelsey facility – stated interest rate of 10.0% (5.0% above prime rate) in 2004	8,159	--
Capital lease obligations	52	353

Long-term debt	$ 11,196	$ 9,042

Total debt	$ 27,886	$ 22,510

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

Prior to the Chelsey Facility, there were two term loans outstanding, Tranche A and Tranche B, under the Wachovia Facility. The Tranche B term loan had a principal balance of approximately $4.9 million and bore interest at 13.0% when the Company used a portion of the proceeds of the Chelsey Facility to repay this loan on July 8, 2004. The Tranche A term loan had a principal balance of approximately $5.0 million as of December 25, 2004, of which approximately $2.0 million is classified as short term and approximately $3.0 million is classified as long term on the Consolidated Balance Sheet. The Tranche A term loan bears interest at 0.5% over the Wachovia prime rate and requires monthly principal payments of approximately $166,000.

The Revolver has a maximum loan limit of $34.5 million, subject to inventory and accounts receivable sublimits that limit the credit available to the Company’s subsidiaries, which are borrowers under the Revolver. The interest rate on the Revolver is currently 0.5% over the Wachovia prime rate. As of December 25, 2004, the interest rate on the Revolver was 5.5%.

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

Due to, among other things, the Restatement which resulted in the Company violating several financial covenants and the Company’s inability to timely file its periodic reports with the SEC, the Company was in technical default under the Wachovia and Chelsey Facilities. The Company has obtained waivers from both Wachovia and Chelsey Finance for such defaults.

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

Concurrent with the closing of the Chelsey Facility on July 8, 2004, the Company and Wachovia amended the Wachovia Loan Agreement in several respects including: (1) releasing certain existing availability reserves and removing the excess loan availability covenant that increased the Company’s availability by approximately $10.0 million, (2) reducing the amount of the maximum credit, the revolving loan limit and the inventory and accounts sublimits of the borrowers, and (3) permitting Chelsey Finance to have a junior secured lien on the Company’s assets. In addition, Wachovia consented to (a) the Company’s issuance to Chelsey Finance of the Common Stock Warrant and the Common Stock as described below, (b) the proposed reverse stock split of the Common Stock and the Company making cash payments to repurchase fractional shares, (c) certain amendments to the Company’s Certificate of Incorporation, and (d) the issuance by the Company of Common Stock to Chelsey as payment of a waiver fee. The Company paid Wachovia a $400,000 fee in connection with this amendment. This fee was recorded as a deferred charge on the Company’s Consolidated Balance Sheets and is being amortized over the three-year term of the amended Wachovia Facility.

2005 Amendments to Wachovia Loan Agreement

On March 11, 2005, Wachovia consented to the sale of Gump’s and Gump’s By Mail (collectively “Gump’s”). On March 11, 2005 the Wachovia Loan Agreement was amended to temporarily increase the amount of letters of credits that the Company could issue from $10.0 million to $13.0 million through June 30, 2005. The Company paid Wachovia a $25,000 fee in connection with this amendment.

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

Remaining availability under the Wachovia Facility as of December 25, 2004 was $14.0 million.

Chelsey Facility

On July 8, 2004, the Company closed on the Chelsey Facility, a $20.0 million junior secured credit facility with Chelsey Finance that was recorded net of a debt discount, at $7.1 million at issuance. The Chelsey Facility has a three-year term, subject to earlier maturity upon the occurrence of a change in control or sale of the Company (as defined), and carries a stated interest rate of 5.0% above the prime rate publicly announced by Wachovia. The financial and non-financial covenants contained in the Chelsey Facility mirror those in the Wachovia Facility except that the quantitative measures for the consolidated working capital and EBITDA covenants are 10.0% less restrictive and the consolidated net worth covenant is 5.0% less restrictive than the comparable financial covenants in the Wachovia Facility. The Chelsey Facility is secured by a second priority lien on substantially all of the assets of the Company. As part of this transaction, Chelsey Finance entered into an intercreditor and subordination agreement with Wachovia. At December 25, 2004, the amount recorded as debt on the Consolidated Balance Sheet is $8.2 million, net of the un-accreted debt discount of $11.8 million.

Under the original terms of the Chelsey Facility, the Company was obligated to make payments of principal of up to the full outstanding amount of the Chelsey Facility in each quarter, provided, among other things: (1) the aggregate amount of availability under the Wachovia Facility is at least $7.0 million, (2) the cumulative EBITDA for the four fiscal quarters immediately preceding the quarter in which the payment is made is at least $14.0 million, and (3) the aggregate amount of principal prepayments is no more than $2.0 million in any quarter. Subsequent to the closing of the Chelsey Facility, the Company and Chelsey Finance amended the Chelsey Facility to provide that the Company was not obligated to make principal payments prior to the July 8, 2007, except in the event of a change in control or sale of the Company. This resulted in the recorded amount of the Chelsey Facility plus the accreted cost of the debt discount (as described below) being classified as long term on the Company’s Consolidated Balance Sheets as of December 25, 2004.

In consideration for providing the Chelsey Facility to the Company, Chelsey Finance received a closing fee of $200,000 and a warrant (the “Common Stock Warrant”) with a fair value of $12.9 million, exercisable immediately and for a period of ten years to purchase 30.0% of the fully diluted shares of Common Stock of the Company (equal to 10,259,366 shares of Common Stock) at an exercise price of $0.01 per share. The closing fee of $200,000 was recorded as a deferred charge in other assets on the Company’s Consolidated Balance Sheets and is being amortized over the three-year term of the Chelsey Facility utilizing the interest-method. Because the issuance of the Common Stock Warrant was subject to shareholder approval, the Company initially issued a warrant to Chelsey Finance to purchase newly-issued Series D Participating Preferred Stock (“Series D Preferred”) that was automatically exchanged for the Common Stock Warrant on September 23, 2004 following receipt of shareholder approval.

In connection with the closing of the Chelsey Facility, Chelsey waived its blockage rights over the issuance of senior securities and received in consideration a waiver fee equal to 1.0% of the liquidation preference of the Series C Preferred, payable in 434,476 shares of Common Stock (calculated based upon the fair market value thereof two business days prior to the closing date). The $0.6 million waiver fee was recorded as a deferred charge within other assets on the Company’s Consolidated Balance Sheets and is being amortized over the remaining redemption period of the Series C Preferred utilizing the interest-method. After consideration of the waiver fee paid in Common Stock and the change in the par value of Common Stock (see Note 9), the Company’s Common Stock increased by less than $0.1 million and Capital in excess of par value increased by $0.6 million. Both the shares underlying the Common Stock Warrant and the shares issued in payment of the waiver fee are subject to an existing Registration Rights Agreement between the Company and Chelsey.

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

On July 8, 2004, approximately $4.9 million of the proceeds from the Chelsey Facility were used to repay the Tranche B Term Loan with the balance used to provide ongoing working capital for the Company, which has been used to reduce outstanding payables and increase inventory. The Chelsey Facility, together with the concurrent amendment of the Wachovia Facility, increased the Company’s liquidity by approximately $25.0 million.

In accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”), proceeds received from the sale of debt with detachable stock purchase warrants should be allocated to both the debt and warrants, with the portion allocable to the warrants to be accounted for as Capital in excess of par value of $7.1 million with the remaining portion classified as debt. The fair value of the Common Stock Warrant of $12.9 million was determined using the Black-Scholes option pricing model and is being treated as debt discount, which will be accreted as interest expense utilizing the interest method over the 36-month term of the Chelsey Facility. The assumptions used for the Black-Scholes option pricing model were as follows: risk-free interest rate of 4.5%, expected volatility of 80.59%, an expected life of ten years and no expected dividends. A summary of the debt relating to the Chelsey Facility is as follows (in thousands):

Amount Borrowed Under the Chelsey Facility	$ 20,000
Fair Value of Common Stock Warrant (Recorded as Capital in excess of par value)	(12,939)
Accretion of Debt Discount (Recorded as Interest Expense)	1,098

Balance at December 25, 2004	$ 8,159

The annual effective interest rate of the Chelsey Facility is approximately 62.7%. For the 52- weeks ended December 25, 2004, the Company has incurred approximately $0.9 million of interest expense and have made interest payments of approximately $0.8 million related to the Chelsey Facility.

General

At December 25, 2004, the aggregate future annual principal payments required on debt instruments (including capital lease obligations) are as follows (in thousands): 2005 — $16,690; 2006 — $2,039; 2007 — $20,998.

8. PREFERRED STOCK

Currently, the Company has one series of preferred stock outstanding, Series C Preferred. Chelsey holds all 564,819 outstanding shares of Series C Preferred which it acquired after a series of transactions that began with its May 19, 2003 acquisition of all of the Series B Participating Preferred Stock (“Series B Preferred”) from Richemont. The transactions leading up to Chelsey’s acquisition of the Series C Preferred and the terms of the Series C Preferred are summarized below.

Series A Cumulative Participating Preferred Stock and Series B Participating Preferred Stock

On August 24, 2000, the Company issued 1.4 million shares of newly created Series A Cumulative Participating Preferred Stock (“Series A Preferred”) to Richemont, the then holder of approximately 47.9% of the Company’s Common Stock, for $70.0 million. On December 19, 2001, the Company and Richemont agreed to exchange all of the outstanding shares of the Series A Preferred and 7,409,876 shares of the Common Stock held by Richemont for 1,622,111 shares of newly-created Series B Preferred. The effect of the exchange was to reflect the elimination of the Series A Preferred for the then $82.4 million carrying amount and the issuance of Series B Preferred in the amount of $76.8 million, which was equal to the aggregate liquidation preference of the Series B Preferred on December 19, 2001. In addition, the Common Stock’s $0.7 million par value repurchased by the Company and subsequently retired was reflected as a reduction of Common Stock, with an offsetting increase to capital in excess of par value. The Company recorded a net decrease in shareholders’ deficiency of $5.6 million as a result of the Richemont transaction. The shares of the Series A Preferred repurchased from Richemont represented all of the outstanding Series A Preferred. The Company filed a certificate in Delaware eliminating the Series A Preferred.

The Series B Preferred had a par value of $0.01 per share and a liquidation preference initially of $47.36 per share, increasing thereafter to a maximum of $86.85 per share in 2005.

The Company learned from filings made with the SEC that on May 19, 2003 Richemont sold to Chelsey all of its securities in the Company consisting of 2,944,688 shares of Common Stock and 1,622,111 shares of Series B Preferred for $40.0 million. The Company was not a party to the transaction and did not provide Chelsey with any material non-public information nor did the Company’s Board of Directors endorse the transaction. As a result of the transaction, Chelsey succeeded to Richemont’s rights in the Common Stock and the Series B Preferred, including the rights of the Series B Preferred holder to a liquidation preference that was equal to approximately $98.2 million on May 19, 2003, the date of the sale by Richemont, and that could have increased to a maximum of approximately $146.2 million on August 23, 2005, the final Series B Preferred redemption date.

Recapitalization Agreement

On November 30, 2003, the Company and Chelsey consummated the transactions contemplated by a Recapitalization Agreement, dated as of November 18, 2003 under which the Company recapitalized, the Company completed the reconstitution of its Board of Directors and outstanding litigation between the Company and Chelsey was settled. As part of the Recapitalization, the Company exchanged all of Chelsey’s Series B Preferred for 564,819 shares of newly created $0.01 par value Series C Preferred and 8,185,783 shares of Common Stock. The Company filed a certificate in Delaware eliminating the Series B Preferred.

Effective upon the closing of the transactions contemplated by the Recapitalization Agreement, the size of the Board of Directors was increased to nine members. For a period of two years from the closing of the Recapitalization, five of the nine directors of the Company were to be designated by Chelsey and one was to be designated by Regan Partners, L.P. Effective July 30, 2004, Basil Regan, the general partner of Regan Partners, L.P. and its designee to the Board of Directors, resigned from the Board of Directors. Regan Partners, L.P. held the right to appoint a designee to the Company’s Board of Directors until the January 10, 2005 sale of Common Stock held by Regan Partners, L.P., Regan International Fund Limited and Basil Regan to Chelsey.

Because the Series B Preferred was mandatorily redeemable and thus accounted for as a liability pursuant to SFAS 150, the Company accounted for the exchange of the 1,622,111 shares of Series B Preferred for the 564,819 shares of Series C Preferred and the 8,185,783 shares of Common Stock in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” As such, the $107.5 million carrying value of the Series B Preferred as of the consummation date of the exchange was compared with the fair value of the Common Stock of approximately $19.6 million issued to Chelsey as of the consummation date and the total maximum potential cash payments of approximately $72.7 million that could be made pursuant to the terms of the Series C Preferred. Since the carrying value, net of issuance costs of approximately $1.3 million, exceeded these amounts by approximately $13.9 million, pursuant to SFAS No. 15, such excess was determined to be a “gain” and the Series C Preferred was recorded at the amount of total potential cash payments (including dividends and other contingent amounts) that could be required pursuant to its terms. Because Chelsey was a significant stockholder at the time of the exchange and, as a result, a related party, the “gain” was recorded to “Capital in Excess of Par Value” within “Shareholders’ Deficiency” on the accompanying Consolidated Balance Sheets.

Series C Preferred

The Series C Preferred holders are entitled to one hundred votes per share on any matter on which the Common Stock votes and are entitled to one hundred votes per share plus that number of votes equal to the dollar value of any accrued, unpaid and compounded dividends with respect to such share. The holders of the Series C Preferred are also entitled to vote as a class on any matter that would adversely affect such Series C Preferred. In addition, if the Company defaults on its obligations under the Certificate of Designations, the Recapitalization Agreement or the Wachovia Facility, then the holders of the Series C Preferred, voting as a class, shall be entitled to elect twice the number of directors as comprised the Board of Directors on the default date, and such additional directors shall be elected by the holders of record of Series C Preferred as set forth in the Certificate of Designations.

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

The Series C Preferred may be redeemed in whole and not in part, except as set forth below, at the option of the Company at any time for the liquidation preference and any accrued and unpaid dividends (the “Redemption Price”). The Series C Preferred, if not redeemed earlier, must be redeemed by the Company on January 1, 2009 (the “Mandatory Redemption Date”) for the Redemption Price. If the Series C Preferred is not redeemed on or before the Mandatory Redemption Date, or if other mandatory redemptions are not made, the Series C Preferred will be entitled to elect one-half of the Company’s Board of Directors. Notwithstanding the foregoing, the Company will redeem the maximum number of shares of Series C Preferred as possible with the net proceeds of certain asset and equity sales not required to be used to repay Wachovia pursuant to the terms of the Wachovia Loan Agreement, and Chelsey will be required to accept such redemptions. At the Company’s request, Chelsey agreed to permit the Company to apply the sales proceeds from the sale of Gump’s to reduce the Wachovia Facility. Chelsey retained the right to require redemption of approximately $6.9 million (the Gump’s sales proceeds available for redemption) of the Series C Preferred subject to Wachovia’s approval.

9. CAPITAL STOCK

General — At December 25, 2004 there were 22,426,296 shares of Common Stock issued and outstanding. Additionally, an aggregate of 1,318,883 and 10,259,366 shares of Common Stock were reserved for issuance pursuant to the exercise of outstanding options and common stock warrants, respectively, at December 25, 2004. After its January 10, 2005 purchase of an aggregate of 3,799,735 shares of Common Stock formerly held by Regan Partners, L.P., Regan International Fund Limited and Basil Regan, which was reported in an SEC filing, Chelsey and related affiliates beneficially owned approximately 69% of the issued and outstanding Common Stock and approximately 75% of the Common Stock after giving effect to the exercise of all outstanding options and warrants to purchase Common Stock beneficially owned by Chelsey. In addition, Chelsey is holder of all of the Company’s Series C Preferred. Including the Series C Preferred and outstanding options and warrants (after giving effect to the exercise of all outstanding options and warrants) beneficially owned by Chelsey, Chelsey maintains approximately 91% of the voting rights of the Company. Effective July 30, 2004, Basil Regan resigned from the Board of Directors and continued to hold the right to appoint a designee to the Company’s Board of Directors until the January 10, 2005 sale of Common Stock held by Regan Partners, L.P., Regan International Fund Limited and Basil Regan to Chelsey.

Recapitalization — On November 30, 2003 as part of the Recapitalization, the Company issued 8,185,783 shares of Common Stock to Chelsey.

Reverse Stock Split — At the 2004 Annual Meeting of Shareholders of the Company held on August 12, 2004, the Company’s shareholders approved a one-for-ten reverse stock split of the Common Stock that became effective at the close of business on September 22, 2004. The number of shares of Common Stock in these consolidated financial statements and footnotes have been adjusted to take into account the effect of the reverse stock split.

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

Retirement of Treasury Stock — The Company approved the retirement of the Company’s 212,093 treasury shares on November 16, 2004. Pursuant to the Delaware General Corporation Law, such shares will assume the status of authorized and unissued shares of Common Stock of the Company.

Dividend Restrictions — The Company is restricted from paying dividends on its Common Stock or from acquiring its Common Stock under the Wachovia and Chelsey Facilities.

10. MANAGEMENT AND COMPENSATION

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

The Employment Agreement provides for a lump sum change in control payment equal to 200% of Mr. Garten’s annual salary if a change in control occurs during the term. The Employment Agreement also provides for eighteen months of severance payments if Mr. Garten is not otherwise entitled to change in control benefits and (i) is terminated without cause or terminates his employment for good reason (as both terms are defined in the Employment Agreement) during the term or (ii) his Employment Agreement is not renewed.

Shull Employment and Severance Agreement. Thomas Shull, the Company’s prior Chief Executive Officer, resigned from the Company on May 5, 2004. Mr. Shull and the Company executed a General Release and Separation Agreement dated effective as of May 5, 2004 which provided for the Company to pay Mr. Shull $900,000 of severance in lieu of any other benefits provided for in the Employment Agreement dated September 1, 2002, as amended (the “Shull Employment Agreement”). The severance was paid with a $300,000 lump sum on execution and the balance in biweekly installments that were completed in 2004. The Company also agreed to pay for eighteen months of COBRA coverage for Mr. Shull.

Prior to his resignation, Mr. Shull was employed pursuant to the Shull Employment Agreement which provided for an $855,000 base salary and had term expiring on March 31, 2006. Mr. Shull was a participant in the Company’s Key Executive Eighteen Month Compensation Continuation Plan (the “Change of Control Plan”) and its transaction bonus program. The Recapitalization was a change in control under the Change in Control Plan and therefore the Company paid Mr. Shull $1,350,000 in 2003. The Company also paid Mr. Shull $450,000 under the transaction bonus program in 2003. Mr. Shull received $450,000 in 2002 related to the terms of his agreement.

Chief Operating Officer

Michael Contino, the Company’s Executive Vice President and Chief Operating Officer, is employed pursuant to a October 29, 2002 letter agreement. Under the letter agreement, Mr. Contino is to receive an annual salary of $387,000 and is entitled to participate in the Company’s bonus plan for executives, as established by the Board of Directors. Mr. Contino was awarded options to purchase 100,000 shares under the 2000 Management Stock Option Plan. Under the agreement, if Mr. Contino is terminated other than “for cause” or terminates his employment for “good reason” (as those terms are defined in the agreement), he is entitled to eighteen months of severance pay and health benefits. Mr. Contino was a participant in the Company’s 18 month change in control plan and was entitled to a Transaction Bonus equal to half of his base salary on a change in control. Mr. Contino was paid the Transaction Bonus following the Recapitalization in 2003. In addition, in January 1998, the Company made a $75,000 non interest-bearing loan to Mr. Contino for the purchase by Mr. Contino of a new principal residence. The terms of the loan agreement, as amended, included a provision for the Company to forgive the original amount of the loan on the fifth anniversary of the loan. The Company forgave the loan in accordance with its terms in January 2003 and paid the applicable withholding taxes of $64,063.

Chief Financial Officer

On April 4, 2005 John W. Swatek joined the Company as its Senior Vice President, Chief Financial Officer and Treasurer. Mr. Swatek will report directly to the Company’s Chief Executive Officer. Under the March 15, 2005 Employment Agreement between the Company and Mr. Swatek, Mr. Swatek will be paid an annual salary of $270,000 and has been granted options to acquire 50,000 shares of the Company’s common stock pursuant to its 2000 Management Stock Option Plan. All of the options have an exercise price of $0.81 per share, the Common Stock’s average closing price for the ten trading days preceding the grant date and the ten trading days after the grant date. One third of the options vested upon execution of the Employment Agreement and the balance will vest in two equal annual installments over the next two years on the anniversary of the original grant date, subject to earlier vesting in the event of a change in control of the Company (as that term is defined in the Employment Agreement). Mr. Swatek will be entitled to participate in the Company’s bonus plan for executives. The Employment Agreement expires on May 6, 2006 and provides for a sign-on bonus of up to $25,000 to the extent his bonus from his prior employer was reduced as a result of his decision to join the Company. The Company paid Mr. Swatek $17,208 under this provision.

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

Mr. Blue’s employment with the Company was terminated effective March 8, 2005 and the Company reported in a Current Report on Form 8-K that he had resigned voluntarily. The Company and Mr. Blue were unable to agree on the terms of his voluntary resignation and the Company notified Mr. Blue that his employment had been terminated for cause.

General Counsel

On January 31, 2005, the Company appointed Daniel J. Barsky as its Senior Vice President and General Counsel. Under a letter agreement with the Company, Mr. Barsky will be paid an annual salary of $265,000 and was granted options to purchase 50,000 shares of Common Stock. One third of the options vested on February 17, 2005 and the balance will vest in two equal annual installments over the next two years on the anniversary of the original grant date, subject to earlier vesting in the event of a change in control of the Company. All of the options have an exercise price of $1.03 per share, the Common Stock’s average closing price for the ten trading days preceding the grant date and the ten trading days after the grant date. Mr. Barsky will be entitled to participate in the Company’s bonus plan for executives. The agreement also provides for six months of severance payments if Mr. Barsky is terminated without cause or terminates his employment for good reason. Mr. Barsky was appointed as the Company’s Secretary on March 7, 2005.

Other Severance and Compensation Related Agreements

Charles F. Messina. During September 2002, Charles F. Messina resigned as Executive Vice President, Chief Administrative Officer and Secretary of the Company. In connection with his resignation, the Company and Mr. Messina entered into a September 30, 2002 severance agreement providing for payments of $884,500 and other benefits which were accrued in the fourth quarter of 2002.

Brian C. Harriss. Effective February 15, 2004, the Company eliminated Mr. Harriss’ position as Executive Vice President, Finance and Administration, as part of its ongoing strategic business realignment program. Mr. Harriss and the Company entered into a severance agreement providing for payments of $545,000, as well as other benefits that were accrued and paid in the first quarter of 2004. Mr. Harriss also received a payment of $61,091 under the Company’s 2003 Management Incentive Plan.

William C. Kingsford. William C. Kingsford, the Company’s Senior Vice President Treasury and Control (Corporate Controller) resigned from the Company effective September 22, 2004. In connection with his resignation, the Company and Mr. Kingsford entered into a Separation Agreement and General Release under which the Company agreed to pay him severance at his then current salary of $200,000, payable over the shorter of one year following resignation or the date Mr. Kingsford secured a new job. The Company paid Mr. Kingsford one year of severance payments.

Compensation Continuation Agreements. The Company has entered into and established a number of compensation continuation agreements and programs (some of which were included in employment agreements and transaction bonus letters) for its executives and its non-employee directors. In general, the plans provided that a plan participant whose employment is terminated other than for cause or for a resignation without good reason within two years of a change in control is entitled to change in control benefits. These benefits for the plans applicable to employees included payments equal to eighteen months, twelve months or six months (depending on the level of the plan participant) of salary and COBRA benefits and outplacement services.

The Board of Directors determined that the November 30, 2003 recapitalization was a change in control for purposes of the plans and that the plans would be maintained solely for persons who were plan participants on that date and who became eligible for plan benefits within two years thereafter. As of December 25, 2004, the potential maximum salary payout was $6.5 million.

During 2005 and before the November 30, 2005 termination of the plans, the Company terminated the employment of three plan participants but denied them benefits because the terminations had been “for cause.” A fourth plan participant resigned and sought plan benefits on the grounds that she had resigned for good reason. The Company denied her benefits as well. Each of the former employees has commenced an action against the Company seeking post employment benefits and/or compensatory and punitive damages and legal fees. As of December 1, 2005, the plans were terminated and no further benefits were available.

In December 2003, Messrs. Shull, Harriss and Contino received payments of $450,000, $168,500 and $193,500, respectively, under their “single trigger” change in control plans. On December 18, 2003, each of the eight non-employee directors (Messrs. Brown, James, Krushel, Sonnenfeld, Masson, Regan, Garten and Edelman) received an $87,000 payment under the terms of the Directors Change of Control Plan. No other plan participants received change in control payments in 2003 and five triggered change in control benefits in 2004 totaling $1,194,257 (excluding the Shull Severance Agreement). Of these five, three received payments in 2004 totaling $772,257 and two in 2005 totaling $422,000.

Salary Reduction. The Company effected salary reductions of 5.0% of base pay for participants in its 2003 Management Incentive Plan, including Executive Officers, effective with the pay period starting August 3, 2003. These salary reductions were restored at or below the Vice-President levels on March 28, 2004 and levels above Vice-President on August 1, 2004.

Summary of Severance Costs. For the year ended December 25, 2004, the Company agreed to pay termination benefits to eight director level and above positions (including the Shull Severance Agreement and five change in control benefits, excluding positions eliminated due to the International Male and Undergear relocation). These costs totaled $2.6 million, of which $0.8 million was recorded during the 1st quarter of 2004, $0.9 million recorded during the 2nd quarter of 2004, $0.3 million during the third quarter of 2004 and $0.6 million in the fourth quarter of 2004. The Company recorded costs relating to termination benefits for director level and above positions of $1.5 million and $1.6 million for the years ended December 27, 2003 and December 28, 2002, respectively.

11. EMPLOYEE BENEFIT PLANS

The Company maintains two defined contribution 401(k) plans that are available to all employees of the Company. The Company matches a percentage of employee contributions to the plans up to $13,000. Matching contributions for both plans was $0.5 million for each of the fiscal years 2004, 2003 and 2002.

12. INCOME TAXES

On May 19, 2003 the Company had a change in control, as defined by Internal Revenue Code Section 382, which places an annual limit of $3.0 million on the utilization of the Company’s Federal income tax net operating loss (“NOLs”) carryovers and alternative minimum tax net operating loss (“AMT NOLs”) carryovers that existed prior to the change in control date. The unused portion of the $3.0 million annual limitation for any year may be carried forward to succeeding years to increase the annual limitation for those succeeding years. In addition to the Section 382 annual limit, the utilization of AMT NOLs in any year is further limited to 90% of that year’s Federal alternative minimum taxable income. The annual Section 382 limit, discussed above, may be increased, under certain circumstances, up to the amount of net unrealized built-in gains that existed on the change in control date, which are recognized within five years of that date. The Company does not have any transactions, in the foreseeable future, that would enable it to realize any net built-in gains within the requisite period.

At December 25, 2004, the Company’s NOLs and AMT NOLs significantly exceeded the maximum utilizable pursuant to the above limits. The Company estimates that maximum utilizable carryforwards consist of $54.3 million of NOLs and AMT NOLs, expiring between 2019 and 2023, subject to a $3.0 million annual limitation under Section 382 and $1.1 million of NOLs and $1.2 million of AMT NOLs, both expiring in 2023, not subject to such limitation.

SFAS 109 requires management to assess the realizability of the Company’s deferred tax assets. Realization of the future tax benefits is dependent, in part, on the Company’s ability to generate taxable income within the carry forward period and the periods in which net temporary differences reverse. Future levels of operating income and taxable income are dependent upon general economic conditions, competitive pressures on sales and margins, postal and other delivery rates, and other factors beyond the Company’s control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of NOLs and reversals of temporary differences. Management believes that the $5.5 million deferred tax asset (excluding the $5.5 million deferred tax liability), as of December 25, 2004, represents a “more-likely-than-not” estimate of the future utilization of the NOLs and the reversal of temporary differences. The valuation allowance decreased by $1.3 million in 2004 and increased by $108.6 million in 2003. Management will continue to routinely evaluate the likelihood of future profits and the necessity of future adjustments to the valuation allowance.

The Company’s Federal income tax provision consists of $0.1 million of current income taxes for 2004, $11.3 million of deferred income tax for 2003 and $3.7 million of deferred income tax for 2002. The Company’s current state income tax provision was $28,000 in 2004, $28,000 in 2003 and $91,000 in 2002.

The Company has adjusted the calculation of its deferred tax assets and liabilities as of December 27, 2003 to also consider the effect of deferred state income taxes as of that date, in addition to calculating deferred taxes on only those NOL carryforwards that may be utilizable in the future. These adjustments resulted in a decrease of the deferred tax assets and liabilities by $0.8 million and $0.8 million, respectively, as of December 27, 2003. As the Company’s net deferred tax asset had a full valuation allowance at that date, there was no impact on the Company’s financial position, cash flows or operating results for this change.

The components of the net deferred tax asset at December 25, 2004 and December 27, 2003 are as follows (in millions):

	2004			2003 As Restated
	Current	Non- Current	Total	Current	Non- Current	Total
Deferred Tax Assets Federal and state tax NOL, alternative minimum tax and business tax credit carry forwards	$ 1.4	$ 20.1	$ 21.5	$ 2.4	$ 21.0	$ 23.4
Allowance for doubtful accounts	0.5	—	0.5	0.4	—	0.4
Property and equipment	—	4.0	4.0	—	4.0	4.0
Mailing lists and trademarks	—	0.3	0.3	—	0.4	0.4
Accrued liabilities	4.7	—	4.7	3.2	—	3.2
Customer prepayments and credits	4.6	—	4.6	3.8	—	3.8
Deferred rent credits	0.7	1.3	2.0	1.0	1.8	2.8

Total	11.9	25.7	37.6	10.8	27.2	38.0
Valuation allowance	10.2	21.9	32.1	9.5	23.9	33.4

Deferred tax asset, net of valuation allowance	1.7	3.8	5.5	1.3	3.3	4.6

Deferred Tax Liabilities Inventories	(0.3)	—	(0.3)	(0.2)	—	(0.2)
Prepaid catalog costs	(3.5)	—	(3.5)	(2.7)	—	(2.7)
Other current assets	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Excess of net assets of acquired business	—	(1.5)	(1.5)	—	(1.5)	(1.5)
Other	—	(0.1)	(0.1)	(0.1)	—	(0.1)

Deferred tax liability	(3.9)	(1.6)	(5.5)	(3.1)	(1.5)	(4.6)

Net deferred tax (liability) asset	$ (2.2)	$ 2.2	$ 0.0	$ (1.8)	$ 1.8	$ 0.0

The Company’s effective tax rate for the three fiscal years presented differs from the Federal statutory income tax rate due to the following:

	2004 Percent of Pre-tax Income	2003 Percent of Pre-tax Loss As Restated	2002 Percent of Pre-tax Loss As Restated
Tax expense (benefit) at Federal statutory rate	35.0%	(35.0)%	(35.0)%
State and local taxes, net of Federal benefit	0.3	0.2	0.8
Permanent differences:
$1 million salary limit and stock option compensation	1.2	16.0	15.0
Non-deductible interest expense on Series B Preferred Stock	—	29.0	—
Other permanent differences	0.8	(1.0)	2.0
Change in valuation allowance	(33.9)	120.5	70.5

Tax expense at effective tax rate	3.4%	129.7%	53.3%

13. LEASES

The Company is the lessee under certain leases that require it to pay real estate taxes and common area maintenance by the Company. Most leases are accounted for as operating leases and include various renewal options with specified minimum rentals. Rental expense for operating leases, net of sublease income, was as follows (in thousands):

	Year Ended
	2004	2003	2002
Rent expense by lease type:
Land and building	$ 4,626	$ 4,798	$ 4,682
Computer equipment	362	1,359	3,516
Plant, office and other	336	548	446

Rent expense	$ 5,324	$ 6,705	$ 8,644
Sublease income	—	—	(53)

Net rent expense	$ 5,324	$ 6,705	$ 8,591

The amounts above include the net minimum rentals for the Gump’s operations of (in thousands) $1,428, $1,526 and $1,567 for 2004, 2003 and 2002, respectively.

Future minimum lease payments as of December 25, 2004 under non-cancelable operating leases, by lease type are as follows (in thousands):

Year Ending	Land and Buildings	Computer Equipment	Plant, Office and Other	Total
2005	$ 3,056	$ 130	$ 208	$ 3,394
2006	1,963	9	74	2,046
2007	1,720	—	38	1,758
2008	1,676	—	24	1,700
2009	1,668	—	—	1,668
Thereafter (extending to 2015)	278	—	—	278
Total future minimum lease payments	$ 10,361	$ 139	$ 344	$ 10,844

The amounts above include the future commitments of non-cancelable operating leases for the Gump’s operations of (in thousands) $8,585 for Land and Buildings and $95 for Plant, Office and Other.

On February 12, 2005, the Company entered into a ten-year lease extension and modification for 50,000 square feet of the 85,000 square feet previously leased for our corporate headquarters and administrative offices located in Weehawken, New Jersey. Effective June 2005, the annual rent is approximately $1,075,000 for the first five years of the extension, and increases to an annual rent of approximately $1,175,000 during the final five years. These amounts are not reflected in the table above.

Effective October 1, 2005, the Company entered into a one-year lease for auxiliary warehouse storage space in Salem, Virginia. The lease provides for an annual rental of $477,000 for 212,000 square feet of space. An additional 90,880 square feet of space in the same facility is being leased on a month-to-month basis at a monthly rental of $15,147. These amounts are not reflected in the table above.

The Company leases certain machinery and equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheet in Furniture, fixtures and equipment and was $1,506,512 at both December 25, 2004 and December 27, 2003. Accumulated amortization of the leased equipment at December 25, 2004 and December 27, 2003 was $1,139,155 and $434,509, respectively. The future minimum lease payments as of December 25, 2004 are as follows (in thousands):

Year Ending	Total
2005	$ 305
2006	49
2007	4

Total minimum lease payments	$ 358
Less:
Amount representing interest computed at annual
rates ranging from 7.5% to 9.0%	(16)

Present value of net minimum lease payments	342
Less:
Current maturities of capital lease obligations	(290)

Long-term capital lease obligations	$ 52

The Company has established reserves for certain future minimum lease payments under noncancelable operating leases due to the restructuring of business operations which previously utilized such leased space. The future commitments under such leases, net of related sublease income under noncancelable subleases, as of December 25, 2004 are as follows (in thousands):

Year Ending	Minimum Lease Commitments	Sublease Income	Net Lease Commitments
2005	$ 1,624	$ (785)	$ 839
2006	1,002	(581)	421
2007	1,002	(469)	533
2008	1,003	(292)	711
2009	1,003	(296)	707
Thereafter (extending to 2010)	167	(49)	118

Total minimum lease payments	$ 5,801	$ (2,472)	$ 3,329

The amounts above include the future commitments under noncancelable operating leases, net of related sublease income under noncancelable subleases, for the Gump’s operations of (in thousands) $5,179 of minimum lease commitments less $2,275 of sublease income for a net lease commitment of $2,904.

The future minimum lease payments under non-cancelable leases that remain from the Company’s discontinued restaurant operations as of December 25, 2004 are as follows (in thousands):

Year Ending	Minimum Lease Payments	Sublease Income
2005	357	(329)
2006	72	(100)

Total minimum lease payments	$ 429	$ (429)

14. STOCK-BASED COMPENSATION PLANS

The Company has established several stock-based compensation plans for the benefit of its officers and employees. As discussed in the Summary of Significant Accounting Policies, the Company applies the fair-value-based methodology of SFAS No. 123 and, accordingly, has recorded stock compensation expense of $0.2 million, $1.1 million and $1.3 million for 2004, 2003 and 2002, respectively. The information below details each of the Company’s stock compensation plans, including any changes during the years presented.

1999 Stock Option Plan for Directors — In August 1999, the Board of Directors adopted the 1999 Stock Option Plan for Directors providing options to purchase shares of Common Stock to certain non-employee directors (the “Directors’ Option Plan”). The Company’s shareholders ratified the Directors’ Option Plan at the 2000 Annual Meeting of Shareholders. Under the Directors’ Option Plan, the Company may grant stock options to purchase up to 70,000 shares of Common Stock to eligible directors at an exercise price equal to the fair market value as of the grant date. An eligible director received an initial stock option grant to purchase 5,000 shares of Common Stock as of the effective date of his/her initial appointment or election to the Board of Directors. Furthermore, on each Award Date, defined as August 4, 2000 or August 3, 2001, eligible directors were granted options to purchase an additional 1,000 shares of Common Stock. Stock options granted have terms not to exceed ten years and shall be exercisable in accordance with the terms and conditions specified in each option agreement. In addition, options became exercisable over three years from the grant date. Option holders may pay for shares purchased on exercise in cash or Common Stock.

The following table summarizes information concerning the options outstanding, granted and the weighted average exercise prices of options granted under the Directors’ Option Plan:

1999 Stock Option Plan for Directors

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding, beginning of period	42,000	$ 16.15	42,000	$ 16.15	37,000	$ 17.82
Granted	—	—	—	—	5,000	3.80
Exercised	—	—	—	—	—	—
Forfeited	(35,000)	$ 15.68	—	—	—	—

Options outstanding, end of period	7,000	$ 18.50	42,000	$ 16.15	42,000	$ 16.15

Options exercisable, end of period	7,000	$ 18.50	36,667	$ 17.98	31,667	$ 20.15

Weighted average fair value of options granted	$ —		$ —		$ 2.90

The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model. The weighted average assumptions for grants in 2002 under the Directors’ Option Plan were as follows: risk-free interest rate of 4.70%, expected volatility of 89.28%, expected life of six years, and no expected dividends.

The following table summarizes information about stock options outstanding at December 25, 2004 under the 1999 Stock Option Plan for Directors:

1999 Stock Option Plan for Directors

	Options Outstanding			Options Exercisable

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 2.00	1,000	0.25	$ 2.00	1,000	$ 2.00
$ 10.00	1,000	0.25	$ 10.00	1,000	$ 10.00
$ 23.50	5,000	0.25	$ 23.50	5,000	$ 23.50

	7,000	0.25	$ 18.50	7,000	$ 18.50

2002 Stock Option Plan for Directors — In 2002, the Board of Directors adopted the 2002 Stock Option Plan for Directors providing options to purchase shares of Common Stock of the Company to certain non-employee directors (the “2002 Directors’ Option Plan”). Under the 2002 Directors’ Option Plan, the Company may issue options to eligible directors to purchase up to 90,000 shares of Common Stock at an exercise price equal to the fair market value as of the grant date. An eligible director received an initial option grant to purchase 5,000 shares of Common Stock as of the effective date of his/her initial appointment or election to the Board of Directors. On each Award Date, defined as August 2, 2002, August 1, 2003, or August 3, 2004, eligible directors were granted options to purchase additional shares of Common Stock. On August 2, 2002, each eligible director was granted options to purchase an additional 2,500 shares of Common Stock. For the August 1, 2003 and August 3, 2004 Award Dates, each eligible director was granted options to purchase an additional 3,500 shares of Common Stock. Stock options granted have terms of ten years and shall vest and become exercisable over three years from the grant date; however, due to the Recapitalization on November 30, 2003, certain options vested and became exercisable immediately. Option holders may pay for shares purchased on exercise in cash or Common Stock.

The following table summarizes information concerning the options outstanding, granted, forfeited and the weighted average exercise prices of options granted under the 2002 Directors’ Option Plan:

2002 Stock Option Plan for Directors

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding, beginning of period	71,000	$2.40	10,000	$ 2.30	—	$ —
Granted	26,000	1.60	61,000	2.41	10,000	2.30
Exercised	—	—	—	—	—	—
Forfeited	(31,500)	2.49	—	—	—	—

Options outstanding, end of period	65,500	$2.04	71,000	$ 2.40	10,000	$ 2.30

Options exercisable, end of period	36,167	$2.35	47,167	$ 2.39	—	$ —

Weighted average fair value of options granted	$ 1.11		$ 1.83		$ 1.56

The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model. The weighted average assumptions for grants in 2004, 2003 and 2002 under the 2002 Directors’ Option Plan were as follows: risk-free interest rate of 3.30%, 3.64% and 3.76%, respectively, expected volatility of 99.68%, 90.74% and 89.36%, respectively, expected life of four, six, and six years, respectively, and no expected dividends.

The following table summarizes information about stock options outstanding at December 25, 2004 under the 2002 Directors’ Option Plan:

2002 Stock Option Plan for Directors

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.43	21,000	9.6	$1.43	--	$1.43
$1.95	5,000	8.0	$1.95	5,000	$1.95
$2.20	15,000	8.9	$2.20	11,667	$2.20
$2.30	7,500	6.3	$2.30	2,500	$2.30
$2.51	7,000	8.6	$2.51	7,000	$2.51
$2.54	5,000	8.6	$2.54	5,000	$2.54
$2.69	5,000	8.8	$2.69	5,000	$2.69

	65,500	8.7	$2.04	36,167	$2.35

2004 Stock Option Plan for Directors – During 2004, the Board of Directors adopted the 2004 Stock Option Plan for Directors providing stock options to purchase shares of Common Stock of the Company to certain non-employee directors (the “2004 Directors’ Option Plan”). The Company’s shareholders ratified the 2004 Directors’ Option Plan at the 2004 Annual Meeting of Shareholders. The Company may grant options to purchase up to 100,000 shares of Common Stock to eligible directors at an exercise price equal to the fair market value as of the grant date. An eligible director will receive an initial option grant to purchase 5,000 shares of Common Stock as of the effective date of his/her appointment or election to the Board of Directors. On each Award Date, defined as August 3, 2004, August 3, 2005 and August 3, 2006, eligible directors are to be granted options to purchase additional shares of Common Stock (to the extent the 2002 Stock Option Plan for Directors did not have enough remaining shares). Stock options granted have terms of 10 years and vest over three years from the grant date; however, if there is a Change in Control (as defined in the Hanover Direct, Inc. Directors Change of Control Plan), the participant has the cumulative right to purchase up to 100% of the option shares. Option holders may pay for shares purchased on exercise in cash or Common Stock. As of December 25, 2004 no options have been granted under the 2004 Directors’ Option Plan. In addition, options that were to be granted on the August 3, 2005 Award Date have been deferred until the Company issues its December 25, 2004 audited financial statements.

1993 Executive Equity Incentive Plan — In December 1992, the Board of Directors adopted the 1993 Executive Equity Incentive Plan (the “Incentive Plan”) under which executives were given options to purchase shares of Common Stock with up to 80% of the purchase price financed with a six-year full recourse loan from the Company. As of December 25, 2004 and December 27, 2003, no stock options remained outstanding or exercisable related to the Incentive Plan.

Changes to the notes receivable balances related to the Incentive Plan are as follows:

1993 Executive Equity Incentive Plan

	2004	2003	2002
Notes Receivable, beginning of period	$ 269,400	$ 269,400	$ 313,400
Payments	—	—	—
Forfeitures	(269,400)	—	(44,000)

Notes Receivable, end of period	$ --	$ 269,400	$ 269,400

The Common Stock issued under the Incentive Plan was held in escrow as collateral security for the loans extended to each remaining plan participant. During 2004, the Company transferred and retired the Common Stock held in escrow to satisfy the outstanding notes receivable and the participants forfeited their initial 20% cash down payment.

Management Stock Option Plans — The Company approved for issuance to employees 2,000,000 shares of the Company’s Common Stock pursuant to the Company’s 2000 Management Stock Option Plan and 700,000 shares of the Company’s Common Stock pursuant the Company’s 1996 Stock Option Plan. Under both plans, the option exercise price is equal to the fair market value as of the grant date. However, for stock options granted to an employee owning more than 10.0% of the total combined voting power of all classes of Company stock, the exercise price is equal to 110.0% of the fair market value of the Company’s Common Stock as of the grant date. Stock options granted to an individual employee under the 2000 Management Stock Option Plan may not exceed 100,000 shares of the Company’s Common Stock. Stock options granted to an individual employee under the 1996 Stock Option Plan may not exceed 50,000 shares of the Company’s Common Stock and may be performance-based. All options granted must be specifically identified as incentive stock options or non-qualified stock options, as defined in the Internal Revenue Code. Furthermore, the aggregate fair market value of Common Stock for which an employee is granted incentive stock options that first became exercisable during any given calendar year shall be limited to $100,000. To the extent this limitation is exceeded, the option shall be treated as a non-qualified stock option. Stock options may be granted for terms not to exceed ten years and shall be exercisable in accordance with the terms and conditions specified in each option agreement. In the case of an employee who owns common stock possessing more than 10.0% of the total combined voting power of all classes of common stock, the options must become exercisable within five years. Due to the change in control that occurred on November 30, 2003, certain options became fully vested. Option holders may pay for shares purchased on exercise in cash or Common Stock.

The following table summarizes information concerning the options outstanding, granted and the weighted average exercise prices of options granted under the 1996 and 2000 Management Stock Option Plans:

1996 and 2000 Management Stock Option Plans

	2004		2003		2002

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding, beginning of period	822,145	$ 8.08	923,027	$ 8.13	396,278	$ 24.59
Granted	127,000	1.84	6,500	2.32	676,100	2.43
Exercised	—	—	—	—	—	—
Forfeited	(172,762)	6.39	(107,382)	8.13	(149,351)	25.98

Options outstanding, end of period	776,383	$ 7.44	822,145	$ 8.08	923,027	$ 8.13

Options exercisable, end of period	671,216	$ 8.32	802,920	$ 8.21	191,327	$ 21.81

Weighted average fair value of options granted	$ 1.34		$ 1.62		$ 1.84

The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model. The weighted average assumptions for grants in 2004, 2003 and 2002 are as follows: risk-free interest rate of 3.44%, 3.58% and 3.81%, respectively, expected volatility of 103.78%, 90.96% and 89.58%, respectively, expected lives of four, six and six years, respectively, for 2004, 2003 and 2002, and no expected dividends.

The following table summarizes information about stock options outstanding at December 25, 2004 under both the 1996 and 2000 Management Stock Option Plans:

1996 and 2000 Management Stock Option Plans

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 1.44 to $2.10	127,000	9.4	$ 1.84	33,333	$ 1.95
$ 2.40 to $2.70	500,000	7.6	$ 2.44	488,500	$ 2.44
$ 10.10 to $14.38	12,000	2.5	$ 13.67	12,000	$ 13.67
$ 17.30 to $23.80	17,500	2.1	$ 22.87	17,500	$ 22.87
$ 26.61 to $31.88	119,883	3.9	$ 31.38	119,883	$ 31.38

	776,383	7.1	$ 7.44	671,216	$ 8.32

Wayne P. Garten Stock Option Agreement – During 2004, the Company granted Mr. Garten an option (the “Garten Option”) to purchase up to 100,000 shares of the Company’s Common Stock for an exercise price of $1.95 per share. The Garten Option was not issued pursuant to any of the Company’s plans and Mr. Garten has registration rights for these options. The options vest over a two year period: one-third upon execution of the Garten Employment Agreement, one-third on May 5, 2005 and the final one-third on May 5, 2006; provided that all of the options vest and become fully exercisable upon the earliest to occur of (i) Mr. Garten’s resignation “For Good Reason” (ii) a “Change of Control” or (iii) the Company’s termination of Mr. Garten’s employment other than “For Cause” (as defined in the Garten Employment Agreement). The options expire on May 4, 2014.

The fair value of the options was estimated to be $1.45 per share at the grant date based on the following assumptions: risk-free interest rate of 3.45%, expected life of four years, expected volatility of 103.71%, and no expected dividends.

Meridian Options — In December 2000, the Company granted options (the “2000 Meridian Options”) for the purchase of an aggregate of 400,000 shares of Common Stock with an exercise price of $2.50 per share to Meridian, an affiliate of Mr. Shull. These options were allocated as follows: Thomas C. Shull, 270,000 shares; Paul Jen, 50,000 shares; John F. Shull, 50,000 shares; Evan M. Dudik, 20,000 shares; and Peter Schweinfurth, 10,000 shares. All of the remaining 2000 Meridian Options are vested and are due to expire on March 31, 2006.

The fair value of the 2000 Meridian Options was estimated to be $0.70 per share at the grant date based on the following assumptions: risk-free interest rate of 6.0%, expected life of 1.5 years, expected volatility of 54.0%, and no expected dividends.

During December 2001, the Company granted to Meridian, and the Company’s Board of Directors approved, options to Meridian (the “2001 Meridian Options”) for the purchase of an additional 100,000 shares of Common Stock with an exercise price of $3.00. These options were allocated as follows: Thomas C. Shull, 50,000 shares; Edward M. Lambert, 30,000 shares; Paul Jen, 10,000 shares; and John F. Shull, 10,000 shares. The 2001 Meridian Options vested and became exercisable on March 31, 2003, and are due to expire on March 31, 2006.

The fair value of the 2001 Meridian Options was estimated to be $1.60 per share at the grant date based on the following assumptions: risk-free interest rate of 2.82%, expected life of 1.25 years, expected volatility of 129.73%, and no expected dividends.

The following table summarizes information concerning the options outstanding, granted and the weighted average exercise prices of options granted for the 2000 Meridian Options and the 2001 Meridian Options:

Meridian Option Plans

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of period	490,000	$2.60	490,000	$2.60	500,000	$2.60
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	(10,000)	2.50
Forfeited	(120,000)	2.50	—	—	—	—

Options outstanding, end of period	370,000	$2.64	490,000	$2.60	490,000	$2.60

Options exercisable, end of period	370,000	$2.64	490,000	$2.60	390,000	$2.50

The following table summarizes information about stock options outstanding and exercisable at December 25, 2004 for the 2000 Meridian Options and the 2001 Meridian Options:

Meridian Option Plans

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 2.50	270,000	2.3	$ 2.50	270,000	$ 2.50
$ 3.00	100,000	2.3	$ 3.00	100,000	$ 3.00

	370,000	2.3	$ 2.64	370,000	$ 2.64

15. CONTINGENICES

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

As of December 25, 2004, the Company had accrued $4.5 million related to this matter. This accrual remained on the Company’s Consolidated Balance Sheet until the third fiscal quarter of 2005 when Kaul’s rights to pursue this claim expired.

SEC Informal Inquiry:

See Note 18 to the consolidated financial statements for a discussion of the informal inquiry being conducted by the SEC relating to the Company’s financial results and financial reporting since 1998.

Class Action Lawsuits:

The Company was a party to four class action/ representative lawsuits that all involved allegations that the Company’s charges for insurance were invalid, unfair, deceptive and/or fraudulent. As described in greater detail below, the Company has resolved all of these class action lawsuits.

Jacq Wilson v. Brawn of California, Inc. , Case No. CGC-02-404454 (Supp. Ct. San Francisco, CA 2002) (“Wilson Case”). On February 13, 2002, Jacq Wilson, suing on behalf of himself and other similarly situated persons, filed a representative suit in the Superior Court of the State of California, City and County of San Francisco, against the Company alleging that the Company charged an unlawful, unfair, and fraudulent insurance fee on orders, was engaged in untrue, deceptive and misleading advertising and unfair competition under the state’s Business and Professions Code. The plaintiffs sought relief including restitution and disgorgement of all monies wrongfully collected by defendants, including interest, an order enjoining defendants from imposing insurance on its order forms, and compensatory damages, attorneys’ fees, pre-judgment interest and costs of the suit. In November, 2003, the Court, after a trial the previous April, entered judgment for the plaintiffs, requiring defendants to refund insurance charges collected from consumers for the period from February 13, 1998 through January 15, 2003, with interest. In April, 2004, the Court awarded plaintiff’s counsel approximately $445,000 of attorneys’ fees.

The Company appealed the Court’s decision and the order to pay attorneys’ fees, which appeals were consolidated. Enforcement of the judgment for insurance fees and the award of attorneys’ fees was stayed pending resolution of the appeal. On September 2, 2005 the California Court of Appeals reversed both the Court’s findings on the merits and its award of attorneys’ fees and awarded the Company its cost on the appeal.

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

The Company established a $0.5 million reserve during the third quarter of 2004 for the class action lawsuits described above for settlements and the Company’s current estimate of future legal fees to be incurred. The balance of the reserve as of December 25, 2004 remained at $0.5 million.

Claims for Post-Employment Benefits

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

16. DELISTING OF COMMON STOCK

The Company’s Common Stock was delisted from the American Stock Exchange (the “AMEX”) on February 16, 2005 as a result of the Company’s inability to comply with the AMEX’s continued listing standards and because the Company did not file on a timely basis its Form 10-Q for the fiscal quarter ended September 25, 2004 as a result of the Restatement.

Initially the Company received a May 21, 2004 letter from the AMEX advising that a review of the Company’s Form 10-K for the fiscal period ended December 27, 2003 indicated that the Company did not meet the following continued listing standards as set forth in Part 10 of the AMEX’s Company Guide: (i) Section 1003(a)(i) with shareholders’ equity of less than $2.0 million and losses from continuing operations and/or net losses in two out of its three most recent fiscal years; and (ii) Section 1003(a)(ii) with shareholders’ equity of less than $4 million and losses from continuing operations and/or net losses in three out of its four most recent fiscal years; and (iii) Section 1003(a)(iii) with shareholders’ equity of less than $6.0 million and losses from continuing operations and/or net losses in its five most recent fiscal years. To maintain its AMEX listing, the Company was required to submit a plan to the AMEX by June 22, 2004, advising the AMEX of action that would bring it into compliance with the continued listing standards of the AMEX by November 21, 2005 (18 months of receipt of the original letter from the AMEX). The Company submitted a plan to the AMEX on June 22, 2004 and on August 3, 2004 the AMEX notified the Company that it accepted the Company’s plan and granted the Company an extension until November 21, 2005 to regain compliance with the continued listing standards.

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

17. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As Reported	As Restated	As Reported	As Restated

(in thousands, except per share amounts)
2004
Net revenues	$ 95,312	$ 90,184	$ 96,545	$ 96,886	$ 94,443		$ 121,647
Income before interest and income taxes	1,445	10	1,276	933	2,476		7,323
Net income (loss) and comprehensive income (loss)	418	(796)	586	33	711		5,053
Net income (loss) applicable to common shareholders	$ 417	$ (796)	$ 585	$ 33	$ 711		$ 4,929
Net income (loss) per share – basic	$ 0.02	$ (0.04)	$ 0.03	$ 0.00	$ 0.03		$ 0.22

Net income (loss) per share – diluted	$ 0.02	$ (0.04)	$ 0.03	$ 0.00	$ 0.02		$ 0.15

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated

(in thousands, except per share amounts)
2003
Net revenues	$ 102,474	$ 97,311	$ 105,765	$ 105,317	$ 96,633	$ 96,925	$ 110,002	$ 114,730
Income (loss) before interest and income taxes	1,655	245	1,805	1,235	(64)	(219)	4,621	2,095
Net income (loss) and comprehensive income (loss)	192	(1,209)	690	115	(16,645)	(16,810)	364	(2,156)
Preferred stock dividends and accretion	3,632	3,632	4,290	4,290	--	--	--	--
Net income (loss) applicable to common shareholders	$ (3,440)	$ (4,841)	$ (3,600)	$ (4,175)	$ (16,645)	$ (16,810)	$ 364	$ (2,156)
Net income (loss) per share – basic and diluted	$ (0.25)	$ (0.35)	$ (0.26)	$ (0.30)	$ (1.20)	$ (1.22)	$ 0.00	$ (0.13)

The quarterly amounts above include the impact of the Restatement identified in Note 2.

18. SUBSEQUENT EVENTS

Gump’s Business

On March 14, 2005, the Company sold all of the stock of Gump’s to Gump’s Holdings, LLC, an unrelated third party (“Purchaser”) for $8.9 million, including a purchase price adjustment of $0.4 million, pursuant to the terms of a February 11, 2005 Stock Purchase Agreement. The Company will recognize a gain on the sale of approximately $3.6 million in the quarter ended March 26, 2005. Chelsey, as the holder of all of the Series C Preferred, consented to the application of the sales proceeds to reduce the outstanding balance of the Wachovia Facility in lieu of the current redemption of a portion of the Series C Preferred. Chelsey expressly retained its right to require redemption of approximately $6.9 million (the Gump’s sales proceeds available for redemption) of the Series C Preferred subject to Wachovia’s approval.

After the sale, the Company continues as the guarantor of one of the two leases for the San Francisco building where the store is located (the Company was released from liability on the other lease). The Purchaser is required to use its commercially reasonable efforts to secure the Company’s release from the guarantee within a year of the closing. If the Purchaser cannot secure the Company’s release within a year of the closing, an affiliate of the Purchaser will either (i) transfer a percentage interest in its business so that the Company will own, indirectly, 5% interest of the Purchaser’s common stock, or (ii) provide the Company with a $2.5 million stand-by letter of credit or other form of compensation acceptable to the Company to reimburse the Company for any liabilities the Company may incur under the guarantee until the Company is released from the guarantee or the lease is terminated. As of February 6, 2006 there are $7.1 million (net of $0.5 million of expected sublease income) in lease commitments for which the Company is the guarantor. Based on its evaluation, the Company has concluded it is unlikely any payments will be required under the guarantee.

The Company entered into a Direct Marketing Services Agreement with the Purchaser to provide telemarketing and fulfillment services for the Gump’s catalog and direct marketing businesses for eighteen months. We have the option to extend the term for an additional eighteen months.

Listed below are the carrying values of the major classes of assets and liabilities of Gump’s included in the Consolidated Balance Sheets:

In thousands (000’s)	December 25, 2004	December 27, 2003

Total current assets	$ 10,842	$ 10,995
Total non-current assets	$ 3,221	$ 3,801
Total assets	$ 14,063	$ 14,796
Total current liabilities	$ 6,727	$ 7,980
Total non-current liabilities	$ 3,283	$ 3,995
Total liabilities	$ 10,010	$ 11,975

Listed below are the revenues and income before income taxes included in the Consolidated Statements of Income (Loss) (these results exclude certain corporate overhead charges allocated to Gump’s for services provided by the Company to run the business):

In thousands (000’s)	For the Year Ended December 25, 2004	For the Year Ended December 27, 2003

Net revenues	$ 42,634	$ 44,188
Income before income taxes	$ 2,967	$ 1,215

Private Label and Co-Brand Credit Card Agreement

On February 22, 2005, the Company entered into a seven year co-brand and private label credit card agreement (as amended by Amendment Number One on March 30, 2005, the “Credit Card Agreement”) with WFNNB under which WFNNB will provide private label (branded) and co-brand credit cards to the Company’s customers. The Company began offering the private label credit card to its customers in April 2005. The program extends credit to our customers at no credit risk to the Company and is expected to lead to increased sales and lower expenses. WFNNB will provide a fixed dollar amount as marketing funds in the first year of which 25% of any unused amount can be utilized in the first six months of the second year and a percentage of the lesser of private label net sales or average accounts receivable balance in later years to support the Company’s promotion of the program. In general, WFNNB will pay the Company proceeds from sales of Company merchandise using the cards issued under the program with no discount. In addition, WFNNB paid the Company an up-front fee when the private label plan commenced and will pay a per card fee for each card issued under the co-brand program and a percentage of the net finance charges on co-brand accounts.

If the Credit Card Agreement is terminated or expires other than as a result of a default by WFNNB, the Company will be obligated to purchase any outstanding private label accounts at their fair market value. The Company will have the option of purchasing any outstanding co-brand accounts at their fair market value when the Credit Card Agreement terminates unless the termination is attributable to the Company’s default. Under the 34th Amendment to the Loan & Security Agreement executed by the Company and Wachovia on July 29, 2005, the Company is prohibited from using the Wachovia Facility to fund the purchase of the private label and co-brand accounts. As a consequence, should the Company become obligated to purchase the accounts and should it not have secured a replacement credit card program with a new credit card issuer, the Company will be forced to seek financing from a different source which financing will be subject to Wachovia’s and Chelsey’s approval.

Audit Committee Investigation; SEC Inquiry

The Audit Committee of the Board of Directors began an investigation of matters relating to restatements of the Company’s financial statements and other accounting-related matters with the assistance of independent outside counsel Wilmer Cutler Pickering Hale and Dorr LLP (“Wilmer Cutler”).

The Audit Committee concluded its investigation and, with the assistance of Wilmer Cutler, reported its findings to the Board of Directors. The Audit Committee, again with the assistance of Wilmer Cutler, formulated a series of recommendations to the Company and the Board of Directors concerning potential improvements in the Company’s internal controls and procedures for financial reporting. The Board of Directors and management have begun implementing these recommendations.

The Company was notified by the SEC that it was conducting an informal inquiry relating to the Company’s financial results and financial reporting since 1998. The SEC indicated in its letter to the Company that the inquiry should not be construed as an indication by the SEC that there has been any violation of the federal securities laws. The Company is cooperating fully with the SEC in connection with the inquiry and Wilmer Cutler has briefed the SEC and the Company’s independent registered public accounting firm, Goldstein Golub Kessler LLP (“GGK”) on the results of its investigation. The Company intends to continue to cooperate with the SEC in connection with its informal inquiry concerning the Company’s financial reporting.

SCHEDULE II

HANOVER DIRECT, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 25, 2004, December 27, 2003

and December 28, 2002

(In thousands of dollars)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Restated Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (Describe)	Deductions (Describe)	Balance at End of Period
2004:
Allowance for Doubtful Accounts Receivable	$ 1,105	$ 609	-	$ 347(4)	$ 1,367
Reserve for Closed Restaurant Operations	69	42	-	90(5)	21
Special Charges Reserve	5,794	1,536	-	2,452(5)	4,878
Reserves for Sales Returns	1,981	3,549	-	3,545(6)	1,985
Deferred Tax Asset Valuation Allowance	33,414	-	618(1)	1,921(7)	32,111
2003 (As Restated):
Allowance for Doubtful Accounts Receivable	1,560	378	-	833(4)	1,105
Reserve for Closed Restaurant Operations	322	40	-	293(5)	69
Special Charges Reserve	8,032	1,304	-	3,542(6)	5,794
Reserves for Sales Returns	1,710	2,551	-	2,280(6)	1,981
Deferred Tax Asset Valuation Allowance	142,054	-	11,300(2)	119,940(8)	33,414
2002 (As Restated):
Allowance for Doubtful Accounts Receivable	2,117	304	-	861(4)	1,560
Reserve for Closed Restaurant Operations	737	40	-	455(5)	322
Special Charges Reserve	11,056	4,769	-	7,793(6)	8,032
Reserves for Sales Returns	2,547	345	-	1,182(6)	1,710
Deferred Tax Asset Valuation Allowance	137,252	-	4,802(3)	-	142,054

(1)	$618 increase in the valuation allowance used to offset net increases in temporary differences.
(2)	$11,300 increase in the valuation allowance charged to deferred income tax provision.
(3)	$3,700 charged to deferred income tax provision, $1,102 increase in the valuation allowance used to offset net increase in temporary differences.
(4)	Written-off.
(5)	Utilization and reversal of reserves.
(6)	Utilization of reserves.
(7)	Represents the utilization and expiration of NOLs.
(8)	$117,671 represents the expiration of NOL and tax credit carryovers and $2,269 is attributable to the net reversal of temporary differences.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Item 307 of Regulation S-K for the fiscal quarter covered by this quarterly report. This evaluation has allowed management to make conclusions, as set forth below, regarding the state of the Company’s disclosure controls and procedures as of December 25, 2004. While management has made significant improvements in its disclosure controls and procedures and has completed various action plans to remedy identified weaknesses in these controls (as more fully discussed below), based on management’s evaluation, management has concluded that the Company’s disclosure controls and procedures were not effective in alerting management on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act. In coming to this conclusion, management considered, among other things, the control deficiency related to periodic review of the application of generally accepted accounting principles, which resulted in the Restatement as disclosed in Note 2 to the accompanying consolidated financial statements included in this Form 10-K.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a)	Identification of Directors

As provided in the Company’s Certificate of Incorporation and Bylaws, Directors hold office until the next annual meeting or until their successors have been elected or until their earlier death, resignation, retirement, disqualification or removal.

Pursuant to the Corporate Governance Agreement, dated as of November 30, 2003, by and among the Company, Chelsey, Stuart Feldman and the Regan Entities, for two years from the closing of the Recapitalization, five of the nine directors of the Company were to have been designated by Chelsey and one by the Regan Entities. The Corporate Governance Agreement was terminated when Basil Regan resigned from the Board of Directors on July 31, 2004.

The following sets forth certain information regarding the current directors of the Company as of the date hereof:

Name	Age	Title and Other Information	Director Since
Robert H. Masson	70

Robert H. Masson served as Senior Vice President, Finance and Administration and Vice President and Chief Financial Officer of Parsons & Whittemore, Inc., a global pulp and paper manufacturer, from May 1990 until his retirement June 30, 2002. Prior thereto, Mr. Masson held various executive, financial and treasury roles with The Ford Motor Company, Knutson Construction Company, Ellerbe, PepsiCo, Inc. and Combustion Engineering (now part of the ABB Group). Mr. Masson currently serves as a Trustee and as the Chairman of the Finance Committee of The Naval Aviation Museum Foundation, Inc. in Pensacola, Florida. Mr. Masson was elected a director of the Company effective January 1, 2003. Mr. Masson is the Chairman of the Audit Committee and a member of the Corporate Governance and Nominating Committees.

			2003
A. David Brown	63

Mr. Brown is the co-founder of Bridge Partners LLC, a consumer financial services and diversity headhunting firm. Prior to co-founding Bridge Partners, Mr. Brown served as a Managing Director of Whitehead Mann after having served as Vice President of the Worldwide Retail/Fashion Specialty Practice at Korn/Ferry International. Previously, Mr. Brown served for 12 years as Senior Vice President for Human Resources at R.H. Macy & Co. He was responsible for human resources and labor relations for 50,000 employees in five U.S. divisions and 17 foreign buying offices around the world. He serves on the Boards of Zale Corporation and Selective Insurance Group, Inc. He is a member of the Board of Trustees of Morristown Memorial Hospital, Drew University and the Jackie Robinson Foundation. Mr. Brown was elected a director of the Company effective July 29, 2003 and is the Chairman of the Corporate Governance and Transaction Committees and a member of the Audit Committee.

			2003

Wayne P. Garten	53

Mr. Garten was elected a director of the Company by Chelsey effective September 29, 2003 and appointed President and Chief Executive Officer of the Company on May 5, 2004. Mr. Garten is a member of the Executive and Nominating Committees. Prior to his appointment, Mr. Garten served as the President of Caswell-Massey Ltd., Inc., a retailer and direct marketer of fragrance and other personal care products, from January 2004. Prior thereto, Mr. Garten was a financial consultant specializing in the direct marketing industry. He was Chief Executive Officer and President of Popular Club, Inc., a direct selling, catalog marketer of apparel and general merchandise products, from 2001 to 2003. From 1997 to 2000, he was Executive Vice President and Chief Financial Officer of Micro Warehouse, Inc., an international catalog reseller of computer products. From 1983 to 1996, Mr. Garten held various financial positions at Hanover Direct and its predecessor, The Horn & Hardart Company, including Executive Vice President and Chief Financial Officer from 1989 to 1996. Mr. Garten is a Certified Public Accountant.

			2003
William B. Wachtel	51

Mr. Wachtel has been a managing partner of Wachtel & Masyr, LLP, or its predecessor law firm (Gold & Wachtel, LLP), since its founding in August 1984. He is the co-founder of the Drum Major Institute, a not-for-profit organization carrying forth the legacy of Dr. Martin Luther King, Jr. Mr. Wachtel is the Manager of Chelsey. Mr. Wachtel was elected a director of the Company effective November 18, 2003, the date of the Recapitalization Agreement. Mr. Wachtel was appointed the Chairman of the Board of Directors on May 5, 2004 and is Chairman of the Nominating Committee and is a member of the Executive and Corporate Governance Committees. Mr. Wachtel is the Manager of Chelsey and Chelsey Finance and the trustee of Chelsey Capital Profit Sharing Plan which is the sole member of Chelsey and Chelsey Finance.

			2003
Stuart Feldman	46

Mr. Feldman has been a principal of Chelsey Capital, LLC, a private hedge fund, for more than the past five years. Mr. Feldman is the principal beneficiary of Chelsey Capital Profit Sharing Plan, which is the sole member of Chelsey. Mr. Feldman was elected a director of the Company effective November 18, 2003, the date of the Recapitalization Agreement and is Chairman of the Executive Committee and a member of the Compensation Committee. Mr. Feldman is the principal beneficiary of the Chelsey Capital Profit Sharing Plan, which is the sole member of Chelsey and Chelsey Finance and the sole officer and director of DSJ International Resources Ltd., the sole sponsor of the Chelsey Capital Profit Sharing Plan. Mr. Feldman was elected a director of the Company effective November 18, 2003, the date of the Recapitalization and is Chairman of the Executive Committee and a member of the Compensation Committee.

			2003
Donald Hecht	72	Mr. Hecht has, since 1966, together with his brother Michael Hecht, managed Hecht & Company, an accounting firm. Mr. Hecht was elected a director of the Company effective November 18, 2003, the date of the closing of the Recapitalization and is a member of the Audit and Compensation Committees.	2003
Paul S. Goodman	51

Mr. Goodman is the Chief Executive Officer of Billybey Ferry Company, LLC, a ferry company that provides commuter ferry service between Manhattan and New Jersey and also provides ferry cruise services. Since 2003, Mr. Goodman has been CEO of Chelsey Broadcasting Company, LLC, which owns middle market network-affiliated television stations. Until October 2002, Mr. Goodman had served as a director of Benedek Broadcasting Corporation from November 1994 and as a director of Benedek Communications Corporation from its inception. From 1983 until October 2002, Mr. Goodman was also corporate counsel to Benedek Broadcasting and Benedek Communications since its formation in 1996 until October 2002. From April 1993 to December 2002, Mr. Goodman was a member of the law firm of Shack Siegel Katz Flaherty & Goodman, P.C. From January 1990 to April 1993, Mr. Goodman was a member of the law firm of Whitman & Ransom. Mr. Goodman became a director of the Company effective April 12, 2004. Mr. Goodman is a member of the Corporate Governance Committee.

			2004

(b)	Identification of Executive Officers

Pursuant to the Company’s Bylaws, the Company’s officers are chosen annually by the Board of Directors and hold office until their respective successors are chosen and qualified.

On May 5, 2004, Thomas C. Shull was replaced as the Company’s Chief Executive Officer by Wayne P. Garten. On November 3, 2003, Charles E. Blue was appointed Chief Financial Officer of the Company effective November 11, 2003, replacing Edward M. Lambert. Mr. Blue resigned as Chief Financial Officer and Secretary on March 8, 2005 and John W. Swatek was appointed as Chief Financial Officer and Treasurer effective on April 4, 2005. During the interim period, Mr. Garten served as the Chief Financial Officer. Daniel J. Barsky was appointed as

Senior Vice President and General Counsel on January 31, 2005 and Secretary on March 8, 2005.

Set forth below is certain information regarding the current executive officers of the Company

Name	Age	Title and Other Information	Office Held Since
Wayne P. Garten	53	Chief Executive Officer, President and Director. Information concerning Mr. Garten appears above under Directors.	2004
Michael D. Contino	44	Executive Vice President and Chief Operating Officer since April 25, 2001. Senior Vice President and Chief Information Officer from December 1996 to April 25, 2001 and President of Keystone since November 2000. Mr. Contino joined the Company in 1995 as Director of Computer Operations and Telecommunications. Prior to 1995, Mr. Contino was the Senior Manager of IS Operations at New Hampton, Inc., a subsidiary of Spiegel, Inc.	2001
John W. Swatek	41	Senior Vice President, Chief Financial Officer and Treasurer. Prior to joining the Company Mr. Swatek was Vice President and Controller of Linens ‘n Things, Inc. Before joining Linens ‘n Things, Inc. in 2001, Mr. Swatek held various positions with Micro Warehouse, Inc. including serving as its Senior Vice President, Finance from 2000 to 2001.	2005
Daniel J. Barsky	50	Senior Vice President, General Counsel and Secretary. Prior to joining the Company, Mr. Barsky was an independent legal consultant. Mr. Barsky served as acting General Counsel to Directrix, Inc. from 2001 to 2003, Executive Vice President, General Counsel and Secretary to American Interactive Media, Inc. from 1999 to 2001 and Executive Vice President, General Counsel and Secretary to Spice Entertainment Companies, Inc. from 1994 to 1999.	2005
Steven Lipner	57	Vice President, Taxation since October 2000. Mr. Lipner served as Director of Taxes from February 1984 to October 2000. Prior thereto, he served as Director of Taxes at Avnet, Inc. and held various positions in public accounting. He holds a license as a Certified Public Accountant in New York.	2000

(c)	Audit Committee Financial Expert

The Company’s Board of Directors has determined that the Company has at least one “audit committee financial expert” serving on the Audit Committee of the Board of Directors who is “independent” of management within the definition of such term under Rule Section 121A of the AMEX listing standards. Robert H. Masson, a member of the Board of Directors and the Chairman of its Audit Committee, is the “audit committee financial expert” serving on the Company’s Audit Committee. Mr. Masson meets the AMEX requirements that at least one member of the Audit Committee be an “audit committee financial expert.”

The current Audit Committee members are Messrs. Masson (Chairman), Brown and Hecht. Mr. Garten was an Audit Committee member until he became CEO and resigned from the Audit Committee.

(d)	Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer and other persons performing similar functions. A copy of the code of ethics has been filed as an Exhibit to the Company’s 2002 Annual Report on Form 10-K. The Company has also adopted a code of conduct that applies to the Company’s directors, officers and employees. A copy of the code of conduct was filed as an Exhibit to the 2003 Annual Report on Form 10-K.

(e)	Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers, directors and beneficial owners of more than 10% of the Company’s shares to file reports with the Securities and Exchange Commission and the American Stock Exchange. Based solely on a review of the reports and representations furnished to the Company during the last fiscal year by such persons, the Company believes that each of these persons is in compliance with all applicable filing requirements.

Item 11. Executive Compensation

The following table shows salaries, bonuses, and long-term compensation paid during the last three years for the Chief Executive Officer (including Mr. Shull who resigned during 2004) and the Company’s four next most highly compensated executive officers who were serving as executive officers at the end of the Company’s 2004 fiscal year.

					Long Term Compensation

					Awards

					Securities
					Underlying
Name and		Annual Compensation		Other Annual	Options/	All Other
Principal Position	Year	Salary	Bonus	Compensation	SARs	Compensation

Wayne P. Garten(1)	2004	$ 380,769 (2)	$ 300,000 (6)	$ 14,500 (11)	200,000 (16)	$ 4,846 (18)
President and Chief	2003	—	—	$ 101,500 (11)	5,000 (16)	—
Executive Officer

Michael D. Contino(1)	2004	$ 375,837	—	—	—	$ 13,083 (19)
Executive Vice President	2003	$ 393,698	$ 263,656 (7)	—	—	$ 151,282 (20)
And Chief Operating Officer	2002	$ 382,270	$ 565,988 (7)	$ 4,000 (12)	100,000 (17)	$ 9,873 (21)

John DiFrancesco(1)	2004	$ 309,300	$ 253,500 (8)	—	—	$ 11,442 (22)
President, The Company	2003	$ 317,400	$ 55,180 (8)	—	—	$ 10,531 (23)
Store Group, LLC	2002	$ 307,846	$ 412,000 (8)	$ 4,000 (13)	40,000 (17)	$ 8,237 (24)

Steven Lipner(1)	2004	$ 175,520	$ 10,000 (9)	—	—	$ 3,927 (25)
Vice President	2003	$ 172,924	$ 7,768 (9)	—	—	$ 4,220 (26)
Taxation	2002	$ 163,900	$ 78,877 (9)	—	5,000 (17)	$ 3,849 (27)

Thomas C. Shull(1)	2004	$ 295,962 (3)	—	—	—	$ 906,776 (28)
Former President and Chief	2003	$ 915,588 (4)	$2,250,000 (4)		—	$ 12,369 (29)
Executive Officer	2002	$ 905,923 (5)	$1,327,500 (5)	$ 165,000 (14)	—	$ 2,116 (30)

Charles E. Blue(1)	2004	$ 271,029	—	—	—	$ 13,608 (31)
Former Senior Vice	2003	$ 231,096	$ 47,133 (10)		—	$ 12,218 (32)
President and Chief	2002	$ 197,000	$ 206,938 (10)	$ 4,000 (15)	25,000 (17)	$ 10,212 (33)
Financial Officer

__________

(1)

Thomas C. Shull was named President and Chief Executive Officer and was elected to the Company’s Board of Directors on December 5, 2000. He resigned on May 5, 2004. Wayne P. Garten was appointed to the Board of Directors on September 30, 2003 and was named President and Chief Executive Officer on May 5, 2004. Charles E. Blue was appointed Senior Vice President and Chief Financial Officer on November 11, 2003. Mr. Blue’s employment was terminated on March 7, 2005. Mr. Garten served as interim Chief Financial Officer until April 4, 2005 when Mr. Swatek became Chief Financial Officer. Mr. Contino was appointed Executive Vice President and Chief Operating Officer on April 25, 2001. Mr. DiFrancesco was appointed as President of The Company Store Group in September 2001 and resigned on December 8, 2005. Mr. Lipner was appointed Vice President of Taxation in 2000.

(2)	$380,769 of salary under the May 5, 2004 Employment Agreement between Mr. Garten and the Company (“Garten Employment Agreement”).
(3)	Salary until resignation on May 5, 2004.
(4)

$915,588 of salary, a $450,000 stay bonus and a $1,350,000 change of control payment was paid to Mr. Shull under an Employment Agreement between Mr. Shull and the Company, dated as of September 1, 2002 (as amended, the “Shull Employment Agreement”). An additional $450,000 transaction bonus was paid to Mr. Shull under the Shull Transaction Bonus Letter (as defined below).

(5)

$276,923 of salary and a $450,000 stay bonus was paid to Mr. Shull under the Shull Employment Agreement. Includes an $877,500 performance bonus for 2002 paid in 2003 under the Shull Employment Agreement. The remaining $629,000 of salary and bonus was paid to Meridian Ventures, LLC, a limited liability company controlled by Mr. Shull (“Meridian”) pursuant to an agreement (“Meridian Services Agreement”) that predated the Shull Employment Agreement. See “Employment Contracts, Termination of Employment and Change-in-Control Arrangements.”

(6)	Includes for 2004, a $300,000 2004 performance bonus scheduled to be paid during 2005.
(7)	Includes the following payments made to Mr. Contino: for 2003 a $193,500 transaction bonus and a $70,156 2003 performance bonus paid in 2004; for 2002, a $565,988 2002 performance bonus paid in 2003.
(8)

Includes the following payments made to Mr. DiFrancesco: for 2004 a $253,500 2004 performance bonus scheduled to be paid during 2005; for 2003 a $55,180 2003 performance bonus paid in 2004; for 2002, a $412,000 2002 performance bonus paid in 2003.

(9)

Includes the following payments made to Mr. Lipner: for 2004 a $10,000 performance bonus scheduled to be paid during 2005; for 2003 a $7,768 performance bonus paid in 2004; for 2002, a $78,877 2002 paid in 2003.

(10)	Includes the following payments made by the Company to Mr. Blue: for 2003, a $47,133 performance bonus for 2003 paid in 2004; for 2002, a $206,938 performance bonus for 2002 paid in 2003.
(11)

Mr. Garten received the following payments as a member of the Board of Directors: for 2004 $14,500 prior to his employment as President and Chief Executive Officer of the Company; for 2003 $101,500. He was granted options to purchase 5,000 shares of Common Stock in 2003.

(12)	Includes the following payments made by the Company on behalf of Mr. Contino: $4,000 in car allowance and related benefits in 2002.
(13)	Includes the following payments made by the Company on behalf of Mr. DiFrancesco: $4,000 in car allowance and related benefits in 2002.
(14)

Paid to Meridian pursuant to the Meridian Services Agreements for Meridian’s over-head (including legal and accounting), health care costs, payroll costs, and other expenses relating to Mr. Shull. See “Employment Contracts, Termination of Employment and Change in Control Arrangements.”

(15)	Includes the following payments made by the Company on behalf of Mr. Blue: $4,000 in car allowance and related benefits in 2002.
(16)

200,000 options granted per the Garten Employment Agreement, half under the 2000 Management Stock Option Plan and half outside the 2000 Management Stock Option Plan. 5,000 options granted under the 2002 Stock Option Plan for directors.

(17)

Granted by the Company pursuant to the Company’s 2000 Management Stock Option Plan. See “Report of the Stock Option and Executive Compensation Committee on Executive Compensation—2000 Management Stock Option Plan.”

(18)

Includes the following payments made by the Company on behalf of Mr. Garten in 2004: $170 in group term life insurance premiums; $24 in accidental death and disability insurance premiums; $119 in core life insurance premiums; $103 in dental insurance premiums; $85 in long-term disability premiums; $4,345 in health care insurance premiums.

(19)

Includes payments made by the Company on behalf of Mr. Contino in 2004: $120 in group term life insurance premiums; $40 in accidental death and disability insurance premiums; $182 in core life insurance premiums; $219 in dental insurance premiums; $146 in long-term disability premiums; $8,959 in health care insurance premiums; and $3,417 in matching contributions under the Company’s 401(k) Savings Plan.

(20)

Includes payments made on behalf of Mr. Contino in 2003; $125 in group term life insurance premiums; $40 in accidental death and disability insurance premiums; $162 in core life insurance premiums; $205 in dental insurance premiums; $159 in long-term disability premiums; $8,195 in health care insurance premiums; $3,333 in matching contributions under the Company’s 401 (k) Savings Plan. Also includes forgiveness of a $75,000 non-interest-bearing loan made by the Company to Mr. Contino in January 1998. The loan was forgiven in full in accordance with its terms during January 2003. In addition to the loan forgiveness, the Company paid all applicable withholding taxes totaling $64,063.

(21)

Includes payments made on behalf of Mr. Contino in 2002; $120 in group term life insurance premiums; $40 in accidental death and disability insurance premiums; $162 in core life insurance premiums; $143 in dental insurance premiums; $484 in long-term disability premiums; $5,589 in health care insurance premiums; $2 in vision assistance; $3,333 in matching contributions under the Company’s 401(k) Savings Plan.

(22)

Includes the following payments made by the Company on behalf of Mr. DiFrancesco in 2004: $516 in group term life insurance premiums; $40 in accidental death and disability insurance premiums; $182 in core life insurance premiums; $170 in dental insurance premiums; $146 in long-term disability premiums; $6,990 in health care insurance premiums; and $3,398 in matching contributions under the Company’s 401(k) Savings Plan.

(23)

Includes the following payments made by the Company on behalf of Mr. DiFrancesco in 2003: $287 in group term life insurance premiums; $40 in accidental death and disability insurance premiums; $162 in core life insurance premiums; $160 in dental insurance premiums; $158 in long-term disability premiums; $6,391 in health care insurance premiums; and $3,333 in matching contributions under the Company’s 401(k) Savings Plan.

(24)

Includes the following payments made by the Company on behalf of Mr. DiFrancesco in 2002: $276 in group term life insurance premiums; $40 in accidental death and disability insurance premiums; $162 in core life insurance premiums; $116 in dental insurance premiums; $407 in long-term disability premiums; $4,601 in health care insurance premiums; $2 in vision assistance, $2,633 in matching contributions under the Company’s 401(k) Savings Plan.

(25)

Includes the following payments made by the Company on behalf of Mr. Lipner in 2004: $516 in group term life insurance premiums; $40 in accidental death and disability insurance premiums; $182 in core life insurance premiums; $146 in long-term disability premiums; and $3,043 in matching contributions under the Company’s 401(k) Savings Plan.

(26)

Includes the following payments made by the Company on behalf of Mr. Lipner in 2003: $527 in group term life insurance premiums; $40 in accidental death and disability insurance premiums; $162 in core life insurance premiums; $158 in long-term disability premiums; and $3,333 in matching contributions under the Company’s 401(k) Savings Plan.

(27)

Includes the following payments made by the Company on behalf of Mr. Lipner in 2002: $276 in group term life insurance premiums; $40 in accidental death and disability insurance premiums; $162 in core life insurance premiums; $38 in dental insurance premiums; $260 in long-term disability premiums; and $3,073 in matching contributions under the Company’s 401(k) Savings Plan.

(28)

Includes the following payments made by the Company on behalf of Mr. Shull in 2004: $900,000 in severance payments; $96 in group term life insurance premiums; $14 in accidental death and disability insurance premiums; $56 in core life insurance premiums; $78 in dental insurance premiums; $55 in long-term disability premiums; $3,060 in health care insurance premiums; $3,417 in matching contributions under the Company’s 401(k) Savings Plan;

(29)

Includes the following payments made by the Company on behalf of Mr. Shull in 2003: $276 in group term life insurance premiums; $40 in accidental death and disability insurance premiums; $162 in core life insurance premiums; $205 in dental insurance premiums; $158 in long-term disability premiums; $8,195 in health care insurance premiums; and $3,333 in matching contributions under the Company’s 401(k) Savings Plan.

(30)

Includes the following payments made by the Company on behalf of Mr. Shull in 2002: $85 in group term life insurance premiums; $12 in accidental death and disability insurance premiums; $50 in core life insurance premiums; $44 in dental insurance premiums; $49 in long-term disability premiums; $1,876 in health care insurance premiums.

(31)

Includes the following payments made by the Company on behalf of Mr. Blue in 2004: $120 in group term life insurance premiums; $40 in accidental death and disability insurance premiums; $182 in core life insurance premiums; $219 in dental insurance premiums; $146 in long-term disability premiums; $8,959 in health care insurance premiums; and $3,402 in matching contributions under the Company’s 401(k) Savings Plan.

(32)

Includes the following payments made by the Company on behalf of Mr. Blue in 2003: $125 in group term life insurance premiums; $40 in accidental death and disability insurance premiums; $162 in core life insurance premiums; $205 in dental insurance premiums; $158 in long-term disability premiums; $8,195 in health care insurance premiums; and $3,333 in matching contributions under the Company’s 401(k) Savings Plan.

(33)

Includes the following payments made by the Company on behalf of Mr. Blue in 2002: $120 in group term life insurance premiums; $40 in accidental death and disability insurance premiums; $162 in core life insurance premiums; $143 in dental insurance premiums; $285 in long-term disability premiums; $6,195 in health care insurance premiums; and $3,265 in matching contributions under the Company’s 401(k) Savings Plan; and $2 in vision plan premiums.

Stock Options and Stock Appreciation Rights

The following table contains information concerning options granted to the Chief Executive Officer and the Company’s four next most highly compensated executive officers who were serving as executive officers at the end of the Company’s 2004 fiscal year. There were no stock appreciation rights (“SARs”) granted during fiscal 2004.

Option/SAR Grants in Fiscal 2004

Individual Grants
Number of
	Securities	Percentage of
	Underlying	Total Options/
	Options/	SARs Granted	Exercise	Market Price
	SARs	to Employees in	or Base	on Date of		Grant Date
Name	Granted	Fiscal Year 2004	Price	Grant	Expiration Date	Value($)

Wayne P. Garten	200,000	88.1%	$1.95	$2.00	5/5/2014	289,600

The following table contains information concerning the fiscal 2004 year-end values of all options and SARs granted to the Chief Executive Officer and the Company’s four (4) next most highly compensated executive officers who were serving as executive officers at the end of the Company’s 2004 fiscal year.

Aggregated Option/SAR Exercises in 2004 Fiscal Year

and December 25, 2004 Option/SAR Values

			Number of Securities Underlying Unexercised Options/SARs at December 25, 2004	Value of Unexercised In-the-Money Options/SARs at December 25, 2004
Name	Shares Acquired on Exercise(#)	Value Realized($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable

Wayne P. Garten	--	--	71,666 exercisable	$0/$0
133,334 unexercisable

Director Compensation

Standard Arrangements. The Company pays its non-employee directors a $58,000 annual fee; no supplemental fees are paid for serving as Chairman of a Board committee or for attending Board meetings. Non-employee directors also participated in the 1999 Stock Option Plan for Directors (“1999 Directors’ Plan”) and the 2002 Stock Option Plan for Directors (“2002 Directors’ Plan”) and may in the future participate in the 2004 Stock Option Plan for Directors (the “2004 Directors’ Option Plan”). See “Employment Contracts, Termination of Employment and Change-in-Control Arrangements.” The Company does not compensate its employees, or employees of its subsidiaries, who serve as directors. During fiscal 2004, the Company also provided $50,000 of term life insurance for each director.

Effective January 1, 2003, the 2002 Directors’ Plan was amended to increase the annual award for non-employee directors from options to purchase 2,500 shares to 3,500 shares of Common Stock. In November 2003, the 2002 Directors’ Plan was amended to increase the pool of options to purchase shares of Common Stock from 50,000 to 90,000 shares of Common Stock.

During 2004, options to purchase 5,000 shares of Common Stock were granted to a new non-employee director under the 2002 Directors’ Plan and options to purchase 21,000 shares of Common Stock were granted to the six non-employee directors under the automatic annual grant on August 3, 2004 under the 2002 Directors’ Plan. No options were exercised by Directors during 2004. As of December 25, 2004, 7,000 options to purchase Common Stock under the 1999 Directors’ Plan were outstanding and exercisable. As of December 25, 2004, 65,500 options to purchase Common Stock under the 2002 Stock Option Plan for Directors were outstanding, 36,167 of which were exercisable.

2004 Stock Option Plan for Directors – During 2004, the Board of Directors adopted the 2004 Directors’ Option Plan, pursuant to which stock options to purchase shares of Common Stock may be granted to certain non-employee directors. The Company’s shareholders ratified the 2004 Directors’ Option Plan at the 2004 Annual Meeting of Shareholders. The Company may grant options to purchase up to 100,000 shares of Common Stock to eligible directors at an exercise price equal to the fair market value as of the grant date. An eligible director will receive an initial option grant to purchase 5,000 shares of Common Stock as of the effective date of his/her appointment or election to the Board of Directors. On each Award Date, defined as August 3, 2004, August 3, 2005 and August 3, 2006, eligible directors are to be granted options to purchase additional shares of Common Stock (to the extent the 2002 Stock Option Plan for Directors did not have enough remaining shares). Stock options granted have terms of ten years and vest over three years from the grant date; however, if there is a Change in Control (as defined in the Hanover Direct, Inc. Directors Change of Control Plan), the participant has the cumulative right to purchase up to 100% of the option shares. Option holders may pay for shares purchased on exercise in cash or Common Stock. As of December 25, 2004 no options have been granted under the 2004 Directors’ Option Plan.

The non-employee directors waived their right to the automatic grant of options to be granted on August 3, 2005.

Director Compensation Continuation Agreement. Effective May 3, 2001, the Company’s Board of Directors established the Hanover Direct, Inc. Directors Change of Control Plan (the “Director Compensation Continuation Agreement”) for all non-employee Directors of the Company.

A participant in the Director Compensation Continuation Agreements is entitled to receive a Change of Control Payment if a Change of Control occurs while a director on the effective date of the Change of Control. The Change of Control Payment under the Director Compensation Continuation Agreement is the greater of (i) $40,000 or (ii) 150% of the sum of the annual retainer fee, meeting fees and per diem fees paid to a Director for his/her service on the Board of Directors of the Company during the twelve month period immediately preceding the Change of Control. The Recapitalization was a “Change of Control” for purposes of the Director Compensation Continuation Agreement and on December 18, 2003, each of the then eight non-employee directors (Messrs. Brown, James, Krushel, Sonnenfeld, Masson, Regan, Garten and Edelman) received an $87,000 payment.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Garten Employment Agreement. On May 6, 2004, Wayne P. Garten became the Company’s Chief Executive Officer and President. Mr. Garten is employed pursuant to the terms of a May 6, 2004 Employment Agreement. Under Mr. Garten’s Employment Agreement he will be paid an annual salary of $600,000 over a term expiring on May 6, 2006. The Company also granted Mr. Garten options to acquire 200,000 shares of the Company’s common stock, half pursuant to its 2000 Management Stock Option Plan (“2000 Management Option Plan”) and half outside the plan. All of the options have an exercise price of $1.95 per share, the Common Stock’s average closing price for the ten trading days preceding the grant date and the ten trading days after the grant date. One third of each of the options vested upon execution of the Employment Agreement and the balance will vest in two equal annual installments on the anniversary of the original grant date, subject to earlier vesting in the event of a change in control of the Company (as that term is defined in the Employment Agreement). Mr. Garten is entitled to participate in the Company’s bonus plan for executives, as established by the Board of Directors.

The Employment Agreement provides for a lump sum change in control payment equal to 200% of Mr. Garten’s annual salary if a change in control occurs during the term. The Employment Agreement also provides for eighteen months of severance payments if Mr. Garten is not otherwise entitled to change in control benefits and (i) is terminated without cause or terminates his employment for good reason (as both terms are defined in the Employment Agreement) during the term or (ii) his Employment Agreement is not renewed at the end of the term.

Contino Letter Agreement. Michael Contino, the Company’s Chief Operating Officer, is employed pursuant to a October 29, 2002 letter agreement. Under the letter agreement, Mr. Contino was to receive an annual salary of $387,000 and is entitled to participate in the Company’s bonus plan for executives, as established by the Board of Directors. Mr. Contino was awarded options to purchase 100,000 shares under the 2000 Management Stock Option Plan. Under the agreement, if Mr. Contino is terminated other than “for cause” or terminates his employment for “good reason” (as those terms are defined in the agreement), he is entitled to eighteen months of severance pay and health benefits. Mr. Contino was a participant in the Company’s eighteen month change in control plan and was entitled to a Transaction Bonus equal to half of his base salary on a change in control. Mr. Contino was paid the Transaction Bonus following the Recapitalization in 2003.

Shull Employment and Severance Agreement. Thomas Shull, the Company’s prior Chief Executive Officer resigned from the Company on May 5, 2004. Mr. Shull and the Company executed a General Release and Separation Agreement dated effective as of May 5, 2004 which provided for the Company to pay Mr. Shull $900,000 of severance in lieu of any other benefits provided for in the Employment Agreement dated September 1, 2002, as amended (the “Shull Employment Agreement”). The severance was paid with a $300,000 lump sum on execution and the balance in biweekly installments that were completed in 2004. The Company also agreed to pay for eighteen months of COBRA coverage for Mr. Shull.

Prior to his resignation, Mr. Shull was employed pursuant to the Shull Employment Agreement which provided for an $855,000 base salary and had a term expiring on March 31, 2006. Mr. Shull was a participant in the Company’s Key Executive Eighteen Month Compensation Continuation Plan (the “Change of Control Plan”) and its transaction bonus program. The Recapitalization was a change in control under the Change in Control Plan and the Company paid Mr. Shull $1,350,000 in 2003. The Company also paid Mr. Shull $450,000 under the transaction bonus program in 2003.

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

Mr. Blue’s employment with the Company was terminated effective March 8, 2005 and the Company reported in a Current Report on Form 8-K that he had resigned voluntarily. The Company and Mr. Blue were unable to agree on the terms of his voluntary resignation and the Company notified Mr. Blue that his employment had been terminated for cause.

Mr. DiFrancesco resigned on December 8, 2005. The Company agreed to pay Mr. DiFrancesco $312,000 in severance benefits payable in installments over a 12 month period and an additional $156,000 payable in installments over a 6 month period if Mr. DiFrancesco was employed by a competitor of The Company Store business at the end of the initial 12 month severance period. The Company also agreed to pay his COBRA health care continuation premiums during the same period over which he receives severance payments.

Barsky Letter Agreement. On January 31, 2005, the Company appointed Daniel J. Barsky as its Senior Vice President and General Counsel. Under a letter agreement with the Company, Mr. Barsky will be paid an annual salary of $265,000 and was granted options to purchase 50,000 shares of Common Stock. One third of the options vested on February 17, 2005 and the balance will vest in two equal annual installments over the next two years on the anniversary of the original grant date, subject to earlier vesting in the event of a change in control of the Company. All of the options have an exercise price of $1.03 per share, the Common Stock’s average closing price for the ten trading days preceding the grant date and the ten trading days after the grant date. Mr. Barsky will be entitled to participate in the Company’s bonus plan for executives. The agreement also provides for six months of severance payments if Mr. Barsky is terminated without cause or terminates his employment for good reason. Mr. Barsky was appointed as the Company’s Secretary on March 7, 2005.

Swatek Employment Agreement. On April 4, 2005, John W. Swatek became Senior Vice President, Chief Financial Officer and Treasurer of the Company under a March 15, 2005 Employment Agreement. Under the agreement, Mr. Swatek will be paid an annual salary of $270,000 and was granted options to acquire 50,000 shares of the Company’s common stock pursuant to its 2000 Management Stock Option Plan. The options have an exercise price of $0.81 per share, the Common Stock’s average closing price for the ten trading days preceding the grant date and the ten trading days after the grant date. One third of the options vested on execution of the agreement and the balance will vest in two equal annual installments over the next two years on the anniversary of the original grant date, subject to earlier vesting in the event of a change in control of the Company (as that term is defined in the Employment Agreement). The Employment Agreement has a term expiring on May 6, 2006 and provides for a sign-on bonus of up to $25,000 to the extent his bonus from his prior employer was reduced as a result of his agreeing to join the Company. The Company paid Mr. Swatek $17,208 under this provision.

The Employment Agreement provides for a lump sum change in control payment equal to Mr. Swatek’s annual compensation if his employment is terminated during the term and a change in control occurs during that time. The Employment Agreement also provides for one year’s severance if Mr. Swatek is terminated without cause or terminates his employment for good reason (as both terms are defined in the Employment Agreement) during the term and he is not otherwise entitled to change in control benefits. Mr. Swatek will also be entitled to one year of severance payments equal to his annual base salary if his agreement is not renewed at the end of the term.

Compensation Committee Interlocks and Insider Participation

Mr. Garten, the current CEO, was a member of the Compensation Committee until his April 29, 2004 resignation before becoming CEO. Stuart Feldman, a Compensation Committee member during 2004, is a principal of Chelsey and Chelsey Finance.

Report of the Compensation Committee

The report of the Stock Option and Executive Compensation Committee (the “Compensation Committee”) for the fiscal year ended December 25, 2004, is as follows:

The Compensation Committee, whose members are A. David Brown (Chairman), Donald B. Hecht and Stuart Feldman as of the date of this report and for the fiscal year ended December 25, 2004, has the responsibility, under delegated authority from the Company’s Board of Directors, for developing, administering and monitoring the executive compensation policies of the Company and making recommendations to the Company’s Board of Directors with respect to these policies. The Board of Directors has accepted the Compensation Committee’s recommendations for 2004 compensation.

Executive Compensation Philosophy

The Compensation Committee’s executive compensation philosophy supports the Company’s overall business strategy and has at its core a strong link between pay, performance and retention. The philosophy emphasizes recognition of achievement at both the Company and individual level. A significant portion of compensation delivered to executives to reflect such achievement is intended to be in the form of annual bonuses tied to Company performance. In addition, executives are encouraged to hold an ownership stake in the Company so that their interests are closely aligned with those of the stockholders in terms of both risk and reward.

The specific executive compensation plans are designed to support the executive compensation philosophy. Compensation of the Company’s executives consists of three components, which are discussed below: salary, annual incentive awards and to a limited extent, equity compensation. Base salary levels have been established in order to attract and retain key executives, commensurate with their level of responsibility within the organization. Annual incentives closely link executive pay with performance in areas that are critical to the Company’s short-term operating success. Long-term incentives in the form of equity compensation are intended to motivate executives to make decisions that are in the best interests of the Company’s owners and reward them for the creation of stockholder value. It is the intent of both the Company and the Compensation Committee that the components of the executive compensation program will support the Company’s compensation philosophy, reinforce the Company’s overall business strategy, and ultimately drive stockholder value creation.

Base Salaries

Individual salaries for executives of the Company are generally influenced by several equally weighted factors: the qualifications and experience of the executive, the executive’s level of responsibility within the organization, pay levels at firms that compete with the Company for executive talent, individual performance, and performance-related factors used by the Company to determine annual incentive awards. The base salaries of the Company’s executives are subject to periodic review and adjustment. Annual salary adjustments are made based on the factors described above.

Mr. Garten, the Company’s Chief Executive Officer, is employed pursuant to the terms of a May 6, 2004 Employment Agreement. Under Mr. Garten’s Employment Agreement he is paid an annual salary of $600,000 over a term expiring on May 6, 2006. Mr. Garten’s salary was based in part on a review of the compensation of similarly situated executives in the direct marketing industry and in public companies of similar size, compensation trends in the direct marketing industry, his experience both as an executive officer and as chief executive officer of other companies and the Company’s financial position.

Annual Incentive Awards

In addition to base salaries, each of the Company’s executives and selected key managers participate in the Company’s Management Incentive Plan. Approximately 160 executives and key managers received bonuses under the annual 2004 Management Incentive Plan. Under this plan, a portion of the excess, if any, of the Company’s Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) over the Company’s budgeted level of EBITDA was made available for discretionary bonuses. An individual’s entitlement to a bonus was based on the person’s responsibility level in the organization.

Payouts of awards have been determined based on the Company’s performance during fiscal 2004. Mr. Garten’s bonus was set at $300,000 by the Compensation Committee. Mr. Lipner was awarded a $10,000 bonus and Mr. DiFrancesco was awarded a $253,500 bonus for 2004.

Long-Term Incentive Awards

2000 Management Stock Option Plan

Because of issues concerning the continued listing of the Common Stock, the Compensation Committee granted options to only select new hires during 2004.

During 2004, Mr. Garten was granted options to purchase 100,000 shares of Common Stock under the 2000 Management Option Plan and options to purchase 100,000 shares outside of the Company’s option plans. The new President of Domestications was granted 25,000 options and one other mid level management hire was granted options during 2004. During the first fiscal quarter of 2005, Messrs. Barsky and Swatek were each granted options to purchase 50,000 shares of Common Stock. All of these options had an exercise price equal to the average closing price of the Common Stock on the ten trading days before and after the grant date, were exercisable for ten years and were one third vested on the grant date with the balance vesting in two equal annual installments on the anniversaries of the grant date.

2002 Stock Option Plan for Directors

The purpose of the 2002 Directors’ Plan for Directors is to advance the interests of the Company by providing non-employee directors of the Company, through the grant of options to purchase shares of Common Stock, with a larger personal and financial interest in the success of the Company. Under the terms of the plan, non-employee directors are granted an option to purchase 5,000 shares of Common Stock as of the effective date of his or her initial appointment or election to the Board of Directors and automatic annual grants of options to purchase 3,500 shares of Common Stock in August of each year during which the non-employee Director served. The exercise price of the options is equal to the fair market value of the grant date. The options have terms of ten years and vest one-third on each of the first, second and third anniversaries of the grant date. In addition, options may not be exercised more than three months after a participant ceases to be a Company director, except in the case of death or disability, in which cases options may be exercised within twelve months after the date of such death or disability.

During 2004, a total of 26,000 options to purchase shares of Common Stock were granted to eligible directors under the 2002 Directors’ Plan. During 2004, no options to purchase shares of Common Stock under the 2002 Directors’ Plan were exercised. As of December 25, 2004, 65,500 options to purchase Common Stock under the 2002 Directors’ Plan were outstanding, 36,167 of which were exercisable.

2004 Stock Option Plan for Directors

During 2004, the Board of Directors adopted the 2004 Directors’ Option Plan, pursuant to which stock options to purchase shares of Common Stock may be granted to certain non-employee directors. The Company’s shareholders ratified the 2004 Directors’ Option Plan at the 2004 Annual Meeting of Shareholders. The Company may grant options to purchase up to 100,000 shares of Common Stock to eligible directors at an exercise price equal to the fair market value as of the grant date. An eligible director will receive an initial option grant to purchase 5,000 shares of Common Stock as of the effective date of his/her appointment or election to the Board of Directors. On each Award Date, defined as August 3, 2004, August 3, 2005 and August 3, 2006, eligible directors are to be granted options to purchase additional shares of Common Stock (to the extent the 2002 Stock Option Plan for Directors did not have enough remaining shares). Stock options granted have terms of ten years and vest over three years from the grant date; however, if there is a Change in Control (as defined in the Hanover Direct, Inc. Directors Change of Control Plan), the participant has the cumulative right to purchase up to 100.0% of the option shares. Option holders may pay for shares purchased on exercise in cash or Common Stock. As of December 25, 2004 no options have been granted under the 2004 Directors’ Option Plan. In addition, options that were to be granted on the August 3, 2005 Award Date have been deferred until the Company issues its December 25, 2004 audited financial statements.

Compensation Continuation Agreement Payments

The Board of Directors determined that the November 30, 2003 recapitalization was a change in control for purposes of the Company’s Compensation Continuation Plans and that the plans would be maintained solely for persons who were plan participants on that date and who became eligible for benefits within two years thereafter. During 2004, the Company paid a total amount of $772,257 to three individuals who were plan participants. Two additional individuals triggered plan benefits during 2004 and the Company paid a total of $442,000 in 2005. Neither of these individuals were named executive officers.

During 2005 and before the November 30, 2005 termination of the agreements, the Company terminated the employment of three plan participants, one of whom was a named executive officer, but denied them benefits because the terminations had been “for cause.” A fourth plan participant resigned and sought plan benefits on the grounds that she had resigned for good reason. The Company denied her benefits as well. Each of the former employees has commenced an action against the Company seeking post employment benefits and/or compensatory and punitive damages and legal fees. As of December 1, 2005, the plans were terminated and no further benefits were available.

Nondeductible Compensation

Section 162(m) of the Internal Revenue Code, as amended (the “Code”), generally disallows a tax deduction to public companies for compensation over $1,000,000 (the “$1 Million Limit”) paid to a company’s chief executive officer and four (4) other most highly compensated executive officers, as reported in its proxy statement. Qualifying performance-based compensation is not subject to the deduction limit, if certain requirements are met. The Company has not structured certain aspects of the performance-based portion of the compensation for its executive officers (which currently includes awards under performance based annual management incentive plans) in a manner that complies with the statute. There was no compensation paid in 2004 over the $1 Million Limit.

Respectfully Submitted,

The Stock Option and Executive Compensation

Committee (February 2006)

A. David Brown (Chairman)

Stuart Feldman

Donald Hecht

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain Beneficial Owners

The following table lists the beneficial owners known by management of at least 5.0% of the Company’s Common Stock or 5.0% of the Company’s Series C Preferred as of June 25, 2005. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), based upon information furnished by the persons listed or contained in filings made by them with the Commission. Except as noted below, to the Company’s knowledge, each person named in the table will have sole voting and investment power with respect to all shares of Common Stock and Series C Preferred shown as beneficially owned by them.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)

Series C	Chelsey Direct, LLC,	564,819 (1)	100.0%
Participating	William B. Wachtel and
Preferred Stock	Stuart Feldman
	c/o Wachtel & Masyr, LLP
	152 West 57th Street
	New York, New York 10019

Common Stock	Chelsey Direct, LLC,	25,652,113 (2)	76.0%
	William B. Wachtel and
	Stuart Feldman
	c/o Wachtel & Masyr, LLP
	152 West 57th Street
	New York, New York 10019

__________

(1)

In the case of Common Stock, includes shares of Common Stock issued upon exercise of options or warrants exercisable within 60 days for the subject individual only. Percentages of Common Stock are computed on the basis of 22,426,296 shares of outstanding Common Stock, 10,259,366 exercisable warrants and 1,051,751 exercisable options as of June 25, 2005. Percentages of the Series C Preferred are computed on the basis of 564,819 shares of Series C Preferred outstanding as of June 25, 2005.

(2)

Information concerning the number of shares beneficially owned has been taken from Amendment No. 12 to the Statement on Schedule 13D filed by Chelsey on January 10, 2005 with the SEC. Chelsey is the record holder of shares of Common Stock and 564,819 shares of Series C Preferred. Chelsey Capital Profit Sharing Plan (the “Chelsey Plan”) is the sole member of Chelsey and Mr. Wachtel is the Manager of Chelsey. The sponsor of the Chelsey Plan is DSJ International Resources Ltd. (“DSJI”). Mr. Feldman is the sole officer and director of DSJI and a principal beneficiary of the Chelsey Plan. Mr. Feldman is also the owner of 16,090 shares of Common Stock. Mr. Wachtel, in his capacity as the Manager of Chelsey and Chelsey Finance, will have sole voting and dispositive power with respect to 25,629,856 shares of Common Stock, options and warrants and 564,819 shares of Series C Preferred owned by Chelsey. Each of Messrs. Wachtel and Feldman have vested options to purchase 6,167 shares of Common Stock exercisable within 60 days. The shares of Common Stock and Series C Preferred which are owned by Chelsey and Messrs. Wachtel and Feldman collectively represent approximately 91.0% of the combined voting power of the Company’s securities (after giving effect to the exercise of all outstanding options and warrants to purchase Common Stock beneficially owned by Chelsey).

Management Ownership

The following table lists share ownership of the Company’s Common Stock and Series C Preferred as of June 25, 2005. The information includes beneficial ownership by (i) each of the Company’s directors and executive officers and (ii) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the Commission. Except as noted below, to the Company’s knowledge, each person named in the table will have sole voting and investment power with respect to all shares of Common Stock and Series C Preferred shown as beneficially owned by them.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)

William B. Wachtel	25,629,856 (2)	76.0%
	564,819 (2)	100.0%
A. David Brown	9,667 (1)	*
Stuart Feldman	25,645,946 (2)	76.0%
	564,819 (2)	100.0%
Paul S. Goodman	2,833 (1)	*
Donald Hecht	2,833 (1)	*
Robert H. Masson	9,667 (1)	*
Wayne P. Garten	138,334 (1)	*
Michael D. Contino	125,240 (1)(5)	*
John W. Swatek	16,667 (1)	*
Daniel J. Barsky	16,667 (1)	*
Steven Lipner	7,000 (1)	*
John DiFrancesco	55,000 (1)	*
Thomas C. Shull	320,000 (1)	*

Directors and Executive Officers as a Group (13 persons)	26,356,021 (3)	78.1%
	564,819 (4)	100.0%

* Less than one percent

(1)	Represents options to purchase shares of Common Stock exercisable within 60 days.
(2)

Chelsey and its related affiliate, Chelsey Finance, is the record holder of 15,364,323 shares of Common Stock, 10,259,366 outstanding Common Stock warrants and 564,819 shares of Series C Preferred. Chelsey Capital Profit Sharing Plan (the “Chelsey Plan”) is the sole member of Chelsey and Mr. Wachtel is the Manager of Chelsey. The sponsor of the Chelsey Plan is DSJ International Resources Ltd. (“DSJI”). Mr. Feldman is the sole officer and director of DSJI and a principal beneficiary of the Chelsey Plan. Mr. Feldman is also the owner of 16,090 shares of Common Stock. Mr. Wachtel, in his capacity as the Manager of Chelsey, has sole voting and dispositive power with respect to 15,364,323 shares of Common Stock and 564,819 shares of Series C Preferred owned by Chelsey, and Mr. Feldman has sole voting and dispositive power with respect to 16,090 shares of Common Stock owned by him. Each of Messrs. Wachtel and Feldman have vested options to purchase 6,167 shares of Common Stock exercisable within 60 days. The shares of Common Stock and Series C Preferred Stock owned by Chelsey and Messrs. Wachtel and Feldman collectively represent approximately 91% of the combined voting power of the Company’s securities (after giving effect to the exercise of all outstanding options and warrants to purchase Common Stock beneficially owned by Chelsey).

(3)	Shares of Common Stock; includes options to purchase 716,002 shares exercisable within 60 days and 10,259,366 warrants.
(4)	Shares of Series C Preferred Stock.
(5)	Includes 240 shares owned by Mr. Contino.

Item 13. Certain Relationships and Related Transactions

On July 8, 2004, the Company closed on the Chelsey Facility, a $20.0 million junior secured credit facility with Chelsey Finance. The Chelsey Facility has a three-year term, subject to earlier maturity upon the occurrence of a change in control or sale of the Company (as defined), and carries a stated interest rate of 5.0% above the prime rate publicly announced by Wachovia. In consideration for providing the Chelsey Facility to the Company, Chelsey Finance received a closing fee of $200,000 and a warrant exercisable immediately and for a period of ten years to purchase 30.0% of the then fully diluted shares of Common Stock of the Company (equal to 10,259,366 shares of Common Stock) at an exercise price of $0.01 per share.

As part of the Chelsey Facility, the Company and its subsidiaries agreed to indemnify Chelsey Finance from any losses suffered arising out of the Chelsey Facility other than liabilities resulting from such parties’ gross negligence or willful misconduct. The indemnification agreement is not limited as to term and does not include any limitations on maximum future payments thereunder.

In connection with the closing of the Chelsey Facility, Chelsey waived its blockage rights over the issuance of senior securities and received in consideration a waiver fee equal to 1.0% of the liquidation preference of the Company’s outstanding Series C Preferred payable in 434,476 shares of Common Stock (calculated based upon the fair market value thereof two business days prior to the closing date).

The Company retained the law firm of Wachtel & Masyr LLP to handle the appeal of the Kaul litigation. Mr. Wachtel, the Company’s Chairman and the Manager of Chelsey, is a partner in Wachtel & Masyr. Wachtel & Masyr agreed to handle the appeal for a $150,000 fixed fee, of which half was incurred and paid in 2004 and the balance was paid and incurred in 2005.

The Company completed the reverse stock split effective on September 22, 2004. The voting rights of the Series C Preferred were not adjusted as a result of the reverse stock split and consequently, Chelsey’s voting control was increased vis-à-vis the other Common Stock holders.

Either the majority of the independent directors of the Company’s Board of Directors, a committee of the Company’s Board of Directors consisting of independent directors, or, in certain cases, the stockholders have approved these relationships and transactions and, to the extent that such arrangements are available from nonaffiliated parties, all relationships and transactions are on terms no less favorable to the Company than those available from nonaffiliated parties.

Item 14. Principal Accountants Fees and Services

Fees and Independence -

Prior to their dismissal on October 20, 2005, KPMG provided audit services to the Company consisting of the annual audit of the Company’s 2003 consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the 2003 fiscal year and reviews of the financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the first and second fiscal quarters of 2004 and the three fiscal quarters of 2003. KPMG started but did not complete audit of the 2004 fiscal year. The following table shows the fees that were billed to the Company by KPMG and subsequently paid by the Company for professional services rendered with respect to the fiscal years ended December 25, 2004 and December 27, 2003.

Fee Category	Fiscal Year 2004	% of Total	Fiscal Year 2003	% of Total
Audit Fees(1)(2)	$1,448,000	97.4%	$ 814,500	84.6%
Audit-Related Fees(3)	38,000	2.6%	133,500	13.9%
Tax Fees(4)	-0-	0%	14,500	1.5%
Total Fees	$1,486,000	100.0%	$ 962,500	100.0%

The Audit Committee appointed GGK on November 2, 2005 as the Company’s principal independent auditors. (KPMG withdrew their opinions for 2002 and 2003 fiscal year end audits as a result of the Restatement.) GGK provided audit services to the Company consisting of the annual audit of the Company’s 2004, 2003 and 2002 consolidated financial statements contained in the Company’s Annual Report on Form 10-K for 2004 and a review of the financial statements contained in the Company’s Quarterly Report on Form 10-Q for the third fiscal quarter of 2004. The following table shows the fees that were billed to the Company by GGK for professional services rendered with respect to the fiscal years ended December 25, 2004, December 27, 2003 (as restated) and December 28, 2002 (as restated). Due to the restated fiscal years, amounts billed by GGK have been allocated over each of the three years.

Fee Category	Fiscal Year 2004	% of Total	Fiscal Year 2003	% of Total	Fiscal Year 2002	% of Total
Audit Fees(2)	$275,000	100.0%	$250,000	100.0%	$250,000	100.0%
Audit-Related Fees(3)	-0-	0%	-0-	0%	-0-	0%
Tax Fees(4)	-0-	0%	-0-	0%	-0-	0%
Total Fees	$275,000	100.0%	$250,000	100.0%	$250,000	100.0%

_________

Through September 30, 2005, GGK (the “Firm”) had a continuing relationship with American Express Tax and Business Services Inc. (“TBS”) from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provided non-audit services. Subsequent to September 30, 2005 this relationship ceased and the Firm established a similar relationship with RSM McGladrey, Inc. (“RSM”). The Firm has no full time employees, and, therefore, none of the audit services performed were provided by permanent, full-time employees of the Firm. The Firm manages and supervises the audit and audit staff and is exclusively responsible for the opinion rendered in connection with its examination.

(1)

Does not include approximately $516,000 of fees billed by KPMG after their dismissal (approximately $415,000 relates to the 2004 audit and the remainder relates to quarterly reviews in 2005), a portion of which is in excess of the audit fees previously approved by the Audit Committee. The Company disputes owing KPMG any of the audit fees billed after their dismissal.

(2)

Audit Fees are fees for professional services performed for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(3)

Audit-Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. This includes: employee benefit and compensation plan audits; due diligence related to mergers and acquisitions; auditor attestations that are not required by statute or regulation; and professional services related to the application of financial accounting / reporting standards. 100% and 100% of these fees for fiscal years 2004 and 2003, respectively, were approved by the Audit Committee pursuant to Paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

(4)

Tax Fees are fees for professional services performed with respect to tax compliance, tax advice and tax planning. 100% and 100% of these fees for fiscal years 2004 and 2003, respectively, were approved by the Audit Committee pursuant to Paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

Pre-Approval Policy

The Audit Committee has adopted an audit and non-audit services pre-approval policy, whereby it may pre-approve the provision of services to us by the independent auditors. The policy of the Audit Committee is to pre-approve the audit, audit-related, tax and non-audit services to be performed during the year on an annual basis, in accordance with a schedule of such services approved by the Audit Committee. The annual audit services engagement terms and fees will be subject to the specific pre-approval of the Audit Committee. Audit-related services and tax services to be provided by the auditors will be subject to general pre-approval by the Audit Committee. The Audit Committee may grant specific case-by-case approval for permissible non-audit services. The Audit Committee will establish pre-approval fee levels or budgeted amounts for all services to be provided on an annual basis. Any proposed services exceeding those levels or amounts will require specific pre-approval by the Audit Committee. The Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee, who will report any such pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

		Page No.
1.	Index to Financial Statements
	Report of Independent Registered Public Accounting Firm — Hanover Direct, Inc. and Subsidiaries Financial Statements	42
	Consolidated Balance Sheets as of December 25, 2004 and December 27, 2003 (as restated)	43
	Consolidated Statements of Income (Loss) for the years ended December 25, 2004, December 27, 2003 (as restated) and December 28, 2002 (as restated)	44
	Consolidated Statements of Cash Flows for the years ended December 25, 2004, December 27, 2003 (as restated) and December 28, 2002 (as restated)	45
	Consolidated Statements of Shareholders’ Deficiency for the years ended December 25, 2004, December 27, 2003 (as restated) and December 28, 2002 (as restated)	47
	Selected Quarterly Financial Information (unaudited) for the 13- week fiscal periods ended March 27, 2004 (as restated), June 26, 2004 (as restated), September 25, 2004, December 25, 2004, March 29, 2003 (as restated), June 28, 2003 (as restated), September 27, 2003 (as restated) and December 27, 2003 (as restated).	80
2.	Index to Financial Statement Schedule
	Schedule II — Valuation and Qualifying Accounts for the years ended December 25, 2004, December 27, 2003 (as restated) and December 28, 2002 (as restated)	83
	Schedules other than that listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits
	The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index found after the Signature Page.	106

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 21, 2006
HANOVER DIRECT, INC.
(Registrant)
By: /s/ Wayne P. Garten

Wayne. P. Garten,
President
and Chief Executive Officer
(On behalf of the registrant and as principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated below.

Principal Officers:

By: /s/ John W. Swatek	By: /s/ Hallie Sturgill

John W. Swatek,	Hallie Sturgill
Senior Vice President, Chief Financial Officer and Treasurer	Vice President and Corporate Controller
(principal financial officer)	(principal accounting officer)

Board of Directors:

/s/ William Wachtel	/s/ Donald Hecht

William Wachtel, Chairman of the Board of Directors	Donald Hecht, Director

/s/ Robert H. Masson	/s/ Stuart Feldman

Robert H. Masson, Director	Stuart Feldman, Director

/s/ A. David Brown	/s/ Wayne P. Garten

A. David Brown, Director	Wayne P. Garten
/s/ Paul S. Goodman

Paul S. Goodman, Director

Date: February 21, 2006

EXHIBIT INDEX

Exhibit Number Item 601 of Regulation S-K	Description of Document and Incorporation by Reference Where Applicable
2.1

Stock Purchase Agreement dated as of February 11, 2005 by and among Hanover Direct, Inc., The Company Store Group, LLC and Gump’s Holdings, LLC Incorporated by reference to the Form 8-K filed February 17, 2005.

3.1	Restated Certificate of Incorporation. Incorporated by reference to the Form 10-K for the year ended December 28, 1996.

3.2	Certificate of Correction filed to correct a certain error in the Restated Certificate of Incorporation. Incorporated by reference to the Form 10-K for the year ended December 26, 1998.

3.3	Certificate of Amendment to Certificate of Incorporation dated May 28, 1999. Incorporated by reference to the Form 10-K for the year ended December 25, 1999.

3.4

Certificate of Correction Filed to Correct a Certain Error in the Restated Certificate of Incorporation dated August 26, 1999. Incorporated by reference to the Form 10-K for the year ended December 25, 1999.

3.5	Certificate of Designations, Powers, Preferences and Rights of Series A Cumulative Participating Preferred Stock. Incorporated by reference to the Form 8-K filed August 30, 2000.

3.6	Certificate of the Designations, Powers, Preferences and Rights of Series B Participating Preferred Stock. Incorporated by reference to the Form 8-K filed December 20, 2001.

3.7	Certificate of Elimination of the Series A Cumulative Participating Preferred Stock. Incorporated by reference to the Form 8-K filed December 20, 2001.

3.8	Certificate of the Designations, Powers, Preferences and Rights of Series C Participating Preferred Stock. Incorporated by reference to the Form 8-K filed November 30, 2003.

3.9	Certificate of Elimination of the Series B Participating Preferred Stock. Incorporated by reference to the Form 8-K filed November 30, 2003.

3.10

Certificate of Correction filed on November 26, 2003 with the Delaware Secretary of State to Correct a Certain Error in the Amended and Restated Certificate of Incorporation of Hanover Direct, Inc. filed with the Delaware Secretary of State on October 31, 1996. Incorporated by reference to the Form 8-K filed November 30, 2003.

3.11	By-laws. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1997.

3.12	Amendment to By-laws. Incorporated by reference to the Form 8-K filed November 30, 2003.

3.13	Amendment to By-laws. Incorporated by reference to the Form10-Q filed August 10, 2004.

3.14

Certificate of the Designations, Powers, Preferences and Rights of Series D Participating Preferred Stock of Hanover Direct, Inc., dated July 8, 2004. Incorporated by reference to the Form 8-K filed July 12, 2004.

3.15	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated September 22, 2004.

3.16	Certificate of Elimination of the Series D Participating Preferred Stock dated September 30, 2004. Incorporated by reference to the Form 10-Q filed July 12, 2005.

10.12

Hanover Direct, Inc. Key Executive Eighteen Month Compensation Continuation Plan. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.

10.13

Amendment No. 1 to the Hanover Direct, Inc. Key Executive Eighteen Month Compensation Continuation Plan, dated as of June 1, 2001. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

10.14

Amendment No. 2 to the Hanover Direct, Inc. Key Executive Eighteen Month Compensation Continuation Plan, effective as of August 1, 2001. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002.

10.15

Amendment No. 3 to Hanover Direct, Inc. Key Executive Eighteen Month Compensation Continuation Plan, effective October 29, 2003. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003.

10.16	Hanover Direct, Inc. Key Executive Twelve Month Compensation Continuation Plan. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.

10.17

Amendment No. 1 to the Hanover Direct, Inc. Key Executive Twelve Month Compensation Continuation Plan, effective as of August 1, 2001. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002.

10.18

Amendment No. 2 to the Hanover Direct, Inc. Key Executive Twelve Month Compensation Continuation Plan, effective as of December 28, 2002. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003.

10.19	Hanover Direct, Inc. Key Executive Six Month Compensation Continuation Plan. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.

10.20

Amendment No. 1 to the Hanover Direct, Inc. Key Executive Six Month Compensation Continuation Plan, effective as of August 1, 2001. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002.

10.21

Amendment No. 2 to the Hanover Direct, Inc. Key Executive Six Month Compensation Continuation Plan, effective as of December 28, 2002. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003.

10.22

Loan and Security Agreement dated as of November 14, 1995 by and among Congress Financial Corporation (“Congress”), HDPA, Brawn, Gump’s by Mail, Gump’s, The Company Store, Inc. (“The Company Store”), Tweeds, Inc. (“Tweeds”), LWI Holdings, Inc. (“LWI”), Aegis Catalog Corporation (“Aegis”), Hanover Direct Virginia, Inc. (“HDVA”) and Hanover Realty Inc. (“Hanover Realty”). Incorporated by reference to the Form 10-K for the year ended December 30, 1995.

10.23

First Amendment to Loan and Security Agreement dated as of February 22,1996 by and among Congress, HDPA, Brawn, Gump’s by Mail, Gump’s, The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC. Incorporated by reference to the Form 10-K for the year ended December 28, 1996.

10.24

Second Amendment to Loan and Security Agreement dated as of April 16, 1996 by and among Congress, HDPA, Brawn, Gump’s by Mail, Gump’s, The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC. Incorporated by reference to the Form 10-K for the year ended December 28, 1996.

10.25

Third Amendment to Loan and Security Agreement dated as of May 24, 1996 by and among Congress, HDPA, Brawn, Gump’s by Mail, Gump’s, The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC. Incorporated by reference to the Form 10-K for the year ended December 28, 1996.

10.26

Fourth Amendment to Loan and Security Agreement dated as of May 31, 1996 by and among Congress, HDPA, Brawn, Gump’s by Mail, Gump’s, The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC. Incorporated by reference to the Form 10-K for the year ended December 28, 1996.

10.27

Fifth Amendment to Loan and Security Agreement dated as of September 11, 1996 by and among Congress, HDPA, Brawn, Gump’s by Mail, Gump’s, The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC. Incorporated by reference to the Form 10-K for the year ended December 28, 1996.

10.28

Sixth Amendment to Loan and Security Agreement dated as of December 5, 1996 by and among Congress, HDPA, Brawn, Gump’s by Mail, Gump’s, The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC. Incorporated by reference to the Form 10-K for the year ended December 28, 1996.

10.29

Seventh Amendment to Loan and Security Agreement dated as of December 18, 1996 by and among Congress, HDPA, Brawn, Gump’s by Mail, Gump’s, The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC. Incorporated by reference to the Form 10-K for the year ended December 28, 1996.

10.30

Eighth Amendment to Loan and Security Agreement dated as of March 26, 1997 by and among Congress, HDPA, Brawn, Gump’s by Mail, Gump’s, The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC. Incorporated by reference to the Form 10-K for the year ended December 26, 1998.

10.31

Ninth Amendment to Loan and Security Agreement dated as of April 18, 1997 by and among Congress, HDPA, Brawn, Gump’s by Mail, Gump’s, The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC. Incorporated by reference to the Form 10-K for the year ended December 26, 1998.

10.32

Tenth Amendment to Loan and Security Agreement dated as of October 31, 1997 by and among Congress, HDPA, Brawn, Gump’s by Mail, Gump’s, The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC. Incorporated by reference to the Form 10-K for the year ended December 26, 1998.

10.33

Eleventh Amendment to Loan and Security Agreement dated as of March 25,1998 by and among Congress, HDPA, Brawn, Gump’s by Mail, Gump’s, The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC. Incorporated by reference to the Form 10-K for the year ended December 26, 1998.

10.34

Twelfth Amendment to Loan and Security Agreement dated as of September 30, 1998 by and among Congress, HDPA, Brawn, Gump’s by Mail, Gump’s, The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC. Incorporated by reference to the Form 10-K for the year ended December 25, 1999.

10.35

Thirteenth Amendment to Loan and Security Agreement dated as of September 30, 1998 by and among Congress, HDPA, Brawn, Gump’s by Mail, Gump’s, The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC. Incorporated by reference to the Form 10-K for the year ended December 25, 1999.

10.36

Fourteenth Amendment to Loan and Security Agreement dated as of February 28, 2000 by and among Congress, HDPA, Brawn, Gump’s by Mail, Gump’s, The Company Store, Tweeds, LWI, Aegis, HDVA, Hanover Realty and TAC. Incorporated by reference to the Form 10-K for the year ended December 25, 1999.

10.37

Fifteenth Amendment to Loan and Security Agreement dated as of March 24, 2000 by and among Congress, HDPA, Brawn, Gump’s by Mail, Gump’s, LWI, HDVA, Hanover Realty, The Company Store Factory, Inc., The Company Office, Inc., Keystone Internet Services, Inc., Tweeds, LLC, Silhouettes, LLC, Hanover Company Store, LLC and Domestications, LLC. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2000.

10.38

Sixteenth Amendment to Loan and Security Agreement dated as of August 8, 2000 by and among Congress, HDPA, Brawn, Gump’s by Mail, Gump’s, LWI, HDVA, Hanover Realty, The Company Store Factory, Inc., The Company Office, Inc., Keystone Internet Services, Inc., Tweeds, LLC, Silhouettes, LLC, Hanover Company Store, LLC and Domestications, LLC. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 24, 2000.

10.39

Seventeenth Amendment to Loan and Security Agreement dated as of January 5, 2001 by and among Congress, HDPA, Brawn, Gump’s by Mail, Gump’s, LWI, HDVA, Hanover Realty, The Company Store Factory, Inc., The Company Office, Inc., Keystone Internet Services, Inc., Tweeds, LLC, Silhouettes, LLC, Hanover Company Store, LLC and Domestications, LLC. Incorporated by reference to the Form 10-K for the year ended December 30, 2000.

10.40

Eighteenth Amendment to Loan and Security Agreement, dated as of November 12, 2001, among Congress, HDPA, Brawn, Gump’s by Mail, Gump’s, LWI, HDVA, Hanover Realty, The Company Store Factory, Inc., The Company Office, Inc., Keystone Internet Services, Inc., Tweeds, LLC, Silhouettes, LLC, Hanover Company Store, LLC and Domestications, LLC. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2001.

10.41

Nineteenth Amendment to Loan and Security Agreement, dated as of December 18, 2001, by and among Congress, HDPA, Brawn, Gump’s by Mail, Gump’s, LWI, HDVA, Hanover Realty, The Company Store Factory, Inc., The Company Office, Inc., Keystone Internet Services, Inc., Tweeds, LLC, Silhouettes, LLC, Hanover Company Store, LLC and Domestications, LLC. Incorporated by reference to the Form 8-K filed December 20, 2001.

10.42

Twentieth Amendment to Loan and Security Agreement, dated as of March 5, 2002, by and among Congress, HDPA, Brawn, Gump’s by Mail, Gump’s, HDVA, Hanover Realty, The Company Store Factory, Inc., The Company Office, Inc., Keystone Internet Services, Inc., Silhouettes, LLC, Hanover Company Store, LLC and Domestications, LLC. Incorporated by reference to the Form 10-K for the year ended December 29, 2001.

10.43

Twenty-first Amendment to Loan and Security Agreement, dated as of March 21, 2002, among Congress, HDPA, Brawn, Gump’s by Mail, Gump’s, HDVA, Hanover Realty, The Company Store Factory, Inc., The Company Office, Inc., Keystone Internet Services, Inc., Silhouettes, LLC, Hanover Company Store, LLC and Domestications, LLC. Incorporated by reference to the Form 10-K for the year ended December 29, 2001.

10.44

Twenty-second Amendment to Loan and Security Agreement, dated as of August 16, 2002, among Congress, HDPA, Brawn, Gump’s by Mail, Gump’s, HDVA, Hanover Realty, The Company Store Factory, Inc., The Company Office, Inc., Silhouettes, LLC, Hanover Company Store, LLC, Domestications, LLC and Keystone Internet Services, Inc. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2002.

10.45

Twenty-third Amendment to Loan and Security Agreement, dated as of December 27, 2002, among Congress, HDPA, Brawn, Gump’s by Mail, Gump’s, HDVA, Hanover Realty, The Company Store Factory, Inc., The Company Office, Inc., Silhouettes, LLC, Hanover Company Store, LLC, Domestications, LLC, Keystone Internet Services, Inc., Keystone Internet Services, LLC and The Company Store Group, LLC. Incorporated by reference to the Form 10-K for the year ended December 28, 2002.

10.46

Twenty-fourth Amendment to Loan and Security Agreement, dated as of February 28, 2003, among Congress, Brawn, Gump’s by Mail, Gump’s, Hanover Realty, The Company Store Factory, Inc., The Company Office, Inc., Silhouettes, LLC, Hanover Company Store, LLC, Domestications, LLC, Keystone internet Services, LLC and The Company Store Group, LLC. Incorporated by reference to the Form 10-K for the year ended December 28, 2002.

10.47

Twenty-fifth Amendment to Loan and Security Agreement, dated as of April 21, 2003, among Congress, Brawn, Gump’s by Mail, Gump’s, Hanover Realty, The Company Store Factory, Inc., The Company Office, Inc., Silhouettes, LLC, Hanover Company Store, LLC, Domestications, LLC, Keystone internet Services, LLC and The Company Store Group, LLC. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2003.

10.48

Twenty-sixth Amendment to Loan and Security Agreement, dated as of August 29, 2003, among Congress, Brawn, Gump’s by Mail, Gump’s, Hanover Realty, The Company Store Factory, Inc., The Company Office, Inc., Silhouettes, LLC, Hanover Company Store, LLC, Domestications, LLC, Keystone internet Services, LLC and The Company Store Group, LLC. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003.

10.49

Twenty-seventh Amendment to Loan and Security Agreement, dated as of October 31, 2003, among Congress, Brawn, Gump’s by Mail, Gump’s, Hanover Realty, The Company Store Factory, Inc., The Company Office, Inc., Silhouettes, LLC, Hanover Company Store, LLC, Domestications, LLC, Keystone internet Services, LLC and The Company Store Group, LLC. Incorporated by reference to the Form 8-K filed October 31, 2003.

10.50

Twenty-eighth Amendment to Loan and Security Agreement, dated as of November 4, 2003, among Congress, Brawn, Gump’s by Mail, Gump’s, Hanover Realty, The Company Store Factory, Inc., The Company Office, Inc., Silhouettes, LLC, Hanover Company Store, LLC, Domestications, LLC, Keystone internet Services, LLC and The Company Store Group, LLC. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003.

10.51

Twenty-ninth Amendment to Loan and Security Agreement, dated as of November 25, 2003, among Congress, Brawn, Gump’s by Mail, Gump’s, Hanover Realty, The Company Store Factory, Inc., The Company Office, Inc., Silhouettes, LLC, Hanover Company Store, LLC, Domestications, LLC, Keystone internet Services, LLC and The Company Store Group, LLC. Incorporated by reference to the Form 8-K filed November 30, 2003.

10.52

Employment Agreement dated as of September 1, 2002 between Thomas C. Shull and the Company. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2002.

10.53

Amendment No. 1 to Employment Agreement dated as of September 1, 2002 between Thomas C. Shull and the Company. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002.

10.54

Amendment No. 2 to Employment Agreement dated as of June 23, 2003 between Thomas C. Shull and the Company. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2003.

10.55

Amendment No. 3 to Employment Agreement effective as of August 3, 2003 between Thomas C. Shull and the Company. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2003.

10.56

Final form of letter agreement between the Company and certain Level 8 executive officers. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002.

10.57	Form of Transaction Bonus Letter. Incorporated by reference to the Form 10-K for the year ended December 28, 2002.

10.58	Hanover Direct, Inc. Savings and Retirement Plan, as amended and restated as of July 1, 1999. Incorporated by reference to the Form 10-K for the year ended December 29, 2001.

10.59	First Amendment to the Hanover Direct, Inc. Savings and Retirement Plan, effective March 1, 2002. Incorporated by reference to the Form 10-K for the year ended December 29, 2001.

10.60	Memorandum of Understanding dated November 10, 2003 by and among Hanover Direct, Inc., Chelsey Direct, LLC and Regan Partners, L.P. Incorporated by reference to the Form 8-K filed November 10, 2003.

10.61	Recapitalization Agreement dated as of November 18, 2003 by and between Hanover Direct, Inc. and Chelsey Direct, LLC. Incorporated by reference to the Form 8-K filed November 18, 2003.

10.62

Registration Rights Agreement dated as of November 30, 2003 by and among Hanover Direct, Inc., Chelsey Direct, LLC and Stuart Feldman. Incorporated by reference to the Form 8-K filed November 30, 2003.

10.63

Corporate Governance Agreement dated as of November 30, 2003 by and among Hanover Direct, Inc. Chelsey Direct, LLC, Stuart Feldman, Regan Partners, L.P., Regan International Fund Limited and Basil P. Regan. Incorporated by reference to the Form 8-K filed November 30, 2003.

10.64

Voting Agreement dated as of November 30, 2003 by and among Chelsey Direct, LLC, Stuart Feldman, Regan Partners, L.P., Regan International Fund Limited and Basil P. Regan. Incorporated by reference to the Form 8-K filed November 30, 2003.

10.65

General Release dated November 30, 2003 given by Hanover Direct, Inc. and its parents, affiliates, subsidiaries, predecessor firms, shareholders, officers, directors, members, managers, employees, agents and others to Chelsey Direct, LLC and its parents, affiliates, subsidiaries, predecessor firms, shareholders, officers, directors, members, managers, employees, attorneys, agents and others. Incorporated by reference to the Form 8-K filed November 30, 2003.

10.66

General Release dated November 30, 2003 given by Chelsey Direct, LLC and its parents, affiliates, subsidiaries, predecessor firms, shareholders, officers, directors, members, managers, employees, agents and others to Hanover Direct, Inc. and its parents, affiliates, subsidiaries, predecessor firms, shareholders, officers, directors, members, managers, employees, attorneys, agents and others. Incorporated by reference to the Form 8-K filed November 30, 2003.

10.67

Stipulation of Discontinuance of the action entitled Hanover Direct, Inc. v. Richemont Finance S.A. and Chelsey Direct, LLC in the Supreme Court of the State of New York, County of New York (Index No. 03/602269) dated November 30, 2003. Incorporated by reference to the Form 8-K filed November 30, 2003.

10.68	Code of Conduct of the Registrant. Incorporated by reference to the Form 10-K filed April 9, 2004.

10.69

Thirtieth Amendment to Loan and Security Agreement, dated as of March 25, 2004, among Congress, Brawn, Gump’s by Mail, Gump’s, Hanover Realty, The Company Store Factory, Inc., The Company Office, Inc., Silhouettes, LLC, Hanover Company Store, LLC, Domestications, LLC, Keystone internet Services, LLC and The Company Store Group, LLC. Incorporated by reference to the Form 10-K filed April 9, 2004.

10.70	Employment Agreement dated as of May 5, 2004 between Wayne P. Garten and the Company. Incorporated by reference to the Form10-Q filed August 10, 2004.

10.71	General Release and Covenant Not to Sue, dated as of May 5, 2004, between Thomas C. Shull and the Company. Incorporated by reference to the Form10-Q filed August 10, 2004.

10.72

Loan and Security Agreement, dated as of July 8, 2004, among Chelsey Finance, LLC, a Delaware limited liability company, and the Borrowers named therein. Incorporated by reference to the Form 8-K filed July 12, 2004.

10.73

Intercreditor and Subordination Agreement, dated as of July 8,2004, between Lender and Congress Financial Corporation, as acknowledged by Borrowers and Guarantors. Incorporated by reference to the Form 8-K filed July 12, 2004.

10.74

Thirty-first Amendment to Loan and Security Agreement, dated as of July 8, 2004, among Congress Financial Corporation and the Borrowers and Guarantors named therein. Incorporated by reference to the Form 8-K filed July 12, 2004.

10.75	Series D Preferred Stock Purchase Warrant dated July 8, 2004 issued by Hanover Direct, Inc. to Chelsey Finance, LLC. Incorporated by reference to the Form 8-K filed July 12, 2004.

10.76

Thirty-Second Amendment to Loan and Security Agreement, dated as of December 30, 2004, among Congress Financial Corporation and the Borrowers and Guarantors named therein. Incorporated by reference to the Form 8-K filed October 27, 2005.

10.77	Common Stock Purchase Warrant dated September 23, 2004 issued by Hanover Direct, Inc. to Chelsey Finance, LLC.

10.78

Thirty-Third Amendment to Loan and Security Agreement, dated as of March 11, 2005, among Congress Financial Corporation and the Borrowers and Guarantors named therein. Incorporated by reference to the Form 8-K filed October 27, 2005.

10.79	Employment Agreement dated as of March 15, 2005 between John Swatek and the Company. Incorporated by reference to the Form 8-K filed March 18, 2005.

10.80

Thirty-Fourth Amendment to Loan and Security Agreement, dated as of July 29, 2005, by and among Wachovia Bank, National Association and the Borrowers and Guarantors named therein. Incorporated by reference to the Form 8-K filed October 27, 2005.

10.81

First Amendment to Loan And Security Agreement dated as of November 30, 2004, by and among Chelsey Finance, LLC and the Borrowers and Guarantors named therein. Incorporated by reference to the Form 8-K filed October 27, 2005.

10.82

Second Amendment to Loan And Security Agreement dated as of December 30, 2004, by and among Chelsey Finance, LLC and the Borrowers and Guarantors named therein. Incorporated by reference to the Form 8-K filed October 27, 2005.

10.83

Third Amendment to Loan And Security Agreement dated as of July 29, 2005, by and among Chelsey Finance, LLC and the Borrowers and Guarantors named therein. Incorporated by reference to the Form 8-K filed October 27, 2005.

10.84	Credit Card Program Agreement between Hanover Direct, Inc. and World Financial Network National Bank dated as February 22, 2005. Incorporated by reference to the Form 8-K filed October 27, 2005.

10.85

Amendment Number One to Credit Card Program Agreement between Hanover Direct, Inc. and World Financial Network National Bank dated as March 30, 2005. Incorporated by reference to the Form 8-K filed October 27, 2005.

14.1	Hanover Direct, Inc. and Subsidiaries Code of Ethics. Incorporated by reference to the Form 10-K for the year ended December 28, 2002.

21.1	Subsidiaries of the Registrant.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) signed by Wayne P. Garten.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) signed by John W. Swatek.

32.1	Certification required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) signed by Wayne P. Garten.

32.2	Certification required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) signed by John W. Swatek.

*Hanover Direct, Inc., a Delaware corporation, is the successor by merger to The Horn & Hardart Company and The Hanover Companies.