Form 10-Q
period 2005-03-26
HANOVER DIRECT INC
filed 2006-02-21
CIK 320333

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2005

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

EXPLANATORY NOTE

As explained herein, we have restated the condensed consolidated financial statements for, among other periods, the period ended March 27, 2004 which is included in this Form 10-Q (collectively, the “Restatement”). By way of summary, the Restatement corrects a revenue recognition issue that resulted in revenue being recorded in advance of the actual receipt of merchandise by the customer, corrects an error in the accounting treatment of discounts obligations for certain of the Company’s buyers’ club programs and corrects the premature reversal of a reserve for post employment benefits. The Restatement also records certain customer prepayments and credits inappropriately released and records other liabilities relating to certain miscellaneous catalog costs and other miscellaneous costs that were inappropriately not accrued in the appropriate periods. In addition, we have made adjustments to the federal and state tax provision and the deferred tax asset and liabilities to reflect the effect of the Restatement adjustments. For a more complete description of the Restatement, refer to Note 2 to the attached condensed consolidated financial statements. As previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on November 10, 2004, the financial statements and related financial information contained in, among other reports, the Form 10-Q for the fiscal quarter ended March 27, 2004 should no longer be relied upon. Throughout this Form 10-Q all referenced amounts for the period ended March 27, 2004 and comparisons thereto reflect the balances and amounts after giving effect to the Restatement.

HANOVER DIRECT, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share amounts)

	March 26, 2005	December 25, 2004	March 27, 2004 As Restated
	(Unaudited)		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 515	$ 510	$ 2,434
Accounts receivable, net of allowance for doubtful accounts of $1,189, $1,367 and $1,069, respectively	15,342	17,819	12,615
Inventories, principally finished goods	47,325	53,147	41,088
Prepaid catalog costs	18,647	15,644	17,466
Other current assets	5,143	4,482	4,169
Total Current Assets	86,972	91,602	77,772
PROPERTY AND EQUIPMENT, AT COST:
Land	4,361	4,361	4,361
Buildings and building improvements	18,221	18,221	18,210
Leasehold improvements	1,078	10,156	10,108
Furniture, fixtures and equipment	51,716	53,792	53,331
	75,376	86,530	86,010
Accumulated depreciation and amortization	(54,320)	(61,906)	(59,125)
Property and equipment, net	21,056	24,624	26,885
Goodwill	8,649	9,278	9,278
Deferred tax assets	2,350	2,179	1,769
Other assets	2,645	2,816	1,742
Total Assets	$ 121,672	$ 130,499	$ 117,446

Continued on next page.

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands of dollars, except share amounts)

	March 26, 2005	December 25, 2004	March 27, 2004 As Restated
	(Unaudited)		(Unaudited)
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Short-term debt and capital lease obligations	$ 8,545	$ 16,690	$ 15,135
Accounts payable	25,850	29,544	39,441
Accrued liabilities	17,622	20,535	15,666
Customer prepayments and credits	17,587	12,032	17,778
Deferred tax liability	2,350	2,179	1,769
Total Current Liabilities	71,954	80,980	89,789
NON-CURRENT LIABILITIES:
Long-term debt (including debt to a related party see note 9)	11,419	11,196	8,001
Series C Participating Preferred Stock, authorized, issued and outstanding 564,819 shares; liquidation preference of $56,482	72,689	72,689	72,689
Other	--	3,286	4,097
Total Non-current Liabilities	84,108	87,171	84,787
Total Liabilities	156,062	168,151	174,576
SHAREHOLDERS’ DEFICIENCY:
Common Stock, $0.01 par value, authorized 50,000,000 shares at March 26, 2005 and December 25, 2004 and 30,000,000 shares at March 27, 2004; 22,426,296 shares issued and outstanding at March 26, 2005 and December 25, 2004; 22,229,456 shares issued and 22,017,363 shares outstanding at March 27, 2004	225	225	222
Capital in excess of par value	460,779	460,744	450,411
Accumulated deficit	(495,394)	(498,621)	(504,417)
	(34,390)	(37,652)	(53,784)
Less:
Treasury stock, at cost (0 shares at March 26, 2005 and December 25, 2004 and 212,093 shares at March 27, 2004)	--	--	(2,996)
Notes receivable from sale of Common Stock	--	--	(350)
Total Shareholders’ Deficiency	(34,390)	(37,652)	(57,130)
Total Liabilities and Shareholders’ Deficiency	$ 121,672	$ 130,499	$ 117,446

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands of dollars, except per share amounts)

(Unaudited)

	For the 13- Weeks Ended
	March 26, 2005	March 27, 2004 As Restated

NET REVENUES	$ 89,682	$ 81,281

OPERATING COSTS AND EXPENSES:
Cost of sales and operating expenses	53,972	51,087
Special charges	24	--
Selling expenses	22,278	19,618
General and administrative expenses	10,583	9,624
Depreciation and amortization	753	843
	87,610	81,172

INCOME BEFORE INTEREST AND INCOME TAXES	2,072	109
Interest expense, net (including interest expense to a related party see note 9)	1,827	825

INCOME (LOSS) BEFORE INCOME TAXES	245	(716)
Provision (benefit) for Federal income taxes	5	(108)
Provision (benefit) for state income taxes	1	(8)
Provision (benefit) for income taxes	6	(116)

INCOME (LOSS) FROM CONTINUING OPERATIONS	239	(600)

Gain (loss) from discontinued operations of Gump’s net of income tax benefit of $14, including a gain on disposal of $3,576 at March 26, 2005	2,988	(196)

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	3,227	(796)
Earnings applicable to Preferred Stock	79	--

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$ 3,148	$ (796)

NET INCOME (LOSS) PER COMMON SHARE:
From continuing operations – basic	$ 0.01	$ (0.03)
From continuing operations – diluted	$ 0.01	$ (0.03)
From discontinued operations – basic	$ 0.13	$ (0.01)
From discontinued operations – diluted	$ 0.09	$ (0.01)
Net income (loss) per common share – basic	$ 0.14	$ (0.04)
Net income (loss) per common share – diluted	$ 0.10	$ (0.04)
Weighted average common shares outstanding – basic (thousands)	22,426	22,017
Weighted average common shares outstanding – diluted (thousands)	32,585	22,017

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	For the 13- Weeks Ended
	March 26, 2005	March 27, 2004 As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 3,227	$ (796)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization, including deferred fees	1,065	1,077
Provision for doubtful accounts	213	87
Special charges	24	--
Gain on the sale of property and equipment	(2)	--
Gain on the sale of Gump’s	(3,576)	--
Compensation expense related to stock options	37	4
Accretion of debt discount	740	--
Changes in assets and liabilities:
Accounts receivable	189	1,634
Inventories	(166)	1,718
Prepaid catalog costs	(4,063)	(4,981)
Accounts payable	(1,194)	(3,301)
Accrued liabilities	(1,644)	(1,422)
Customer prepayments and credits	6,104	6,299
Other, net	(801)	(896)
Net cash provided (used) by operating activities	153	(577)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(412)	(119)
Proceeds from the sale of property and equipment	5	--
Proceeds from the sale of Gump’s	8,921	--
Net cash provided (used) by investing activities	8,514	(119)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings under Wachovia revolving loan facility	(8,082)	1,759
Payments under Wachovia Tranche A term loan facility	(498)	(498)
Payments under Wachovia Tranche B term loan facility	--	(450)
Payments of long-term debt and capital lease obligations	(82)	(185)
Payment of debt issuance costs	--	(125)
Refund of estimated Richemont tax obligation on Series B Participating Preferred Stock accretion	--	347
Net cash (used) provided by financing activities	(8,662)	848
Net increase in cash and cash equivalents	5	152
Cash and cash equivalents at the beginning of the period	510	2,282
Cash and cash equivalents at the end of the period	$ 515	$ 2,434

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$ 1,015	$ 733
Income taxes	$ 132	$ 6

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

The Company has adjusted the calculation of its deferred tax assets and liabilities as of March 27, 2004 to also consider the effect of deferred state income taxes as of that date, as well as the Company has calculated deferred taxes on only those Net Operating Loss Carryforwards that may be utilizable in the future. These adjustments resulted in a decrease of the deferred tax assets and liabilities by $0.8 million and $0.8 million, respectively, as of March 27, 2004. As the Company’s net deferred tax asset had a full valuation allowance at that date, there was no impact on the Company’s financial position, cash flows or operating results for this change.

On March 14, 2005, the Company sold all of the stock of Gump’s Corp. and Gump’s By Mail, Inc. (collectively, “Gump’s”) to an unrelated third party (See Note 6). The Condensed Consolidated Statements of Income (Loss) reflects the Gump’s operating results and gain on sale as discontinued operations.

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

2.	RESTATEMENTS OF FINANCIAL STATEMENTS

We have restated the condensed consolidated financial statements for the first quarter of 2004 included in this Form 10-Q (the “Restatement”).

Buyers’ Club Program. In the first quarter of 2004, we identified a potential issue with the accounting treatment of discount obligations due to members of certain of the Company’s buyers’ club programs, and at that time, an inappropriate conclusion regarding the accounting treatment was reached. During the third quarter of 2004, the issue was re-evaluated and we determined that an error in the accounting treatment had occurred. The impact of the error resulted in the overstatement of revenues and the omission of a liability related to the guarantee for discount obligations. The proper accounting treatment has been applied to the condensed consolidated financial statements for the first quarter of 2004.

Revenue Recognition Issues. During the second quarter of 2004, the Company identified a revenue recognition cut-off issue that resulted in revenue being recorded in advance of the actual shipment of merchandise to the customer. The practice was stopped immediately. Subsequently, the Company determined that revenue should be recognized when merchandise is received by the customer rather than when shipped because the Company routinely replaces customer merchandise damaged or lost in transit as a customer service matter (even though risk of loss, as a legal matter, passes on shipment). As a consequence, the Company has restated the first quarter of 2004 to recognize revenue when merchandise is received by the customer.

Kaul Accrual. During the year ended December 30, 2000, the Company estimated its liability related to Rakesh Kaul’s claims regarding benefits to which he was entitled as a result of his resignation as CEO on December 5, 2000. The accompanying condensed consolidated financial statements contain a restatement related to the Kaul reserve that corrects an error in the accounting treatment of the reserve. The first error identified was the premature reversal of the reserve in the fourth quarter of 2003 based upon a summary judgment decision in January 2004. Because this decision could be, and subsequently was appealed, management has determined that the reversal was premature. The second error identified was the accounting for legal fees associated with litigating this claim. Due to the fact that the Kaul reserve was recorded prior to the initiation of litigation, the Company has determined that the appropriate basis of accounting for the legal fees related to the litigation would have been to treat such fees as period costs and, therefore, expensed as incurred. However, the Company inappropriately recorded certain of these fees against the reserve as opposed to recording them as an expense in the income statement. As of March 26, 2005, the Company had accrued $4.5 million related to this matter. This accrual remained on the Company’s Consolidated Balance Sheet until the third quarter of 2005 when Kaul’s rights to pursue this claim expired.

Customer Prepayments and Credits. Starting in fiscal 2001, the Company inappropriately reduced the liability for certain customer prepayments and credits. The impact of the premature reduction of this liability resulted in the understatement of general and administrative expenses and the omission of the related liability. During the fourth quarter of 2004, the Company re-evaluated the accounting treatment for these customer prepayments and credits. As a consequence, the Company has applied the proper accounting treatment to the condensed consolidated financial statements for the first quarter of 2004.

Other Accruals. The Company has recorded other liabilities relating primarily to certain miscellaneous catalog costs and other miscellaneous costs that were inappropriately not accrued in the appropriate periods.

The summary of the effects of the Restatement, inclusive of any tax implications, on the Company’s first quarter of 2004 condensed consolidated financial statements is stated below. The amounts presented below “As Previously Reported” reflect the Gump’s operating results and gain on sale as discontinued operations.

	Quarter ended March 27, 2004
	As Previously Reported	Buyers’ Club Adjustment	Revenue Recognition Adjustments	Kaul Accrual Adjustment	Customer Prepayments And Credits Adjustment	Other Accrual Adjustments	As Restated
	(In thousands, except per share amounts)
Inventories	$ 37,646	--	3,442	--	--	--	$ 41,088
Prepaid catalog costs	$ 15,305	--	2,161	--	--	--	$ 17,466
Other current assets	$ 3,294	--	721	--	--	154	$ 4,169
Total current assets	$ 71,293	--	6,324	--	--	155	$ 77,772
Deferred tax asset	$ 1,453	--	316	--	--	--	$ 1,769
Accounts payable	$ 38,499	--	--	--	--	942	$ 39,441
Accrued liabilities	$ 11,997	--	(618)	4,354	--	(67)	$ 15,666
Customer prepayments and credits	$ 5,866	2,161	8,826	--	925	--	$ 17,778
Deferred tax liability	$ 1,453	--	316	--	--	--	$ 1,769
Total current liabilities	$ 72,950	2,161	8,524	4,354	925	875	$ 89,789
Accumulated deficit	$ (494,373)	(2,161)	(1,884)	(4,354)	(925)	(720)	$ (504,417)
Total shareholders’ deficiency	$ (47,086)	(2,161)	(1,884)	(4,354)	(925)	(720)	$ (57,130)
Net revenues	$ 86,409	(264)	(4,864)	--	--	--	$ 81,281
Cost of sales and operating expenses	$ 53,322	--	(2,235)	--	--	--	$ 51,087
Selling expenses	$ 21,034	--	(1,484)	--	--	68	$ 19,618
General and administrative expenses	$ 9,666	--	(112)	--	58	12	$ 9,624
Income before interest and income taxes	$ 1,546	(264)	(1,033)	--	(58)	(80)	$ 111
Benefit (provision) for Federal income taxes	$ (63)	--	--	--	--	171	$ 108
Benefit (provision) for state income taxes	$ (42)	--	--	--	--	50	$ 8
Net income (loss) and comprehensive income (loss)	$ 418	(264)	(1,033)	--	(58)	141	$ (796)
Net income (loss) applicable to common shareholders	$ 417	(264)	(1,032)	--	(58)	141	$ (796)
Net income (loss) per share-basic and diluted	$ 0.02	(0.01)	(0.05)	--	--	--	$ (0.04)

The Restatement did not result in a change to the Company’s cash flows during the first quarter of 2004.

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

	For the 13- Weeks Ended
	March 26, 2005	March 27, 2004 As Restated

Net income (loss)	$ 3,227	$ (796)
Less:
Earnings applicable to preferred stock	79	--
Net income (loss) applicable to common shareholders	$ 3,148	$ (796)
Basic net income (loss) per common share	$ 0.14	$ (0.04)

Weighted-average common shares outstanding	22,426	22,017

Diluted net income (loss)	$ 3,148	$ (796)
Diluted net income (loss) per common share	$ 0.10	$ (0.04)

Weighted-average common shares outstanding	22,426	22,017
Effect of Dilution:
Stock warrants (issued July 8, 2004)	10,159	--
Weighted-average common shares outstanding assuming dilution	32,585	22,017

Diluted net loss per common share excluded incremental weighted-average shares of 36,021 for the 13-week period ended March 27, 2004. These incremental weighted-average shares were related to employee stock options and were excluded due to their anti-dilutive effect.

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

As of March 26, 2005, the Company had accrued $4.5 million related to this matter, which remained on the Company’s Condensed Consolidated Balance Sheet until the final resolution of Kaul’s claims against the Company, which occurred in August 2005 when all of his rights to pursue this claim expired. During the third quarter ended September 24, 2005, the Company reversed an accrual established in fiscal 2000 of $4.5 million due to the expiration of Kaul’s rights to further pursue the claim.

Class Action Lawsuits:

The Company was a party to four class action/representative lawsuits that all involved allegations that the Company’s charges for insurance were invalid, unfair, deceptive and/or fraudulent. As described in greater detail below, the Company has, in large part, resolved all of these class action lawsuits.

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

The Company appealed the Court’s decision and the order to pay attorneys’ fees issue, which appeals were consolidated. The enforcement of the judgment for insurance fees and the award of attorneys’ fees were stayed pending resolution of the appeal. On September 2, 2005, the California Court of Appeals reversed both the trial court’s findings on the merits and its award of attorneys’ fees. The plaintiffs have 30 days to appeal the decision.

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

The Company established a $0.5 million reserve during the third quarter of 2004 for the class action lawsuits described above for settlements and the Company’s current estimate of future legal fees to be incurred. The balance of the reserve as of March 26, 2005 was approximately $0.3 million.

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

2004 Plan

On June 30, 2004 the Company announced its plan to consolidate the operations of the LaCrosse, Wisconsin fulfillment center and storage facility into the Roanoke, Virginia fulfillment center by June 30, 2005. The LaCrosse fulfillment center and the storage facility were closed in June 2005 and August 2005, upon the expiration of their respective leases. The Company substantially completed the consolidation into the Roanoke, Virginia fulfillment center by the end of June 2005. The Company has incurred approximately $0.8 million in facility exit costs from the date of the announcement through June 25, 2005. The Company accrued $0.5 million in severance and related costs during 2004 associated with the LaCrosse operations and the elimination of 149 full and part-time positions, of which 96 employees will be provided severance benefits by the Company. Since the consolidation of our fulfillment centers, our Roanoke fulfillment center has experienced lower productivity that has negatively impacted fulfillment costs and the Company’s overall performance.

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

During the first quarter of 2005, the reserve activity represents the utilization of the severance reserves established in 2004 for the Lacrosse fulfillment center and storage facility and the International Male and Undergear catalog operations as well as additional severance charges of less than $0.1 million.

2000 Plan

In December 2000, the Company began a strategic business realignment program that resulted in the recording of special charges for severance, facility exit costs and fixed asset write-offs. The actions related to the strategic business realignment program were taken in an effort to direct the Company’s resources primarily towards a loss reduction strategy and return to profitability.

Plan Summary

At March 26, 2005, a current liability of approximately $1.0 million was included within Accrued Liabilities relating to future payments in connection with the Company’s 2000 and 2004 plans and consists of the following (in thousands):

	Severance & Personnel Costs	Real Estate Lease & Exit Costs
	2004 Plan	2000 Plan	Total

Balance at December 25, 2004	$ 1,518	$ 3,360	$ 4,878
2005 expenses	24	--	24
Paid in 2005	(667)	(423)	(1,090)
Reductions due to sale of Gump’s	--	(2,822)	(2,822)
Balance at March 26, 2005	$ 875	$ 115	$ 990

The following is a summary of the liability related to real estate lease and exit costs, by location, as of March 26, 2005, December 25, 2004 and March 27, 2004. The liability as of December 25, 2004 and March 27, 2004 includes lease and exit costs related to the Gump’s operations that were extinguished upon the sale of Gump’s on March 14, 2005 (in thousands):

	March 26, 2005	December 25, 2004	March 27, 2004

Gump’s facility, San Francisco, CA	$ -	$ 2,885	$ 3,634
Corporate facility, Weehawken, NJ	115	386	1,194
Corporate facility, Edgewater, NJ	-	68	214
Administrative and telemarketing facility, San Diego, CA	-	21	78

Total Real Estate Lease and Exit Costs	$ 115	$ 3,360	$ 5,120

6.	SALE OF GUMP’S BUSINESS

On March 14, 2005, the Company sold all of the stock of Gump’s to Gump’s Holdings, LLC, an unrelated third party (“Purchaser”) for $8.9 million, including a purchase price adjustment of $0.4 million, pursuant to the terms of a February 11, 2005 Stock Purchase Agreement. The Company recognized a gain on the sale of approximately $3.6 million in the quarter ended March 26, 2005. Chelsey, as the holder of all of the Series C Participating Preferred Stock (“Series C Preferred”), consented to the application of the sales proceeds to reduce the outstanding balance of the Wachovia Facility in lieu of the current redemption of a portion of the Series C Preferred. Chelsey expressly retained its right to require redemption of approximately $6.9 million of the Series C Preferred subject to Wachovia’s approval.

After the sale, the Company continues as the guarantor of one of the two leases for the San Francisco building where the store is located (the Company was released from liability on the other lease). The Purchaser is required to use its commercially reasonable efforts to secure the Company’s release from the guarantee within a year of the closing. If the Purchaser cannot secure the Company’s release within a year of the closing, an affiliate of the Purchaser will either (i) transfer a percentage interest in its business so that the Company will own, indirectly, 5% interest of the Purchaser’s common stock, or (ii) provide the Company with a $2.5 million stand-by letter of credit or other form of compensation acceptable to the Company to reimburse the Company for any liabilities the Company may incur under the guarantee until the Company is released from the guarantee or the lease is terminated. As of February 6, 2006 there are $7.1 million (net of $0.5 million in expected sublease income) in lease commitments for which the Company is the guarantor. Based on its evaluation, the Company has concluded it is unlikely any payments will be required under the guarantee, thus has not established a guarantee liability as of the March 14, 2005 sale date or as of March 25, 2005.

The Company entered into a Direct Marketing Services Agreement with the Purchaser to provide telemarketing and fulfillment services for the Gump’s catalog and direct marketing businesses for 18 months. We have the option to extend the term for an additional 18 months.

Listed below are the carrying values of the major classes of assets and liabilities of Gump’s included in the Consolidated Balance Sheets:

In thousands (000’s)	December 25, 2004	March 27, 2004
Total current assets	$ 10,842	$ 10,406
Total non-current assets	$ 3,221	$ 3,638
Total assets	$ 14,063	$ 14,044
Total current liabilities	$ 6,727	$ 7,139
Total non-current liabilities	$ 3,283	$ 3,886
Total liabilities	$ 10,010	$ 11,025

Listed below are the revenues and income before income taxes included in the Consolidated Statements of Income (Loss) (these results exclude certain corporate overhead charges allocated to Gump’s for services provided by the Company to run the business) for the 13- weeks ended:

In thousands (000’s)	March 26, 2005	March 27, 2004
Net revenues	$ 7,241	$ 8,903
Income (Loss) before income taxes	$ 2,974[a]	$ (196)

a) Includes a gain on disposal of $3,576 at March 26, 2005

7.	CHANGES IN MANAGEMENT

New Officers

On January 31, 2005, the Company appointed Daniel J. Barsky as its Senior Vice President and General Counsel. Mr. Barsky was appointed as Secretary effective March 8, 2005.

On March 8, 2005, the Company terminated the employment of Charles E. Blue, the Company’s former Chief Financial Officer. Wayne Garten, the Company’s Chief Executive Officer, served as interim Chief Financial Officer until April 4, 2005 when John Swatek was appointed as the Company’s Senior Vice President, Chief Financial Officer and Treasurer.

8.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

The Company has two credit facilities: a senior secured credit facility (the “Wachovia Facility”) provided by Wachovia National Bank (“Wachovia”) and a $20 million junior secured facility (the “Chelsey Facility”), provided by Chelsey Finance, LLC (“Chelsey Finance”), of which the entire $20 million was borrowed by the Company. Chelsey Finance is an affiliate of Chelsey, the Company’s principal shareholder.

As of March 26, 2005, December 25, 2004 and March 27, 2004, debt consisted of the following (in thousands):

	March 26, 2005	December 25, 2004	March 27, 2004

Wachovia Facility:
Tranche A term loans – Current portion, interest rate of 6% at March 26, 2005, 5.5% at December 25, 2004 and 4.75% at March 27, 2004	$ 1,992	$ 1,992	$ 1,992
Tranche B term loan – Current portion, interest rate of 13.0% in 2004	--	--	1,800
Revolver, interest rate of 6% at March 26, 2005, 5.5% at December 25, 2004 and 4.5% at March 27, 2004	6,326	14,408	10,756
Capital lease obligations – Current portion	227	290	587
Short-term debt	8,545	16,690	15,135

Wachovia Facility:
Tranche A term loans, interest rate of 6% at March 26, 2005, 5.5% at December 25, 2004 and 4.75% at March 27, 2004	2,487	2,985	3,980
Tranche B term loan, interest rate of 13.0% in 2004	--	--	3,761
Chelsey Facility – stated interest rate of 10.5% (5% above prime rate) in 2005 and 10.0% (5% above prime rate) in 2004	8,899	8,159	--
Capital lease obligations	33	52	260
Long-term debt	11,419	11,196	8,001
Total debt	$ 19,964	$ 27,886	$ 23,136

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

Currently, the Wachovia facility has a Tranche A term loan outstanding which has a principal balance of approximately $4.5 million as of March 26, 2005, of which approximately $2.0 million is classified as short term and approximately $2.5 million is classified as long term on the Condensed Consolidated Balance Sheet. The Tranche A term loan bears interest at 0.5% over the Wachovia prime rate and requires monthly principal payments of approximately $166,000.

The Revolver has a maximum loan limit of $34.5 million, subject to inventory and accounts receivable sublimits that limit the credit available to the Company’s subsidiaries, which are borrowers under the Revolver. The interest rate on the Revolver is currently 0.5% over the Wachovia prime rate. As of March 26, 2005, the interest rate on the Revolver was 6%.

Due to, among other things, the Restatement which resulted in the Company violating several financial covenants and the Company’s inability to timely file its periodic reports with the SEC the Company was in technical default under the Wachovia and Chelsey Facilities. The Company has obtained waivers from both Wachovia and Chelsey Finance for such defaults.

Remaining availability under the Wachovia Facility as of March 26, 2005 was $10.2 million.

2005 Amendments to Wachovia Loan Agreement

On March 11, 2005, Wachovia consented to the sale of Gump’s. On March 11, 2005 the Wachovia Loan Agreement was amended to temporarily increase the amount of letters of credits that the Company could issue from $10 million to $13 million through June 30, 2005. The Company paid Wachovia a $25,000 fee in connection with this amendment.

On July 29, 2005 the Company and Wachovia amended the Wachovia Loan Agreement to provide the terms under which the Company could enter into the World Financial Network National Bank (“WFNNB”) Credit Card Agreement (see note 12) which, among other things, prohibits the use of the proceeds of the Wachovia Facility to repurchase private label accounts created under the WFNNB Credit Card Agreement should the Company become obligated to do so, prohibits the Company from terminating the WFNNB Credit Card Agreement without Wachovia’s consent and restricts the Company from borrowing on receivables generated under the WFNNB Credit Card Agreement. The amendment also waives enumerated defaults, resets the financial covenants, reallocates the availability that was previously allocated to Gump’s among other Company subsidiaries and, retroactive to June 30, 2005, increases the amount of letter of credits that the Company can issue to $15 million. The amendment also requires that the Company enter into an amended and restated loan agreement with Wachovia by October 31, 2005. The Company paid Wachovia a $60,000 fee in connection with this amendment.

On July 29, 2005 the Company and Chelsey Finance entered into a similar amendment of the Chelsey Facility.

Chelsey Facility

The Chelsey Facility is a $20 million junior secured credit facility with Chelsey Finance that was recorded, net of an un-accreted debt discount, at $7.1 million at issuance. The Chelsey Facility has a three-year term, subject to earlier maturity upon the occurrence of a change in control or sale of the Company (as defined), and carries a stated interest rate of 5% above the prime rate publicly announced by Wachovia. The Company is not obligated to make principal payments until July 8, 2007, except if there is a change in control or sale of the Company. At March 26, 2005, the amount recorded as debt on the

Condensed Consolidated Balance Sheet is $8.9 million, net of the un-accreted debt discount of $11.1 million.

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

	March 26, 2005	December 25, 2004

Amount Borrowed Under the Chelsey Facility	$ 20,000	$ 20,000
Fair Value of Common Stock Warrant (Recorded as Capital in excess of par value)	(12,939)	(12,939)
Accretion of Debt Discount (Recorded as Interest Expense)	1,838	1,098

	$ 8,899	$ 8,159

10.	DELISTING OF COMMON STOCK

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

11.	PRIVATE LABEL AND CO-BRAND CREDIT CARD AGREEMENT

On February 22, 2005, the Company entered into a seven year co-brand and private label credit card agreement (as amended by Amendment Number One on March 30, 2005 “Credit Card Agreement”) with World Financial Network National Bank (“WFNNB”) under which WFNNB will provide private label (branded) and co-brand credit cards to the Company’s customers. The Company began offering the private label credit card to its customers in April 2005. The program extends credit to our customers at no credit risk to the Company and is expected to lead to increased sales and lower expenses. WFNNB will provide a fixed dollar amount of marketing funds in the first year of which 25% of any unused amount can be utilized in the first six months of the second year and a percentage of the lesser of private label net sales or average accounts receivable balance in later years to support the Company’s promotion of the program. In general, WFNNB will pay the Company proceeds from sales of Company merchandise using the cards issued under the program with no discount. In addition, WFNNB paid the Company an upfront fee when the private label plan commenced and will pay a per card fee for each card issued under the co-brand program and a percentage of the net finance charges on co-brand accounts.

If the Credit Card Agreement is terminated or expires other than as a result of a default by WFNNB, the Company will be obligated to purchase any outstanding private label accounts at their fair market value. The Company will have the option of purchasing any outstanding co-brand accounts at their fair market value when the Credit Card Agreement terminates unless the termination is attributable to the Company’s default. Under the 34th Amendment to the Loan & Security Agreement executed by the

Company and Wachovia on July 29, 2005 the Company is prohibited from using the Wachovia Facility to fund the purchase of the private label and co-brand accounts. As a consequence, should the Company become obligated to purchase the private label accounts and should it not have secured a replacement credit card program with a new credit card issuer, the Company will be forced to seek financing from a different source which financing will be subject to Wachovia’s and Chelsey’s approval.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, the percentage relationship to net revenues of certain items in the Company’s Condensed Consolidated Statements of Income (Loss):

	13- Weeks Ended
	March 26, 2005	March 27, 2004 As Restated

Net revenues	100.0%	100.0%
Cost of sales and operating expenses	60.2	62.9
Selling expenses	24.9	24.1
General and administrative expenses	11.8	11.8
Depreciation and amortization	0.8	1.0
Income before interest and income taxes	2.3	0.2
Interest expense, net	2.1	1.0
Provision (benefit) for Federal and state income taxes	--	(0.1)
Income (loss) from continuing operations	0.2	(0.7)
Gain (loss) from discontinued operations of Gump’s	3.4	(0.3)
Net income (loss) and comprehensive income (loss)	3.6	(1.0)
Earnings applicable to Preferred Stock	0.1	--
Net income applicable to common shareholders	3.5%	(1.0)%

Restatement of Prior Year Financial Information and Related Matters

During the second quarter of 2004, the Company identified a revenue recognition cut-off issue that resulted in revenue being recorded in advance of the actual shipment of merchandise to the customer. The practice was stopped immediately. Subsequently, the Company determined that revenue should be recognized when merchandise is received by the customer rather than when shipped because the Company routinely replaces customer merchandise damaged or lost in transit as a customer service matter (even though risk of loss, as a legal matter, passes on shipment). As a consequence, the Company has restated the condensed consolidated financial statements for the first quarter of 2004 to recognize revenue when merchandise is received by the customer.

In the first quarter of 2004, we identified a potential issue with the accounting treatment for Buyers’ Club memberships that contained a guarantee. At that time, an inappropriate conclusion regarding the accounting treatment was reached and during the third quarter of 2004, the issue was re-evaluated and we determined that an error in the accounting treatment had occurred. The impact of the error resulted in an overstatement of revenues and the omission of the related liability for guarantee obligations. The proper accounting treatment has been applied to the condensed consolidated financial statements for the first quarter of 2004.

Starting in fiscal 2001, the Company inappropriately reduced the liability for certain customer prepayments and credits. The impact of the inappropriate reduction of this liability resulted in the understatement of general and administrative expenses and the omission of the related liability. During the fourth quarter of 2004, the Company re-evaluated the accounting treatment for these customer prepayments and credits. As a consequence, the Company has applied the proper accounting treatment to the condensed consolidated financial statements for the first quarter of 2004.

The Company also corrected its accounting for an accrual related to a claim for post-employment benefits by a former CEO. See Note 4, Rakesh Kaul v. Hanover Direct, Inc.

In addition, the Company has recorded other liabilities relating primarily to certain miscellaneous catalog costs and other miscellaneous costs that were inappropriately not accrued in the necessary periods and has made adjustments to the federal and state tax provision and deferred tax asset and liabilities to reflect the effect of the Restatement.

The Audit Committee of the Board of Directors conducted an investigation related to these issues (except for the revenue recognition issue based on receipt of merchandise by the customer which was addressed by the Company subsequent to the conclusion of the investigation) and other accounting-related matters with the assistance of independent outside counsel. The Company’s inability to timely file its financial statements as well as its non-compliance with several of the American Stock Exchange (“AMEX”) listing criteria caused the Company’s common stock to no longer be traded on the AMEX as of February 16, 2005. In addition, the SEC is currently conducting an informal inquiry of the Company. We intend to continue our cooperation with the SEC with its informal inquiry concerning our financial reporting.

See Note 2 to the condensed consolidated financial statements for additional information regarding the Restatement.

Executive Summary

During the first quarter of 2005, net revenues increased $8.4 million, or 10.3%, to $89.7 million from $81.3 million in the first quarter of 2004. This increase was primarily due a 10.7% increase in overall catalog circulation, which was supported by higher inventory positions of $47.3 million in 2005 compared with $41.1 million in the first quarter of 2004.

We also completed the implementation of strategies to reduce the infrastructure of the Company, which were developed during fiscal 2004. These strategies included the consolidation of the operations of the LaCrosse, Wisconsin fulfillment center and storage facility into the Roanoke, Virginia fulfillment center, which was substantially completed by the end of June 2005; the relocation of the International Male and Undergear catalog operations from San Diego, California to our corporate headquarters in Weehawken, New Jersey, which was completed February 28, 2005; and the consolidation of the Edgewater, New Jersey facility into the Weehawken, New Jersey premises, which was completed by May 31, 2005. Since the consolidation of our fulfillment centers, our Roanoke fulfillment center has experienced lower productivity that has negatively impacted fulfillment costs and the Company’s overall performance.

On March 14, 2005, the Company sold all of the stock of Gump’s Corp. and Gump’s By Mail, Inc. (collectively, “Gump’s”) to Gump’s Holdings, LLC, an unrelated third party for $8.9 million, including a purchase price adjustment of $0.4 million, pursuant to the terms of a February 11, 2005 Stock Purchase Agreement. The Company recognized a gain on the sale of approximately $3.6 million in the quarter ended March 26, 2005. Chelsey, as the holder of all of the Series C Participating Preferred Stock (“Series C Preferred”), consented to the application of the sales proceeds to reduce the outstanding balance of the Wachovia Facility in lieu of the current redemption of a portion of the Series C Preferred. Chelsey expressly retained its right to require redemption of approximately $6.9 million of the Series C Preferred subject to Wachovia’s approval.

Results of Operations – 13- weeks ended March 26, 2005 compared with the 13- weeks ended March 27, 2004 as restated

Net Income (Loss). The Company reported net income applicable to common shareholders of $3.1 million, or $0.14 basic earnings per share and $0.10 diluted earnings per share, for the 13- weeks ended March 26, 2005 compared with a net loss applicable to common shareholders of $0.8 million, or a loss of $0.04 basic and diluted earnings per share, for the comparable period in 2004.

In addition to improved operating results, the increase in net income applicable to common shareholders was primarily a result of the following:

•	A favorable impact of $3.2 million on discontinued operations due to the gain of $3.6 million recognized on the March 14, 2005 sale of Gump’s;

•	A favorable impact of $0.9 million due to the reduction in general and administrative expenses related to severance recorded in the first quarter 2004.

Partially offset by:

•

An unfavorable impact of $1.0 million on net interest expense due to interest and accretion costs related to the $20 million junior secured credit facility with Chelsey Finance (“Chelsey Facility,”) which the Company closed on July 8, 2004 partially offset by a decline in interest expense due to lower average cumulative borrowings related to the Wachovia Facility. See Note 9 of Notes to the condensed consolidated financial statements for additional information regarding the Chelsey Facility;

•

An unfavorable impact of $1.3 million related to general and administrative expenses incurred for the investigation conducted by the Audit Committee of the Board of Directors in connection with the restatement of the Company’s consolidated financial statements and other accounting-related matters.

Net Revenues. Net revenues increased $8.4 million (10.3%) for the 13-week period ended March 26, 2005 to $89.7 million from $81.3 million for the comparable period in 2004. This increase was primarily due a 10.7% increase in overall catalog circulation, which was supported by higher inventory positions. Internet sales increased and comprised 39.2% of combined Internet and catalog revenues for the 13- weeks ended March 26, 2005 compared with 34.5% for the comparable period in 2004, and have increased by approximately $5.7 million, or 22.2%, to $31.2 million for the 13-week period ended March 26, 2005 from $25.5 million for the comparable period in 2004.

Cost of Sales and Operating Expenses. Cost of sales and operating expenses increased by $2.9 million to $54.0 million for the 13- weeks ended March 26, 2005 as compared with $51.1 million for the comparable period in 2004. Cost of sales and operating expenses decreased to 60.2% of net revenues for the 13-week period ended March 26, 2005 as compared with 62.9% of net revenues for the comparable period in 2004. As a percentage of net revenues, this decrease was primarily due to a decline in merchandise costs associated with the ability to source goods that have higher product margins (1.3%), reductions in fixed and variable distribution and telemarketing costs (1.0%) and decreases in information technology costs due to declines in equipment rentals and maintenance (0.6%).

Special Charges. In December 2000 and June 2004, the Company implemented strategic business realignment programs that resulted in the recording of special charges for severance, facility exit costs and fixed asset write-offs. The actions related to the strategic business realignment programs were taken in an effort to direct the Company’s resources primarily towards a loss reduction strategy and a return to profitability. There were special charges of less than $0.1 million recorded for the 13- weeks ended March 26, 2005.

Selling Expenses. Selling expenses increased by $2.7 million to $22.3 million for the 13- weeks ended March 26, 2005 as compared with $19.6 million for the comparable period in 2004. Selling expenses increased to 24.9% of net revenues for the 13- weeks ended March 26, 2005 from 24.1% for the comparable period in 2004. As a percentage of net revenues, this change was due primarily to an increase in Internet marketing and catalog paper costs.

General and Administrative Expenses. General and administrative expenses increased by $1.0 million to $10.6 million for the 13- weeks ended March 26, 2005 as compared with $9.6 million for the comparable period in 2004. As a percentage of net revenues, general and administrative expenses remained constant at 11.8% of net revenues for the 13- weeks ended March 26, 2005 and the comparable period in 2004. The $1.0 million increase was attributable primarily to expenses incurred related to the investigation conducted by the Audit Committee of the Board of Directors in connection with the restatement of the Company’s consolidated financial statements and other accounting-related matters. Other factors impacting general and administrative expenses were increased directors and officers’ liability insurance expenses and increased incentive compensation costs, partially offset by non-recurrence of severance costs incurred during 2004.

Depreciation and Amortization. Depreciation and amortization expense decreased approximately $0.1 million to approximately $0.7 million for the 13- weeks ended March 26, 2005 from $0.8 million for the comparable period in 2004. The decrease was primarily due to property and equipment that have become fully depreciated, partially offset by the depreciation of newly purchased property and equipment.

Income before interest and income taxes. The Company’s income before interest and income taxes increased by approximately $2.0 million to $2.1 million for the 13- weeks ended March 26, 2005 from $0.1 million for the comparable period in 2004.

Interest Expense, Net. Interest expense, net, increased $1.0 million to $1.8 million for the 13- weeks ended March 26, 2005 from $0.8 million for the comparable period in fiscal 2004. This increase in interest expense is primarily due to $0.7 million of accretion of the debt discount and $0.5 million of stated interest related to the Chelsey Facility during the 13- weeks ended March 26, 2005. These increases were partially offset by a decrease in interest expense due to lower average cumulative borrowings relating to the Wachovia Facility in the amount of $0.2 million.

Income Taxes: The provision for federal and state income taxes is approximately 2.5% of income before income taxes for the 13- week period ended March 26, 2005 (which represents the anticipated effective tax rate for the full year 2005).

Gain (loss) from discontinued operations of Gump’s: On March 14, 2005, the Company sold all of the stock of Gump’s to Gump’s Holdings, LLC, an unrelated third party. The Company recognized a gain on the sale of approximately $3.6 million in the quarter ended March 26, 2005, offset by losses from Gump’s on-going operations through the sale date of approximately $0.6 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview

In 2005 the liquidity position of the Company continues to strengthen as a result of improved operating results, proceeds from the sale of Gump’s and as a result of securing the $20 million Chelsey Facility on July 8, 2004 and concurrently amending the terms of the Wachovia Facility. The additional working capital has continued to provide us the ability to restore inventory to adequate levels in order to support higher demand driven by an overall increase in catalog circulation. The funding has eliminated substantially all vendor restrictions involving our credit arrangements. The $8.9 million in proceeds from the sale of Gump’s enabled the Company to pay down $8.1 million of the Wachovia revolving loan facility during the first quarter of 2005.

Net cash provided by operating activities. During the 13-week period ended March 26, 2005, net cash provided by operating activities was $0.2 million. This was due primarily to an increase in customer prepayments and credits and $1.7 million of operating cash provided by net income, when adjusted for the gain on the sale of Gump’s, depreciation, amortization and other non cash items, offset by payments made by the Company to reduce accounts payable and accrued liabilities and for prepaid catalog costs.

Net cash provided by investing activities. During the 13-week period ended March 26, 2005, net cash provided by investing activities was $8.5 million. This was due primarily to $8.9 million in proceeds received from the sale of Gump’s, partially offset by capital expenditures, consisting primarily of purchases and upgrades to various information technology hardware and software throughout the Company and purchases of furniture and equipment for the Company’s headquarters in New Jersey.

Net cash used by financing activities. During the 13-week period ended March 26, 2005, net cash used by financing activities was $8.7 million, which was primarily due to net payments of $8.6 million under the Wachovia Facility and payments of $0.1 million for obligations under capital leases.

Financing Activities

Debt. The Company has two credit facilities: a senior secured credit facility (“Wachovia Facility”) provided by Wachovia National Bank (“Wachovia”) and a $20 million junior secured facility (the “Chelsey Facility”), provided by Chelsey Finance, LLC (“Chelsey Finance”), of which the entire $20 million was borrowed by the Company. Chelsey Finance is an affiliate of Chelsey Direct (“Chelsey”), the Company’s principal shareholder.

As of March 26, 2005, December 25, 2004 and March 27, 2004, debt consisted of the following (in thousands):

	March 26, 2005	December 25, 2004	March 27, 2004

Wachovia Facility:
Tranche A term loans – Current portion, interest rate of 6% at March 26, 2005, 5.5% at December 25, 2004 and 4.75% at March 27, 2004	$ 1,992	$ 1,992	$ 1,992
Tranche B term loan – Current portion, interest rate of 13% in 2004	--	--	1,800
Revolver, interest rate of 6% at March 26, 2005, 5.5% at December 25, 2004 and 4.5% at March 27, 2004	6,326	14,408	10,756
Capital lease obligations – Current portion	227	290	587
Short-term debt	8,545	16,690	15,135

Wachovia Facility:

Tranche A term loans, interest rate of 6% at March 26, 2005, 5.5% at December 25, 2004 and 4.75% at March 27, 2004	2,487	2,985	3,980
Tranche B term loan, interest rate of 13% in 2004	--	--	3,761
Chelsey Facility – stated interest rate of 10.5% (5% above prime rate) in 2005 and 10% (5% above prime rate) in 2004	8,899	8,159	--
Capital lease obligations	33	52	260
Long-term debt	11,419	11,196	8,001
Total debt	$ 19,964	$ 27,886	$ 23,136

Wachovia Facility

Remaining availability under the Wachovia Facility as of March 26, 2005 was $10.2 million.

Chelsey Facility

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

	March 26, 2005	December 25, 2004

Amount Borrowed Under the Chelsey Facility	$ 20,000	$ 20,000
Fair Value of Common Stock Warrant (Recorded as Capital in excess of par value)	(12,939)	(12,939)
Accretion of Debt Discount (Recorded as Interest Expense)	1,838	1,098

	$ 8,899	$ 8,159

See Note 9 to the condensed consolidated financial statements for additional information relating to the Company’s debt.

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

Consolidation of Men’s Apparel Business. The Company decided on November 9, 2004 to relocate and consolidate all functions of International Male and Undergear from San Diego, California to Weehawken, New Jersey by February 28, 2005. The decision was prompted by the business need to consolidate operations, reduce costs and leverage its catalog expertise in New Jersey. We accrued $0.9 million in severance and related costs during the fourth quarter of 2004 associated with the elimination of 32 California-based full-time equivalent positions. The payment of these costs began in February 2005 and are expected to continue through August 2005. During the 13-week period ended March 26, 2005, the Company made payments of $0.5 million in severance and related costs associated with this consolidation.

The projected annual savings from the consolidation of the San Diego, California and the Edgewater, New Jersey facilities into the Weehawken, New Jersey facility is approximately $2.1 million, however with this relocation and consolidation, the transition has negatively impacted the performance of the Men’s Apparel catalogs in 2005.

Consolidation of Fulfillment Centers. On June 30, 2004 the Company announced plans to consolidate the operations of the LaCrosse, Wisconsin fulfillment center and storage facility into the Roanoke, Virginia fulfillment center by June 30, 2005. The LaCrosse fulfillment center and the storage facility were closed in June 2005 and August 2005, upon the expiration of their respective leases. The plan to consolidate operations was prompted by excess capacity at the Roanoke facility and the lack of sufficient warehouse space in the leased Wisconsin facilities to support the growth of The Company Store and reduce the overall cost structure of the Company. The Company substantially completed the consolidation into the Roanoke, Virginia fulfillment center by the end of June 2005. The Company accrued $0.5 million in severance and related costs and incurred $0.2 million of facility exit costs during 2004 associated with the consolidation of the LaCrosse operations and the elimination of 149 full and part-time positions. The payment of these costs began in January 2005 and is expected to continue into the fourth quarter of 2005. During the 13-week period ended March 26, 2005, the Company has made payments of less than $0.1 million in severance and related costs associated with this consolidation. Since the consolidation of our fulfillment centers, our Roanoke fulfillment center has experienced lower productivity that has negatively impacted fulfillment costs and the Company’s overall performance.

Delisting of Common Stock. The Common Stock was delisted from the AMEX on February 16, 2005 because of the Restatement, which prevented us from timely filing our Form 10-Q for the fiscal quarter ended September 25, 2004, a condition of continued AMEX listing. Current trading information about the Company’s Common Stock can be obtained from the Pink Sheets (www.pinksheets.com) under the trading symbol HNVD.PK.

General. At March 26, 2005, the Company had $0.5 million in cash and cash equivalents, compared with $0.5 million at December 25, 2004 and $2.4 million at March 27, 2004. Working capital and current ratio at March 25, 2005 were $15.0 million and 1.21 to 1, respectively. Total recorded borrowings, net of the un-accreted debt discount of $11.8 million and the Series C Preferred, as of March 26, 2005, aggregated $20.0 million, $11.4 million of which is classified as long term. Remaining availability under the Wachovia Facility as of March 26, 2005 was $10.2 million, compared with $4.0 million at March 27, 2004.

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

NEW ACCOUNTING PRONOUNCEMENTS

See “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004, and Note 8 of the Condensed Consolidated Financial Statements for additional information relating to new accounting pronouncements that the Company has adopted.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” and “believes,” among others, generally identify forward-looking statements. Forward-looking statements are predictions of future trends and events and as such, there are substantial risks and uncertainties associated with forward-looking statements, many of which are beyond management’s control. Some of the more material risks and uncertainties are identified in “Risk Factors” contained in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004. We do not intend, and disclaim any obligation, to update any forward-looking statements.

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates: The Company’s exposure to market risk relates to interest rate fluctuations for borrowings under the Wachovia Facility, including the term loans, which bear interest at variable rates, and the Chelsey Facility, which bears interest at 5% above the prime rate publicly announced by Wachovia Bank, N.A. At March 26, 2005, outstanding principal balances under the Wachovia Facility and Chelsey Facility subject to variable rates of interest were approximately $10.8 million and $20.0 million, respectively. If interest rates were to increase by one percent from current levels, the resulting increase in interest expense, based upon the amount outstanding at March 26, 2005, would be approximately $0.3 million on an annual basis.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Item 307 of Regulation S-K for the fiscal quarter covered by this quarterly report. This evaluation has allowed management to make conclusions, as set forth below, regarding the state of the Company’s disclosure controls and procedures as of March 26, 2005. While management has made significant improvements in its disclosure controls and procedures and has completed various action plans to remedy identified weaknesses in these controls (as more fully discussed below), based on management’s evaluation, management has concluded that the Company’s disclosure controls and procedures were not effective in alerting management on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act. In coming to this conclusion, management considered, among other things, the control deficiency related to periodic review of the application of generally accepted accounting principles, which resulted in the Restatement as disclosed in Note 2 to the accompanying consolidated financial statements included in this Form 10-Q.

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

Date: February 21, 2006