Form 10-Q
period 2005-06-25
HANOVER DIRECT INC
filed 2006-02-21
CIK 320333

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2005

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

Yes_ No X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes_ No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes_ No X

Common stock, par value $0.01 per share: 22,426,296 shares outstanding as of February 21, 2006.

EXPLANATORY NOTE

As explained herein, we have restated the condensed consolidated financial statements for, among other periods, the period ended June 26, 2004 which is included in this Form 10-Q (collectively, the “Restatement”). By way of summary, the Restatement corrects a revenue recognition issue that resulted in revenue being recorded in advance of the actual receipt of merchandise by the customer, corrects an error in the accounting treatment of discounts obligations for certain of the Company’s buyers’ club programs and corrects the premature reversal of a reserve for post employment benefits. The Restatement also records certain customer prepayments and credits inappropriately released and records other liabilities relating to certain miscellaneous catalog costs and other miscellaneous costs that were inappropriately not accrued in the appropriate periods. In addition, we have made adjustments to the federal and state tax provision and the deferred tax asset and liabilities to reflect the effect of the Restatement adjustments. For a more complete description of the Restatement, refer to Note 2 to the attached condensed consolidated financial statements. As previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on November 10, 2004, the financial statements and related financial information contained in, among other reports, the Form 10-Q for the fiscal quarter ended June 26, 2004 should no longer be relied upon. Throughout this Form 10-Q all referenced amounts for the period ended June 26, 2004 and comparisons thereto reflect the balances and amounts after giving effect to the Restatement.

HANOVER DIRECT, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share amounts)

	June 25, 2005	December 25, 2004	June 26, 2004 As Restated
	(Unaudited)		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 542	$ 510	$ 392
Accounts receivable, net of allowance for doubtful accounts of $1,246, $1,367 and $1,035, respectively	14,981	17,819	13,332
Inventories, principally finished goods	50,187	53,147	39,868
Prepaid catalog costs	18,717	15,644	17,673
Other current assets	3,332	4,482	3,821
Total Current Assets	87,759	91,602	75,086
PROPERTY AND EQUIPMENT, AT COST:
Land	4,361	4,361	4,361
Buildings and building improvements	18,237	18,221	18,212
Leasehold improvements	1,012	10,156	10,108
Furniture, fixtures and equipment	50,957	53,792	53,519
	74,567	86,530	86,200
Accumulated depreciation and amortization	(53,829)	(61,906)	(60,129)
Property and equipment, net	20,738	24,624	26,071
Goodwill	8,649	9,278	9,278
Deferred tax assets	2,350	2,179	1,769
Other assets	2,447	2,816	1,642
Total Assets	$ 121,943	$ 130,499	$ 113,846

Continued on next page.

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands of dollars, except share amounts)

	June 25, 2005	December 25, 2004	June 26, 2004 As Restated
	(Unaudited)		(Unaudited)
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Short-term debt and capital lease obligations	$ 4,635	$ 16,690	$ 12,232
Accounts payable	28,851	29,544	40,775
Accrued liabilities	18,596	20,535	16,048
Customer prepayments and credits	16,005	12,032	16,652
Deferred tax liability	2,350	2,179	1,769
Total Current Liabilities	70,437	80,980	87,476
NON-CURRENT LIABILITIES:
Long-term debt (including debt to a related party see note 8)	11,709	11,196	6,970
Series C Participating Preferred Stock, authorized, issued and outstanding 564,819 shares; liquidation preference of $56,482	72,689	72,689	72,689
Other	3	3,286	3,692
Total Non-current Liabilities	84,401	87,171	83,351
Total Liabilities	154,838	168,151	170,827
SHAREHOLDERS’ DEFICIENCY:
Common Stock, $0.01 par value, authorized 50,000,000 shares at June 25, 2005 and December 25, 2004 and 30,000,000 shares at June 26, 2004; 22,426,296 shares issued and outstanding at June 25, 2005 and December 25, 2004; 22,229,456 shares issued and 22,017,363 shares outstanding at June 26, 2004	225	225	222
Capital in excess of par value	460,822	460,744	450,529
Accumulated deficit	(493,942)	(498,621)	(504,386)
	(32,895)	(37,652)	(53,635)
Less:
Treasury stock, at cost (0 shares at June 25, 2005 and December 25, 2004 and 212,093 shares at June 26, 2004)	--	--	(2,996)
Notes receivable from sale of Common Stock	--	--	(350)
Total Shareholders’ Deficiency	(32,895)	(37,652)	(56,981)
Total Liabilities and Shareholders’ Deficiency	$ 121,943	$ 130,499	$ 113,846

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands of dollars, except per share amounts)

(Unaudited)

	For the 13- Weeks Ended		For the 26- Weeks Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004

		As Restated		As Restated
NET REVENUES	$ 100,231	$ 87,744	$ 189,913	$ 169,025

OPERATING COSTS AND EXPENSES:
Cost of sales and operating expenses	61,030	52,617	115,002	103,704
Special charges (income)	(6)	42	18	42
Selling expenses	25,772	23,693	48,050	43,311
General and administrative expenses	9,250	9,930	19,833	19,554
Depreciation and amortization	774	838	1,527	1,681
	96,820	87,120	184,430	168,292

INCOME BEFORE INTEREST AND INCOME TAXES	3,411	624	5,483	733
Interest expense, net (including interest expense to a related party see note 8)	1,928	700	3,755	1,525

INCOME (LOSS) BEFORE INCOME TAXES	1,483	(76)	1,728	(792)
Provision (benefit) for Federal income taxes	30	107	35	(1)
Provision (benefit) for state income taxes	9	3	10	(5)
Provision (benefit) for income taxes	39	110	45	(6)

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,444	(186)	1,683	(786)

Gain from discontinued operations of Gump’s, net of $22 of income tax benefit, including a gain on disposal of $3,576 at June 25, 2005	8	219	2,996	23

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	1,452	33	4,679	(763)
Earnings applicable to Preferred Stock	36	--	115	--

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$ 1,416	$ 33	$ 4,564	$ (763)

NET INCOME (LOSS) PER COMMON SHARE:
From continuing operations – basic	$ 0.06	$ (0.01)	$ 0.07	$ (0.03)
From continuing operations – diluted	$ 0.04	$ (0.01)	$ 0.05	$ (0.03)
From discontinued operations – basic	$ 0.00	$ 0.01	$ 0.13	$ 0.00
From discontinued operations – diluted	$ 0.00	$ 0.01	$ 0.09	$ 0.00
Net income (loss) per common share – basic	$ 0.06	$ 0.00	$ 0.20	$ (0.03)
Net income (loss) per common share – diluted	$ 0.04	$ 0.00	$ 0.14	$ (0.03)
Weighted average common shares outstanding – basic (thousands)	22,426	22,017	22,426	22,017
Weighted average common shares outstanding – diluted (thousands)	32,562	22,017	32,574	22,017

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	For the 26- Weeks Ended
	June 25, 2005	June 26, 2004 As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 4,679	$ (763)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including deferred fees	2,003	2,158
Provision for doubtful accounts	356	268
Special charges	18	42
Gain on the sale of Gump’s	(3,576)	--
Gain on the sale of property and equipment	(71)	--
Compensation expense related to stock options	79	122
Accretion of debt discount	1,547	--
Changes in assets and liabilities:
Accounts receivable	407	735
Inventories	(3,028)	2,938
Prepaid catalog costs	(4,133)	(5,188)
Accounts payable	1,807	(1,967)
Accrued liabilities	(664)	(1,082)
Customer prepayments and credits	4,522	5,173
Other, net	1,049	(932)
Net cash provided by operating activities	4,995	1,504
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(875)	(308)
Proceeds from disposal of property and equipment	80	--
Proceeds from the sale of Gump’s	8,921	--
Net cash provided (used) by investing activities	8,126	(308)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under Wachovia revolving loan facility	(11,928)	(1,050)
Payments under Wachovia Tranche A term loan facility	(996)	(996)
Payments under Wachovia Tranche B term loan facility	--	(900)
Payments of long-term debt and capital lease obligations	(165)	(362)
Payment of debt issuance costs	--	(125)
Refund of estimated Richemont tax obligation on Series B Participating Preferred Stock accretion	--	347
Net cash used by financing activities	(13,089)	(3,086)
Net increase (decrease) in cash and cash equivalents	32	(1,890)
Cash and cash equivalents at the beginning of the period	510	2,282
Cash and cash equivalents at the end of the period	$ 542	$ 392

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$ 2,016	$ 1,332
Income taxes	$ 133	$ 8

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

The Company has adjusted the calculation of its deferred tax assets and liabilities as of June 26, 2004 to also consider the effect of deferred state income taxes as of that date, as well as the Company has calculated deferred taxes on only those Net Operating Loss Carryforwards that may be utilizable in the future. These adjustments resulted in a decrease of the deferred tax assets and liabilities by $0.8 million and $0.8 million, respectively, as of June 26, 2004. As the Company’s net deferred tax asset had a full valuation allowance at that date, there was no impact on the Company’s financial position, cash flows or operating results for this change.

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

We have restated the condensed consolidated financial statements for the 13 and 26- week periods ended June 26, 2004 included in this Form 10-Q (the “Restatement”).

Buyers’ Club Program. In the first quarter of 2004, we identified a potential issue with the accounting treatment of discount obligations due to members of certain of the Company’s buyers’ club programs, and at that time, an inappropriate conclusion regarding the accounting treatment was reached. During the third quarter of 2004, the issue was re-evaluated and we determined that an error in the accounting treatment had occurred. The impact of the error resulted in the overstatement of revenues and the omission of a liability related to the guarantee for discount obligations. The proper accounting treatment has been applied to the condensed consolidated financial statements for the second quarter of 2004.

Revenue Recognition Issues. During the second quarter of 2004, the Company identified a revenue recognition cut-off issue that resulted in revenue being recorded in advance of the actual shipment of merchandise to the customer. The practice was stopped immediately. Subsequently, the Company determined that revenue should be recognized when merchandise is received by the customer rather than when shipped because the Company routinely replaces customer merchandise damaged or lost in transit as a customer service matter (even though risk of loss, as a legal matter, passes on shipment). As a consequence, the Company has restated the second quarter of 2004 to recognize revenue when merchandise is received by the customer.

Kaul Accrual. During the year ended December 30, 2000, the Company estimated its liability related to Rakesh Kaul’s claims regarding benefits to which he was entitled as a result of his resignation as CEO on December 5, 2000. The accompanying condensed consolidated financial statements contain a restatement related to the Kaul reserve that corrects an error in the accounting treatment of the reserve. The first error identified was the premature reversal of the reserve in the fourth quarter of 2003 based upon a summary judgment decision in January 2004. Because this decision could be, and subsequently was appealed, management has determined that the reversal was premature. The second error identified was the accounting for legal fees associated with litigating this claim. Due to the fact that the Kaul reserve was recorded prior to the initiation of litigation, the Company has determined that the appropriate basis of accounting for the legal fees related to the litigation would have been to treat such fees as period costs and, therefore, expensed as incurred. However, the Company inappropriately recorded certain of these fees against the reserve as opposed to recording them as an expense in the income statement. As of June 25, 2005, the Company had accrued $4.5 million related to this matter. This accrual remained on the Company’s Consolidated Balance Sheet until the third quarter of 2005 when Kaul’s rights to pursue this claim expired.

Customer Prepayments and Credits. Starting in fiscal 2001, the Company inappropriately reduced the liability for certain customer prepayments and credits. The impact of the inappropriate reduction of this liability resulted in the understatement of general and administrative expenses and the omission of the related liability. During the fourth quarter of 2004, the Company re-evaluated the accounting treatment for these customer prepayments and credits. As a consequence, the Company has applied the proper accounting treatment to the condensed consolidated financial statements for the second quarter of 2004.

Other Accruals. The Company has recorded other liabilities relating primarily to certain miscellaneous catalog costs and other miscellaneous costs that were inappropriately not accrued in the appropriate periods.

The summary of the effects of the Restatement, inclusive of any tax implications, on the Company’s condensed consolidated financial statements for the 13 and 26- week periods ended June 26, 2004 is stated below. The amounts presented below “As Previously Reported” reflect the Gump’s operating results and gain on sale as discontinued operations.

	Quarter ended June 26, 2004
	As Previously Reported	Buyers’ Club Adjustment	Revenue Recognition Adjustments	Kaul Accrual Adjustment	Customer Prepayments And Credits Adjustment	Other Accrual Adjustments	As Restated
	(In thousands, except per share amounts)
Inventories	$ 36,974	--	2,894	--	--	--	$ 39,868
Prepaid catalog costs	$ 15,780	--	1,893	--	--	--	$ 17,673
Other current assets	$ 3,132	--	689	--	--	--	$ 3,821
Total current assets	$ 69,610	--	5,476	--	--	--	$ 75,086
Deferred tax asset	$ 1,453	--	316	--	--	--	$ 1,769
Accounts payable	$ 39,678	--	77	--	--	1,020	$ 40,775
Accrued liabilities	$ 12,004	--	(434)	4,488	--	(10)	$ 16,048
Customer prepayments and credits	$ 5,839	2,394	7,432	--	987	--	$ 16,652
Deferred tax liability	$ 1,453	--	316	--	--	--	$ 1,769
Total current liabilities	$ 71,206	2,394	7,391	4,488	987	1,010	$ 87,476
Accumulated Deficit	$ (493,908)	(2,394)	(1,599)	(4,488)	(987)	(1,010)	$ (504,386)
Total Shareholders’ Deficiency	$ (46,503)	(2,394)	(1,599)	(4,488)	(987)	(1,010)	$ (56,981)
Net revenues	$ 86,870	(233)	1,107	--	--	--	$ 87,744
Cost of sales and operating expenses	$ 52,091	--	526	--	--	--	$ 52,617
Selling expenses	$ 23,360	--	268	--	--	65	$ 23,693
General and administrative expenses	$ 9,695	--	28	134	62	11	$ 9,930
Income before interest and income taxes	$ 843	(233)	285	(134)	(62)	(76)	$ 623
Benefit (provision) for Federal income taxes	$ 62	--	--	--	--	(169)	$ (107)
Benefit (provision) for state income taxes	$ 38	--	--	--	--	(41)	$ (3)
Net income (loss) and comprehensive income (loss)	$ 463	(233)	285	(134)	(62)	(286)	$ 33
Net income (loss) applicable to common shareholders	$ 463	(233)	285	(134)	(62)	(286)	$ 33
Net income (loss) per share-basic and diluted	$ 0.02	(0.01)	0.01	(0.01)	--	(0.01)	$ 0.00

	Six months ended June 26, 2004
	As Previously Reported	Buyers’ Club Adjustment	Revenue Recognition Adjustments	Kaul Accrual Adjustment	Customer Prepayments And Credits Adjustment	Other Accrual Adjustments	As Restated
	(In thousands, except per share amounts)
Net revenues	$ 173,279	(497)	(3,757)	--	--	--	$ 169,025
Cost of sales and operating expenses	$ 105,413	--	(1,709)	--	--	--	$ 103,704
Selling expenses	$ 44,393	--	(1,216)	--	--	134	$ 43,311
General and administrative expenses	$ 19,361	--	(84)	134	120	23	$ 19,554
Income before interest and income taxes	$ 2,390	(497)	(748)	(134)	(120)	(157)	$ 734
Benefit (provision) for Federal income taxes	$ (1)	--	--	--	--	2	$ 1
Benefit (provision) for state income taxes	$ (4)	--	--	--	--	9	$ 5
Net income (loss) and comprehensive income (loss)	$ 882	(497)	(748)	(134)	(120)	(146)	$ (763)
Net income (loss) applicable to common shareholders	$ 882	(497)	(748)	(134)	(120)	(146)	$ (763)
Net income (loss) per share-basic and diluted	$ 0.04	(0.02)	(0.03)	(0.01)	(0.00)	(0.01)	$ (0.03)

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

	For the 13- Weeks Ended		For the 26- Weeks Ended
	June 25, 2005	June 26, 2004 As Restated	June 25, 2005	June 26, 2004 As Restated

Net income (loss)	$ 1,452	$ 33	$ 4,679	$ (763)
Less:
Earnings applicable to preferred stock	36	--	115	--
Net income (loss) applicable to common shareholders	$ 1,416	$ 33	$ 4,564	$ (763)
Basic net income (loss) per common share	$ 0.06	$ 0.00	$ 0.20	$ (0.03)

Weighted-average common shares Outstanding	22,426	22,017	22,426	22,017

Diluted net income (loss)	$ 1,416	$ 33	$ 4,564	$ (763)
Diluted net income (loss) per common share	$ 0.04	$ 0.00	$ 0.14	$ (0.03)

Weighted-average common shares Outstanding	22,426	22,017	22,426	22,017
Effect of Dilution:
Stock options	--	--	--	--
Stock warrants (issued July 8, 2004)	10,136	--	10,148	--
Weighted-average common shares Outstanding assuming dilution	32,562	22,017	32,574	22,017

Diluted net loss per common share excluded incremental weighted-average shares of 18,011 for the 26-week period ended June 26, 2004. These incremental weighted-average shares were related to employee stock options and were excluded due to their anti-dilutive effect. No dilutive securities existed for the 13-week period ended June 26, 2004.

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

As of June 25, 2005, the Company had accrued $4.5 million related to this matter. This accrual remained on the Company’s Condensed Consolidated Balance Sheet until the third fiscal quarter of 2005 when Kaul’s rights to pursue this claim expired.

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

The Company established a $0.5 million reserve during the third quarter of 2004 for the class action lawsuits described above for settlements and the Company’s current estimate of future legal fees to be incurred. The balance of the reserve as of June 25, 2005 was $0.1 million.

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

During the first two quarters of 2005, the reserve activity represents the utilization of the severance reserves established in 2004 for the Lacrosse fulfillment center and storage facility and the International Male and Undergear catalog operations as well as additional severance charges of less than $0.1 million.

2000 Plan

In December 2000, the Company began a strategic business realignment program that resulted in the recording of special charges for severance, facility exit costs and fixed asset write-offs. The actions related to the strategic business realignment program were taken in an effort to direct the Company’s resources primarily towards a loss reduction strategy and return to profitability.

Plan Summary

At June 25, 2005, a current liability of approximately $0.4 million was included within Accrued Liabilities relating to future payments in connection with the Company’s 2000 and 2004 plans and consists of the following (in thousands):

	Severance & Personnel Costs	Real Estate Lease & Exit Costs
	2004 Plan	2000 Plan	Total

Balance at December 25, 2004	$ 1,518	$ 3,360	$ 4,878
2005 expenses	18	--	18
Paid in 2005	(1,153)	(538)	(1,691)
Reductions due to sale of Gump’s	--	(2,822)	(2,822)
Balance at June 25, 2005	$ 383	$ --	$ 383

6.	SALE OF GUMP’S BUSINESS

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

After the sale, the Company continues as the guarantor of one of the two leases for the San Francisco building where the store is located (the Company was released from liability on the other lease). The Purchaser is required to use its commercially reasonable efforts to secure the Company’s release from the guarantee within a year of the closing. If the Purchaser cannot secure the Company’s release within a year of the closing, an affiliate of the Purchaser will either (i) transfer a percentage interest in its business so that the Company will own, indirectly, 5% interest of the Purchaser’s common stock, or (ii) provide the Company with a $2.5 million stand-by letter of credit or other form of compensation acceptable to the Company to reimburse the Company for any liabilities the Company may incur under the guarantee until the Company is released from the guarantee or the lease is terminated. As of February 6, 2006 there are $7.1 million (net of $0.5 million in expected sublease income) in lease commitments for which the Company is the guarantor. Based on its evaluation, the Company has concluded it is unlikely any payments will be required under the guarantee, thus has not established a guarantee liability as of the March 14, 2005 sale date or as of June 25, 2005.

The Company entered into a Direct Marketing Services Agreement with the Purchaser to provide telemarketing and fulfillment services for the Gump’s catalog and direct marketing businesses for 18 months. We have the option to extend the term for an additional 18 months.

Listed below are the carrying values of the major classes of assets and liabilities of Gump’s included in the Consolidated Balance Sheets:

In thousands (000’s)	December 25, 2004	June 26, 2004
Total current assets	$ 10,842	$ 9,430
Total non-current assets	$ 3,221	$ 3,547
Total assets	$ 14,063	$ 12,977
Total current liabilities	$ 6,727	$ 6,487
Total non-current liabilities	$ 3,283	$ 3,676
Total liabilities	$ 10,010	$ 10,163

Listed below are the revenues and income before income taxes included in the Consolidated Statements of Income (Loss) (these results exclude certain corporate overhead charges allocated to Gump’s for services provided by the Company to run the business) for the 13- and 26- weeks ended:

In thousands (000’s)	13- Weeks Ended June 25, 2005	26- Weeks Ended June 25, 2005	13- Weeks Ended June 26, 2004	26-Weeks Ended June 26, 2004
Net revenues	$ --	$ 7,241	$ 9,142	$ 18,045
Income before income taxes	$ --	$ 2,974[a]	$ 219	$ 23

a) Includes a gain on disposal of $3,576 at June 25, 2005

7.	CHANGES IN MANAGEMENT

New Officers

On March 8, 2005, the Company terminated the employment of Charles E. Blue, the Company’s former Chief Financial Officer. Wayne P. Garten, the Company’s Chief Executive Officer, served as interim Chief Financial Officer until April 4, 2005 when John W. Swatek was appointed as the Company’s Senior Vice President, Chief Financial Officer and Treasurer.

8.	DEBT

The Company has two credit facilities: a senior secured credit facility (the “Wachovia Facility”) provided by Wachovia National Bank (“Wachovia”) and a $20.0 million junior secured facility (the “Chelsey Facility”), provided by Chelsey Finance, LLC (“Chelsey Finance”), of which the entire $20.0 million was borrowed by the Company. Chelsey Finance is an affiliate of Chelsey, the Company’s principal shareholder.

As of June 25, 2005, December 25, 2004 and June 26, 2004, debt consisted of the following (in thousands):

	June 25, 2005	December 25, 2004	June 26, 2004

Wachovia facility:
Tranche A term loans – Current portion, interest rate of 6.5% at June 25, 2005, 5.5% at December 25, 2004 and 4.75% at June 26, 2004	$ 1,992	$ 1,992	$ 1,992
Tranche B term loan – Current portion, interest rate of 13.0% in 2004	--	--	1,800
Revolver, interest rate of 6.5% at June 25, 2005, 5.5% at December 25, 2004 and 4.5% at June 26, 2004	2,480	14,408	7,947
Capital lease obligations – Current portion	163	290	493
Short-term debt	4,635	16,690	12,232

Wachovia facility:
Tranche A term loans, interest rate of 6.5% at June 25, 2005, 5.5% at December 25, 2004 and 4.75% at June 26, 2004	1,989	2,985	3,482
Tranche B term loan, interest rate of 13% at June 26, 2004	--	--	3,311
Chelsey facility – stated interest rate of 11.0% (5.0% above prime rate) at June 25, 2005 and 10.0% (5.0% above prime rate) at December 25, 2004	9,706	8,159	--
Capital lease obligations	14	52	177
Long-term debt	11,709	11,196	6,970
Total debt	$ 16,344	$ 27,886	$ 19,202

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

Currently, the Wachovia facility has a Tranche A term loan outstanding which has a principal balance of approximately $4.0 million as of June 25, 2005, of which approximately $2.0 million is classified as short term and approximately $2.0 million is classified as long term on the Condensed Consolidated Balance Sheet. The Tranche A term loan bears interest at 0.5% over the Wachovia prime rate and requires monthly principal payments of approximately $166,000. As of June 25, 2005, the interest rate on the Tranche A term loan was 6.5%.

The Revolver has a maximum loan limit of $34.5 million, subject to inventory and accounts receivable sublimits that limit the credit available to the Company’s subsidiaries, which are borrowers under the Revolver. The interest rate on the Revolver is currently 0.5% over the Wachovia prime rate. As of June 25, 2005, the interest rate on the Revolver was 6.5%.

Due to, among other things, the Restatement which resulted in the Company violating several financial covenants and the Company’s inability to timely file its periodic reports with the SEC, both as discussed in Note 2, the Company was in technical default under the Wachovia and Chelsey Facilities. The Company has obtained waivers from both Wachovia and Chelsey Finance for such defaults.

Remaining availability under the Wachovia Facility as of June 25, 2005 was $14.0 million.

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

Chelsey Facility

The Chelsey Facility is a $20.0 million junior secured credit facility with Chelsey Finance that was recorded at net of an un-accreted debt discount of $7.1 million. The Chelsey Facility has a three-year term, subject to earlier maturity upon the occurrence of a change in control or sale of the Company (as defined), and carries a stated interest rate of 5% above the prime rate publicly announced by Wachovia. The Company is not obligated to make principal payments until July 8, 2007, except if there is a change in control or sale of the Company. At June 25, 2005, the amount recorded as debt on the Condensed Consolidated Balance Sheet is $9.7 million, net of the un-accreted debt discount of $10.3 million.

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

	June 25, 2005	December 25, 2004

Amount Borrowed Under the Chelsey Facility	$ 20,000	$ 20,000
Fair Value of Common Stock Warrant (Recorded as Capital in excess of par value)	(12,939)	(12,939)
Accretion of Debt Discount (Recorded as Interest Expense)	2,645	1,098

	$ 9,706	$ 8,159

9.	PRIVATE LABEL AND COBRAND CREDIT CARD AGREEMENT

On February 22, 2005, the Company entered into a seven year co-brand and private label credit card agreement (as amended by Amendment Number One on March 30, 2005 “Credit Card Agreement”) with World Financial Network National Bank (“WFNNB”) under which WFNNB will provide private label (branded) and co-brand credit cards to the Company’s customers. The Company began offering the private label credit card to its customers in April 2005. The program extends credit to our customers at no credit risk to the Company and is expected to lead to increased sales and lower expenses. WFNNB will provide a fixed dollar amount of marketing funds in the first year of which 25.0% of any unused amount can be utilized in the first six months of the second year and a percentage of the lesser of private label net sales or average accounts receivable balance in later years to support the Company’s promotion of the program. In general, WFNNB will pay the Company proceeds from sales of Company merchandise using the cards issued under the program with no discount. In addition, WFNNB paid the Company an upfront fee when the private label plan commenced and will pay a per card fee for each card issued under the co-brand program and a percentage of the net finance charges on co-brand accounts.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, the percentage relationship to net revenues of certain items in the Company’s Condensed Consolidated Statements of Income (Loss):

	13- Weeks Ended		26- Weeks Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
		As Restated		As Restated

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales and operating expenses	60.9	60.0	60.6	61.4
Special charges	0.0	0.0	0.0	0.0
Selling expenses	25.7	27.0	25.3	25.6
General and administrative expenses	9.2	11.3	10.4	11.6
Depreciation and amortization	0.8	1.0	0.8	1.0
Income (loss) from operations	3.4	0.7	2.9	0.4
Interest expense, net	1.9	0.8	2.0	0.9
(Benefit) provision for Federal and state income taxes	0.1	0.1	0.0	0.0
Gain (loss) from discontinued operations of Gump’s	0.0	0.2	1.6	0.0
Net income (loss) and comprehensive income (loss)	1.4	0.0	2.5	(0.5)
Earnings applicable to Preferred Stock	0.0	0.0	0.1	0.0
Net income (loss) applicable to common shareholders	1.4%	0.0%	2.4%	(0.5)%

Restatement of Prior Year Financial Information and Related Matters

During the second quarter of 2004, the Company identified a revenue recognition cut-off issue that resulted in revenue being recorded in advance of the actual shipment of merchandise to the customer. The practice was stopped immediately. Subsequently, the Company determined that revenue should be recognized when merchandise is received by the customer rather than when shipped because the Company routinely replaces customer merchandise damaged or lost in transit as a customer service matter (even though risk of loss, as a legal matter, passes on shipment). As a consequence, the Company has restated the condensed consolidated financial statements for the second quarter of 2004 to recognize revenue when merchandise is received by the customer.

In the first quarter of 2004, we identified a potential issue with the accounting treatment for Buyers’ Club memberships that contained a guarantee. At that time, an inappropriate conclusion regarding the accounting treatment was reached and during the third quarter of 2004, the issue was re-evaluated and we determined that an error in the accounting treatment had occurred. The impact of the error resulted in an overstatement of revenues and the omission of the related liability for guarantee obligations. The proper accounting treatment has been applied to the condensed consolidated financial statements for the second quarter of 2004.

Starting in fiscal 2001, the Company inappropriately reduced the liability for certain customer prepayments and credits. The impact of the inappropriate reduction of this liability resulted in the understatement of general and administrative expenses and the omission of the related liability. During the fourth quarter of 2004, the Company re-evaluated the accounting treatment for these customer prepayments and credits. As a consequence, the Company has applied the proper accounting treatment to the condensed consolidated financial statements for the second quarter of 2004.

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

Executive Summary

During the first six months of 2005, net revenues increased $20.9 million or 12.4% to $189.9 million from $169.0 million in the first six months of 2004. The increase was primarily driven by an increase in catalog circulation levels supported by deeper inventory positions that enabled higher initial fulfillment rates for customer orders and lower overall cancellation rates. Higher demand was experienced in The Company Store, Domestications and Silhouettes catalogs, while lower demand was experienced in the International Male catalogs which are in the process of being repositioned to return it to its roots as a young men’s “lifestyle” fashion leader. This merchandising shift will be evident in catalogs commencing in the fourth quarter of 2005. The Domestications catalog experienced strong demand however lower initial fill and higher cancellation rates due to insufficient inventory positions negatively impacted its operating results. The Company is increasing inventory positions for Domestications to support the growth and improve the operating results in this catalog.

We also completed the implementation of strategies to reduce the infrastructure of the Company which were developed during fiscal 2004. These strategies included the consolidation of the operations of the LaCrosse, Wisconsin fulfillment center into the Roanoke, Virginia fulfillment center, which was substantially completed by the end of June 2005; the relocation of the International Male and Undergear catalog operations from San Diego, California to the corporate headquarters in Weehawken, New Jersey, which was completed February 28, 2005; and the consolidation of the Edgewater facility into the Weehawken, New Jersey premises, which was completed by May 31, 2005. Since the consolidation of our fulfillment centers, our Roanoke fulfillment center has experienced lower productivity that has negatively impacted fulfillment costs and the Company’s overall performance.

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

Results of Operations – 13- weeks ended June 25, 2005 compared with the 13- weeks ended June 26, 2004 as restated

Net Income. The Company reported net income applicable to common shareholders of $1.4 million, or $0.06 basic income per share and $0.04 diluted income per share, for the 13- weeks ended June 25, 2005 compared with net income applicable to common shareholders of $0.0 million, or $0.00 basic and diluted income per share, for the comparable period in 2004.

The Company primarily attributes the increase in net income to the following:

•	Improved operating results generated from a $12.5 million increase in net revenues;
•	A favorable impact of $0.9 million due to the reduction in general and administrative expenses related to severance recorded in the second quarter of 2004.

Partially offset by:

•

An unfavorable impact of $1.2 million on net interest expense primarily due to interest costs incurred with the $20.0 million junior secured credit facility with Chelsey Finance (“Chelsey Facility,”) which the Company closed on July 8, 2004. See Note 8 of Notes to the condensed consolidated financial statements for additional information regarding the Chelsey Facility;

•	An unfavorable impact of $0.2 million of discontinued operations representing income from Gump’s on-going operations for the 13- weeks ended June 26, 2004.

Net Revenues. Net revenues increased $12.5 million (14.2%) for the 13-week period ended June 25, 2005 to $100.2 million from $87.7 million for the comparable period in 2004. This increase was primarily driven by an increase in catalog circulation levels supported by deeper inventory positions that enabled higher initial fulfillment rates for customer orders and lower overall cancellation rates. Higher demand was experienced in The Company Store, Domestications and Silhouettes catalogs, while lower demand was experienced for the International Male catalogs. The Domestications catalog experienced strong demand for its merchandise however lower initial fill and higher cancellation rates due to insufficient inventory positions negatively impacted its operating results. The Company is increasing inventory positions for Domestications to support the growth in this catalog. Internet sales increased and comprised 37.0% of combined Internet and catalog revenues for the 13- weeks ended June 25, 2005 compared with 33.6% for the comparable fiscal period in 2004, and have increased by approximately $5.7 million, or 21.0%, to $32.8 million for the 13-week period ended June 25, 2005 from $27.1 million for the comparable period in 2004.

Cost of Sales and Operating Expenses. Cost of sales and operating expenses increased by $8.4 million to $61.0 million for the 13- weeks ended June 25, 2005 as compared with $52.6 million for the comparable period in 2004. Cost of sales and operating expenses increased to 60.9% of net revenues for the 13-week period ended June 25, 2005 as compared with 60.0% of net revenues for the comparable period in 2004. As a percentage of net revenues, this increase was primarily due to increases in product shipping costs and higher inventory obsolescence charges on slower moving merchandise. These increases were partially offset by a decline in merchandise costs associated with the ability to source goods that have higher product margins.

Special Charges. In December 2000 and June 2004, the Company implemented strategic business realignment programs that resulted in the recording of special charges for severance, facility exit costs and fixed asset write-offs. The actions related to the strategic business realignment programs were taken in an effort to direct the Company’s resources primarily towards a loss reduction strategy and a return to profitability. There were nominal special charges (income) recorded for the 13- weeks ended June 25, 2005 and June 26, 2004.

Selling Expenses. Selling expenses increased by $2.1 million to $25.8 million for the 13- weeks ended June 25, 2005 as compared with $23.7 million for the comparable period in 2004. Selling expenses decreased to 25.7% of net revenues for the 13- weeks ended June 25, 2005 from 27.0% for the comparable period in 2004. As a percentage of net revenues, this change was due primarily due to higher response rates that more than offset the cost of higher catalog circulation.

General and Administrative Expenses. General and administrative expenses decreased by $0.7 million to $9.2 million for the 13- weeks ended June 25, 2005 as compared with $9.9 million for the comparable period in 2004. As a percentage of net revenues, general and administrative expenses declined to 9.2% of net revenues for the 13-week period ended June 25, 2005 as compared to 11.3% of net revenues for the comparable period in 2004. As a percentage of net revenues, this decrease was primarily due to severance and other costs incurred during the 13- weeks ended June 26, 2004 associated with the resignation of the Company’s former President. This decrease was partially offset by additional audit fees incurred during the 13-weeks ended June 25, 2005 associated with the Company’s restated financial statements.

Depreciation and Amortization. Depreciation and amortization decreased approximately $0.1 million during the 13- weeks ended June 25, 2005 from the comparable period in 2004. The decrease was primarily due to property and equipment that have become fully depreciated, partially offset by the depreciation of newly purchased property and equipment.

Income from Operations. The Company’s income from operations increased by approximately $2.8 million to $3.4 million for the 13- weeks ended June 25, 2005 from $0.6 million for the comparable period in 2004. See “Results of Operations – 13- weeks ended June 25, 2005 compared with the 13- weeks ended June 26, 2004 as restated - Net Income (Loss)” for further details as the relationships are the same excluding the discussion on income tax and interest expense.

Interest Expense, Net. Interest expense, net, increased $1.2 million to $1.9 million for the 13- weeks ended June 25, 2005 from $0.7 million for the comparable period in fiscal 2004. This increase in interest expense is primarily due to $0.8 million of accretion of the debt discount and $0.6 million of stated interest related to the Chelsey Facility during the 13- weeks ended June 25, 2005. These increases were partially offset by a decrease in interest expense due to lower average cumulative borrowings relating to the Wachovia Facility in the amount of $0.2 million.

Income Taxes. The provision for federal and state income taxes is approximately 2.1% of income before income taxes for the 13- week period ended June 25, 2005.

Gain (loss) from discontinued operations of Gump’s. On March 14, 2005, the Company sold all of the stock of to Gump’s Holdings, LLC, an unrelated third party. The Company recognized a gain of $0.2 million representing income from Gump’s on-going operations for the 13- weeks ended June 26, 2004.

Results of Operations – 26- weeks ended June 25, 2005 compared with the 26- weeks ended June 26, 2004 as restated

Net Income (Loss). The Company reported net income applicable to common shareholders of $4.6 million, or $0.20 basic income per share and $0.14 diluted income per share, for the 26- weeks ended June 25, 2005 compared with a net loss applicable to common shareholders of $0.8 million, or $0.03 basic and diluted loss per share, for the comparable period in 2004.

The Company primarily attributes the increase in net income to the following:

•	Improved operating results generated from a $20.9 million increase in net revenues;
•	A favorable impact of $3.0 million of discontinued operations due to the gain of $3.6 million recognized relating to the March 14, 2005 sale of stock of Gump’s;
•	A favorable impact of $1.5 million due to the reduction in general and administrative expenses related to severance recorded in the second quarter of 2004.

Partially offset by:

•

An unfavorable impact of $2.2 million on net interest expense primarily due to interest costs incurred with the $20.0 million junior secured credit facility with Chelsey Finance (“Chelsey Facility,”) which the Company closed on July 8, 2004. See Note 8 of Notes to the condensed consolidated financial statements for additional information regarding the Chelsey Facility;

•

An unfavorable impact of $1.5 million related to general and administrative expenses incurred for the investigation conducted by the Audit Committee of the Board of Directors in connection with the restatement of the Company’s consolidated financial statements and other accounting-related matters.

Net Revenues. Net revenues increased $20.9 million (12.4%) for the 26-week period ended June 25, 2005 to $189.9 million from $169.0 million for the comparable period in 2004. This increase was primarily driven by an increase in catalog circulation levels supported by deeper inventory positions that enabled higher initial fulfillment rates for customer orders and lower overall cancellation rates. Higher demand was experienced in The Company Store, Domestications and Silhouettes catalogs, while lower demand was experienced for the International Male catalogs. The Domestications catalog experienced strong demand for its merchandise however lower initial fill and higher cancellation rates due to insufficient inventory positions negatively impacted its operating results. The Company is increasing inventory positions for Domestications to support the growth in this catalog. Internet sales increased and comprised 38.0% of combined Internet and catalog revenues for the 26- weeks ended June 25, 2005 compared with 34.0% for the comparable fiscal period in 2004, and have increased by approximately $11.0 million, or 20.9%, to $63.9 million for the 26-week period ended June 25, 2005 from $52.9 million for the comparable period in 2004.

Cost of Sales and Operating Expenses. Cost of sales and operating expenses increased by $11.3 million to $115.0 million for the 26- weeks ended June 25, 2005 as compared with $103.7 million for the comparable period in 2004. Cost of sales and operating expenses decreased to 60.6% of net revenues for the 26-week period ended June 25, 2005 as compared with 61.4% of net revenues for the comparable period in 2004. As a percentage of net revenues, this decrease was primarily due to declines in merchandise costs associated with the ability to source goods that have higher product margins and decreases in information technology costs due to declines in equipment rentals and maintenance. These decreases were partially offset by increases in product shipping costs.

Special Charges. In December 2000 and June 2004, the Company implemented strategic business realignment programs that resulted in the recording of special charges for severance, facility exit costs and fixed asset write-offs. The actions related to the strategic business realignment programs were taken in an effort to direct the Company’s resources primarily towards a loss reduction strategy and a return to profitability. There were nominal special charges recorded for the 26- weeks ended June 25, 2005 and June 26, 2004.

Selling Expenses. Selling expenses increased by $4.7 million to $48.0 million for the 26- weeks ended June 25, 2005 as compared with $43.3 million for the comparable period in 2004. Selling expenses decreased to 25.3% of net revenues for the 26- weeks ended June 25, 2005 from 25.6% for the comparable period in 2004. As a percentage of net revenues, this change was due primarily due to higher response rates that more than offset the cost of higher catalog circulation.

General and Administrative Expenses. General and administrative expenses increased by $0.3 million to $19.8 million for the 26- weeks ended June 25, 2005 as compared with $19.5 million for the comparable period in 2004. As a percentage of net revenues, general and administrative expenses declined to 10.4% of net revenues for the 26-week period ended June 25, 2005 as compared to 11.6% of net revenues for the comparable period in 2004. As a percentage of net revenues, this decrease was primarily due to severance and other costs incurred during the 26- weeks ended June 26, 2004 associated with the resignation of three executives, including the Company’s former President. This decrease was partially offset by additional fees incurred for the investigation conducted by the Audit Committee of the Board of Directors in connection with the restatement of the Company’s consolidated financial statements and other accounting-related matters.

Depreciation and Amortization. Depreciation and amortization decreased $0.2 million to $1.5 million for the 26- weeks ended June 25, 2005 from $1.7 million for the comparable period in 2004. The decrease was primarily due to property and equipment that have become fully depreciated, partially offset by the depreciation of newly purchased property and equipment.

Income from Operations. The Company’s income from operations increased by approximately $4.8 million to $5.5 million for the 26- weeks ended June 25, 2005 from $0.7 million for the comparable period in 2004. See “Results of Operations – 26- weeks ended June 25, 2005 compared with the 26- weeks ended June 26, 2004 as restated - Net Income (Loss)” for further details as the relationships are the same excluding the discussion on income tax and interest expense.

Interest Expense, Net. Interest expense, net, increased $2.3 million to $3.8 million for the 26- weeks ended June 25, 2005 from $1.5 million for the comparable period in fiscal 2004. This increase in interest expense is primarily due to $1.5 million of accretion of the debt discount and $1.1 million of stated interest related to the Chelsey Facility during the 26- weeks ended June 25, 2005. These increases were partially offset by a decrease in interest expense due to lower average cumulative borrowings relating to the Wachovia Facility in the amount of $0.4 million.

Income Taxes. The provision for federal and state income taxes is approximately 2.6% of income before income taxes for the 26- week period ended June 25, 2005.

Gain (loss) from discontinued operations of Gump’s. On March 14, 2005, the Company sold all of the stock of to Gump’s Holdings, LLC, an unrelated third party. The Company recognized a gain of approximately $3.6 million in the 26- weeks ended June 25, 2005, offset by losses from Gump’s on-going operations through the sale date of approximately $0.6 million.

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

Net cash provided by operating activities. During the 26-week period ended June 25, 2005, net cash provided by operating activities was $5.0 million. This was due primarily to an increase in customer prepayments and credits, and $5.2 million of operating cash provided by net income, when adjusted for the gain on the disposition of Gump’s, depreciation, amortization and other non cash items, offset by payments made by the Company to increase inventory and prepaid catalog costs and reduce accrued liabilities.

Net cash provided (used) by investing activities. During the 26-week period ended June 25, 2005, net cash provided by investing activities was $8.1 million. This was due primarily to $8.9 million in proceeds received from the sale of Gump’s, partially offset by capital expenditures, consisting primarily of purchases and upgrades to various information technology hardware and software throughout the Company and purchases of furniture and equipment for the Company’s headquarters in New Jersey.

Net cash used by financing activities. During the 26-week period ended June 25, 2005, net cash used by financing activities was $13.1 million, which was primarily due to net payments of $12.9 million under the Wachovia Facility and payments of $0.2 million for obligations under capital leases.

Financing Activities

The Company has two credit facilities: a senior secured credit facility (the “Wachovia Facility”) provided by Wachovia National Bank (“Wachovia”) and a $20.0 million junior secured facility (the “Chelsey Facility”), provided by Chelsey Finance, LLC (“Chelsey Finance”), of which the entire $20.0 million was borrowed by the Company. Chelsey Finance is an affiliate of Chelsey, the Company’s principal shareholder.

As of June 25, 2005, December 25, 2004 and June 26, 2004, debt consisted of the following (in thousands):

	June 25, 2005	December 25, 2004	June 26, 2004

Wachovia facility:
Tranche A term loans – Current portion, interest rate of 6.5% at June 25, 2005, 5.5% at December 25, 2004 and 4.75% at June 26, 2004	$ 1,992	$ 1,992	$ 1,992
Tranche B term loan – Current portion, interest rate of 13.0% in 2004	--	--	1,800
Revolver, interest rate of 6.5% at June 25, 2005, 5.5% at December 25, 2004 and 4.5% at June 26, 2004	2,480	14,408	7,947
Capital lease obligations – Current portion	163	290	493
Short-term debt	4,635	16,690	12,232

Wachovia facility:
Tranche A term loans, interest rate of 6.5% at June 25, 2005, 5.5% at December 25, 2004 and 4.75% at June 26, 2004	1,989	2,985	3,482
Tranche B term loan, interest rate of 13.0% at June 26, 2004	--	--	3,311
Chelsey facility – stated interest rate of 11.0% (5.0% above prime rate) at June 25, 2005 and 10.0% (5.0% above prime rate) at December 25, 2004	9,706	8,159	--
Capital lease obligations	14	52	177
Long-term debt	11,709	11,196	6,970
Total debt	$ 16,344	$ 27,886	$ 19,202

Wachovia Facility

Remaining availability under the Wachovia Facility as of June 25, 2005 was $14.0 million.

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

	June 25, 2005	December 25, 2004

Amount Borrowed Under the Chelsey Facility	$ 20,000	$ 20,000
Fair Value of Common Stock Warrant (Recorded as Capital in excess of par value)	(12,939)	(12,939)
Accretion of Debt Discount (Recorded as Interest Expense)	2,645	1,098

	$ 9,706	$ 8,159

See Note 8 to the condensed consolidated financial statements for additional information relating to the Company’s debt.

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

Consolidation of Men’s Apparel Business. The Company decided on November 9, 2004 to relocate and consolidate all functions of International Male and Undergear from San Diego, California to Weehawken, New Jersey by February 28, 2005. The decision was prompted by the business need to consolidate operations, reduce costs and leverage its catalog expertise in New Jersey. We accrued $0.9 million in severance and related costs during the fourth quarter of 2004 associated with the elimination of 32 California-based full-time equivalent positions. The payment of these costs began in February 2005 and continued through August 2005. During the 26- weeks ended June 25, 2005, the Company made payments of $0.7 million in severance and related costs associated with this consolidation. Since the consolidation of our fulfillment centers, our Roanoke fulfillment center has experienced lower production that has negatively impacted fulfillment costs and the Company’s overall performance.

The projected annual savings from the consolidation of the San Diego, California and the Edgewater, New Jersey facilities into the Weehawken, New Jersey facility is approximately $2.1 million, however with this relocation and consolidation, the transition has negatively impacted the performance of the Men’s Apparel catalogs in 2005.

Consolidation of Fulfillment Centers. On June 30, 2004 the Company announced plans to consolidate the operations of the LaCrosse, Wisconsin fulfillment center and storage facility into the Roanoke, Virginia fulfillment center by June 30, 2005. The LaCrosse fulfillment center and the LaCrosse storage facility were closed in June 2005 and August 2005, upon the expiration of their respective leases. The plan to consolidate operations was prompted by excess capacity at the Roanoke facility and the lack of sufficient warehouse space in the leased Wisconsin facilities to support the growth of The Company Store and reduce the overall cost structure of the Company. The Company substantially completed the consolidation into the Roanoke, Virginia fulfillment center by the end of June 2005. The Company accrued $0.5 million in severance and related costs and incurred $0.2 million of facility exit costs during 2004 associated with the consolidation of the LaCrosse operations and the elimination of 149 full and part-time positions. The payment of these costs began in January 2005 and is expected to continue into the fourth quarter of 2005. During the 26- weeks ended June 25, 2005, the Company has made payments of approximately $0.3 million in severance and related costs associated with this consolidation. Since the consolidation of our fulfillment centers, our Roanoke fulfillment center has experienced lower productivity that has negatively impacted fulfillment costs and the Company’s overall performance.

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

General. At June 25, 2005, the Company had $0.5 million in cash and cash equivalents, compared with $0.5 million at December 25, 2004 and $0.4 million at June 26, 2004. Working capital and current ratio at June 25, 2005 were $17.3 million and 1.25 to 1, respectively. Total borrowings, including financing under capital lease obligations, as of June 25, 2005, aggregated $16.3 million. Remaining availability under the Wachovia Facility as of June 25, 2005 was $14.0 million, compared with $5.1 million at June 26, 2004.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” and “believes,” among others, generally identify forward-looking statements. Forward-looking statements are predictions of future trends and events and as such, there are substantial risks and uncertainties associated with forward-looking statements, many of which are beyond management’s control. Some of the more material risks and uncertainties are identified in “Risk Factors” contained in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004. We do not intend, and disclaim any obligation, to update any forward-looking statements.

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates: The Company’s exposure to market risk relates to interest rate fluctuations for borrowings under the Wachovia Facility, including the term loans, which bear interest at variable rates, and the Chelsey Facility, which bears interest at 5.0% above the prime rate publicly announced by Wachovia Bank, N.A. At June 25, 2005, outstanding principal balances under the Wachovia Facility and Chelsey Facility subject to variable rates of interest were approximately $6.5 million and $20.0 million, respectively. If interest rates were to increase by one percent from current levels, the resulting increase in interest expense, based upon the amount outstanding at June 25, 2005, would be approximately $0.3 million on an annual basis.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Item 307 of Regulation S-K for the fiscal quarter covered by this quarterly report. This evaluation has allowed management to make conclusions, as set forth below, regarding the state of the Company’s disclosure controls and procedures as of June 25, 2005. While management has made significant improvements in its disclosure controls and procedures and has completed various action plans to remedy identified weaknesses in these controls (as more fully discussed below), based on management’s evaluation, management has concluded that the Company’s disclosure controls and procedures were not effective in alerting management on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act. In coming to this conclusion, management considered, among other things, the control deficiency related to periodic review of the application of generally accepted accounting principles, which resulted in the Restatement as disclosed in Note 2 to the accompanying consolidated financial statements included in this Form 10-Q.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Due to, among other things, the Restatement, which resulted in the Company violating several financial covenants and the Company’s inability to timely file its periodic reports with the SEC, both as discussed in Notes 2 and 8 to the Consolidated Financial Statements, the Company was in technical default under the Wachovia and Chelsey Facilities. The Company has obtained waivers from both Wachovia and Chelsey Finance for such defaults pursuant to amendments to the Wachovia and Chelsey Facilities dated July 29, 2005.

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