Form 10-Q/A
period 2005-09-24
HANOVER DIRECT INC
filed 2006-02-21
CIK 320333

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Form 10-Q previously filed on December 12, 2005. The original Form 10-Q filing included financial information which had not been reviewed by the Company’s independent auditors, Golstein Golub Kessler LLP, who had only recently been engaged and had not completed their review. The financial statements included herein have been reviewed by Goldstein Golub Kessler LLP.

HANOVER DIRECT, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share amounts)

	September 24, 2005	December 25, 2004	September 25, 2004
	(Unaudited)		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 134	$ 510	$ 418
Accounts receivable, net of allowance for doubtful accounts of $911, $1,367 and $1,062, respectively	10,837	17,819	13,448
Inventories, principally finished goods	57,315	53,147	51,102
Prepaid catalog costs	21,017	15,644	18,670
Other current assets	2,777	4,482	4,130
Total Current Assets	92,080	91,602	87,768
PROPERTY AND EQUIPMENT, AT COST:
Land	4,361	4,361	4,361
Buildings and building improvements	18,192	18,221	18,213
Leasehold improvements	1,118	10,156	10,197
Furniture, fixtures and equipment	51,322	53,792	53,478
	74,993	86,530	86,249
Accumulated depreciation and amortization	(54,337)	(61,906)	(61,106)
Property and equipment, net	20,656	24,624	25,143
Goodwill	8,649	9,278	9,278
Deferred tax assets	2,350	2,179	1,769
Other assets	2,232	2,816	2,933
Total Assets	$ 125,967	$ 130,499	$ 126,891

Continued on next page.

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands of dollars, except share amounts)

	September 24, 2005	December 25, 2004	September 25, 2004
	(Unaudited)		(Unaudited)
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Short-term debt and capital lease obligations	$ 13,749	$ 16,690	$ 12,918
Accounts payable	26,079	29,544	33,275
Accrued liabilities	10,235	20,535	17,240
Customer prepayments and credits	14,828	12,032	17,227
Deferred tax liability	2,350	2,179	1,769
Total Current Liabilities	67,241	80,980	82,429
NON-CURRENT LIABILITIES:
Long-term debt (including debt to a related party see note 6)	12,083	11,196	11,050
Series C Participating Preferred Stock, authorized, issued and outstanding 564,819 shares; liquidation preference of $56,482	72,689	72,689	72,689
Other	18	3,286	3,457
Total Non-current Liabilities	84,790	87,171	87,196
Total Liabilities	152,031	168,151	169,625
SHAREHOLDERS’ DEFICIENCY:
Common Stock, $0.01 par value, authorized 50,000,000 shares at September 24, 2005, December 25, 2004 and September 25, 2004; 22,426,296 shares issued and outstanding at September 24, 2005 and December 25, 2004; 22,662,875 shares issued and 22,450,782 shares outstanding at September 25, 2004	225	225	227
Capital in excess of par value	460,857	460,744	464,059
Accumulated deficit	(487,146)	(498,621)	(503,674)
	(26,064)	(37,652)	(39,388)
Less:
Treasury stock, at cost (0 shares at September 24, 2005 and December 25, 2004 and 212,093 shares at September 25, 2004)	--	--	(2,996)
Notes receivable from sale of Common Stock	--	--	(350)
Total Shareholders’ Deficiency	(26,064)	(37,652)	(42,734)
Total Liabilities and Shareholders’ Deficiency	$ 125,967	$ 130,499	$ 126,891

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands of dollars, except per share amounts)

(Unaudited)

	For the 13- Weeks Ended		For the 39- Weeks Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004

NET REVENUES	$ 96,839	$ 85,443	$ 286,752	$ 254,468

OPERATING COSTS AND EXPENSES:
Cost of sales and operating expenses	59,795	50,591	174,797	154,295
Special charges (income)	(25)	476	(7)	518
Selling expenses	24,119	21,780	72,169	65,091
General and administrative expenses	3,275	9,695	23,108	29,249
Depreciation and amortization	681	820	2,208	2,501
	87,845	83,362	272,275	251,654

INCOME BEFORE INTEREST AND INCOME TAXES	8,994	2,081	14,477	2,814
Interest expense, net (including interest expense to a related party see note 6)	2,208	1,641	5,963	3,166

INCOME (LOSS) BEFORE INCOME TAXES	6,786	440	8,514	(352)
Provision (benefit) for Federal income taxes	(16)	3	19	(2)
Provision (benefit) for state income taxes	6	(7)	16	(8)
Provision (benefit) for income taxes	(10)	(4)	35	(10)

INCOME (LOSS) FROM CONTINUING OPERATIONS	6,796	444	8,479	(342)

Gain from discontinued operations of Gump’s, net of $22 of income tax benefit, including a gain including a gain on disposal of $3,576 at September 24, 2005	--	267	2,996	290

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	6,796	711	11,475	(52)
Earnings applicable to Preferred Stock	167	--	282	--

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$ 6,629	$ 711	$ 11,193	$ (52)

NET INCOME (LOSS) PER COMMON SHARE:
From continuing operations – basic	$ 0.30	$ 0.02	$ 0.37	$ (0.01)
From continuing operations – diluted	$ 0.20	$ 0.01	$ 0.25	$ (0.01)
From discontinued operations – basic	$ 0.00	$ 0.01	$ 0.13	$ 0.01
From discontinued operations – diluted	$ 0.00	$ 0.01	$ 0.09	$ 0.01
Net income (loss) per common share – basic	$ 0.30	$ 0.03	$ 0.50	$ (0.00)
Net income (loss) per common share – diluted	$ 0.20	$ 0.02	$ 0.34	$ (0.00)
Weighted average common shares outstanding – basic (thousands)	22,426	22,398	22,426	22,144
Weighted average common shares outstanding – diluted (thousands)	32,593	31,356	32,580	22,144

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	For the 39- Weeks Ended
	September 25, 2005	September 24, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 11,475	$ (52)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization, including deferred fees	2,853	3,394
Provision for doubtful accounts	368	345
Special charges (income)	(7)	487
Gain on the sale of Gump’s	(3,576)	--
Gain on the sale of property and equipment	(70)	(2)
Compensation expense related to stock options	115	154
Accretion of debt discount	2,426	420
Changes in assets and liabilities:
Accounts receivable	4,539	542
Inventories	(10,156)	(8,296)
Prepaid catalog costs	(6,433)	(6,185)
Accounts payable	(965)	(9,467)
Accrued liabilities	(9,000)	(335)
Customer prepayments and credits	3,345	5,748
Other, net	1,673	(1,327)
Net cash used by operating activities	(3,413)	(14,574)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(1,483)	(371)
Proceeds from disposal of property and equipment	79	2
Proceeds from the sale of Gump’s	8,921	--
Net cash provided (used) by investing activities	7,517	(369)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings under Wachovia revolving loan facility	(2,740)	1,702
Payments under Wachovia Tranche A term loan facility	(1,493)	(1,171)
Payments under Wachovia Tranche B term loan facility	--	(6,011)
Borrowings under the Chelsey facility	--	7,061
Issuance of Common Stock Warrants to Chelsey Finance	--	12,939
Payments of long-term debt and capital lease obligations	(247)	(543)
Payment of debt issuance costs	--	(1,045)
Payment of debt issuance costs to related party	--	(200)
Refund of estimated Richemont tax obligation on Series B Participating Preferred Stock accretion	--	347
Net cash (used) provided by financing activities	(4,480)	13,079
Net decrease in cash and cash equivalents	(376)	(1,864)
Cash and cash equivalents at the beginning of the period	510	2,282
Cash and cash equivalents at the end of the period	$ 134	$ 418

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$ 3,037	$ 1,926
Income taxes	$ 160	$ 8
Non-cash investing and financing activities:
Issuance of Common Stock to related party for payment of waiver fee	$ --	$ 563

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

	For the 13- Weeks Ended		For the 39- Weeks Ended
	September 24, 2005	September 26, 2004	September 24, 2005	September 26, 2004

Net income (loss)	$ 6,796	$ 711	$ 11,475	$ (52)
Less:
Earnings applicable to preferred stock	167	--	282	--
Net income applicable to common Shareholders	$ 6,629	$ 711	$ 11,193	$ (52)
Basic net income per common share	$ 0.30	$ 0.03	$ 0.50	$ (0.00)

Weighted-average common shares outstanding	22,426	22,398	22,426	22,144

Diluted net income	$ 6,629	$ 711	$ 11,193	$ (52)
Diluted net income per common share	$ 0.20	$ 0.02	$ 0.34	$ (0.00)

Weighted-average common shares outstanding	22,426	22,398	22,426	22,144
Effect of Dilution:
Stock options	--	--	--	--
Stock warrants (issued July 8, 2004)	10,167	8,958	10,154	--
Weighted-average common shares outstanding assuming dilution	32,593	31,356	32,580	22,144

Diluted net income (loss) per common share excluded incremental weighted-average shares of 2,998,123 for the 39- weeks ended September 26, 2004. These incremental weighted-average shares were related to employee stock options and common stock warrants and were excluded due to their anti-dilutive effect.

3.	CONTINGENCIES

Rakesh K. Kaul v. Hanover Direct, Inc., No. 04-4410(L)-CV, 2nd Cir.S.D.N.Y., affirmed on appeal from 296 F. Supp.2d (S.D. NY 2004). On June 28, 2001, Rakesh K. Kaul, the former President and Chief Executive Officer of the Company, filed a five-count complaint in the Federal District Court in New York seeking relief stemming from his separation of employment from the Company including short-term bonus and severance payments of $2,531,352, attorneys’ fees and costs, and damages due to the Company’s failure to pay him a “tandem bonus” as well as Kaul’s alleged rights to benefits under a change in control plan and a long-term incentive plan. The Company filed a Motion for Summary Judgment and in July 2004, the Court entered a final judgment dismissing most of Mr. Kaul’s claims with prejudice and awarded Mr. Kaul $45,946 in vacation pay and $14,910 in interest which the Company paid in July 2004. In August 2004, Kaul filed an appeal on three issues: severance and short-term bonus, tandem bonus and legal fees. On June 28, 2005 the Second Circuit Court of Appeals denied Kaul’s appeal, affirming the Summary Judgment decision in the Company’s favor. Mr. Kaul’s rights to appeal the Second Circuit’s decision expired in August 2005.

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

2004 Plan

On June 30, 2004 the Company announced its plan to consolidate the operations of the LaCrosse, Wisconsin fulfillment center and storage facility into the Roanoke, Virginia fulfillment center by June 30, 2005. The LaCrosse fulfillment center and the storage facility were closed in June 2005 and August 2005, upon the expiration of their respective leases. The Company substantially completed the consolidation into the Roanoke, Virginia fulfillment center by the end of June 2005. The Company has incurred approximately $0.8 million in facility exit costs from the date of the announcement through September 24, 2005. The Company accrued $0.5 million in severance and related costs during 2004 associated with the LaCrosse operations and the elimination of 149 full and part-time positions, of which 96 employees have been or are being provided severance benefits by the Company. Since the consolidation of our fulfillment centers, our Roanoke fulfillment center has experienced high levels of employee turnover and lower productivity that has negatively impacted fulfillment costs and the Company’s overall performance. This trend of high levels of employee turnover and lower productivity continued through the end of fiscal 2005 and is expected to continue during 2006.

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

Plan Summary

At September 24, 2005, a current liability of approximately $0.1 million was included within Accrued Liabilities relating to future payments in connection with the Company’s 2000 and 2004 plans and consists of the following (in thousands):

	Severance & Personnel Costs	Real Estate Lease & Exit Costs
	2004 Plan	2000 Plan	Total

Balance at December 25, 2004	$ 1,518	$ 3,360	$ 4,878
2005 expenses (reductions)	(7)	--	(7)
Paid in 2005	(1,400)	(538)	(1,938)
Reductions due to sale of Gump’s	--	(2,822)	(2,822)
Balance at September 24, 2005	$ 111	$ --	$ 111

5.	SALE OF GUMP’S BUSINESS

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

Listed below are the carrying values of the major classes of assets and liabilities of Gump’s included in the Consolidated Balance Sheets:

In thousands (000’s)	December 25, 2004	September 25, 2004
Total current assets	$ 10,842	$ 12,362
Total non-current assets	$ 3,221	$ 3,397
Total assets	$ 14,063	$ 15,759
Total current liabilities	$ 6,727	$ 7,686
Total non-current liabilities	$ 3,283	$ 3,449
Total liabilities	$ 10,010	$ 11,135

Listed below are the revenues and income before income taxes included in the Consolidated Statements of Income (these results exclude certain corporate overhead charges allocated to Gump’s for services provided by the Company to run the business) for the 13- and 39- weeks ended:

In thousands (000’s)	13- Weeks Ended September 24, 2005	39- Weeks Ended September 24, 2005	13- Weeks Ended September 25, 2004	39- Weeks Ended September 25, 2004
Net revenues	$ --	$ 7,241	$ 9,000	$ 27,045
Income before income taxes	$ --	$ 2,974[a]	$ 267	$ 290

a) Includes a gain on disposal of $3,576 at September 24, 2005

6.	DEBT

The Company has two credit facilities: a senior secured credit facility (the “Wachovia Facility”) provided by Wachovia and a $20.0 million junior secured facility (the “Chelsey Facility”), provided by Chelsey Finance, LLC (“Chelsey Finance”), of which the entire $20.0 million was borrowed by the Company. Chelsey Finance is an affiliate of Chelsey, the Company’s principal shareholder.

As of September 24, 2005, December 25, 2004 and September 25, 2004, debt consisted of the following (in thousands):

	September 24, 2005	December 25, 2004	September 25, 2004

Wachovia facility:
Tranche A term loans – Current portion, interest rate of 7.0% at September 24, 2005, 5.5% at December 25, 2004 and 5.0% at September 25, 2004	$ 1,992	$ 1,992	$ 1,825
Revolver, interest rate of 7.0% at September 24, 2005, 5.5% at December 25, 2004 and 5.0% at September 25, 2004	11,668	14,408	10,699
Capital lease obligations – Current portion	89	290	394
Short-term debt	13,749	16,690	12,918

Wachovia facility:
Tranche A term loans, interest rate of 7.0% at September 24, 2005, 5.5% at December 25, 2004 and 5.0% at September 25, 2004	1,492	2,985	3,474
Chelsey facility – stated interest rate of 11.5% (5.0% above prime rate) at September 24, 2005, 10.0% (5.0% above prime rate) at December 25, 2004 and 9.5% (5.0% above prime rate) at September 25, 2004	10,585	8,159	7,481
Capital lease obligations	6	52	95
Long-term debt	12,083	11,196	11,050
Total debt	$ 25,832	$ 27,886	$ 23,968

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

	September 24, 2005	December 25, 2004	September 25, 2004

Amount Borrowed Under the Chelsey Facility	$ 20,000	$ 20,000	$ 20,000
Fair Value of Common Stock Warrant (Recorded as Capital in excess of par value)	(12,939)	(12,939)	(12,939)
Accretion of Debt Discount (Recorded as Interest Expense)	3,524	1,098	420

	$ 10,585	$ 8,159	$ 7,481

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, the percentage relationship to net revenues of certain items in the Company’s Condensed Consolidated Statements of Income:

	13- Weeks Ended		39- Weeks Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales and operating expenses	61.7	59.2	60.9	60.6
Special charges (income)	(0.0)	0.6	(0.0)	0.2
Selling expenses	24.9	25.5	25.2	25.6
General and administrative expenses	3.4	11.3	8.0	11.5
Depreciation and amortization	0.7	1.0	0.8	1.0
Income from operations	9.3	2.4	5.1	1.1
Interest expense, net	2.3	1.9	2.1	1.2
Provision (benefit) for Federal and state income taxes	(0.0)	(0.0)	0.0	(0.0)
Gain from discontinued operations of Gump’s	0.0	0.3	1.0	0.1
Net income and comprehensive income	7.0	0.8	4.0	(0.0)
Earnings applicable to Preferred Stock	0.2	0.0	0.1	0.0
Net income applicable to common shareholders	6.8%	0.8%	3.9%	(0.0)%

Executive Summary

For the nine months ended September 24, 2005, net revenues increased $32.3 million or 12.7% to $286.8 million from $254.5 million in the comparable period of 2004. The increase was primarily driven by an increase in catalog circulation levels supported by deeper inventory positions that enabled higher initial fulfillment rates for customer orders and lower overall cancellation rates. Higher demand was experienced in The Company Store, Domestications and Silhouettes catalogs, while lower demand was experienced in the International Male catalogs which are in the process of being repositioned to return it to its roots as a young men’s “lifestyle” fashion leader. This merchandising shift has been evident in catalogs commencing in the fourth quarter of 2005. The Company is increasing inventory positions for Domestications to support the growth and improve the operating results in this catalog. The Company Store has experienced increases in merchandise costs in addition to increases in selling expenses resulting from lower customer response rates and higher costs that have negatively impacted operating results in this catalog. This negative trend for The Company Store continued through the end of fiscal 2005 and is expected to continue during fiscal 2006.

We also completed the implementation of strategies to reduce the infrastructure of the Company which were developed during fiscal 2004. These strategies included the consolidation of the operations of the LaCrosse, Wisconsin fulfillment center into the Roanoke, Virginia fulfillment center, which was completed by July 2005; the relocation of the International Male and Undergear catalog operations from San Diego, California to the corporate headquarters in Weehawken, New Jersey, which was completed February 28, 2005; and the consolidation of the Edgewater facility into the Weehawken, New Jersey premises, which was completed by May 31, 2005. Since the consolidation of our fulfillment centers, our Roanoke fulfillment center has experienced high levels of employee turnover and lower productivity that has negatively impacted fulfillment costs and the Company’s overall performance. This trend of high levels of employee turnover and lower productivity continued through the end of fiscal 2005 and is expected to continue during 2006.

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

Results of Operations – 13- weeks ended September 24, 2005 compared with the 13- weeks ended September 25, 2004

Net Income. The Company reported net income applicable to common shareholders of $6.6 million, or $0.30 basic income per share and $0.20 diluted income per share, for the 13- weeks ended September 24, 2005 compared with net income applicable to common shareholders of $0.7 million, or $0.03 basic income per share and $0.02 diluted income per share, for the comparable period in 2004.

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

Net Revenues. Net revenues increased $11.4 million (13.3%) for the 13-week period ended September 24, 2005 to $96.8 million from $85.4 million for the comparable period in 2004. This increase was primarily driven by an increase in catalog circulation levels supported by deeper inventory positions that enabled higher initial fulfillment rates for customer orders and lower overall cancellation rates. Higher demand was experienced in The Company Store (although on lower customer response rates), Domestications and Silhouettes catalogs, while lower demand was experienced for the International Male catalogs. Internet sales increased and comprised 40.0% of combined Internet and catalog revenues for the 13- weeks ended September 24, 2005 compared with 35.2% for the comparable fiscal period in 2004, and have increased by approximately $5.5 million, or 20.3%, to $32.6 million for the 13-week period ended September 24, 2005 from $27.1 million for the comparable period in 2004.

Cost of Sales and Operating Expenses. Cost of sales and operating expenses increased by $9.2 million to $59.8 million for the 13- weeks ended September 24, 2005 as compared with $50.6 million for the comparable period in 2004. Cost of sales and operating expenses increased to 61.7% of net revenues for the 13-week period ended September 24, 2005 as compared with 59.2% of net revenues for the comparable period in 2004. As a percentage of net revenues, this increase was primarily due to increases in product shipping costs, merchandise and fulfillment costs. The Company has more aggressively liquidated slower moving inventory through clearance avenues within its catalogs and websites, thus resulting in lower product margins. In addition, since the consolidation of our fulfillment centers, our Roanoke fulfillment center has experienced high levels of employee turnover and lower productivity that has negatively impacted fulfillment costs and the Company’s overall performance. This trend of high levels of employee turnover and lower productivity continued through the end of fiscal 2005 and is expected to continue during 2006.

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

Income from Operations. The Company’s income from operations increased by approximately $6.9 million to $9.0 million for the 13- weeks ended September 24, 2005 from $2.1 million for the comparable period in 2004. See “Results of Operations – 13- weeks ended September 24, 2005 compared with the 13- weeks ended September 25, 2004 - Net Income” for further details as the relationships are the same excluding the discussion on income tax and interest expense.

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

Results of Operations – 39- weeks ended September 24, 2005 compared with the 39- weeks ended September 25, 2004

Net Income (Loss). The Company reported net income applicable to common shareholders of $11.2 million, or $0.50 basic income per share and $0.34 diluted income per share, for the 39- weeks ended September 24, 2005 compared with a net loss applicable to common shareholders of $0.1 million, or $0.00 basic and diluted loss per share for the comparable period in 2004.

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

Net Revenues. Net revenues increased $32.3 million (12.7%) for the 39-week period ended September 24, 2005 to $286.8 million from $254.5 million for the comparable period in 2004. This increase was primarily driven by an increase in catalog circulation levels supported by deeper inventory positions that enabled higher initial fulfillment rates for customer orders and lower overall cancellation rates. Higher demand was experienced in The Company Store (although on lower customer response rates), Domestications and Silhouettes catalogs, while lower demand was experienced for the International Male catalogs. Internet sales increased and comprised 38.6% of combined Internet and catalog revenues for the 39- weeks ended September 24, 2005 compared with 34.4% for the comparable fiscal period in 2004, and have increased by approximately $18.1 million, or 22.6%, to $98.1 million for the 39-week period ended September 24, 2005 from $80.0 million for the comparable period in 2004.

Cost of Sales and Operating Expenses. Cost of sales and operating expenses increased by $20.5 million to $174.8 million for the 39- weeks ended September 24, 2005 as compared with $154.3 million for the comparable period in 2004. Cost of sales and operating expenses increased to 60.9% of net revenues for the 39-week period ended September 24, 2005 as compared with 60.6% of net revenues for the comparable period in 2004. As a percentage of net revenues, this increase was primarily due to increases in product shipping costs, offset by declines in merchandise costs associated with the ability to source goods that have higher product margins and decreases in information technology costs due to declines in equipment rentals and maintenance.

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

Income from Operations. The Company’s income from operations increased by approximately $11.7 million to $14.5 million for the 39- weeks ended September 24, 2005 from $2.8 million for the comparable period in 2004. See “Results of Operations – 39- weeks ended September 24, 2005 compared with the 39- weeks ended September 25, 2004 - Net Income” for further details as the relationships are the same excluding the discussion on income tax and interest expense.

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

Consolidation of Fulfillment Centers. On June 30, 2004 the Company announced plans to consolidate the operations of the LaCrosse, Wisconsin fulfillment center and storage facility into the Roanoke, Virginia fulfillment center by June 30, 2005. The LaCrosse fulfillment center and the LaCrosse storage facility were closed in June 2005 and August 2005, upon the expiration of their respective leases. The Company substantially completed the consolidation into the Roanoke, Virginia fulfillment center by the end of June 2005. The Company accrued $0.5 million in severance and related costs during 2004 and incurred $0.2 million and $0.6 million of facility exit costs during 2004 and 2005, respectively, associated with the consolidation of the LaCrosse operations and the elimination of 149 full and part-time positions. The payment of these costs began in January 2005 and will continue into the fourth quarter of 2005. During the 39- weeks ended September 24, 2005, the Company has made payments of approximately $0.4 million in severance and related costs and $0.6 million in facility exit costs associated with this consolidation. Since the consolidation of our fulfillment centers, our Roanoke fulfillment center has experienced high levels of employee turnover and lower productivity that has negatively impacted fulfillment costs and the Company’s overall performance. This trend of high levels of employee turnover and lower productivity continued through the end of fiscal 2005 and is expected to continue during 2006.

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

General. At September 24, 2005, the Company had $0.1 million in cash and cash equivalents, compared with $0.5 million at December 25, 2004 and $0.4 million at September 25, 2004. Working capital and current ratio at September 24, 2005 were $24.8 million and 1.37 to 1, respectively. Total borrowings, including financing under capital lease obligations, as of September 24, 2005, aggregated $25.8 million. Remaining availability under the Wachovia Facility as of September 24, 2005 was $7.2 million, compared with $9.9 million at September 25, 2004.

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

2005, management implemented the following additional remedial steps to enhance our internal and accounting controls and procedures:

•	Documented our significant accounting policies and implemented a procedure to periodically review and update these policies; and
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