Form 10-K/A
period 2004-12-25
HANOVER DIRECT INC
filed 2006-03-31
CIK 320333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-K/A

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

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

As of March 21, 2006, the registrant had 22,426,296 shares of Common Stock outstanding.

_______________

EXPLANATORY NOTE

This amendment to our Annual Report on Form 10-K for the fiscal year ended December 25, 2004 is being filed to include the certifications required by Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United Sates Code (18 U.S.C. § 1350), which certifications were inadvertently not filed with the original Form 10-K filed on February 21, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER DIRECT, INC.
(Registrant)

	By:	/s/ John W. Swatek
John W. Swatek
Senior Vice President, Chief Financial Officer and Treasurer (On behalf of the Registrant and as principal financial officer)

Date: March 31, 2006

EXHIBIT INDEX

Exhibit Number Item 601 of Regulation S-K	Description of Document and Incorporation by Reference Where Applicable

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) signed by Wayne P. Garten. Filed with this Form 10-K/A.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) signed by John W. Swatek. Filed with this Form 10-K/A.

32.1	Certification required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) signed by Wayne P. Garten. Filed with this Form 10-K/A.

32.2	Certification required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) signed by John W. Swatek. Filed with this Form 10-K/A.

3