Form 10-K
period 2005-12-31
HANOVER DIRECT INC
filed 2006-03-31
CIK 320333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2005

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

_______________

PART I

Item 1. Business

Preliminary Statement

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” and “believes,” among others, generally identify forward-looking statements. Forward-looking statements are predictions of future trends and events and as such, there are substantial risks and uncertainties associated with forward-looking statements, many of which are beyond management’s control. Some of the more material risks and uncertainties are identified in “Item 1A. Risk Factors.” We do not intend, and disclaim any obligation, to update any forward-looking statements.

General

Hanover Direct, Inc. (collectively with its subsidiaries, referred to as the “Company,” “we” or “us” in this Form 10-K) is a direct marketer of quality, branded merchandise through a portfolio of catalogs and websites. We also manufacture comforters and pillows that we sell in several of our catalogs and our retail outlet stores and manufacture Scandia Down branded comforters, pillows and featherbeds that we sell through specialty retailers. In addition, we provide product fulfillment, telemarketing, information technology and e-commerce services to third party businesses involved in the direct marketing business.

On March 14, 2005, we sold all of the stock of Gump’s Corp. and Gump’s By Mail, Inc. to an unrelated third party. We have treated Gump’s as a discontinued operation for financial accounting purposes (see Notes 1 and 4 to the Consolidated Financial Statements). To provide more meaningful disclosure in this Form 10-K and to focus on our continuing operations, the results of Gump’s and other statistics related to the Gump’s business, such as year-to-year comparisons of the number of catalogs mailed and the percentage of our business conducted over the Internet, have been excluded from the disclosure contained in this Form 10-K except as otherwise indicated herein.

Our direct marketing operations consist of a portfolio of catalogs and associated websites in the home fashions, men’s and women’s apparel categories that included during 2005, Domestications, The Company Store, Company Kids, Silhouettes, International Male and Undergear. Each catalog can be accessed on the Internet individually by name. We also owned and operated the Gump’s retail store in San Francisco and the Gump’s By Mail catalog and website until their sale on March 14, 2005. In addition, we manufacture high quality pillows and comforters for sale in The Company Store, Company Kids and Domestications catalogs and websites, through our retail outlet stores and super-premium down comforters, pillows and featherbeds under the Scandia Down brand name, which we sell through third party luxury retailers in North and South America.

We also provide third party, end-to-end, fulfillment, logistics, telemarketing and information technology services to businesses formerly owned by the Company and select third party companies involved in the direct marketing business.

The Company is incorporated in Delaware and our executive offices are located at 1500 Harbor Boulevard, Weehawken, New Jersey 07086. The Company’s telephone number is (201) 863-7300.

Significant Shareholder; Going Private Proposal and Related Litigation

We have a significant shareholder, Chelsey Direct, LLC. Chelsey and its related affiliates (“Chelsey”) beneficially own approximately 69% of the Company’s issued and outstanding common stock (“Common Stock”) and approximately 76% of our Common Stock after giving effect to the exercise of all of Chelsey’s outstanding options and warrants. In addition, Chelsey holds all 564,819 shares of the Company’s Series C Participating Preferred Stock (“Series C Preferred”) which has 100 votes per share. Including the Series C Preferred and the outstanding options and warrants beneficially owned by Chelsey, Chelsey holds approximately 91% of the voting rights of the Company.

We received a proposal from Chelsey to acquire the shares of Common Stock that Chelsey does not already own for a cash purchase price of $1.25 per share in a letter dated February 23, 2006. The letter indicates Chelsey's belief that we should become privately owned due to the financial drain imposed by remaining public as well as the limited benefits of remaining public. The letter states that Chelsey or an affiliate proposes to enter into a cash merger agreement with the Company and to commence a cash tender promptly after the execution of that agreement.

Shortly after receipt of the letter, the Board of Directors met and formed a special committee (“Special Committee”) comprised of A. David Brown, Robert H. Masson and Donald Hecht, the three directors who are not Company employees or affiliated with Chelsey; Mr. Masson was appointed as the Special Committee’s Chairman. The Special Committee appointed Wilmer Cutler Pickering Hale & Dorr LLP (“Wilmer Hale”) as its independent counsel and engaged Houlihan Lokey Howard & Zukin (“Houlihan Lokey”) as its financial advisor.

On March 1, 2006, we were served with a complaint filed in Delaware Chancery Court that named the Company, Chelsey and the Company’s directors as defendants. We were served with a second complaint filed in Delaware Chancery Court on March 7, 2006 and a third complaint in Superior Court of New Jersey Chancery Division on March 3, 2006, that were substantially similar to the first complaint. In each complaint, the plaintiffs challenge Chelsey’s going private proposal and allege, among other things, that the consideration to be paid in the going private proposal is unfair and grossly inadequate, that the special committee appointed by the Board of Directors of the Company cannot be expected to act independently, that Chelsey has manipulated the financial statements of the Company and its public statements in order to depress the stock price of the Company and that the proposal would freeze out the purported class members and capture the true value of the Company for Chelsey. In each complaint, plaintiffs seek class action certification, preliminary and permanent injunctive relief, rescission of the transaction if the offer is consummated and unspecified damages. The cases are in the initial pleadings phase.

Direct Commerce

General. We are a leading specialty direct marketer with a diverse portfolio of home fashions and men’s and women’s apparel marketed via direct mail-order catalogs, websites and retail outlets (“direct commerce”). All of these categories utilize our centralized purchasing and inventory management functions and our common systems platform and our telemarketing, fulfillment, distribution and administrative functions. We mailed approximately 174 million, 164 million and 170 million catalogs for the fiscal years ended 2005, 2004 and 2003, respectively.

To better focus on our direct marketing core competency, we sold the Gump’s retail store located in San Francisco, California and the companion Gump’s By Mail catalog to an unrelated third party in March 2005. Keystone Internet Services, LLC (“Keystone”), a wholly owned subsidiary of the Company, continues to provide product fulfillment and distribution services for the Gump’s By Mail operation.

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

Our catalogs range in size from approximately 48 to 108 pages with 9 to 22 editions per year depending on the seasonality and fashion content of the products offered. Each edition may be mailed several times each season with variations in format and content. The Company employs the services of outside creative agencies or has its own creative staff that is responsible for the designs, layout, copy, feel and theme of the catalogs. Generally, the initial sourcing of new merchandise for a catalog begins six to nine months before the catalog is mailed.

The Company operates commerce-enabled websites for each of its catalogs. The websites offer all of a particular catalog’s merchandise and more extensive offerings than any single issue of a print catalog. Customers can request catalogs and place orders for not only website merchandise, but also from any print catalog already mailed.

The following is a description of our catalogs and product categories:

The Company Store is a home fashions catalog focused on high quality products that we manufacture and other private label and branded home furnishings. Basic bedding lines are produced at our LaCrosse, Wisconsin factory.

Exclusive designs and vibrant colors, along with a unique and sophisticated catalog presentation, gives The Company Store a strong identity within its market. Even as The Company Store website continued to grow with an increasing percentage of its revenue coming through this channel, catalogs remained the biggest catalyst for driving website orders.

Company Kids is a catalog developed from a category offered in The Company Store catalog and has grown over the past four years to nine exclusive Company Kids mailings. The unique themes and full room views, gives the Company Kids customer the opportunity to purchase the "entire room" including bed, bedding, storage, wall hangings, lamps and rugs.

Creative design and varied color pallets for the complete bed ensemble are developed by The Company Store's own design staff and sourced around the world. These exclusive designs and vibrant color pallets remain the signature identity for this quality oriented, better-priced catalog and position both The Company Store and Company Kids as strong competitors in the direct home textile market.

Domestications is “America’s Authority in Home Fashions®.” For over twenty years we have been and continue to be the value minded customer’s top-of-mind choice when shopping for the latest in home furnishings. Domestications targets the mid-tier marketplace with the primary focus on bedding for every taste and lifestyle, featuring unique and novel ideas, affordable luxury, hard to find problem solvers, and exclusive designs found nowhere else. We also offer a wide range of fashion and seasonal products for every other room of the house and even have great ideas for the backyard.

Silhouettes is a moderate-to-better priced fashion catalog dedicated to woman’s styles starting at size 12W. The catalog carries the current trends in fashion along with core classics, seasonal favorites and Silhouettes exclusives. Silhouettes carries a full range of apparel from boots to bathing suits, sleepwear to swimwear, and everything in between.

Silhouettes core strengths include exclusive designs and manufacturing sourced around the world. Utilizing key manufacturing plants allows Silhouettes to control costs and ensure the quality of these designs, offering the customer a product of style and value.

The Silhouettes catalog and website create a virtual department store, carrying something for every 12W plus-sized woman. The catalog continues to be the primary driver for website orders. In each of the past four years Silhouettes has enjoyed significant Internet sales growth. Improved on-site search capabilities and navigations have taken the tedium and frustration out of the search and have created a better virtual shopping experience, getting Silhouettes closer to its goal of being the customer’s best friend.

International Male and Undergear 2005 marked a key transitional year for International Male and Undergear. The businesses have recently relocated to our New Jersey headquarters, where new management and a newly formed creative team have been charged with the ultimate goal of re-establishing the unique qualities of both brands and making them well-known to consumers. Fashion offerings have been increased and diversified, while the catalogs have been given a more modern look and feel to accurately reflect our evolving image and solidify our niche in the men's fashion and underwear business.

International Male, currently entering its thirty-first year in business, carries a full line of men's apparel, from sportswear to dress clothing, outerwear to underwear, shoes and accessories, offering contemporary fashion at prices that represent value to the consumer. By updating our selection with a more eclectic mix of current designs, as well as a greater variety of internationally recognized brand names, we have increased our appeal to new customers in our target demographic group. At the same time, we have continued to refine classic favorites and renew our core product lines to meet the demands of our more established customers.

Undergear, having celebrated its twentieth successful year, continues to be a market leader in the men's underwear catalog and Internet business, remaining true to its origins as a "handbook of men's underwear from around the world". In addition to underwear and swimwear from globally renowned resources, Undergear today includes more and varied offerings such as loungewear and workout wear that cross over into the true fashion/sportswear arena of International Male, along with skincare lines that complement our commitment to a youthful look and feel. Undergear's core strengths include the production of numerous exclusive styles and the continued expansion of our private label programs, recognized for their exceptional quality and value.

Scandia Down manufactures luxury European down comforters, pillows and featherbeds from our LaCrosse, Wisconsin facility and distributes these products together with proprietary branded luxury sheeting, towels and related accessories through its network of over 120 high end retailers in North and South America. Scandia Down’s core growth strategy is focused on expanding distribution in select markets with key retailers, expanding product lines and categories, and developing sales and marketing support programs for licensed retailers. Scandia Down also plans to enable its website with e-commerce capabilities so orders can be accepted over the Internet directly.

Catalog Sales. Net sales, including delivery and service charges, through the Company’s catalogs increased to $218.7 million for the fiscal year ended December 31, 2005, an increase of $4.3 million, or 2.0%, compared with the prior fiscal year. Overall circulation in fiscal year 2005 increased by 5.8%, supported by deeper inventory positions that have enabled a higher fulfillment rate for customer orders and a lower overall cancellation rate which helped grow both catalog and internet sales.

Internet Sales. Net sales, including delivery and service charges, through the Internet improved to $141.3 million for the fiscal year ended December 31, 2005, an increase of $27.3 million or 23.9%, over Internet sales in the prior fiscal year. For the year ended December 31, 2005, Internet sales had reached 39.3% of combined catalog and Internet net revenues compared to 34.7% for the year ended December 25, 2004. Customers can order catalogs and place orders for not only website merchandise but also for merchandise from any print catalog already mailed. The website for each catalog is prominently promoted within each catalog and on third-party websites.

We utilize on-line marketing opportunities by posting our catalog merchandise and accepting orders on third-party websites for which we are charged a commission. We also enter into affiliate marketing agreements with third-party website operators and pay for “click thrus” to our websites. We have entered into third party affiliate marketing agreements with Amazon.com, ArtSelect.com, CatalogCity, Decorative Product Source, Google, MSN, NexTag, Overture, Shopping.com, Linkshare and GiftCertificates.com.

Divestitures.

Gump’s and Gump’s By Mail. On March 14, 2005, we sold all of the stock of Gump’s Corp. and Gump’s By Mail, Inc. (collectively, “Gump’s”) to Gump’s Holdings, LLC, an unrelated third party (“Purchaser”) for $8.9 million, including a $0.4 million purchase price adjustment pursuant to the terms of a February 11, 2005 Stock Purchase Agreement. The Company recognized a gain of approximately $3.6 million in its quarter ended March 26, 2005. Chelsey, as the holder of all of the Series C Preferred, consented to the application of the sales proceeds to reduce the outstanding balance of the senior secured credit facility (“Wachovia Facility”) provided by Wachovia National Bank, as successor by a merger with Congress Financial Corporation (“Wachovia”), in lieu of using the available proceeds to redeem the Series C Preferred (the number of shares to be redeemed would have been based on the available sales proceeds and the then current redemption price per share of the Series C Preferred). This waiver provided us with additional credit resources under the Wachovia Facility. Chelsey expressly retained its right to require redemption of the Series C Preferred subject to Wachovia’s approval.

After the sale, we continue as the guarantor of one of the two leases for the San Francisco building where the store is located (we were released from liability on the other lease). The Purchaser is required to use its commercially reasonable efforts to secure the Company’s release from the guarantee within a year of the closing. If the Purchaser cannot secure our release within a year of the closing, an affiliate of the Purchaser will either (i) transfer a percentage interest in its business so that we will own, indirectly, 5.0% interest of the Purchaser’s common stock, or (ii) provide us with a $2.5 million stand-by letter of credit or other form of compensation acceptable to the Company to reimburse us for any liabilities we incur under the guarantee until we are released from the guarantee or the lease is terminated. To date the Purchaser has not secured the Company’s release from the guarantee and the Company has started negotiations with the Purchaser on an acceptable form of compensation.

We entered into a Direct Marketing Services Agreement with the Purchaser to provide telemarketing and fulfillment services for the Gump’s catalog and direct marketing businesses for eighteen months. We have the option to extend the term for an additional eighteen months.

Membership Services

Third Party Membership Programs. We market and offer a variety of membership programs to our catalog customers through our call centers when they call to place an order. We also offer membership programs on our websites. The membership programs offer members discounts on a wide variety of goods and services. Initially, prospective members participate in a thirty-day trial period that, unless canceled, is automatically converted into a one year membership. Memberships are automatically renewed at the end of each year unless canceled by the member.

Until March 21, 2006, we marketed membership programs provided by Vertrue. After the expiration of the agreement with Vertrue, we began offering similar membership programs provided by Encore Marketing International (“Encore”) under a two year agreement. The economic terms of the Encore program are more favorable to us than those under the Vertrue agreement provided our customers are as receptive to the Encore programs as they were to the Vertrue programs. There is, however, no assurance on how receptive our customers will be to these new programs.

Buyers’ Club. Customers may purchase memberships in a number of our catalogs’ Buyers’ Club programs for an annual fee. The Buyers’ Clubs offer members merchandise discounts or free delivery and service charge, advance notice of sales and other benefits. We use Buyers’ Club programs to promote catalog loyalty, repeat business and to increase sales.

Collectively, we reported revenues from membership services of $14.3 million, or 3.5% of net revenues, $10.3 million or 2.8% of net revenues, and $9.3 million or 2.5% of net revenues for fiscal years 2005, 2004 and 2003, respectively. We continue to consider opportunities to offer new and different goods and services to our customers on inbound order calls and on our websites.

Marketing and Database Management. We maintain a proprietary customer list currently containing approximately 5.4 million names of customers who have purchased from one of our catalogs or websites within the past thirty-six months. Approximately 2.4 million of the names on the list represent customers who have made purchases from at least one of our catalogs within the last twelve months. We also maintain a proprietary list of e-mail addresses totaling approximately 2.9 million addresses. We consider our customer lists one of our most valuable assets.

We utilize modeling and segmentation analysis to devise catalog marketing and circulation strategies that are intended to maximize customer contribution by catalog. This analysis is the basis used to determine which of our catalogs will be mailed and how frequently to a particular customer, as well as the promotional incentive content of the catalog(s) that a customer receives.

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

We contract for our telemarketing phone service costs (both inbound and outbound calls) under multi-year agreements. In February 2004, we entered into a twenty-six month call center service agreement with AT&T Corp. that included a one year renewal option that we exercised.

We generally enter into annual arrangements for paper and printing services with a limited number of suppliers. These arrangements permit periodic price increases or decreases based on prevailing market conditions, changes in supplier costs and continuous productivity improvements. For 2005, paper costs approximated 5.6% of the Company’s net revenues. The Company experienced increases in paper prices during 2005 due to continuing tight market conditions. The Company normally experiences increased costs of sales and operating expenses as a result of the general rate of inflation and commodity price fluctuations. In the past, we have been able to mitigate, in part, the impact of these cost increases either by reducing other expenses or by raising our prices. In addition higher paper, postage and shipping costs is putting pressure on maintaining operating margins. Due to our competitive environment, we may not be able to sufficiently reduce our costs or raise prices in the future and in that event, our margins will be adversely affected.

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

We acquire products for resale in our catalogs from numerous domestic and foreign vendors. Over recent years, the Company has trended more towards obtaining goods from foreign as opposed to domestic vendors. No single third party source supplied more than 10% of our products in 2005. Our vendors are selected based on their ability to reliably meet our production and quality requirements, as well as their financial strength and willingness to meet our needs on an ongoing basis.

At the end of fiscal 2005, we had received approximately $5.6 million in combined catalog and Internet orders that had not been shipped and were not included in the net revenues of the Company. This amount was an increase of $1.6 million compared with the approximately $4.0 million of unshipped orders existing at the end of fiscal 2004. These amounts consisted mainly of backorders, orders awaiting credit card authorization, open dropship orders and orders physically in the warehouse awaiting shipment to customers. The Company fulfilled substantially all of these orders within the first seventy-five days of 2006.

Because we import a large portion of our merchandise, we have, in the past, been subject to delays in merchandise availability and shipments due to customs, quotas, duties, inspections and other governmental regulation of international trade. We continue to monitor development in this area in an effort to minimize delays in international merchandise shipments that adversely impact our business.

Telemarketing and Distribution. During 2005, we received approximately 53% of our orders through our toll-free telephone service (including our third party Business-to-Business processing) as compared with 58% in 2004. As the migration to the Internet continues to increase, we expect to see the trend of decreased percentages of toll-free telephone orders continue. Customers can access our call centers seven days per week, twenty-four hours per day. In addition, we answered more than 6.4 million customer order/service calls and processed and shipped 7.3 million packages to customers during 2005 (including our third party Business-to-Business processing).

We mail our catalogs through the United States Postal Service (“USPS”) utilizing pre-sort, bulk mail and other discounts. In 2005 we shipped 91.8% of our packages through the USPS. Overall, catalog mailing and package-shipping costs approximated 21.4% of our net revenues in 2005 as compared with 20.4% in 2004. There were no USPS rate increases during 2005, however, there was a 5% postal rate increase that took effect on January 8, 2006. The Company was negatively impacted by fuel surcharges from consolidators in 2005 as well as a higher number of third party shipments which are billed out on a cost plus a low markup basis. On October 17, 2005 we entered into a three year agreement with Federal Express that affords us reduced rates for ground shipments. We continue to examine alternative shipping services with competitive rate structures from time to time.

Order Processing and Product Fulfillment

Telemarketing. The Company operates telemarketing facilities in Hanover, Pennsylvania, York, Pennsylvania and LaCrosse, Wisconsin. Our telemarketing facilities utilize telephone switching equipment that enables us to route calls between telemarketing centers, balancing loads and providing prompt customer service.

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

Distribution. We currently operate a distribution center in Roanoke, Virginia that services all of our catalogs and websites as well as select third party clients. Until June 2005, we also operated a smaller distribution center and storage facility in LaCrosse, Wisconsin that handled the The Company Store and Company Kids. The LaCrosse fulfillment center and the storage facility were closed in June 2005 and August 2005 when their leases expired because of capacity constraints at our LaCrosse facility and lower shipping costs available from the Roanoke facility. However since our consolidation into the Roanoke facility, we have experienced lower productivity and high employee turnover due, in part, to a tight labor market in Roanoke, increases in our own volumes and those of our third party business, that has resulted in higher costs being incurred in the fulfillment center. We currently lease 379,800 square feet at a nearby facility in Salem, Virginia for additional storage under a lease that expires on September 30, 2007. We have an option to extend the lease for three additional terms of six months each. See “Properties.”

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

Business-to-Business Services. In 1998 we began offering product fulfillment services to other direct marketers. We later expanded our service offerings to include e-commerce solutions. Currently we do not actively market these services, however, we do provide them to the purchasers of Improvements and Gump’s By Mail as part of those purchase transactions and to select other direct marketers, including National Geographic. We extended our agreement with Improvements originally set to expire in June 2006 for an additional 14 months. While the primary mission of our order processing and product fulfillment services is to support our catalogs, our third party services business allows us to defray a portion of our fixed expenses. Revenues recorded from the Company’s B-to-B services were $32.9 million, or 8.1% of net revenue, $20.8 million, or 5.8% of net revenues and $20.0 million, or 5.4% of net revenues, for 2005, 2004 and 2003, respectively. Our product fulfillment services are provided, in large part, on a cost plus basis that has low margins.

Private Label Credit Cards

We entered into a seven year co-brand and private label credit card agreement with World Financial Network National Bank (“WFNNB”) on February 22, 2005 which was amended on March 30, 2005, under which WFNNB agreed to issue private label and co-brand (Visa and MasterCard) credit cards to our catalog and website customers. We began a phased roll out of our private label credit card program in April 2005 across our catalogs and websites initially offering pre-approved credit to our core customers. In general the program extends credit to our customers at no credit risk to the Company. WFNNB provides a marketing fund to support our promotion of the program.

Restatement of Prior Financial Information and Related Matters; Delisting

In response to the discovery during the second half of 2004 of errors in our accounting treatment of certain items, we determined in the third quarter of 2004 that we needed to restate our previously filed financial statements (“Restatement”). Note 2 to the Financial Statements contains a description of the Restatement items. Shortly thereafter the Audit Committee of the Board of Directors launched an independent investigation relating to the Restatement and other accounting-related matters and engaged Wilmer Hale to conduct the investigation. As a result of the Restatement, we were unable to timely file our periodic reports with the SEC which led to the suspension of trading and ultimately the delisting of our Common Stock from the American Stock Exchange (“AMEX”) on February 16, 2005. In addition, the Company was notified in January 2005 by the SEC that it was conducting an informal inquiry into the Company’s financial results and financial reporting since 1998. At this point in time, the SEC informal inquiry is ongoing.

On October 20, 2005, the Audit Committee dismissed KPMG LLP (“KPMG”) as our independent auditors and thereafter engaged Goldstein Golub Kessler LLP (“GGK”). GGK completed its audit of our 2004, 2003 and 2002 fiscal year end financial statements and its review of our quarterly financial statements for the third fiscal quarter of 2004 and the first three quarters of 2005 on February 8, 2006. On February 21, 2006, we filed our past due periodic reports with the SEC.

Financing

Our business is dependent on having adequate financial resources to fund our operations, catalog circulation and maintain appropriate inventory levels to meet customer demands. As described more fully in Note 7, Debt, to the consolidated financial statements, we have two credit facilities: the Wachovia Facility and the Chelsey Facility provided by Chelsey Finance. The Wachovia Facility includes a revolving credit facility with a maximum loan amount of $34.5 million and a $5.0 million term loan. The Wachovia Facility expires on July 8, 2007 and bears interest at 0.5% over the Wachovia prime rate. The interest rate on December 31, 2005 was 7.5%.

The Chelsey Facility is a $20.0 million junior secured credit facility and has a three-year term. At December 31, 2005, the amount recorded as debt relating to the Chelsey Facility on the Consolidated Balance Sheet is $11.5 million, net of the remaining, un-accreted debt discount of $8.5 million. The Chelsey Facility bears interest at 5.0% over the Wachovia prime rate. The stated interest rate on December 31, 2005 was 12.0%. As of December 31, 2005, the annual effective interest rate of this debt instrument is approximately 57.1%, inclusive of the accretion of the debt discount arising from the issuance of common stock warrants to Chelsey Finance in connection with the Chelsey Facility. See Note 7 to the consolidated financial statements for more information regarding the Chelsey Facility and the common stock warrant.

Total recorded borrowings as of December 31, 2005, including financing under capital lease obligations, aggregated $22.6 million, of which $12.5 million is classified as long term, excluding the Series C Preferred of $72.7 million, as reflected on the Company’s Consolidated Balance Sheet, and the remaining, un-accreted debt discount on the Chelsey Facility of $8.5 million. Remaining availability under the Wachovia Facility as of December 31, 2005 was $13.8 million. We believe that we have adequate capital resources to continue to operate our business for at least the next twelve months.

Preferred Stock

Chelsey holds all 564,819 outstanding shares of Series C Preferred, the only series of preferred stock currently outstanding. See Note 8 to the consolidated financial statements for a more complete description of the Series C Preferred. In general, the Series C Preferred holders are entitled to one hundred votes per share on any matter on which the Common Stock votes. If the Company liquidates, dissolves or is wound up, the holders of the Series C Preferred are entitled to a liquidation preference of $100 per share, or an aggregate of approximately $56.5 million based on the shares of Series C Preferred currently owned by Chelsey, plus all accrued and unpaid dividends on the Series C Preferred. Commencing January 1, 2006, dividends will be payable quarterly on the Series C Preferred at the rate of 6.0% per annum, but such dividends may be accrued at the Company’s option at a rate 1.0% higher than the applicable cash dividend rate. Effective October 1, 2008 and assuming the Company has elected to accrue all dividends from January 1, 2006 through such date, the maximum aggregate amount of the liquidation preference plus accrued and unpaid dividends on the Series C Preferred will be approximately $72.7 million.

The Series C Preferred is mandatorily redeemable on January 1, 2009. The Company is also obligated to redeem the maximum number of shares of Series C Preferred as possible with the net proceeds of certain asset and equity sales not required to be used to repay the Wachovia Facility. Subject to Wachovia’s consent, the proceeds from the sale of Gump’s would have required redemption of some of the Series C Preferred. At the Company’s request, Chelsey agreed to permit the Company to apply the Gump’s sales proceeds to reduce the revolving credit facility under the Wachovia Facility. Chelsey expressly retained its right to require redemption of approximately $6.9 million (the Gump’s sales proceeds available for redemption) of the Series C Preferred subject to Wachovia’s approval.

Employees

As of December 31, 2005, we employed approximately 2,050 full-time employees and approximately 300 part-time employees. The number of part-time employees at December 31, 2005 reflects a temporary increase in headcount necessary to fill the increase in orders during the holiday season. One of our subsidiaries has approximately 72 employees who are represented by The Union of Needletrades, Industrial and Textile Employees (UNITE!). We entered into a new union agreement on February 25, 2006 which expires on April 25, 2009.

We believe our relations with our employees are good.

Seasonality

Our business is subject to moderate variations in demand. Historically, a larger portion of our revenues have been realized during the fourth quarter compared to each of the first three quarters of the year. The percentage of annual revenues for the first, second, third and fourth quarters recognized by the Company were as follows: 2005-22.0%, 24.6%, 23.7% and 29.7%, 2004 — 22.6%, 24.3%, 23.7% and 29.4%; and 2003 — 23.8%, 26.0%, 23.7% and 26.5%.

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

Trademarks

Each of our catalogs has its own federally registered trademarks that we own. We also own numerous trademarks, copyrights and service marks on logos, products and catalog offerings. We have also protected various trademarks internationally. We believe our trademarks, copyrights, service marks and other intellectual property are valuable assets and we continue to vigorously protect these marks.

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

Listing Information

Current trading information about the Common Stock can be obtained from the Pink Sheets (www.pinksheets.com) under the trading symbol HNVD.PK. The Common Stock had been listed on the AMEX. Because of the Restatement, we could not file our Form 10-Q for the fiscal quarter ended September 25, 2004, a condition of continued AMEX listing. Trading in our Common Stock on the AMEX was halted on November 16, 2004, formally suspended on February 2, 2005 and delisted effective February 16, 2005.

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

We have a majority shareholder who controls the Board and is also a secured lender and has filed a proposal to take the Company private.

Chelsey, together with its affiliates, owns approximately 69% of the Company’s issued and outstanding Common Stock (including the January 10, 2005 purchase of 3,799,735 shares) and controls approximately 91% of the voting power (after giving effect to the exercise of all outstanding options and warrants to purchase Common Stock beneficially owned by Chelsey and the Series C Preferred voting rights). Chelsey has appointed a majority of our Board of Directors including our Chairman, and Chelsey Finance is the Company’s junior secured lender. Recently, Chelsey offered to purchase the remaining Common Stock that it did not already own and take the Company private. As a result of Chelsey’s proposal, the Company, Chelsey and the Board members were sued in both Delaware Chancery Court and Superior Court of New Jersey Chancery Division.

It should also be noted that Chelsey has sufficient voting power to approve extraordinary transactions such as a sale of the Company or its assets or a going private transaction without the vote of the other Company’s shareholders. In certain transactions, these shareholders would have statutory appraisal rights under the Delaware General Corporation Law. The Board of Directors has delegated to a special committee, consisting of independent directors of the Board, the authority to review, consider and negotiate the Chelsey proposal, including the authority to reject the proposal if it determines that it cannot favorably recommend the proposal to the Board.

We have experienced several years of operating losses.

We had a history of losses prior to the 2004 fiscal year. As of December 31, 2005, our accumulated deficit was $486.7 million. We may not be able to sustain or increase profitability on an annual basis in the future. If we are unable to maintain and increase profitability our financial condition could be adversely affected.

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

We have restated our financial results as a result of various errors identified in 2004. This had led to our inability to file financial information for several quarters on a timely basis, the commencement of an investigation by the Audit Committee of the Board of Directors, the delisting of our Common Stock from the AMEX and the commencement of an informal SEC inquiry. Our former independent auditors, KPMG, were dismissed after they informed us that they needed to perform additional audit procedures on our prior period financial statements, after having audited our financial statements for over nine months. Prior to their dismissal KPMG had identified material weaknesses in our internal controls. We engaged new auditors which further delayed the filing of our financial statements. As a consequence of the foregoing, our business has been adversely affected as a result of the increased professional expenses, the diversion of senior management’s attention to resolving these matters and the damage to our Company’s reputation. There can be no assurances that the consequences of these events will not continue to adversely affect our business for the foreseeable future.

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

The AMEX halted trading in our Common Stock during the fourth quarter of 2004 and delisted it on February 16, 2005. Current trading information about our Common Stock is available on the Pink Sheets. There is very little liquidity in our Common Stock at this point in time which adversely affects its price. There can be no assurances that an active market in our Common Stock will develop at any time in the foreseeable future. In addition, recently Chelsey offered to purchase the remaining Common Stock that it did not already own and take the Company private.

In light of the material weaknesses in our internal controls identified by our prior auditors there can be no assurance that other material weaknesses will not develop or be discovered in the future.

In connection with its audit of the Company’s consolidated financial statements for the year ended December 25, 2004, material weaknesses in internal control over financial reporting and other matters relating to the Company’s internal controls were identified by our former auditors KPMG. Although our current auditors have not brought to our attention any material weaknesses, there can be no assurance that additional weaknesses will not develop or be discovered in the future.

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

We must also effectively manage our product fulfillment and distribution costs. During 2005, we consolidated our La Crosse distribution facility into our Roanoke facility because of capacity constraints at our LaCrosse facility and lower shipping costs available from the Roanoke facility. However since our consolidation into the Roanoke facility, we have experienced lower productivity and high employee turnover due, in part, to a tight labor market in Roanoke, increases in our own volumes and those of our 3rd party business, that has negatively impacted fulfillment costs and the Company’s overall performance. There can be no assurances that this trend will not continue.

We have experienced rising costs in paper, shipping and other expense items which has put pressure on our operating margins. Because of the competitive environment in which our catalogs compete, there can be no assurances that we will be able to lower our costs or increase our prices sufficient to cover our increased costs of doing business.

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

Our business depends on the performance of third parties, including merchandise manufacturers and foreign buying agents, telecommunications service providers, the USPS, shipping companies, printers, professionals, photographers, creative designers and models, credit card processing companies and the service bureau that maintains our customer database.

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

Our business is subject to a number of external costs that we are unable to control, including labor costs, insurance costs, printing, paper and postage expenses, shipping charges associated with distributing merchandise to our customers and inventory acquisition costs, including product costs, quota and customs charges. In particular, the paper market is extremely tight at this time and we had experienced increased costs for our paper needs for 2005. We also ship a majority of our merchandise by USPS and have experienced increases in postal rates in 2006 as well as fuel surcharges from consolidators in 2005. Increases in these or other external costs could adversely affect our financial position, results of operations and cash flows unless we are able to pass these increased costs along to our customers.

Our management team is critical to our success.

Our success depends to a significant extent upon our ability to attract and retain key personnel. Moreover, five members of our senior management team, the CEO, the CFO, the General Counsel and the presidents of two of our catalogs, have each been with the Company for less than two years. Our current employment agreements with our CEO and CFO each expire in May 2006. Our success is dependent on the ability of our senior management to successfully integrate into and manage our business and the individual catalogs. The loss of the services of one or more of our current members of senior management, or our failure to attract talented new employees, could have a material adverse effect on our business.

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

Commencing January 1, 2006, dividends are payable quarterly on the Series C Preferred at the rate of 6.0% per annum, with the preferred dividend rate increasing by 1 1/2% per annum on each anniversary of the dividend commencement date until redeemed. At the Company’s option, in lieu of cash dividends, the Company may accrue dividends that will compound at a rate 1.0% higher than the applicable cash dividend rate. The Wachovia Loan Agreement currently prohibits the payment of cash dividends. The Series C Preferred, if not redeemed earlier, must be redeemed by the Company on January 1, 2009 for the liquidation preference and all accrued and unpaid dividends. Effective October 1, 2008 and assuming the Company has elected to accrue all dividends from and after January 1, 2006, the maximum aggregate amount of the liquidation preference plus accrued and unpaid dividends on the Series C Preferred will be approximately $72.7 million.

We have not fully assessed the effectiveness of our internal controls over financial reporting.

If we remain a public company we will need to assess the effectiveness of our internal controls over financial reporting in connection with the rules adopted by the Securities and Exchange Commission under Section 404 of the Sarbanes-Oxley Act of 2002. The SEC delayed implementation of Section 404 for companies with a market capitalization of less than $75.0 million such as the Company. Under the current rules and the Company’s current market capitalization, Section 404 would apply to our 2007 financial statements if we remain a public company. There can be no assurance that management will not identify significant deficiencies that would result in one or more material weaknesses in our internal controls over financial reporting. We cannot provide any assurance that testing of our internal controls will not uncover significant deficiencies that would result in a material weakness in our internal controls over financial reporting.

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

In 2005, we received approximately $10.7 million in revenues from our sale of Vertrue membership programs, which generates a material portion of our operating profit. Our agreement with Vertrue was replaced in March 2006 with a two year agreement with Encore. There can be no assurances that our revenues from sales of membership programs will not decrease as a result of the change to a new membership program provider. Were this revenue stream to diminish or were we to lose it entirely, our operating results would be adversely affected. In addition, our membership program revenues may be adversely affected as more of our business transitions to the Internet where customer response rates are lower than the response rates for customers who place phone orders.

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

Item 1B. Unresolved Staff Comments

None.

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

In addition, the Company or its subsidiaries lease the following properties:

•

A 50,000 square foot corporate headquarters and administrative offices located in Weehawken, New Jersey under a lease expiring in June 2015. A 6,900 square foot storage facility in Secaucus, New Jersey under a lease expiring May 31, 2010;

•

Two properties used as outlet stores located in Wisconsin having approximately 19,500 square feet of space in the aggregate, with leases running through February 2007. Another outlet store located in Pennsylvania was closed at the end of February 2006;

•	A 117,900 square foot telemarketing, customer service and administrative facility located in Hanover, Pennsylvania, under a lease extension expiring on June 30, 2006;
•	An 11,000 square foot satellite telemarketing facility in York, Pennsylvania under a lease expiring July 31, 2006;
•	A 379,800 square foot warehouse and fulfillment facility located in Salem, Virginia for additional storage for the Roanoke distribution center under a lease that expires on September 30, 2007; and
•	A 5,100 square foot retail outlet store facility in Roanoke, Virginia under a lease expiring in February 2009.

Item 3. Legal Proceedings

Litigation Related to Going Private Proposal:

Three substantially identical complaints have been filed against the Company, Chelsey and each of the Company’s directors: the first complaint was filed in Delaware Chancery Court by Glenn Friedman and L.I.S.T., Inc. as plaintiffs on March 1, 2006; the second complaint was filed in Delaware Chancery Court by Howard Lasker as plaintiff on March 7, 2006; and the third complaint was filed in Superior Court of New Jersey Chancery Division by Feivel Gottlieb as plaintiff on March 3, 2006. In each complaint, the plaintiffs challenge Chelsey’s going private proposal and allege, among other things, that the consideration to be paid in the going private proposal is unfair and grossly inadequate, that the special committee appointed by the Board of Directors of the Company cannot be expected to act independently, that Chelsey has manipulated the financial statements of the Company and its public statements in order to depress the stock price of the Company and that the proposal would freeze out the purported class members and capture the true value of the Company for Chelsey. In each complaint, plaintiffs seek class action certification, preliminary and permanent injunctive relief, rescission of the transaction if the offer is consummated and unspecified damages. The cases are in the initial pleadings phase. Based upon a preliminary analysis of the complaints, the Company believes that the complaints are without merit and intends to defend its interests vigorously.

SEC Informal Inquiry:

See Note 2 to the consolidated financial statements for a discussion of the informal inquiry being conducted by the SEC relating to the Company’s financial results and financial reporting since 1998.

Class Action Lawsuits:

The Company was a party to four class action/representative lawsuits that all involved allegations that the Company’s charges for insurance were invalid, unfair, deceptive and/or fraudulent.   During the third quarter of 2005, the Company favorably resolved three of the cases: one was settled for an aggregate payment of $39,500, the Company prevailed in another case which led to the plaintiff in the third case voluntarily dismissing his case.  In the remaining case, Martin v. Hanover Direct, Inc., et. al., the Company prevailed in its appeal of class certification in an October 25, 2005 decision.  Martin filed an Application for Rehearing and a Petition for a Writ of Certiorari in the Oklahoma Supreme Court, both of which were denied during the first quarter of 2006.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matter and Issuer Purchases of Equity Securities

Current trading information about our Common Stock can be obtained from the Pink Sheets under the trading symbol “HNVD.PK.” The Common Stock was delisted from the AMEX effective February 16, 2005 as a result of the Company’s inability to timely file its periodic SEC reports and its failure to comply with the AMEX’s continued listing standards.

The following table sets forth, for the periods shown, the high and low sale prices of our Common Stock (as adjusted for the reverse stock split that occurred on September 22, 2004). As of March 21, 2006, we had 22,426,296 shares of Common Stock outstanding. Of these, 15,380,772 shares were held directly or indirectly by Chelsey and its affiliates. As a result, 7,045,524 shares of Common Stock were held by other public shareholders. There were approximately 540 holders of record of Common Stock as of March 23, 2006.

	High	Low
Fiscal 2005
First Quarter (Dec. 26, 2004 to March 26, 2005)	$ 1.44	$ 0.70
Second Quarter (March 27, 2005 to June 25, 2005)	$ 1.00	$ 0.69
Third Quarter (June 26, 2005 to Sept. 24, 2005)	$ 1.55	$ 0.88
Fourth Quarter (Sept. 25, 2005 to Dec. 31, 2005)	$ 1.50	$ 0.95

Fiscal 2004
First Quarter (Dec. 28, 2003 to March 27, 2004)	$ 3.00	$ 2.00
Second Quarter (March 28, 2004 to June 26, 2004)	$ 2.50	$ 1.30
Third Quarter (June 27, 2004 to Sept. 25, 2004)	$ 1.80	$ 1.20
Fourth Quarter (Sept. 26, 2004 to Dec. 25, 2004)	$ 1.59	$ 1.26

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

Equity Compensation Plan Information Table

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2005:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	899,600	$ 5.30	2,020,400
Equity compensation plans not approved by security holders	270,000	2.50	270,000
Total	1,169,600	$ 4.65	2,290,400

The equity compensation plan not approved by security holders relates to options granted to Meridian, an affiliate of Mr. Shull who was a former Chief Executive Officer of the Company. See Note 7 of Notes to the consolidated financial statements.

Item 6. Selected Financial Data

The following table presents selected financial data for each of the fiscal years indicated:

	2005	2004	2003	2002	2001

	(In thousands of dollars, except per share data )
Income Statement Data:
Net revenues	$ 407,442	$ 360,526	$ 370,096	$ 407,920	$ 478,880
Special charges	(69)	1,684	215	3,678	10,617
Income (loss) from operations	17,136	7,313	(143)	(4,866)	(27,200)
Gain on sale of Improvements	--	--	1,911	570	23,240
Gain on sale of Kindig Lane Property	--	--	--	--	1,529
Income (loss) before interest and income taxes	17,136	7,313	1,768	(4,296)	(2,431)
Interest expense, net	8,146	5,105	11,715	5,072	6,426
Provision for income taxes	29	174	11,328	3,791	120
Net income (loss) from continuing operations	8,961	2,034	(21,275)	(13,159)	(8,977)
Gain from discontinued operations of Gump’s	2,996	2,967	1,215	2,250	2,171
Net income (loss) and comprehensive income (loss)	11,957	5,001	(20,060)	(10,909)	(6,806)
Preferred stock dividends and accretion	--	--	7,922	15,556	10,745
Earnings Applicable to Preferred Stock	294	124	--	--	--
Net income (loss) applicable to common stockholders	$ 11,663	$ 4,877	$ (27,982)	$ (26,465)	$ (17,551)

Net Income (Loss) Per Common Share:
From continuing operations – basic	$ 0.39	$ 0.09	$ (2.02)	$ (2.07)	$ (0.93)
From continuing operations – diluted	$ 0.27	$ 0.07	$ (2.02)	$ (2.07)	$ (0.93)
From discontinued operations – basic	$ 0.13	$ 0.13	$ 0.08	$ 0.16	$ 0.10
From discontinued operations – diluted	$ 0.09	$ 0.11	$ 0.08	$ 0.16	$ 0.10
Net income (loss) – basic	$ 0.52	$ 0.22	$ (1.94)	$ (1.91)	$ (0.83)
Net income (loss) - diluted	$ 0.36	$ 0.18	$ (1.94)	$ (1.91)	$ (0.83)

Weighted Average Number of Shares
Outstanding (in thousands):
Basic	22,426	22,220	14,439	13,828	21,054
Diluted	32,588	27,015	14,439	13,828	21,054

	2005	2004	2003	2002	2001

	(In thousands of dollars)
Balance Sheet Data (End of Period):
Working capital (deficit)	$ 26,007	$ 10,622	$ (10,399)	$ (6,200)	$ 658
Total assets	122,177	130,499	116,547	145,274	161,032
Total debt, excluding Preferred Stock	22,648	27,886	22,510	25,129	29,710
Series B Participating Preferred Stock	--	--	--	92,379	76,823
Series C Participating Preferred Stock	72,689	72,689	72,689	--	--
Shareholders’ deficiency	(25,548)	(37,652)	(56,339)	(63,011)	(38,119)

There were no cash dividends declared on the Common Stock in any of the periods presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth, for the fiscal years indicated, the percentage relationship to net revenues of certain items in the Company’s Consolidated Statements of Income (Loss). In addition, on March 14, 2005, we sold all of the stock of Gump’s Corp. and Gump’s By Mail, Inc. (collectively, “Gump’s”) to Gump’s Holdings, LLC. The following reflects the Gump’s operating results and gain on sale as discontinued operations.

	Fiscal Year
	2005	2004	2003
Net revenues	100.0%	100.0%	100.0%
Cost of sales and operating expenses	62.1	60.2	63.1
Special charges	(0.0)	0.5	0.1
Selling expenses	25.0	25.2	24.2
General and administrative expenses	8.0	11.2	11.5
Depreciation and amortization	0.7	0.9	1.1
Gain on sale of Improvements	—	—	0.5
Income before interest and income taxes	4.2	2.0	0.5
Interest expense, net	2.0	1.4	3.2
Provision for Federal and state income taxes	0.0	0.0	3.1
Gain from discontinued operations of Gump’s	0.7	0.8	0.3
Net income (loss)	2.9%	1.4%	(5.4)%

Executive Summary

In 2004 we installed a new management team and secured additional financing that alleviated the capital constraints that had previously hampered our business. In the last half of 2004, we were able to increase inventory levels to service our customer demand and begin increasing our catalog circulation. This led to increased sales and net income of nearly $5 million. In 2004 we decided to relocate our men’s apparel catalogs to our New Jersey headquarters during the first quarter of 2005 and installed a new team. Consequently, we did not expect growth in those catalogs during the transition period. We also decided to consolidate our catalog operations into one facility located in New Jersey and consolidated our distribution function into our Roanoke Virginia distribution center because of capacity constraints at our LaCrosse facility and lower shipping costs available from the Roanoke facility.

In the first nine months of 2005 the Company experienced positive trends in both revenues and profits compared to 2004. We then experienced setbacks starting in the third quarter which resulted in lower profits in the fourth quarter.

Demand and customer response in the The Company Store catalog, which had been our strongest catalog for the last several years, began a downward trend late in the second fiscal quarter of 2005 that continued throughout the remainder of the year. While we have hired a new President for The Company Store, we expect this trend to continue for some time. The Company Store also suffered from higher merchandise costs and catalog expenses that also adversely affected its results. Domestications saw its demand increase markedly but experienced inventory problems, exacerbated in part by the larger than projected demand, which led to higher backorder levels and customer cancellations which adversely affected its results. Silhouettes had stronger revenues and profits throughout the year. The men’s business experienced lower revenues and profits for the year after it went through a relocation and installation of a completely new management team.

We were also adversely affected by diminished productivity in our distribution function brought on by the consolidation of our LaCrosse distribution facility into our Roanoke distribution facility. This reached a head in the fourth quarter, our busiest quarter, when high employee turnover in Roanoke and space constraints brought on by larger than expected inventory levels both in our catalogs and our third party business to business customers, led to diminished productivity. Our 2005 results were also hurt by increasing costs including paper and product shipping costs.

We ended the year with income from continuing operations of $9.0 million and net income applicable to common shareholders of $11.7 million on sales of $407.4 million, all which were increases over the prior year.

Our 2005 results from continuing operations were positively impacted by a number of expense/income items outside of normal operations which provided a net benefit in 2005. As set forth in the table below, in 2004 we had a number of expense items that adversely affected our results in that year by approximately $5.7 million. In 2005, some of these items, principally a $4.5 million reserve we had established for post employment benefits for a former CEO, were reversed and we had a net benefit from these items which improved our 2005 results by over $1.2 million. A summary of these expense / (income) items incurred during 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004	2003
Severance and Termination Costs	$760	$2,607	$725
Special Charges	(69)	1,536	1,308
Legal and Audit Fees related to Restatement	2,559	617	--
Class Action Litigation Reserve	--	535	--
Facility Exit Costs	--	201	--
Rakesh Kaul Accrual	(4,488)	196	24
Compensation Continuation Agreement Costs	--	--	3,083
Change in Vacation and Sick Policy	--	--	(1,634)
	$(1,238)	$5,692	$3,506

Results of Operations

2005 Compared to 2004

Net Income (Loss). The Company reported net income applicable to common shareholders of $11.7 million, or $0.52 basic and $0.36 diluted income per share, for the year ended December 31, 2005 compared to $4.9 million, or $0.22 basic and $0.18 diluted income per share, in 2004. The Company reported income from continuing operations of $9.0 million, or $0.39 basic and $0.27 diluted income per share, for the year ended December 31, 2005 compared to $2.0 million, or $0.09 basic and $0.07 diluted income per share, in 2004.

In addition to improved operating results, the increase in net income applicable to common shareholders was primarily the result of the following:

•	Improved operating results generated from a $46.9 million increase in net revenues;
•	A favorable impact of $4.5 million from the reversal of an accrual established in fiscal 2000 due to the expiration of Rakesh Kaul’s rights to pursue his claims against the Company;
•	A favorable impact of $1.8 million in expense reduction due to Special Charges incurred in 2004 due to restructuring charge; and
•	A favorable impact of $1.5 million due to the reduction in general and administrative expenses related to severance.

Partially offset by:

•

An unfavorable impact of $3.0 million on net interest expense primarily due to interest costs incurred with the $20.0 million junior secured credit facility with Chelsey Finance (“Chelsey Facility”) which the Company closed on July 8, 2004. See Note 7 of Notes to the consolidated financial statements for additional information regarding the Chelsey Facility; and

•

An unfavorable impact of $1.9 million related to general and administrative expenses incurred for the investigation conducted by the Audit Committee of the Board of Directors in connection with the restatement of the Company’s consolidated financial statements and other accounting-related matters.

Net Revenues. Net revenues increased by approximately $46.9 million (13.0%) for the year ended December 31, 2005 to $407.4 million from $360.5 million in 2004. This increase was primarily driven by an increase in catalog circulation levels and higher response rates supported by deeper inventory positions that enabled higher initial fulfillment rates for customer orders and lower overall cancellation rates. Higher demand was experienced in The Company Store (although on lower customer response rates), Domestications and Silhouettes catalogs, while lower demand was experienced for the International Male catalogs. Revenues recorded from the Company’s business to business services increased by approximately $12.1 million for the year ended December 31, 2005 to $32.9 million from $20.8 million in 2004. In addition, revenue relating to our membership programs increased by approximately $4.0 million for the year ended December 31, 2005 to $14.3 million from $10.3 million in 2004. Internet sales revenue comprised 39.3% of combined Internet and catalog net revenues for the year ended December 31, 2005 compared with 34.7% in 2004, and have increased by approximately $27.3 million, or 23.9%, to $141.3 million for the year ended December 31, 2005 from $114.0 million in 2004.

Cost of Sales and Operating Expenses. Cost of sales and operating expenses increased by $36.1 million to $253.0 million for the year ended December 31, 2005 as compared with $216.9 million in 2004. Cost of sales and operating expenses increased to 62.1% of net revenues for the year ended December 31, 2005 as compared with 60.2% of net revenues in 2004. As a percentage of net revenues, this increase was primarily due to increases in product shipping costs, merchandise and fulfillment costs. The Company has more aggressively liquidated slower moving inventory through clearance avenues within its catalogs and websites, thus resulting in lower product margins. In addition, since the consolidation of our fulfillment centers, our Roanoke fulfillment center has experienced high levels of employee turnover and lower productivity which has resulted in higher costs being incurred in the fulfillment center. This trend of high levels of employee turnover and lower productivity started in the third quarter of 2005 and continued through the end of fiscal 2005. This trend is expected to continue during 2006.

Special Charges. In December 2000, the Company began a strategic business realignment program that resulted in the recording of special charges for severance, facility exit costs and fixed asset write-offs. The actions related to this strategic business realignment program were taken in an effort to direct our resources primarily towards a loss reduction strategy and a return to profitability. On June 30, 2004, we decided to consolidate the operations of the LaCrosse, Wisconsin fulfillment center and storage facility into the Roanoke Virginia fulfillment center by June 30, 2005. The LaCrosse fulfillment center and the LaCrosse storage facility were closed in June 2005 and August 2005 upon the expiration of their leases. This plan was prompted by excess capacity at our Roanoke facility at that time and the lack of sufficient warehouse space in the leased Wisconsin facilities to support the growth of The Company Store and lower shipping costs available from the Roanoke facility. Since the consolidation of our fulfillment centers, our Roanoke fulfillment center has experienced high levels of employee turnover and lower productivity that has resulted in higher costs being incurred in the fulfillment center. In addition, on November 9, 2004, we decided to relocate the International Male and Undergear catalog operations to our Corporate offices in New Jersey. The relocation was effected to consolidate operations and reduce costs while leveraging our catalog expertise in New Jersey. The relocation was completed on February 28, 2005. However, since the relocation and consolidation of the Men’s apparel catalogs, the transition has negatively impacted the performance of the Men’s apparel catalogs in 2005.

Special charges decreased by $1.8 million to ($0.1) million for the year ended December 31, 2005 as compared to $1.7 million in 2004. During the year ended December 25, 2004, the Company recorded $0.5 million and $0.9 million in severance and related costs associated with the consolidation of the LaCrosse operations and the relocation of the International Male and Undergear catalog operations to New Jersey, respectively. In addition, we recorded an additional $0.3 million in severance and related costs during the fourth quarter of 2004 associated with the elimination of 15 full-time company-wide positions.

Selling Expenses. Selling expenses increased by $11.1 million to $102.0 million for the year ended December 31, 2005 as compared with $90.9 million in 2004. Selling expenses decreased to 25.0% of net revenues for the year ended December 31, 2005 from 25.2% in 2004. As a percentage of net revenues, this change was primarily due to higher response rates that more than offset the cost of higher catalog circulation and higher paper costs. Postal rate increases effective January 2006 and the continuation of higher paper costs is expected to continue to negatively impact results for 2006.

General and Administrative Expenses. General and administrative expenses decreased approximately $7.8 million to $32.6 million for the year ended December 31, 2005 from $40.4 million in 2004. As a percentage of net revenues, general and administrative expenses decreased to 8.0% of net revenues for the year ended December 31, 2005 compared with 11.2% of net revenues in 2004. This decrease of $7.8 million was principally due to the reversal of a $4.5 million (1.1% of net revenues) reserve we had established for post employment benefits for a former CEO. In addition the Company incurred lower severance and termination costs partially offset by higher legal and audit fees related to the Restatement. See “Executive Summary.”

Depreciation and Amortization. Depreciation and amortization decreased approximately $0.4 million to $2.9 million for the year ended December 31, 2005 from $3.3 million in 2004. The decrease was primarily due to property and equipment that have become fully depreciated, partially offset by the depreciation of newly purchased property and equipment.

Income from Operations. The Company’s income from operations increased by approximately $9.8 million to $17.1 million for the year ended December 31, 2005 from $7.3 million in 2004.

Interest Expense, Net. Interest expense, net, increased $3.0 million to $8.1 million for the year ended December 31, 2005 from $5.1 million in 2004. This increase was primarily due to $2.3 million in higher accretion of the debt discount and $1.3 million higher cash interest payments related to the Chelsey Facility which was partially offset by lower borrowings and interest payments under the Wachovia Facility. See Note 7 of Notes to the consolidated financial statements.

Income Taxes. The Company’s income tax provision decreased by approximately $0.2 million to $0.0 million for the year ended December 31, 2005 as compared with $0.2 million in 2004. The Company had a tax loss for 2005 for federal income tax purposes and in 2004 the Company had sufficient net operating loss carryovers (“NOLs”) and its taxable income was below its §382 limit to eliminate its entire 2004 regular Federal income tax. The 2004 Federal income tax provision of $0.1 million is comprised of the Federal alternative minimum tax (“AMT”). The Company has AMT net operating loss carryovers for which utilization is limited to a maximum of 90% of AMT taxable income. See Note 12 of Notes to the consolidated financial statements for further discussion of the Company’s income taxes.

Gain from discontinued operations of Gump’s. On March 14, 2005, the Company sold all of the stock of Gump’s to Gump’s Holdings, LLC. The Company recognized a gain of $3.0 million for the year ended December 31, 2005 which represents a $3.6 million gain on the sale of Gump’s net of a $0.6 million loss from Gump’s operation’s for the period December 26, 2004 through March 14, 2005. The Company recognized a gain of $3.0 million for the year ended December 25, 2004 which represents Gump’s ongoing operations.

2004 Compared with 2003

Net Income (Loss). The Company reported net income applicable to common shareholders of $4.9 million, or $0.22 basic and $0.18 diluted income per share, for the year ended December 25, 2004 compared with a net loss applicable to common shareholders of $28.0 million, or a loss of $1.94 basic and diluted income per share, in fiscal 2003. The Company reported income from continuing operations of $2.0 million, or $0.09 basic and $0.07 diluted income per share, for the year ended December 25, 2004 compared to a loss of $21.3 million, or $2.02 basic and diluted income per share, in 2003.

In addition to improved operating results, the increase in net income applicable to common shareholders was primarily the result of the following:

•

A favorable impact of $11.3 million due to a deferred Federal income tax provision recorded during the year ended December 27, 2003 to increase the valuation allowance and fully reserve the net deferred tax asset;

•

A favorable impact of $7.9 million on preferred stock dividends recorded in 2003 and none recorded in 2004 due to the June 2003 implementation of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). The accretion of the Series B Participating Preferred Stock (“Series B Preferred”) was recorded as dividends through the June 2003 implementation of SFAS 150, and as interest expense thereafter;

•

A favorable impact of $6.6 million on net interest expense as the Series C Participating Preferred Stock (“Series C Preferred”) was recorded as of its November 30, 2003 issuance date at its maximum potential cash payments in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings;” thus, we are currently not required to record accretion of the Series C Preferred. In 2003, the Series B Preferred dividends and accretion were recorded as interest expense after the implementation of SFAS 150; and

•

A favorable impact of $3.1 million due to Compensation Continuation Agreement costs incurred during the year ended December 27, 2003. These costs included payments made to various executives and non-employee directors of the Company.

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

Net Revenues. Net revenues decreased by approximately $9.6 million (2.6%) for the year ended December 25, 2004 to $360.5 million from $370.1 million in 2003. The decrease was primarily due to a 15.6% decline in Domestications revenue on a 19.2% reduction in circulation. During 2004, management purposely reduced circulation in Domestications during the first six months due to liquidity restraints and during the final six months due to the newly appointed President of Domestications assembling a team to stabilize and reposition the catalog. The impact of the decline in circulation and demand from Domestications was partially offset by increases in circulation for Silhouettes and The Company Store resulting in an increase in net revenues for these catalogs. Certain catalogs benefited from increased fill rates and reductions in backorders and lower order cancellations due to the additional capital secured through the Chelsey Facility and the amended Wachovia Facility. In addition, revenue relating to our membership programs increased by approximately $1.0 million for the year ended December 25, 2004 to $10.3 million from $9.3 million in 2003. Internet sales revenue comprised 34.7% of combined Internet and catalog net revenues for the year ended December 25, 2004 compared with 30.3% in 2003, and have increased by approximately $10.9 million, or 10.6%, to $114.0 million for the year ended December 25, 2004 from $103.1 million in 2003.

Cost of Sales and Operating Expenses. Cost of sales and operating expenses decreased by approximately $16.7 million to $216.9 million for the year ended December 25, 2004 as compared with $233.6 million in 2003. Cost of sales and operating expenses decreased to 60.2% of net revenues for the year ended December 25, 2004 as compared with 63.1% of net revenues in 2003. As a percentage of net revenues, this decrease was primarily due to a decline in merchandise costs associated with a shift from domestic to foreign-sourced goods. The balance of the decline was attributable to a combination of factors including a decline in inventory write-downs due to reduced slow moving inventory and increased sales of clearance merchandise through the Internet resulting in lower variable costs as compared with utilizing catalogs as the clearance avenue and other cost reductions.

Special Charges. In December 2000, the Company began a strategic business realignment program that resulted in the recording of special charges for severance, facility exit costs and fixed asset write-offs. The actions related to this strategic business realignment program were taken in an effort to direct our resources primarily towards a loss reduction strategy and a return to profitability. On June 30, 2004, we decided to consolidate the operations of the LaCrosse, Wisconsin fulfillment center and storage facility into the Roanoke Virginia fulfillment center by June 30, 2005. The LaCrosse fulfillment center and the LaCrosse storage facility were closed in June 2005 and August 2005 upon the expiration of their leases. This plan was prompted by excess capacity at our Roanoke facility at that time and the lack of sufficient warehouse space in the leased Wisconsin facilities to support the growth of The Company Store and lower shipping costs available from the Roanoke facility. Since the consolidation of our fulfillment centers, our Roanoke fulfillment center has experienced high levels of employee turnover and lower productivity that has resulted in higher costs being incurred in the fulfillment center. In addition, on November 9, 2004, we decided to relocate the International Male and Undergear catalog operations to our Corporate offices in New Jersey. The relocation was effected to consolidate operations and reduce costs while leveraging our catalog expertise in New Jersey. The relocation was completed on February 28, 2005. However, since the relocation and consolidation of the Men’s apparel catalogs, the transition has negatively impacted the performance of the Men’s apparel catalogs in 2005.

Total special charges increased by approximately $1.5 million to $1.7 million for the year ended December 25, 2004 as compared with $0.2 million in 2003. During the year ended December 25, 2004, the Company recorded $0.5 million and $0.9 million in severance and related costs associated with the consolidation of the LaCrosse operations and the relocation of the International Male and Undergear catalog operations to New Jersey, respectively. In addition, we recorded an additional $0.3 million in severance and related costs during the fourth quarter of 2004 associated with the elimination of 15 full-time company-wide positions. During the year ended December 27, 2003, we recorded $0.2 million of employee severance costs.

Selling Expenses. Selling expenses increased by $1.2 million to $90.9 million for the year ended December 25, 2004 as compared with $89.7 million in 2003. Selling expenses increased to 25.2% of net revenues for the year ended December 25, 2004 from 24.2% in 2003. As a percentage of net revenues, this change was due primarily to an increase in Internet marketing and catalog paper costs, partially offset by reduced circulation during 2004.

General and Administrative Expenses. General and administrative expenses decreased approximately $2.3 million to $40.4 million for the year ended December 25, 2004 from $42.7 million in 2003. As a percentage of net revenues, general and administrative expenses decreased to 11.2% of net revenues for the year ended December 25, 2004 compared with 11.5% of net revenues in 2003. This decrease of $2.3 million was due primarily to the net impact of certain items during 2004 and 2003, the largest of which was the higher payments for compensation continuation agreements in 2003 offset by items such as the establishment of a reserve of $0.5 million related to class action lawsuits in 2004. See “Executive Summary.”

Depreciation and Amortization. Depreciation and amortization decreased approximately $0.8 million to $3.3 million for the year ended December 25, 2004 from $4.1 million in 2003. The decrease was primarily due to property and equipment that have become fully depreciated, partially offset by the depreciation of newly purchased property and equipment.

Income from Operations. The Company’s income from operations increased by approximately $7.4 million to $7.3 million for the year ended December 25, 2004 from a loss from operations of $0.1 million in 2003.

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

Interest Expense, Net. Interest expense, net, decreased $6.6 million to $5.1 million for the year ended December 25, 2004 from $11.7 million in 2003. The decrease in interest expense, net was due to the recording of $7.6 million of Series B Preferred dividends and accretion as interest expense for the year ended December 27, 2003 based upon the treatment of the Series B Preferred as a liability as a result of the implementation of SFAS 150 and lower average cumulative borrowings relating to the Wachovia Facility. In November 2003, we exchanged the Series B Preferred for the Series C Preferred, which was accounted for in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” Accordingly, the Series C Preferred was recorded at its total maximum potential cash payments including dividends and other contingent amounts, and thus no dividends or interest expense on this stock has been recorded for the year ended December 25, 2004. In addition, the decrease was due to lower amortization of deferred costs as a result of the amendments to the Wachovia Facility, which have lengthened the life of the facility and therefore the amortization period. These decreases were partially offset by increases in interest expense and amortization of deferred issuance costs relating to the Chelsey Facility. See Note 7 of Notes to the consolidated financial statements.

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

Gain from discontinued operations of Gump’s. On March 14, 2005, the Company sold all of the stock of to Gump’s Holdings, LLC. The Company recognized a gain representing Gump’s ongoing operations, of $3.0 million and $1.2 million for the years ended December 25, 2004 and December 27, 2003, respectively.

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

Liquidity and Capital Resources

Overview

During 2005, the liquidity position of the Company strengthened as a result of improved operating results, proceeds from the sale of Gump’s and as a result of securing the $20.0 million Chelsey Facility on July 8, 2004 and concurrently amending the terms of the Wachovia Facility. The additional working capital has continued to provide us the ability to restore inventory to adequate levels in order to support higher demand. The funding has eliminated substantially all vendor restrictions involving our credit arrangements. The $8.9 million in proceeds from the sale of Gump’s enabled the Company to pay down $8.1 million of the Wachovia revolving loan facility during the first quarter of 2005. Net cash provided by discontinued operations for December 25, 2004 and December 27, 2003 was $1.8 million and $2.6 million, respectively.

Net cash provided by operating activities. For the year ended December 31, 2005, net cash provided by operating activities was $1.0 million. This was due primarily to $16.0 million of operating cash provided by net income, when adjusted for the gain on the disposition of Gump’s, depreciation, amortization and other non cash items. These receipts of cash were largely offset by payments made by the Company to increase inventory and prepaid catalog costs and reduce accrued liabilities.

Net cash provided by investing activities. For the year ended December 31, 2005, net cash provided by investing activities was $7.4 million. This was due primarily to $8.9 million in proceeds received from the sale of Gump’s, partially offset by capital expenditures, consisting primarily of purchases and upgrades to various information technology hardware and software throughout the Company and purchases of furniture and equipment for the Company’s headquarters in New Jersey.

Net cash used by financing activities. For the year ended December 31, 2005, net cash used by financing activities was $8.6 million, which was primarily due to net payments of $8.3 million under the Wachovia Facility and payments of $0.3 million for obligations under capital leases.

Financing Activities

Wachovia Facility. Wachovia and the Company are parties to a Loan and Security Agreement dated November 14, 1995 (as amended by the First through Thirty-Fifth Amendments, the “Wachovia Loan Agreement”) pursuant to which Wachovia provided the Company with the Wachovia Facility which has included, since inception, one or more term loans and a revolving credit facility (“Revolver”). The Wachovia Facility expires on July 8, 2007.

The term loan under the Wachovia facility had a principal balance of approximately $3.0 million as of December 31, 2005, of which approximately $2.0 million was classified as short term and approximately $1.0 million was classified as long term on the Consolidated Balance Sheet. The term loan bears interest at 0.5% over the Wachovia prime rate and requires monthly principal payments of approximately $0.2 million.

The Revolver has a maximum loan limit of $34.5 million, subject to inventory and accounts receivable sublimits that limit the credit available to the Company’s subsidiaries, that are borrowers under the Revolver. The interest rate on the Revolver is currently 0.5% over the Wachovia prime rate. As of December 31, 2005, the interest rate on the Revolver was 7.5%.

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

2006 Amendment to Wachovia Loan Agreement - Effective March 28, 2006 the Company and Wachovia amended the Wachovia Loan Agreement (“Thirty-Fifth Amendment”) which reduced the interest rate on the Revolver to the Wachovia prime rate plus 0%, eliminated the annual Revolver fee, reset certain financial covenants and consented to certain transactions between the Company’s subsidiaries. There were no fees paid in connection with this amendment.

On March 28, 2006 the Company and Chelsey Finance entered into a similar amendment of the Chelsey Facility to reset certain financial covenants and consents to certain transactions.

There were $9.2 million in letters of credit outstanding as of December 31, 2005 under the Wachovia Facility. Remaining availability under the Wachovia Facility was $13.8 million and the interest rate was 7.5% as of December 31, 2005.

Chelsey Facility. On July 8, 2004, the Company closed on the Chelsey Facility, the $20.0 million junior secured credit facility with Chelsey Finance that was recorded net of a debt discount at $7.1 million at issuance. The Chelsey Facility has a three-year term, subject to earlier maturity upon the occurrence of a change in control or sale of the Company (as defined), and carries an interest rate of 5.0% above the prime rate publicly announced by Wachovia. The financial and non-financial covenants contained in the Chelsey Facility mirror those in the Wachovia Facility except that the quantitative measures for the consolidated working capital and EBITDA covenants are 10.0% less restrictive and the consolidated net worth covenant is 5.0% less restrictive than the comparable financial covenants in the Wachovia Facility. The Chelsey Facility is secured by a second priority lien on substantially of the assets of the Company. As part of this transaction, Chelsey Finance entered into an intercreditor and subordination agreement with Wachovia. At December 31, 2005, the amount recorded as debt on the Consolidated Balance Sheet is $11.5 million, net of the un-accreted debt discount of $8.5 million.

In consideration for providing the Chelsey Facility to the Company, Chelsey Finance received a closing fee of $0.2 million and a warrant (the “Common Stock Warrant”) valued at $12.9 million, exercisable immediately and for a period of ten years to purchase 30.0% of the fully diluted shares of Common Stock of the Company (equal to 10,259,366 shares of Common Stock) at an exercise price of $0.01 per share. See Note 7 to the Company’s consolidated financial statements for further information on the Chelsey Facility and the Common Stock Warrant.

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

Consolidation of Men’s Apparel Business. On February 28, 2005 the Company completed the relocation and consolidation of all functions of International Male and Undergear from San Diego, California to Weehawken, New Jersey. We accrued $0.9 million in severance and related costs during the fourth quarter of 2004 associated with the elimination of 32 California-based full-time equivalent positions. The payment of these costs were completed by August 2005.

The projected annual savings from the consolidation of the San Diego, California and the Edgewater, New Jersey facilities into the Weehawken, New Jersey facility is approximately $2.1 million, however with this relocation and consolidation, the transition has negatively impacted the performance of the Men’s Apparel catalogs in 2005.

Consolidation of Fulfillment Centers. On June 30, 2004 the Company announced plans to consolidate the operations of the LaCrosse, Wisconsin fulfillment center and storage facility into the Roanoke, Virginia fulfillment center by June 30, 2005. The LaCrosse fulfillment center and the LaCrosse storage facility were closed in June 2005 and August 2005 upon the expiration of their leases. This plan was prompted by excess capacity at our Roanoke facility at that time and the lack of sufficient warehouse space in the leased Wisconsin facilities to support the growth of The Company Store and lower shipping costs available from the Roanoke facility. We accrued $0.5 million in severance and related costs and incurred $0.2 million of facility exit costs during 2004 associated with the consolidation of the LaCrosse operations and the elimination of 149 full and part-time positions. The payment of these costs began in January 2005 and continued through the fourth quarter of 2005. Since the consolidation of our fulfillment centers, our Roanoke fulfillment center has experienced high levels of employee turnover and lower productivity that has resulted in higher costs being incurred in the fulfillment center. This trend of high levels of employee turnover and lower productivity continued through the end of fiscal 2005 and is expected to continue during 2006.

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

General. At December 31, 2005, the Company had $0.3 million in cash and cash equivalents compared with $0.5 million at December 25, 2004. Working capital and current ratio at December 31, 2005 were $26.0 million and 1.42 to 1, respectively, compared with $10.6 million and 1.13 to 1, respectively at December 25, 2004. Total recorded borrowings, net of the un-accreted debt discount of $8.5 million and the Series C Preferred, as of December 31, 2005, aggregated $22.6 million, $12.5 million of which is classified as long term. Remaining availability under the Revolver as of December 31, 2005 was $13.8 million.

At December 31, 2005, the aggregate annual principal payments required on debt instruments (including capital lease obligations) are as follows (in thousands): 2006 — $10,105; 2007 — $20,998.

Management believes that the Company has sufficient liquidity and availability under its credit agreements to fund its planned operations through at least the next twelve months. See “Risk Factors” in Item 1A above.

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

Revenue Recognition

Direct Commerce — The Company recognizes revenue for catalog and Internet sales at the time merchandise is received by the customer, net of estimated returns. Delivery and service charges billed to customers are also recognized as revenue at the time merchandise is received by the customer. The Company’s revenue recognition policy includes the use of estimates for the time period between shipment of merchandise by the Company and receipt of merchandise by the customer and the future amount of returns to be received on the current period’s sales. These estimates of future returns are determined using historical measures including the amount of time between the shipment of a product and its return, the overall rate of return, and the average product margin associated with the returned products. The Company’s total returns reserve at the end of 2005 and 2004 was $2.2 million and $2.0 million, respectively. The Company’s return rate remained constant at 10.8% at the end of 2005 and 2004.

Membership Services — Customers may purchase memberships in a number of the Company’s Buyers’ Club programs for an annual fee. For memberships purchased during the following periods, certain of the Buyers’ Club programs contained a guarantee that the customer would receive discounts or savings, at least equal to the cost of his or her membership or the Company would refund the difference with a merchandise credit at the end of the membership period: Silhouettes from July 1998 through March 2004; Domestications from April 2002 through March 2004; and Men’s Apparel from April 2003 through March 2004. For memberships purchased during the periods in which the Buyers’ Club memberships contained a guarantee, revenue net of actual cancellations was recognized on a monthly basis over the membership period subsequent to the end of the thirty-day cancellation period, with the revenue recognized equal to the lesser of the cumulative amount determined using the straight-line method or the actual benefit received by each customer as of the end of each period. For the Buyers’ Club memberships that did not contain a guarantee, revenue net of actual cancellations was recognized on a monthly basis over the membership period subsequent to the end of the thirty-day cancellation period, using the straight-line method. We receive commission revenue related to our solicitation of the Vertrue membership programs. The Company receives a monthly commission based on the number of memberships sold with additional revenue recognized if certain program performance levels are attained for each fiscal year. Through May 2003, we received commission revenue from the Magazine Direct magazine subscription program. The commission revenue we recognized for the Magazine Direct magazine program was on a per-solicitation basis according to the number of solicitations made, with additional revenue recognized if the customer accepted the solicitation. Collectively, the amount of revenues the Company received from these sources was $14.3 million, or 3.5% of net revenues, $10.3 million or 2.8% of net revenues, and $9.3 million, or 2.5% of net revenues for 2005, 2004 and 2003, respectively. In May 2003, we discontinued our solicitation of the Magazine Direct program.

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

Prepaid Catalog Costs — Prepaid catalog costs consist of direct response advertising costs related to catalog production and mailing. In accordance with Statement of Position 93-7, “Reporting on Advertising Costs,” these costs are deferred and amortized as selling expenses over the estimated period in which the sales related to such advertising are generated. An estimate of the future sales dollars to be generated from each individual catalog drop is used in the implementation of the Company’s catalog cost amortization policy. The estimate of future sales is calculated for each catalog drop using historical trends for similar catalog drops mailed in prior periods as well as the overall current sales trend for the catalog. On a monthly basis, this estimate is evaluated and adjusted as necessary and then is compared with the actual sales generated to-date for the catalog drop to determine the percentage of total catalog costs to be classified as prepaid catalog costs on the Company’s Consolidated Balance Sheets. The costs for each catalog drop are completely amortized, regardless of actual sales generated by the catalog drop, when the catalog has been in circulation for six months or the amount of the costs remaining to be amortized decreases below 3.0% of the catalog drop’s total cost. Total selling expenses which includes both the amortization of catalog costs and other advertising expenses in the Company’s Consolidated Statements of Income (Loss) was $102.0 million, $90.9 million and $89.7 million for 2005, 2004 and 2003, respectively. Prepaid catalog costs at the end of 2005 and 2004 were $17.6 million and $15.6 million, respectively.

Reserves related to the Company’s strategic business realignment program and other Accrued Liabilities — Generally, the Company records severance in accordance with the Financial Accounting Standards Board (“FASB”) Statement No. 112, “Employers’ Accounting for Postemployment Benefits,” (“SFAS 112”) and reserves for leased properties were accounted in accordance with Emerging Issues Task Force No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits & Other Costs to Exit an Activity (Including Certain Costs Incurred in Restructuring).” The Company has not recorded any reserves under FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The reserves established by the Company related to its strategic business realignment program include employee severance and related costs, facility exit costs and estimates primarily associated with the potential subleasing of leased properties that have been vacated by the Company. On March 14, 2005, the Gump’s business was sold as described in Part I of this Form 10-K. The overall reserves for leased properties that have been vacated by the Company are developed using estimates that include the potential ability to sublet leased but unoccupied properties, the length of time needed to obtain suitable tenants and the amount of rent to be received for the sublet. Real estate broker representations regarding current and future market conditions are sometimes used in estimating these items. Accrued liabilities and Other Non-current liabilities on the Company’s Consolidated Balance Sheets and Special charges on the Company’s Consolidated Statements of Income (Loss) are impacted by these estimates. See Note 5 and Note 6 to the Company’s consolidated financial statements.

The most significant estimates involved in evaluating our accrued liabilities are used in the determination of the accrual for legal liabilities or those liabilities that will be resolved through litigation. We accrue for potential litigation losses when management determines that it is probable that an unfavorable outcome will result and the loss is reasonably estimable. Our policy is to accrue an amount equal to the estimated potential loss and associated legal fees. For the year ended December 31, 2005, the Company has $0.1 million accrued for estimated costs associated with the Class Action Lawsuits the Company is currently litigating. See Note 15 of Notes to the consolidated financial statements for additional information pertaining to this reserve.

Reserves related to employee health, welfare and benefit plans — The Company maintains a self-insurance program related to losses and liabilities associated with employee health and welfare claims. Stop-loss coverage is held on both an aggregate and individual claim basis thereby limiting the amount of losses we will experience. Losses are accrued based upon estimates of the aggregate liability for claims incurred using our experience patterns. General and administrative expenses on the Consolidated Statement of Income (Loss) and Accrued liabilities on the Consolidated Balance Sheets are affected by these estimates. At December 31, 2005 and December 25, 2004, the Company had an accrued liability recorded in the amount of $0.6 million.

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

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. The Company has adopted the provisions of SFAS 151 effective January 1, 2006 and does not expect that such adoption will have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment” (“SFAS 123R”). SFAS 123R requires measurement and recording of compensation expense for all employee share-based compensation awards using a fair value method. The Company currently accounts for its stock-based compensation to employees using the fair value-based methodology under SFAS 123. The Company has adopted the provisions of SFAS 123R effective January 1, 2006 and does not expect that such adoption will have a material effect on the Company’s results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle. We are required to adopt the provisions of SFAS 154 effective January 1, 2006. The Company has adopted the provisions of SFAS 154 and does not expect any current impact.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has entered into no "off-balance sheet arrangements" within the meaning of the Securities Exchange Act of 1934, as amended, and the rules thereunder other than operating leases, which are in the normal course of business and the warrants issued in conjunction with the Chelsey debt facility. These warrants are equity linked derivatives and accordingly represent off balance sheet arrangements. The warrants meet the scope exception in paragraph 11 (a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See Note 7 to the Company’s consolidated financial statements for more information.

Provided below is a tabular disclosure of contractual obligations as of December 31, 2005, as required by Item 303(a)(5) of Regulation S-K. In addition to obligations recorded on the Company's Consolidated Balance Sheets as of December 31, 2005, the schedule includes purchase obligations, which are defined as legally binding and enforceable agreements to purchase goods or services that specify all significant terms (quantity, price, and timing of transaction).

Payment Due by Period (in thousands)

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt Obligations, excluding the Series C Participating Preferred Stock (a)	$ 31,050	$ 10,056	$ 20,994	$ —	$ —
Total Minimum Lease Payments Under Capital Lease Obligations	53	49	4	—	—
Operating Lease Obligations	12,528	2,410	2,637	2,299	5,182
Operating Lease Obligations —Discontinued Operations	72	72	—	—	—
Contractual Obligations (b)	424	424	—	—	—
Purchase Obligations(c)	26,856	26,856	—	—	—
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP (d)	72,689	—	—	72,689	—
Total	$143,672	$ 39,867	$ 23,635	$ 74,988	$ 5,182

(a) Represents the Company’s debt obligations, including the $20.0 million Chelsey Facility principal amount due Chelsey Finance, recorded as $11.5 million on the Consolidated Balance Sheet. See Note 7 to the Company’s consolidated financial statements for additional detail regarding the Chelsey Facility.

(b) The Company’s contractual obligations consist primarily of commitments for list processing and photography services and purchases for various packaging materials.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates: The Company’s exposure to market risk relates to interest rate fluctuations for borrowings under the Wachovia Facility, including the term loans, which bear interest at variable rates, and the Chelsey Facility, which bears interest at 5.0% above the prime rate publicly announced by Wachovia. At December 31, 2005, outstanding principal balances under the Wachovia Facility and Chelsey Facility subject to variable rates of interest were approximately $11.1 million and $20.0 million, respectively. If interest rates were to increase by one percent from current levels, the resulting increase in interest expense, based upon the amount outstanding at December 31, 2005, would be approximately $0.3 million on an annual basis.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Hanover Direct, Inc.

We have audited the accompanying consolidated balance sheets of Hanover Direct, Inc. as of December 31, 2005 and December 25, 2004, and the related consolidated statements of income (loss), cash flows and shareholders’ deficiency for each of the three fiscal years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hanover Direct, Inc. as of December 31, 2005 and December 25, 2004 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with United States generally accepted accounting principles.

The information included on Schedule II is the responsibility of management, and although not considered necessary for a fair presentation of financial position, results of operations, and cash flows, it is presented for additional analysis and has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements. In our opinion, the information included on Schedule II relating to each of the three years in the period ended December 31, 2005 is fairly stated in all material respects, in relation to the basic consolidated financial statements taken as a whole. Also, such schedule presents fairly the information set forth therein in compliance with the applicable accounting regulations of the Securities and Exchange Commission.

/s/ GOLDSTEIN GOLUB KESSLER LLP

New York, NY

March 9, 2006

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2005 and December 25, 2004

	December 31, 2005	December 25, 2004
	(In thousands of dollars,
	Except share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 275	$ 510
Accounts receivable, net of allowance for doubtful accounts of $916 in 2005 and $1,367 in 2004	16,518	17,819
Inventories	51,356	53,147
Prepaid catalog costs	17,567	15,644
Other current assets	2,744	4,482
Total Current Assets	88,460	91,602
PROPERTY AND EQUIPMENT, AT COST:
Land	4,378	4,361
Buildings and building improvements	18,194	18,221
Leasehold improvements	1,115	10,156
Furniture, fixtures and equipment	51,532	53,792
	75,219	86,530
Accumulated depreciation and amortization	(55,030)	(61,906)
Property and equipment, net	20,189	24,624
Goodwill	8,649	9,278
Deferred tax asset	2,890	2,179
Other non-current assets	1,989	2,816
Total Assets	$ 122,177	$ 130,499
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Short-term debt and capital lease obligations	$ 10,105	$ 16,690
Accounts payable	27,043	29,544
Accrued liabilities	12,341	20,535
Customer prepayments and credits	10,074	12,032
Deferred tax liability	2,890	2,179
Total Current Liabilities	62,453	80,980
NON-CURRENT LIABILITIES:
Long-term debt (including $11,545 and $8,159 to a related party as of December 31, 2005 and December 25, 2004, respectively, see note 7)	12,543	11,196
Series C Participating Preferred Stock, authorized, issued and outstanding 564,819 shares at December 31, 2005 and December 25, 2004; liquidation preference was $56,482 at December 31, 2005 and December 25, 2004	72,689	72,689
Other	40	3,286
Total Non-current Liabilities	85,272	87,171
Total Liabilities	147,725	168,151
SHAREHOLDERS’ DEFICIENCY:
Common Stock, $0.01 par value, authorized 50,000,000 shares; 22,426,296 shares issued and outstanding at December 31, 2005 and December 25, 2004	225	225
Capital in excess of par value	460,891	460,744
Accumulated deficit	(486,664)	(498,621)
Total Shareholders’ Deficiency	(25,548)	(37,652)
Total Liabilities and Shareholders’ Deficiency	$ 122,177	$ 130,499

See notes to Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

For the Years Ended December 31, 2005, December 25, 2004 and December 27, 2003

	2005	2004	2003
	(In thousands of dollars, except
	per share amounts)
NET REVENUES	$ 407,442	$ 360,526	$ 370,096

OPERATING COSTS AND EXPENSES:
Cost of sales and operating expenses	252,991	216,940	233,552
Special charges	(69)	1,684	215
Selling expenses	101,956	90,903	89,722
General and administrative expenses	32,562	40,374	42,657
Depreciation and amortization	2,866	3,312	4,093
	390,306	353,213	370,239

INCOME (LOSS) FROM OPERATIONS	17,136	7,313	(143)
Gain on sale of Improvements, net	--	--	1,911

INCOME BEFORE INTEREST AND INCOME TAXES	17,136	7,313	1,768
Interest expense, net (including interest expense to a related party; see note 7)	8,146	5,105	11,715

INCOME (LOSS) BEFORE INCOME TAXES	8,990	2,208	(9,947)

Provision for Federal income taxes	21	146	11,300
Provision for state income taxes	8	28	28
Provision for income taxes	29	174	11,328

INCOME (LOSS) FROM CONTINUING OPERATIONS	8,961	2,034	(21,275)
Gain from discontinued operations of Gump’s, net of $22 of income tax benefit, including a gain on disposal of $3,576 at December 31, 2005	2,996	2,967	1,215

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	11,957	5,001	(20,060)
Preferred stock dividends	--	--	7,922
Earnings Applicable to Preferred Stock	294	124	--

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$ 11,663	$ 4,877	$ (27,982)
NET INCOME (LOSS) PER COMMON SHARE:
From continuing operations – basic	$ 0.39	$ 0.09	$ (2.02)
From continuing operations – diluted	$ 0.27	$ 0.07	$ (2.02)
From discontinued operations – basic	$ 0.13	$ 0.13	$ 0.08
From discontinued operations – diluted	$ 0.09	$ 0.11	$ 0.08
Net income (loss) per common share – basic	$ 0.52	$ 0.22	$ (1.94)
Net income (loss) per common share - diluted	$ 0.36	$ 0.18	$ (1.94)

Weighted average common shares outstanding – basic (thousands)	22,426	22,220	14,439
Weighted average common shares outstanding – diluted (thousands)	32,588	27,015	14,439

See notes to Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2005, December 25, 2004 and December 27, 2003

	2005	2004	2003
	(In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 11,957	$ 5,001	$ (20,060)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization, including deferred fees	3,685	4,538	5,715
Provision for doubtful accounts	518	609	378
Special charges (income)	(69)	1,536	1,308
Provision for deferred tax	—	—	11,300
Gain on the sale of Improvements	—	—	(1,911)
Gain on disposal of Gump’s	(3,576)	—	—
Gain on the sale of property and equipment	(97)	(11)	(4)
Interest expense related to Series B Participating Preferred Stock redemption price increase	—	—	7,235
Compensation expense related to stock options	147	184	1,141
Accretion of debt discount	3,386	1,098	—
Changes in assets and liabilities: Accounts receivable	(1,292)	(4,093)	2,232
Inventories	(4,197)	(10,341)	11,700
Prepaid catalog costs	(2,806)	(3,159)	1,801
Accounts payable	(1)	(13,198)	(666)
Accrued liabilities	(6,832)	1,911	(11,434)
Customer prepayments and credits	(1,409)	553	1,478
Other, net	1,612	(1,893)	(2,140)
Net cash provided (used) by operating activities	1,026	(17,265)	8,073
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(1,664)	(840)	(1,895)
Proceeds from sale of Improvements	—	—	2,000
Proceeds from disposal of Gump’s	8,921	—	—
Costs related to early release of escrow funds	—	—	(89)
Proceeds from sale of property and equipment	106	14	78
Net cash provided (used) by investing activities	7,363	(826)	94
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings under Wachovia revolving loan facility	(6,342)	5,411	179
Payments under Wachovia Tranche A term loan facility	(1,991)	(1,493)	(1,991)
Payments under Wachovia Tranche B term loan facility	—	(6,011)	(1,800)
Borrowings under the Chelsey Facility	—	7,061	—
Issuance of Common Stock Warrant to related party	—	12,939	—
Payments of capital lease obligations	(291)	(690)	(466)
Payments of Series C Participating Preferred Stock financing costs	—	—	(1,334)
Payments of debt issuance costs	—	(1,045)	(910)
Payment of debt issuance costs to related party	—	(200)	—
Refund (payment) of estimated Richemont tax obligation on Series B Participating Preferred Stock accretion	—	347	(347)
Other, net	—	—	(1)
Net cash (used) provided by financing activities	(8,624)	16,319	(6,670)
Net (decrease) increase in cash and cash equivalents	(235)	(1,772)	1,497
Cash and cash equivalents at the beginning of the year	510	2,282	785
Cash and cash equivalents at the end of the year	$ 275	$ 510	$ 2,282

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$ 4,256	$ 3,340	$ 3,325
Income taxes	$ 314	$ 9	$ 705
Non-cash investing and financing activities:
Issuance of Common Stock to related party as payment of waiver fee	$ —	$ 563	$ —
Series B Participating Preferred Stock redemption price increase	$ —	$ —	$ 7,575
Redemption of Series B Participating Preferred Stock	$ —	$ —	$ 107,536
Issuance of Series C Participating Preferred Stock	$ —	$ —	$ 72,689
Issuance of Common Stock in conjunction with Recapitalization	$ —	$ —	$ 19,646
Gain on issuance of Series C Participating Preferred Stock	$ —	$ —	$ 13,867
Tandem share expirations	$ —	$ 350	$ —
Retirement of Treasury Stock	$ —	$ 3,346	$ —
Capital lease obligations	$ —	$ —	$ 1,459

See notes to Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY

For the Years Ended December 31, 2005, December 25, 2004 and December 27, 2003

							Notes Receivable from Sale of Common Stock
			Capital in Excess of Par Value
	Common Stock
	$0.01 Par Value			Accumulated Deficit	Treasury Stock
	Shares	Amount			Shares	Amount		Total
	(In thousands of dollars and shares)

Balance at December 28, 2002	14,043	$ 140	$ 430,992	$(490,797)	(212)	$ (2,996)	$ (350)	$(63,011)

Net loss applicable to common shareholders				(27,982)				(27,982)
Series B Participating Preferred Stock liquidation preference accrual			(15,157)	15,157				—
Stock options expensed			1,141					1,141
Gain on Recapitalization, net of issuance costs of $1,334			13,867					13,867
Issuance of Common Stock in conjunction with Recapitalization	8,186	82	19,564					19,646

Balance at December 27, 2003	22,229	$ 222	$ 450,407	$(503,622)	(212)	$ (2,996)	$ (350)	$(56,339)

Net income applicable to common shareholders				4,877				4,877
Earnings applicable to Series C Preferred Stock				124				124
Stock options expensed			184					184
Issuance of Common Stock for Chelsey Facility waiver fee	434	4	559					563
Issuance of Chelsey Common Stock Warrants			12,939					12,939
Tandem share expirations	(14)				(11)	(350)	350	—
Retirement of Treasury Stock	(223)	(1)	(3,345)		223	3,346		—

Balance at December 25, 2004	22,426	$ 225	$460,744	$(498,621)	—	—	—	$(37,652)

Net income applicable to common shareholders				11,663				11,663
Earnings applicable to Series C Preferred Stock				294				294
Stock options expensed			147					147

Balance at December 31, 2005	22,426	$ 225	$460,891	$(486,664)	—	—	—	$(25,548)

See notes to Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, December 25, 2004 and December 27, 2003

1. BACKGROUND OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations — Hanover Direct, Inc., (the “Company” or we), a Delaware corporation, is a specialty direct marketer that markets a diverse portfolio of home fashions as well as men’s and women’s apparel, through mail-order catalogs and connected Internet websites directly to the consumer (“direct commerce”). The Company also manufactures super-premium down comforters, pillows and featherbeds under the Scandia Down brand name, which are sold through third party luxury retailers in North and South America. We provide third party, end-to-end, fulfillment, logistics, telemarketing and information technology services to businesses formerly owned by the Company and select third party companies involved in the direct marketing business.

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

On March 14, 2005, the Company sold all of the stock of Gump’s Corp. and Gump’s By Mail, Inc. (collectively, “Gump’s”) (See Note 4). The Consolidated Statements of Income reflects the Gump’s operating results and gain on sale as discontinued operations. In addition, in the Consolidated Statement of Cash Flows for the year ended December 31, 2005, the change in assets and liabilities reflects Gump’s as discontinued operations.

Fiscal Year — The Company operates on a 52 or 53-week fiscal year, ending on the last Saturday in December. The year ending December 31, 2005 was reported as a 53-week year, while the years ended December 25, 2004 and December 27, 2003 were reported as 52-week years.

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

Inventories — Inventories consist principally of merchandise held for resale and are stated at the lower of cost or market. Cost, which is determined using the first-in, first-out (FIFO) method, includes the cost of the product as well as capitalized freight-in charges. Raw materials and work in process represented approximately 5% and 7% of the inventory balance as of December 31, 2005 and December 25, 2004, respectively. The Company considers slow moving inventory to be surplus and calculates a loss on the impairment as the difference between an individual item’s cost and the net proceeds anticipated to be received upon disposal. The Company utilizes various liquidation vehicles to dispose of aged inventory including special sale catalogs, sale sections within main catalogs, sale sections on the Company’s Internet websites, outlet stores and liquidations through off-price merchants. Such inventory is written down to its net realizable value if the expected proceeds of disposal are less than the cost of the merchandise.

Prepaid Catalog Costs — Prepaid catalog costs consist of direct response advertising costs related to catalog production and mailing. In accordance with Statement of Position 93-7, “Reporting on Advertising Costs,” these costs are deferred and amortized as selling expenses over the estimated period in which the sales related to such advertising are generated. Total selling expenses which includes both the amortization of catalog costs and other advertising expenses in the Company’s Consolidated Statements of Income (Loss) was $102.0 million, $90.9 million and $89.7 million for 2005, 2004 and 2003, respectively. Prepaid catalog costs at the end of 2005 and 2004 were $17.6 million and $15.6 million, respectively.

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

Reserves related to employee health and welfare claims — The Company maintains a self-insurance program related to losses and liabilities associated with employee health and welfare claims. Stop-loss coverage is held on both an aggregate and individual claim basis; thereby, limiting the amount of losses the Company will experience. Losses are accrued based upon estimates of the aggregate liability for claims incurred using the Company’s experience patterns. At December 31, 2005 and December 25, 2004, the Company had an accrued liability recorded in the amount of $0.6 million.

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

Cost of Sales and operating expenses — Cost of sales and operating expenses in the Consolidated Statements of Income (Loss) include the cost of merchandise sold and merchandise delivery expenses in addition to fulfillment, telemarketing and information technology expenses. Merchandise delivery expenses consist of the cost to ship packages to the customer utilizing a variety of shipping services, as well as the cost of packaging the merchandise for shipment. Total merchandise postage expense for 2005, 2004 and 2003 was $45.0 million, $34.8 million and $37.6 million, respectively. These costs are recognized upon receipt of delivery by the customer and are included in Cost of sales and operating expenses in the Company’s Consolidated Statements of Income (Loss). The cost of merchandise sold and merchandise postage expense deferred for shipments in transit for 2005 and 2004 were $1.6 million and $1.7 million, respectively.

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

Income Taxes — The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach for financial accounting and reporting of income taxes. The provision for income taxes is based on income after adjustment for those temporary and permanent items that are not considered in the determination of taxable income. The gross deferred tax asset is the total tax benefit available from net operating loss carryovers and temporary differences. A valuation allowance is calculated, based on the Company’s projections of its future taxable income, to establish the amount of deferred tax asset that the Company is expected to utilize on a “more-likely-than-not” basis. A deferred tax liability represents future taxes that may be due arising from the reversal of temporary differences. In 2003, due to a number of factors, including the annual limitation on utilization of net operating losses caused by the Chelsey Direct, LLC (“Chelsey”) purchase of Richemont Finance, S.A.’s (“Richemont”) stockholdings in the Company during the year (see Note 9), and lower projections of taxable income for future years, the Company made a decision to fully reserve the remaining net deferred tax asset (the gross deferred tax asset net of the then existing valuation allowance and deferred tax liability) by increasing the valuation allowance and recorded an $11.3 million deferred income tax provision. At December 31, 2005, the Company’s net deferred tax asset remains fully reserved with no additional deferred income tax provision required.

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

	December 31, 2005	December 25, 2004	December 27, 2003

Net income (loss)	$ 11,957	$ 5,001	$ (20,060)
Less:
Preferred stock dividends	--	--	7,922
Earnings applicable to preferred stock	294	124	--
Net income (loss) applicable to common shareholders	$ 11,663	$ 4,877	$ (27,982)
Basic net income (loss) per common share	$ 0.52	$ 0.22	$ (1.94)

Weighted-average common shares outstanding	22,426	22,220	14,439

Diluted net income (loss)	$ 11,663	$ 4,877	$ (27,982)
Diluted net income (loss) per common share	$ 0.36	$ 0.18	$ (1.94)

Weighted-average common shares outstanding	22,426	22,220	14,439
Effect of Dilution:
Stock options	2	9	--
Stock warrants	10,160	4,786	--
Weighted-average common shares outstanding assuming dilution	32,588	27,015	14,439

Diluted net loss per common share excluded incremental weighted-average shares of 20,979 for the year ended December 27, 2003. These incremental weighted-average shares were related to employee stock options and were excluded due to their anti-dilutive effect. Options for which the exercise price was greater than the average market price of common shares as of the fiscal years ended 2005, 2004 and 2003 were not included in the computation of diluted earnings per share as the effect would be antidilutive. These consisted of options totaling 1,069,600 shares, 1,270,883 shares and 1,388,145 shares, respectively.

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

— Membership Services: Customers may purchase memberships in a number of the Company’s Buyers’ Club programs for an annual fee. For memberships purchased during the following periods, certain of the Buyers’ Club programs contained a guarantee that the customer would receive discounts or savings, at least equal to the cost of his or her membership or we would refund the difference with a merchandise credit at the end of the membership period: Silhouettes from July 1998 through March 2004; Domestications from April 2002 through March 2004; and Men’s Apparel from April 2003 through March 2004. Currently, for memberships purchased during the periods in which the Buyers’ Club memberships contained a guarantee, revenue net of actual cancellations was recognized on a monthly basis over the membership period subsequent to the end of the thirty-day cancellation period, with the revenue recognized equal to the lesser of the cumulative amount determined using the straight-line method or the actual benefit received by each customer as of the end of each period. For the Buyers’ Club memberships that did not contain a guarantee, revenue net of actual cancellations was recognized on a monthly basis over the membership period subsequent to the end of the thirty-day cancellation period, using the straight-line method. We also receive commission revenue related to our solicitation of the Vertrue membership programs. The Company receives a monthly commission based on the number of memberships sold with additional revenue recognized if certain program performance levels are attained for each fiscal year. The additional revenue is not recognized until the performance level is attained. Until March 21, 2006, we marketed membership programs under an agreement with MemberWorks, Incorporated (now known as “Vertrue”). After the expiration of the agreement with Vertrue, we began offering membership programs provided by Encore Marketing International (“Encore”) under a two year agreement. Under our agreement with Encore, we are paid a commission for each customer who places an order for a membership program and a renewal commission for each member who is still a member at the end of the member’s then current membership year. We received commission revenue from the Magazine Direct magazine subscription program through May 2003 when the program was discontinued. The commission revenue recognized by the Company for the Magazine Direct magazine program was on a per-solicitation basis according to the number of solicitations made, with additional revenue recognized if the customer accepted the solicitation. Collectively, the amount of revenues the Company received from these sources was $14.3 million, or 3.5% of net revenues, $10.3 million, or 2.8% of net revenues, and $9.3 million, or 2.5% of net revenues in 2005, 2004 and 2003, respectively.

— B-to-B Services: Revenues from the Company’s e-commerce transaction services are recognized as the related services are provided. Customers are charged on an activity unit basis, which applies a contractually specified rate according to the type of transaction service performed. Revenues recorded from the Company’s B-to-B services were $32.9 million, or 8.1% of net revenues, $20.8 million, or 5.8% of net revenues, and $20.0 million, or 5.4% of net revenues, for 2005, 2004 and 2003, respectively.

— Financial Instruments: The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, short- and long-term debt (including the Wachovia Facility and excluding the Chelsey Facility) and capital lease obligations approximate fair value due to the short maturities of these instruments. The carrying amounts for long-term debt related to the Chelsey Facility are net of the remaining un-accreted debt discount of $8.5 million. The fair value of the long-term debt related to the Chelsey Facility is approximately equal to the gross amount outstanding under the facility of $20.0 million since the interest rate on this loan is a floating rate of 5.0% above the prime rate publicly announced by Wachovia.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. The Company has adopted the provisions of SFAS 151 effective January 1, 2006 and does not expect that such adoption will have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment” (“SFAS 123R”). SFAS 123R requires measurement and recording of compensation expense for all employee share-based compensation awards using a fair value method. The Company currently accounts for its stock-based compensation to employees using the fair value-based methodology under SFAS 123. The Company has adopted the provisions of SFAS 123R effective January 1, 2006 and does not expect that such adoption will have a material effect on the Company’s results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle. We are required to adopt the provisions of SFAS 154 effective January 1, 2006. The Company has adopted the provisions of SFAS 154 and does not expect any current impact.

2. PRIOR RESTATEMENT OF FINANCIAL STATEMENTS AND OTHER RELATED MATTERS

We restated the consolidated financial statements for the fiscal years ended December 27, 2003 and December 28, 2002 which were included in the Annual Report on Form 10-K filed for the 2004 fiscal year filed on February 21, 2006. We also restated the quarterly financial information for fiscal 2003 and the first two quarters of fiscal 2004 (collectively, the “Restatement”). The Restatement corrected errors in the account treatment of (i) a guarantee related to certain of our Buyer’s Club programs, (ii) our revenue recognition policies on shipped merchandise, (iii) a reserve relating to claims for post employment benefits, (iv) customer prepayments and credits, and (v) certain other accruals. The consolidated financial statements reflect the effects of the Restatement.

As a result of the Restatement, the Audit Committee of the Board of Directors hired independent outside counsel to assist with an investigation of certain of the matters relating to the Restatement and other accounting-related matters. The Securities and Exchange Commission (“SEC”) also informed the Company that it was conducting an informal inquiry which is ongoing.

The Company’s common stock was formally suspended from trading on the American Stock Exchange (the “AMEX”) on February 2, 2005 as a result of the Company’s inability to comply with the AMEX’s continued listing standards and because the Company did not file on a timely basis its Form 10-Q for the fiscal quarter ended September 25, 2004 which in turn was attributable to the Restatement. The Common Stock was removed from listing and registration on the AMEX effective February 16, 2005. Current trading information about the Company’s common stock can be obtained from the Pink Sheets (www.pinksheets.com) under the trading symbol HNVD.PK.

3. DIVIDEND RESTRICTIONS

The Company is restricted from paying dividends on its Common Stock or from acquiring its Common Stock by covenants contained in loan agreements to which the Company is a party.

4. DIVESTITURES

Sale of Gump’s

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

After the sale, the Company continued as the guarantor of one of the two leases for the San Francisco building where the store is located (the Company was released from liability on the other lease). The Purchaser is required to use its commercially reasonable efforts to secure the Company’s release from the guarantee within a year of the closing. If the Purchaser cannot secure the Company’s release within a year of the closing, an affiliate of the Purchaser will either (i) transfer a percentage interest in its business so that the Company will own, indirectly, 5% interest of the Purchaser’s common stock, or (ii) provide the Company with a $2.5 million stand-by letter of credit or other form of compensation acceptable to the Company to reimburse the Company for any liabilities the Company may incur under the guarantee until the Company is released from the guarantee or the lease is terminated. As of March 6, 2006 there are $6.8 million (net of $0.5 million in expected sublease income) in lease commitments for which the Company is the guarantor. Based on its evaluation, the Company has concluded it is unlikely any payments will be required under the guarantee, thus had not established a guarantee liability as of the March 14, 2005 sale date or as of December 31, 2005. To date the Purchaser has not secured the Company’s release from the guarantee and the Company has started negotiations with the Purchaser on an acceptable form of compensation.

The Company entered into a Direct Marketing Services Agreement with the Purchaser to provide telemarketing and fulfillment services for the Gump’s catalog and direct marketing businesses for 18 months. We have the option to extend the term for an additional 18 months.

Listed below are the carrying values of the major classes of assets and liabilities of Gump’s included in the Consolidated Balance Sheets:

In thousands (000’s)	December 25, 2004
Total current assets	$ 10,842
Total non-current assets	$ 3,221
Total assets	$ 14,063
Total current liabilities	$ 6,727
Total non-current liabilities	$ 3,283
Total liabilities	$ 10,010

Listed below are the revenues and income before income taxes included in the Consolidated Statements of Income (these results exclude certain corporate overhead charges allocated to Gump’s for services provided by the Company to run the business):

In thousands (000’s)	For the Year Ended December 31, 2005	For the Year Ended December 25, 2004	For the Year Ended December 27, 2003
Net revenues	$ 7,241	$ 42,634	$ 44,188
Income before income taxes	$ 2,974a	$ 2,967	$ 1,215

a) Includes a gain on disposal of $3,576 at December 31, 2005

Sale of Improvements Catalog

On March 27, 2003, the Company and HSN, a division of USA Networks, Inc.’s Interactive Group and purchaser of certain assets and liabilities of the Company’s Improvements business on June 29, 2001, amended the asset purchase agreement to provide for the release of the remaining $2.0 million balance of the escrow fund and to terminate the escrow agreement. As part of the amendment, HSN forfeited its ability to receive a reduction in the original purchase price and Keystone issued a credit to HSN for $0.1 million. This credit was utilized by HSN during March 2003. On March 28, 2003, the remaining $2.0 million escrow balance was received by the Company, thus terminating the escrow agreement.

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

5. SPECIAL CHARGES

2004 Plan

On June 30, 2004 the Company announced its plan to consolidate the operations of the LaCrosse, Wisconsin fulfillment center and storage facility into the Roanoke, Virginia fulfillment center by June 30, 2005. The LaCrosse fulfillment center and the storage facility were closed in June 2005 and August 2005, upon the expiration of their respective leases. The Company substantially completed the consolidation into the Roanoke, Virginia fulfillment center by the end of June 2005. The Company has incurred approximately $0.8 million in facility exit costs from the date of the announcement through December 31, 2005. The Company accrued $0.5 million in severance and related costs during 2004 associated with the LaCrosse operations and the elimination of 149 full and part-time positions, of which 96 employees have been or are being provided severance benefits by the Company. Since the consolidation of our fulfillment centers, our Roanoke fulfillment center has experienced high levels of employee turnover and lower productivity that has resulted in higher costs being incurred in the fulfillment center. This trend of high levels of employee turnover and lower productivity continued through the end of fiscal 2005 and is expected to continue during 2006.

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

During 2005, the reserve activity represents the utilization of the severance reserves established in 2004 for the LaCrosse fulfillment center and storage facility and the International Male and Undergear catalog operations as well as additional net severance reductions of less than $0.1 million.

2000 Plan

In December 2000, the Company began a strategic business realignment program that resulted in the recording of special charges for severance, facility exit costs and fixed asset write-offs. The actions related to the strategic business realignment program were taken in an effort to direct the Company’s resources primarily towards a loss reduction strategy and return to profitability.

In 2003, special charges were recorded in the amount of $0.2 million primarily for additional severance costs associated with the Company’s strategic business realignment program.

Plan Summary

At December 31, 2005, a current liability of less than $0.1 million was included within Accrued Liabilities relating to future payments in connection with the Company’s 2000 and 2004 plans. It consists of the following (in thousands):

	Severance & Personnel Costs		Real Estate Lease & Exit Costs	Information Technology Leases
	2004 Plan	2000 Plan	2000 Plan	2000 Plan	Total

Balance at December 28, 2002	$ --	$ 1,452	$ 6,417	$ 163	$ 8,032
2003 expenses Gump’s 2003 charges Gump’s Paid in 2003	-- -- --	149 142 --	62 951 (513)	-- -- --	211 1,093 (513)
Paid in 2003	--	(1,538)	(1,328)	(163)	(3,029)
Balance at December 27, 2003	$ --	$ 205	$ 5,589	$ --	$ 5,794
2004 expenses (reductions) Gump’s 2004 (reductions) Gump’s Paid in 2004	1,664 -- --	-- (31) --	20 (117) (786)	-- -- --	1,684 (148) (786)
Paid in 2004	(146)	(174)	(1,346)	--	(1,666)
Balance at December 25, 2004	$ 1,518	$ --	$ 3,360	$ --	$ 4,878
2005 expenses (reductions) Gump’s Paid in 2005	(69) --	-- --	-- (63)	-- --	(69) (63)
Paid in 2005	(1,428)	--	(475)	--	(1,903)
Reductions due to sale of Gump’s	--	--	(2,822)	--	(2,822)
Balance at December 31, 2005	$ 21	$ --	$ --	$ --	$ 21

The following is a summary of the liability related to real estate lease and exit costs, by location, as of December 25, 2004 and includes lease and exit costs related to the Gump’s operations that were sold on March 14, 2005 (in thousands):

December 25, 2004

Gump’s facility, San Francisco, CA	$ 2,885
Corporate facility, Weehawken, NJ	386
Corporate facility, Edgewater, NJ	68
Administrative and telemarketing facility, San Diego, CA	21
Total Real Estate Lease and Exit Costs	$ 3,360

6. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31, 2005	December 25, 2004
Special charges	$ 21	$ 2,460
Reserve for future sales returns	2,240	1,985
Compensation and benefits	4,836	5,670
Income and other taxes	149	470
Litigation and other related accruals	78	5,023
Other (1)	5,017	4,927
Total	$ 12,341	$ 20,535

(1) Other consists of items that are individually less than 5% of current liabilities.

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

Debt consists of the following (in thousands):

	December 31,	December 25,
	2005	2004
Wachovia facility:
Tranche A term loans – Current portion, interest rate of 7.5% in 2005 and 5.5% in 2004	$ 1,992	$ 1,992
Revolver, interest rate of 7.5% in 2005 and 5.5% in 2004	8,066	14,408
Capital lease obligations – Current portion	47	290
Short-term debt	$ 10,105	$ 16,690

Wachovia facility:
Tranche A term loans – interest rate of 7.5% in 2005 and 5.5% in 2004	$ 994	$ 2,985
Chelsey facility – stated interest rate of 12.0% in 2005 and 10.0% in 2004 (5% above prime rate)	11,545	8,159
Capital lease obligations	4	52
Long-term debt	$ 12,543	$ 11,196
Total debt	$ 22,648	$ 27,886

Wachovia Facility

Wachovia and the Company are parties to a Loan and Security Agreement dated November 14, 1995 (as amended by the First through Thirty-Fifth Amendments, the “Wachovia Loan Agreement”) pursuant to which Wachovia provided the Company with the Wachovia Facility which has included, since inception, one or more term loans and a revolving credit facility (“Revolver”). The Wachovia Facility expires on July 8, 2007.

Prior to the Chelsey Facility, there were two term loans outstanding, Tranche A and Tranche B, under the Wachovia Facility. The Tranche B term loan had a principal balance of approximately $4.9 million and bore interest at 13.0% when the Company used a portion of the proceeds of the Chelsey Facility to repay this loan on July 8, 2004. The Tranche A term loan had a principal balance of approximately $3.0 million as of December 31, 2005, of which approximately $2.0 million is classified as short term and approximately $1.0 million is classified as long term on the Consolidated Balance Sheet. The Tranche A term loan bears interest at 0.5% over the Wachovia prime rate and requires monthly principal payments of approximately $0.2 million.

The Revolver has a maximum loan limit of $34.5 million, subject to inventory and accounts receivable sublimits that limit the credit available to the Company’s subsidiaries, which are borrowers under the Revolver. The interest rate on the Revolver is currently 0.5% over the Wachovia prime rate. As of December 31, 2005, the interest rate on the Revolver was 7.5%.

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

2006 Amendment to Wachovia Loan Agreement

Effective March 28, 2006 the Company and Wachovia amended the Wachovia Loan Agreement (“Thirty-Fifth Amendment”) which reduced the interest rate on the Revolver to the Wachovia prime rate plus 0%, eliminated the annual Revolver fee, reset certain financial covenants and consented to certain transactions between the Company’s subsidiaries. There were no fees paid in connection with this amendment.

On March 28, 2006 the Company and Chelsey Finance entered into a similar amendment of the Chelsey Facility to reset certain financial covenants and consents to certain transactions.

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

There were $9.2 million in letters of credit outstanding as of December 31, 2005 under the Wachovia Facility. Remaining availability under the Wachovia Facility as of December 31, 2005 was $13.8 million.

Chelsey Facility

On July 8, 2004, the Company closed on the Chelsey Facility, a $20.0 million junior secured credit facility with Chelsey Finance that was recorded net of a debt discount, at $7.1 million at issuance. The Chelsey Facility has a three-year term, subject to earlier maturity upon the occurrence of a change in control or sale of the Company (as defined), and carries a stated interest rate of 5.0% above the prime rate publicly announced by Wachovia. The financial and non-financial covenants contained in the Chelsey Facility mirror those in the Wachovia Facility except that the quantitative measures for the consolidated working capital and EBITDA covenants are 10.0% less restrictive and the consolidated net worth covenant is 5.0% less restrictive than the comparable financial covenants in the Wachovia Facility. The Chelsey Facility is secured by a second priority lien on substantially all of the assets of the Company. As part of this transaction, Chelsey Finance entered into an intercreditor and subordination agreement with Wachovia. At December 31, 2005, the amount recorded as debt on the Consolidated Balance Sheet is $11.5 million, net of the un-accreted debt discount of $8.5 million.

Under the original terms of the Chelsey Facility, the Company was obligated to make payments of principal of up to the full outstanding amount of the Chelsey Facility in each quarter, provided, among other things: (1) the aggregate amount of availability under the Wachovia Facility is at least $7.0 million, (2) the cumulative EBITDA for the four fiscal quarters immediately preceding the quarter in which the payment is made is at least $14.0 million, and (3) the aggregate amount of principal prepayments is no more than $2.0 million in any quarter. Subsequent to the closing of the Chelsey Facility, the Company and Chelsey Finance amended the Chelsey Facility to provide that the Company was not obligated to make principal payments prior to the July 8, 2007, except in the event of a change in control or sale of the Company. This resulted in the recorded amount of the Chelsey Facility plus the accreted cost of the debt discount (as described below) being classified as long term on the Company’s Consolidated Balance Sheets as of December 31, 2005 and December 25, 2004.

In consideration for providing the Chelsey Facility to the Company, Chelsey Finance received a closing fee of $0.2 million and a warrant (the “Common Stock Warrant”) with a fair value of $12.9 million, exercisable immediately and for a period of ten years to purchase 30.0% of the fully diluted shares of Common Stock of the Company (equal to 10,259,366 shares of Common Stock) at an exercise price of $0.01 per share. The closing fee of $0.2 million was recorded as a deferred charge in other assets on the Company’s Consolidated Balance Sheets and is being amortized over the three-year term of the Chelsey Facility utilizing the interest-method. Because the issuance of the Common Stock Warrant was subject to shareholder approval, the Company initially issued a warrant to Chelsey Finance to purchase newly-issued Series D Participating Preferred Stock (“Series D Preferred”) that was automatically exchanged for the Common Stock Warrant on September 23, 2004 following receipt of shareholder approval.

In connection with the closing of the Chelsey Facility, Chelsey waived its blockage rights over the issuance of senior securities and received in consideration a waiver fee equal to 1.0% of the liquidation preference of the Series C Preferred, payable in 434,476 shares of Common Stock (calculated based upon the fair market value thereof two business days prior to the closing date). The $0.6 million waiver fee was recorded as a deferred charge within other assets on the Company’s Consolidated Balance Sheets and is being amortized over the remaining redemption period of the Series C Preferred utilizing the interest-method. After consideration of the waiver fee paid in Common Stock and the change in the par value of Common Stock (see note 9), the Company’s Common Stock increased by less than $0.1 million and Capital in excess of par value increased by $0.6 million. Both the shares underlying the Common Stock Warrant and the shares issued in payment of the waiver fee are subject to an existing Registration Rights Agreement between the Company and Chelsey. The Company has assessed whether the warrants should be classified as either a liability or equity in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and concluded that since the requirements are only a “best efforts” registration requirement, the warrants should be classified as equity.

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

In accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”), proceeds received from the sale of debt with detachable stock purchase warrants should be allocated to both the debt and warrants, with the portion allocable to the warrants to be accounted for as Capital in excess of par value with the remaining portion of $7.1 million classified as debt. The fair value of the Common Stock Warrant of $12.9 million was determined using the Black-Scholes option pricing model and is being treated as debt discount, which will be accreted as interest expense utilizing the interest method over the 36-month term of the Chelsey Facility. The assumptions used for the Black-Scholes option pricing model were as follows: risk-free interest rate of 4.5%, expected volatility of 80.59%, an expected life of ten years and no expected dividends. A summary of the debt relating to the Chelsey Facility is as follows (in thousands):

	December 31, 2005	December 25, 2004
Amount Borrowed Under the Chelsey Facility	$ 20,000	$ 20,000
Fair Value of Common Stock Warrant (Recorded as Capital in excess of par value)	(12,939)	(12,939)
Accretion of Debt Discount (Recorded as Interest Expense)	4,484	1,098

	$ 11,545	$ 8,159

For the 53- weeks ending December 31, 2005 and the 52- weeks ended December 25, 2004, the Company has incurred approximately $5.9 million and $2.1 million of interest expense (including the accretion of debt discount and amortization of debts costs), respectively, and has made interest payments of approximately $2.2 million and $0.8 million, respectively, related to the Chelsey Facility.

General

At December 31, 2005, the aggregate future annual principal payments required on debt instruments (including capital lease obligations) are as follows (in thousands): 2006 — $10,105; 2007 — $20,998.

8. PREFERRED STOCK

Currently, the Company has one series of preferred stock outstanding, Series C Preferred. Chelsey holds all 564,819 outstanding shares of Series C Preferred which it acquired after a series of transactions that began with its May 19, 2003 acquisition of all of the Series B Participating Preferred Stock (“Series B Preferred”) from Richemont.

Prior to Chelsey’s acquisition, Richemont held all of the 1,622,111 shares of Series B Preferred, the only preferred stock then outstanding. The Series B Preferred had a par value of $0.01 per share and a liquidation preference initially of $47.36 per share, increasing thereafter to a maximum of $86.85 per share in 2005.

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

If the Company liquidates, dissolves or is wound up, the holders of the Series C Preferred are entitled to a liquidation preference of $100 per share, or an aggregate of approximately $56.5 million based on the shares of Series C Preferred currently owned by Chelsey, plus all accrued and unpaid dividends on the Series C Preferred. As described further below, commencing January 1, 2006, dividends are payable quarterly on the Series C Preferred at the rate of 6% per annum, but such dividends may be accrued at the Company’s option. Effective October 1, 2008 and assuming the Company’s election to accrue all dividends from January 1, 2006 through such date, the maximum aggregate amount of the liquidation preference plus accrued and unpaid dividends on the Series C Preferred will be approximately $72.7 million.

Commencing January 1, 2006, dividends are payable quarterly on the Series C Preferred at the rate of 6.0% per annum, with the preferred dividend rate increasing by 1 1/2% per annum on each anniversary of the dividend commencement date until redeemed. At the Company’s option, in lieu of cash dividends, the Company may accrue dividends that will compound at a rate 1.0% higher than the applicable cash dividend rate. The Series C Preferred is entitled to participate ratably with the Common Stock on a share for share basis in any dividends or distributions on the Common Stock. The right to participate has anti-dilution protection. The Wachovia Loan Agreement currently prohibits the payment of dividends.

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

9. CAPITAL STOCK

General — At December 31, 2005 there were 22,426,296 shares of Common Stock issued and outstanding. Additionally, an aggregate of 1,169,600 and 10,259,366 shares of Common Stock were reserved for issuance pursuant to the exercise of outstanding options and common stock warrants, respectively, at December 31, 2005. After its January 10, 2005 purchase of an aggregate of 3,799,735 shares of Common Stock formerly held by Regan Partners, L.P., Regan International Fund Limited and Basil Regan, which was reported in an SEC filing, Chelsey and related affiliates beneficially owned approximately 69% of the issued and outstanding Common Stock and approximately 76% of the Common Stock after giving effect to the exercise of all outstanding options and warrants to purchase Common Stock beneficially owned by Chelsey. In addition, Chelsey is holder of all of the Company’s Series C Preferred. Including the Series C Preferred and outstanding options and warrants (after giving effect to the exercise of all outstanding options and warrants) beneficially owned by Chelsey, Chelsey maintains approximately 91% of the voting rights of the Company. Effective July 30, 2004, Basil Regan resigned from the Board of Directors and continued to hold the right to appoint a designee to the Company’s Board of Directors until the January 10, 2005 sale of Common Stock held by Regan Partners, L.P., Regan International Fund Limited and Basil Regan to Chelsey.

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

10. MANAGEMENT AND COMPENSATION

The Company has employment agreements with its CEO and CFO and has letter agreements with other officers.  In general, the agreements have terms of up to two years and provide severance payments of up to 18 months of salary.

The Company has entered into severance and change in control agreements with various officers and other senior employees over the years.  In 2005, the Company incurred an aggregate of $0.6 million in costs for severance; in 2004 and 2003 the Company incurred an aggregate of $2.6 million and $2.1 million, respectively costs for severance and change in control payments.

The Company is currently involved in litigation with four former employees who were denied change in control payments.

11. EMPLOYEE BENEFIT PLANS

The Company maintains two defined contribution 401(k) plans that are available to all employees of the Company. The Company matches a percentage of employee contributions to the plans up to $13,000. Matching contributions for both plans was $0.4 million for fiscal year 2005 and $0.5 million for fiscal years 2004 and 2003.

12. INCOME TAXES

On May 19, 2003 the Company had a change in control, as defined by Internal Revenue Code Section 382, which places an annual limit of $3.0 million on the utilization of the Company’s Federal income tax net operating loss (“NOL”) carryovers and alternative minimum tax net operating loss (“AMT NOL”) carryovers that existed prior to the change in control date. The unused portion of the $3.0 million annual limitation for any year may be carried forward to succeeding years to increase the annual limitation for those succeeding years. In addition to the Section 382 annual limit, the utilization of AMT NOLs in any year is further limited to 90% of that year’s Federal alternative minimum taxable income.

At December 31, 2005, the Company’s NOLs and AMT NOLs significantly exceeded the maximum utilizable pursuant to the above limits. The Company estimates that maximum utilizable carryforwards consist of $55.7 million of NOLs and AMT NOLs, expiring between 2019 and 2023, subject to a $3.0 million annual limitation under Section 382 and $1.9 million of NOLs and $2.2 million of AMT NOLs, both expiring between 2023 and 2025, not subject to such limitation.

As a result of differences between financial and tax accounting rules, the Company recognized a long-term capital loss carryover (“LTCL”) of $27.5 million from the disposal of Gump’s (see Note 4) that expires in 2010. The Company may be unable to utilize its LTCL before it expires without the sale of core assets. No such transactions are currently contemplated.

The Company has charitable contribution carryovers totaling $0.9 million; $0.6 million, expiring between 2006 and 2008, is subject to the same $3.0 million annual Section 382 limit discussed above and $0.3 million, expiring between 2008 and 2010, is not subject to such limit. The deduction for charitable contribution carryovers in any future year within the carryover period is limited, however, to the excess of 10% of taxable income, computed without the deduction for contributions, over the amount contributed in that year.

SFAS 109 requires management to assess the realizability of the Company’s deferred tax assets. Realization of the future tax benefits is dependent, in part, on the Company’s ability to generate taxable income within the carry forward period and the periods in which net temporary differences reverse. Future levels of operating income and taxable income are dependent upon general economic conditions, competitive pressures on sales and margins, postal and other delivery rates, and other factors beyond the Company’s control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of the carryovers described above and reversals of temporary differences. Management believes that the $3.6 million deferred tax asset (excluding the $3.6 million deferred tax liability), as of December 31, 2005, represents a “more-likely-than-not” estimate of the future utilization of the above-mentioned carryovers and the reversal of temporary differences. The valuation allowance increased by $5.7 million in 2005 and decreased by $0.1 million in 2004. Management will continue to routinely evaluate the likelihood of future profits and the necessity of future adjustments to the valuation allowance.

The Company’s Federal income tax provision consists of current income taxes of $21,000 in 2005 and $146,000 in 2004 and deferred income taxes of $11.3 million in 2003. The Company’s state income tax provision consists of current income taxes of $8,000 in 2005, $28,000 in 2004 and $28,000 in 2003.

The components of the net deferred tax asset at December 31, 2005 and December 25, 2004 are as follows (in millions):

	2005			2004
	Current	Non Current	Total	Current	Non Current	Total
Deferred Tax Assets
Federal and state tax NOL, capital loss, alternative minimum tax and business tax credit carry forwards	$ 0.9	$ 31.6	$ 32.5	$ 1.4	$ 20.1	$ 21.5
Allowance for doubtful accounts	0.3	—	0.3	0.5	—	0.5
Property and equipment	—	2.0	2.0	—	4.0	4.0
Mailing lists and trademarks	—	0.2	0.2	—	0.3	0.3
Accrued liabilities	2.4	—	2.4	4.7	—	4.7
Customer prepayments and credits	4.3	—	4.3	4.6	—	4.6
Deferred rent credits	—	—	—	0.7	1.3	2.0
Stock option compensation	—	1.0	1.0	—	1.2	1.2
Total	7.9	34.8	42.7	11.9	26.9	38.8
Valuation allowance	7.3	31.8	39.1	10.2	23.1	33.3
Deferred tax asset, net of valuation allowance	0.6	3.0	3.6	1.7	3.8	5.5
Deferred Tax Liabilities
Inventories	(0.2)	—	(0.2)	(0.3)	—	(0.3)
Prepaid catalog costs	(3.2)	—	(3.2)	(3.5)	—	(3.5)
Other current assets	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Excess of net assets of acquired business	—	—	—	—	(1.5)	(1.5)
Other	—	(0.1)	(0.1)	—	(0.1)	(0.1)
Deferred tax liability	(3.5)	(0.1)	(3.6)	(3.9)	(1.6)	(5.5)
Net deferred tax (liability) asset	$ (2.9)	$ 2.9	$ 0.0	$ (2.2)	$ 2.2	$ 0.0

The Company’s effective tax rate for the three fiscal years presented differs from the Federal statutory income tax rate due to the following:

	2005 Percent of Pre-tax Income	2004 Percent of Pre-tax Income	2003 Percent of Pre-tax Loss
Tax expense (benefit) at Federal statutory rate	35.0%	35.0%	(35.0)%
State and local taxes, net of Federal benefit	0.1	0.8	0.2
Permanent differences:
$1million salary limit and stock option compensation	—	—	9.7
Non-deductible interest expense on Series B Preferred Stock	—	—	25.5
Other permanent differences	(0.6)	1.7	(0.9)
Change in valuation allowance	(34.2)	(29.6)	114.4
Tax expense at effective tax rate	0.3%	7.9%	113.9%

13. LEASES

The Company is the lessee under certain leases that require it to pay real estate taxes and common area maintenance by the Company. Most leases are accounted for as operating leases and include various renewal options with specified minimum rentals. Rental expense for operating leases was as follows (in thousands):

	Year Ended
	2005	2004	2003
Rent expense by lease type:
Land and building	$ 2,842	$ 3,207	$ 3,310
Computer equipment	142	362	1,359
Plant, office and other	286	327	510
Rent expense	$ 3,270	$ 3,896	$ 5,179

The amounts above exclude the net minimum rentals for the Gump’s operations of $0.2 million, $1.4 million and $1.5 million for 2005, 2004 and 2003, respectively.

Future minimum lease payments as of December 31, 2005 under non-cancelable operating leases, by lease type are as follows (in thousands):

Year Ending	Land and Buildings	Computer Equipment	Plant, Office and Other	Total
2006	$ 2,094	$ 71	$ 245	$ 2,410
2007	1,157	62	146	1,365
2008	1,138	46	88	1,272
2009	1,140	—	2	1,142
2010	1,157	—	—	1,157
Thereafter (extending to 2015)	5,182	—	—	5,182
Total future minimum lease payments	$ 11,868	$ 179	$ 481	$ 12,528

The Company leases certain machinery and equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheet in Furniture, fixtures and equipment and was $1.5 million at both December 31, 2005 and December 25 2004. Accumulated amortization of the leased equipment at December 31, 2005 and December 25, 2004 was $1.4 million and $1.1 million, respectively. The future minimum lease payments as of December 31, 2005 are as follows (in thousands):

Year Ending	Total
2006	$ 49
2007	4

Total minimum lease payments	$ 53
Less:
Amount representing interest computed at annual
rates ranging from 7.5% to 8.5%	(2)
Present value of net minimum lease payments	51
Less:
Current maturities of capital lease obligations	(47)
Long-term capital lease obligations	$ 4

The future minimum lease payments under non-cancelable leases that remain from the Company’s discontinued restaurant operations as of December 31, 2005 are as follows (in thousands):

Year Ending	Minimum Lease Payments	Sublease Income

2006	$ 72	$ (100)
Total minimum lease payments	$ 72	$ (100)

14. STOCK-BASED COMPENSATION PLANS

The Company has established several stock-based compensation plans for the benefit of its officers and employees. As discussed in the Summary of Significant Accounting Policies, the Company applies the fair-value-based methodology of SFAS No. 123 and, accordingly, has recorded stock compensation expense of $0.1 million, $0.2 million and $1.1 million for 2005, 2004 and 2003, respectively. The information below details each of the Company’s stock compensation plans, including any changes during the years presented.

1999 Stock Option Plan for Directors — In August 1999, the Board of Directors adopted the 1999 Stock Option Plan for Directors providing options to purchase shares of Common Stock to certain non-employee directors (the “Directors’ Option Plan”). The Company’s shareholders ratified the Directors’ Option Plan at the 2000 Annual Meeting of Shareholders. Under the Directors’ Option Plan, the Company may grant stock options to purchase up to 70,000 shares of Common Stock to eligible directors at an exercise price equal to the fair market value as of the grant date. An eligible director received an initial stock option grant to purchase 5,000 shares of Common Stock as of the effective date of his/her initial appointment or election to the Board of Directors. Furthermore, on each Award Date, defined as August 4, 2000 or August 3, 2001, eligible directors were granted options to purchase an additional 1,000 shares of Common Stock. Stock options granted have terms not to exceed ten years and shall be exercisable in accordance with the terms and conditions specified in each option agreement. In addition, options became exercisable over three years from the grant date. Option holders may pay for shares purchased on exercise in cash or Common Stock. As of December 31, 2005, no stock options remained outstanding or exercisable related to the 1999 Stock Option Plan for Directors.

The following table summarizes information concerning the options outstanding, granted and the weighted average exercise prices of options granted under the Directors’ Option Plan:

1999 Stock Option Plan for Directors

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	7,000	$ 18.50	42,000	$ 16.15	42,000	$ 16.15
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	(7,000)	$ 18.50	(35,000)	$ 15.68	—	—
Options outstanding, end of period	—	$ —	7,000	$ 18.50	42,000	$ 16.15
Options exercisable, end of period	—	$ —	7,000	$ 18.50	36,667	$ 17.98
Weighted average fair value of options granted	$ —		$ —		$ —

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

The following table summarizes information concerning the options outstanding, granted, forfeited and the weighted average exercise prices of options granted under the 2002 Directors’ Option Plan:

2002 Stock Option Plan for Directors

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	65,500	$2.04	71,000	$2.40	10,000	$ 2.30
Granted	—	—	26,000	1.60	61,000	2.41
Exercised	—	—	—	—	—	—
Forfeited	(2,500)	2.30	(31,500)	2.49	—	—
Options outstanding, end of period	63,000	$2.03	65,500	$2.04	71,000	$ 2.40
Options exercisable, end of period	44,000	$2.20	36,167	$2.35	47,167	$ 2.39
Weighted average fair value of options granted	$ —		$ 1.11		$ 1.83

The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model. The weighted average assumptions for grants in 2004 and 2003 under the 2002 Directors’ Option Plan were as follows: risk-free interest rate of 3.30% and 3.64%, respectively, expected volatility of 99.68% and 90.74%, respectively, expected life of four and six years, respectively, and no expected dividends.

The following table summarizes information about stock options outstanding at December 31, 2005 under the 2002 Directors’ Option Plan:

2002 Stock Option Plan for Directors

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.43	21,000	8.6	$1.43	7,000	$1.43
$ 1.95	5,000	7.0	$1.95	5,000	$1.95
$ 2.20	15,000	7.9	$2.20	13,333	$2.20
$ 2.30	5,000	8.3	$2.30	1,667	$2.30
$ 2.51	7,000	7.6	$2.51	7,000	$2.51
$ 2.54	5,000	7.6	$2.54	5,000	$2.54
$ 2.69	5,000	7.8	$2.69	5,000	$2.69
	63,000	8.0	$2.03	44,000	$2.20

2004 Stock Option Plan for Directors – During 2004, the Board of Directors adopted the 2004 Stock Option Plan for Directors providing stock options to purchase shares of Common Stock of the Company to certain non-employee directors (the “2004 Directors’ Option Plan”). The Company’s shareholders ratified the 2004 Directors’ Option Plan at the 2004 Annual Meeting of Shareholders. The Company may grant options to purchase up to 100,000 shares of Common Stock to eligible directors at an exercise price equal to the fair market value as of the grant date. An eligible director will receive an initial option grant to purchase 5,000 shares of Common Stock as of the effective date of his/her appointment or election to the Board of Directors. On each Award Date, defined as August 3, 2004, August 3, 2005 and August 3, 2006, eligible directors are to be granted options to purchase additional shares of Common Stock (to the extent the 2002 Stock Option Plan for Directors did not have enough remaining shares). Stock options granted have terms of 10 years and vest over three years from the grant date; however, if there is a Change in Control (as defined in the Hanover Direct, Inc. Directors Change of Control Plan), the participant has the cumulative right to purchase up to 100% of the option shares. Option holders may pay for shares purchased on exercise in cash or Common Stock. As of December 31, 2005 no options have been granted under the 2004 Directors’ Option Plan, as the automatic grant of options on August 3, 2004 was made under the 2002 Stock Option Plan for Directors, and the non-employee directors waived their right to the automatic grant of options to be granted on August 3, 2005.

Management Stock Option Plans — The Company approved for issuance to employees 2,000,000 shares of the Company’s Common Stock pursuant to the Company’s 2000 Management Stock Option Plan and 700,000 shares of the Company’s Common Stock pursuant the Company’s 1996 Stock Option Plan. Under both plans, the option exercise price is equal to the fair market value as of the grant date. However, for stock options granted to an employee owning more than 10% of the total combined voting power of all classes of Company stock, the exercise price is equal to 110% of the fair market value of the Company’s Common Stock as of the grant date. Stock options granted to an individual employee under the 2000 Management Stock Option Plan may not exceed 100,000 shares of the Company’s Common Stock. Stock options granted to an individual employee under the 1996 Stock Option Plan may not exceed 50,000 shares of the Company’s Common Stock and may be performance-based. All options granted must be specifically identified as incentive stock options or non-qualified stock options, as defined in the Internal Revenue Code. Furthermore, the aggregate fair market value of Common Stock for which an employee is granted incentive stock options that first became exercisable during any given calendar year shall be limited to $100,000. To the extent this limitation is exceeded, the option shall be treated as a non-qualified stock option. Stock options may be granted for terms not to exceed ten years and shall be exercisable in accordance with the terms and conditions specified in each option agreement. In the case of an employee who owns common stock possessing more than 10% of the total combined voting power of all classes of common stock, the options must become exercisable within five years. Due to the change in control that occurred on November 30, 2003, certain options became fully vested. Option holders may pay for shares purchased on exercise in cash or Common Stock.

The following table summarizes information concerning the options outstanding, granted and the weighted average exercise prices of options granted under the 1996 and 2000 Management Stock Option Plans:

1996 and 2000 Management Stock Option Plans

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	776,383	$ 7.44	822,145	$ 8.08	923,027	$ 8.13
Granted	100,000	0.92	127,000	1.84	6,500	2.32
Exercised	—	—	—	—	—	—
Forfeited	(239,783)	7.74	(172,762)	6.39	(107,382)	8.13
Options outstanding, end of period	636,600	$ 6.31	776,383	$ 7.44	822,145	$ 8.08
Options exercisable, end of period	513,426	$ 7.50	671,216	$ 8.32	802,920	$ 8.21
Weighted average fair value of options granted	$ 0.51		$ 1.34		$ 1.62

The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model. The weighted average assumptions for grants in 2005, 2004 and 2003 are as follows: risk-free interest rate of 3.96%, 3.44% and 3.58%, respectively, expected volatility of 87.55%, 103.78% and 90.96%, respectively, expected lives of four, four and six years, respectively, for 2005, 2004 and 2003, and no expected dividends.

The following table summarizes information about stock options outstanding at December 31, 2005 under both the 1996 and 2000 Management Stock Option Plans:

1996 and 2000 Management Stock Option Plans

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	exercisable	Price
$ 0.81 to $1.03	100,000	9.2	$ 0.92	33,334	$ 0.92
$ 1.44 to $2.10	127,000	8.4	$ 1.84	73,417	$ 1.90
$ 2.40 to $2.70	305,400	6.6	$ 2.40	302,475	$ 2.40
$ 10.10 to $14.38	10,000	0.8	$ 14.38	10,000	$ 14.38
$ 17.30 to $23.80	16,500	0.9	$ 23.21	16,500	$ 23.21
$ 26.61 to $31.88	77,700	3.3	$ 31.26	77,700	$ 31.26
	636,600	6.7	$ 6.31	513,426	$ 7.50

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

The fair value of the options was estimated to be $1.45 per share at the grant date based on the following assumptions: risk-free interest rate of 3.45%, expected life of four years, expected volatility of 103.71%, and no expected dividends. As of December 31, 2005, 66,667 options are exercisable and 100,000 shares are outstanding.

Meridian Options — In December 2000, the Company granted options (the “2000 Meridian Options”) for the purchase of an aggregate of 400,000 shares of Common Stock with an exercise price of $2.50 per share to Meridian, an affiliate of Mr. Shull who was a former Chief Executive Officer of the Company. These options were allocated as follows: Thomas C. Shull, 270,000 shares; Paul Jen, 50,000 shares; John F. Shull, 50,000 shares; Evan M. Dudik, 20,000 shares; and Peter Schweinfurth, 10,000 shares. All of the remaining 2000 Meridian Options are vested and are due to expire on March 31, 2006.

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

The following table summarizes information concerning the options outstanding, granted and the weighted average exercise prices of options granted for the 2000 Meridian Options and the 2001 Meridian Options:

Meridian Option Plans

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding, beginning of period	370,000	$2.64	490,000	$2.60	490,000	$2.60
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	(120,000)	2.50	—	—
Options outstanding, end of period	370,000	$2.64	370,000	$2.64	490,000	$2.60
Options exercisable, end of period	370,000	$2.64	370,000	$2.64	490,000	$2.60

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005 for the 2000 Meridian Options and the 2001 Meridian Options:

Meridian Option Plans

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.50	270,000	0.3	$ 2.50	270,000	$ 2.50
$ 3.00	100,000	0.3	$ 3.00	100,000	$ 3.00
	370,000	0.3	$ 2.64	370,000	$ 2.64

15. CONTINGENICES

Rakesh K. Kaul v. Hanover Direct, Inc.. On June 28, 2001, Rakesh K. Kaul, the former President and Chief Executive Officer of the Company, filed a complaint in the Federal District Court in the Southern District of New

York seeking post employment benefits. The Company’s Motion for Summary Judgment was granted in large part, dismissing most of Kaul’s claims. Kaul filed an appeal and on June 28, 2005 the Second Circuit Court of Appeals denied Kaul’s appeal. Kaul’s right to appeal the Second Circuit’s decision expired in August 2005.

Due to the expiration of Kaul’s rights to pursue this claim, the Company reversed the $4.5 million accrual related to this matter during the third fiscal quarter of 2005. This reversal reduced general and administrative expenses in the Consolidated Statements of Income (Loss) and accrued liabilities in the Consolidated Balance Sheet.

Litigation Related to Going Private Proposal:

Three substantially identical complaints have been filed against the Company, Chelsey and each of the Company’s directors: the first complaint was filed in Delaware Chancery Court by Glenn Friedman and L.I.S.T., Inc. as plaintiffs on March 1, 2006; the second complaint was filed in Delaware Chancery Court by Howard Lasker as plaintiff on March 7, 2006; and the third complaint was filed in Superior Court of New Jersey Chancery Division by Feivel Gottlieb as plaintiff on March 3, 2006. In each complaint, the plaintiffs challenge Chelsey’s going private proposal and allege, among other things, that the consideration to be paid in the going private proposal is unfair and grossly inadequate, that the special committee appointed by the Board of Directors of the Company cannot be expected to act independently, that Chelsey has manipulated the financial statements of the Company and its public statements in order to depress the stock price of the Company and that the proposal would freeze out the purported class members and capture the true value of the Company for Chelsey. In each complaint, plaintiffs seek class action certification, preliminary and permanent injunctive relief, rescission of the transaction if the offer is consummated and unspecified damages. The cases are in the initial pleadings phase. Based upon a preliminary analysis of the complaints, the Company believes that the complaints are without merit and intends to defend its interests vigorously.

SEC Informal Inquiry:

See Note 2 to the consolidated financial statements for a discussion of the informal inquiry being conducted by the SEC relating to the Company’s financial results and financial reporting since 1998.

Class Action Lawsuits:

The Company was a party to four class action/representative lawsuits that all involved allegations that the Company’s charges for insurance were invalid, unfair, deceptive and/or fraudulent.   During the third quarter of 2005, the Company favorably resolved three of the cases: one was settled for an aggregate payment of $39,500, the Company prevailed in another case which led to the plaintiff in the third case voluntarily dismissing his case.  In the remaining case, Martin v. Hanover Direct, Inc., et. al., the Company prevailed in its appeal of class certification in an October 25, 2005 decision.  Martin filed an Application for Rehearing and a Petition for a Writ of Certiorari in the Oklahoma Supreme Court, both of which were denied during the first quarter of 2006.

The Company established a $0.5 million reserve during the third quarter of 2004 for the class action lawsuits described above for settlements and the Company’s current estimate of future legal fees to be incurred. The balance of the reserve as of December 31, 2005 is $0.1 million.

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

17. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in thousands, except per share amounts)
2005
Net revenues	$ 89,682	$ 100,231	$ 96,839	$ 120,690
Income before interest and income taxes	2,072	3,411	8,994	2,659
Income from continuing operations	239	1,444	6,796	482
Net income and comprehensive income	3,227	1,452	6,796	482
Net income applicable to common shareholders	$ 3,148	$ 1,416	$ 6,629	$ 470
Net Income Per Common Share:
From continuing operations – basic	$ 0.01	$ 0.06	$ 0.30	$ 0.02
From continuing operations – diluted	$ 0.01	$ 0.04	$ 0.20	$ 0.01
From discontinued operations – basic	$ 0.13	$ 0.00	$ 0.00	$ 0.00
From discontinued operations – diluted	$ 0.09	$ 0.00	$ 0.00	$ 0.00
Net income – basic	$ 0.14	$ 0.06	$ 0.30	$ 0.02
Net income – diluted	$ 0.10	$ 0.04	$ 0.20	$ 0.01

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in thousands, except per share amounts)
2004
Net revenues	$ 81,281	$ 87,744	$ 85,443	$ 106,058
Income before interest and income taxes	109	624	2,081	4,499
Income (loss) from continuing operations	(600)	(186)	444	2,376
Net income (loss) and comprehensive income (loss)	(796)	33	711	5,053
Net income (loss) applicable to common shareholders	$ (796)	$ 33	$ 711	$ 4,929
Net Income (Loss) Per Common Share:
From continuing operations – basic	$ (0.03)	$ (0.01)	$ 0.02	$ 0.10
From continuing operations – diluted	$ (0.03)	$ (0.01)	$ 0.01	$ 0.07
From discontinued operations – basic	$ (0.01)	$ 0.01	$ 0.01	$ 0.12
From discontinued operations – diluted	$ (0.01)	$ 0.01	$ 0.01	$ 0.08
Net income (loss) – basic	$ (0.04)	$ 0.00	$ 0.03	$ 0.22
Net income (loss) – diluted	$ (0.04)	$ 0.00	$ 0.02	$ 0.15

SCHEDULE II

HANOVER DIRECT, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2005, December 25, 2004

and December 27, 2003

(In thousands of dollars)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Restated Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (Describe)	Deductions (Describe)	Balance at End of Period
2005:
Allowance for Doubtful Accounts Receivable	$ 1,367	$ 518	-	$ 969(4)	$ 916
Reserve for Closed Restaurant Operations	21	30	-	41(5)	10
Special Charges Reserve	4,878	-	-	4,857(5)	21
Reserves for Sales Returns	1,985	9,037	-	8,782(6)	2,240
Deferred Tax Asset Valuation Allowance	33,349	-	15,333(1)	9,612(7)	39,070
2004:
Allowance for Doubtful Accounts Receivable	1,105	609	-	347(4)	1,367
Reserve for Closed Restaurant Operations	69	42	-	90(5)	21
Special Charges Reserve	5,794	1,536	-	2,452(5)	4,878
Reserves for Sales Returns	1,981	3,549	-	3,545(6)	1,985
Deferred Tax Asset Valuation Allowance	33,414	-	1,858(2)	1,923(8)	33,349
2003:
Allowance for Doubtful Accounts Receivable	1,560	378	-	833(4)	1,105
Reserve for Closed Restaurant Operations	322	40	-	293(5)	69
Special Charges Reserve	8,032	1,304	-	3,542(6)	5,794
Reserves for Sales Returns	1,710	2,551	-	2,280(6)	1,981
Deferred Tax Asset Valuation Allowance	142,054	-	11,300(3)	119,940(9)	33,414

(1)	$10,460 is attributable to the long-term capital loss carryover and $4,873 is attributable to an increase in estimated utilizable NOLs.
(2)	$1,858 represents the increase in the valuation allowance used to offset increases in temporary differences.
(3)	$11,300 increase in the valuation allowance charged to deferred income tax provision.
(4)	Written-off.
(5)	Utilization and reversal of reserves.
(6)	Utilization of reserves.
(7)

$5,455 represents the decrease in the allowance attributable to loss carryovers and the reversal of temporary differences caused by the sale of Gump’s and $4,157 represents the reversal of temporary differences in continuing operations.

(8)	Represents the utilization and expiration of NOLs.
(9)	$117,671 represents the expiration of NOL and tax credit carryovers and $2,269 is attributable to the net reversal of temporary differences.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Item 307 of Regulation S-K as of December 31, 2005. This evaluation has allowed management to make conclusions, as set forth below, regarding the state of the Company’s disclosure controls and procedures as of December 31, 2005.

It should be noted that as a result of the Restatement of our prior period financial statements, the change in our auditors and the attendant delay in the completion of the 2004 audit and reviews of our quarterly financial statements, we were unable to file our Form 10-K for fiscal year 2004 and the Form 10-Q’s for the third fiscal quarter of 2004 and the first three fiscal quarters of 2005 until February 21, 2006. During the last year and half, management has made significant improvements in our disclosure controls and procedures and has completed various action plans to remedy identified weaknesses in these controls which has enabled us to file this Annual Report on a timely basis. Subject to the foregoing, management believes that our disclosure controls are effective for purposes of Item 307 of Regulation S-K.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a)	Identification of Directors

The following sets forth certain information regarding the current directors of the Company as of the date hereof:

Name	Age	Title and Other Information	Director Since
Robert H. Masson	70

Mr. Masson served as Senior Vice President, Finance and Administration and Vice President and Chief Financial Officer of Parsons & Whittemore, Inc., a global pulp and paper manufacturer, from May 1990 until his retirement June 30, 2002. Prior thereto, Mr. Masson held various executive, financial and treasury roles with The Ford Motor Company, Knutson Construction Company, Ellerbe, PepsiCo, Inc. and Combustion Engineering (now part of the ABB Group). Mr. Masson currently serves as a Trustee and as the Chairman of the Finance Committee of The Naval Aviation Museum Foundation, Inc. in Pensacola, Florida. Mr. Masson was elected a director of the Company effective January 1, 2003. Mr. Masson is the Chairman of the Audit Committee and a member of the Corporate Governance and Nominating Committees.

			2003
A. David Brown	63

Mr. Brown joined Linens ‘n Things, Inc., a retail chain specializing in home furnishings, as its Senior Vice President, Human Resources on March 20, 2006. Prior to joining Linens ‘n Things, Inc., Mr. Brown was the co-founder of Bridge Partners LLC, a consumer financial services and diversity headhunting firm. Prior to co-founding Bridge Partners, Mr. Brown served as a Managing Director of Whitehead Mann after having served as Vice President of the Worldwide Retail/Fashion Specialty Practice at Korn/Ferry International, an executive search and recruiting firm. Previously, Mr. Brown served for 12 years as Senior Vice President for Human Resources at R.H. Macy & Co., a nationwide chain of department stores. He was responsible for human resources and labor relations for 50,000 employees in five U.S. divisions and 17 foreign buying offices around the world. He serves on the Board of Directors of Selective Insurance Group, Inc. He is a member of the Board of Trustees of Morristown Memorial Hospital, Drew University and the Jackie Robinson Foundation. Mr. Brown was elected a director of the Company effective July 29, 2003 and is the Chairman of the Corporate Governance and Transaction Committees and a member of the Audit Committee.

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

Set forth below is certain information regarding the current executive officers of the Company:

Name	Age	Title and Other Information	Office Held Since
Wayne P. Garten	53	Chief Executive Officer, President and Director. Information concerning Mr. Garten appears above under Directors.	2004
Michael D. Contino	44	Executive Vice President and Chief Operating Officer since April 25, 2001. Senior Vice President and Chief Information Officer from December 1996 to April 25, 2001 and President of Keystone since November 2000. Mr. Contino joined the Company in 1995 as Director of Computer Operations and Telecommunications. Prior to 1995, Mr. Contino was the Senior Manager of IS Operations at New Hampton, Inc., a subsidiary of Spiegel, Inc., which operated several catalogs.	2001
John W. Swatek	41	Senior Vice President, Chief Financial Officer and Treasurer. Prior to joining the Company, Mr. Swatek was Vice President and Controller of Linens ‘n Things, Inc., a retail chain specializing in home furnishings. Before joining Linens ‘n Things, Inc. in 2001, Mr. Swatek held various positions with Micro Warehouse, Inc., an international catalog reseller of computer products, including serving as its Senior Vice President, Finance from 2000 to 2001.	2005
Daniel J. Barsky	50

Senior Vice President, General Counsel and Secretary. Prior to joining the Company, Mr. Barsky was an independent legal consultant. Mr. Barsky served as acting General Counsel to Directrix, Inc., a provider of network origination and digital video asset management and distribution services, from 2001 to 2003. From 1999 to 2001, he served as Executive Vice President, General Counsel and Secretary to American Interactive Media, Inc., which developed multi media content. From 1994 to 1999, Mr. Barsky served as Executive Vice President, General Counsel and Secretary to Spice Entertainment Companies, Inc., an operator of pay-per-view television networks.

			2005
Jordan Vargas	54	Senior Vice President, Human Resources since February 2006. Prior to joining the Company, from April 1999 to February 2006, Mr. Vargas served as the Vice President Human Resources at Publisher’s Clearing House, a sweepstakes and direct marketing company. Prior thereto, Mr. Vargas served as the Human Resource Business Partner for PSE&G`s Fossil Generation Business unit from 1996 to 1999.	2006
Steven Lipner	57	Vice President, Taxation since October 2000. Mr. Lipner served as Director of Taxes from February 1984 to October 2000. He holds a license as a Certified Public Accountant in New York.	2000

Pursuant to the Company’s Bylaws, the Company’s officers are chosen annually by the Board of Directors and hold office until their respective successors are chosen and qualified.

Effective November 11, 2003 Charles E. Blue had been appointed Chief Financial Officer of the Company.

Mr. Blue’s employment with the Company was terminated effective March 8, 2005 and the Company reported in a Current Report on Form 8-K that he had resigned voluntarily. The Company and Mr. Blue were unable to agree on the terms of his voluntary resignation and the Company notified Mr. Blue that his employment had been terminated for cause. John W. Swatek was appointed as Chief Financial Officer and Treasurer effective on April 4, 2005. During the interim period, Mr. Garten served as the Chief Financial Officer. Daniel J. Barsky was appointed as Senior Vice President and General Counsel on January 31, 2005 and Secretary on March 8, 2005. Jordan Vargas was appointed as Senior Vice President, Human Resources on February 7, 2006.

(c)	Audit Committee Financial Expert

While the Common Stock is no longer listed on the AMEX, the Company is providing this information with regard to its compliance with the AMEX listing standards. The Company’s Board of Directors has determined that the Company has at least one “audit committee financial expert” serving on the Audit Committee of the Board of Directors who is “independent” of management within the definition of such term under Rule Section 121A of the AMEX listing standards. Robert H. Masson, a member of the Board of Directors and the Chairman of its Audit Committee, is the “audit committee financial expert” serving on the Company’s Audit Committee. Mr. Masson meets the AMEX requirements that at least one member of the Audit Committee be an “audit committee financial expert.”

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

Item 11. Executive Compensation

The following table shows salaries, bonuses, and long-term compensation paid during the last three years for the Chief Executive Officer and the Company’s four next most highly compensated executive officers who were serving as executive officers at the end of the Company’s 2005 fiscal year.

						Long Term Compensation
						Awards
						Securities
						Underlying
Name and		Annual Compensation			Other Annual	Options/	All Other
Principal Position	Year	Salary		Bonus	Compensation	SARs	Compensation

Wayne P. Garten (1)	2005	$ 600,000		$ 250,000 (3)	—	—	$ 11,652 (12)
President and Chief	2004	$ 380,769	(2)	$ 300,000 (3)	$ 14,500 (8)	200,000 (9)	$ 4,846 (13)
Executive Officer	2003	—		—	$ 101,500 (8)	5,000 (9)	—

Michael D. Contino (1)	2005	$ 387,000		$ 25,000 (4)	—	—	$ 13,630 (14)
Executive Vice President	2004	$ 375,837		—	—	—	$ 13,083 (15)
& Chief Operating Officer	2003	$ 393,698		$ 263,656 (4)	—	—	$ 151,282 (16)

John W. Swatek (1)	2005	$ 202,500		$ 42,208 (5)	—	50,000 (10)	$ 8,476 (17)
Senior Vice President,
Chief Financial Officer &
Treasurer

Daniel J. Barsky (1)	2005	$ 244,615		$ 50,000 (6)	—	50,000 (11)	$ 1,314 (18)
Senior Vice President,
General Counsel &
Secretary

Steven Lipner (1)	2005	$ 177,520		$ 11,000 (7)	—	—	$ 4,014 (19)
Vice President	2004	$ 175,520		$ 10,000 (7)	—	—	$ 3,927 (20)
Taxation	2003	$ 172,924		$ 7,768 (7)	—	—	$ 4,220 (21)

__________

(1)

Wayne P. Garten was appointed to the Board of Directors on September 30, 2003 and was named President and Chief Executive Officer on May 5, 2004. Mr. Contino was appointed Executive Vice President and Chief Operating Officer on April 25, 2001. John W. Swatek was appointed Senior Vice President and Chief Financial Officer on April 4, 2005. Daniel J. Barsky was appointed Senior Vice President, General Counsel and Secretary on January 31, 2005. Mr. Lipner was appointed Vice President of Taxation in 2000.

(2)	$380,769 of salary under the May 5, 2004 Employment Agreement between Mr. Garten and the Company (“Garten Employment Agreement”).
(3)	Includes the following payments for Mr. Garten: for 2005 a $250,000 2005 performance bonus scheduled to be paid during 2006; for 2004, a $300,000 2004 performance bonus paid during 2005.
(4)

Includes the following payments made to Mr. Contino: for 2005 a $25,000 2005 performance bonus scheduled to be paid during 2006; for 2003 a $193,500 transaction bonus and a $70,156 2003 performance bonus paid in 2004.

(5)	Includes for 2005, a $25,000 2005 performance bonus scheduled to be paid during 2006 and $17,208 bonus per the Swatek Employment Agreement paid in 2005.
(6)	Includes for 2005, a $50,000 2005 performance bonus scheduled to be paid during 2006.
(7)

Includes the following payments made to Mr. Lipner: for 2005, a $11,000 2005 performance bonus scheduled to be paid during 2006; for 2004 a $10,000 performance bonus paid during 2005; for 2003 a $7,768 performance bonus paid in 2004.

(8)

Mr. Garten received the following payments as a member of the Board of Directors: for 2004 $14,500 prior to his employment as President and Chief Executive Officer of the Company; for 2003 $101,500. He was granted options to purchase 5,000 shares of Common Stock in 2003.

(9)

200,000 options granted per the Garten Employment Agreement, half under the 2000 Management Stock Option Plan and half outside the 2000 Management Stock Option Plan. 5,000 options granted under the 2002 Stock Option Plan for directors.

(10)	50,000 options granted per the Swatek Employment Agreement, under the 2000 Management Stock Option Plan.
(11)	50,000 options granted per the Barsky Letter Agreement, under the 2000 Management Stock Option Plan.
(12)

Includes the following payments made by the Company on behalf of Mr. Garten in 2005: $276 in group term life insurance premiums; $40 in accidental death and disability insurance premiums; $213 in core life insurance premiums; $168 in dental insurance premiums; $127 in long-term disability premiums; $7,344 in health care insurance premiums and $3,484 in matching contributions under the Company’s 401(k) Savings Plan.

(13)

Includes the following payments made by the Company on behalf of Mr. Garten in 2004: $170 in group term life insurance premiums; $24 in accidental death and disability insurance premiums; $119 in core life insurance premiums; $103 in dental insurance premiums; $85 in long-term disability premiums; $4,345 in health care insurance premiums.

(14)

Includes payments made by the Company on behalf of Mr. Contino in 2005: $120 in group term life insurance premiums; $40 in accidental death and disability insurance premiums; $213 in core life insurance premiums; $216 in dental insurance premiums; $127 in long-term disability premiums; $9,414 in health care insurance premiums; and $3,500 in matching contributions under the Company’s 401(k) Savings Plan.

(15)

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

(16)

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

(17)

Includes the following payments made by the Company on behalf of Mr. Swatek in 2005: $88 in group term life insurance premiums; $30 in accidental death and disability insurance premiums; $164 in core life insurance premiums; $166 in dental insurance premiums; $97 in long-term disability premiums; $7,241 in health care insurance premiums; and $690 in matching contributions under the Company’s 401(k) Savings Plan.

(18)

Includes the following payments made by the Company on behalf of Mr. Barsky in 2005: $255 in group term life insurance premiums; $36 in accidental death and disability insurance premiums; $197 in core life insurance premiums; $199 in dental insurance premiums; $117 in long-term disability premiums; and $510 in matching contributions under the Company’s 401(k) Savings Plan.

(19)

Includes the following payments made by the Company on behalf of Mr. Lipner in 2005: $516 in group term life insurance premiums; $40 in accidental death and disability insurance premiums; $213 in core life insurance premiums; $127 in long-term disability premiums; and $3,118 in matching contributions under the Company’s 401(k) Savings Plan.

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

Stock Options and Stock Appreciation Rights

The following table contains information concerning options granted to the Chief Executive Officer and the Company’s four next most highly compensated executive officers who were serving as executive officers at the end of the Company’s 2005 fiscal year. There were no stock appreciation rights (“SARs”) granted during fiscal 2005.

Option/SAR Grants in Fiscal 2005

Individual Grants
Number of
	Securities	Percentage of
	Underlying	Total Options/
	Options/	SARs Granted	Exercise	Market Price
	SARs	to Employees in	or Base	on Date of		Grant Date
Name	Granted	Fiscal Year 2005	Price	Grant	Expiration Date	Value($)

Daniel J. Barsky	50,000	50.0%	$1.03	$0.80	2/17/2015	24,195
John W. Swatek	50,000	50.0%	$0.81	$0.83	4/4/2015	26,915

The following table contains information concerning the fiscal 2005 year-end values of all options and SARs granted to the Chief Executive Officer and the Company’s four (4) next most highly compensated executive officers who were serving as executive officers at the end of the Company’s 2005 fiscal year.

Aggregated Option/SAR Exercises in 2005 Fiscal Year

and December 31, 2005 Option/SAR Values

			Number of Securities Underlying Unexercised Options/SARs at December 31, 2005	Value of Unexercised In-the-Money Options/SARs at December 31, 2005
Name	Shares Acquired on Exercise(#)	Value Realized($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable

Wayne P. Garten	--	--	138,334 exercisable	$0/$0
66,666 unexercisable
Michael D. Contino	--	--	125,000 exercisable	$0/$0
0 unexercisable
Daniel J. Barsky	--	--	16,667 exercisable	$7,834/$15,667
33,333 unexercisable
John W. Swatek	--	--	16,667 exercisable	$11,500/$23,000
33,333 unexercisable
Steven Lipner	--	--	7,000 exercisable	$0/$0
0 unexercisable

Director Compensation

Standard Arrangements. The Company pays its non-employee directors a $58,000 annual fee; no supplemental fees are paid for serving as Chairman of a Board committee or for attending Board meetings. Non-employee directors also participated in the 1999 Stock Option Plan for Directors (“1999 Directors’ Plan”) and the 2002 Stock Option Plan for Directors (“2002 Directors’ Plan”) and may in the future participate in the 2004 Stock Option Plan for Directors (the “2004 Directors’ Option Plan”). See “Employment Contracts, Termination of Employment and Change-in-Control Arrangements.” The Company does not compensate its employees, or employees of its subsidiaries, who serve as directors. During fiscal 2005, the Company also provided $50,000 of term life insurance for each director.

Effective January 1, 2003, the 2002 Directors’ Plan was amended to increase the annual award for non-employee directors from options to purchase 2,500 shares to 3,500 shares of Common Stock. In November 2003, the 2002 Directors’ Plan was amended to increase the pool of options to purchase shares of Common Stock from 50,000 to

90,000 shares of Common Stock. No options were granted or exercised by Directors during 2005. As of December 31, 2005, 63,000 options to purchase Common Stock under the 2002 Stock Option Plan for Directors were outstanding, 44,000 of which were exercisable.

2004 Stock Option Plan for Directors – During 2004, the Board of Directors adopted the 2004 Directors’ Option Plan, pursuant to which stock options to purchase shares of Common Stock may be granted to certain non-employee directors. The Company’s shareholders ratified the 2004 Directors’ Option Plan at the 2004 Annual Meeting of Shareholders. The Company may grant options to purchase up to 100,000 shares of Common Stock to eligible directors at an exercise price equal to the fair market value as of the grant date. An eligible director will receive an initial option grant to purchase 5,000 shares of Common Stock as of the effective date of his/her appointment or election to the Board of Directors. On each Award Date, defined as August 3, 2004, August 3, 2005 and August 3, 2006, eligible directors are to be granted options to purchase additional shares of Common Stock (to the extent the 2002 Stock Option Plan for Directors did not have enough remaining shares). Stock options granted have terms of ten years and vest over three years from the grant date; however, if there is a Change in Control (as defined in the Hanover Direct, Inc. Directors Change of Control Plan), the participant has the cumulative right to purchase up to 100% of the option shares. Option holders may pay for shares purchased on exercise in cash or Common Stock. The non-employee directors waived their right to the automatic grant of options to be granted on August 3, 2005. As of December 31, 2005 no options have been granted under the 2004 Directors’ Option Plan.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Garten Employment Agreement. On May 6, 2004, Wayne P. Garten became the Company’s Chief Executive Officer and President. Mr. Garten is employed pursuant to the terms of a May 6, 2004 Employment Agreement. Under Mr. Garten’s Employment Agreement, he will be paid an annual salary of $600,000 over a term expiring on May 6, 2006. The Company also granted Mr. Garten options to acquire 200,000 shares of the Company’s common stock, half pursuant to its 2000 Management Stock Option Plan (“2000 Management Option Plan”) and half outside the plan. All of the options have an exercise price of $1.95 per share, the Common Stock’s average closing price for the ten trading days preceding the grant date and the ten trading days after the grant date. One third of each of the options vested upon execution of the Employment Agreement and the balance will vest in two equal annual installments on the anniversary of the original grant date, subject to earlier vesting in the event of a change in control of the Company (as that term is defined in the Employment Agreement). Mr. Garten is entitled to participate in the Company’s bonus plan for executives, as established by the Board of Directors.

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

Charles E. Blue had been appointed Chief Financial Officer of the Company effective November 11, 2003. Mr. Blue’s employment with the Company was terminated effective March 8, 2005 and the Company reported in a Current Report on Form 8-K that he had resigned voluntarily. The Company and Mr. Blue were unable to agree on the terms of his voluntary resignation and the Company notified Mr. Blue that his employment had been terminated for cause.

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

Compensation Committee Interlocks and Insider Participation

Stuart Feldman, a Compensation Committee member during 2005, is a principal of Chelsey and Chelsey Finance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain Beneficial Owners

The following table lists the beneficial owners known by management of at least 5.0% of the Company’s Common Stock or 5.0% of the Company’s Series C Preferred as of February 25, 2006. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), based upon information furnished by the persons listed or contained in filings made by them with the Commission. Except as noted below, to the Company’s knowledge, each person named in the table will have sole voting and investment power with respect to all shares of Common Stock and Series C Preferred shown as beneficially owned by them.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)

Series C	Chelsey Direct, LLC,	564,819 (1)	100.0%
Participating	William B. Wachtel and
Preferred Stock	Stuart Feldman
c/o Wachtel & Masyr, LLP
152 West 57th Street
New York, New York 10019

Common Stock	Chelsey Direct, LLC,	25,652,472 (2)	76.1%
William B. Wachtel and
Stuart Feldman
c/o Wachtel & Masyr, LLP
152 West 57th Street
New York, New York 10019

(1) In the case of Common Stock, includes shares of Common Stock issued upon exercise of options or warrants exercisable within 60 days for the subject individual only. Percentages of Common Stock are computed on the basis of 22,426,296 shares of Common Stock outstanding as of February 25, 2006. Percentages of the Series C Preferred are computed on the basis of 564,819 shares of Series C Preferred outstanding as of February 25, 2006.

(2) According to the Amendment No. 13 to the statement on Schedule 13D filed by Chelsey on March 9, 2006 with the SEC and prior amendments, Chelsey and its related affiliate, Chelsey Finance, is the record holder of 15,364,682 shares of Common Stock, warrants to purchase 10,259,366 shares of Common Stock and 564,819 shares of Series C Preferred. Chelsey Capital Profit Sharing Plan (the “Chelsey Plan”) is the sole member of Chelsey and Mr. Wachtel is the Manager of Chelsey. The sponsor of the Chelsey Plan is DSJ International Resources Ltd. (“DSJI”). Mr. Feldman is the sole officer and director of DSJI and a principal beneficiary of the Chelsey Plan. Mr. Feldman is also the owner of 16,090 shares of Common Stock. Mr. Wachtel, in his capacity as the Manager of Chelsey, has sole voting and dispositive power with respect to 15,364,682 shares of Common Stock and 564,819 shares of Series C Preferred owned by Chelsey, and Mr. Feldman has sole voting and dispositive power with respect to 16,090 shares of Common Stock owned by him. Each of Messrs. Wachtel and Feldman have vested options to purchase 6,167 shares of Common Stock exercisable within 60 days. The shares of Common Stock and Series C Preferred Stock owned by Chelsey and Messrs. Wachtel and Feldman collectively represent approximately 91% of the combined voting power of the Company’s securities (after giving effect to the exercise of all outstanding options and warrants to purchase Common Stock beneficially owned by Chelsey).

Management Ownership

The following table lists share ownership of the Company’s Common Stock and Series C Preferred as of February 25, 2006. The information includes beneficial ownership by (i) each of the Company’s directors and executive officers and (ii) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the Commission. Except as noted below, to the Company’s knowledge, each person named in the table will have sole voting and investment power with respect to all shares of Common Stock and Series C Preferred shown as beneficially owned by them.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)

William B. Wachtel	25,630,215 (2)	76.1%
	564,819 (2)	100.0%
A. David Brown	9,667 (1)	*
Stuart Feldman	25,646,305 (2)	76.1%
	564,819 (2)	100.0%
Paul S. Goodman	4,500 (1)	*
Donald Hecht	4,500 (1)	*
Robert H. Masson	9,667 (1)	*
Wayne P. Garten	138,524 (1)(5)	*
Michael D. Contino	125,240 (1)(6)	*
John W. Swatek	33,334 (1)	*
Daniel J. Barsky	33,334 (1)	*
Steven Lipner	7,000 (1)	*

Directors and Executive Officers as a Group (11 persons)	26,018,238 (3)	77.2%

564,819 (4)	100.0%

* Less than one percent

(1)	Represents options to purchase shares of Common Stock exercisable within 60 days.
(2)

According to the Amendment No. 13 to the statement on Schedule 13D filed by Chelsey on March 9, 2006 with the SEC and prior amendments, Chelsey and its related affiliate, Chelsey Finance, is the record holder of 15,364,682 shares of Common Stock, warrants to purchase 10,259,366 shares of Common Stock and 564,819 shares of Series C Preferred. Chelsey Capital Profit Sharing Plan (the “Chelsey Plan”) is the sole member of Chelsey and Mr. Wachtel is the Manager of Chelsey. The sponsor of the Chelsey Plan is DSJ International Resources Ltd. (“DSJI”). Mr. Feldman is the sole officer and director of DSJI and a principal beneficiary of the Chelsey Plan. Mr. Feldman is also the owner of 16,090 shares of Common Stock. Mr. Wachtel, in his capacity as the Manager of Chelsey, has sole voting and dispositive power with respect to 15,364,682 shares of Common Stock and 564,819 shares of Series C Preferred owned by Chelsey, and Mr. Feldman has sole voting and dispositive power with respect to 16,090 shares of Common Stock owned by him. Each of Messrs. Wachtel and Feldman have vested options to purchase 6,167 shares of Common Stock exercisable within 60 days. The shares of Common Stock and Series C Preferred Stock owned by Chelsey and Messrs. Wachtel and Feldman collectively represent approximately 91% of the combined voting power of the Company’s securities (after giving effect to the exercise of all outstanding options and warrants to purchase Common Stock beneficially owned by Chelsey).

(3)	Shares of Common Stock; includes options to purchase 377,670 shares exercisable within 60 days and warrants to provide 10,259,366 shares of Common Stock.
(4)	Shares of Series C Preferred Stock.
(5)	Includes 190 shares owned by Mr. Garten.
(6)	Includes 240 shares owned by Mr. Contino.

Item 13. Certain Relationships and Related Transactions

The Company retained the law firm of Wachtel & Masyr LLP to handle the appeal of the Kaul litigation. Mr. Wachtel, the Company’s Chairman and the Manager of Chelsey, is a partner in Wachtel & Masyr. Wachtel & Masyr agreed to handle the appeal for a $150,000 fixed fee, of which half was incurred and paid in 2004 and the balance was incurred and paid in 2005.

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

Item 14. Principal Accountants Fees and Services

Fees and Independence

Prior to their dismissal on October 20, 2005, KPMG provided audit services to the Company consisting of the annual audit of the Company’s 2003 consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the 2003 fiscal year and reviews of the financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the first and second fiscal quarters of 2004 and the three fiscal quarters of 2003. KPMG started but did not complete the audit of the 2004 fiscal year or the review of the third fiscal quarter of 2005 . The following table shows the fees that were billed to the Company by KPMG and subsequently paid by the Company for professional services rendered with respect to the fiscal years ended December 25, 2004 and December 27, 2003.

Fee Category	Fiscal Year 2004	% of Total	Fiscal Year 2003	% of Total
Audit Fees(1)(2)	$ 1,448,000	97.4%	$ 814,500	84.6%
Audit-Related Fees(3)	38,000	2.6%	133,500	13.9%
Tax Fees(4)	-0-	0%	14,500	1.5%
All Other Fees(5)	-0-	0%	-0-	0%
Total Fees	$ 1,486,000	100.0%	$ 962,500	100.0%

The Audit Committee appointed GGK on November 2, 2005 as the Company’s principal independent auditors. (KPMG withdrew their opinions for 2002 and 2003 fiscal year end audits as a result of the Restatement.) GGK provided audit services to the Company consisting of the annual audit of the Company’s 2004, 2003 and 2002 consolidated financial statements contained in the Company’s Annual Report on Form 10-K for 2004 and a review of the financial statements contained in the Company’s Quarterly Report on Form 10-Q for the third fiscal quarter of 2004. The following table shows the fees that were billed to the Company by GGK for professional services rendered with respect to the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003.

Fee Category	Fiscal Year 2005	% of Total	Fiscal Year 2004	% of Total	Fiscal Year 2003	% of Total
Audit Fees(2)	$395,000	100.0%	$275,000	100.0%	$250,000	100.0%
Audit-Related Fees(3)	-0-	0%	-0-	0%	-0-	0%
Tax Fees(4)	-0-	0%	-0-	0%	-0-	0%
All Other Fees(5)	-0-	0%	-0-	0%	-0-	0%
Total Fees	$395,000	100.0%	$275,000	100.0%	$250,000	100.0%

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

(2)

Audit Fees are fees for professional services performed for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements. 100% of these fees for fiscal years 2005, 2004 and 2003 were approved by the Audit Committee pursuant to Paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

(3)

Audit-Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. This includes: employee benefit and compensation plan audits; due diligence related to mergers and acquisitions; auditor attestations that are not required by statute or regulation; and professional services related to the application of financial accounting / reporting standards. 100% of these fees for fiscal years 2005, 2004 and 2003 were approved by the Audit Committee pursuant to Paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

(4)

Tax Fees are fees for professional services performed with respect to tax compliance, tax advice and tax planning. 100% these fees for fiscal years 2005, 2004 and 2003, were approved by the Audit Committee pursuant to Paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

(5)	No Other Fees were paid during 2003, 2004 and 2005.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

		Page No.
1.	Index to Financial Statements
	Report of Independent Registered Public Accounting Firm — Hanover Direct, Inc. and Subsidiaries Financial Statements	34
	Consolidated Balance Sheets as of December 31, 2005 and December 25, 2004	35
	Consolidated Statements of Income (Loss) for the years ended December 31, 2005, December 25, 2004 and December 27, 2003	36
	Consolidated Statements of Cash Flows for the years ended December 31, 2005, December 25, 2004 and December 27, 2003	37
	Consolidated Statements of Shareholders’ Deficiency for the years ended December 31, 2005, December 25, 2004 and December 27, 2003	39
	Selected Quarterly Financial Information (unaudited) for the 13- week fiscal periods ended March 26, 2005, June 25, 2005, September 24, 2005, March 27, 2004, June 26, 2004, September 25, 2004 and December 25, 2004 and for the 14- week fiscal period ended December 31, 2005.	64
2.	Index to Financial Statement Schedule
	Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2005, December 25, 2004 and December 27, 2003	65
	Schedules other than that listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits
	The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index found after the Signature Page.	83

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2006
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

10.84	Credit Card Program Agreement between Hanover Direct, Inc. and World Financial Network National Bank dated February 22, 2005. Incorporated by reference to the Form 8-K filed October 27, 2005.

10.85

Amendment Number One to Credit Card Program Agreement between Hanover Direct, Inc. and World Financial Network National Bank dated March 30, 2005. Incorporated by reference to the Form 8-K filed October 27, 2005.

10.86	Agreement between Hanover Direct, Inc. and Encore Marketing International dated March 15, 2006. Filed with this Form 10-K.

10.87

Thirty-Fifth Amendment to Loan and Security Agreement, dated as of March 28, 2006, by and among Wachovia Bank, National Association and the Borrowers and Guarantors named therein. Filed with this Form 10-K.

10.88	Fourth Amendment to Loan And Security Agreement dated as of March 28, 2006, by and among Chelsey Finance, LLC and the Borrowers and Guarantors named therein. Filed with this Form 10-K.

14.1	Hanover Direct, Inc. and Subsidiaries Code of Ethics. Incorporated by reference to the Form 10-K for the year ended December 28, 2002.

21.1	Subsidiaries of the Registrant.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) signed by Wayne P. Garten.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) signed by John W. Swatek.

32.1	Certification required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) signed by Wayne P. Garten.

32.2	Certification required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) signed by John W. Swatek.

*Hanover Direct, Inc., a Delaware corporation, is the successor by merger to The Horn & Hardart Company and The Hanover Companies.