Form 10-Q
period 2006-04-01
HANOVER DIRECT INC
filed 2006-05-16
CIK 320333

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

Yes X No _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer __	Accelerated filer __	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes_ No X

Common stock, par value $0.01 per share: 22,426,296 shares outstanding as of May 16, 2006.

HANOVER DIRECT, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share amounts)

	April 1, 2006	December 31, 2005	March 26, 2005
	(Unaudited)		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 127	$ 275	$ 515
Accounts receivable, net of allowance for doubtful accounts of $873, $916 and $1,189, respectively	13,310	16,518	15,342
Inventories, principally finished goods	54,882	51,356	47,325
Prepaid catalog costs	18,121	17,567	18,647
Other current assets	3,055	2,744	5,143
Total Current Assets	89,495	88,460	86,972
PROPERTY AND EQUIPMENT, AT COST:
Land	4,378	4,378	4,361
Buildings and building improvements	18,200	18,194	18,221
Leasehold improvements	1,052	1,115	1,078
Furniture, fixtures and equipment	51,582	51,532	51,716
	75,212	75,219	75,376
Accumulated depreciation and amortization	(55,277)	(55,030)	(54,320)
Property and equipment, net	19,935	20,189	21,056
Goodwill	8,649	8,649	8,649
Deferred tax assets	2,890	2,890	2,350
Other assets	1,792	1,989	2,645
Total Assets	$ 122,761	$ 122,177	$ 121,672

Continued on next page.

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands of dollars, except share amounts)

	April 1, 2006	December 31, 2005	March 26, 2005
	(Unaudited)		(Unaudited)
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Short-term debt and capital lease obligations	$ 11,403	$ 10,105	$ 8,545
Accounts payable	22,234	27,043	25,850
Accrued liabilities	12,739	12,341	17,622
Customer prepayments and credits	13,972	10,074	17,587
Deferred tax liability	2,890	2,890	2,350
Total Current Liabilities	63,238	62,453	71,954
NON-CURRENT LIABILITIES:
Long-term debt (including debt to a related party see note 6)	13,090	12,543	11,419
Series C Participating Preferred Stock, authorized, issued and outstanding 564,819 shares; liquidation preference of $56,482	72,689	72,689	72,689
Other	1,053	40	--
Total Non-current Liabilities	86,832	85,272	84,108
Total Liabilities	150,070	147,725	156,062
SHAREHOLDERS’ DEFICIENCY:
Common Stock, $0.01 par value, authorized 50,000,000 shares at April 1, 2006, December 31, 2005 and March 26, 2005; 22,426,296 shares issued and outstanding at April 1, 2006, December 31, 2005 and March 26, 2005	225	225	225
Capital in excess of par value	460,925	460,891	460,779
Accumulated deficit	(488,459)	(486,664)	(495,394)
Total Shareholders’ Deficiency	(27,309)	(25,548)	(34,390)
Total Liabilities and Shareholders’ Deficiency	$ 122,761	$ 122,177	$ 121,672

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands of dollars, except per share amounts)

(Unaudited)

	For the 13- Weeks Ended
	April 1, 2006	March 26, 2005

NET REVENUES	$ 100,283	$ 89,682

OPERATING COSTS AND EXPENSES:
Cost of sales and operating expenses	63,265	53,972
Special charges	--	24
Selling expenses	26,183	22,278
General and administrative expenses	9,855	10,583
Depreciation and amortization	537	753
	99,840	87,610

INCOME BEFORE INTEREST AND INCOME TAXES	443	2,072
Interest expense, net (including interest expense to a related party see note 6)	2,246	1,827

INCOME (LOSS) BEFORE INCOME TAXES	(1,803)	245
Provision (benefit) for Federal income taxes	(7)	5
Provision (benefit) for state income taxes	(1)	1
Provision (benefit) for income taxes	(8)	6

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,795)	239

Gain from discontinued operations of Gump’s, net of $14 of income tax benefit, including a gain including a gain on disposal of $3,576 at March 26, 2005	--	2,988

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	(1,795)	3,227
Earnings applicable to Preferred Stock	--	79

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$ (1,795)	$ 3,148

NET INCOME (LOSS) PER COMMON SHARE:
From continuing operations – basic	$ (0.08)	$ 0.01
From continuing operations – diluted	$ (0.08)	$ 0.01
From discontinued operations – basic	$ 0.00	$ 0.13
From discontinued operations – diluted	$ 0.00	$ 0.09
Net income (loss) per common share – basic	$ (0.08)	$ 0.14
Net income (loss) per common share – diluted	$ (0.08)	$ 0.10
Weighted average common shares outstanding – basic (thousands)	22,426	22,426
Weighted average common shares outstanding – diluted (thousands)	22,426	32,585

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	For the 13- Weeks Ended
	April 1, 2006	March 26, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (1,795)	$ 3,227
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization, including deferred fees	714	1,065
Provision for doubtful accounts	264	213
Special charges	--	24
Gain on the sale of Gump’s	--	(3,576)
Gain on the sale of property and equipment	(1)	(2)
Compensation expense related to stock options	34	37
Accretion of debt discount	1,047	740
Changes in assets and liabilities:
Accounts receivable	2,944	189
Inventories	(3,526)	(166)
Prepaid catalog costs	(554)	(4,063)
Accounts payable	(4,809)	(1,194)
Accrued liabilities	398	(1,644)
Customer prepayments and credits	3,898	6,104
Other, net	722	(801)
Net cash provided (used) by operating activities	(664)	153
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(283)	(412)
Proceeds from disposal of property and equipment	1	5
Proceeds from the sale of Gump’s	--	8,921
Net cash provided (used) by investing activities	(282)	8,514
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under Wachovia revolving loan facility	1,314	(8,082)
Payments under Wachovia Tranche A term loan facility	(498)	(498)
Payments of long-term debt and capital lease obligations	(18)	(82)
Net cash provided (used) by financing activities	798	(8,662)
Net increase (decrease) in cash and cash equivalents	(148)	5
Cash and cash equivalents at the beginning of the period	275	510
Cash and cash equivalents at the end of the period	$ 127	$ 515

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$ 1,013	$ 1,015
Income taxes	$ 2	$ 132

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Reference should be made to the annual financial statements, including the footnotes thereto, included in the Hanover Direct, Inc. (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial condition, results of operations and cash flows of the Company and its consolidated subsidiaries for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year.

Sale of Gump’s Business

On March 14, 2005, the Company sold all of the stock of Gump’s Corp. and Gump’s By Mail, Inc. (collectively, “Gump’s”) (See Note 5). The Condensed Consolidated Statements of Income for the 13- Weeks Ended March 26, 2005 reflects the Gump’s operating results and gain on sale as discontinued operations. In addition, in the Condensed Consolidated Statement of Cash Flows for the 13- Weeks Ended March 26, 2005, the change in assets and liabilities reflects Gump’s as discontinued operations.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, “Share-Based Payment” (“SFAS 123R”), under the modified prospective method. Since the Company had previously accounted for stock-based compensation plans under the fair value provisions of SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), adoption did not significantly impact the Company’s financial position or results of operations. Under SFAS 123R, actual tax benefits recognized in excess of tax benefits previously established upon grant are reported as a financing cash inflow. Prior to adoption, such excess tax benefits were reported as an increase to operating cash flows. As of April 1, 2006, there were no tax benefits recognized in excess of tax benefits previously established upon grant.

The Company accounts for its stock options issued under its stock compensation plans under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. All stock option grants have an exercise price equal to the fair market value of the Company’s common stock on the date of grant and generally have a 10-year term. The fair value of stock option grants is amortized to expense over the vesting period, generally 24 to 48 months. As of April 1, 2006, 2.8 million shares were available for future stock-based compensation grants. The Company issues new shares on the open market upon the exercise of stock options. For the 13- weeks ended April 1, 2006 and March 26, 2005, the Company recognized stock-based compensation expense of less than $0.1 million in each period.

The weighted average Black-Scholes fair value assumptions for stock options issued during the 13- weeks ended April 1, 2006 and March 26, 2005 are as follows (no stock options were granted for the 13- weeks ended April 1, 2006):

	For the 13- Weeks Ended
	April 1, 2006	March 26, 2005

Expected term (in years)	—	4
Risk free interest rate	—	3.78%
Expected volatility	—	88.61%
Expected dividend yield	—	0%

A summary of option activity during the 13- weeks ended April 1, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding, beginning of period	1,169,600	$ 4.65	4.9	$ 61,095
Granted	—	—
Exercised	—	—
Forfeited	(469,500)	4.56
Options outstanding, end of period	700,100	$ 4.72	7.1	$ 41,000
Options exercisable, end of period	541,259	$ 5.66	6.8	$ 18,667
Weighted average fair value of options granted	$ —

As of April 1, 2006, all stock options outstanding are either vested or expected to vest.

A summary of the status of the Company’s nonvested shares as of April 1, 2006, and changes during the 13- weeks ended April 1, 2006, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested options outstanding, beginning of period	175,507	$1.00
Granted	—	—
Vested	(16,666)	0.48
Forfeited	—	—
Nonvested options outstanding, end of period	158,841	$1.06

As of April 1, 2006, there was $0.1 million of total unrecognized compensation cost related to nonvested share-based compensation stock option plans of the Company. That cost is expected to be recognized over a weighted-average period of 0.8 years.

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

See “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for additional information relating to the Company’s use of estimates and other critical accounting policies.

Audit Committee Investigation; SEC Inquiry

In response to the discovery during the second half of 2004 of errors in the Company’s accounting treatment of certain items, it was determined in the third quarter of 2004 that the Company needed to restate previously filed financial statements (“Restatement”). Shortly thereafter, the Audit Committee of the Board of Directors launched an independent investigation relating to the Restatement and other accounting-related matters and engaged Wilmer Cutler Pickering Hale & Dorr LLP (“Wilmer Hale”) to conduct the investigation. The Company was notified in January 2005 by the SEC that it was conducting an informal inquiry into the Company’s financial results and financial reporting since 1998. At this point in time, the SEC informal inquiry is ongoing. On October 20, 2005, the Audit Committee dismissed KPMG LLP (“KPMG”) as the Company’s independent auditors and thereafter engaged Goldstein Golub Kessler LLP (“GGK”). GGK completed its audit of the Company’s 2004, 2003 and 2002 fiscal year end financial statements and its review of the Company’s quarterly financial statements for the third fiscal quarter of 2004 and the first three quarters of 2005 on February 8, 2006. On February 21, 2006, the Company filed the past due periodic reports with the SEC.

Significant Shareholder; Going Private Proposal and Related Litigation

The Company has a significant shareholder, Chelsey Direct, LLC. Chelsey and its related affiliates (“Chelsey”) beneficially own approximately 69% of the Company’s issued and outstanding common stock (“Common Stock”) and approximately 77% of the Common Stock after giving effect to the exercise of all of Chelsey’s outstanding options and warrants. In addition, Chelsey holds all 564,819 shares of the Company’s Series C Participating Preferred Stock (“Series C Preferred”) which has 100 votes per share. Including the Series C Preferred and the outstanding options and warrants beneficially owned by Chelsey, Chelsey holds approximately 91% of the voting rights of the Company.

The Company received a proposal from Chelsey to acquire the shares of Common Stock that Chelsey does not already own for a cash purchase price of $1.25 per share in a letter dated February 23, 2006. The letter indicates Chelsey's belief that the Company should become privately owned due to the financial drain imposed by remaining public as well as the limited benefits of remaining public. The letter states that Chelsey or an affiliate proposes to enter into a cash merger agreement with the Company and to commence a cash tender promptly after the execution of that agreement.

Shortly after receipt of the letter, the Board of Directors met and formed a special committee (“Special Committee”) comprised of A. David Brown, Robert H. Masson and Donald Hecht, the three directors who are not Company employees or affiliated with Chelsey; Mr. Masson was appointed as the Special Committee’s Chairman. The Special Committee appointed Wilmer Hale as its independent counsel and engaged Houlihan Lokey Howard & Zukin (“Houlihan Lokey”) as its financial advisor. The Special Committee is continuing its deliberations regarding the proposed going private transaction. There can be no assurances that any transaction will occur, or if any transaction does occur, on what terms such transaction might be consummated.

As a result of the going private proposal, three substantially identical complaints have been filed against the Company, Chelsey and each of the Company’s directors (see Note 3 below).

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

	For the 13- Weeks Ended
	April 1, 2006	March 26, 2005

Net income (loss)	$ (1,795)	$ 3,227
Less:
Earnings applicable to preferred stock	--	79
Net income (loss) applicable to common Shareholders	$ (1,795)	$ 3,148
Basic net income (loss) per common share	$ (0.08)	$ 0.14

Weighted-average common shares outstanding	22,426	22,426

Diluted net income (loss)	$ (1,795)	$ 3,148
Diluted net income (loss) per common share	$ (0.08)	$ 0.10

Weighted-average common shares outstanding	22,426	22,426
Effect of Dilution:
Stock warrants (issued July 8, 2004)	--	10,159
Weighted-average common shares outstanding assuming dilution	22,426	32,585

Diluted net income (loss) per common share excluded incremental weighted-average shares of 10,248,806 for the 13- weeks ended April 1, 2006. These incremental weighted-average shares were related to employee stock options and common stock warrants and were excluded due to their anti-dilutive effect. Options for which the exercise price was greater than the average market price of common shares as of the 13- weeks ended April 1, 2006 and March 26, 2005 were not included in the computation of diluted earnings per share as the effect would be antidilutive. These consisted of options totaling 552,100 shares and 1,331,100 shares, respectively.

3.	CONTINGENCIES

Litigation Related to Going Private Proposal:

As a result of the going private proposal (see Note 1 above), three substantially identical complaints have been filed against the Company, Chelsey and each of the Company’s directors: the first complaint was filed in Delaware Chancery Court by Glenn Friedman and L.I.S.T., Inc. as plaintiffs on March 1, 2006; the second complaint was filed in Delaware Chancery Court by Howard Lasker as plaintiff on March 7, 2006; and the third complaint was filed in Superior Court of New Jersey Chancery Division by Feivel Gottlieb as plaintiff on March 3, 2006. In each complaint, the plaintiffs challenge Chelsey’s going private proposal and allege, among other things, that the consideration to be paid in the going private proposal is unfair and grossly inadequate, that the Special Committee cannot be expected to act independently, that Chelsey has manipulated the financial statements of the Company and its public statements in order to depress the stock price of the Company and that the proposal would freeze out the purported class members and capture the true value of the Company for Chelsey. In each complaint, plaintiffs seek class action certification, preliminary and permanent injunctive relief, rescission of the transaction if the offer is consummated and unspecified damages.

The plaintiffs in each of the cases agreed to extend the time by which the defendants were required to respond pending the recommendation of the Special Committee regarding the fairness of the transaction from a financial perspective.

Based upon a preliminary analysis of the complaints, the Company believes that the complaints are without merit and intends to defend its interests vigorously.

SEC Informal Inquiry:

See Note 1 to the consolidated financial statements for a discussion of the informal inquiry being conducted by the SEC relating to the Company’s financial results and financial reporting since 1998.

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

Two of these cases arose from the circumstances surrounding the Restatement:

Charles Blue v. Hanover Direct, Inc., William Wachtel, Stuart Feldman, Wayne Garten and Robert Masson, (Supp. Ct. N.J., Law Div. Hudson Cty, Docket No.: L-5153-05) is an action instituted by the Company’s former Chief Financial Officer who was terminated for cause on March 8, 2005.  The complaint seeks compensatory and punitive damages and attorney’s fees and alleges retaliation, mental anguish and reputational damage, loss of earnings and employment and racial discrimination.  The Company is mounting a vigorous defense in the action, which is in the discovery phase, and believes that Mr. Blue was properly terminated for cause and that his claims are groundless.

Frank Lengers v. Hanover Direct, Inc., Wayne Garten, William Wachtel, A. David Brown, Stuart Feldman, Paul S. Goodman,  Donald Hecht and Robert Masson, (Supp. Ct. N.J., Law Div. Hudson Cty, Docket No.: L-5795-05) was brought as a result of the Company terminating the employment of its former Vice President, Treasury Operations & Risk Management, on March 8, 2005 for cause.  The complaint seeks compensatory and punitive damages and attorney’s fees and alleges improper denial of CIC benefits, age and disability discrimination, handicap discrimination, aiding and abetting and breach of contract.  The Company is mounting a vigorous defense in the action, which is in the discovery phase, and believes that Mr. Lengers was properly terminated for cause and that his claims are groundless.

The Company believes that it properly denied CIC benefits with respect each of the four former employees and that it has meritorious defenses in all of the cases and plans a vigorous defense.

In addition, the Company is involved in various routine lawsuits of a nature that is deemed customary and incidental to its businesses. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

4.	SPECIAL CHARGES

2004 Plan

On June 30, 2004 the Company announced its plan to consolidate the operations of the LaCrosse, Wisconsin fulfillment center and storage facility into the Roanoke, Virginia fulfillment center by June 30, 2005. The LaCrosse fulfillment center and the storage facility were closed in June 2005 and August 2005, upon the expiration of their respective leases. The Company substantially completed the consolidation into the Roanoke, Virginia fulfillment center by the end of June 2005. The Company has incurred approximately $0.8 million in facility exit costs from the date of the announcement through April 1, 2006. The Company accrued $0.5 million in severance and related costs during 2004 associated with the LaCrosse operations and the elimination of 149 full and part-time positions, of which 96 employees have been or are being provided severance benefits by the Company. Since the consolidation of the fulfillment centers, the Company’s Roanoke fulfillment center has experienced high levels of employee turnover and lower productivity that has negatively impacted fulfillment costs and the Company’s overall performance. This trend of high levels of employee turnover and lower productivity has continued through the 13- weeks ended April 1, 2006 and is expected to continue further into 2006.

On November 9, 2004, the Company decided to relocate its International Male and Undergear catalog operations to its offices in New Jersey. The Company completed the relocation on February 28, 2005. The relocation was done primarily to consolidate operations, reduce costs, and leverage its catalog expertise in New Jersey. The Company accrued a total of $0.9 million in severance and related costs during the fourth quarter 2004 associated with the elimination of 32 California based full-time equivalent positions.

As of April 1, 2006, a current liability of less than $0.1 million was included within Accrued Liabilities relating to future payments of severance and personnel costs in connection with the Company’s 2004 plan. This amount will be settled by December 2006.

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

After the sale, the Company continued as the guarantor of one of the two leases for the San Francisco building where the store is located (the Company was released from liability on the other lease). The Purchaser is required to use its commercially reasonable efforts to secure the Company’s release from the guarantee within a year of the closing. If the Purchaser cannot secure the Company’s release within a year of the closing, an affiliate of the Purchaser will either (i) transfer a percentage interest in its business so that the Company will own, indirectly, 5% interest of the Purchaser’s common stock, or (ii) provide the Company with a $2.5 million stand-by letter of credit or other form of compensation acceptable to the Company to reimburse the Company for any liabilities the Company may incur under the guarantee until the Company is released from the guarantee or the lease is terminated. The Purchaser did not secure the Company’s release of the guarantee. The Company and the Purchaser are in negotiations with regard to the Purchaser’s obligations with regard to the lease guarantee. As of April 29, 2006, there are $6.5 million (net of $0.6 million in expected sublease income) in lease commitments for which the Company is the guarantor. Based on its evaluation, the Company has concluded it is unlikely any payments will be required under the guarantee, thus has not established a guarantee liability as of the March 14, 2005 sale date or as of April 1, 2006.

The Company entered into a Direct Marketing Services Agreement with the Purchaser to provide telemarketing and fulfillment services for the Gump’s catalog and direct marketing businesses for 18 months. The Company has the option to extend the term for an additional 18 months.

Listed below are the revenues and income before income taxes included in the Condensed Consolidated Statements of Income (these results exclude certain corporate overhead charges allocated to Gump’s for services provided by the Company to run the business) for the 13- weeks ended March 26, 2005:

In thousands (000’s)	13- Weeks Ended March 26, 2005
Net revenues	$ 7,241
Income before income taxes	$ 2,974[a]

a) Includes a gain on disposal of $3,576 at March 26, 2005

6.	DEBT

The Company has two credit facilities: a senior secured credit facility (the “Wachovia Facility”) provided by Wachovia and a $20.0 million junior secured facility (the “Chelsey Facility”), provided by Chelsey Finance, LLC (“Chelsey Finance”), of which the entire $20.0 million was borrowed by the Company. Chelsey Finance is an affiliate of Chelsey, the Company’s principal shareholder.

As of April 1, 2006, December 31, 2005 and March 26, 2005, debt consisted of the following (in thousands):

	April 1, 2006	December 31, 2005	March 26, 2005

Wachovia Facility:
Tranche A term loans – Current portion, interest rate of 7.75% at April 1, 2006, 7.5% at December 31, 2005 and 6.0% at March 26, 2005	$ 1,992	$ 1,992	$ 1,992
Revolver, interest rate of 7.75% at April 1, 2006, 7.5% at December 31, 2005 and 6.0% at March 26, 2005	9,380	8,066	6,326
Capital lease obligations – Current portion	31	47	227
Short-term debt	11,403	10,105	8,545

Wachovia Facility:
Tranche A term loans, interest rate of 7.75% at April 1, 2006, 7.5% at December 31, 2005 and 6.0% at March 26, 2005	496	994	2,487
Chelsey Facility – stated interest rate of 12.75% (5.0% above prime rate) at April 1, 2006, 12.0% (5.0% above prime rate) at December 31, 2005 and 10.5% (5.0% above prime rate) at March 26, 2005	12,592	11,545	8,899
Capital lease obligations	2	4	33
Long-term debt	13,090	12,543	11,419
Total debt	$ 24,493	$ 22,648	$ 19,964

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

Currently, the Wachovia facility has a Tranche A term loan outstanding which has a principal balance of approximately $2.5 million as of April 1, 2006, of which approximately $2.0 million is classified as short term and approximately $0.5 million is classified as long term on the Condensed Consolidated Balance Sheet. Prior to the reduction in interest rates provided for in the Thirty-Fifth Amendment the Tranche A term loan bore interest at 0.5% over the Wachovia prime rate and required monthly principal payments of approximately $166,000. As of April 1, 2006, the interest rate on the Tranche A term loan was 7.75% after taking into account the reduction in interest rates in the Thirty-Fifth Amendment, which reduced the interest rate to the Wachovia prime rate plus 0%.

The Revolver has a maximum loan limit of $34.5 million, subject to inventory and accounts receivable sublimits that limit the credit available to the Company’s subsidiaries, which are borrowers under the Revolver. The interest rate on the Revolver was 0.5% over the Wachovia prime rate during the 13- weeks ended April 1, 2006. As of April 1, 2006, the interest rate on the Revolver was 7.75% after taking into account the rate change from the Thirty-Fifth Amendment (the Wachovia prime rate plus 0%).

Remaining availability under the Wachovia Facility as of April 1, 2006 was $15.0 million.

First Quarter 2006 Amendments to Wachovia Loan Agreement

Effective March 28, 2006 the Company and Wachovia amended the Wachovia Loan Agreement (“Thirty-Fifth Amendment”) which reduced the interest rate by 0.5% on the Revolver to the Wachovia prime rate plus 0% or the Eurodollar rate plus 2%, eliminated the annual Revolver fee, reset certain financial covenants and consented to certain transactions between the Company’s subsidiaries. There were no fees paid in connection with this amendment.

On March 28, 2006 the Company and Chelsey Finance entered into a similar amendment of the Chelsey Facility which reset certain financial covenants and consents to certain transactions.

Chelsey Facility

The Chelsey Facility is a $20.0 million junior secured credit facility with Chelsey Finance that was recorded at net of an un-accreted debt discount of $7.1 million. The Chelsey Facility has a three-year term, subject to earlier maturity upon the occurrence of a change in control or sale of the Company (as defined), and carries a stated interest rate of 5% above the prime rate publicly announced by Wachovia. The Company is not obligated to make principal payments until July 8, 2007, except if there is a change in control or sale of the Company. At April 1, 2006, the amount recorded as debt on the Condensed Consolidated Balance Sheet is $12.6 million, net of the un-accreted debt discount of $7.4 million.

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

	April 1, 2006	December 31, 2005	March 26, 2005

Amount Borrowed Under the Chelsey Facility	$ 20,000	$ 20,000	$ 20,000
Fair Value of Common Stock Warrant (Recorded as Capital in excess of par value)	(12,939)	(12,939)	(12,939)
Accretion of Debt Discount (Recorded as Interest Expense)	5,530	4,484	1,838

	$ 12,591	$ 11,545	$ 8,899

7.	NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. The Company has adopted the provisions of SFAS 151 effective January 1, 2006 and such adoption did not have a material effect on the Company’s results of operations or financial position for the first quarter of 2006.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment” (“SFAS 123R”). SFAS 123R requires measurement and recording of compensation expense for all employee share-based compensation awards using a fair value method. The Company currently accounts for its stock-based compensation to employees using the fair value-based methodology under SFAS 123. The Company has adopted the provisions of SFAS 123R effective January 1, 2006 and such adoption did not have a material effect on the Company’s results of operations or financial position for the first quarter of 2006. See Note 1 to the condensed consolidated financial statements for additional disclosures for SFAS 123R.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle. The Company is required to adopt the provisions of SFAS 154 effective January 1, 2006. The Company has adopted the provisions of SFAS 154 and such adoption did not have a material effect on the Company’s results of operations or financial position for the first quarter of 2006.

8.	SUBSEQUENT EVENTS

Management and Compensation

Effective April 14, 2006, Michael D. Contino resigned as the Company’s Executive Vice President and Chief Operating Officer. The Company has entered into a severance agreement with Mr. Contino to provide severance payments for 18 months of salary and other related costs. The Company has accrued an aggregate of $0.6 million during the 13- weeks ended April 1, 2006 for severance and other related costs due to Mr. Contino’s resignation.

The employment agreements of the Chief Executive Officer and Chief Financial Officer were both set to expire on May 5, 2006 and have been extended on a day-to-day basis.  While both continue to provide employment services to the Company, there can be no assurance that they will continue to do so.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, the percentage relationship to net revenues of certain items in the Company’s Condensed Consolidated Statements of Income (Loss):

	13- Weeks Ended
	April 1, 2006	March 26, 2005

Net revenues	100.0%	100.0%
Cost of sales and operating expenses	63.1	60.2
Selling expenses	26.1	24.9
General and administrative expenses	9.8	11.8
Depreciation and amortization	0.6	0.8
Income before interest and income taxes	0.4	2.3
Interest expense, net	2.2	2.1
Provision (benefit) for Federal and state income taxes	--	--
Income (loss) from continuing operations	(1.8)	0.2
Gain from discontinued operations of Gump’s	--	3.4
Net income (loss) and comprehensive income (loss)	(1.8)	3.6
Earnings applicable to Preferred Stock	--	0.1
Net income (loss) applicable to common shareholders	(1.8)%	3.5%

Executive Summary

During the first quarter of 2006, net revenues increased $10.6 million, or 11.8%, to $100.3 million from $89.7 million in the first quarter of 2005. This increase was primarily driven by an increase in catalog circulation levels and higher response rates. In addition, net revenues grew because of higher postage and handling rates, which we put into effect to offset an increase in United States Postal Service (“USPS”) rates that occurred in early January 2006. These increases were partially offset by lower average order sizes. We experienced higher demand in our Domestications and Silhouettes catalogs, and lower demand in The Company Store and the International Male catalogs.

During the first quarter of 2006, income before interest and income taxes decreased by approximately $1.7 million to $0.4 million for the 13- weeks ended April 1, 2006, from $2.1 million in the first quarter of 2005. The principal factors which negatively impacted the operating results for the first quarter of 2006 included the lower demand in The Company Store, the continuation of diminished productivity in our distribution center which started in the Fall of 2005 and has led to higher product fulfillment costs, higher catalog postage costs due to the USPS rate increase that occurred in early January 2006 and higher catalog paper costs which started in the Fall of 2005.

In addition, in mid March 2006, a consolidator utilized by the Company to deliver packages into the USPS system filed a petition in bankruptcy. While this bankruptcy did not materially impact our results in the first quarter of 2006, we expect it will significantly increase our merchandise shipping costs for the remainder of 2006.

Results of Operations – 13- weeks ended April 1, 2006 compared with the 13- weeks ended March 26, 2005

Net Income (Loss). The Company reported a net loss applicable to common shareholders of $1.8 million, or $0.08 basic and diluted net loss per share, for the 13- weeks ended April 1, 2006 compared with a net income applicable to common shareholders of $3.1 million, or $0.14 basic earnings per share and $0.10 diluted earnings per share, for the comparable period in 2005.

The decrease in net income (loss) applicable to common shareholders was primarily a result of the following:

•	A decline in operating profit primarily driven by higher fulfillment, catalog paper and postage costs;

•	A $0.6 million increase in general and administrative expenses attributable to severance recorded in the first quarter 2006 related to the departure of the Company’s Chief Operating Officer; and
•	An unfavorable impact of $3.0 million from discontinued operations due to the sale of Gump’s in the first quarter of 2005;

Partially offset by:

•

A $1.3 million reduction in general and administrative expenses, primarily professional fees, as a result of the completion during 2005 of the independent investigation conducted by the Audit Committee of the Board of Directors related to the restatement of the Company’s consolidated financial statements and other accounting-related matters.

Net Revenues. Net revenues increased $10.6 million (11.8%) for the 13-week period ended April 1, 2006 to $100.3 million from $89.7 million for the comparable period in 2005. This increase was primarily driven by an increase in catalog circulation levels and higher response rates. In addition, net revenues grew because of higher postage and handling rates, which we put into effect to offset an increase in United States Postal Service (“USPS”) rates that occurred in early January 2006. These increases were partially offset by lower average order sizes. We experienced higher demand in our Domestications and Silhouettes catalogs, and lower demand in The Company Store and the International Male catalogs. Internet sales increased and comprised 43.5% of combined Internet and catalog revenues for the 13- weeks ended April 1, 2006 compared with 39.2% for the comparable period in 2005, and have increased by approximately $7.5 million, or 24.0%, to $38.7 million for the 13-week period ended April 1, 2006 from $31.2 million for the comparable period in 2005.

Cost of Sales and Operating Expenses. Cost of sales and operating expenses increased by $9.3 million to $63.3 million for the 13- weeks ended April 1, 2006 as compared with $54.0 million for the comparable period in 2005. Cost of sales and operating expenses increased to 63.1% of net revenues for the 13-week period ended April 1, 2006 as compared with 60.2% of net revenues for the comparable period in 2005. As a percentage of net revenues, this increase was primarily due to increases in product shipping costs and fulfillment costs.

We ship a majority of our merchandise by USPS which increased postal rates by 5.4% in January 2006. We also experienced fuel surcharges from freight consolidators that also increased our product shipping costs. In mid March 2006, a consolidator utilized by the Company to deliver packages into the USPS system, filed a petition in bankruptcy. While this bankruptcy did not materially impact our results in the first quarter of 2006, we expect it will increase our merchandise shipping costs for the remainder of 2006.

In addition, since the consolidation of our fulfillment centers, our Roanoke fulfillment center has experienced lower productivity as a result of high levels of employee turnover and space constraints which has resulted in higher product fulfillment costs. This trend of high levels of employee turnover and lower productivity started in the third quarter of 2005 and has continued through the first quarter of 2006.

Selling Expenses. Selling expenses increased by $3.9 million to $26.2 million for the 13- weeks ended April 1, 2006 as compared with $22.3 million for the comparable period in 2005. Selling expenses increased to 26.1% of net revenues for the 13- weeks ended April 1, 2006 from 24.9% for the comparable period in 2005. As a percentage of net revenues, this change was due primarily to higher catalog paper and postage costs.

General and Administrative Expenses. General and administrative expenses decreased by $0.7 million to $9.9 million for the 13- weeks ended April 1, 2006 as compared with $10.6 million for the comparable period in 2005. General and administrative expenses decreased to 9.8% of net revenues for the 13- weeks ended April 1, 2006 from 11.8% for the comparable period in 2005. The $0.7 million decrease was attributable primarily to professional fees incurred in 2005 ($1.3 million) that related to the investigation conducted by the Audit Committee of the Board of Directors in connection with the restatement of the Company’s consolidated financial statements and other accounting-related matters. The investigation was completed in 2005 and the Company did not incur comparable costs during the first quarter of 2006. This reduction in expenses was partially offset by severance costs ($0.6 million) related to the departure of the Company’s Chief Operating Officer in 2006.

Depreciation and Amortization. Depreciation and amortization expense decreased approximately $0.3 million to approximately $0.5 million for the 13- weeks ended April 1, 2006, from $0.8 million for the comparable period in 2005. The decrease was primarily due to property and equipment that have become fully depreciated, partially offset by the depreciation of newly purchased property and equipment.

Income before interest and income taxes. The Company’s income before interest and income taxes decreased by approximately $1.7 million to $0.4 million for the 13- weeks ended April 1, 2006, from $2.1 million for the comparable period in 2005.

Interest Expense, Net. Interest expense, net, increased $0.4 million to $2.2 million for the 13- weeks ended April 1, 2006, from $1.8 million for the comparable period in fiscal 2005. This increase in interest expense is primarily due to $0.3 million in higher accretion of the debt discount and higher interest rates related to the Wachovia and Chelsey Facilities during the 13- weeks ended April 1, 2006. These increases were partially offset by a decrease in interest expense due to lower average cumulative borrowings relating to the Wachovia Facility.

Income Taxes: The benefit for federal and state income taxes is approximately 0.4% of the loss before income taxes for the 13- week period ended April 1, 2006 (which represents the anticipated effective tax rate for the full year 2006).

Gain from discontinued operations of Gump’s: On March 14, 2005, the Company sold all of the stock of Gump’s to Gump’s Holdings, LLC, an unrelated third party. The Company recognized a gain on the sale of approximately $3.6 million in the quarter ended March 26, 2005, offset by losses from Gump’s on-going operations through the sale date of approximately $0.6 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview

In the first quarter of 2006, our liquidity position remained relatively consistent with our position at the end of 2005.

Net cash used by operating activities. During the 13-week period ended April 1, 2006, net cash used by operating activities was $0.7 million. This was due primarily to an increase in inventory and payments made by the Company to reduce accounts payable partially offset by lower accounts receivable and higher customer prepayments and credits.

Net cash used by investing activities. During the 13-week period ended April 1, 2006, net cash used by investing activities was $0.3 million for capital expenditures, consisting primarily of purchases and upgrades to various information technology hardware and software and other miscellaneous equipment throughout the Company.

Net cash provided by financing activities. During the 13-week period ended April 1, 2006, net cash provided by financing activities was $0.8 million, which was primarily due to net borrowings of $0.8 million under the Wachovia Facility.

Financing Activities

See Note 6 to the condensed consolidated financial statements for information relating to the Company’s debt and financing activities.

Other Activities

Delisting of Common Stock. Our Common Stock was delisted from the AMEX on February 16, 2005 ultimately because of the Restatement which prevented us from filing our Form 10-Q for the fiscal quarter ended September 25, 2004, a condition of continued AMEX listing. Trading in our Common Stock on the AMEX was halted on November 16, 2004 and formally suspended on February 2, 2005.

Current trading information about the Company’s Common Stock can be obtained from the Pink Sheets (www.pinksheets.com) under the trading symbol HNVD.PK.

General. At April 1, 2006, the Company had $0.1 million in cash and cash equivalents, compared with $0.3 million at December 31, 2005 and $0.5 million at March 26, 2005. Working capital and current ratio at April 1, 2006 were $26.3 million and 1.42 to 1, respectively. Total recorded borrowings, net of the un-accreted debt discount of $7.4 million and the Series C Preferred, as of April 1, 2006, aggregated $24.5 million, $13.1 million of which is classified as long term. Remaining availability under the Wachovia Facility as of April 1, 2006 was $15.0 million, compared with $10.2 million at March 26, 2005.

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

See “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for additional information relating to the Company’s use of estimates and other critical accounting policies.

NEW ACCOUNTING PRONOUNCEMENTS

See “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and Note 7 of the Condensed Consolidated Financial Statements for additional information relating to new accounting pronouncements that the Company has adopted.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” and “believes,” among others, generally identify forward-looking statements. Forward-looking statements are predictions of future trends and events and as such, there are substantial risks and uncertainties associated with forward-looking statements, many of which are beyond management’s control. Some of the more material risks and uncertainties are identified in “Risk Factors” contained in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. We do not intend, and disclaim any obligation, to update any forward-looking statements.

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates: The Company’s exposure to market risk relates to interest rate fluctuations for borrowings under the Wachovia Facility, including the term loans, which bear interest at variable rates, and the Chelsey Facility, which bears interest at 5% above the prime rate publicly announced by Wachovia Bank, N.A. At April 1, 2006, outstanding principal balances under the Wachovia Facility and Chelsey Facility subject to variable rates of interest were approximately $11.9 million and $20.0 million, respectively. If interest rates were to increase by one percent from current levels, the resulting increase in interest expense, based upon the amount outstanding at April 1, 2006, would be approximately $0.3 million on an annual basis.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Item 307 of Regulation S-K. This evaluation has allowed management to make conclusions, as set forth below, regarding the state of the Company’s disclosure controls and procedures as of April 1, 2006.

It should be noted that as a result of the restatement of our prior period financial statements, the change in our auditors and the attendant delay in the completion of the 2004 audit and reviews of our quarterly financial statements, we were unable to file our Form 10-K for fiscal year 2004 and the Form 10-Q’s for the third fiscal quarter of 2004 and the first three fiscal quarters of 2005 until February 21, 2006. During the last year and half, management has made significant improvements in our disclosure controls and procedures and has completed various action plans to remedy identified weaknesses in these controls which has enabled us to file the 2005 Annual Report and this Quarterly Report on a timely basis. Subject to the foregoing, management believes that our disclosure controls are effective for purposes of Item 307 of Regulation S-K.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the first fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 16, 2006