Form 10-Q
period 2006-07-01
HANOVER DIRECT INC
filed 2006-08-14
CIK 320333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 1-08056

HANOVER DIRECT, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-0853260
(State of incorporation)	(IRS Employer Identification No.)

1500 Harbor Boulevard, Weehawken, New Jersey	07086
(Address of principal executive offices)	(Zip Code)

(201) 863-7300
(Telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

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

Yes ☐ No ☒

Common stock, par value $0.01 per share: 22,426,296 shares outstanding as of August 14, 2006.

HANOVER DIRECT, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share amounts)

	July 1, 2006	December 31, 2005	June 25, 2005
	(Unaudited)		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 31	$ 275	$ 542
Accounts receivable, net of allowance for doubtful accounts of $805, $916 and $1,246, respectively	12,814	16,518	14,981
Inventories, principally finished goods	58,017	51,356	50,187
Prepaid catalog costs	18,715	17,567	18,717
Other current assets	3,001	2,744	3,332
Total Current Assets	92,578	88,460	87,759
PROPERTY AND EQUIPMENT, AT COST:
Land	4,378	4,378	4,361
Buildings and building improvements	18,200	18,194	18,237
Leasehold improvements	1,052	1,115	1,012
Furniture, fixtures and equipment	52,155	51,532	50,957
Construction in progress	246	--	--
	76,031	75,219	74,567
Accumulated depreciation and amortization	(55,827)	(55,030)	(53,829)
Property and equipment, net	20,204	20,189	20,738
Goodwill	8,649	8,649	8,649
Deferred tax assets	2,890	2,890	2,350
Other assets	1,327	1,989	2,447
Total Assets	$ 125,648	$ 122,177	$ 121,943

Continued on next page.

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands of dollars, except share amounts)

	July 1, 2006	December 31, 2005	June 25, 2005
	(Unaudited)		(Unaudited)
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Short-term debt and capital lease obligations	$ 10,628	$ 10,105	$ 4,635
Accounts payable	26,447	27,043	28,851
Accrued liabilities	12,940	12,341	18,596
Customer prepayments and credits	12,380	10,074	16,005
Deferred tax liability	2,890	2,890	2,350
Total Current Liabilities	65,285	62,453	70,437
NON-CURRENT LIABILITIES:
Long-term debt (including debt to a related party see note 6)	13,754	12,543	11,709
Series C Participating Preferred Stock, authorized, issued and outstanding 564,819 shares; liquidation preference of $56,482	72,689	72,689	72,689
Other	1,067	40	3
Total Non-current Liabilities	87,510	85,272	84,401
Total Liabilities	152,795	147,725	154,838
SHAREHOLDERS’ DEFICIENCY:
Common Stock, $0.01 par value, authorized 50,000,000 shares at July 1, 2006, December 31, 2005 and June 25, 2005; 22,426,296 shares issued and outstanding at July 1, 2006, December 31, 2005 and June 25, 2005	225	225	225
Capital in excess of par value	460,943	460,891	460,822
Accumulated deficit	(488,315)	(486,664)	(493,942)
Total Shareholders’ Deficiency	(27,147)	(25,548)	(32,895)
Total Liabilities and Shareholders’ Deficiency	$ 125,648	$ 122,177	$ 121,943

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands of dollars, except per share amounts)

(Unaudited)

	For the 13- Weeks Ended		For the 26- Weeks Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005

NET REVENUES	$ 108,739	$ 100,231	$ 209,022	$ 189,913

OPERATING COSTS AND EXPENSES:
Cost of sales and operating expenses	66,860	61,030	130,125	115,002
Special charges	--	(6)	--	18
Selling expenses	30,274	25,772	56,457	48,050
General and administrative expenses	8,578	9,250	18,433	19,833
Depreciation and amortization	552	774	1,089	1,527
	106,264	96,820	206,104	184,430

INCOME BEFORE INTEREST AND INCOME TAXES	2,475	3,411	2,918	5,483
Interest expense, net (including interest expense to a related party see note 6)	2,333	1,928	4,579	3,755

INCOME (LOSS) BEFORE INCOME TAXES	142	1,483	(1,661)	1,728
Provision for Federal income taxes	7	30	--	35
Provision (benefit) for state income taxes	(9)	9	(10)	10
Provision (benefit) for income taxes	(2)	39	(10)	45

INCOME (LOSS) FROM CONTINUING OPERATIONS	144	1,444	(1,651)	1,683

Gain from discontinued operations of Gump’s, net of $14 of income tax benefit, including a gain including a gain on disposal of $3,576 for the 26- weeks ended June 25, 2005	--	8	--	2,996

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	144	1,452	(1,651)	4,679
Earnings applicable to Preferred Stock	--	36	--	115

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$ 144	$ 1,416	$ (1,651)	$ 4,564

NET INCOME (LOSS) PER COMMON SHARE:
From continuing operations – basic	$ 0.01	$ 0.06	$ (0.07)	$ 0.07
From continuing operations – diluted	$ 0.00	$ 0.04	$ (0.07)	$ 0.05
From discontinued operations – basic	$ 0.00	$ 0.00	$ 0.00	$ 0.13
From discontinued operations – diluted	$ 0.00	$ 0.00	$ 0.00	$ 0.09
Net income (loss) per common share – basic	$ 0.01	$ 0.06	$ (0.07)	$ 0.20
Net income (loss) per common share – diluted	$ 0.00	$ 0.04	$ (0.07)	$ 0.14
Weighted average common shares outstanding – basic (thousands)	22,426	22,426	22,426	22,426
Weighted average common shares outstanding – diluted (thousands)	32,631	32,562	22,426	32,574

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	For the 26- Weeks Ended
	July 1, 2006	June 25, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (1,651)	$ 4,679
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including deferred fees	1,449	2,003
Provision for doubtful accounts	274	356
Special charges	--	18
Gain on the sale of Gump’s	--	(3,576)
Gain on the sale of property and equipment	(2)	(71)
Compensation expense related to stock options	52	79
Accretion of debt discount	2,187	1,547
Changes in assets and liabilities:
Accounts receivable	3,430	407
Inventories	(6,661)	(3,028)
Prepaid catalog costs	(1,148)	(4,133)
Accounts payable	(596)	1,807
Accrued liabilities	599	(664)
Customer prepayments and credits	2,306	4,522
Other, net	1,072	1,049
Net cash provided by operating activities	1,311	4,995
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(1,104)	(875)
Proceeds from disposal of property and equipment	2	80
Proceeds from the sale of Gump’s	--	8,921
Net cash provided (used) by investing activities	(1,102)	8,126
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under Wachovia revolving loan facility	546	(11,928)
Payments under Wachovia Tranche A term loan facility	(994)	(996)
Net borrowings of other debt financing	33	--
Payments of capital lease obligations	(38)	(165)
Net cash used by financing activities	(453)	(13,089)
Net increase (decrease) in cash and cash equivalents	(244)	32
Cash and cash equivalents at the beginning of the period	275	510
Cash and cash equivalents at the end of the period	$ 31	$ 542

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$ 2,021	$ 2,016
Income taxes	$ 2	$ 133

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

Sale of Gump’s Business

On March 14, 2005, the Company sold all of the stock of Gump’s Corp. and Gump’s By Mail, Inc. (collectively, “Gump’s”) (See Note 5). The Condensed Consolidated Statements of Income (Loss) for the 13 and 26- Weeks Ended June 25, 2005 reflects the Gump’s operating results and gain on sale as discontinued operations. In addition, in the Condensed Consolidated Statement of Cash Flows for the 26- Weeks Ended June 25, 2005, the change in assets and liabilities reflects Gump’s as discontinued operations.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, “Share-Based Payment” (“SFAS 123R”), under the modified prospective method. Since the Company had previously accounted for stock-based compensation plans under the fair value provisions of SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), adoption did not significantly impact the Company’s financial position or results of operations. Under SFAS 123R, actual tax benefits recognized in excess of tax benefits previously established upon grant are reported as a financing cash inflow. Prior to adoption, such excess tax benefits were reported as an increase to operating cash flows. As of July 1, 2006, there were no tax benefits recognized in excess of tax benefits previously established upon grant.

The Company accounts for its stock options issued under its stock compensation plans under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. All stock option grants have an exercise price equal to the fair market value of the Company’s common stock on the date of grant and generally have a 10-year term. The fair value of stock option grants is amortized to expense over the vesting period, generally 24 to 48 months. As of July 1, 2006, 2.8 million shares were available for future stock-based compensation grants. The Company issues new shares on the open market upon the exercise of stock options. For the 13 and 26- weeks ended July 1, 2006 and June 25, 2005, the Company recognized stock-based compensation expense of less than $0.1 million in each period.

The weighted average Black-Scholes fair value assumptions for stock options issued during the 13 and 26- weeks ended July 1, 2006 and June 25, 2005 are as follows (no stock options were granted for the 13 and 26- weeks ended July 1, 2006):

	For the 13- Weeks Ended		For the 26- Weeks Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005

Expected term (in years)	—	4	—	4
Risk free interest rate	—	4.13%	—	3.96%
Expected volatility	—	86.49%	—	87.55%
Expected dividend yield	—	0%	—	0%

A summary of option activity during the 26- weeks ended July 1, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding, beginning of period	1,169,600	$ 4.65	4.9	$ 61,070
Granted	—	—
Exercised	—	—
Forfeited	(479,000)	4.62
Options outstanding, end of period	690,600	$ 4.68	6.9	$ 38,000
Options exercisable, end of period	616,758	$ 5.09	6.7	$ 25,333
Weighted average fair value of options granted	$ —

As of July 1, 2006, all stock options outstanding are either vested or expected to vest.

A summary of the status of the Company’s nonvested shares as of July 1, 2006, and changes during the 26- weeks ended July 1, 2006, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested options outstanding, beginning of period	175,507	$1.00
Granted	—	—
Vested	(101,665)	1.14
Forfeited	—	—
Nonvested options outstanding, end of period	73,842	$0.82

As of July 1, 2006, there was less than $0.1 million of total unrecognized compensation cost related to nonvested share-based compensation stock option plans of the Company. That cost is expected to be recognized over a weighted-average period of 1.1 years.

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

Audit Committee Investigation; SEC Inquiry

In response to the discovery during the second half of 2004 of errors in the Company’s accounting treatment of certain items, it was determined in the third quarter of 2004 that the Company needed to restate previously filed financial statements (“Restatement”). Shortly thereafter, the Audit Committee of the Board of Directors launched an independent investigation relating to the Restatement and other accounting-related matters and engaged Wilmer Cutler Pickering Hale & Dorr LLP (“Wilmer Hale”) to conduct the investigation. The Company was notified in January 2005 by the SEC that it was conducting an informal inquiry into the Company’s financial results and financial reporting since 1998. At this point in time, the SEC informal inquiry is ongoing. On October 20, 2005, the Audit Committee dismissed KPMG LLP (“KPMG”) as the Company’s independent auditors and thereafter engaged Goldstein Golub Kessler LLP (“GGK”). GGK completed its audit of the Company’s 2004, 2003 and 2002 fiscal year end financial statements and its review of the Company’s quarterly financial statements for the third fiscal quarter of 2004 and the first three quarters of 2005 on February 8, 2006. On February 21, 2006, the Company filed the past due periodic reports with the SEC. Since those filings, the Company has filed its periodic reports on a timely basis.

Significant Shareholder; Going Private Proposal and Related Litigation

The Company has a significant shareholder, Chelsey Direct, LLC. Chelsey and its related affiliates (“Chelsey”) beneficially own approximately 69% of the Company’s issued and outstanding common stock (“Common Stock”) and approximately 77% of the Common Stock after giving effect to the exercise of all of Chelsey’s outstanding options and warrants. In addition, Chelsey holds all 564,819 shares of the Company’s Series C Participating Preferred Stock (“Series C Preferred”), which has 100 votes per share. Including the Series C Preferred and the outstanding options and warrants beneficially owned by Chelsey, Chelsey holds approximately 91% of the voting rights of the Company.

The Company received a proposal from Chelsey to acquire the shares of Common Stock that Chelsey does not already own for a cash purchase price of $1.25 per share in a letter dated February 23, 2006. The letter indicated Chelsey's belief that the Company should become privately owned due to the financial drain imposed by remaining public as well as the limited benefits of remaining public. The letter stated that Chelsey or an affiliate proposes to enter into a cash merger agreement with the Company and to commence a cash tender promptly after the execution of that agreement.

Shortly after receipt of the letter, the Board of Directors met and formed a special committee (“Special Committee”) comprised of A. David Brown, Robert H. Masson and Donald Hecht, the three directors who were not Company employees or affiliated with Chelsey; Mr. Masson was appointed as the Special Committee’s Chairman. The Special Committee appointed Wilmer Hale as its independent counsel and engaged Houlihan Lokey Howard & Zukin (“Houlihan Lokey”) as its financial advisor.

On May 25, 2006, the Company was advised that discussions between Chelsey Direct LLC and the Special Committee concerning Chelsey's proposal to take the Company private at $1.25 per share had been terminated and as a result, the offer had been withdrawn.

As a result of the going private proposal, three substantially identical complaints had been filed against the Company, Chelsey and each of the Company’s directors (see Note 3 below).

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

	For the 13- Weeks Ended		For the 26- Weeks Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005

Net income (loss)	$ 144	$ 1,452	$ (1,651)	$ 4,679
Less:
Earnings applicable to preferred stock	--	36	--	115
Net income (loss) applicable to common Shareholders	$ 144	$ 1,416	$ (1,651)	$ 4,564
Basic net income (loss) per common share	$ 0.01	$ 0.06	$ (0.07)	$ 0.20

Weighted-average common shares outstanding	22,426	22,426	22,426	22,426

Diluted net income (loss)	$ 144	$ 1,416	$ (1,651)	$ 4,564
Diluted net income (loss) per common share	$ 0.00	$ 0.04	$ (0.07)	$ 0.14

Weighted-average common shares outstanding	22,426	22,426	22,426	22,426
Effect of Dilution:
Stock warrants (issued July 8, 2004)	10,183	10,136	--	10,148
Stock options	22	--	--	--
Weighted-average common shares outstanding assuming dilution	32,631	32,562	22,426	32,574

Diluted net income (loss) per common share excluded incremental weighted-average shares of 10,205,174 for the 26- weeks ended July 1, 2006. These incremental weighted-average shares were related to employee stock options and common stock warrants and were excluded due to their anti-dilutive effect. Options for which the exercise price was greater than the average market price of common shares as of the 13 and 26- weeks ended July 1, 2006 and June 25, 2005 were not included in the computation of diluted earnings per share, as the effect would be antidilutive. These consisted of options totaling 590,600 shares and 1,180,500 shares relating to the 13- week periods, respectively, and 542,600 shares and 1,130,500 shares relating to the 26- week periods, respectively.

3.	CONTINGENCIES

Litigation Related to Going Private Proposal:

As a result of the going private proposal (see Note 1 above), three substantially identical complaints have been filed against the Company, Chelsey and each of the Company’s directors: the first complaint was filed in Delaware Chancery Court by Glenn Freedman and L.I.S.T., Inc. as plaintiffs on March 1, 2006; the second complaint was filed in Delaware Chancery Court by Howard Lasker as plaintiff on March 7, 2006; and the third complaint was filed in Superior Court of New Jersey Chancery Division by Feivel Gottlieb as plaintiff on March 3, 2006. In each complaint, the plaintiffs challenge Chelsey’s going private proposal and allege, among other things, that the consideration to be paid in the going private proposal is unfair and grossly inadequate, that the Special Committee cannot be expected to act independently, that Chelsey has manipulated the financial statements of the Company and its public statements in order to depress the stock price of the Company and that the proposal would freeze out the purported class members and capture the true value of the Company for Chelsey. In each complaint, plaintiffs seek class action certification, preliminary and permanent injunctive relief, rescission of the transaction if the offer is consummated and unspecified damages.

The plaintiffs in each of the cases agreed to extend the time by which the defendants were required to respond pending the recommendation of the Special Committee regarding the fairness of the transaction from a financial perspective. On May 25, 2006, Chelsey withdrew its going private proposal.

The Company believes that the complaints are without merit and intends to defend its interests vigorously.

SEC Informal Inquiry:

See Note 1 to the consolidated financial statements for a discussion of the informal inquiry being conducted by the SEC relating to the Company’s financial results and financial reporting since 1998.

Claims for Post-Employment Benefits

The Company was involved in four lawsuits instituted by former employees arising from the Company’s denial of change in control (“CIC”) benefits under compensation continuation plans following the termination of employment. One of these lawsuits was settled during the second fiscal quarter.

Two of these cases arose from the circumstances surrounding the Restatement:

Charles Blue v. Hanover Direct, Inc., William Wachtel, Stuart Feldman, Wayne Garten and Robert Masson, No.: L-5153-05 (Super. Ct. N.J., Law Div. Hudson Cty, filed Oct. 24, 2005) is an action instituted by the Company’s former Chief Financial Officer who was terminated for cause on March 8, 2005.  The complaint seeks compensatory and punitive damages and attorney’s fees and alleges retaliation, mental anguish and reputational damage, loss of earnings and employment and racial discrimination.  The Company is mounting a vigorous defense in the action, which is in the discovery phase, and believes that Mr. Blue was properly terminated for cause and that his claims are groundless.  The parties to the lawsuit are engaging in discovery.

Frank Lengers v. Hanover Direct, Inc., Wayne Garten, William Wachtel, A. David Brown, Stuart Feldman, Paul S. Goodman,  Donald Hecht and Robert Masson, No.: L-5795-05 (Super. Ct. N.J., Law Div. Hudson Cty, filed Nov. 16, 2005) was brought as a result of the Company terminating the employment of its former Vice President, Treasury Operations & Risk Management, on March 8, 2005 for cause.  The complaint seeks compensatory and punitive damages and attorney’s fees and alleges improper denial of CIC benefits, age and disability discrimination, handicap discrimination, aiding and abetting and breach of contract.  The Company is mounting a vigorous defense in the action, which is in the discovery phase, and believes that Mr. Lengers was properly terminated for cause and that his claims are groundless. The parties to the lawsuit are engaging in discovery.

Discovery in the third case is scheduled to be completed in September 2006.

The Company believes that it properly denied CIC benefits with respect each of the three former employees and that it has meritorious defenses in all of the cases and plans a vigorous defense.

In addition, the Company is involved in various routine lawsuits of a nature that is deemed customary and incidental to its businesses. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

4.	SPECIAL CHARGES

2004 Plan

On June 30, 2004, the Company announced its plan to consolidate the operations of the LaCrosse, Wisconsin fulfillment center and storage facility into the Roanoke, Virginia fulfillment center by June 30, 2005. The LaCrosse fulfillment center and the storage facility were closed in June 2005 and August 2005, upon the expiration of their respective leases. The Company substantially completed the consolidation into the Roanoke, Virginia fulfillment center by the end of June 2005. The Company has incurred approximately $0.8 million in facility exit costs from the date of the announcement through July 1, 2006. The Company accrued $0.5 million in severance and related costs during 2004 associated with the LaCrosse operations and the elimination of 149 full and part-time positions, of which 96 employees have been or are being provided severance benefits by the Company. Since the consolidation of the fulfillment centers, the Company’s Roanoke fulfillment center has experienced high levels of employee turnover and lower productivity that has negatively impacted fulfillment costs and the Company’s overall performance. This trend of high levels of employee turnover and lower productivity has continued through the 26- weeks ended July 1, 2006 and is expected to continue further into 2006.

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

As of July 1, 2006, a current liability of less than $0.1 million was included within Accrued Liabilities relating to future payments of severance and personnel costs in connection with the Company’s 2004 plan. This amount will be settled by December 2006.

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

After the sale, the Company continued as the guarantor of one of the two leases for the San Francisco building where the store is located (the Company was released from liability on the other lease). The Purchaser was required to use its commercially reasonable efforts to secure the Company’s release from the guarantee within a year of the closing. If the Purchaser could not secure the Company’s release within a year of the closing, an affiliate of the Purchaser was required to either (i) transfer a percentage interest in its business so that the Company will own, indirectly, 5% interest of the Purchaser’s common stock, or (ii) provide the Company with a $2.5 million stand-by letter of credit or other form of compensation acceptable to the Company to reimburse the Company for any liabilities the Company may incur under the guarantee until the Company is released from the guarantee or the lease is terminated. The Purchaser did not secure the Company’s release of the guarantee. The Company agreed to accept a secured $2.5 million promissory note from one of the principal investors in the Purchaser. The note is secured by a pledge of equity which indirectly represents 5% of the Purchaser’s common stock. The Company may draw on the note if the Company incurs any liability to the landlord under the lease guarantee or as a result of a default on the other lease. As of July 31, 2006, there are $6.1 million (net of $0.5 million in expected sublease income) in lease commitments for which the Company is the guarantor. Based on its evaluation, the Company has concluded it is unlikely any payments will be required under the guarantee, thus has not established a guarantee liability as of the March 14, 2005 sale date or as of July 1, 2006.

The Company entered into a Direct Marketing Services Agreement with the Purchaser to provide telemarketing and fulfillment services for the Gump’s catalog and direct marketing businesses for 18 months. This agreement is expiring in October 2006 and will not be renewed.

Listed below are the revenues and income before income taxes included in the Condensed Consolidated Statements of Income (Loss) (these results exclude certain corporate overhead charges allocated to Gump’s for services provided by the Company to run the business) for the 26- weeks ended June 25, 2005:

In thousands (000’s)	26- Weeks Ended June 25, 2005
Net revenues	$ 7,241
Income before income taxes	$ 2,974[a]

a) Includes a gain on disposal of $3,576 at June 25, 2005

6.	DEBT

The Company has two credit facilities: a senior secured credit facility (the “Wachovia Facility”) provided by Wachovia and a $20.0 million junior secured facility (the “Chelsey Facility”), provided by Chelsey Finance, LLC (“Chelsey Finance”), of which the entire $20.0 million was borrowed by the Company. Chelsey Finance is an affiliate of Chelsey, the Company’s principal shareholder.

As of July 1, 2006, December 31, 2005 and June 25, 2005, debt consisted of the following (in thousands):

	July 1, 2006	December 31, 2005	June 25, 2005

Wachovia Facility:
Tranche A term loans – Current portion, weighted average interest rate of 7.13% at July 1, 2006, 7.5% at December 31, 2005 and 6.0% at June 25, 2005	$ 1,992	$ 1,992	$ 1,992
Revolver, weighted average interest rate of 7.46% at July 1, 2006, 7.5% at December 31, 2005 and 6.0% at June 25, 2005	8,612	8,066	2,480
Capital lease obligations and other debt – Current portion	24	47	163
Short-term debt	10,628	10,105	4,635

Wachovia Facility:
Tranche A term loans, interest rate of 7.5% at December 31, 2005 and 6.0% at June 25, 2005	--	994	1,989
Chelsey Facility – stated interest rate of 13.0% (5.0% above prime rate) at July 1, 2006, 12.0% (5.0% above prime rate) at December 31, 2005 and 11.0% (5.0% above prime rate) at June 25, 2005	13,732	11,545	9,706
Capital lease obligations and other debt	22	4	14
Long-term debt	13,754	12,543	11,709
Total debt	$ 24,382	$ 22,648	$ 16,344

Wachovia Facility

Wachovia and the Company are parties to a Loan and Security Agreement dated November 14, 1995 (as amended by the First through Thirty-Sixth Amendments, the “Wachovia Loan Agreement”) pursuant to which Wachovia provided the Company with the Wachovia Facility which has included, since inception, one or more term loans and a revolving credit facility (“Revolver”). The Wachovia Facility expires on July 8, 2007.

Currently, the Wachovia facility has a Tranche A term loan outstanding which has a principal balance of $2.0 million as of July 1, 2006, all of which is classified as short term on the Condensed Consolidated Balance Sheet. Prior to the reduction in interest rates provided for in the Thirty-Fifth Amendment, the Tranche A term loan bore interest at 0.5% over the Wachovia prime rate and required monthly principal payments of approximately $166,000. The interest rate on the Tranche A term loan, as provided for in the Thirty-Fifth Amendment, is the Wachovia prime rate or the Eurodollar rate plus 2% during the 13- weeks ended July 1, 2006. As of July 1, 2006, the weighted average interest rate on the Tranche A term loan was 7.13%.

The Revolver has a maximum loan limit of $34.5 million, subject to inventory and accounts receivable sublimits, that limit the credit available to the Company’s subsidiaries, which are borrowers under the Revolver. The interest rate on the Revolver, as provided for in the Thirty-Fifth Amendment, is the Wachovia prime rate or the Eurodollar rate plus 2% during the 13- weeks ended July 1, 2006. As of July 1, 2006, the weighted average interest rate on the Revolver was 7.46%.

Remaining availability under the Wachovia Facility as of July 1, 2006 was $17.5 million.

2006 Amendments to Wachovia Loan Agreement

The Thirty Fifth Amendment to the Wachovia Loan Agreement, which took effect March 28, 2006, reduced the interest rate by 0.5% on the Wachovia Facility to the Wachovia prime rate plus 0% or the Eurodollar rate plus 2%, eliminated the annual Revolver fee, reduced certain financial covenant targets and consented to certain transactions between the Company’s subsidiaries. There were no fees paid in connection with this amendment.

Effective August 10, 2006, the Company and Wachovia entered into the Thirty-Sixth Amendment to the Wachovia Loan Agreement which reduced certain financial covenant targets for the third and fourth fiscal quarters of 2006. There were no fees paid in connection with this amendment.

On March 28, 2006 and August 10, 2006, the Company and Chelsey Finance entered into similar amendments of the Chelsey Facility, which reduced certain financial covenant targets and consented to certain transactions.

Chelsey Facility

The Chelsey Facility is a $20.0 million junior secured credit facility with Chelsey Finance that was initially recorded at $7.1 million, net of an un-accreted debt discount of $12.9 million. The Chelsey Facility has a three-year term, subject to earlier maturity upon the occurrence of a change in control or sale of the Company (as defined), and carries a stated interest rate of 5% above the prime rate publicly announced by Wachovia. The Company is not obligated to make principal payments until July 8, 2007, except if there is a change in control or sale of the Company. At July 1, 2006, the amount recorded as debt on the Condensed Consolidated Balance Sheet is $13.7 million, net of the un-accreted debt discount of $6.3 million.

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

	July 1, 2006	December 31, 2005	June 25, 2005

Amount Borrowed Under the Chelsey Facility	$ 20,000	$ 20,000	$ 20,000
Fair Value of Common Stock Warrant (Recorded as Capital in excess of par value)	(12,939)	(12,939)	(12,939)
Accretion of Debt Discount (Recorded as Interest Expense)	6,671	4,484	2,645

	$ 13,732	$ 11,545	$ 9,706

7.	NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. The Company has adopted the provisions of SFAS 151 effective January 1, 2006 and such adoption did not have a material effect on the Company’s results of operations or financial position for the 26- weeks ended July 1, 2006.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment” (“SFAS 123R”). SFAS 123R requires measurement and recording of compensation expense for all employee share-based compensation awards using a fair value method. The Company currently accounts for its stock-based compensation to employees using the fair value-based methodology under SFAS 123. The Company has adopted the provisions of SFAS 123R effective January 1, 2006 and such adoption did not have a material effect on the Company’s results of operations or financial position for the 13 and 26- weeks ended July 1, 2006. See Note 1 to the condensed consolidated financial statements for additional disclosures for SFAS 123R.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle. The Company is required to adopt the provisions of SFAS 154 effective January 1, 2006. The Company has adopted the provisions of SFAS 154 and such adoption did not have a material effect on the Company’s results of operations or financial position for the 13 and 26- weeks ended July 1, 2006.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing this new standard to determine its effects, if any, on our results of operations or financial position.

8.	CHANGES IN MANAGEMENT

Management and Compensation

Effective April 14, 2006, Michael D. Contino resigned as the Company’s Executive Vice President and Chief Operating Officer. The Company has entered into a severance agreement with Mr. Contino to provide severance payments for 18 months of salary and other related costs. The Company has accrued an aggregate of $0.6 million during the first quarter of 2006 for severance and other related costs due to Mr. Contino’s resignation.

The employment agreements of the Chief Executive Officer and Chief Financial Officer both expired on May 5, 2006 and have been extended on a day-to-day basis.  While both continue to provide employment services to the Company, there can be no assurance that they will continue to do so.

9.	SUBSEQUENT AND OTHER EVENTS

Third Party Product Fulfillment and Telemarketing Services Agreements. Effective June 1, 2006, the Company entered into an agreement with the National Geographic Society to terminate the agreement between the parties for product distribution and telemarketing services effective no later than May 30, 2007. The Gump’s services agreement expires in October 2006 and as previously reported, the Company’s services agreement with Improvements will also expire in August 2007.

Board. Effective July 18, 2006, A. David Brown, Donald Hecht and Robert H. Masson resigned from the Company’s Board of Directors and as members of the respective Board committees of which they were members.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, the percentage relationship to net revenues of certain items in the Company’s Condensed Consolidated Statements of Income (Loss):

	13- Weeks Ended		26- Weeks Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales and operating expenses	61.5	60.9	62.3	60.6
Selling expenses	27.8	25.7	27.0	25.3
General and administrative expenses	7.9	9.2	8.8	10.4
Depreciation and amortization	0.5	0.8	0.5	0.8
Income before interest and income taxes	2.3	3.4	1.4	2.9
Interest expense, net	2.2	1.9	2.2	2.0
Provision for Federal and state income taxes	--	0.1	--	--
Income (loss) from continuing operations	0.1	1.4	(0.8)	0.9
Gain from discontinued operations of Gump’s	--	--	--	1.6
Net income (loss) and comprehensive income (loss)	0.1	1.4	(0.8)	2.5
Earnings applicable to Preferred Stock	--	--	--	0.1
Net income (loss) applicable to common shareholders	0.1%	1.4%	(0.8)%	2.4%

Executive Summary

During the first six months of 2006, net revenues increased $19.1 million, or 10.1%, to $209.0 million from $189.9 million in the first six months of 2005. This increase was primarily driven by an increase in catalog circulation levels and higher response rates. In addition, net revenues grew because of higher postage and handling rates, which we put into effect to offset an increase in United States Postal Service (“USPS”) rates that occurred in early January 2006. These increases were partially offset by lower average order sizes. We experienced higher demand in our Domestications and Silhouettes catalogs, and lower demand in The Company Store and the International Male catalogs.

During the first six months of 2006, income before interest and income taxes decreased by approximately $2.6 million to $2.9 million from $5.5 million in the first six months of 2005. The principal factors which negatively impacted the operating results for the first six months of 2006 included:

•	the continuation of diminished productivity in our distribution center, which started in the fall of 2005 and has led to higher product fulfillment costs;
•

higher outbound merchandise shipping costs caused by the bankruptcy of a consolidator utilized by the Company to deliver packages into the USPS system in mid March 2006, which caused the Company to utilize more expensive methods of delivery within the USPS system. While we expect this bankruptcy will continue to significantly increase our merchandise shipping costs for the remainder of 2006, the incremental increase in outbound merchandise shipping costs will diminish over the second half of the year;

•	higher catalog paper costs, which started in the fall of 2005; and
•	higher catalog postage costs due to the USPS rate increase that occurred in early January 2006.

Results of Operations – 13- weeks ended July 1, 2006 compared with the 13- weeks ended June 25, 2005

Net Income. The Company reported net income applicable to common shareholders of $0.1 million, or $0.01 basic earnings per share and $0.00 diluted earnings per share, for the 13- weeks ended July 1, 2006 compared with a net income applicable to common shareholders of $1.4 million, or $0.06 basic earnings per share and $0.04 diluted earnings per share, for the comparable period in 2005.

The decrease in net income applicable to common shareholders was primarily a result of the following:

•	a decline in operating profit primarily driven by higher outbound merchandise shipping, product fulfillment, catalog paper and postage costs; and
•	A $0.8 million increase in payroll and fringe benefits;

Partially offset by:

•	lower product costs due to improved sourcing of merchandise; and
•	a $0.4 million reduction in general and administrative expenses related to reduced rent in 2006 as a result of the 2005 consolidation of the Company’s headquarters.

Net Revenues. Net revenues increased $8.5 million (8.5%) for the 13-week period ended July 1, 2006 to $108.7 million from $100.2 million for the comparable period in 2005. This increase was primarily driven by an increase in catalog circulation levels and higher response rates. In addition, net revenues grew because of higher postage and handling rates, which we put into effect to offset an increase in USPS rates that occurred in early January 2006. These increases were partially offset by lower average order sizes. We experienced higher demand in our Domestications and Silhouettes catalogs, and flat demand in The Company Store and the International Male catalogs. Internet sales increased and comprised 42.9% of combined Internet and catalog revenues for the 13- weeks ended July 1, 2006 compared with 37.0% for the comparable period in 2005, and have increased by approximately $9.2 million, or 28.1%, to $42.0 million for the 13-week period ended July 1, 2006 from $32.8 million for the comparable period in 2005.

Cost of Sales and Operating Expenses. Cost of sales and operating expenses increased by $5.8 million to $66.9 million for the 13- weeks ended July 1, 2006 as compared with $61.0 million for the comparable period in 2005. Cost of sales and operating expenses increased to 61.5% of net revenues for the 13-week period ended July 1, 2006 as compared with 60.9% of net revenues for the comparable period in 2005. As a percentage of net revenues, this increase was primarily due to increases in outbound merchandise shipping and fulfillment costs partially offset by lower merchandise costs.

We ship a majority of our merchandise by USPS which increased postal rates by 5.4% in January 2006. We also experienced fuel surcharges from freight consolidators that also increased our merchandise shipping costs. In mid March 2006, a consolidator utilized by the Company that enabled the Company to bypass USPS regional bulk mail centers, thereby reducing transportation and USPS charges, filed a petition in bankruptcy. This caused the Company to incur increased outbound merchandise transportation and USPS charges ($1.3 million in higher costs in the second quarter of 2006). While we expect this bankruptcy will continue to significantly increase our merchandise shipping costs for the remainder of 2006, the incremental increase in outbound merchandise shipping costs will diminish over the second half of the year.

In addition, since the consolidation of our fulfillment centers, our Roanoke fulfillment center has experienced lower productivity as a result of high levels of employee turnover and space constraints which has resulted in higher product fulfillment costs. The lower productivity started in the third quarter of 2005 and has continued through the second quarter of 2006. We have installed new management in the fulfillment center to address these issues.

Selling Expenses. Selling expenses increased by $4.5 million to $30.3 million for the 13- weeks ended July 1, 2006 as compared with $25.8 million for the comparable period in 2005. Selling expenses increased to 27.8% of net revenues for the 13- weeks ended July 1, 2006 from 25.7% for the comparable period in 2005. As a percentage of net revenues, this change was due primarily to higher catalog paper and postage costs and Internet marketing expenses.

General and Administrative Expenses. General and administrative expenses decreased by $0.7 million to $8.6 million for the 13- weeks ended July 1, 2006 as compared with $9.3 million for the comparable period in 2005. General and administrative expenses decreased to 7.9% of net revenues for the 13- weeks ended July 1, 2006 from 9.2% for the comparable period in 2005. The $0.7 million decrease was attributable primarily to professional fees incurred in 2005 ($0.4 million) that related to the investigation conducted by the Audit Committee of the Board of

Directors in connection with the restatement of the Company’s consolidated financial statements (“Restatement”) and other accounting-related matters. The investigation was completed in 2005 and the Company did not incur comparable costs during the second quarter of 2006. In addition there is a $0.4 million reduction in general and administrative expenses related to reduced rent in 2006 as a result of the 2005 consolidation of the Company’s headquarters. These reductions in expenses were partially offset by fees in 2006 ($0.5 million) related to the Going Private proposal which included legal and investment banking fees and compensation paid to the Special Committee members. In addition, compensation and fringe benefits increased by an aggregate of $0.3 million due to an increased number of employees and higher medical costs.

Depreciation and Amortization. Depreciation and amortization expense decreased approximately $0.2 million to approximately $0.6 million for the 13- weeks ended July 1, 2006, from $0.8 million for the comparable period in 2005. The decrease was primarily due to property and equipment that have become fully depreciated, partially offset by the depreciation of newly purchased property and equipment.

Income before interest and income taxes. The Company’s income before interest and income taxes decreased by approximately $0.9 million to $2.5 million for the 13- weeks ended July 1, 2006, from $3.4 million for the comparable period in 2005.

Interest Expense, Net. Interest expense, net, increased $0.4 million to $2.3 million for the 13- weeks ended July 1, 2006, from $1.9 million for the comparable period in fiscal 2005. This increase in interest expense is primarily due to $0.3 million in higher accretion of the debt discount and higher interest rates related to the Wachovia and Chelsey Facilities during the 13- weeks ended July 1, 2006.

Income Taxes: The benefit for federal and state income taxes is approximately 1.4% of the loss before income taxes for the 13- week period ended July 1, 2006.

Results of Operations – 26- weeks ended July 1, 2006 compared with the 26- weeks ended June 25, 2005

Net Income (Loss). The Company reported a net loss applicable to common shareholders of $1.7 million, or $0.07 basic and diluted net loss per share, for the 26- weeks ended July 1, 2006 compared with a net income applicable to common shareholders of $4.6 million, or $0.20 basic earnings per share and $0.14 diluted earnings per share, for the comparable period in 2005.

The decrease in net income (loss) applicable to common shareholders was primarily a result of the following:

•	a decline in operating profit primarily driven by higher outbound merchandise shipping, fulfillment, catalog paper and postage costs;
•	An unfavorable impact of $3.0 million from discontinued operations due to the sale of Gump’s in the first quarter of 2005;
•	a $0.7 million increase in compensation and fringe benefits; and
•	a $0.6 million increase in general and administrative expenses attributable to severance recorded in 2006 related to the departure of the Company’s Chief Operating Officer;

Partially offset by:

•	Lower product costs due to improved sourcing of merchandise;
•

a $1.7 million reduction in general and administrative expenses, primarily professional fees, as a result of the completion during 2005 of the independent investigation conducted by the Audit Committee of the Board of Directors related to the restatement of the Company’s consolidated financial statements and other accounting-related matters; and

•	a $0.5 million reduction in general and administrative expenses related to reduced rent in 2006 as a result of the 2005 consolidation of the Company’s headquarters.

Net Revenues. Net revenues increased $19.1 million (10.1%) for the 26-week period ended July 1, 2006 to $209.0 million from $189.9 million for the comparable period in 2005. This increase was primarily driven by an increase in catalog circulation levels and higher response rates. In addition, net revenues grew because of higher postage and handling rates, which we put into effect to offset an increase in United States Postal Service (“USPS”) rates that occurred in early January 2006. These increases were partially offset by lower average order sizes. We experienced higher demand in our Domestications and Silhouettes catalogs, and lower demand in The Company Store and the International Male catalogs. Internet sales increased and comprised 43.2% of combined Internet and catalog revenues for the 26- weeks ended July 1, 2006 compared with 38.0% for the comparable period in 2005, and have increased by approximately $16.8 million, or 26.2%, to $80.7 million for the 26-week period ended July 1, 2006 from $63.9 million for the comparable period in 2005.

Cost of Sales and Operating Expenses. Cost of sales and operating expenses increased by $15.1 million to $130.1 million for the 26- weeks ended July 1, 2006 as compared with $115.0 million for the comparable period in 2005. Cost of sales and operating expenses increased to 62.3% of net revenues for the 26-week period ended July 1, 2006 as compared with 60.6% of net revenues for the comparable period in 2005. As a percentage of net revenues, this increase was primarily due to increases in outbound merchandise shipping and fulfillment costs partially offset by lower merchandise costs.

As noted above, the Company incurred increased outbound merchandise transportation and USPS charges attributable to the bankruptcy of a consolidator utilized by the Company ($1.3 million in higher cost in the second quarter of 2006), increased USPS charges as a result of the January 2006 rate increase and fuel surcharges. While we expect this bankruptcy will continue to significantly increase our merchandise shipping costs for the remainder of 2006, the incremental increase in outbound merchandise shipping costs will diminish over the second half of the year.

In addition, since the consolidation of our fulfillment centers, our Roanoke fulfillment center has experienced lower productivity as a result of high levels of employee turnover and space constraints which has resulted in higher product fulfillment costs. The lower productivity started in the third quarter of 2005 and has continued through the second quarter of 2006. We have installed new management in the fulfillment center to address these issues.

Selling Expenses. Selling expenses increased by $8.4 million to $56.5 million for the 26- weeks ended July 1, 2006 as compared with $48.1 million for the comparable period in 2005. Selling expenses increased to 27.0% of net revenues for the 26- weeks ended July 1, 2006 from 25.3% for the comparable period in 2005. As a percentage of net revenues, this change was due primarily to higher catalog paper and postage costs and Internet marketing expenses.

General and Administrative Expenses. General and administrative expenses decreased by $1.4 million to $18.4 million for the 26- weeks ended July 1, 2006 as compared with $19.8 million for the comparable period in 2005. General and administrative expenses decreased to 8.8% of net revenues for the 26- weeks ended July 1, 2006 from 10.4% for the comparable period in 2005. The $1.4 million decrease was attributable primarily to professional fees incurred in 2005 ($1.7 million) that related to the Audit Committee investigation and other accounting-related matters. In addition there is a $0.5 million reduction in general and administrative expenses related to reduced rent in 2006 as a result of the 2005 consolidation of the Company’s headquarters and lower insurance costs ($0.4 million). These reductions in expenses was partially offset by professional fees ($0.7 million) related to the Going Private proposal in 2006. In addition higher compensation and fringe benefits increased by an aggregate of $0.7 million due to an increased number of employees and higher medical costs and severance costs ($0.6 million) related to the departure of the Company’s Chief Operating Officer in 2006.

Depreciation and Amortization. Depreciation and amortization expense decreased approximately $0.4 million to approximately $1.1 million for the 26- weeks ended July 1, 2006, from $1.5 million for the comparable period in 2005. The decrease was primarily due to property and equipment that have become fully depreciated, partially offset by the depreciation of newly purchased property and equipment.

Income before interest and income taxes. The Company’s income before interest and income taxes decreased by approximately $2.6 million to $2.9 million for the 26- weeks ended July 1, 2006, from $5.5 million for the comparable period in 2005.

Interest Expense, Net. Interest expense, net, increased $0.8 million to $4.6 million for the 26- weeks ended July 1, 2006, from $3.8 million for the comparable period in fiscal 2005. This increase in interest expense is primarily due to $0.6 million in higher accretion of the debt discount and higher interest rates related to the Wachovia and Chelsey Facilities during the 26- weeks ended July 1, 2006. These increases were partially offset by a decrease in interest expense due to lower average cumulative borrowings relating to the Wachovia Facility.

Income Taxes: The benefit for federal and state income taxes is approximately 0.6% of the loss before income taxes for the 26- week period ended July 1, 2006 (which represents the anticipated effective tax rate for the full year 2006).

Gain from discontinued operations of Gump’s: On March 14, 2005, the Company sold all of the stock of Gump’s to Gump’s Holdings, LLC, an unrelated third party. The Company recognized a gain on the sale of approximately $3.6 million in the quarter ended March 26, 2005, offset by losses from Gump’s on-going operations through the sale date of approximately $0.6 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview

For the 26- weeks ended July 1, 2006, our liquidity position remained relatively consistent with our position at the end of 2005.

Net cash provided by operating activities. During the 26-week period ended July 1, 2006, net cash provided by operating activities was $1.3 million. This was due primarily to receipts on accounts receivables and increased customer prepayments and credits, partially offset by increases in inventory and prepaid catalog costs and payments made by the Company to reduce accounts payable.

Net cash used by investing activities. During the 26-week period ended July 1, 2006, net cash used by investing activities was $1.1 million for capital expenditures, consisting primarily of purchases and upgrades to various information technology hardware and software, expenditures associated with our new retail store in Roanoke, Virginia and other miscellaneous equipment throughout the Company.

Net cash used by financing activities. During the 26-week period ended July 1, 2006, net cash used by financing activities was $0.5 million, which was primarily due to net payments made under the Wachovia Facility.

Financing Activities

See Note 6 to the condensed consolidated financial statements for information relating to the Company’s debt and financing activities.

Other Activities

General. At July 1, 2006, the Company had less than $0.1 million in cash and cash equivalents, compared with $0.3 million at December 31, 2005 and $0.5 million at June 25, 2005. Working capital and current ratio at July 1, 2006 were $27.3 million and 1.42 to 1, respectively, compared to $26.0 million and 1.42 to 1, respectively, at December 31, 2005. Total recorded borrowings, net of the un-accreted debt discount of $6.3 million and the Series C Preferred, as of July 1, 2006, aggregated $24.4 million, $13.8 million of which is classified as long term. Remaining availability under the Wachovia Facility as of July 1, 2006 was $17.5 million, compared with $14.0 million at June 25, 2005.

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

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates: The Company’s exposure to market risk relates to interest rate fluctuations for borrowings under the Wachovia Facility, including the term loans, which bear interest at variable rates, and the Chelsey Facility, which bears interest at 5% above the prime rate publicly announced by Wachovia Bank, N.A. At July 1, 2006, outstanding principal balances under the Wachovia Facility and Chelsey Facility subject to variable rates of interest were approximately $10.6 million and $20.0 million, respectively. If interest rates were to increase by one percent from current levels, the resulting increase in interest expense, based upon the amount outstanding at July 1, 2006, would be approximately $0.3 million on an annual basis.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Item 307 of Regulation S-K. This evaluation has allowed management to make conclusions, as set forth below, regarding the state of the Company’s disclosure controls and procedures as of July 1, 2006.

It should be noted that as a result of the Restatement, the change in our auditors and the attendant delay in the completion of the 2004 audit and reviews of our quarterly financial statements, we were unable to file our Form 10-K for fiscal year 2004 and the Form 10-Q’s for the third fiscal quarter of 2004 and the first three fiscal quarters of 2005 until February 21, 2006. During the last two years, management has made significant improvements in our disclosure controls and procedures and has completed various action plans to remedy identified weaknesses in these controls which has enabled us to file timely our periodic SEC reports commencing with the Form 10-K for fiscal year 2005. Subject to the foregoing, management believes that our disclosure controls are effective for purposes of Item 307 of Regulation S-K.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the 13- weeks ended July 1, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 3 to the condensed consolidated financial statements for information relating to the Company’s legal proceedings.

ITEM 1A. RISK FACTORS

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

On February 23, 2006, Chelsey offered to purchase the remaining Common Stock that it did not already own and take the Company private. Shortly after receipt of the offer, the Board of Directors met and formed a special committee (“Special Committee”) comprised of A. David Brown, Robert H. Masson and Donald Hecht, the three directors who were not Company employees or affiliated with Chelsey; Mr. Masson was appointed as the Special Committee’s Chairman. The Special Committee appointed Wilmer Hale as its independent counsel and engaged Houlihan Lokey Howard & Zukin as its financial advisor.

On May 25, 2006, the Company was advised that discussions between Chelsey and the Special Committee concerning Chelsey's proposal to take the Company private at $1.25 per share had been terminated and as a result, the offer had been withdrawn.

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

Our success depends to a significant extent upon our ability to attract and retain key personnel. Moreover, five members of our senior management team, the CEO, the CFO, the General Counsel and the presidents of two of our catalogs, have each been with the Company for less than two years. Our current employment agreements with our CEO and CFO each expired in May 2006 and have been extended on a day-to-day basis.  While both continue to provide employment services to the Company, there can be no assurance that they will continue to do so. Our success is dependent on the ability of our senior management to successfully integrate into and manage our business and the individual catalogs. The loss of the services of one or more of our current members of senior management, or our failure to attract talented new employees, could have a material adverse effect on our business.

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

We also derive a material portion of our revenues by providing order processing and product fulfillment services to third parties. These revenues offset some of our fixed costs associated with operating our distribution facility and our call centers. Our services agreement with Gump’s expires in October 2006, our services agreement with National Geographic Society will terminate no later than May 30, 2007 and our services agreement with Improvements will expire in August 2007. While we expect to absorb this capacity through the growth of our own direct marketing operations, our results would be adversely affected if our direct marketing operations fail to make up for the lost revenues.

ITEM 6. EXHIBITS

10.89	Thirty-Sixth Amendment to Loan and Security Agreement, dated as of August 10, 2006, by and among Wachovia Bank, National Association and the Borrowers and Guarantors named therein.

10.90	Fifth Amendment to Loan And Security Agreement dated as of August 10, 2006, by and among Chelsey Finance, LLC and the Borrowers and Guarantors named therein.

31.1	Certification signed by Wayne P. Garten.

31.2	Certification signed by John W. Swatek.

32.1	Certification signed by Wayne P. Garten and John W. Swatek.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER DIRECT, INC.
(Registrant)

	By:	/s/ John W. Swatek
John W. Swatek
Senior Vice President, Chief Financial Officer and Treasurer (On behalf of the Registrant and as principal financial officer)

Date: August 14, 2006