Form 10-Q
period 2006-09-30
HANOVER DIRECT INC
filed 2006-11-13
CIK 320333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes ☐ No ☒

Common stock, par value $0.01 per share: 22,426,296 shares outstanding as of November 13, 2006.

HANOVER DIRECT, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share amounts)

	September 30, 2006	December 31, 2005	September 24, 2005
	(Unaudited)		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 61	$ 275	$ 134
Accounts receivable, net of allowance for doubtful accounts of $742, $916 and $911, respectively	13,085	16,518	10,837
Inventories, principally finished goods	58,558	51,356	57,315
Prepaid catalog costs	18,997	17,567	21,017
Other current assets	3,650	2,744	2,777
Total Current Assets	94,351	88,460	92,080
PROPERTY AND EQUIPMENT, AT COST:
Land	4,418	4,378	4,361
Buildings and building improvements	18,214	18,194	18,192
Leasehold improvements	1,332	1,115	1,118
Furniture, fixtures and equipment	53,680	51,532	51,322
Construction in progress	165	--	--
	77,809	75,219	74,993
Accumulated depreciation and amortization	(56,447)	(55,030)	(54,337)
Property and equipment, net	21,362	20,189	20,656
Goodwill	8,649	8,649	8,649
Deferred tax assets	2,890	2,890	2,350
Other assets	606	1,989	2,232
Total Assets	$ 127,858	$ 122,177	$ 125,967

Continued on next page.

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands of dollars, except share amounts)

	September 30, 2006	December 31, 2005	September 24, 2005
	(Unaudited)		(Unaudited)
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Short-term debt and capital lease obligations (including debt to a related party see note 6)	$ 32,095	$ 10,105	$ 13,749
Accounts payable	20,593	27,043	26,079
Accrued liabilities	14,029	12,341	10,235
Customer prepayments and credits	14,572	10,074	14,828
Deferred tax liability	2,890	2,890	2,350
Total Current Liabilities	84,179	62,453	67,241
NON-CURRENT LIABILITIES:
Long-term debt (including debt to a related party see note 6)	259	12,543	12,083
Series C Participating Preferred Stock, authorized, issued and outstanding 564,819 shares; liquidation preference of $56,482 as of September 24, 2005 and December 31, 2005 and $59,499 as of September 30, 2006	72,689	72,689	72,689
Other	80	40	18
Total Non-current Liabilities	73,028	85,272	84,790
Total Liabilities	157,207	147,725	152,031
SHAREHOLDERS’ DEFICIENCY:
Common Stock, $0.01 par value, authorized 50,000,000 shares at September 30, 2006, December 31, 2005 and September 24, 2005; 22,426,296 shares issued and outstanding at September 30, 2006, December 31, 2005 and September 24, 2005	225	225	225
Capital in excess of par value	460,952	460,891	460,857
Accumulated deficit	(490,526)	(486,664)	(487,146)
Total Shareholders’ Deficiency	(29,349)	(25,548)	(26,064)
Total Liabilities and Shareholders’ Deficiency	$ 127,858	$ 122,177	$ 125,967

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands of dollars, except per share amounts)

(Unaudited)

	For the 13- Weeks Ended		For the 39- Weeks Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005

NET REVENUES	$ 93,737	$ 96,839	$ 302,759	$ 286,752

OPERATING COSTS AND EXPENSES:
Cost of sales and operating expenses	59,273	59,795	189,398	174,797
Special charges	--	(25)	--	(7)
Selling expenses	25,385	24,119	81,842	72,169
General and administrative expenses	8,069	3,275	26,502	23,108
Depreciation and amortization	619	681	1,708	2,208
	93,346	87,845	299,450	272,275

INCOME BEFORE INTEREST AND INCOME TAXES	391	8,994	3,309	14,477
Interest expense, net (including interest expense to a related party see note 6)	2,586	2,208	7,165	5,963

INCOME (LOSS) BEFORE INCOME TAXES	(2,195)	6,786	(3,856)	8,514
Provision (benefit) for Federal income taxes	3	(16)	3	19
Provision for state income taxes	13	6	3	16
Provision (benefit) for income taxes	16	(10)	6	35

INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,211)	6,796	(3,862)	8,479

Gain from discontinued operations of Gump’s, net of $22 of income tax benefit, including a gain including a gain on disposal of $3,576 for the 39- weeks ended September 24, 2005	--	--	--	2,996

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	(2,211)	6,796	(3,862)	11,475
Earnings applicable to Preferred Stock	--	167	--	282

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$ (2,211)	$ 6,629	$ (3,862)	$ 11,193

NET INCOME (LOSS) PER COMMON SHARE:
From continuing operations – basic	$ (0.10)	$ 0.30	$ (0.17)	$ 0.37
From continuing operations – diluted	$ (0.10)	$ 0.20	$ (0.17)	$ 0.25
From discontinued operations – basic	$ 0.00	$ 0.00	$ 0.00	$ 0.13
From discontinued operations – diluted	$ 0.00	$ 0.00	$ 0.00	$ 0.09
Net income (loss) per common share – basic	$ (0.10)	$ 0.30	$ (0.17)	$ 0.50
Net income (loss) per common share – diluted	$ (0.10)	$ 0.20	$ (0.17)	$ 0.34
Weighted average common shares outstanding – basic (thousands)	22,426	22,426	22,426	22,426
Weighted average common shares outstanding – diluted (thousands)	22,426	32,593	22,426	32,580

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	For the 39- Weeks Ended
	September 30, 2006	September 24, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (3,862)	$ 11,475
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including deferred fees	2,256	2,853
Provision for doubtful accounts	357	368
Special charges	--	(7)
Gain on the sale of Gump’s	--	(3,576)
Gain on the sale of property and equipment	(2)	(70)
Compensation expense related to stock options	61	115
Accretion of debt discount	3,432	2,426
Changes in assets and liabilities:
Accounts receivable	3,076	4,539
Inventories	(7,202)	(10,156)
Prepaid catalog costs	(1,430)	(6,433)
Accounts payable	(6,450)	(965)
Accrued liabilities	1,688	(9,000)
Customer prepayments and credits	4,498	3,345
Other, net	(31)	1,673
Net cash used by operating activities	(3,609)	(3,413)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(2,554)	(1,483)
Proceeds from disposal of property and equipment	2	79
Proceeds from the sale of Gump’s	--	8,921
Net cash provided (used) by investing activities	(2,552)	7,517
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under Wachovia revolving loan facility	7,490	(2,740)
Payments under Wachovia Tranche A term loan facility	(1,493)	(1,493)
Payments of capital lease obligations and vehicle loans	(50)	(247)
Net cash provided (used) by financing activities	5,947	(4,480)
Net decrease in cash and cash equivalents	(214)	(376)
Cash and cash equivalents at the beginning of the period	275	510
Cash and cash equivalents at the end of the period	$ 61	$ 134

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$ 3,063	$ 3,037
Income taxes	$ 4	$ 160
Non-cash investing activities:
Acquisitions of property and equipment by capital lease and vehicle loans	$ 327	$ --

See Notes to Condensed Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Reference should be made to the annual financial statements, including the footnotes thereto, included in the Hanover Direct, Inc. (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements. The condensed consolidated financial statements include all subsidiaries of the Company, and all intercompany transactions and balances have been eliminated. Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The Company has reviewed its operations and has determined there to be no significant unconsolidated variable interest entities as of September 24, 2005, December 31, 2005 or September 30, 2006. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial condition, results of operations and cash flows of the Company and its consolidated subsidiaries for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year.

Sale of Gump’s Business

On March 14, 2005, the Company sold all of the stock of Gump’s Corp. and Gump’s By Mail, Inc. (collectively, “Gump’s”) (See Note 5). The Condensed Consolidated Statements of Income (Loss) for the 39- Weeks Ended September 24, 2005 reflects the Gump’s operating results and gain on sale as discontinued operations. In addition, in the Condensed Consolidated Statement of Cash Flows for the 39- Weeks Ended September 24, 2005, the change in assets and liabilities reflects Gump’s as discontinued operations.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, “Share-Based Payment” (“SFAS 123R”), under the modified prospective method. Since the Company had previously accounted for stock-based compensation plans under the fair value provisions of SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), adoption did not significantly impact the Company’s financial position or results of operations. Under SFAS 123R, actual tax benefits recognized in excess of tax benefits previously established upon grant are reported as a financing cash inflow. Prior to adoption, such excess tax benefits were reported as an increase to operating cash flows. As of September 30, 2006, there were no tax benefits recognized in excess of tax benefits previously established upon grant.

The Company accounts for its stock options issued under its stock compensation plans under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. All stock option grants have an exercise price equal to the fair market value of the Company’s common stock on the date of grant and generally have a 10-year term. The fair value of stock option grants is amortized to expense over the vesting period, generally 24 to 48 months. As of September 30, 2006, 2.9 million shares were available for future stock-based compensation grants. The Company issues new shares on the open market upon the exercise of stock options. For the 13- weeks ended September 30, 2006 and September 24, 2005, the Company recognized stock-based compensation expense of less than $0.1 million in each period. For the 39- weeks ended September 30, 2006 and September 24, 2005, the Company recognized stock-based compensation expense of $0.1 million in each period.

The weighted average Black-Scholes fair value assumptions for stock options issued during the 13 and 39- weeks ended September 30, 2006 and September 24, 2005 are as follows (no stock options were granted for the 13 and 39- weeks ended September 30, 2006 and 13- weeks ended September 24, 2005):

	For the 13- Weeks Ended		For the 39- Weeks Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005

Expected term (in years)	—	—	—	4
Risk free interest rate	—	—	—	3.96%
Expected volatility	—	—	—	87.55%
Expected dividend yield	—	—	—	0%

A summary of option activity during the 39- weeks ended September 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding, beginning of period	1,169,600	$ 4.65	4.9	$ 61,070
Granted	—	—
Exercised	—	—
Forfeited	(617,700)	5.24
Options outstanding, end of period	551,900	$ 4.00	7.0	$ 43,000
Options exercisable, end of period	488,535	$ 4.36	6.9	$ 28,666
Weighted average fair value of options granted	$ —

As of September 30, 2006, there are 8,666 outstanding options that will not vest due to the July 18, 2006 resignation of three members of the Company’s Board of Directors. These options expired on October 18, 2006, three months after the date of their resignation. All remaining stock options outstanding are either vested or expected to vest.

A summary of the status of the Company’s nonvested shares as of September 30, 2006, and changes during the 39- weeks ended September 30, 2006, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested options outstanding, beginning of period	175,507	$1.00
Granted	—	—
Vested	(112,142)	1.15
Forfeited	—	—
Nonvested options outstanding, end of period	63,365	$0.76

As of September 30, 2006, there was less than $0.1 million of total unrecognized compensation cost related to nonvested share-based compensation stock option plans of the Company. That cost is expected to be recognized over a weighted-average period of 0.8 years.

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

Audit Committee Investigation; SEC Inquiry

In response to the discovery during the second half of 2004 of errors in the Company’s accounting treatment of certain items, it was determined in the third quarter of 2004 that the Company needed to restate previously filed financial statements (“Restatement”). Shortly thereafter, the Audit Committee of the Board of Directors launched an independent investigation relating to the Restatement and other accounting-related matters and engaged Wilmer Cutler Pickering Hale & Dorr LLP (“Wilmer Hale”) to conduct the investigation. The Company was notified in January 2005 by the Securities and Exchange Commission (“SEC”) that it was conducting an informal inquiry into the Company’s financial results and financial reporting since 1998. At this point in time, the SEC informal inquiry is ongoing. On October 20, 2005, the Audit Committee dismissed KPMG LLP (“KPMG”) as the Company’s independent auditors and thereafter engaged Goldstein Golub Kessler LLP (“GGK”). GGK completed its audit of the Company’s 2004, 2003 and 2002 fiscal year end financial statements and its review of the Company’s quarterly financial statements for the third fiscal quarter of 2004 and the first three quarters of 2005 on February 8, 2006. On February 21, 2006, the Company filed the past due periodic reports with the SEC. Since those filings, the Company has filed its periodic reports on a timely basis.

Significant Shareholder; Going Private Proposal and Related Litigation

The Company has a significant shareholder, Chelsey Direct, LLC. Chelsey and its related affiliates (“Chelsey”) beneficially own approximately 69% of the Company’s issued and outstanding common stock (“Common Stock”) and approximately 77% of the Common Stock after giving effect to the exercise of all of Chelsey’s outstanding options and warrants. In addition, Chelsey holds all 564,819 shares of the Company’s Series C Participating Preferred Stock (“Series C Preferred”), which has 100 votes per share. Including the Series C Preferred and the outstanding options and warrants beneficially owned by Chelsey, Chelsey holds approximately 92% of the voting rights of the Company.

The Company received a proposal from Chelsey to acquire the shares of Common Stock that Chelsey does not already own for a cash purchase price of $1.25 per share in a letter dated February 23, 2006. The letter indicated Chelsey's belief that the Company should become privately owned due to the financial drain imposed by remaining public as well as the limited benefits of remaining public. The letter stated that Chelsey or an affiliate proposed to enter into a cash merger agreement with the Company and to commence a cash tender promptly after the execution of that agreement.

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

Segment Reporting

We have one reportable segment, “Direct Marketing” but are presenting separate information on our “Other Activities.” The Direct Marketing segment contains the following catalog and product categories: The Company Store, Company Kids, Domestications, Silhouettes, International Male, Undergear and Scandia website as well as the operations of our retail outlets. Our “Other Activities” include business-to-business services which provide third parties end to end, fulfillment, logistics, telemarketing and information technology services. We have included in Other Activities’ income (loss) before income taxes an allocation of certain fixed expenses for the fulfillment, logistics, telemarketing and information technology areas based on the ratio of business-to-business activities to those of the entire Company.

Amounts in thousands	For the 13- Weeks Ended		For the 39- Weeks Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Net Revenues
Direct Marketing	$ 88,461	$ 89,606	$ 282,304	$ 265,194
Other Activities	5,276	7,233	20,455	21,558
Total Net Revenues	$ 93,737	$ 96,839	$ 302,759	$ 286,752

Income (Loss) Before Income Taxes
Direct Marketing	$ 411	$ 8,814	$ 3,924	$ 13,862
Other Activities	(20)	180	(615)	615
Unallocated Interest (Expense)	(2,586)	(2,208)	(7,165)	(5,963)
Total Income (Loss) Before Income Taxes	$ (2,195)	$ 6,786	$ (3,856)	$ 8,514

Amounts in thousands	September 30, 2006	December 31, 2005	September 24, 2005
Total Assets
Direct Marketing	$ 124,965	$ 114,956	$ 123,180
Other Activities	1,893	7,221	2,787
Total Assets	$ 127,858	$ 122,177	$ 125,967

2.	NET INCOME (LOSS) PER COMMON SHARE

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

	For the 13- Weeks Ended		For the 39- Weeks Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005

Net income (loss)	$ (2,211)	$ 6,796	$ (3,862)	$ 11,475
Less:
Earnings applicable to preferred stock	--	167	--	282
Net income (loss) applicable to common Shareholders	$ (2,211)	$ 6,629	$ (3,862)	$ 11,193
Basic net income (loss) per common share	$ (0.10)	$ 0.30	$ (0.17)	$ 0.50

Weighted-average common shares outstanding	22,426	22,426	22,426	22,426

Diluted net income (loss)	$ (2,211)	$ 6,629	$ (3,862)	$ 11,193

Diluted net income (loss) per common share	$ (0.10)	$ 0.20	$ (0.17)	$ 0.34

Weighted-average common shares outstanding	22,426	22,426	22,426	22,426
Effect of Dilution:
Stock warrants (issued July 8, 2004)	--	10,167	--	10,154
Weighted-average common shares outstanding assuming dilution	22,426	32,593	22,426	32,580

Diluted net income (loss) per common share excluded incremental weighted-average shares of 10,207,205 and 10,220,395 for the 13 and 39- weeks ended September 30, 2006, respectively. These incremental weighted-average shares were related to employee stock options and common stock warrants and were excluded due to their anti-dilutive effect. Options for which the exercise price was greater than the average market price of common shares as of the 13 and 39- weeks ended September 30, 2006 and September 24, 2005 were not included in the computation of diluted earnings per share, as the effect would be antidilutive. These consisted of options totaling 451,900 shares and 1,068,600 shares relating to the 13- week periods, respectively, and 403,900 shares and 1,118,600 shares relating to the 39- week periods, respectively.

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

On June 30, 2006, counsel to Glenn Freidman sent a letter to the Company seeking to inspect certain of the Company’s books and records pursuant to Section 220 of the Delaware General Corporation Law (“DGCL”). The Company has agreed in principal to comply with plaintiff’s counsel’s request.

On September 15, 2006 Glenn Friedman filed an action in Chancery Court to compel the Company to hold an annual shareholders’ meeting under DGCL Section 211. The Company filed an answer, and on October 30, 2006, the plaintiff filed a Motion for Summary Judgment. The Company expects to hold its annual shareholders’ meeting within the next several months.

SEC Informal Inquiry:

See Note 1 to the consolidated financial statements for a discussion of the informal inquiry being conducted by the SEC relating to the Company’s financial results and financial reporting since 1998.

Claims for Post-Employment Benefits

The Company was involved in four lawsuits instituted by former employees arising from the Company’s denial of change in control (“CIC”) benefits under compensation continuation plans following the termination of employment. One of these lawsuits was settled during the second fiscal quarter of 2006 and another during the fourth fiscal quarter of 2006.   The remaining two cases arose from the circumstances surrounding the Restatement:

Charles Blue v. Hanover Direct, Inc., William Wachtel, Stuart Feldman, Wayne Garten and Robert Masson, No.: L-5153-05 (Super. Ct. N.J., Law Div. Hudson Cty, filed Oct. 24, 2005) is an action instituted by the Company’s former Chief Financial Officer who was terminated for cause on March 8, 2005.  The complaint seeks compensatory and punitive damages and attorney’s fees and alleges retaliation, mental anguish and reputational damage, loss of earnings and employment and racial discrimination.  The Company is mounting a vigorous defense in the action, which is in the discovery phase, and believes that Mr. Blue was properly terminated for cause and that his claims are groundless.  The parties to the lawsuit are engaging in discovery with depositions scheduled to begin in December 2006.

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

The Company believes that it properly denied CIC benefits with respect each of these two former employees and that it has meritorious defenses in the cases and plans a vigorous defense.

In addition, the Company is involved in various routine lawsuits of a nature that is deemed customary and incidental to its businesses. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

4.	SPECIAL CHARGES

2004 Plan

On June 30, 2004, the Company announced its plan to consolidate the operations of the LaCrosse, Wisconsin fulfillment center and storage facility into the Roanoke, Virginia fulfillment center by June 30, 2005. The LaCrosse fulfillment center and the storage facility were closed in June 2005 and August 2005, upon the expiration of their respective leases. The Company substantially completed the consolidation into the Roanoke, Virginia fulfillment center by the end of June 2005. The Company has incurred approximately $0.8 million in facility exit costs from the date of the announcement through September 30, 2006. The Company accrued $0.5 million in severance and related costs during 2004 associated with the LaCrosse operations and the elimination of 149 full and part-time positions, of which 96 employees have been or are being provided severance benefits by the Company. Since the consolidation of the fulfillment centers, the Company’s Roanoke fulfillment center has experienced high levels of employee turnover and lower productivity that has negatively impacted fulfillment costs and the Company’s overall performance. This trend of high levels of employee turnover and lower productivity has continued through the 39- weeks ended September 30, 2006 and is expected to continue for the remainder of 2006.

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

As of September 30, 2006, a current liability of less than $0.1 million was included within Accrued Liabilities relating to future payments of severance and personnel costs in connection with the Company’s 2004 plan. This amount will be settled by December 2006.

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

After the sale, the Company continued as the guarantor of one of the two leases for the San Francisco building where the store is located (the Company was released from liability on the other lease). The Purchaser was required to use its commercially reasonable efforts to secure the Company’s release from the guarantee within a year of the closing. If the Purchaser could not secure the Company’s release within a year of the closing, an affiliate of the Purchaser was required to either (i) transfer a percentage interest in its business so that the Company will own, indirectly, 5% interest of the Purchaser’s common stock, or (ii) provide the Company with a $2.5 million stand-by letter of credit or other form of compensation acceptable to the Company to reimburse the Company for any liabilities the Company may incur under the guarantee until the Company is released from the guarantee or the lease is terminated. The Purchaser did not secure the Company’s release of the guarantee. The Company agreed to accept a secured $2.5 million promissory note from one of the principal investors in the Purchaser. The note is secured by a pledge of equity which indirectly represents 5% of the Purchaser’s common stock. The Company may draw on the note if the Company incurs any liability to the landlord under the lease guarantee or as a result of a default on the other lease. As of October 31, 2006, there are $5.7 million (net of $0.5 million in expected sublease income) in lease commitments for which the Company is the guarantor. Based on its evaluation, the Company has concluded it is unlikely any payments will be required under the guarantee, thus has not established a guarantee liability as of the March 14, 2005 sale date or as of September 30, 2006.

The Company entered into a Direct Marketing Services Agreement with the Purchaser to provide telemarketing and fulfillment services for the Gump’s catalog and direct marketing businesses for 18 months. This agreement expired in October 2006 and was not renewed.

Listed below are the revenues and income before income taxes included in the Condensed Consolidated Statements of Income (Loss) (these results exclude certain corporate overhead charges allocated to Gump’s for services provided by the Company to run the business) for the 39- weeks ended September 24, 2005:

In thousands (000’s)	39- Weeks Ended September 24, 2005
Net revenues	$ 7,241
Income before income taxes	$ 2,974[a]

a) Includes a gain on disposal of $3,576 at September 24, 2005

6.	DEBT

The Company has two credit facilities: a senior secured credit facility (the “Wachovia Facility”) provided by Wachovia and a $20.0 million junior secured facility (the “Chelsey Facility”), provided by Chelsey Finance, LLC (“Chelsey Finance”), of which the entire $20.0 million was borrowed by the Company. Chelsey Finance is an affiliate of Chelsey, the Company’s principal shareholder.

As of September 30, 2006, December 31, 2005 and September 24, 2005, debt consisted of the following (in thousands):

	September 30, 2006	December 31, 2005	September 24, 2005

Wachovia Facility:
Tranche A term loans – Current portion, weighted average interest rate of 7.33% at September 30, 2006, 7.5% at December 31, 2005 and 7.0% at September 24, 2005	$ 1,493	$ 1,992	$ 1,992
Revolver, weighted average interest rate of 7.68% at September 30, 2006, 7.5% at December 31, 2005 and 7.0% at September 24, 2005	15,556	8,066	11,668
Chelsey Facility – stated interest rate of 13.25% (5.0% above prime rate) at September 30, 2006.	14,977	--	--
Capital lease obligations and other debt – Current portion	69	47	89
Short-term debt	32,095	10,105	13,749

Wachovia Facility:
Tranche A term loans, interest rate of 7.5% at December 31, 2005 and 7.0% at September 30, 2005	--	994	1,492
Chelsey Facility – stated interest rate of 12.0% (5.0% above prime rate) at December 31, 2005 and 11.5% (5.0% above prime rate) at September 24, 2005	--	11,545	10,585
Capital lease obligations and other debt	259	4	6
Long-term debt	259	12,543	12,083
Total debt	$ 32,354	$ 22,648	$ 25,832

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

Currently, the Wachovia facility has a Tranche A term loan outstanding which has a principal balance of $1.5 million as of September 30, 2006, all of which is classified as short term on the Condensed Consolidated Balance Sheet. Prior to the reduction in interest rates provided for in the Thirty-Fifth Amendment, the Tranche A term loan bore interest at 0.5% over the Wachovia prime rate and required monthly principal payments of approximately $166,000. The interest rate on the Tranche A term loan, as provided for in the Thirty-Fifth Amendment, is the Wachovia prime rate or the Eurodollar rate plus 2% during the 13- weeks ended September 30, 2006. As of September 30, 2006, the weighted average interest rate on the Tranche A term loan was 7.33%.

The Revolver has a maximum loan limit of $34.5 million, subject to inventory and accounts receivable sublimits, that limit the credit available to the Company’s subsidiaries, which are borrowers under the Revolver. The interest rate on the Revolver, as provided for in the Thirty-Fifth Amendment, is the Wachovia prime rate or the Eurodollar rate plus 2% during the 13- weeks ended September 30, 2006. As of September 30, 2006, the weighted average interest rate on the Revolver was 7.68%.

The Wachovia Loan Agreement contains affirmative and negative covenants typical for loan agreements for asset-based lending of this type including financial covenants requiring the Company to maintain specified levels of Consolidated Net Worth, Consolidated Working Capital and EBITDA, as those terms are defined in the Wachovia Loan Agreement. As of September 30, 2006, the Company was required to maintain Consolidated Working Capital of not less than $9.0 million and Consolidated Net Worth of not less than ($42.0 million) and not permit Cumulative Minimum EBITDA for the nine months ended September 30, 2006 to fall below $5.0 million.

The Company was in compliance with its financial covenants as of September 30, 2006. Were it not in compliance with one or more of these covenants, Wachovia would have the right, among other remedies, to require immediate repayment of the Wachovia Facility.

Remaining availability under the Wachovia Facility as of September 30, 2006 was $9.2 million.

2006 Amendments to Wachovia Loan Agreement

The Thirty Fifth Amendment to the Wachovia Loan Agreement, which took effect March 28, 2006, reduced the interest rate by 0.5% on the Wachovia Facility to the Wachovia prime rate plus 0% or the Eurodollar rate plus 2%, eliminated the annual Revolver fee, reduced the required minimum levels of EBITDA covenant and consented to certain transactions between the Company’s subsidiaries. There were no fees paid in connection with this amendment.

Effective August 10, 2006, the Company and Wachovia entered into the Thirty-Sixth Amendment to the Wachovia Loan Agreement which reduced the required minimum levels of EBITDA covenant for the third and fourth fiscal quarters of 2006. There were no fees paid in connection with this amendment.

Effective November 8, 2006, the Company and Wachovia entered into the Thirty-Seventh Amendment to the Wachovia Loan Agreement which reduced the required minimum levels of EBITDA covenant for the fourth fiscal quarter of 2006 and the first and second fiscal quarters of 2007. There were no fees paid in connection with this amendment.

On March 28, 2006, August 10, 2006 and November 8, 2006, the Company and Chelsey Finance entered into similar amendments of the Chelsey Facility, which reduced the required minimum levels of the EBITDA covenant and consented to certain transactions.

Chelsey Facility

The Chelsey Facility is a $20.0 million junior secured credit facility with Chelsey Finance that was initially recorded at $7.1 million, net of an un-accreted debt discount of $12.9 million. The Chelsey Facility has a three-year term, subject to earlier maturity upon the occurrence of a change in control or sale of the Company (as defined), and carries a stated interest rate of 5% above the prime rate publicly announced by Wachovia. The Company is not obligated to make principal payments until July 8, 2007, except if there is a change in control or sale of the Company. The Chelsey Facility has a three-year term, subject to earlier maturity upon the occurrence of a change in control or sale of the Company (as defined), and carries a stated interest rate of 5.0% above the prime rate publicly announced by Wachovia. The financial and non-financial covenants contained in the Chelsey Facility mirror those in the Wachovia Facility except that the quantitative measures for the consolidated working capital and EBITDA covenants are 10.0% less restrictive and the consolidated net worth covenant is 5.0% less restrictive than the comparable financial covenants in the Wachovia Facility. The Chelsey Facility is secured by a second priority lien on substantially all of the assets of the Company. The Chelsey Facility contains a cross default provision under which a default under the Wachovia Facility would also be a default under the Chelsey Facility. As part of this transaction, Chelsey Finance entered into an intercreditor and subordination agreement with Wachovia. As of September 30, 2006, the Company was required to maintain Consolidated Working Capital of not less than $8.1 million and Consolidated Net Worth of not less than ($44.1 million) and not permit its Cumulative Minimum EBITDA for the nine months ending September 30, 2006 to fall below $4.5 million under the Chelsey Facility. The Company was in compliance with its financial covenants as of September 30, 2006. Were it not in compliance with one or more of the covenants, subject to certain limitations contained in an intercreditor agreement between Wachovia and Chelsey under which Chelsey’s rights and remedies are subordinate and junior to those of Wachovia, Chelsey would have the right, among other remedies to require immediate repayment of the Chelsey Facility after the Wachovia facility was repaid in full.

At September 30, 2006, the amount recorded as debt on the Condensed Consolidated Balance Sheet was $15.0 million, net of the un-accreted debt discount of $5.0 million.

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

	September 30, 2006	December 31, 2005	September 24, 2005

Amount Borrowed Under the Chelsey Facility	$ 20,000	$ 20,000	$ 20,000
Fair Value of Common Stock Warrant (Recorded as Capital in excess of par value)	(12,939)	(12,939)	(12,939)
Accretion of Debt Discount (Recorded as Interest Expense)	7,916	4,484	3,524

	$ 14,977	$ 11,545	$ 10,585

7.	NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. The Company has adopted the provisions of SFAS 151 effective January 1, 2006 and such adoption did not have a material effect on the Company’s results of operations or financial position for the 39- weeks ended September 30, 2006.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment” (“SFAS 123R”). SFAS 123R requires measurement and recording of compensation expense for all employee share-based compensation awards using a fair value method. The Company currently accounts for its stock-based compensation to employees using the fair value-based methodology under SFAS 123. The Company has adopted the provisions of SFAS 123R effective January 1, 2006 and such adoption did not have a material effect on the Company’s results of operations or financial position for the 13 and 39- weeks ended September 30, 2006. See Note 1 to the condensed consolidated financial statements for additional disclosures for SFAS 123R.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle. The Company is required to adopt the provisions of SFAS 154 effective January 1, 2006. The Company has adopted the provisions of SFAS 154 and such adoption did not have a material effect on the Company’s results of operations or financial position for the 13 and 39- weeks ended September 30, 2006.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We are currently evaluating the impact of adopting SAB 108 to determine its effects, if any, on our results of operations or financial position.

In September 2006, the FASB issued SFAS 157 Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact of adopting SFAS 157 to determine its effects, if any, on our results of operations or financial position.

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

United Marketing Group, LLC. On March 22, 2006 we replaced our then incumbent membership program provider with Encore Marketing International (“Encore”) under an agreement where we marketed membership programs on a retail basis. Both parties were disappointed with the results of the sale of Encore membership programs and we mutually elected to terminate the agreement. On October 18, 2006, we replaced Encore and began marketing membership programs on a wholesale basis under an agreement with United Marketing Group, LLC (“UMG”). Under our Encore agreement, we were paid a commission for customers who initially agreed to purchase a membership program and a commission if a purchaser was still an active member when the customer’s membership was up for renewal at the end of a membership year. Under the UMG agreement, we purchase membership kits and program benefits from UMG and then resell them to our customers. As a result of switching from selling memberships on a retail basis to a wholesale basis and the different economic arrangements under the two agreements, there will be lag in revenue recognition from membership programs sold and we will be amortizing the revenue from membership sales over the life of the memberships. By way of contrast, under our agreement with Encore, we recognized commissions when customers agreed to purchase a membership program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, the percentage relationship to net revenues of certain items in the Company’s Condensed Consolidated Statements of Income (Loss):

	13- Weeks Ended		39- Weeks Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales and operating expenses	63.2	61.7	62.6	60.9
Selling expenses	27.1	24.9	27.0	25.2
General and administrative expenses	8.6	3.4	8.8	8.0
Depreciation and amortization	0.7	0.7	0.6	0.8
Income before interest and income taxes	0.4	9.3	1.1	5.1
Interest expense, net	2.8	2.3	2.4	2.1
Provision (benefit) for Federal and state income taxes	--	--	--	--
Income (loss) from continuing operations	(2.4)	7.0	(1.3)	3.0
Gain from discontinued operations of Gump’s	--	--	--	1.0
Net income (loss) and comprehensive income (loss)	(2.4)	7.0	(1.3)	4.0
Earnings applicable to Preferred Stock	--	0.2	--	0.1
Net income (loss) applicable to common shareholders	(2.4)%	6.8%	(1.3)%	3.9%

Executive Summary

During the first nine months of 2006, net revenues increased $16.0 million (5.6%) for the 39-week period ended September 30, 2006 to $302.8 million from $286.8 million for the first nine months of 2005. This increase was primarily driven by an increase in catalog circulation levels. In addition, net revenues grew because of higher postage and handling rates, which we put into effect to offset an increase in United States Postal Service (“USPS”) rates that occurred in early January 2006. These increases were partially offset by lower average order sizes. We experienced higher demand in our Domestications and Silhouettes catalogs, lower demand in The Company Store catalog and flat demand in our men’s division which consists of the International Male and Undergear catalogs.

During the first nine months of 2006, income before interest and income taxes decreased by approximately $11.2 million to $3.3 million from $14.5 million in the first nine months of 2005. The principal factors which negatively impacted the operating results for the nine months of 2006 included:

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

•	higher catalog paper and postage costs, which started in the fall of 2005; and
•	higher general and administrative expenses due to the reversal in September 2005 of a $4.5 million accrual related to Rakesh Kaul, a former CEO who pursued claims against the Company.

Results of Operations – 13- weeks ended September 30, 2006 compared with the 13- weeks ended September 24, 2005

Net Income (Loss). The Company reported a net loss applicable to common shareholders of $2.2 million, or $0.10 basic and diluted net loss per share, for the 13- weeks ended September 30, 2006 compared with net income applicable to common shareholders of $6.6 million, or $0.30 basic earnings per share and $0.20 diluted earnings per share, for the comparable period in 2005.

The decrease in net income (loss) applicable to common shareholders was primarily a result of the following:

•	a decline in operating profit primarily driven by higher outbound merchandise shipping, product fulfillment, catalog paper and postage costs which aggregated $2.4 million; and
•	higher general and administrative expenses due to the reversal in September 2005 of a $4.5 million accrual related to Rakesh Kaul, a former CEO who pursued claims against the Company;

Partially offset by:

•	lower product costs due to improved sourcing of merchandise of $0.7 million.

Net Revenues. Net revenues decreased $3.1 million (3.2%) for the 13-week period ended September 30, 2006 to $93.7 million from $96.8 million for the comparable period in 2005. This decrease was primarily driven by lower catalog product shipments in the month of September 2006 due to the Company performing a physical inventory count of its inventory in mid to late September 2006. In addition, the Company generated lower revenues related to its third party fulfillment operations as a result of one customer’s paying directly their outbound shipping costs instead of reimbursing the Company. Partially offsetting these declines was an increase in net revenues because of higher postage and handling rates, which we put into effect to offset an increase in USPS rates that occurred in early January 2006. We experienced higher demand in our Domestications, Silhouettes and International Male catalogs, and lower demand in The Company Store catalog. Internet sales increased and comprised 46.3% of combined Internet and catalog revenues for the 13- weeks ended September 30, 2006 compared with 40.0% for the comparable period in 2005, and have increased by approximately $6.8 million, or 20.9%, to $39.4 million for the 13-week period ended September 30, 2006 from $32.6 million for the comparable period in 2005.

Cost of Sales and Operating Expenses. Cost of sales and operating expenses decreased by $0.5 million to $59.3 million for the 13- weeks ended September 30, 2006 as compared with $59.8 million for the comparable period in 2005. Cost of sales and operating expenses increased to 63.2% of net revenues for the 13-week period ended September 30, 2006 as compared with 61.7% of net revenues for the comparable period in 2005. The $0.5 million decrease was primarily due to approximately $1.7 million (0.7% of net revenues) in lower merchandise costs related to the decline in net revenues and improved sourcing of merchandise and approximately $1.9 million (1.9% of net revenues) in lower expenses related to our third party fulfillment operations as a result of one of customers paying their outbound shipping costs directly, partially offset by a $1.3 million (1.7% of net revenues) increase in outbound merchandise transportation and USPS charges, a $1.4 million (1.7% of net revenues) increase in product fulfillment costs, each of which is discussed below and a $0.4 million (0.6% of net revenues) increase in telemarketing expenses.

We ship a majority of our merchandise by USPS which increased postal rates by 5.4% in January 2006. We also experienced fuel surcharges from freight consolidators that also increased our merchandise shipping costs. In mid March 2006, a consolidator utilized by the Company that enabled the Company to bypass USPS regional bulk mail centers, thereby reducing transportation and USPS charges, filed a petition in bankruptcy and ceased operation. This caused the Company to incur increased outbound merchandise transportation and USPS charges ($1.3 million in higher costs in the second quarter of 2006 and $1.0 million in higher costs in the third quarter of 2006). While we expect this bankruptcy will continue to significantly increase our merchandise shipping costs for the remainder of 2006, we expect the incremental increase in outbound merchandise shipping costs will continue to diminish in the fourth quarter.

Since the consolidation of our fulfillment centers, our Roanoke fulfillment center has experienced lower productivity as a result of high levels of employee turnover and space constraints which has resulted in higher product fulfillment costs of approximately $1.4 million for the 13- weeks ended September 30, 2006. The lower productivity started in the third quarter of 2005 and has continued through the third quarter of 2006. In the spring of 2006, we installed new management in the fulfillment center to address these issues. To date, however, we have not seen an improvement in productivity or lower costs. To free up space in our distribution center, we ceased providing fulfillment services to one our third party fulfillment customers at the end of the third quarter of 2006 and expect to stop providing these services to our two other third party customers during 2007 when their current contracts expire.

Selling Expenses. Selling expenses increased by $1.3 million to $25.4 million for the 13- weeks ended September 30, 2006 as compared with $24.1 million for the comparable period in 2005. Selling expenses increased to 27.1% of net revenues for the 13- weeks ended September 30, 2006 from 24.9% for the comparable period in 2005. The $1.3 million (1.4% of net revenues) increase was primarily due to increased internet marketing expenditures as well as higher catalog paper and postage costs which had a negative 0.8% of net revenues impact.

General and Administrative Expenses. General and administrative expenses increased by $4.8 million to $8.1 million for the 13- weeks ended September 30, 2006 as compared with $3.3 million for the comparable period in 2005. General and administrative expenses increased to 8.6% of net revenues for the 13- weeks ended September 30, 2006 from 3.4% for the comparable period in 2005. The $4.8 million increase was attributable primarily to the reversal of a $4.5 million accrual established in fiscal 2000 pertaining to Rakesh Kaul, a former CEO of the Company. The accrual was reversed due to the expiration of Mr. Kaul’s rights to pursue his claims against the Company. In addition, compensation costs increased by an aggregate of $0.8 million due primarily to an increased number of employees.

Depreciation and Amortization. Depreciation and amortization expense decreased approximately $0.1 million to approximately $0.6 million for the 13- weeks ended September 30, 2006, from $0.7 million for the comparable period in 2005. The decrease was primarily due to property and equipment that have become fully depreciated, partially offset by the depreciation of newly purchased property and equipment.

Income before interest and income taxes. The Company’s income before interest and income taxes decreased by approximately $8.6 million to $0.4 million for the 13- weeks ended September 30, 2006, from $9.0 million for the comparable period in 2005.

Interest Expense, Net. Interest expense, net, increased $0.4 million to $2.6 million for the 13- weeks ended September 30, 2006, from $2.2 million for the comparable period in fiscal 2005. This increase in interest expense is primarily due to $0.4 million in higher accretion of the debt discount for the 13- weeks ended September 30, 2006.

Income Taxes: The provision for federal and state income taxes is approximately (0.7)% of the loss before income taxes for the 13- week period ended September 30, 2006.

Results of Operations – 39- weeks ended September 30, 2006 compared with the 39- weeks ended September 24, 2005

Net Income (Loss). The Company reported a net loss applicable to common shareholders of $3.9 million, or $0.17 basic and diluted net loss per share, for the 39- weeks ended September 30, 2006 compared with net income applicable to common shareholders of $11.2 million, or $0.50 basic earnings per share and $0.34 diluted earnings per share, for the comparable period in 2005.

The decrease in net income (loss) applicable to common shareholders was primarily a result of the following:

•	a decline in operating profit primarily driven by higher outbound merchandise shipping, fulfillment, catalog paper and postage costs which aggregated $7.8 million;
•	An unfavorable impact of $3.0 million from discontinued operations due to the sale of Gump’s in the first quarter of 2005;
•	a $0.7 million increase in compensation and fringe benefits; and
•	a $0.6 million increase in general and administrative expenses attributable to severance recorded in 2006 related to the departure of the Company’s Chief Operating Officer;

Partially offset by:

•	lower product costs due to improved sourcing of merchandise of $2.4 million;

•

a $1.8 million reduction in general and administrative expenses, primarily professional fees, as a result of the completion during 2005 of the independent investigation conducted by the Audit Committee of the Board of Directors related to the restatement of the Company’s consolidated financial statements and other accounting-related matters; and

•	a $0.6 million reduction in general and administrative expenses related to reduced rent in 2006 as a result of the 2005 consolidation of the Company’s headquarters.

Net Revenues. Net revenues increased $16.0 million (5.6%) for the 39-week period ended September 30, 2006 to $302.8 million from $286.8 million for the comparable period in 2005. This increase was primarily driven by an increase in catalog circulation levels. In addition, net revenues grew because of higher postage and handling rates, which we put into effect to offset an increase in United States Postal Service (“USPS”) rates that occurred in early January 2006. These increases were partially offset by lower average order sizes. We experienced higher demand in our Domestications and Silhouettes catalogs, and lower demand in The Company Store catalog and flat demand in the International Male catalog. Internet sales increased and comprised 44.2% of combined Internet and catalog revenues for the 39- weeks ended September 30, 2006 compared with 38.6% for the comparable period in 2005, and have increased by approximately $22.1 million, or 22.6%, to $120.2 million for the 39-week period ended September 30, 2006 from $98.1 million for the comparable period in 2005.

Cost of Sales and Operating Expenses. Cost of sales and operating expenses increased by $14.6 million to $189.4 million for the 39- weeks ended September 30, 2006 as compared with $174.8 million for the comparable period in 2005. Cost of sales and operating expenses increased to 62.6% of net revenues for the 39-week period ended September 30, 2006 as compared with 60.9% of net revenues for the comparable period in 2005. The $14.6 million increase was primarily due to approximately $3.7 million in higher merchandise costs related to the increase in net revenues as well as approximately $2.3 million (0.8% of net revenues) in increased outbound merchandise transportation and USPS charges and approximately $4.3 million (1.4% of net revenues) in higher product fulfillment costs, each of which is discussed below.

We ship a majority of our merchandise by USPS which increased postal rates by 5.4% in January 2006. We also experienced fuel surcharges from freight consolidators that also increased our merchandise shipping costs. In mid March 2006, a consolidator utilized by the Company that enabled the Company to bypass USPS regional bulk mail centers, thereby reducing transportation and USPS charges, filed a petition in bankruptcy and ceased operation. This caused the Company to incur increased outbound merchandise transportation and USPS charges ($1.3 million in higher costs in the second quarter of 2006 and $1.0 million in higher costs in the third quarter of 2006). While we expect this bankruptcy will continue to significantly increase our merchandise shipping costs for the remainder of 2006, we expect the incremental increase in outbound merchandise shipping costs will continue to diminish in the fourth quarter.

Since the consolidation of our fulfillment centers, our Roanoke fulfillment center has experienced lower productivity as a result of high levels of employee turnover and space constraints which has resulted in higher product fulfillment costs of approximately $4.3 million for the 39- weeks ended September 30, 2006. The lower productivity started in the third quarter of 2005 and has continued through the third quarter of 2006. In the spring of 2006, we installed new management in the fulfillment center to address these issues. To date, however, we have not seen an improvement in productivity or lower costs. To free up space in our distribution center, we ceased providing fulfillment services to one our third party fulfillment customers at the end of the third quarter of 2006 and expect to stop providing these services to our two other third party customers during 2007 when their current contracts expire.

Partially offsetting these increases are approximately $2.4 million in lower merchandise costs through improved sourcing of merchandise and approximately $0.5 million in lower expenses related to our third party fulfillment operations consistent with the decline in third party fulfillment revenues.

Selling Expenses. Selling expenses increased by $9.6 million to $81.8 million for the 39- weeks ended September 30, 2006 as compared with $72.2 million for the comparable period in 2005. Selling expenses increased to 27.0% of net revenues for the 39- weeks ended September 30, 2006 from 25.2% for the comparable period in 2005. The $9.7 million increase was primarily due to approximately $4.9 million in costs related to higher catalog circulation, approximately $2.4 million (0.8% of net revenues) in increased internet marketing expenditures and approximately $2.4 million (0.8% of net revenues) in higher paper and postage costs.

General and Administrative Expenses. General and administrative expenses increased by $3.4 million to $26.5 million for the 39- weeks ended September 30, 2006 as compared with $23.1 million for the comparable period in 2005. General and administrative expenses increased to 8.8% of net revenues for the 39- weeks ended September 30, 2006 from 8.0% for the comparable period in 2005. The $3.4 million increase was attributable primarily to the reversal of a $4.5 million accrual established in fiscal 2000 pertaining to Rakesh Kaul, a former CEO of the Company. The accrual was reversed due to the expiration of Mr. Kaul’s rights to pursue his claims against the Company. In addition, compensation and fringe benefits expenses increased by an aggregate of $1.9 million due to an increased number of employees and higher medical costs, $0.6 million in severance costs related to the departure of the Company’s Chief Operating Officer in 2006 and $0.6 million in professional fees related to the Going Private proposal in 2006. Partially offsetting these increases were $1.8 million in professional fees incurred in 2005 that related to the Audit Committee investigation and other accounting-related matters. In addition there is a $0.6 million reduction in general and administrative expenses related to reduced rent in 2006 as a result of the 2005 consolidation of the Company’s headquarters, $0.5 million in lower insurance costs and $0.5 million in lower external auditing fees.

Depreciation and Amortization. Depreciation and amortization expense decreased approximately $0.5 million to approximately $1.7 million for the 39- weeks ended September 30, 2006, from $2.2 million for the comparable period in 2005. The decrease was primarily due to property and equipment that have become fully depreciated, partially offset by the depreciation of newly purchased property and equipment.

Income before interest and income taxes. The Company’s income before interest and income taxes decreased by approximately $11.2 million to $3.3 million for the 39- weeks ended September 30, 2006, from $14.5 million for the comparable period in 2005.

Interest Expense, Net. Interest expense, net, increased $1.2 million to $7.2 million for the 39- weeks ended September 30, 2006, from $6.0 million for the comparable period in fiscal 2005. This increase in interest expense is primarily due to $1.0 million in higher accretion of the debt discount and higher interest rates related to the Wachovia and Chelsey Facilities during the 39- weeks ended September 30, 2006. These increases were partially offset by a decrease in interest expense due to lower average cumulative borrowings relating to the Wachovia Facility.

Income Taxes: The provision for federal and state income taxes is approximately (0.2)% of the loss before income taxes for the 39- week period ended September 30, 2006 (which represents the anticipated effective tax rate for the full year 2006).

Gain from discontinued operations of Gump’s: On March 14, 2005, the Company sold all of the stock of Gump’s to Gump’s Holdings, LLC, an unrelated third party. The Company recognized a gain on the sale of approximately $3.6 million in the quarter ended March 26, 2005, offset by losses from Gump’s on-going operations through the sale date of approximately $0.6 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our borrowings under our Wachovia revolving loan facility have increased from $8.1 million at December 31, 2005 to $15.6 million at September 30, 2006.

Net cash used by operating activities. During the 39-week period ended September 30, 2006, net cash used by operating activities was $3.6 million. This was due primarily to higher inventory positions compared to December 31, 2005 and payments made by the Company to reduce accounts payable, partially offset by receipts on accounts receivable and increased customer prepayments and credits.

Net cash used by investing activities. During the 39-week period ended September 30, 2006, net cash used by investing activities was $2.6 million for capital expenditures, consisting primarily of purchases and upgrades to various information technology hardware and software, expenditures associated with our new retail store in Roanoke, Virginia and other miscellaneous equipment throughout the Company.

Net cash provided by financing activities. During the 39-week period ended September 30, 2006, net cash provided by financing activities was $5.9 million, which was primarily due to net borrowings of $6.0 million under the Wachovia Facility.

Financing Activities

See Note 6 to the condensed consolidated financial statements for information relating to the Company’s debt and financing activities.

Other Activities

General. At September 30, 2006, the Company had less than $0.1 million in cash and cash equivalents, compared with $0.3 million at December 31, 2005 and $0.1 million at September 24, 2005. Working capital and current ratio at September 30, 2006 were $10.2 million and 1.12 to 1, respectively, compared to $26.0 million and 1.42 to 1, respectively, at December 31, 2005. Total recorded borrowings, net of the un-accreted debt discount of $5.0 million and the Series C Preferred, as of September 30, 2006, aggregated $32.4 million, $32.1 million of which is classified as short term and $0.3 million of which is classified as long term. Remaining availability under the Wachovia Facility as of September 30, 2006 was $9.2 million, compared with $7.2 million at September 24, 2005.

Because both the Wachovia and the Chelsey Facilities become due in July 2007, the Company will be forced to seek extensions of these facilities or seek replacement financing from other sources before the maturity date. While management believes that it will be able to replace both of these credit facilities, no assurances can be given that the Company will be able to do so. Even if the Company is able to secure a new credit facility, it is possible that the terms of any replacement facility could be less favorable than the existing credit facilities. Were that to occur, the Company’s results of operations in the future would be adversely affected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates: The Company’s exposure to market risk relates to interest rate fluctuations for borrowings under the Wachovia Facility, including the term loans, which bear interest at variable rates, and the Chelsey Facility, which bears interest at 5% above the prime rate publicly announced by Wachovia Bank, N.A. At September 30, 2006, outstanding principal balances under the Wachovia Facility and Chelsey Facility subject to variable rates of interest were approximately $17.0 million and $20.0 million, respectively. If interest rates were to increase by one percent from current levels, the resulting increase in interest expense, based upon the amount outstanding at September 30, 2006, would be approximately $0.4 million on an annual basis.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded, based on an evaluation performed as of September 30, 2006, that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of September 30, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the 13- weeks ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 3 to the condensed consolidated financial statements for information relating to the Company’s legal proceedings.

ITEM 1A. RISK FACTORS

The following sets forth material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005:

We have a majority shareholder who controls the Board and is also a secured lender and has filed a proposal to take the Company private.

Chelsey, together with its affiliates, owns approximately 69% of the Company’s issued and outstanding Common Stock (including the January 10, 2005 purchase of 3,799,735 shares) and controls approximately 92% of the voting power (after giving effect to the exercise of all outstanding options and warrants to purchase Common

Stock beneficially owned by Chelsey and the Series C Preferred voting rights). Chelsey has appointed a majority of our Board of Directors including our Chairman, and Chelsey Finance is the Company’s junior secured lender.

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

As a result of Chelsey’s proposal, the Company, Chelsey and the Board members were sued in both Delaware Chancery Court and Superior Court of New Jersey Chancery Division. On July 18, 2006, the three independent members of the Board of Directors who were also the members of the Special Committee resigned with the result that none of the members of the Board are independent. In September, one of the plaintiffs also commenced an action to compel the Company to hold an annual meeting of stockholders.

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

Our success depends to a significant extent upon our ability to attract and retain key personnel. Moreover, virtually all of our senior management team has been with the Company for less than three years. Our current employment agreements with our CEO and CFO each expired in May 2006 and have been extended on a day-to-day basis.  While both continue to provide employment services to the Company, there can be no assurance that they will continue to do so. Our success is dependent on the ability of our senior management to manage successfully our business and the individual catalogs. The loss of the services of one or more of our current members of senior management, or our failure to attract talented new employees, could have a material adverse effect on our business.

We receive a material portion of our operating profits from our sale of third party membership services and derive a material portion of our revenues by providing fulfillment services to third parties.

In 2005, we received approximately $10.7 million in revenues from our sale of Vertrue membership programs, which generates a material portion of our operating profit. We replaced our agreement with Vertrue in March 2006 with an agreement with Encore Marketing International (“Encore”) under which we sold Encore membership programs on a retail basis and were paid a commission. Both parties were disappointed with the results of the sale of Encore membership programs and we mutually elected to terminate the agreement. On October 18, 2006, we entered into an agreement with United Marketing Group, LLC (“UMG”) under which we sell UMG supplied membership programs on a wholesale basis. We expect that because of the different accounting treatment accorded revenues from the sale of memberships as a result of the different economic arrangements under the UMG and Encore agreements, that our membership income will be lower than would be the case had we continued to sell memberships on a retail basis with Encore for the fourth quarter of 2006 and 2007. There can be no assurances that our revenues from sales of membership programs will not decrease as a result of the change to a new membership program provider and/or the change from selling memberships on a wholesale versus a retail basis. Were this revenue stream to diminish or were we to lose it entirely, our operating results would be adversely affected. In addition, our membership program revenues may be adversely affected as more of our business transitions to the Internet where customer response rates are lower than the response rates for customers who place phone orders.

We also derive a material portion of our revenues by providing order processing and product fulfillment services to third parties. These revenues offset some of our fixed costs associated with operating our distribution facility and our call centers. Our services agreement with Gump’s expired in October 2006, our services agreement with National Geographic Society will terminate no later than May 30, 2007 and our services agreement with Improvements will expire in August 2007. While we expect to absorb this capacity through the growth of our own direct marketing operations, our results would be adversely affected if our direct marketing operations fail to make up for the lost revenues.

ITEM 6. EXHIBITS

10.91	Thirty-Seventh Amendment to Loan and Security Agreement, dated as of November 8, 2006, by and among Wachovia Bank, National Association and the Borrowers and Guarantors named therein.

10.92	Sixth Amendment to Loan And Security Agreement dated as of November 8, 2006, by and among Chelsey Finance, LLC and the Borrowers and Guarantors named therein.

10.93	Agreement between Hanover Direct, Inc. and United Marketing Group, LLC dated September 26, 2006.

31.1	Rule 13a-14(a) Certification signed by Wayne P. Garten.

31.2	Rule 13a-14(a) Certification signed by John W. Swatek.

32.1	Certification signed by Wayne P. Garten and John W. Swatek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER DIRECT, INC.
(Registrant)

	By:	/s/ John W. Swatek
John W. Swatek
Senior Vice President, Chief Financial Officer and Treasurer (On behalf of the Registrant and as principal financial officer)

Date: November 13, 2006