Form 10-K
period 2006-12-30
HANOVER DIRECT INC
filed 2007-03-07
CIK 320333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 30, 2006

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

As of July 1, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $9,158,934 (based on the closing price of the Common Stock on the Pink Sheets on July 1, 2006 of $1.30 per share; shares of Common Stock owned by directors and officers of the Company are excluded from this calculation; such exclusion does not represent a conclusion by the Company that all of such directors and officers are affiliates of the Company).

As of March 1, 2007, the registrant had 22,426,296 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement relating to its Annual Stockholders’ Meeting, to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on or about April 12, 2007 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

General

Hanover Direct, Inc. (collectively with its subsidiaries, referred to as the “Company,” “we” or “us” in this Form 10-K) is a direct marketer of quality, branded merchandise through a portfolio of catalogs and websites. We also manufacture down comforters and pillows that we sell in several of our catalogs and websites and our retail outlet stores and manufacture Scandia Down branded comforters, pillows and featherbeds that we sell through specialty retailers and on the Scandia.com website.

Our direct marketing operations consist of three catalogs and associated websites in the home fashions category, The Company Store, Company Kids and Domestications, one in the women’s apparel category, Silhouettes and two in men’s apparel, International Male and Undergear. Each catalog can be accessed on the Internet individually by name. In addition, we manufacture at our factory in LaCrosse, Wisconsin high quality pillows and comforters for sale in The Company Store, Company Kids and Domestications catalogs and websites and through our retail outlet stores. Our factory also manufactures super-premium down comforters, pillows and featherbeds under the Scandia Down brand name, which we sell through third party luxury retailers in North and South America. In June 2006, we launched an e-commerce capable website to sell Scandia Down products directly to consumers.

We currently provide third party, end-to-end, fulfillment, logistics, telemarketing and information technology services to businesses we formerly owned and select third party companies involved in the direct marketing business. The agreements were not extended and we expect to be out of the third party fulfillment business by the end of the third quarter of 2007.

We are incorporated in Delaware and our executive offices are located at 1500 Harbor Boulevard, Weehawken, New Jersey 07086. Our telephone number is (201) 863-7300.

Significant Shareholder; Going Private and Related Litigation

We have a significant shareholder, Chelsey Direct, LLC. Chelsey and its related affiliates (“Chelsey”) beneficially own approximately 69% of our issued and outstanding common stock and approximately 77% of the common stock after giving effect to the exercise of all of Chelsey’s outstanding options and warrants. In addition, Chelsey holds all 564,819 shares of our Series C Participating Preferred Stock (“Series C Preferred”), which has 100 votes per share and is our only outstanding preferred stock. Including the Series C Preferred and the outstanding options and warrants beneficially owned by Chelsey, Chelsey controls approximately 92% of our vote.

We received a proposal from Chelsey to acquire the shares of Common Stock that Chelsey does not already own for a cash purchase price of $1.25 per share in a letter dated February 23, 2006. Shortly after receipt of the letter, the Board of Directors (“Board”) met and formed a special committee (“Special Committee”) comprised of A. David Brown, Robert H. Masson and Donald Hecht, the three directors who were not Company employees or affiliated with Chelsey; Mr. Masson was appointed as the Special Committee’s Chairman. The Special Committee appointed Wilmer Cutler Pickering Hale and Dorr LLP (“Wilmer Hale”) as its independent counsel and engaged Houlihan Lokey Howard & Zukin (“Houlihan Lokey”) as its financial advisor.

As a result of the going private proposal, three substantially identical complaints were filed against Chelsey, each of our directors and us.

On May 25, 2006, we were advised that discussions between Chelsey and the Special Committee concerning Chelsey's going private proposal had been terminated and as a result, the offer had been withdrawn. Efforts to revive the process broke down and after June 28, 2006, Houlihan did not provide any further services to the Special Committee, the Board or Hanover. On July 18, 2006, the directors who were members of the Special Committee resigned.

On September 19, 2006, the Board engaged Goldsmith, Agio, Helms, & Lynner (“Agio”) to prepare a valuation analysis of Hanover. Agio delivered its report and valuation analysis of Hanover (“Valuation Analysis”) to the Board on November 8, 2006. Agio concluded that our Common Stock had no value insofar as the concluded enterprise value range was less than the concluded value of our outstanding debt and Preferred Stock.

On November 17, 2006, Chelsey presented a proposal to the Board to acquire all the issued and outstanding common stock of Hanover held by stockholders other than Chelsey or its affiliates for a price of $0.25 per share of common stock, without interest pursuant to an Agreement and Plan of Merger (“Merger Agreement”) by and among Hanover, Chelsey and Chelsey Acquisition, Inc. (“MergerCo”) (a newly formed wholly owned subsidiary of Chelsey organized to effect the merger). The Board unanimously approved the adoption of the Merger Agreement recommended that Hanover’s stockholders adopt the Merger Agreement.

The Merger Agreement was executed by Chelsey, MergerCo and Hanover on November 27, 2006. On December 15, 2006, Hanover filed a Preliminary Proxy Statement (“Proxy”) and Schedule 13E-3 with the SEC. The Proxy will be mailed to Hanover’s stockholders on or about March 12, 2007. The Annual Meeting of Stockholders will be held on or about April 12, 2007 and the stockholders will be asked to vote on the Merger Agreement. Because Chelsey controls a majority of the vote and has committed to vote in favor of the Merger Agreement, we anticipate that the Merger Agreement will be approved and the merger will be consummated shortly after the Annual Meeting.

Once the merger occurs:

•

Each share of our common stock, other than shares held by Hanover, Chelsey or stockholders who elect and properly perfect their appraisal rights under the Delaware General Corporation Law (“”DGCL”) (we refer to these stockholders as “Dissenting Stockholders”), will be converted into the right to receive $0.25 per share, the merger consideration provided for in the Merger Agreement;

•	Hanover will no longer be a public company, price quotations on the Pink Sheets will no longer be available, our common stock will deregistered and we will no longer file periodic SEC reports;
•	The common stock, Preferred Stock and the common stock warrant held by Chelsey will be cancelled;
•	Each share of MergerCo common stock will be converted into one share of the common stock of the surviving corporation, Hanover; as a result Hanover will be solely owned by Chelsey; and
•

Our current common stockholders other than Chelsey will no longer have an interest in or be a stockholder of Hanover and, therefore, will not participate in the surviving company’s future earnings and growth, if any.

Following the execution of the Merger Agreement and Hanover’s December 15, 2006 filing of the Proxy and Schedule 13E-3 with the SEC, two of the plaintiffs, who filed a complaint after Chelsey’s initial going private proposal, filed an amended complaint under seal on December 22, 2006 in Delaware Chancery Court. Please refer to Item 3, Legal Proceedings for more information on the Delaware Chancery Court action.

Please refer to the Proxy for more information about the merger, the reasons for the merger and the consequences of the merger.

Direct Commerce

General. We are a leading specialty multi-channel direct marketer with a diverse portfolio of home fashions and men’s and women’s apparel marketed via direct mail-order catalogs, websites and retail outlets. We mailed approximately 182 million, 174 million and 164 million catalogs for the fiscal years ended 2006, 2005 and 2004, respectively. Approximately 44.9% of our direct commerce revenues come through the Internet and we shipped over 4.7 million packages to our customers (excluding packages shipped on behalf of our third party fulfillment customers).

We operate merchandising, purchasing and catalog production separately for each of The Company Store/Company Kids, Domestications, Silhouettes and International Male/Undergear catalogs and websites. Each of our specialty catalogs and websites targets its market by offering a focused assortment of merchandise designed to meet the needs and preferences of each catalog’s customers. Through market research and ongoing testing of new products and concepts, each catalog has its own merchandise strategy, including appropriate price points, mailing plans and presentation of its products. We are continuing our development of exclusive or private label products for a number of our catalogs to further differentiate the catalog’s identities.

While each our catalogs and associated websites have unique product offerings and targets disparate customers, our backend support functions are largely centralized to achieve economies of scale. All of our catalogs and websites utilize our centralized purchasing and inventory management functions and a common order entry system platform. Our centralized systems also provide telemarketing, fulfillment, distribution and administrative functions to all of product categories.

Our catalogs range in size from approximately 48 to 120 pages with 9 to 38 editions per year depending on the seasonality and fashion content of the products offered. Each edition may be mailed several times each season with variations in format and content. We either employ the services of outside creative agencies or some of our catalogs use their own creative staff that is responsible for the designs, layout, copy, feel and theme of the catalogs. Generally, the initial sourcing of new merchandise for a catalog begins six to nine months before the catalog is mailed.

We operate commerce-enabled websites for each of product categories. The websites offer all of a particular catalog’s merchandise and more extensive offerings than any single issue of a print catalog. Customers can request catalogs and place orders for not only website merchandise, but also from any print catalog already mailed.

The following is a brief description of our catalogs and associated websites, their merchandise offerings and target customers:

The Company Store is a home fashions catalog focused on high quality products that we manufacture and other private label and branded home furnishings. Basic bedding lines are produced at our LaCrosse, Wisconsin factory.

Exclusive designs and vibrant colors, along with a unique and sophisticated catalog presentation, gives The Company Store a strong identity within its market. The Company Store is expanding its product categories with an increasing selection of hard goods. Even as The Company Store website continued to grow with an increasing percentage of its revenue coming through this channel, catalogs remained the biggest catalyst for driving website orders.

Company Kids is a catalog developed from a category offered in The Company Store catalog and has grown over the past five years to ten exclusive Company Kids mailings. The unique themes and full room views, gives the Company Kids customer the opportunity to purchase the "entire room" including bed, bedding, storage, wall hangings, lamps and rugs.

Creative design and varied color pallets for the complete bed ensemble are developed by The Company Store's own design staff and sourced around the world. These exclusive designs and vibrant color pallets remain the signature identity for this quality oriented, better-priced catalog and position both The Company Store and Company Kids as strong competitors in the direct home textile market.

Domestications is “America’s Authority in Home Fashions®.” For over twenty years we have been, and continue to be, the value-minded customer’s top-of-mind choice when shopping for the latest in home fashions. Domestications targets the mid-tier marketplace with a primary focus on bedding for every taste and lifestyle. Our bedding collections feature unique and novel ideas, affordable luxury and exclusive designs found nowhere else, as well as hard-to-find solutions. We also offer a wide range of fashion and seasonal products for every room in your home. We also offer ideas for outdoor entertaining and decorating.

Silhouettes is a moderate-to-better priced fashion catalog dedicated to woman’s styles starting at size 12W. The catalog carries the current trends in fashion along with core classics, seasonal favorites and Silhouettes exclusives. Silhouettes carries a full range of apparel from shoes and boots to coats, sleepwear to swimwear, and everything in between.

Silhouettes core strengths include exclusive designs and manufacturing sourced around the world. These styles are globally sourced utilizing key manufacturing plants to control costs and ensure quality.

The Silhouettes catalog and website create a virtual department store, carrying something for every 12W plus-sized woman. The catalog continues to be the primary driver for website orders. In each of the past four years Silhouettes has enjoyed significant Internet sales growth. Improved on-site search capabilities and navigations have taken the tedium and frustration out of the search and have created a better virtual shopping experience, getting Silhouettes closer to its goal of being the customer’s ultimate shopping source.

International Male and Undergear In 2005 we relocated our men’s division catalogs to our New Jersey headquarters, where new management and a newly formed creative team was charged with the ultimate goal of re-establishing the unique qualities of both brands and making them well-known to consumers. We are still refocusing our brands and identifying and honing in our target customers. Fashion offerings have been increased and diversified, while the catalogs have been given a more modern look and feel to accurately reflect our evolving image and solidify our niche in the men's fashion and underwear business.

International Male, currently entering its thirty-first year in business, carries a full line of men's apparel, from sportswear to dress clothing, outerwear to underwear, shoes and accessories, offering contemporary fashion at prices that represent value to the consumer. By updating our selection with a more eclectic mix of current designs, we have increased our appeal to new customers in our target demographic group. At the same time, we have continued to refine classic favorites and renew our core product lines to meet the demands of our more established customers.

Undergear, having celebrated its twentieth successful year, continues to be a market leader in the men's underwear catalog and Internet business, remaining true to its origins as a "handbook of men's underwear from around the world." Undergear identifies its key customer as fit men between the ages of 25 and 54 who like to experiment with looks and set fashion trends rather than follow them. In addition to underwear and swimwear from globally renowned resources, Undergear today includes more and varied offerings such as loungewear and workout wear and apparel that cross over into the true fashion/sportswear arena of International Male, along with skincare lines that complement our commitment to a youthful look and feel. Undergear's core strengths include the production of numerous exclusive styles and the continued expansion of our private label programs, recognized for their exceptional quality and value. In January 2007, Undergear relaunched its website with a more stylish and edgier look.

Scandia Down manufactures luxury European down comforters, pillows and featherbeds from our LaCrosse, Wisconsin facility and distributes these products together with proprietary branded luxury sheeting, towels and related accessories through its network of over 150 high end retailers in North and South America. Scandia Down’s core growth strategy is focused on expanding distribution in select markets with key retailers, expanding product lines and categories, and developing sales and marketing support programs for licensed retailers.

In June 2006, we re-launched the Scandia Down website with a fresh look and e-commerce capabilities. We now accept orders over the Internet directly. The new site includes a store locator to drive traffic to our retail licensees.

Revenue Sources. We derive revenues principally from the sale of merchandise through our catalogs and websites. We also derive revenue from other goods and services we market to our customers on inbound order calls and on our websites. The following is a summary of our revenues (in millions):

	December 30, 2006	December 31, 2005	December 25, 2004

Catalog Sales	$ 205.9	$ 218.9	$ 215.4
Internet Sales	167.6	141.3	114.0
Total Direct Commerce	$373.5	$ 360.2	$329.4
3rd Party Fulfillment	27.3	32.9	20.8
Memberships/Buyer’s Clubs	14.9	14.3	10.3

Total Revenue	$ 415.7	$ 407.4	$ 360.5

Catalog Sales. Net sales, including delivery and service charges, through our catalogs decreased to $205.9 million for fiscal 2006, a decline of $13.0 million, or 5.9%, compared with the prior fiscal year. Overall circulation in fiscal year 2006 increased by 4.8% and we continued the trend started in the middle of 2004 to support our increasing order volume with deeper inventory positions that has enabled us to maintain fulfillment rates for customer orders and control our overall cancellation rate which has helped grow both catalog and Internet sales.

Internet Sales. While we believe that our catalogs are the catalysts that drive our businesses, an increasing portion of our revenues come through our websites. Net sales, including delivery and service charges, through the Internet improved to $167.6 million for fiscal 2006, an increase of $26.3 million or 18.6%, over Internet sales in the prior fiscal year. For fiscal 2006, Internet sales reached 44.9% of combined catalog and Internet net revenues compared to 39.2% for fiscal 2005. The website for each catalog is prominently promoted within each catalog and on third-party websites.

We utilize online marketing opportunities such as posting our merchandise on comparison Shopping Engines such as Shopping.com and Bizrate; as well as paying commission on orders driven by third-party affiliate websites like Amazon.com and Shop.com. For fiscal 2006, we have increased our Internet marketing spending, primarily in paid keyword search on Google, Yahoo! and MSN, which we believe has led to the increased financial performance of our websites.

Recognizing the importance to be highly visible to our consumers on the Internet, we increased our Internet marketing expenditures by $3.1 million in 2006, primarily in paid search and to a lesser extent comparison shopping engines and other related Internet marketing. We carefully monitor our spending on Internet marketing and continuously optimize all programs to maximize their return.

Other Revenue Opportunities. Currently we offer membership programs, buyer’s clubs and private label credit cards to our customers on inbound order calls and on our websites.

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

Until March 21, 2006, we marketed membership programs under an agreement with MemberWorks, Incorporated (now known as “Adaptive Marketing”). MemberWorks, Incorporated paid us a monthly commission based on the number of memberships sold and membership renewals and paid us additional incentive payments if we achieved certain sales levels. After the expiration of this agreement, we began offering membership programs provided by Encore Marketing International (“Encore”) under a two year agreement. Under our agreement with Encore, we were paid a commission for each customer who places an order for a membership program and a renewal commission for each member who is still a member at the end of the member’s then current membership year. As a result of this arrangement, we recognized the commissions when we were paid. By mutual agreement, our Encore agreement was terminated in October 2006 and we entered into an arrangement with United Marketing Group (“UMG”) to sell membership programs on a wholesale basis under which we pay UMG for the membership kits and a monthly fee for the membership benefits. As required by generally accepted accounting principles (“GAAP”), we recognize revenue from these memberships after the free trial period expires on a pro-rata basis over the membership period.

Because under GAAP we cannot recognize revenue until after the free trial period and because we must amortize the annual membership fee over the life of the membership, we experienced a drop in our revenue from membership programs in 2006.

Buyers’ Club. Customers may purchase memberships in a number of our catalogs’ Buyers’ Club programs for an annual fee. The Buyers’ Clubs offer members merchandise discounts or free delivery and service charges, advance notice of sales and other benefits. We use our Buyers’ Club programs to promote catalog loyalty, repeat business and to increase sales.

We received combined revenues from Buyer’s Clubs and membership programs revenues of $14.9 million, or 3.6% of net revenues in fiscal 2006 as compared to $14.3 million, or 3.5% of net revenues in fiscal 2005.

Private Label Credit Cards. We entered into a seven year co-brand and private label credit card agreement with World Financial Network National Bank (“WFNNB”) on February 22, 2005 which was amended on March 30, 2005, under which WFNNB issues private label and co-brand (Visa and MasterCard) credit cards to our catalog and website customers. We began a phased roll out of our private label credit card program in April 2005 across our catalogs and websites initially offering pre-approved credit to our core customers. In general the program extends credit to our customers at no credit risk to the Company. WFNNB provides a marketing fund to support our promotion of the program.

Third Party Fulfillment Services. In 1998 we began offering product fulfillment services to other direct marketers. We later expanded our service offerings to include e-commerce solutions. Our agreement with Gump’s expired in October 2006; our remaining agreements expire in May 2007 and August 2007. The agreements have not been renewed and we expect to be out of this business by the end of the third fiscal quarter of 2007. Our third party fulfillment business allowed us to defray a portion of our fixed expenses. Revenues recorded from our third party fulfillment business were $27.3 million or 6.6% of net revenue in 2006 as compared with $32.9 million, or 8.1% of net revenue and $20.8 million, or 5.8% of net revenues for 2005 and 2004, respectively.

Retail Outlet Stores. We operate retail outlet stores to liquidate slow-moving and damaged merchandise. As of December 30, 2006, we operated three retail outlet stores, two in Wisconsin and one in Roanoke, Virginia. We closed an outlet store in Hanover, Pennsylvania in 2006 and closed two outlet stores located in Kenosha and Oshkosh, Wisconsin during 2005. For the fiscal 2006 year, the retail stores accounted for less than 1% of our revenues and are not material to our total operations.

Gump’s operated a retail store located in San Francisco, California which was included in the March 14, 2005 sale of the Gump’s stock.

Other Opportunities. We continually explore other opportunities to market goods and services to our customers on inbound order calls, on our websites and through direct contact via mail and email.

Centralized Functions

Our backend support functions are largely centralized and support all of catalogs and websites to achieve economies of scale. We support all of our catalogs and websites with centralized purchasing and inventory management functions, a common order entry system platform and provide centralized telemarketing, fulfillment, distribution and administrative functions.

Marketing and Database Management. We maintain a proprietary customer list currently containing approximately 5.5 million names of customers who have purchased from one of our catalogs or websites within the past thirty-six months. Approximately 2.5 million of the names on the list represent customers who have made purchases from at least one of our catalogs within the last twelve months. We also maintain a proprietary list of e-mail addresses totaling approximately 3.3 million addresses. We consider our customer lists one of our most valuable assets.

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

On the Internet, our main sources of new customers are from our catalogs, through affiliate marketing arrangements, search engines, shopping portals, key word search and a variety of contractual Internet affiliate marketing arrangements.

Purchasing- Non Merchandise. Our large sales volume permits us to achieve a variety of purchasing efficiencies, including the ability to obtain prices and terms that are more favorable than those available to smaller companies or than would be available to our individual catalogs were they to operate independently. We use major goods and services that are purchased or leased from selected suppliers by our central buying staff. These goods and services include paper, catalog printing and printing related services such as color separations, communication systems including telephone time and switching devices, packaging materials, expedited delivery services, computers and associated network software and hardware. In 2006, we entered into a two and half year print agreement for all of our catalogs.

We contract for our telemarketing phone service costs (both inbound and outbound calls) under multi-year agreements. In February 2004, we entered into a twenty-six month call center service agreement with AT&T Corp. that was extended for an additional two years in June 2006.

We generally purchase our paper through a limited number of brokers who have agreements with the major paper mills. These arrangements permit periodic price increases or decreases based on prevailing market conditions, changes in supplier costs and continuous productivity improvements. After rising in mid 2005, our paper costs have remained relatively constant throughout 2006.

Over the past several years, we have experienced increased costs of sales and operating expenses as a result of the general rate of inflation and commodity price fluctuations. In the past, we have been able to mitigate, in part, the impact of these cost increases either by reducing other expenses or by raising our prices. In addition higher postage and shipping costs is putting pressure on maintaining operating margins. Due to the competitive environment in which our catalogs and websites operate, we may not be able to sufficiently reduce our costs or raise prices in the future and in that event, our margins will be adversely affected.

Purchasing- Merchandise. We acquire products for resale in our catalogs from numerous domestic and foreign vendors. We also manufacture comforters, pillows and other down products at our LaCrosse, Wisconsin factory. No single third party source supplied more than 10% of our products in 2006. Our vendors are selected based on their ability to reliably meet our production and quality requirements, as well as their financial strength and willingness to meet our needs on an ongoing basis.

Over recent years, we have purchased an increasing portion of our merchandise from foreign vendors which have enabled us to reduce our merchandise purchase costs. While each of our catalogs has their own merchandising function, to further reduce our merchandise costs, we established a purchasing office in Shanghai, China to support all of our catalogs and websites. Our Shanghai office is tasked with sourcing merchandise directly from factories in Mainland China and providing assistance to our merchants and product designers. The Shanghai office will also be responsible for quality assurance and assisting in facilitating and expediting international shipments.

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

Telemarketing. We operate telemarketing facilities in Hanover, Pennsylvania, York, Pennsylvania and LaCrosse, Wisconsin. Our telemarketing facilities utilize telephone switching equipment that enables us to route calls between telemarketing centers, balancing loads and providing prompt customer service. During 2006, we received approximately 50% of our orders through in-bound calls to our toll-free telephone numbers (including calls we handled for our third party customers) as compared with 53% in 2005. As the migration to the Internet continues, we expect the percentage of order placed by telephone as compared to over the Internet to continue to decline. Customers can access our call centers seven days per week, twenty-four hours per day. In addition, we answered approximately six million customer order/service calls.

We train our telemarketing service representatives to be courteous, efficient and knowledgeable about our products and those of our third party customers. Telemarketing service representatives generally receive eighty hours of training in selling products, services, systems and communication skills through simulated as well as actual phone calls. A substantial portion of our evaluation of telemarketing service representatives’ performance is based on how well the representatives meet customer service standards. While primarily trained with product knowledge to serve customers of one or more specific catalogs, telemarketing service representatives also receive cross training that enables them to take overflow calls from other catalogs. We utilize customer surveys as an important measure of customer satisfaction.

Catalog Distribution. We mail our catalogs through the United States Postal Service (“USPS”) utilizing pre-sort, bulk mail and other discounts. This bulk mailing is handled by the company that prints our catalogs. There was 5% USPS rate increase that took effect on January 8, 2006 which increased our catalog distribution expenses. Another postal rate increase is scheduled for May 2007.

Merchandise Distribution. We processed and shipped 7.2 million packages to our customers during 2006 (including 2.6 million packages processed for our third party fulfillment customers). We currently operate a distribution center in Roanoke, Virginia that services all of our catalogs and websites as well as select third party clients. Until June 2005, we also operated a smaller distribution center and storage facility in LaCrosse, Wisconsin that handled The Company Store and Company Kids. The LaCrosse fulfillment center and storage facility were closed in June 2005 and August 2005 when their leases expired. Because of capacity constraints at our LaCrosse facility and lower shipping costs available from the Roanoke facility distribution was relocated to Roanoke, Virginia. However since our consolidation into the Roanoke facility, we have experienced lower than anticipated productivity due to facility capacity constraints and higher employee turnover. To reverse this trend, we installed new management at our Roanoke facility and implemented process improvements. We also are withdrawing from the third party fulfillment business which will free up capacity at our Roanoke facility. We anticipate that these steps will lead to higher productivity and lower cost in the second half of fiscal 2007.

Our Roanoke distribution facility is a 775,000 square foot distribution center purposely built for direct fulfillment operations. In addition, we currently lease 339,880 square feet at a nearby facility in Salem, Virginia for additional storage. We have an option to extend the lease for three additional terms of six months each. See “Properties.”

Outbound Merchandise Shipping. We ship approximately 91.5% of our merchandise through the USPS; the balance is shipped primarily by FedEx and UPS. In general, we charge our customers a shipping and handling fee based on the dollar value of the order, with additional charges for heavy and/or bulk items and we also offer faster shipping options for an additional charge.

We use a third party freight consolidator to ship a majority of the packages shipped via USPS. The consolidator directly and through its subcontractors transports our packages from our distribution center to consolidation facilities located in close proximity to one of the USPS regional bulk mail facilities (“BMC”). Our packages are then resorted and in most cases, delivered directly to the local post office, bypassing the BMC, which reduces our USPS charges and our overall outbound merchandise shipping expenses. One of the consolidator’s subcontractors, APX Logistics (“APX”), declared bankruptcy in mid March 2006 and ceased operations. As a result, we were forced to temporarily ship our packages directly to the BMC’s at a higher costs than had been provided by APX which increased out outbound shipping costs by $3.0 million in 2006, with the largest portion of the increase impacting us in the second fiscal quarter. After the bankruptcy, the consolidator began re-establishing many of the shipping lanes and regional consolidation facilities and our outbound shipping costs have been trending downward since the second quarter of 2006. However, we do not expect to return to the outbound shipping costs we enjoyed prior to the APX bankruptcy.

Overall, catalog and outbound package-shipping costs approximated 22.0% of our net revenues in fiscal 2006 as compared with 21.4% in 2005. There was a 5% USPS rate increase that took effect on January 8, 2006. Another postal rate increase is scheduled for May 2007 which we will further increase our catalog and outbound merchandise shipment expenses in 2007. We were also negatively impacted in 2006 by fuel surcharges. We continue to examine alternative shipping services with competitive rate structures from time to time.

Management Information Systems. All of our catalogs and websites are part of our integrated order and catalog system operating on mid-range computer systems. Additionally, our fulfillment center is controlled by our warehouse management system. These systems have been designed to meet our requirements as a high volume publisher of multiple catalogs, an operator of multiple websites and provider of back-end fulfillment services. We continue to devote resources to improving our systems and are currently evaluating the possibility of replacing our order entry system.

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

Backlog. At the end of fiscal 2006, we had received approximately $4.9 million in combined catalog and Internet orders that had not been shipped and were not included in our net revenues. This amount was a decrease of $0.7 million compared with the approximately $5.6 million of unshipped orders existing at the end of fiscal 2005. These amounts consisted mainly of backorders, orders awaiting credit card authorization, open dropship orders and orders physically in the warehouse awaiting shipment to customers. We fulfilled substantially all of these orders within the first sixty days of 2007.

Divestiture - Gump’s and Gump’s By Mail. On March 14, 2005, we sold all of the stock of Gump’s to Gump’s Holdings, LLC, an unrelated third party (“Purchaser”) for $8.9 million, including a $0.4 million purchase price adjustment pursuant to the terms of a February 11, 2005 Stock Purchase Agreement. We recognized a gain of approximately $3.6 million in the third fiscal quarter of 2005. Chelsey, as the holder of all of the Series C Preferred, consented to the application of the sales proceeds to reduce the outstanding balance of the senior secured credit facility (“Wachovia Facility”) provided by Wachovia National Bank (“Wachovia”) in lieu of using the available proceeds to redeem the Series C Preferred (the number of shares to be redeemed would have been based on the available sales proceeds and the then current redemption price per share of the Series C Preferred). This waiver provided us with additional credit resources under the Wachovia Facility. Chelsey expressly retained its right to require redemption of the Series C Preferred subject to Wachovia’s approval.

After the sale, we continue as the guarantor of one of the two leases for the San Francisco building where the store is located (we were released from liability on the other lease). The Purchaser was required to use its commercially reasonable efforts to secure our release from the guarantee within a year of the closing. The Purchaser was unable to do so, and one of the principals of the Purchaser provided us with a $2.5 million note secured by a pledge of his equity interest in the Purchaser to secure the Purchaser’s obligation to indemnify us from any liability on the lease guarantee. As of February 15, 2007, we are the guarantor of $5.1 million (net of $0.4 million in expected sublease income) in lease commitments. See Note 4 to the Consolidated Financial Statements.

We entered into a Direct Marketing Services Agreement with the Purchaser to provide telemarketing and fulfillment services for the Gump’s catalog and direct marketing businesses for eighteen months which expired on October 2006. The agreement was not renewed.

Restatement of Prior Financial Information and Related Matters; Delisting

In response to the discovery during the second half of 2004 of errors in our accounting treatment of certain items, we determined in the third quarter of 2004 that we needed to restate our previously filed financial statements (“Restatement”). Note 2 to the Financial Statements contains a description of the Restatement items. Shortly thereafter the Audit Committee of the Board of Directors launched an independent investigation relating to the Restatement and other accounting-related matters and engaged Wilmer Hale to conduct the investigation. As a result of the Restatement, we were unable to timely file our periodic reports with the SEC which led to the suspension of trading and ultimately the delisting of our Common Stock from the American Stock Exchange (“AMEX”) on February 16, 2005. In addition, the Company was notified in January 2005 by the SEC that it was conducting an informal inquiry into our financial results and financial reporting since 1998. At this point in time, the SEC informal inquiry is ongoing.

On October 20, 2005, the Audit Committee dismissed KPMG LLP (“KPMG”) as our independent auditors and thereafter engaged Goldstein Golub Kessler LLP (“GGK”). GGK completed its audit of our 2004, 2003 and 2002 fiscal year end financial statements and its review of our quarterly financial statements for the third fiscal quarter of 2004 and the first three quarters of 2005 on February 8, 2006. On February 21, 2006, we filed our past due periodic reports with the SEC and since that time, we have been timely with our SEC reporting requirements.

Financing

Our business is dependent on having adequate financial resources to fund our operations, catalog circulation and maintain appropriate inventory levels to meet customer demands. As described more fully in Note 7, Debt, to the consolidated financial statements, we have two credit facilities: the Wachovia Facility and the Chelsey Facility provided by Chelsey Finance. The Wachovia Facility includes a revolving credit facility with a maximum loan amount of $34.5 million and a $5.0 million term loan. The Wachovia Facility expires on July 8, 2007 and bears interest at the Wachovia prime rate or the Eurodollar rate plus 2%. The weighted average interest rate on the revolver was 8.01% on December 30, 2006.

The Chelsey Facility is a $20.0 million junior secured credit facility and originally had a three-year term that expired on July 8, 2007. Pursuant to a March 6, 2007 letter agreement, the maturity date of the Chelsey Facility was extended to January 2, 2008. There were no fees paid in connection with this letter agreement. To meet our financing requirements for 2007, we will need to secure Wachovia’s consent to extend the term of their facility or find a replacement facility, among other alternatives. Management has had preliminary discussions with Wachovia and based on those discussions and in light of Chelsey’s agreement to extend the maturity date of the Chelsey Facility until January 2, 2008, management believes that Wachovia will agree to extend the maturity date of its facility or provide a new facility with a maturity date beyond the end of fiscal 2007 or the Company will be able to find replacement financing. Based on the forgoing, management believes that the Company will have sufficient liquidity and availability under its credit agreements to fund its planned operations through at least January 2, 2008. Please refer to Item 1A, Risk Factors and Management’s Discussion and Analysis – Liquidity and Capital Resources for more information concerning our financing requirements.

The Chelsey Facility bears interest at 5.0% over the Wachovia prime rate; the stated interest rate on December 30, 2006 was 13.25%. In consideration for providing the Chelsey Facility, Chelsey Finance received a closing fee of $0.2 million and a 10 year warrant valued at $12.9 million to purchase 30.0% of the fully diluted shares of our common stock (equal to 10,259,366 shares of common stock) at an exercise price of $0.01 per share. At December 30, 2006, the amount recorded as debt relating to the Chelsey Facility on the Consolidated Balance Sheet is $16.3 million, net of the remaining, un-accreted debt discount of $3.7 million. See Note 7 to the consolidated financial statements for more information regarding the Chelsey Facility and the common stock warrant.

Total recorded borrowings as of December 30, 2006, including financing under capital lease obligations, aggregated $28.5 million of which $11.9 million is classified as short term, excluding the Series C Preferred of $72.7 million, as reflected on our Consolidated Balance Sheet, and the remaining, un-accreted debt discount on the Chelsey Facility of $3.7 million. Remaining availability under the Wachovia Facility as of December 30, 2006 was $9.6 million.

Preferred Stock

Chelsey holds all 564,819 outstanding shares of Series C Preferred, the only series of preferred stock currently outstanding. See Note 8 to the consolidated financial statements for a more complete description of the Series C Preferred. In general, the Series C Preferred holders are entitled to one hundred votes per share on any matter on which the common stock votes. If we liquidate, dissolve or are wound up, the Series C Preferred holders are entitled to a liquidation preference of $100 per share, or an aggregate of approximately $56.5 million based on the shares of Series C Preferred currently owned by Chelsey, plus all accrued and unpaid dividends on the Series C Preferred. Commencing January 1, 2006, we began accruing dividends on the Series C Preferred at the annual rate of 7.0%. Assuming we continue to accrue all dividends through October 1, 2008, the maximum aggregate amount of the liquidation preference plus accrued and unpaid dividends on the Series C Preferred will be approximately $72.7 million.

The Series C Preferred is mandatorily redeemable on January 1, 2009. We are also obligated to redeem the maximum number of shares of Series C Preferred as possible with the net proceeds of certain asset and equity sales not required to be used to repay the Wachovia Facility. Subject to Wachovia’s consent, the proceeds from the sale of Gump’s would have required redemption of some of the Series C Preferred. At our request, Chelsey agreed to permit us to apply the Gump’s sales proceeds to reduce the revolving credit facility under the Wachovia Facility. Chelsey expressly retained its right to require redemption in the future of approximately $6.9 million (the Gump’s sales proceeds available for redemption) of the Series C Preferred, subject to Wachovia’s approval.

Executive Officers

The following sets forth certain information regarding our executive officers.

Name	Age	Title and Other Information	Office Held Since
Wayne P. Garten	54

President, Chief Executive Officer and Director. Mr. Garten was elected a director of the Company by Chelsey effective September 29, 2003 and appointed President and Chief Executive Officer of the Company on May 5, 2004. Mr. Garten is a member of the Executive and Nominating Committees. Prior to his appointment, Mr. Garten served as the President of Caswell-Massey Ltd., Inc., a retailer and direct marketer of fragrance and other personal care products, from January 2004. Prior thereto, Mr. Garten was a financial consultant specializing in the direct marketing industry. He was Chief Executive Officer and President of Popular Club, Inc., a direct selling, catalog marketer of apparel and general merchandise products, from 2001 to 2003. From 1997 to 2000, he was Executive Vice President and Chief Financial Officer of Micro Warehouse, Inc., an international catalog reseller of computer products. From 1983 to 1996, Mr. Garten held various financial positions at the Company including serving as its Executive Vice President and Chief Financial Officer from 1989 to 1996. Mr. Garten is a Certified Public Accountant.

			2004
John W. Swatek	42	Senior Vice President, Chief Financial Officer and Treasurer. Prior to joining the Company, Mr. Swatek was Vice President and Controller of Linens ‘n Things, Inc., a retail chain specializing in home furnishings. Before joining Linens ‘n Things, Inc. in 2001, Mr. Swatek held various positions with Micro Warehouse, Inc., an international catalog reseller of computer products, including serving as its Senior Vice President, Finance from 2000 to 2001. Mr. Swatek is a Certified Public Accountant.	2005
Daniel J. Barsky	51

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

			2005
Jordan Vargas	55	Senior Vice President, Human Resources since February 2006. Prior to joining the Company, from April 1999 to February 2006, Mr. Vargas served as the Vice President Human Resources at Publisher’s Clearing House, a sweepstakes and direct marketing company. Prior thereto, Mr. Vargas served as the Human Resource Business Partner for PSE&G`s Fossil Generation Business unit from 1996 to 1999.	2006
Steven Lipner	58	Vice President, Taxation since October 2000. Mr. Lipner served as Director of Taxes from February 1984 to October 2000. Mr. Lipner is a Certified Public Accountant.	2000

Employees

As of December 30, 2006, we employed approximately 1,840 full-time employees and approximately 135 part-time employees. One of our subsidiaries has 85 employees who are represented by The Union of Needletrades, Industrial and Textile Employees (UNITE!). We entered into a new union agreement on February 25, 2006 which expires on April 25, 2009.

We believe our relations with our employees are good.

Seasonality

Our business is subject to moderate variations in demand. Historically, a larger portion of our revenues have been realized during the fourth quarter compared to each of the first three quarters of the year. The percentage of our annual revenues for the first, second, third and fourth quarters were as follows: 2006- 24.1%, 26.2%, 22.5%, and 27.2%; 2005-22.0%, 24.6%, 23.7% and 29.7%; and 2004 — 22.6%, 24.3%, 23.7% and 29.4%.

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

Government Regulation

We are subject to truth-in-advertising laws, and Federal Trade Commission regulations and guidelines relating to our direct marketing businesses concerning offering, selling, order taking, shipment of merchandise, and communications with our customers under the FTC’s Merchandise Mail & Telephone Order Rule. We are subject to Federal Consumer Product Safety Commission regulations and State laws governing the safety of the products we sell. We are also subject to the regulations promulgated and enforced by United States Customs and Border Protection with respect to the goods we directly import. While we monitor changes in these laws and believe that we are in material compliance with applicable laws, there can be no assurances that new laws or regulations will not be enacted or adopted which might adversely affect our operations.

A substantial portion of our products are manufactured outside the United States. These products are imported and are subject to U.S. customs laws, which impose tariffs as well as import quota restrictions for textiles and apparel. U.S. Customs authorities may embargo importation of goods from foreign countries if shipments exceed quota limits and business has been adversely affected by import quotas on isolated occasions. As we expand our buying operations and begin to source more merchandise overseas, our business may be adversely impacted by quotas and the imposition of customs duties or tariffs.

Our multi-channel business model subjects us to state and local taxes in numerous jurisdictions, including state income, franchise, and sales and use tax. We collect these taxes in any jurisdiction in which we have a physical presence. While we believe we have paid or accrued for all taxes based on our interpretation of applicable law, tax laws are complex and interpretations differ from state to state. We believe that we collect sales tax in all jurisdictions where we are currently required to do so.

Various states have attempted to collect back sales and use taxes from direct marketers whose only contacts with the taxing state are solicitations through the mail or the Internet, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. The U.S. Supreme Court has held that these states, absent congressional legislation, may not impose tax collection obligations on an out-of-state mail order or Internet company. We anticipate that any legislative changes regarding direct marketers, if adopted, would be applied only on a prospective basis.

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

Website Access to Information

Our corporate Internet address is www.hanoverdirect.com. Our catalogs and Scandia Down operate the following websites:

•	www.thecompanystore.com
•	www.companykids.com
•	www.domestications.com
•	www.silhouettes.com
•	www.internationalmale.com
•	www.undergear.com
•	www.scandiadown.com

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

We have a majority shareholder who controls the Board and is also a secured lender and we have entered into a merger agreement with the majority shareholder to take the Company private.

Chelsey, together with its affiliates, owns approximately 69% of our issued and outstanding Common Stock and controls approximately 92% of the voting power (after giving effect to the exercise of all outstanding options and warrants to purchase Common Stock beneficially owned by Chelsey and the Series C Preferred voting rights). Chelsey has appointed all of our Board including our Chairman, and Chelsey Finance is our junior secured lender.

On February 23, 2006 Chelsey offered to purchase the common stock that it did not own for $1.25 per share. As a result of Chelsey’s initial proposal, the Company, Chelsey and the Board members were sued in both Delaware Chancery Court and Superior Court of New Jersey Chancery Division. The original offer was withdrawn on May 25, 2006. Our independent Directors resigned on July 18, 2006. On November 17, 2006, Chelsey made another offer to take the Company private and our Board approved the Merger Agreement under which Chelsey will purchase the remaining Common Stock that it did not already own for $0.25 per share. The $0.25 per share price represented an approximately 50% discount from the price quoted on the Pink Sheets for our common stock on the day before we announced the execution of the Merger Agreement. The plaintiffs in the Delaware Chancery court actions have filed an amended complaint and a motion for an injunction to block the merger.

We have filed a Proxy for our Annual Meeting and the first proposal to be voted on is the Merger Agreement. Because Chelsey has sufficient voting power to approve a going private transaction without the vote of our other shareholders and has indicated its intention to do so, a favorable vote on the merger is assured. Shareholders will have statutory appraisal rights under the Delaware General Corporation Law. Upon consummation of the merger, we will not be required to file periodic reports with the SEC, our common stock will no longer trade and our shareholders will no longer have the ability to participate in our future growth. Please refer to the Proxy for more information on the merger.

We have no independent directors and thus lack one of the traditional procedural safeguards for the protection of the interests of minority shareholders.

None of our directors are independent, although our directors are subject to the fiduciary duty owed by directors of a Delaware corporation to its minority stockholders. Each of our directors has conflicts of interest as a result of their relationship with Chelsey or their employment relationship with the Company. As a consequence, our shareholders do not have the protection afforded by independent directors which is one of the traditional procedural safeguards that protects the interests of minority stockholders.

If the going private transaction does not occur, shareholders will be subject to numerous operating risks of our business.

While it appears likely that the going private transaction will occur, there is the risk that it will not be consummated. One of Chelsey’s closing conditions is the resolution of the shareholder litigation and there can be no assurances that this will occur. While Chelsey may, in its discretion, waive this closing condition and take the Company private, there can be no assurances that the going private transaction will be consummated. If it does not occur, shareholders will continue as Company shareholders and be subject to the operational risks of our business, the most significant of which are summarized below.

There is limited liquidity in our shares of Common Stock .

The AMEX halted trading in our Common Stock during the fourth quarter of 2004 and delisted it on February 16, 2005. Current trading information about our Common Stock is available on the Pink Sheets. Our common stock is highly illiquid which adversely affects its price.

We have experienced several years of operating losses.

We had a history of losses prior to the 2004 fiscal year and we suffered a loss of $6.2 million in fiscal 2006. As of December 30, 2006, our accumulated deficit was $492.9 million. There can be no assurance that we will be able to return to profitability or if we do, whether we will be able to sustain our profits.

We are dependent on having sufficient financing to meet our requirements and our senior credit facility mature in July 2007.

Our business is dependent upon our access to adequate financing from our senior lender, Wachovia and our junior lender, Chelsey Finance, so that we can support normal operations, purchase inventory, and secure letters of credit and other financial accommodations required to operate our business. While Chelsey agreed to extend the maturity date of this facility until January 2, 2008, the Wachovia facility matures on July 8, 2007 and we do not have adequate resources to pay off the facility. Accordingly, we will need to secure Wachovia’s agreement to extend the term of their facility or find a replacement credit facility or pursue some other alternative and there can be no assurances that we will be successful in this regard. Even if we secure replacement financing, it may have a higher interest rate than the Wachovia Facility or have more onerous terms in which event we could be adversely affected.

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

Our Series C Preferred Stock began to accrue dividends in 2006 and is subject to mandatory redemption in 2009.

Commencing January 1, 2006, we began accruing dividends on the Series C Preferred quarterly at the rate of 7.0% per annum. We must redeem the Series C Preferred, if not redeemed earlier, on January 1, 2009 for the liquidation preference and all accrued and unpaid dividends, which assuming we continue to accrue all dividends, will be approximately $72.7 million. If we do not have sufficient funds to redeem the Series C Preferred, we are, to the extent permitted under our then existing loan agreements, to sell sufficient assets to fund the redemption. There can be no assurances that we will have adequate sources of capital to redeem the Series C Preferred when it is mandatorily redeemable.

The ongoing SEC inquiry may adversely affect us in the future.

We restated our financial results as a result of various errors identified in 2004 which led to the SEC initiating an informal inquiry into our accounting practices. The SEC inquiry is ongoing and we cannot predict the outcome at this time. Were the SEC to convert the informal inquiry into a formal investigation, we would likely incur significant professional fees in addressing such investigation, and our relationships with our lenders, vendors, customers and other third parties could be adversely affected. Should the SEC find wrongdoing on our part, we may be subject to a censure or penalty that could adversely affect our results of operations, our relationships with our lenders, vendors, customers and other third parties, our reputation and our business in general.

In light of the material weaknesses in our internal controls identified by our prior auditors there can be no assurance that other material weaknesses will not develop or be discovered in the future.

Our former auditors, KPMG, identified material weaknesses in internal control over financial reporting and other matters relating to our internal controls during their audit of our consolidated financial statements for the year ended December 25, 2004. Although our current auditors have not brought to our attention any material weaknesses, there can be no assurance that additional weaknesses will not develop or be discovered in the future.

Our success depends on our ability to publish the optimal number of catalogs to the correct target customer with merchandise that our target customers will purchase.

Historically our catalogs have been the primary drivers of our sales. We must create, design, publish and distribute catalogs that offer and display merchandise that our customers want to purchase at prices that are attractive. Our future success depends on our ability to anticipate, assess and react to the changing demands of the customer-base of our catalogs and to design and publish catalogs that appeal to our customers. If we fail to anticipate fashion trends, select the right merchandise assortment, maintain appropriate inventory levels and/or creatively present merchandise in a way that is appealing to our customer-base on a consistent basis, our sales could decline significantly. We must also accurately determine the optimal number of issues to publish for each catalog and the contents thereof and the optimal circulation for each of our catalogs to maximize sales at an appropriate cost level to achieve profitability while growing our customer base. Correctly determining the universe of catalog recipients also directly impacts our results. There can be no assurance that we will be able to identify and offer merchandise that appeals to our customer-base or that the introduction of new merchandise categories will be successful or profitable or that we will mail the optimal number of catalogs to the appropriate target customer base.

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

We must also effectively manage our product fulfillment and distribution costs. During 2005, we consolidated our La Crosse distribution facility into our Roanoke facility because of capacity constraints at our LaCrosse facility and lower shipping costs available from the Roanoke facility. However since our consolidation into the Roanoke facility, we have experienced lower productivity and higher distribution costs that has negatively impacted our overall performance. We our exiting the third party business which will free up some capacity and have installed a new management team and implemented process improvements. We anticipate that our productivity will improve the second half of 2007 but there can assurances that this will in fact occur.

We have experienced rising costs in paper, shipping and other expense items which has put pressure on our operating margins. Because of the competitive environment in which our catalogs compete, there can be no assurances that we will be able to lower our costs or increase our prices sufficient to cover our increased costs of doing business.

We rely on third party suppliers for a majority of our merchandise.

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

Because we import an increasing portion of our merchandise from overseas, we have greater exposure to the risks associated with international shipments, customs, export controls, etc.

Because we source an increasing percentage of our merchandise from overseas, we will have greater inbound freight costs. As security measures around shipping ports increase, these additional costs may result in higher inbound freight costs. As we increase our overseas sourcing, we face the risk of these delays which could harm our business and results of operations. We cannot predict whether any of the countries in which our merchandise currently is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, and customs restrictions, against items that we offer or intend to offer to our customers, as well as U.S. or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of items available to us and adversely affect our business, financial condition and results of operations. Our sourcing operations also may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds and/or other trade disruptions. Any disruption or delays in, or increased costs of, importing our products could have an adverse effect on our business, financial condition and operating results.

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

Our business is subject to a number of external costs that we are unable to control, including labor costs, insurance costs, printing, paper and postage expenses, shipping charges associated with distributing merchandise to our customers and inventory acquisition costs, including product costs, quota and customs charges. We purchased approximately $24.9 million of paper in fiscal 2006 and an increase in the price of paper would have an adverse affect on our business. We also ship a majority of our merchandise by USPS and have experienced increases in postal rates in 2006 with another increase scheduled for May 2007 and have also seen our costs increase as a result of fuel surcharges. In 2006, one of the subcontractors utilized by our freight consolidator declared bankruptcy which increased our outbound merchandise shipping costs in 2006 and during the first quarter of 2007. Increases in these or other external costs could adversely affect our financial position, results of operations and cash flows unless we are able to pass these increased costs along to our customers.

Our management team is critical to our success.

Our success is dependent on the ability of our senior management to successfully manage our business and the individual catalogs. As a consequence, our success depends to a significant extent upon our ability to attract and retain key personnel. Our current employment agreements with our CEO and CFO expired in May 2006 and the agreements were extended on a day-by-day-basis. Other members of our senior management team are not employed pursuant to employment agreements. Moreover, because our stock is so thinly traded and because of the likelihood that our majority stockholder would attempt to take the Company private, we have been unable to issue stock, options or other equity based compensation to attract and/or retain new senior management team members. The loss of the services of one or more of our current members of senior management, or our failure to attract talented new employees, could have a material adverse effect on our business.

We are dependent on the continued growth of Internet sales and must effectively manage our Internet spending.

We derive an increasing portion of our revenue from our websites. While we continue to believe that our catalogs are the primary sales drivers of our merchandise, e-commerce is an important part of our business. Factors which could reduce the widespread use of the Internet include actual or perceived lack of privacy protection, actual or perceived lack of security of credit card information, possible disruptions or other damage to the Internet or telecommunications infrastructure, increased governmental regulation and taxation and decreased use of personal computers. Our business would be harmed by any decrease or less than anticipated growth in Internet usage. Because of the importance of the Internet to our business, we have increased on spending on Internet search. While we monitor our spending to maximize our revenues and returns, there can be no assurances that we will spend the optimal amount on Internet search.

We have not fully assessed the effectiveness of our internal controls over financial reporting.

If we remain a public company we will need to assess the effectiveness of our internal controls over financial reporting in connection with the rules adopted by the Securities and Exchange Commission under Section 404 of the Sarbanes-Oxley Act of 2002. The SEC delayed implementation of Section 404 for companies with a market capitalization of less than $75.0 million such as the Company. Under the current rules and our current market capitalization, Section 404 would apply to our 2007 financial statements if we remain a public company. We have not begun the process of complying with Section 404 because of the likelihood that we will not remain a public company. If the going private transaction is not consummated, there can be no assurances that we would be able to comply with Section 404 on a timely basis; if we were not able to do so, we could be adversely affected.

Moreover, once we start the process, there can be no assurance that management will not identify significant deficiencies that would result in one or more material weaknesses in our internal controls over financial reporting. We cannot provide any assurance that testing of our internal controls will not uncover significant deficiencies that would result in a material weakness in our internal controls over financial reporting.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements and cause a default under our credit facilities, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

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

Any failure to complete our assessment of our internal controls over financial reporting, to remediate any material weaknesses that we may identify, or to implement new or improved controls, could harm our operating results, cause us to fail to meet our reporting obligations, or result in material misstatements in our financial statements and cause a default under our credit facilities. Any such failure also could adversely affect the results of the periodic management evaluations and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect management’s assessment regarding the effectiveness of our internal control over financial reporting that are required under Section 404 for fiscal 2007 or the auditor’s attestation reports which are required for fiscal 2008. These assessments will not be required if the going private transaction is consummated prior to the end of fiscal 2007. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We receive a material portion of our operating profits from our sale of third party membership services and we switched service providers twice during 2006.

In 2006, we received approximately $10.0 million in revenues from our sale of membership programs; this revenue carries high profit margins. We replaced MemberWorks, Incorporated, our membership program provider since 2001, with Encore under a two year agreement. Under our agreement with Encore, we were paid a commission for each customer who agreed to purchase a membership program and a renewal commission for each customer who was a customer when his or her membership came up for renewal. This agreement was terminated by the mutual agreement of the parties in October 2006 after less than seven months and we began offering membership programs supplied by UMG on a wholesale basis where we buy membership kits and monthly program benefits from UMG. Under GAAP, we cannot recognize revenue from membership programs until after the expiration of the free trial period and then must amortize the membership fee over the 11 month life of the membership. As a consequence, there was a lag in our revenue recognition after we switched from Encore to UMG. There can be no assurances that our revenues and/or profits from sales of membership programs will not decrease as a result of the change to a new membership program provider and/or the change in our economic arrangement. Were this revenue stream to diminish or were we to lose it entirely, or were our costs associated with membership programs to increase, our operating results would be adversely affected. In addition, our membership program revenues may be adversely affected as more of our business transitions to the Internet where customer response rates are lower than the response rates for customers who place phone orders.

We derive a portion of our revenues by providing fulfillment services to third parties.

We derive a portion of our revenues by providing third party fulfillment services. We are withdrawing from this business. If we are not able to increase our productivity and reduce our distribution costs to offset the lost revenues and profits from the third party fulfillment business, our results would be adversely affected.

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

Our subsidiaries own and operate the following properties:

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

In addition, the Company or its subsidiaries lease the following properties:

•

A 56,700 square foot corporate headquarters and administrative offices located in Weehawken, New Jersey under a lease expiring in June 2015. A 6,900 square foot storage facility in Secaucus, New Jersey under a lease expiring May 31, 2010;

•

Two properties used as outlet stores located in Wisconsin having approximately 19,500 square feet of space in the aggregate, with leases expiring in December 2007 and February 2010. Another outlet store located in Pennsylvania was closed at the end of February 2006;

•	A 117,900 square foot telemarketing, customer service and administrative facility located in Hanover, Pennsylvania, under a lease with a 12 month rolling term;
•	An 11,000 square foot satellite telemarketing facility in York, Pennsylvania under a lease expiring July 31, 2008;
•	A 339,880 square foot warehouse and fulfillment facility located in Salem, Virginia for additional storage for the Roanoke distribution center under a lease that expires on September 30, 2007; and
•	A 5,100 square foot retail outlet store facility in Roanoke, Virginia under a lease expiring in May 2009.

Item 3. Legal Proceedings

Delaware Chancery Court Actions:

We received a proposal from Chelsey to acquire the shares of common stock that Chelsey does not already own for a cash purchase price of $1.25 per share in a letter dated February 23, 2006. As a result of the going private proposal, three substantially identical complaints have been filed against Hanover, Chelsey and each of Hanover’s directors: the first complaint was filed in Delaware Chancery Court by Glenn Freedman and L.I.S.T., Inc. as plaintiffs on March 1, 2006; the second complaint was filed in Delaware Chancery Court by Howard Lasker as plaintiff on March 7, 2006; and the third complaint was filed in Superior Court of New Jersey Chancery Division by Feivel Gottlieb as plaintiff on March 3, 2006. In each complaint, the plaintiffs challenge Chelsey’s going private proposal and allege, among other things, that the consideration to be paid in the going private proposal is unfair and grossly inadequate, that the Special Committee cannot be expected to act independently, that Chelsey has manipulated the financial statements of the Company and its public statements in order to depress the stock price of the Company and that the proposal would freeze out the purported class members and capture the true value of the Company for Chelsey. In each complaint, plaintiffs seek class action certification, preliminary and permanent injunctive relief, rescission of the transaction if the offer is consummated and unspecified damages.

The plaintiffs in each of the cases agreed to extend the time by which the defendants were required to respond, pending the recommendation of the Special Committee regarding the fairness of the transaction from a financial perspective. On May 25, 2006, Chelsey withdrew its going private proposal.

Following the execution of the Merger Agreement and Hanover’s December 15, 2006 filing of a Preliminary Proxy Statement (“Proxy”) and Schedule 13E-3 with the SEC, two of the plaintiffs, Glenn Freedman and L.I.S.T., Inc., filed an amended complaint (“Amended Complaint”) under seal on December 22, 2006 in Delaware Chancery Court. The Amended Complaint alleges, among other things, that the consideration in the Proposed Transaction is grossly inadequate, that each of the Hanover directors had conflicts of interest in approving the Merger Agreement, that the Merger Agreement was approved without benefit of a fairness opinion, that the valuation analysis prepared by Goldsmith, Agio, Helms & Lynner and relied upon by Hanover and the Hanover directors was flawed for a number of reasons, including that it did not take into account the market price of the Hanover common stock, that Chelsey opportunistically timed the Proposed Transaction to freeze out the minority shareholders for an inadequate price during what the Amended Complaint characterizes as a “temporary” decline in revenues, and that the Proxy is materially false and misleading. The Amended Complaint also alleges that the defendants breached their fiduciary duties of due care and loyalty to the minority shareholders of Hanover which requires that the Hanover shareholders be provided with a fair price and a fair process in a going private transaction as well as their fiduciary duty of full disclosure.

The plaintiffs seek class certification on behalf of other minority shareholders, an injunction against the consummation of the Proposed Transaction, or rescission and rescissory damages from Chelsey, if the transaction goes forward, together with costs. The plaintiffs also filed motions for an expedited proceeding and for a preliminary injunction against consummation of the Proposed Transaction.

Hanover believes the complaint is without merit and plans a vigorous defense.

Previously, Hanover had agreed in a Stipulation and Order of Dismissal filed on November 27, 2006 in the Delaware Chancery Court, to hold its annual meeting of shareholders on January 10, 2007 in response to an action to compel Hanover to hold an annual shareholders meeting filed by Glenn Freedman, one of the plaintiffs in the action described above. Because the Proxy will not be approved in time to hold the annual meeting by January 10, 2007, the parties agreed in an Amended Stipulation and Order filed on December 21, 2006 to postpone the annual meeting date until the earliest practicable date following the SEC’s review of the Proxy provided that if the annual meeting has not been held by March 15, 2007, it will be scheduled to be held on April 15, 2007, subject to further extension by the parties’ agreement or Order of the Chancery Court.

Change-in-Control Disputes:

The Company is involved in two lawsuits instituted by former employees arising from our denial of change in control (“CIC”) benefits under compensation continuation plans following the termination of employment.

Charles Blue v. Hanover Direct, Inc., William Wachtel, Stuart Feldman, Wayne Garten and Robert Masson, (Supp. Ct. N.J., Law Div. Hudson Cty, Docket No.: L-5153-05). The Company terminated the employment of Charles Blue on March 8, 2005 at the direction of the Audit Committee and as a consequence of the independent investigation conducted by Wilmer Hale. On October 14, 2005, Mr. Blue commenced an action in the New Jersey State Court for Hudson County seeking compensatory and punitive damages and attorney’s fees alleging retaliation, mental anguish and reputational damage, loss of earnings and employment and racial discrimination. Counsel to Mr. Blue has commenced discovery. The Company believes that Blue was properly terminated for cause and that his claims are groundless. The Company plans to vigorously defend itself in this action.

Frank Lengers v. Hanover Direct, Inc., Wayne Garten, William Wachtel, A. David Brown, Stuart Feldman, Paul S. Goodman, Donald Hecht and Robert Masson, (Supp. Ct. N.J., Law Div. Hudson Cty, Docket No.: L- 5795-05 ). The Company terminated the employment of Mr. Lengers on March 8, 2005 at the direction of the Audit Committee and as a consequence of the independent investigation conducted by Wilmer Hale. On November 17, 2005, Mr. Lengers commenced an action in New Jersey State Court for Hudson County seeking compensatory and punitive damages and attorney’s fees alleging improper denial of CIC benefits, age discrimination, handicap discrimination, aiding and abetting and breach of contract. The Company believes that Mr. Lengers was properly terminated for cause and that his claims are groundless. The Company plans to vigorously defend itself in this action.

In addition, the Company is involved in various routine lawsuits of a nature that is deemed customary and incidental to its businesses. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on our financial position, results of operations, or cash flows.

SEC Informal Inquiry:

As described more fully in Note 2 to the Consolidated Financial Statements, we restated our 2002 and 2003 financial statements and first two quarters of 2004 because of errors we discovered in the accounting treatment of certain items. As a result of the restatement, the Audit

Committee of the Board of Directors hired independent outside counsel to assist with an investigation of certain of the matters relating to the Restatement and other accounting-related matters. The Securities and Exchange Commission (“SEC”) also informed the Company that it was conducting an informal inquiry. The SEC’s inquiry is still ongoing.

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

The following table sets forth, for the periods shown, the high and low closing bid requests of our Common Stock. As of February 20, 2007, we had 22,426,296 shares of Common Stock outstanding. Of these, 15,380,772 shares were held directly or indirectly by Chelsey and its affiliates. As a result, 7,045,524 shares of Common Stock were held by other public shareholders. There were approximately 550 holders of record of Common Stock as of February 20, 2007. These prices are inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Fiscal Year 2005:	High	Low
First Quarter (December 26, 2004 to March 26, 2005)[1]	$0.90	$0.51
Second Quarter (March 27, 2005 to June 25, 2005)	$0.99	$0.71
Third Quarter (June 26, 2005 to September 24, 2005)	$1.45	$0.85
Fourth Quarter (September 25, 2005 to December 31, 2005)	$1.50	$0.95
Fiscal Year 2006:
First Quarter (January 1, 2006 to April 1, 2006)[2]	$2.94	$1.20
Second Quarter (April 2, 2006 to July 1, 2006)[3]	$1.48	$1.00
Third Quarter (July 2, 2006 to September 30, 2006)	$1.50	$0.85
Fourth Quarter (October 1, 2006 to December 30, 2006)[4]	$1.20	$0.01

On November 17, 2006, the last day for which quotations were available prior to our public announcement of Chelsey’s proposal to acquire all of our outstanding shares of Hanover common stock (other than held by Chelsey and its affiliates), the high, low and closing sales prices per share of our Common Stock as reported on the Pink Sheets was $1.20, $0.85 and $1.20, respectively.

The Company is restricted from paying dividends on its Common Stock or from acquiring its Common Stock by certain debt covenants contained in the loan agreements for the Wachovia Facility and the Chelsey Facility. See Note 7 to the Notes to the consolidated financial statements for additional information regarding the certain debt covenants and loan agreements.

_____________
1	Trading in our Common Stock on the AMEX was halted on November 16, 2004. Price quotes became available on the Pink Sheets commencing February 2, 2005.
2	Chelsey’s initial going private proposal was announced on February 27, 2006. The high and low closing bid prices from January 2, 2006 through February 26, 2006 were $2.94 and $1.44
3	The withdrawal of Chelsey’s initial going private offer was announced on May 26, 2006.
4	The Board’s approval of the merger was announced on November 22, 2006.

Equity Compensation Plan Information Table

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of December 30, 2006:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	519,400	$ 4.12	2,940,600

Item 6. Selected Financial Data

The following table presents selected financial data for each of the fiscal years indicated:

	2006	2005	2004	2003	2002

	(In thousands of dollars, except per share data )
Income Statement Data:
Net revenues	$ 415,682	$ 407,442	$ 360,526	$ 370,096	$ 407,920
Special charges	--	(69)	1,684	215	3,678
Income (loss) from operations	3,588	17,136	7,313	(143)	(4,866)
Gain on sale of Improvements	--	--	--	1,911	570
Income (loss) before interest and income taxes	3,588	17,136	7,313	1,768	(4,296)
Interest expense, net	9,780	8,146	5,105	11,715	5,072
Provision for income taxes	17	29	174	11,328	3,791
Net income (loss) from continuing operations	(6,209)	8,961	2,034	(21,275)	(13,159)
Gain from discontinued operations of Gump’s	--	2,996	2,967	1,215	2,250
Net income (loss) and comprehensive income (loss)	(6,209)	11,957	5,001	(20,060)	(10,909)
Preferred stock dividends and accretion	--	--	--	7,922	15,556
Earnings Applicable to Preferred Stock	--	294	124	--	--
Net income (loss) applicable to common stockholders	$ (6,209)	$ 11,663	$ 4,877	$ (27,982)	$ (26,465)

Net Income (Loss) Per Common Share:
From continuing operations – basic	$ (0.28)	$ 0.39	$ 0.09	$ (2.02)	$ (2.07)
From continuing operations – diluted	$ (0.28)	$ 0.27	$ 0.07	$ (2.02)	$ (2.07)
From discontinued operations – basic	$ 0.00	$ 0.13	$ 0.13	$ 0.08	$ 0.16
From discontinued operations – diluted	$ 0.00	$ 0.09	$ 0.11	$ 0.08	$ 0.16
Net income (loss) – basic	$ (0.28)	$ 0.52	$ 0.22	$ (1.94)	$ (1.91)
Net income (loss) - diluted	$ (0.28)	$ 0.36	$ 0.18	$ (1.94)	$ (1.91)

Weighted Average Number of Shares
Outstanding (in thousands):
Basic	22,426	22,426	22,220	14,439	13,828
Diluted	22,426	32,588	27,015	14,439	13,828

	2006	2005	2004	2003	2002

	(In thousands of dollars)
Balance Sheet Data (End of Period):
Working capital (deficit)	$ 22,555	$ 26,007	$ 10,622	$ (10,399)	$ (6,200)

Total assets	120,744	122,177	130,499	116,547	145,274
Total debt, excluding Preferred Stock	28,525	22,648	27,886	22,510	25,129
Series B Participating Preferred Stock	--	--	--	--	92,379
Series C Participating Preferred Stock	72,689	72,689	72,689	72,689	--
Shareholders’ deficiency	(31,694)	(25,548)	(37,652)	(56,339)	(63,011)

Other Data:
Book value per diluted share (a)	(1.41)	(1.14)	(1.69)	(3.90)	(4.56)
Ratio of earnings to fixed charges	0.38	2.07	1.42	0.17	(0.73)

(a) Book value per diluted share excludes incremental weighted-average shares related to employee stock options and common stock warrants due to their anti-dilutive effect.

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

	Fiscal Year
	2006	2005	2004
Net revenues	100.0%	100.0%	100.0%
Cost of sales and operating expenses	62.8	62.1	60.2
Special charges	—	(0.0)	0.5
Selling expenses	27.0	25.0	25.2
General and administrative expenses	8.7	8.0	11.2
Depreciation and amortization	0.6	0.7	0.9
Income before interest and income taxes	0.9	4.2	2.0
Interest expense, net	2.4	2.0	1.4
Provision for Federal and state income taxes	0.0	0.0	0.0
Gain from discontinued operations of Gump’s	—	0.7	0.8
Net income (loss)	(1.5)%	2.9%	1.4%

Executive Summary

Net revenues increased approximately $8.3 million (2.0%) for the 52-week period ended December 30, 2006 (“fiscal 2006”) to $415.7 million from $407.4 million for the 53-week period ended December 31, 2005 (“fiscal 2005”). This increase was primarily driven by an increase in catalog circulation levels, higher response rates and increased Internet marketing expenditures. In addition, net revenues grew due to higher postage and handling rates, which we put into effect to partially offset an increase in the United States Postal Service (“USPS”) rates that occurred in early January 2006. These increases were partially offset by lower average order sizes and a decline in revenues related to our third party fulfillment operations as a result of one customers’ paying directly their outbound shipping costs instead of reimbursing the Company. We experienced higher demand in our Domestications and Silhouettes catalogs, lower demand in The Company Store catalog and relatively flat demand in our men’s division which consists of the International Male and Undergear catalogs.

During fiscal 2006, income before interest and income taxes decreased by approximately $13.5 million to $3.6 million from $17.1 million in fiscal 2005. The principal factors which negatively impacted the operating results for fiscal 2006 included:

•	a decline in operating profit primarily driven by higher outbound merchandise shipping, fulfillment, telemarketing and overall selling expenses costs which aggregated $14.3 million;
•	the reversal in September 2005 of a $4.5 million accrual related to Rakesh Kaul, a former CEO who pursued claims against the Company;
•

$1.8 million in lower income from membership programs due to a change in vendors in October 2006 when we switched from a fixed commission basis to a wholesale basis which resulted in a delay in revenue recognition until after the free trial period and required that the membership fee be recognized ratably over the 11 month term of the membership;

•	a $1.7 million increase in compensation and fringe benefits within general & administrative expenses; and

•	a $1.0 million expense (primarily financial advisory and legal fees) related to two going private proposals received from Chelsey in 2006.

Partially offset by:

•	lower product costs due to improved sourcing of merchandise of $5.3 million;
•

a $2.6 million reduction in general and administrative expenses, primarily professional fees, as a result of the completion during 2005 of the independent investigation conducted by the Audit Committee of the Board of Directors related to the restatement of the Company’s consolidated financial statements and other accounting-related matters; and

•

a $1.2 million increase in revenues due to the amortization of buyers club memberships which relieved a liability established as a result of a guarantee of savings included as part of certain buyers club memberships.

As set forth in the table below, our 2006 results from continuing operations were negatively impacted by a number of expense/income items outside of normal operations, including fees (primarily financial advisory and legal fees) relating to two going private proposals received from Chelsey, severance and termination costs and the favorable impact of the reduction in a Buyer’s Club Guarantee liability. In 2005, we had a number of expense/income items which improved our 2005 results by over $1.2 million. In 2004 we had a number of expense items that adversely affected our results in that year by approximately $5.7 million. A summary of these expense / (income) items incurred during 2006, 2005 and 2004 are as follows (in thousands):

	2006	2005	2004

Severance and Termination Costs	$1,090	$760	$2,607
Fees relating to Going Private Proposal	1,013	--	--
Buyer’s Club Guarantee	(1,242)	--	--
Special Charges	--	(69)	1,536
Legal and Audit Fees related to Restatement	--	2,559	617
Class Action Litigation Reserve	--	--	535
Facility Exit Costs	--	--	201
Rakesh Kaul Accrual	--	(4,488)	196
	$861	$(1,238)	$5,692

Results of Operations

2006 Compared to 2005

Net Income (Loss). The Company reported a net loss applicable to common shareholders of $6.2 million, or $0.28 basic and diluted net loss per share, for fiscal 2006 compared with net income applicable to common shareholders of $11.7 million, or $0.52 basic earnings per share and $0.36 diluted earnings per share, for fiscal 2005.

The decrease in net income (loss) applicable to common shareholders was primarily a result of the following:

•	a decline in operating profit primarily driven by higher outbound merchandise shipping, fulfillment, telemarketing and overall selling expenses costs which aggregated $14.3 million;
•	the reversal in September 2005 of a $4.5 million accrual related to Rakesh Kaul, a former CEO who pursued claims against the Company;
•	an unfavorable impact of $3.0 million from discontinued operations due to the sale of Gump’s in the first quarter of 2005;
•	an increase in debt accretion amortization of $1.4 million;
•

$1.8 million in lower income from membership programs due to a change in vendors in October 2006 when we switched from a fixed commission basis to a wholesale basis which resulted in a delay in revenue recognition until after the free trial period and required that the membership fee be recognized ratably over the 11 month term of the membership;

•	a $1.7 million increase in compensation and fringe benefits within general & administrative expenses; and
•	a $1.0 million expense (primarily financial advisory and legal fees) related to two going private proposals received from Chelsey in 2006.

Partially offset by:

•	lower product costs due to improved sourcing of merchandise of $5.3 million;
•

a $2.6 million reduction in general and administrative expenses, primarily professional fees, as a result of the completion during 2005 of the independent investigation conducted by the Audit Committee of the Board of Directors related to the restatement of the Company’s consolidated financial statements and other accounting-related matters; and

•

a $1.2 million increase in revenues due to the amortization of buyers club memberships which relieved a liability established as a result of a guarantee of savings included as part of certain buyers club memberships.

Net Revenues. Net revenues increased approximately $8.3 million (2.0%) for the 52-week period ended December 30, 2006 to $415.7 million from $407.4 million for the 53-week period ended December 31, 2005. This increase was primarily driven by an increase in catalog circulation levels, higher response rates and increased Internet marketing expenditures. In addition, net revenues grew because of higher postage and handling rates, which we put into effect to offset an increase in USPS rates that occurred in early January 2006. These increases were partially offset by lower average order sizes and a decline in revenues related to our third party fulfillment operations as a result of one customers’ paying their outbound shipping costs directly instead of reimbursing the Company. We experienced higher demand in our Domestications and Silhouettes catalogs, and lower demand in The Company Store catalog and relatively flat demand in the International Male and Undergear catalogs. Internet sales increased and comprised 44.9% of combined Internet and catalog revenues for fiscal 2006 compared with 39.2% for fiscal 2005, and have increased by approximately $26.3 million, or 19.4%, to $167.6 million for the 52-week period ended December 30, 2006 from $141.3 million for fiscal 2005.

Cost of Sales and Operating Expenses. Cost of sales and operating expenses increased by $8.3 million to $261.3 million for the fiscal 2006 as compared with $253.0 million for fiscal 2005. Cost of sales and operating expenses increased to 62.8% of net revenues for the 52-week period ended December 30, 2006 as compared with 62.1% of net revenues for fiscal 2005. The $8.3 million increase was primarily due to approximately $3.3 million in higher merchandise costs related to the increase in net revenues as well as approximately $3.0 million (0.7% of net revenues) in increased outbound merchandise transportation and USPS charges and approximately $4.2 million (1.0% of net revenues) in higher product fulfillment costs, each of which is discussed below.

We ship a majority of our merchandise by USPS which increased postal rates by 5.4% in January 2006. We also experienced fuel surcharges from freight consolidators that also increased our merchandise shipping costs. In mid March 2006, a consolidator utilized by the Company that enabled the Company to bypass USPS regional bulk mail centers, thereby reducing transportation and USPS charges, filed a petition in bankruptcy and ceased operation. This caused the Company to incur increased outbound merchandise transportation and USPS charges that had their greatest impact in the second quarter at $1.3 million and which then declined over the balance of fiscal 2006 ($1.0 million in higher costs in the third quarter of 2006 and $0.7 million in the fourth quarter). We expect this bankruptcy will continue to negatively impact our merchandise shipping costs in the first quarter of 2007 compared to the first quarter of 2006, although to a lesser extent than experienced in the fourth quarter of fiscal 2006. Ignoring the potential affect of a postal rate increase, our outbound merchandise transportation costs for 2007 will be lower than in 2006 but we do not anticipate that our costs will return to the levels prior to the bankruptcy.  We anticipate a USPS rate increase in May 2007 that, if it occurs, will more than offset the year over year reduction in outbound merchandise transportation costs noted above and will negatively impact our operating results in 2007.

Since the consolidation of our fulfillment centers, our Roanoke fulfillment center has experienced lower productivity as a result of high levels of employee turnover and space constraints which have resulted in higher product fulfillment costs of approximately $3.6 million for fiscal 2006. The lower productivity started in the third quarter of 2005 and has continued throughout 2006. In the spring of 2006, we installed new management in the fulfillment center to address these issues. Process improvements are being implemented with the expectation they will create increased productivity and lower costs in the back half of 2007. We ceased providing fulfillment services to one of our third party fulfillment customers at the end of the third quarter of 2006 and will stop providing these services to our two other third party customers during 2007 when their current contracts expire.

Partially offsetting these increases are approximately $5.3 million in lower merchandise costs through improved sourcing of merchandise.

Selling Expenses. Selling expenses increased by approximately $10.3 million to $112.3 million for fiscal 2006 as compared with $102.0 million for the 53- weeks ended December 31, 2005. Selling expenses increased to 27.0% of net revenues for the fiscal 2006 from 25.0% for fiscal 2005. The $10.3 million increase was primarily due to approximately $2.0 million in costs related to higher catalog circulation, approximately $3.1 million in increased Internet marketing expenditures and approximately $5.1 million in higher paper, postage and catalog preparation costs.

General and Administrative Expenses. General and administrative expenses increased by $3.5 million to $36.1 million for the fiscal 2006 as compared with $32.6 million for the fiscal 2005. General and administrative expenses increased to 8.7% of net revenues for fiscal 2006 from 8.0% for fiscal 2005. The $3.5 million increase was attributable primarily to the reversal in 2005 of a $4.5 million accrual established in fiscal 2000 pertaining to Rakesh Kaul, a former CEO of the Company. The accrual was reversed due to the expiration of Mr. Kaul’s rights to pursue his claims against the Company. In addition, compensation and fringe benefits expenses increased by an aggregate of $1.7 million due to an increased number of employees and higher medical costs and $1.0 million in professional fees (primarily financial advisory and legal fees)

related to two going private proposals received from Chelsey in 2006. Partially offsetting these increases were $2.6 million in professional fees incurred in 2005 that related to the Audit Committee investigation and other accounting-related matters. In addition there is a $0.5 million reduction in general and administrative expenses related to reduced rent in 2006 as a result of the 2005 consolidation of the Company’s headquarters and $0.6 million in lower insurance costs.

Depreciation and Amortization. Depreciation and amortization expense decreased approximately $0.5 million to approximately $2.4 million for fiscal 2006, from $2.9 million for fiscal 2005. The decrease was primarily due to property and equipment that have become fully depreciated, partially offset by the depreciation of newly purchased property and equipment.

Income before interest and income taxes. The Company’s income before interest and income taxes decreased by approximately $13.5 million to $3.6 million for fiscal 2006, from $17.1 million for fiscal 2005.

Interest Expense, Net. Interest expense, net, increased approximately $1.7 million to $9.8 million for fiscal 2006, from $8.1 million for fiscal 2005. This increase in interest expense was primarily due to $1.4 million in higher accretion of the debt discount and $0.2 million was due to higher interest rates related to the Wachovia and Chelsey Facilities during fiscal 2006.

Income Taxes: The provision for federal and state income taxes is approximately (0.0)% of the loss before income taxes for the 52- week period ended December 30, 2006 (which represents the anticipated effective tax rate for the full year 2006).

Gain from discontinued operations of Gump’s: On March 14, 2005, the Company sold all of the stock of Gump’s to Gump’s Holdings, LLC, an unrelated third party. In the quarter ended March 26, 2005, the Company recognized a gain on the Gump’s sale of approximately $3.6 million which was offset by losses from Gump’s on-going operations through the sale date of approximately $0.6 million.

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

Partially offset by:

•

An unfavorable impact of $3.0 million on net interest expense primarily due to interest costs incurred under the $20.0 million junior secured credit facility with Chelsey Finance (“Chelsey Facility”) which the Company closed on July 8, 2004. See Note 7 of Notes to the consolidated financial statements for additional information regarding the Chelsey Facility; and

•

An unfavorable impact of $1.9 million related to general and administrative expenses incurred for the investigation conducted by the Audit Committee of the Board of Directors in connection with the restatement of the Company’s consolidated financial statements and other accounting-related matters.

Net Revenues. Net revenues increased by approximately $46.9 million (13.0%) for the year ended December 31, 2005 to $407.4 million from $360.5 million in 2004. This increase was primarily driven by an increase in catalog circulation levels and higher response rates supported by deeper inventory positions that enabled higher initial fulfillment rates for customer orders and lower overall cancellation rates. Higher demand was experienced in The Company Store (although on lower customer response rates), Domestications and Silhouettes catalogs, while lower demand was experienced for the International Male catalogs. Revenues recorded from the Company’s business to business services increased by approximately $12.1 million for the year ended December 31, 2005 to $32.9 million from $20.8 million in 2004. In addition, revenue relating to our membership programs increased by approximately $4.0 million for the year ended December 31, 2005 to $14.3 million from $10.3 million in 2004. Internet sales revenue comprised 39.2% of combined Internet and catalog net revenues for the year ended

December 31, 2005 compared with 34.6% in 2004, and have increased by approximately $27.3 million, or 23.9%, to $141.3 million for the year ended December 31, 2005 from $114.0 million in 2004.

Cost of Sales and Operating Expenses. Cost of sales and operating expenses increased by $36.1 million to $253.0 million for the year ended December 31, 2005 as compared with $216.9 million in 2004. Cost of sales and operating expenses increased to 62.1% of net revenues for the year ended December 31, 2005 as compared with 60.2% of net revenues in fiscal 2004. The increase of $36.1 million was primarily due to approximately $28.6 million in higher cost of sales and operating expenses related to the $46.9 million increase in revenues. The Company more aggressively liquidated slower moving inventory in fiscal 2005 through clearance avenues within its catalogs and websites, thus resulting in lower product margins of $1.0 million. In addition, since the consolidation of our fulfillment centers, our Roanoke fulfillment center has experienced high levels of employee turnover and lower productivity which has resulted in higher costs being incurred in the fulfillment center of approximately $4.0 million. This trend of high levels of employee turnover and lower productivity started in the third quarter of 2005 and continued through the end of fiscal 2005. This trend was expected to and did continue during 2006.

Special Charges. In December 2000, the Company began a strategic business realignment program that resulted in the recording of special charges for severance, facility exit costs and fixed asset write-offs. The actions related to this strategic business realignment program were taken in an effort to direct our resources primarily towards a loss reduction strategy and a return to profitability. On June 30, 2004, we decided to consolidate the operations of the LaCrosse, Wisconsin fulfillment center and storage facility into the Roanoke Virginia fulfillment center by June 30, 2005. The LaCrosse fulfillment center and the LaCrosse storage facility were closed in June 2005 and August 2005 upon the expiration of their leases. This plan was prompted by excess capacity at our Roanoke facility at that time and the lack of sufficient warehouse space in the leased Wisconsin facilities to support the growth of The Company Store and lower shipping costs available from the Roanoke facility. Since the consolidation of our fulfillment centers, our Roanoke fulfillment center experienced high levels of employee turnover and lower productivity that resulted in higher costs being incurred in the fulfillment center. In addition, on November 9, 2004, we decided to relocate the International Male and Undergear catalog operations to our Corporate offices in New Jersey. The relocation was effected to consolidate operations and reduce costs while leveraging our catalog expertise in New Jersey. The relocation was completed on February 28, 2005. However, since the relocation and consolidation of the Men’s apparel catalogs, the transition negatively impacted the performance of the Men’s apparel catalogs in 2005.

Special charges decreased by $1.8 million to ($0.1) million for fiscal 2005 as compared to $1.7 million in fiscal 2004. During the year ended December 25, 2004, the Company recorded $0.5 million and $0.9 million in severance and related costs associated with the consolidation of the LaCrosse operations and the relocation of the International Male and Undergear catalog operations to New Jersey, respectively. In addition, we recorded an additional $0.3 million in severance and related costs during the fourth quarter of 2004 associated with the elimination of 15 full-time company-wide positions.

Selling Expenses. Selling expenses increased by $11.1 million to $102.0 million for the year ended December 31, 2005 as compared with $90.9 million in 2004. The increase of $11.1 million was primarily due to an increase of approximately $5.1 million in costs related to higher catalog circulation and approximately $3.6 million in higher paper costs. As a percentage of net revenues, selling expenses decreased to 25.0% of net revenues for the year ended December 31, 2005 from 25.2% in 2004. This change was primarily due to higher response rates that more than offset the cost of higher catalog circulation and higher paper costs.

General and Administrative Expenses. General and administrative expenses decreased approximately $7.8 million to $32.6 million for the year ended December 31, 2005 from $40.4 million in 2004. As a percentage of net revenues, general and administrative expenses decreased to 8.0% of net revenues for the year ended December 31, 2005 compared with 11.2% of net revenues in 2004. This decrease of $7.8 million was principally due to the reversal of a $4.5 million (1.1% of net revenues) reserve we had established for post employment benefits for a former CEO. In addition the Company incurred lower severance and termination costs ($1.5 million) partially offset by higher legal and audit fees related to the audit committee investigation and other accounting related matters ($1.9 million).

Depreciation and Amortization. Depreciation and amortization decreased approximately $0.4 million to $2.9 million for the year ended December 31, 2005 from $3.3 million in fiscal 2004. The decrease was primarily due to property and equipment that became fully depreciated, partially offset by the depreciation of newly purchased property and equipment.

Income from Operations. The Company’s income from operations increased by approximately $9.8 million to $17.1 million for the year ended December 31, 2005 from $7.3 million in 2004.

Interest Expense, Net. Interest expense, net, increased $3.0 million to $8.1 million for the year ended December 31, 2005 from $5.1 million in 2004. This increase was primarily due to $2.3 million in higher accretion of the debt discount and $1.3 million higher cash interest payments, both related to the Chelsey Facility which was partially offset by lower borrowings and interest payments under the Wachovia Facility. See Note 7 of Notes to the consolidated financial statements.

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

Gain from discontinued operations of Gump’s. On March 14, 2005, the Company sold all of the stock of Gump’s to Gump’s Holdings, LLC. The Company recognized a gain of $3.0 million for the year ended December 31, 2005 which represented a $3.6 million gain on the sale of Gump’s net of a $0.6 million loss from Gump’s operation’s for the period December 26, 2004 through March 14, 2005. The Company recognized a gain of $3.0 million for the year ended December 25, 2004 which represented Gump’s ongoing operations.

Liquidity and Capital Resources

Overview

Our borrowings under our Wachovia revolving loan facility have increased from $8.1 million at December 31, 2005 to $10.9 million at December 30, 2006.

Net cash provided by operating activities. For the year ended December 30, 2006, net cash provided by operating activities was $3.0 million. This was due primarily to receipts on accounts receivable and increased accrued liabilities, partially offset by increases in inventory positions and declines in customer prepayments and credits.

Net cash used by investing activities. For the year ended December 30, 2006, net cash used by investing activities was $3.9 million for capital expenditures, consisting primarily of purchases and upgrades to various information technology hardware and software and other miscellaneous equipment throughout the Company.

Net cash provided by financing activities. For the year ended December 30, 2006, net cash provided by financing activities was $0.8 million, which was primarily due to net borrowings of $0.8 million under the Wachovia Facility.

Financing Activities

We have two credit facilities: the Wachovia Facility and the Chelsey Facility provided by Chelsey Finance. The Wachovia Facility is provided pursuant to a Loan and Security Agreement dated November 14, 1995 (as amended by the First through Thirty-Seventh Amendments, the “Wachovia Loan Agreement”) which has included, since inception, one or more term loans and a $34.5 million revolving credit facility (“Revolver”). The Wachovia Facility expires on July 8, 2007. The Chelsey Facility is a $20.0 million junior secured credit facility and originally had a three-year term that expires on July 8, 2007. Pursuant to a March 6, 2007 letter agreement, the maturity date of the Chelsey Facility was extended to January 2, 2008. There were no fees paid in connection with this letter agreement. We do not have the ability to pay off the Wachovia Facility and we must either secure Wachovia’s agreement to extend the maturity date of the Wachovia Facility or find replacement financing, among other alternatives.

Currently, the Wachovia facility has a Tranche A term loan outstanding which has a principal balance of $1.0 million as of December 30, 2006, all of which is classified as short term on the Condensed Consolidated Balance Sheet. Prior to the reduction in interest rates provided for in the Thirty-Fifth Amendment, the Tranche A term loan bore interest at 0.5% over the Wachovia prime rate and required monthly principal payments of approximately $166,000. The interest rate on the Tranche A term loan, as provided for in the Thirty-Fifth Amendment, is the Wachovia prime rate or the Eurodollar rate plus 2%. As of December 30, 2006, the interest rate on the Tranche A term loan was 7.35%.

The Revolver has a maximum loan limit of $34.5 million, subject to inventory and accounts receivable sublimits, that limit the credit available to the Company’s subsidiaries, which are borrowers under the Revolver. The interest rate on the Revolver, as provided for in the Thirty-Fifth Amendment, is the Wachovia prime rate or the Eurodollar rate plus 2%. As of December 30, 2006, the weighted average interest rate on the Revolver was 8.01%.

The Wachovia Loan Agreement contains affirmative and negative covenants typical for loan agreements for asset-based lending of this type including financial covenants requiring the Company to maintain specified levels of Consolidated Net Worth, Consolidated Working Capital and EBITDA, as those terms are defined in the Wachovia Loan Agreement. As of December 30, 2006, the Company was required to maintain Consolidated Working Capital of not less than $8.0 million and Consolidated Net Worth of not less than ($37.0 million) and not permit Cumulative Minimum EBITDA for the twelve months ended December 30, 2006 to fall below $6.0 million. The Company was in compliance with its financial covenants as of December 30, 2006. Were it not in compliance with one or more of these covenants, Wachovia would have the right, among other remedies, to require immediate repayment of the Wachovia Facility.

2006 Amendments to Wachovia Loan Agreement – The Thirty-Fifth Amendment to the Wachovia Loan Agreement, which took effect March 28, 2006, reduced the interest rate by 0.5% on the Wachovia Facility to the Wachovia prime rate plus 0% or the Eurodollar rate plus 2%, eliminated the annual Revolver fee, reduced the required minimum levels of EBITDA covenant and consented to certain transactions between the Company’s subsidiaries. There were no fees paid in connection with this amendment.

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

On March 28, 2006, and August 10, 2006 and November 8, 2006, the Company and Chelsey Finance entered into similar amendments of the Chelsey Facility, which reduced the required minimum levels of the EBITDA certain financial covenant targets and consented to certain transactions. There were no fees paid in connection with these amendments.

There were $9.4 million in letters of credit outstanding as of December 30, 2006 under the Wachovia Facility. Remaining availability under the Wachovia Facility was $9.6 million.

Chelsey Facility. The Chelsey Facility is a $20.0 million junior secured credit facility with Chelsey Finance that was initially recorded at $7.1 million, net of an un-accreted debt discount of $12.9 million related to the common stock warrant discussed below. The Chelsey Facility originally had a three-year term that matured on July 8, 2007, the same date as the Wachovia Facility. Pursuant to a March 6, 2007 letter agreement, the maturity date was extended until January 2, 2008. The amendment also established EBITDA covenants for the third and fourth quarters of fiscal 2007 of $1.8 million and $4.7 million, respectively. There were no fees paid in connection with this letter agreement.

The Chelsey Facility requires interest only payments and has a stated interest rate of 5% above the prime rate publicly announced by Wachovia. The financial and non-financial covenants contained in the Chelsey Facility mirror those in the Wachovia Facility except that the quantitative measures for the consolidated working capital and EBITDA covenants are 10.0% less restrictive and the consolidated net worth covenant is 5.0% less restrictive than the comparable financial covenants in the Wachovia Facility. The Chelsey Facility is secured by a second priority lien on substantially all of the assets of the Company. The Chelsey Facility contains a cross default provision under which a default under the Wachovia Facility would also be a default under the Chelsey Facility. As part of this transaction, Chelsey Finance entered into an intercreditor and subordination agreement with Wachovia.

As of December 30, 2006 and taking into account the amendments to the Chelsey Facility executed during 2006 and noted above, the Company was required to maintain Consolidated Working Capital of not less than $7.2 million and Consolidated Net Worth of not less than ($38.9 million) and not permit its Cumulative Minimum EBITDA for the twelve months ending December 30, 2006 to fall below $5.4 million under the Chelsey Facility. The Company was in compliance with its financial covenants as of December 30, 2006. Were it not in compliance with one or more of the covenants, subject to certain limitations contained in an intercreditor agreement between Wachovia and Chelsey under which Chelsey’s rights and remedies are subordinate and junior to those of Wachovia, Chelsey would have the right, among other remedies to require immediate repayment of the Chelsey Facility after the Wachovia facility was repaid in full. At December 30, 2006, the amount recorded as long-term debt on the Condensed Consolidated Balance Sheet was $16.3 million, net of the un-accreted debt discount of $3.7 million.

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

As noted above, we do not have the ability to pay off the Wachovia Facility when it matures in July 2007 and consequently, we must either secure Wachovia’s agreement to extend the maturity date of the Wachovia Facility or find replacement financing. Management has had preliminary discussions with Wachovia and based on those discussions and in light of Chelsey’s agreement to extend the maturity date of the Chelsey Facility until January 2, 2008, management believes that Wachovia will agree to extend the maturity date of its facility or provide a new facility with a maturity date beyond the end of fiscal 2007 or the Company will be able to find replacement financing, among other alternatives. Based on the forgoing management believes that the Company will have sufficient liquidity and availability under its credit agreements to fund its planned operations through at least January 2, 2008. See “Risk Factors” in Item 1A above for the risks associated with the Company’s need for financing.

Other Activities

Delisting of Common Stock. The Company’s common stock was formally suspended from trading on the American Stock Exchange (the “AMEX”) on February 2, 2005 as a result of the Company’s inability to comply with the AMEX’s continued listing standards and because the Company did not file on a timely basis its Form 10-Q for the fiscal quarter ended September 25, 2004 which in turn was attributable to the Restatement. The Common Stock was removed from listing and registration on the AMEX effective February 16, 2005. Current trading information about the Company’s common stock can be obtained from the Pink Sheets (www.pinksheets.com) under the trading symbol HNVD.PK.

General. At December 30, 2006, the Company had $0.1 million in cash and cash equivalents compared with $0.3 million at December 31, 2005. Working capital and current ratio at December 30, 2006 were $22.6 million and 1.36 to 1, respectively, compared with $26.0 million and 1.42 to 1, respectively at December 31, 2005. Total recorded borrowings, net of the un-accreted debt discount of $3.7 million and the Series C

Preferred, as of December 30, 2006, aggregated $28.5 million, $16.6 million of which is classified as long term. Remaining availability under the Revolver as of December 30, 2006 was $9.6 million.

At December 30, 2006, the aggregate annual principal payments required on debt instruments (including capital lease obligations) are as follows (in thousands): 2007 — $11,946; 2008 — $20,067; 2009 — $65; 2010 — $65; 2011 — $47

Use of Estimates and Other Critical Accounting Policies

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies, discussed below, pertain to revenue recognition, inventory valuation, catalog costs, reserves related to the Company’s strategic business realignment program and other accrued liabilities and the net deferred tax asset.

Revenue Recognition

Direct Commerce — The Company recognizes revenue for catalog and Internet sales at the time merchandise is received by the customer, net of estimated returns. Delivery and service charges billed to customers are also recognized as revenue at the time merchandise is received by the customer. The Company’s revenue recognition policy includes the use of estimates for the time period between shipment of merchandise by the Company and receipt of merchandise by the customer and the future amount of returns to be received on the current period’s sales. These estimates of future returns are determined using historical measures including the amount of time between the shipment of a product and its return, the overall rate of return, and the average product margin associated with the returned products. The Company’s total returns reserve at the end of 2006 and 2005 was $3.0 million and $2.2 million, respectively. The Company’s return rate at the end of 2006 and 2005 was 11.6% and 10.8%, respectively.

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

We also recognize revenue related to our solicitation of membership programs. Until March 21, 2006, we marketed membership programs under an agreement with MemberWorks, Incorporated (now known as “Adaptive Marketing”). The Company received a monthly commission based on the number of memberships sold with additional revenue recognized if certain program performance levels are attained for each fiscal year. The additional revenue was not recognized until the performance level was attained. We continue to receive renewal income from these memberships. After the expiration of the agreement with Adaptive Marketing, we began offering membership programs provided by Encore Marketing International (“Encore”) under a two year agreement. Under our agreement with Encore, we were paid a commission for each customer who places an order for a membership program and a renewal commission for each member who is still a member at the end of the member’s then current membership year. By mutual agreement, this contract was terminated in October 2006 and the Company entered into an arrangement with United Marketing Group (“UMG”) to sell membership programs on a wholesale basis. Revenue associated with these memberships is recognized by the Company on a pro-rata basis over the membership period as the customers’ right to refund expires, in accordance with Staff Accounting Bulletin 104, “Revenue Recognition”. Expenses associated with these wholesale memberships are expensed as incurred with the exception of certain deferred direct responsive advertising expenses, which are amortized over the future benefit period in accordance with American Institute of Certified Public Accountants Statement of Position 93-7, “Reporting on Advertising Costs”.

Collectively, the amount of revenues the Company received from these sources was $14.9 million, or 3.6% of net revenues, $14.3 million, or 3.5% of net revenues, and $10.3 million, or 2.8% of net revenues in 2006, 2005 and 2004, respectively.

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

Prepaid Catalog Costs — Prepaid catalog costs consist of direct response advertising costs related to catalog production and mailing. In accordance with Statement of Position 93-7, “Reporting on Advertising Costs,” these costs are deferred and amortized as selling expenses over the estimated period in which the sales related to such advertising are generated. An estimate of the future sales dollars to be generated from each individual catalog drop is used in the implementation of the Company’s catalog cost amortization policy. The estimate of future sales is calculated for each catalog drop using historical trends for similar catalog drops mailed in prior periods as well as the overall current sales trend for the catalog. On a monthly basis, this estimate is evaluated and adjusted as necessary and then is compared with the actual sales generated to-date for the catalog drop to determine the percentage of total catalog costs to be classified as prepaid catalog costs on the Company’s Consolidated Balance Sheets. The costs for each catalog drop are completely amortized, regardless of actual sales generated by the catalog drop, when the catalog has been in circulation for no more than six months. Total selling expenses which includes both the amortization of catalog costs and other advertising expenses in the Company’s Consolidated Statements of Income (Loss) was $112.3 million, $102.0 million and $90.9 million for 2006, 2005 and 2004, respectively. Prepaid catalog costs at the end of 2006 and 2005 were $17.5 million and $17.6 million, respectively.

Reserves related to the Company’s strategic business realignment program and other Accrued Liabilities — Generally, the Company records severance in accordance with the Financial Accounting Standards Board (“FASB”) Statement No. 112, “Employers’ Accounting for Postemployment Benefits,” (“SFAS 112”) and reserves for leased properties were accounted in accordance with Emerging Issues Task Force No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits & Other Costs to Exit an Activity (Including Certain Costs Incurred in Restructuring).” The Company has not recorded any reserves under FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The reserves established by the Company related to its strategic business realignment program include employee severance and related costs, facility exit costs and estimates primarily associated with the potential subleasing of leased properties that have been vacated by the Company. On March 14, 2005, the Gump’s business was sold as described in Note 4. The overall reserves for leased properties that have been vacated by the Company are developed using estimates that include the potential ability to sublet leased but unoccupied properties, the length of time needed to obtain suitable tenants and the amount of rent to be received for the sublet. Real estate broker representations regarding current and future market conditions are sometimes used in estimating these items. Accrued liabilities and Other Non-current liabilities on the Company’s Consolidated Balance Sheets and Special charges on the Company’s Consolidated Statements of Income (Loss) are impacted by these estimates. See Note 5 to the Company’s consolidated financial statements.

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

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. The Company has adopted the provisions of SFAS 151 effective January 1, 2006 and such adoption did not have a material effect on the Company’s results of operations or financial position for the fiscal 2006.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment” (“SFAS 123R”). SFAS 123R requires measurement and recording of compensation expense for all employee share-based compensation awards using a fair value method. The Company currently accounts for its stock-based compensation to employees using the fair value-based methodology under SFAS 123. The Company has adopted the provisions of SFAS 123R effective January 1, 2006 and such adoption did not have a material effect on the Company’s results of operations or financial position for the fiscal 2006. See Note 14 to the condensed consolidated financial statements for additional disclosures for SFAS 123R.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle. The Company is required to adopt the provisions of SFAS 154 effective January 1, 2006. The Company has adopted the provisions of SFAS 154 and such adoption did not have a material effect on the Company’s results of operations or financial position for the fiscal 2006.

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

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 provides guidance related to the presentation in financial statements of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, including, but not limited to, sales, use, value added, and some excise taxes. The EITF concluded that the presentation of taxes within the scope of EITF 06-3 on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. The provisions of EITF 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006. EITF 06-3 will not impact the method for recording these taxes in the Company's consolidated financial statements as the Company has historically presented revenues excluding these taxes.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company has adopted the provisions of SAB 108 and such adoption did not have a material effect on the Company’s results of operations or financial position for the fiscal 2006.

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

Provided below is a tabular disclosure of contractual obligations as of December 30, 2006, as required by Item 303(a)(5) of Regulation S-K. In addition to obligations recorded on the Company's Consolidated Balance Sheets as of December 30, 2006, the schedule includes purchase obligations, which are defined as legally binding and enforceable agreements to purchase goods or services that specify all significant terms (quantity, price, and timing of transaction).

Payment Due by Period (in thousands)

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt Obligations, excluding the Series C Participating Preferred Stock (a)	$ 31,879	$ 11,879	$ 20,000	$ —	$ —
Interest on Debt Obligations (b)	3,172	3,157	15	—	—
Total Minimum Lease Payments Under Capital Lease Obligations	370	91	160	119	—

Operating Lease Obligations	13,439	2,712	3,249	2,779	4,699
Operating Lease Obligations —Discontinued Operations	589	58	116	117	298
Contractual Obligations (c)	2,256	1,573	683	—	—
Purchase Obligations(d)	35,824	35,824	—	—	—
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP (e)	72,689	—	72,689	—	—
Total	$160,218	$ 55,294	$ 96,912	$ 3,015	$ 4,997

(a) Represents the Company’s debt obligations, including the $20.0 million Chelsey Facility principal amount due Chelsey Finance, recorded as $16.3 million on the Consolidated Balance Sheet. See Note 7 to the Company’s consolidated financial statements for additional detail regarding the Chelsey Facility.

(b) Interest is determined through the remaining term of July 8, 2007 for the Wachovia Facility and the remaining term of January 2, 2008 for the Chelsey Facility and is based on outstanding balances as of December 30, 2006. Actual interest payments could vary to those presented above based on potential changes in interest rates as well as fluctuations to the balances of the debt obligations.

(c) The Company’s contractual obligations consist primarily of commitments for list processing and telephone services, software licensing, commitments under three former employee termination agreements and purchases for various packaging materials.

(d) The Company’s purchase obligations represent the estimated commitments at year-end to purchase inventory and raw materials in the normal course of business to meet operational requirements. The Company’s purchase orders are not unconditional commitments, but rather represent executory contracts requiring performance by vendors/suppliers. As such the Company has an absolute and unconditional right to cancel the Purchase Order if the vendor/supplier is unable to arrange for the products listed thereon to be delivered to the destination by the date shown. The purchase obligations presented above include all such open orders and agreed upon raw material commitments that are not otherwise included in the Company’s recorded liabilities.

(e) Represents Series C Participating Preferred Stock as disclosed in Note 8 to the Company’s consolidated financial statements. In March 2005 at the Company’s request, Chelsey agreed to permit the Company to apply the sales proceeds from the sale of Gump’s to reduce the Wachovia Facility. Chelsey retained the right to require redemption of approximately $6.9 million (the Gump’s sales proceeds available for redemption) of the Series C Preferred subject to Wachovia’s approval. Since the redemption of approximately $6.9 million is subject to Wachovia’s approval, the payment due period is presented as January 1, 2009.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates: The Company’s exposure to market risk relates to interest rate fluctuations for borrowings under the Wachovia Facility, including the term loans, which bear interest at variable rates, and the Chelsey Facility, which bears interest at 5.0% above the prime rate publicly announced by Wachovia. At December 30, 2006, outstanding principal balances under the Wachovia Facility and Chelsey Facility subject to variable rates of interest were approximately $11.9 million and $20.0 million, respectively. If interest rates were to increase by one percent from current levels, the resulting increase in interest expense, based upon the amount outstanding at December 30, 2006, would be approximately $0.3 million on an annual basis.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Hanover Direct, Inc.

We have audited the accompanying consolidated balance sheets of Hanover Direct, Inc. as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income (loss), cash flows and shareholders’ deficiency for each of the three fiscal years in the period ended December 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hanover Direct, Inc. as of December 30, 2006 and December 31, 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2006 in conformity with United States generally accepted accounting principles.

The information included on Schedule II is the responsibility of management, and although not considered necessary for a fair presentation of financial position, results of operations, and cash flows, it is presented for additional analysis and has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements. In our opinion, the information included on Schedule II relating to each of the three years in the period ended December 30, 2006 is fairly stated in all material respects, in relation to the basic consolidated financial statements taken as a whole. Also, such schedule presents fairly the information set forth therein in compliance with the applicable accounting regulations of the Securities and Exchange Commission.

/s/ GOLDSTEIN GOLUB KESSLER LLP

New York, New York

February 20, 2007, except for Note 7 as to

which the date is March 6, 2007

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 30, 2006 and December 31, 2005

	December 30, 2006	December 31, 2005
	(In thousands of dollars,
	Except share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 87	$ 275
Accounts receivable, net of allowance for doubtful accounts of $937 in 2006 and $916 in 2005	11,876	16,518
Inventories	52,765	51,356
Prepaid catalog costs	17,456	17,567
Other current assets	3,449	2,744
Total Current Assets	85,633	88,460
PROPERTY AND EQUIPMENT, AT COST:
Land	4,418	4,378
Buildings and building improvements	18,224	18,194
Leasehold improvements	1,433	1,115
Furniture, fixtures and equipment	54,607	51,532
Construction in progress	524	--
	79,206	75,219
Accumulated depreciation and amortization	(57,139)	(55,030)
Property and equipment, net	22,067	20,189
Goodwill	8,649	8,649
Deferred tax asset	3,663	2,890
Other non-current assets	732	1,989
Total Assets	$ 120,744	$ 122,177
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Short-term debt and capital lease obligations	$ 11,946	$ 10,105
Accounts payable	26,040	27,043
Accrued liabilities	12,860	12,341
Customer prepayments and credits	8,569	10,074
Deferred tax liability	3,663	2,890
Total Current Liabilities	63,078	62,453
NON-CURRENT LIABILITIES:
Long-term debt (including $16,335 as of December 30, 2006 and $11,545 as of December 31, 2005 to a related party, see note 7)	16,579	12,543
Series C Participating Preferred Stock, authorized, issued and outstanding 564,819 shares at December 30, 2006 and December 31, 2005; liquidation preference was $60,541 at December 30, 2006 and $56,482 at December 31, 2005	72,689	72,689
Other	92	40
Total Non-current Liabilities	89,360	85,272
Total Liabilities	152,438	147,725
SHAREHOLDERS’ DEFICIENCY:
Common Stock, $0.01 par value, authorized 50,000,000 shares; 22,426,296 shares issued and outstanding at December 30, 2006 and December 31, 2005	225	225
Capital in excess of par value	460,954	460,891
Accumulated deficit	(492,873)	(486,664)
Total Shareholders’ Deficiency	(31,694)	(25,548)
Total Liabilities and Shareholders’ Deficiency	$ 120,744	$ 122,177

See notes to Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

For the Years Ended December 30, 2006, December 31, 2005 and December 25, 2004

	2006	2005	2004
	(In thousands of dollars, except
	per share amounts)
NET REVENUES	$ 415,682	$ 407,442	$ 360,526

OPERATING COSTS AND EXPENSES:
Cost of sales and operating expenses	261,281	252,991	216,940
Special charges	--	(69)	1,684
Selling expenses	112,338	101,956	90,903
General and administrative expenses	36,074	32,562	40,374
Depreciation and amortization	2,401	2,866	3,312
	412,094	390,306	353,213

INCOME BEFORE INTEREST AND INCOME TAXES	3,588	17,136	7,313
Interest expense, net (including interest expense to a related party; see note 7)	9,780	8,146	5,105

INCOME (LOSS) BEFORE INCOME TAXES	(6,192)	8,990	2,208

Provision for Federal income taxes	6	21	146
Provision for state income taxes	11	8	28
Provision for income taxes	17	29	174

INCOME (LOSS) FROM CONTINUING OPERATIONS	(6,209)	8,961	2,034
Gain from discontinued operations of Gump’s, net of $22 of income tax benefit, including a gain on disposal of $3,576 at December 31, 2005	--	2,996	2,967

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	(6,209)	11,957	5,001
Earnings Applicable to Preferred Stock	--	294	124

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$ (6,209)	$ 11,663	$ 4,877
NET INCOME (LOSS) PER COMMON SHARE:
From continuing operations – basic	$ (0.28)	$ 0.39	$ 0.09
From continuing operations – diluted	$ (0.28)	$ 0.27	$ 0.07
From discontinued operations – basic	$ --	$ 0.13	$ 0.13
From discontinued operations – diluted	$ --	$ 0.09	$ 0.11
Net income (loss) per common share – basic	$ (0.28)	$ 0.52	$ 0.22
Net income (loss) per common share - diluted	$ (0.28)	$ 0.36	$ 0.18

Weighted average common shares outstanding – basic (thousands)	22,426	22,426	22,220
Weighted average common shares outstanding – diluted (thousands)	22,426	32,588	27,015

See notes to Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 30, 2006, December 31, 2005 and December 25, 2004

	2006	2005	2004
	(In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (6,209)	$ 11,957	$ 5,001
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization, including deferred fees	3,143	3,685	4,538
Provision for doubtful accounts	522	518	609
Special charges (income)	—	(69)	1,536
Gain on disposal of Gump’s	—	(3,576)	—
Gain on the sale of property and equipment	(2)	(97)	(11)
Compensation expense related to stock options	63	147	184
Accretion of debt discount	4,790	3,386	1,098
Changes in assets and liabilities: Accounts receivable	4,120	(1,292)	(4,093)
Inventories	(1,409)	(4,197)	(10,341)
Prepaid catalog costs	111	(2,806)	(3,159)
Accounts payable	(1,003)	(1)	(13,198)
Accrued liabilities	519	(6,832)	1,911
Customer prepayments and credits	(1,505)	(1,409)	553
Other, net	(138)	1,612	(1,893)
Net cash provided (used) by operating activities	3,002	1,026	(17,265)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(3,944)	(1,664)	(840)
Proceeds from disposal of Gump’s	—	8,921	—
Proceeds from sale of property and equipment	2	106	14
Net cash provided (used) by investing activities	(3,942)	7,363	(826)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under Wachovia revolving loan facility	2,818	(6,342)	5,411
Payments under Wachovia Tranche A term loan facility	(1,991)	(1,991)	(1,493)
Payments under Wachovia Tranche B term loan facility	—	—	(6,011)
Borrowings under the Chelsey Facility	—	—	7,061
Issuance of Common Stock Warrant to related party	—	—	12,939
Payments of capital lease obligations	(75)	(291)	(690)
Payments of debt issuance costs	—	—	(1,045)
Payment of debt issuance costs to related party	—	—	(200)
Refund of estimated Richemont tax obligation on Series B Participating Preferred Stock accretion	—	—	347
Net cash provided (used) by financing activities	752	(8,624)	16,319
Net decrease in cash and cash equivalents	(188)	(235)	(1,772)
Cash and cash equivalents at the beginning of the year	275	510	2,282
Cash and cash equivalents at the end of the year	$ 87	$ 275	$ 510

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$ 4,162	$ 4,256	$ 3,340
Income taxes	$ 5	$ 314	$ 9
Non-cash investing and financing activities:
Issuance of Common Stock to related party as payment of waiver fee	$ —	$ —	$ 563
Tandem share expirations	$ —	$ —	$ 350
Retirement of Treasury Stock	$ —	$ —	$ 3,346
Acquisitions of property and equipment by capital leases and vehicle loans	$ 335	$ —	$ —

See notes to Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY

For the Years Ended December 30, 2006, December 31, 2005 and December 25, 2004

							Notes Receivable from Sale of Common Stock
			Capital in Excess of Par Value
	Common Stock
	$0.01 Par Value			Accumulated Deficit	Treasury Stock
	Shares	Amount			Shares	Amount		Total
	(In thousands of dollars and shares)

Balance at December 27, 2003	22,229	$ 222	$ 450,407	$(503,622)	(212)	$ (2,996)	$ (350)	$(56,339)

Net income applicable to common shareholders				4,877				4,877
Earnings applicable to Series C Preferred Stock				124				124
Stock options expensed			184					184
Issuance of Common Stock for Chelsey Facility waiver fee	434	4	559					563
Issuance of Chelsey Common Stock Warrants			12,939					12,939
Tandem share expirations	(14)				(11)	(350)	350	—
Retirement of Treasury Stock	(223)	(1)	(3,345)		223	3,346		—

Balance at December 25, 2004	22,426	$ 225	$460,744	$(498,621)	—	—	—	$(37,652)

Net income applicable to common shareholders				11,663				11,663
Earnings applicable to Series C Preferred Stock				294				294
Stock options expensed			147					147

Balance at December 31, 2005	22,426	$ 225	$460,891	$(486,664)	—	—	—	$(25,548)

Net loss applicable to common shareholders				(6,209)				(6,209)
Stock options expensed			63					63

Balance at December 30, 2006	22,426	$ 225	$460,954	$(492,873)	—	—	—	$(31,694)

See notes to Consolidated Financial Statements.

HANOVER DIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 30, 2006, December 31, 2005 and December 25, 2004

1. BACKGROUND OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations — Hanover Direct, Inc., (the “Company” or we), a Delaware corporation, is a specialty direct marketer that markets a diverse portfolio of home fashions as well as men’s and women’s apparel, through mail-order catalogs and connected Internet websites directly to the consumer (“direct commerce”). The Company also manufactures super-premium down comforters, pillows and featherbeds under the Scandia Down brand name, which are sold principally through third party luxury retailers in North and South America. In the past we have provided third party, end-to-end, fulfillment, logistics, telemarketing and information technology services to businesses formerly owned by the Company and select third party companies involved in the direct marketing business. We ceased providing fulfillment services to one of our third party fulfillment customers at the end of fiscal 2006 and will stop providing these services to our two other third party customers during 2007 when their current contracts expire.

Basis of Presentation — The consolidated financial statements include all subsidiaries of the Company, and all intercompany transactions and balances have been eliminated. Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The Company has reviewed its operations and has determined there to be no significant unconsolidated variable interest entities as of December 30, 2006, December 31, 2005 and December 25, 2004. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All references in these consolidated financial statements to the number of shares outstanding, per share amounts, stock warrants, and stock option data relating to the Company’s common stock have been restated, as appropriate, to reflect the one-for-ten reverse stock split occurring at the close of business on September 22, 2004.

On March 14, 2005, the Company sold all of the stock of Gump’s Corp. and Gump’s By Mail, Inc. (collectively, “Gump’s”) (See Note 4). The Consolidated Statements of Income reflects the Gump’s operating results and gain on sale as discontinued operations. In addition, in the Consolidated Statement of Cash Flows for the year ended December 31, 2005 and December 25, 2004, the change in assets and liabilities reflects Gump’s as discontinued operations.

Significant Shareholder; Going Private Proposal and Related Litigation — The Company has a significant shareholder, Chelsey Direct, LLC. Chelsey and its related affiliates (“Chelsey”) beneficially own approximately 69% of the Company’s issued and outstanding common stock (“Common Stock”) and approximately 77% of the Common Stock after giving effect to the exercise of all of Chelsey’s outstanding options and warrants. In addition, Chelsey holds all 564,819 shares of the Company’s Series C Participating Preferred Stock (“Series C Preferred”), which has 100 votes per share. Including the Series C Preferred and the outstanding options and warrants beneficially owned by Chelsey, Chelsey holds approximately 92% of the voting rights of the Company.

The Company received a proposal from Chelsey to acquire the shares of Common Stock that Chelsey does not already own for a cash purchase price of $1.25 per share in a letter dated February 23, 2006. Shortly after receipt of the letter, the Board of Directors met and formed a special committee (“Special Committee”) comprised of A. David Brown, Robert H. Masson and Donald Hecht, the three directors who were not Company employees or affiliated with Chelsey; Mr. Masson was appointed as the Special Committee’s Chairman. The Special Committee appointed Wilmer Cutler Pickering Hale and Dorr LLP (“Wilmer Hale”) as its independent counsel and engaged Houlihan Lokey Howard & Zukin (“Houlihan Lokey”) as its financial advisor.

As a result of the going private proposal, three substantially identical complaints had been filed against the Company, Chelsey and each of the Company’s directors. These complaints were subsequently amended following the Company’s receipt of Chelsey’s revised proposal in November 2006 (see Note 15 below).

On May 25, 2006, the Company was advised that Chelsey had withdrawn its proposal to take the Company private at $1.25 per share due to the worsening operations of the Company.

On July 18, 2006, the directors who were members of the Special Committee resigned.

On September 19, 2006, the Board engaged Goldsmith, Agio, Helms, & Lynner (“Agio”) to prepare a valuation analysis of Hanover. Agio delivered its report and valuation analysis of Hanover (“Valuation Analysis”) to the Board on November 8, 2006. Agio concluded that Hanover’s common stock had no value insofar as the concluded enterprise value range was less than the concluded value of the Company’s outstanding debt and Preferred Stock.

On November 17, 2006, Chelsey presented a proposal to the Board to acquire all the issued and outstanding common stock of Hanover held by stockholders other than Chelsey or its affiliates for a price of $0.25 per share of common stock, without interest pursuant to an Agreement and Plan of Merger (“Merger Agreement”) by and among Hanover, Chelsey and Chelsey Acquisition, Inc. (“MergerCo”) (a newly formed wholly owned subsidiary of Chelsey organized to effect the merger). The Board unanimously approved the adoption of the Merger Agreement and recommended that Hanover’s stockholders adopt the Merger Agreement. The Board also set a record date and a date for the annual meeting of stockholders to consider the merger and to provide for the election of directors.

The Merger Agreement was executed by Chelsey, MergerCo and Hanover on November 27, 2006. On December 15, 2006, Hanover filed a Preliminary Proxy Statement (“Proxy”) and Schedule 13E-3 with the SEC. The Proxy will be mailed to Hanover’s stockholders on or about March 12, 2007.

Segment Reporting — We have one reportable segment, “Direct Marketing” but are presenting separate information on our “Other Activities.” The Direct Marketing segment contains the following catalog and product categories: The Company Store, Company Kids, Domestications, Silhouettes, International Male, Undergear and Scandia website as well as the operations of our retail outlets. Our “Other Activities” include third party fulfillment which provide third parties end to end, fulfillment, logistics, telemarketing and information technology services. We have included in Other Activities’ income (loss) before income taxes an allocation of certain fixed expenses for the fulfillment, logistics, telemarketing and information technology areas based on the ratio of third party fulfillment activities to those of the entire Company.

Amounts in thousands	For the Years Ended
	December 30, 2006	December 31, 2005	December 25, 2004
Net Revenues
Direct Marketing	$ 388,337	$ 374,565	$ 339,692
Other Activities	27,345	32,877	20,834
Total Net Revenues	$ 415,682	$ 407,442	$ 360,526

Income (Loss) Before Income Taxes
Direct Marketing	$ 4,323	$ 16,849	$ 10,299
Other Activities	(735)	287	(2,986)
Unallocated Interest (Expense)	(9,780)	(8,146)	(5,105)
Total Income (Loss) Before Income Taxes	$ (6,192)	$ 8,990	$ 2,208

Amounts in thousands	December 30, 2006	December 31, 2005
Total Assets
Direct Marketing	$ 117,507	$ 114,956
Other Activities	3,237	7,221
Total Assets	$ 120,744	$ 122,177

Fiscal Year — The Company operates on a 52 or 53-week fiscal year, ending on the last Saturday in December. The years ended December 30, 2006 (“fiscal 2006”) and December 25, 2004 (“fiscal 2004”) were reported as 52-week years, while the year ending December 31, 2005 (“fiscal 2005”) was reported as a 53-week year.

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

Inventories — Inventories consist principally of merchandise held for resale and are stated at the lower of cost or market. Cost, which is determined using the first-in, first-out (FIFO) method, includes the cost of the product as well as capitalized freight-in charges. Raw materials and work in process represented approximately 6% of the inventory balance as of both December 30, 2006 and December 31, 2005, respectively. The Company considers slow moving inventory to be surplus and calculates a loss on the impairment as the difference between an individual item’s cost and the net proceeds anticipated to be received upon disposal. The Company utilizes various liquidation vehicles to dispose of aged inventory including special sale catalogs, sale sections within main catalogs, sale sections on the Company’s Internet websites, outlet stores and liquidations through off-price merchants. Such inventory is written down to its net realizable value if the expected proceeds of disposal are less than the cost of the merchandise.

Merchandise Rebates from Vendors — Merchandise rebates from vendors consist of a percentage-off or a specific dollar amount-off the cost of the product based on the amount of purchases made from the vendor for a given period (overall or based on specific purchase orders) or the amount of vendor merchandise sold during a given period. These types of rebates totaled approximately $22,000, $411,000, and $761,000 in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Agreements as to the percentage or dollar amount of the vendor rebates are made with the vendor at the beginning of each fiscal year. At the end of the period covered by the rebate, typically at year end, a final rebate accounting statement for the period is sent to the vendor. The vendor returns a signed copy of this statement, noting its agreement with the total amount of the rebate payable and its preference as to how the rebate will be paid (via check, wire transfer or a deduction from a future invoice). At that time or shortly thereafter, the rebate amount is received by the Company. Rebate receivables are recorded monthly for the amount of the rebate achieved during that month. The rebate is recognized as a reduction of cost of sales based on the sell-through percentage of the merchandise covered by the rebate at the end of each month.

The merchandise rebates from vendors are recorded on the Cost of Sales and Operating Expenses line on the Company’s Consolidated Statements of Income (Loss).

No estimates are used to determine the amount of vendor rebates to record each reporting period since the percentages are pre-established.

Cooperative Advertising Allowances from Vendors — Cooperative advertising allowances from vendors consist of a specific dollar amount-off the cost of the product based on the amount of space the vendor’s product occupies on a catalog page and the advertising rate for the individual catalog page. In fiscal 2006, fiscal 2005, and fiscal 2004 these allowances totaled approximately $231,000, $273,000, and $178,000, respectively.

Agreements as to the dollar amount of the cooperative advertising allowances are made with the vendor during the preparation of each catalog drop. The vendor returns a signed copy of the cooperative advertising allowance form, noting their agreement with the total amount of the allowance payable and their preference as to how the allowance will be paid (via check, wire transfer or a deduction from a future invoice). At that time or shortly thereafter, the allowance amount is received by the Company. Receivables for cooperative advertising allowances are recorded monthly for the amount of the allowance earned during that month. The cooperative advertising allowance is recognized as a reduction of cost of sales based on the estimated monthly percentage of total sales achieved for the catalog drop containing the advertisement or name of the vendor.

The Company estimates the sales dollar completion percentage of each catalog drop containing cooperative advertising at the end of each month in order to determine the amount of cooperative advertising allowances to record as a reduction of cost of sales for that particular month.

Prepaid Catalog Costs — Prepaid catalog costs consist of direct response advertising costs related to catalog production and mailing. In accordance with Statement of Position 93-7, “Reporting on Advertising Costs,” these costs are deferred and amortized as selling expenses over the estimated period in which the sales related to such advertising are generated. Total selling expenses which includes both the amortization of catalog costs and other advertising expenses in the Company’s Consolidated Statements of Income (Loss) was $112.3 million, $102.0 million and $90.9 million for fiscal 2006, fiscal 2005 and fiscal 2004, respectively. Prepaid catalog costs at the end of 2006 and 2005 were $17.5 million and $17.6 million, respectively.

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

Goodwill — The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized but reviewed for impairment if impairment indicators arise and, at a minimum, annually. The Company performs its annual impairment review during its second quarter each fiscal year. The Company performs a review, at a total company-wide level since the Company is viewed as one segment, of long-lived assets using a fair-value approach utilizing appraisals to determine if impairment exists. The fair value is determined using a market approach.

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

Employee Benefits — Vacation Compensation — Under the Company’s vacation policy, benefits are deemed earned and thus accrued ratably throughout the fiscal year and employees must utilize all vacation earned by the end of the same year. Generally, any unused vacation benefits not utilized by the end of a fiscal year will be forfeited.

Cost of Sales and operating expenses — Cost of sales and operating expenses in the Consolidated Statements of Income (Loss) include the cost of merchandise sold and merchandise delivery expenses in addition to fulfillment, telemarketing and information technology expenses. Merchandise delivery expenses consist of the cost to ship packages to the customer utilizing a variety of shipping services, as well as the cost of packaging the merchandise for shipment. Total merchandise postage expense for fiscal 2006, fiscal 2005 and fiscal 2004 was $47.2 million, $45.4 million and $34.8 million, respectively. These costs are recognized upon receipt of delivery by the customer and are included in Cost of sales and operating expenses in the Company’s Consolidated Statements of Income (Loss). The cost of merchandise sold and merchandise postage expense deferred for shipments in transit for 2006 and 2005 were $1.5 million and $1.6 million, respectively.

General and administrative expenses — General and administrative expenses in the Consolidated Statements of Income (Loss) reflect payroll and benefit expenses for the catalog and corporate management personnel, costs associated with the New Jersey facilities as well as professional fees and other corporate expenses.

Stock-Based Compensation — The Company accounts for its stock-based compensation to employees using the fair value-based methodology under SFAS No. 123R, “Share Based Payment.”

Income Taxes — The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach for financial accounting and reporting of income taxes. The provision for income taxes is based on income after adjustment for those temporary and permanent items that are not considered in the determination of taxable income. The gross deferred tax asset is the total tax benefit available from net operating loss carryovers and temporary differences. A valuation allowance is calculated, based on the Company’s projections of its future taxable income, to establish the amount of deferred tax asset that the Company is expected to utilize on a “more-likely-than-not” basis. A deferred tax liability represents future taxes that may be due arising from the reversal of temporary differences. At December 30, 2006, the Company’s net deferred tax asset remains fully reserved with no additional deferred income tax provision required.

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

	December 30, 2006	December 31, 2005	December 25, 2004

Net income (loss)	$ (6,209)	$ 11,957	$ 5,001
Less:
Preferred stock dividends	--	--	--
Earnings applicable to preferred stock	--	294	124
Net income (loss) applicable to common Shareholders	$ (6,209)	$ 11,663	$ 4,877
Basic net income (loss) per common share	$ (0.28)	$ 0.52	$ 0.22

Weighted-average common shares Outstanding	22,426	22,426	22,220

Diluted net income (loss)	$ (6,209)	$ 11,663	$ 4,877
Diluted net income (loss) per common share	$ (0.28)	$ 0.36	$ 0.18

Weighted-average common shares outstanding	22,426	22,426	22,220
Effect of Dilution:
Stock options	--	2	9
Stock warrants	--	10,160	4,786
Weighted-average common shares outstanding assuming dilution	22,426	32,588	27,015

Diluted net loss per common share excluded incremental weighted-average shares of 10,199,236 for the year ended December 30, 2006. These incremental weighted-average shares were related to employee stock options and common stock warrants and were excluded due to their anti-dilutive effect. Options for which the exercise price was greater than the average market price of common shares as of the fiscal years ended 2006, 2005 and 2004 were not included in the computation of diluted earnings per share as the effect would be antidilutive. These consisted of options totaling 419,400 shares, 1,069,600 shares and 1,270,883 shares, respectively.

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

— Membership Services: Customers may purchase memberships in a number of the Company’s Buyers’ Club programs for an annual fee. For memberships purchased during the following periods, certain of the Buyers’ Club programs contained a guarantee that the customer would receive discounts or savings, at least equal to the cost of his or her membership or we would refund the difference with a merchandise credit at the end of the membership period: Silhouettes from July 1998 through March 2004; Domestications from April 2002 through March 2004; and Men’s Apparel from April 2003 through March 2004. For memberships purchased during the periods in which the Buyers’ Club memberships contained a guarantee, revenue net of actual cancellations was recognized on a monthly basis over the membership period subsequent to the end of the thirty-day cancellation period, with the revenue recognized equal to the lesser of the cumulative amount determined using the straight-line method or the actual benefit received by each customer as of the end of each period. The customers who purchased Buyers’ Club memberships who were due amounts from the guarantee were offered the option to receive either a merchandise credit or an additional year of Buyers’ Club privileges. The Company recognized $1.2 million of revenue in fiscal 2006 based on the amortization of the additional year of buyers’ club privileges for these customers. For the Buyers’ Club memberships that did not contain a guarantee, revenue, net of actual cancellations, was recognized on a monthly basis over the membership period subsequent to the end of the thirty-day cancellation period, using the straight-line method.

We also recognize revenue related to our solicitation of membership programs. Until March 21, 2006, we marketed membership programs under an agreement with MemberWorks, Incorporated (now known as “Adaptive Marketing”). The Company received a monthly commission based on the number of memberships sold with additional revenue recognized if certain program performance levels are attained for each fiscal year. The additional revenue was not recognized until the performance level was attained. We continue to receive renewal income from these memberships.

After the expiration of the agreement with Adaptive Marketing, on March 22, 2006, we began offering membership programs provided by Encore Marketing International (“Encore”) under a two year agreement where we marketed membership programs on a retail basis. By mutual agreement, this contract was terminated in October 2006 and the Company entered into an arrangement with United Marketing Group (“UMG”) to sell membership programs on a wholesale basis. Under our agreement with Encore, we were paid a commission for customers who initially agreed to purchase a membership program and a commission if a purchaser was still an active member when the customer’s membership was up for renewal at the end of a membership year. Under the UMG agreement, we purchase membership kits and program benefits from UMG and then resell them to our customers. Revenue associated with these memberships is recognized by the Company on a pro-rata basis over the membership period as the customers’ right to refund expires, in accordance with Staff Accounting Bulletin 104, “Revenue Recognition”. Expenses associated with these wholesale memberships are expensed as incurred with the exception of certain deferred direct responsive advertising expenses, which are amortized over the future benefit period in accordance with American Institute of Certified Public Accountants Statement of Position 93-7, “Reporting on Advertising Costs”. As a result of switching from selling memberships on a retail basis to a wholesale basis and the different economic arrangements under the two agreements, there is a lag in revenue recognition from membership programs sold and the revenue from membership sales is amortized over the life of the memberships. By way of contrast, under our agreement with Encore, we recognized commissions when customers agreed to purchase a membership program.

Collectively, the amount of revenues the Company received from these sources was $14.9 million, or 3.6% of net revenues, $14.3 million, or 3.5% of net revenues, and $10.3 million, or 2.8% of net revenues in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

— Third Party Fulfillment: Revenues from the Company’s third party fulfillment services are recognized as the related services are provided. Customers are charged on an activity unit basis, which applies a contractually specified rate according to the type of transaction service performed; customers also are charged monthly on a fixed basis. Revenues recorded from the Company’s third party fulfillment services were $27.3 million, or 6.6% of net revenues, $32.9 million, or 8.1% of net revenues, and $20.8 million, or 5.8% of net revenues, for fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

— Private Label and Co-Brand Credit Card Agreement: On February 22, 2005, the Company entered into a seven year co-brand and private label credit card agreement (as amended by Amendment Number One on March 30, 2005, the “Credit Card Agreement”) with World Financial Network National Bank (“WFNNB”) under which WFNNB will provide private label (branded) and co-brand credit cards to the Company’s customers. The Company began offering the private label credit card to its customers in April 2005. The program extends credit to our customers at no credit risk to the Company and is expected to lead to increased sales and lower expenses. In general, WFNNB will pay the Company proceeds from sales of Company merchandise using the cards issued under the program with no discount. WFNNB has also agreed to reimburse the Company for marketing and promotional expenses incurred by the Company promoting the private label card up to certain annual maximum amounts. The Company accounts for the marketing funds based on EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” (“EITF 02-16”). EITF 02-16 states when cash consideration is received for reimbursement of costs incurred by a customer to sell a vendor’s products, the cash consideration should be characterized as a reduction of that cost when recognized in the customer’s income statement as long as it represents a reimbursement of a specific, incremental, identifiable cost incurred. In addition, WFNNB paid the Company an upfront fee. Based on EITF 02-16, the cash consideration received represented a payment for assets or services delivered and should be characterized as revenue (or other income, as appropriate), when recognized in the customer’s income statement if the vendor receives, or will receive, an identifiable benefit (goods or services) in exchange for the consideration. In addition, in order to adhere to the matching principle and be in accordance with SEC staff views (for example, SEC Staff View on SAB 104), although the Company received the non-refundable fee immediately, the Company believes that the substance of the transaction indicates the fee was paid for a service to be delivered over time. Consequently, the Company amortized and recognized the fee income over the term of the contract (7 years from March 2005 to February 2012).

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

— Financial Instruments: The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, short- and long-term debt (including the Wachovia Facility and excluding the Chelsey Facility) and capital lease obligations approximate fair value due to the short maturities of these instruments. The carrying amounts for long-term debt related to the Chelsey Facility are net of the remaining un-accreted debt discount of $3.7 million. The fair value of the long-term debt related to the Chelsey Facility is approximately equal to the gross amount outstanding under the facility of $20.0 million since the interest rate on this loan is a floating rate of 5.0% above the prime rate publicly announced by Wachovia.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. The Company has adopted the provisions of SFAS 151 effective January 1, 2006 and such adoption did not have a material effect on the Company’s results of operations or financial position for the 52- weeks ended December 30, 2006.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment” (“SFAS 123R”). SFAS 123R requires measurement and recording of compensation expense for all employee share-based compensation awards using a fair value method. The Company currently accounts for its stock-based compensation to employees using the fair value-based methodology under SFAS 123. The Company has adopted the provisions of SFAS 123R effective January 1, 2006 and such adoption did not have a material effect on the Company’s results of operations or financial position for the 52- weeks ended December 30, 2006. See Note 14 to the condensed consolidated financial statements for additional disclosures for SFAS 123R.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle. The Company is required to adopt the provisions of

SFAS 154 effective January 1, 2006. The Company has adopted the provisions of SFAS 154 and such adoption did not have a material effect on the Company’s results of operations or financial position for the 52- weeks ended December 30, 2006.

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

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 provides guidance related to the presentation in financial statements of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, including, but not limited to, sales, use, value added, and some excise taxes. The EITF concluded that the presentation of taxes within the scope of EITF 06-3 on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. The provisions of EITF 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006. EITF 06-3 will not impact the method for recording these taxes in the Company's consolidated financial statements as the Company has historically presented revenues excluding these taxes.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company has adopted the provisions of SAB 108 and such adoption did not have a material effect on the Company’s results of operations or financial position for the 52- weeks ended December 30, 2006.

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

2. PRIOR RESTATEMENT OF FINANCIAL STATEMENTS AND OTHER RELATED MATTERS

We restated the consolidated financial statements for the fiscal years ended December 27, 2003 and December 28, 2002 which were included in the Annual Report on Form 10-K filed for fiscal 2004 filed on February 21, 2006. We also restated the quarterly financial information for fiscal 2003 and the first two quarters of fiscal 2004 (collectively, the “Restatement”). The Restatement corrected errors in the account treatment of (i) a guarantee related to certain of our Buyer’s Club programs, (ii) our revenue recognition policies on shipped merchandise, (iii) a reserve relating to claims for post employment benefits, (iv) customer prepayments and credits, and (v) certain other accruals. The consolidated financial statements reflect the effects of the Restatement.

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

After the sale, the Company continued as the guarantor of one of the two leases for the San Francisco building where the store is located (the Company was released from liability on the other lease). The Purchaser was required to use its commercially reasonable efforts to secure the Company’s release from the guarantee within a year of the closing. If the Purchaser could not secure the Company’s release within a year of the closing, an affiliate of the Purchaser was required to either (i) transfer a percentage interest in its business so that the Company will own, indirectly, 5% interest of the Purchaser’s common stock, or (ii) provide the Company with a $2.5 million stand-by letter of credit or other form of compensation acceptable to the Company to reimburse the Company for any liabilities the Company may incur under the guarantee until the Company is released from the guarantee or the lease is terminated. The Purchaser did not secure the Company’s release of the guarantee. The Company agreed to accept a secured $2.5 million promissory note from one of the principal investors in the Purchaser. The note is secured by a pledge of equity which indirectly represents 5% of the Purchaser’s common stock. The Company may draw on the note if the Company incurs any liability to the landlord under the lease guarantee or as a result of a default on the other lease. As of February 15, 2007, there are $5.1 million (net of $0.4 million in expected sublease income) in lease commitments for which the Company is the guarantor. Based on its evaluation, the Company has concluded it is unlikely any payments will be required under the guarantee and thus has not established a guarantee liability as of the March 14, 2005 sale date or as of December 30, 2006.

The Company entered into a Direct Marketing Services Agreement with the Purchaser to provide telemarketing and fulfillment services for the Gump’s catalog and direct marketing businesses for 18 months. This agreement expired in October 2006 and was not renewed.

Listed below are the revenues and income before income taxes included in the Condensed Consolidated Statements of Income (Loss) (these results exclude certain corporate overhead charges allocated to Gump’s for services provided by the Company to run the business) for the 53- weeks ended December 31, 2005:

In thousands (000’s)	For the Year Ended December 31, 2005	For the Year Ended December 25, 2004
Net revenues	$ 7,241	$ 42,634
Income before income taxes	$ 2,974[a]	$ 2,967

a) Includes a gain on disposal of $3,576 at December 31, 2005

5. SPECIAL CHARGES

2004 Plan

On June 30, 2004, the Company announced its plan to consolidate the operations of the LaCrosse, Wisconsin fulfillment center and storage facility into the Roanoke, Virginia fulfillment center by June 30, 2005. The LaCrosse fulfillment center and the storage facility were closed in June 2005 and August 2005, upon the expiration of their respective leases. The Company substantially completed the consolidation into the Roanoke, Virginia fulfillment center by the end of June 2005. The Company has incurred approximately $0.8 million in facility exit costs from the date of the announcement through December 30, 2006. The Company accrued $0.5 million in severance and related costs during 2004 associated with the LaCrosse operations and the elimination of 149 full and part-time positions, of which 96 employees have been or are being provided severance benefits by the Company. Since the consolidation of the fulfillment centers, the Company’s Roanoke fulfillment center has experienced high levels of employee turnover and lower productivity that has negatively impacted fulfillment costs and the Company’s overall performance. This trend of lower productivity had continued through fiscal 2006. In the spring of 2006, we installed new management in the fulfillment center to address these issues. Process improvements are being implemented with the expectation they will create increased productivity and lower costs in the back half of fiscal 2007.

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

Plan Summary

As of December 30, 2006, a current liability of less than $0.1 million was included within Accrued Liabilities relating to future payments of severance and personnel costs in connection with the Company’s 2004 plan. This amount will be settled in the first half of 2007.

(Amounts in thousands)	Severance & Personnel Costs		Real Estate Lease & Exit Costs
	2004 Plan	2000 Plan	2000 Plan	Total

Balance at December 27, 2003	$ --	$ 205	$ 5,589	$ 5,794
2004 expenses (reductions) Gump’s 2004 (reductions) Gump’s Paid in 2004	1,664 -- --	-- (31) --	20 (117) (786)	1,684 (148) (786)
Paid in 2004	(146)	(174)	(1,346)	(1,666)
Balance at December 25, 2004	$ 1,518	$ --	$ 3,360	$ 4,878
2005 expenses (reductions) Gump’s Paid in 2005	(69) --	-- --	-- (63)	(69) (63)
Paid in 2005	(1,428)	--	(475)	(1,903)
Reductions due to sale of Gump’s	--	--	(2,822)	(2,822)
Balance at December 31, 2005	$ 21	$ --	$ --	$ 21
Paid in 2006	(4)	--	--	(4)
Balance at December 30, 2006	$ 17	$ --	$ --	$ 17

6. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 30, 2006	December 31, 2005
Reserve for future sales returns	$ 2,962	$ 2,240
Compensation and benefits	3,102	4,836
Other (1)	6,796	5,265
Total	$ 12,860	$ 12,341

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

As of December 30, 2006 and December 31, 2005, debt consisted of the following (in thousands):

	December 30, 2006	December 31, 2005

Wachovia Facility:
Tranche A term loans – Current portion, interest rate of 7.35% at December 30, 2006 and 7.5% at December 31, 2005	$ 995	$ 1,992
Revolver, weighted average interest rate of 8.01% at December 30, 2006 and 7.5% at December 31, 2005	10,884	8,066
Capital lease obligations and other debt – Current portion	67	47
Short-term debt	11,946	10,105

Wachovia Facility:
Tranche A term loans, interest rate of 7.5% at December 31, 2005	--	994
Chelsey Facility – stated interest rate of 13.25% at December 30, 2006 and 12.0% at December 31, 2005 (5.0% above prime rate)	16,335	11,545
Capital lease obligations and other debt	244	4
Long-term debt	16,579	12,543
Total debt	$28,525	$22,648

Wachovia Facility

Wachovia and the Company are parties to a Loan and Security Agreement dated November 14, 1995 (as amended by the First through Thirty-Seventh Amendments, the “Wachovia Loan Agreement”) pursuant to which Wachovia provided the Company with the Wachovia Facility which has included, since inception, one or more term loans and a revolving credit facility (“Revolver”). The Wachovia Facility expires on July 8, 2007.

Currently, the Wachovia facility has a Tranche A term loan outstanding which has a principal balance of $1.0 million as of December 30, 2006, all of which is classified as short term on the Condensed Consolidated Balance Sheet. Prior to the reduction in interest rates provided for in the Thirty-Fifth Amendment, the Tranche A term loan bore interest at 0.5% over the Wachovia prime rate and required monthly principal payments of approximately $166,000. The interest rate on the Tranche A term loan, as provided for in the Thirty-Fifth Amendment, is the Wachovia prime rate or the Eurodollar rate plus 2%. As of December 30, 2006, the interest rate on the Tranche A term loan was 7.35%.

The Revolver has a maximum loan limit of $34.5 million, subject to inventory and accounts receivable sublimits, that limit the credit available to the Company’s subsidiaries, which are borrowers under the Revolver. The interest rate on the Revolver, as provided for in the Thirty-Fifth Amendment, is the Wachovia prime rate or the Eurodollar rate plus 2%. As of December 30, 2006, the weighted average interest rate on the Revolver was 8.01%.

The Wachovia Loan Agreement contains affirmative and negative covenants typical for loan agreements for asset-based lending of this type including financial covenants requiring the Company to maintain specified levels of Consolidated Net Worth, Consolidated Working Capital and EBITDA, as those terms are defined in the Wachovia Loan Agreement. As of December 30, 2006, the Company was required to maintain Consolidated Working Capital of not less than $8.0 million and Consolidated Net Worth of not less than ($37.0 million) and not permit Cumulative Minimum EBITDA for the twelve months ended December 30, 2006 to fall below $6.0 million. The Company was in compliance with its financial covenants as of December 30, 2006. Were it not in compliance with one or more of these covenants, Wachovia would have the right, among other remedies, to require immediate repayment of the Wachovia Facility.

Remaining availability under the Wachovia Facility as of December 30, 2006 was $9.6 million.

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

On March 28, 2006, August 10, 2006 and November 8, 2006, the Company and Chelsey Finance entered into similar amendments of the Chelsey Facility, which reduced the required minimum levels of the EBITDA covenant and consented to certain transactions. There were no fees paid in connection with these amendments.

Chelsey Facility

The Chelsey Facility is a $20.0 million junior secured credit facility with Chelsey Finance that was initially recorded at $7.1 million, net of an un-accreted debt discount of $12.9 million. The Chelsey Facility originally had a three-year term that matured on July 8, 2007. Pursuant to a March 6, 2007 letter agreement, the maturity date of the Chelsey Facility was extended to January 2, 2008. There were no fees paid in connection with this letter agreement. The Chelsey Facility requires interest only payments and has a stated interest rate of 5% above the prime rate publicly announced by Wachovia. The financial and non-financial covenants contained in the Chelsey Facility mirror those in the Wachovia Facility except that the quantitative measures for the consolidated working capital and EBITDA covenants are 10.0% less restrictive and the consolidated net worth covenant is 5.0% less restrictive than the comparable financial covenants in the Wachovia Facility. The March 6, 2007 letter agreement also established EBITDA covenants for the third and fourth quarters of 2007 of $1.8 million and $4.7 million, respectively. The Chelsey Facility is secured by a second priority lien on substantially all of the assets of the Company. The Chelsey Facility contains a cross default provision under which a default under the Wachovia Facility would also be a default under the Chelsey Facility. As part of this transaction, Chelsey Finance entered into an intercreditor and subordination agreement with Wachovia. As of December 30, 2006, the Company was required to maintain Consolidated Working Capital of not less than $7.2 million and Consolidated Net Worth of not less than ($38.9 million) and not permit its Cumulative Minimum EBITDA for the twelve months ending December 30, 2006 to fall below $5.4 million under the Chelsey Facility. The Company was in compliance with its financial covenants as of December 30, 2006. Were it not in compliance with one or more of the covenants, subject to certain limitations contained in an intercreditor agreement between Wachovia and Chelsey under which Chelsey’s rights and remedies are subordinate and junior to those of Wachovia, Chelsey would have the right, among other remedies to require immediate repayment of the Chelsey Facility after the Wachovia facility was repaid in full.

At December 30, 2006, the amount recorded as debt on the Condensed Consolidated Balance Sheet was $16.3 million, net of the un-accreted debt discount of $3.7 million.

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

	December 30, 2006	December 31, 2005

Amount Borrowed Under the Chelsey Facility	$ 20,000	$ 20,000
Fair Value of Common Stock Warrant (Recorded as Capital in excess of par value)	(12,939)	(12,939)
Accretion of Debt Discount (Recorded as Interest Expense)	9,274	4,484

	$ 16,335	$ 11,545

For fiscal 2006 and fiscal 2005, the Company has incurred approximately $7.8 million and $5.9 million of interest expense (including the accretion of debt discount and amortization of debts costs), respectively, and has made interest payments of approximately $2.6 million and $2.2 million, respectively, related to the Chelsey Facility.

General

At December 30, 2006, the aggregate future annual principal payments required on debt instruments (including capital lease obligations) are as follows (in thousands): 2007 — $11,946; 2008 — $20,067; 2009 — $65; 2010 — $65; 2011 — $47.

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

Series C Preferred

The Series C Preferred holders are entitled to one hundred votes per share on any matter on which the Common Stock votes and are entitled to one hundred votes per share plus that number of votes equal to the dollar value of any accrued, unpaid and compounded dividends with respect to such share. The Series C Preferred holders are also entitled to vote as a class on any matter that would adversely affect such Series C Preferred. In addition, if the Company defaults on its obligations under the Certificate of Designations, the Recapitalization Agreement or the Wachovia Facility, then the holders of the Series C Preferred, voting as a class, shall be entitled to elect twice the number of directors as comprised the Board of Directors on the default date, and such additional directors shall be elected by the holders of record of Series C Preferred as set forth in the Certificate of Designations.

If the Company liquidates, dissolves or is wound up, the Series C Preferred holders are entitled to a liquidation preference of $100 per share, or an aggregate of approximately $56.5 million based on the shares of Series C Preferred currently owned by Chelsey, plus all accrued and unpaid dividends on the Series C Preferred. As described further below, commencing January 1, 2006, dividends are payable quarterly on the Series C Preferred at the rate of 6% per annum, but such dividends may be accrued at the Company’s option. Effective October 1, 2008 and assuming the Company’s election to accrue all dividends from January 1, 2006 through such date, the maximum aggregate amount of the liquidation preference plus accrued and unpaid dividends on the Series C Preferred will be approximately $72.7 million.

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

9. CAPITAL STOCK

General — At December 30, 2006 there were 22,426,296 shares of Common Stock issued and outstanding. Additionally, an aggregate of 519,400 and 10,259,366 shares of Common Stock were reserved for issuance pursuant to the exercise of outstanding options and common stock warrants, respectively, at December 30, 2006. After its January 10, 2005 purchase of an aggregate of 3,799,735 shares of Common Stock formerly held by Regan Partners, L.P., Regan International Fund Limited and Basil Regan, which was reported in an SEC filing, Chelsey and related affiliates beneficially owned approximately 69% of the issued and outstanding Common Stock and approximately 77% of the Common Stock after giving effect to the exercise of all outstanding options and warrants to purchase Common Stock beneficially owned by Chelsey. In addition, Chelsey is holder of all of the Company’s Series C Preferred. Including the Series C Preferred and outstanding options and warrants (after giving effect to the exercise of all outstanding options and warrants) beneficially owned by Chelsey, Chelsey maintains approximately 92% of the voting rights of the Company. Effective July 30, 2004, Basil Regan resigned from the Board of Directors and continued to hold the right to appoint a designee to the Company’s Board of Directors until the January 10, 2005 sale of Common Stock held by Regan Partners, L.P., Regan International Fund Limited and Basil Regan to Chelsey.

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

10. MANAGEMENT AND COMPENSATION

The Company has entered into severance and change in control agreements with various officers and other senior employees over the years.  In fiscal 2006, the Company incurred an aggregate of $1.0 million in costs for severance; in fiscal 2005 and fiscal 2004 the Company incurred an aggregate of $0.6 million and $2.6 million, respectively in costs for severance and change in control payments.

The employment agreements of the Chief Executive Officer and Chief Financial Officer both expired on May 5, 2006 and have been extended on a day-to-day basis.  While both continue to provide employment services to the Company, there can be no assurance that they will continue to do so.

11. EMPLOYEE BENEFIT PLANS

The Company maintains two defined contribution 401(k) plans that are available to all employees of the Company. The Company matches a percentage of employee contributions to the plans up to $13,000. Matching contributions for both plans was $0.4 million for both fiscal 2006 and fiscal 2005 and $0.5 million for fiscal 2004.

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

At December 30, 2006, the Company’s NOLs and AMT NOLs significantly exceeded the maximum utilizable pursuant to the above limits. The Company estimates that maximum utilizable carryforwards consist of $55.3 million of NOLs and AMT NOLs, expiring between 2020 and 2023, subject to a $3.0 million annual limitation under Section 382 and $12.1 million of NOLs and $12.5 million of AMT NOLs, both expiring between 2023 and 2026, not subject to such limitation.

As a result of differences between financial and tax accounting rules, the Company recognized a long-term capital loss carryover (“LTCL”) of $28.7 million from the disposal of Gump’s (see Note 4) that expires in 2010. The Company may be unable to utilize its LTCL before it expires without the sale of core assets. No such transactions are currently contemplated.

The Company has charitable contribution carryovers totaling $0.6 million; $0.4 million, expiring between 2007 and 2008, is subject to the same $3.0 million annual Section 382 limit discussed above and $0.2 million, expiring between 2008 and 2011, is not subject to such limit. The deduction for charitable contribution carryovers in any future year within the carryover period is limited, however, to the excess of 10% of taxable income, computed without the deduction for contributions, over the amount contributed in that year.

SFAS 109 requires management to assess the realizability of the Company’s deferred tax assets. Realization of the future tax benefits is dependent, in part, on the Company’s ability to generate taxable income within the carry forward period and the periods in which net temporary differences reverse. Future levels of operating income and taxable income are dependent upon general economic conditions, competitive pressures on sales and margins, postal and other delivery rates, and other factors beyond the Company’s control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of the carryovers described above and reversals of temporary differences. Management believes that the $4.6 million deferred tax asset (excluding the $4.6 million deferred tax liability), as of December 30, 2006, represents a “more-likely-than-not” estimate of the future utilization of the above-mentioned carryovers and the reversal of temporary differences. The valuation allowance increased by $3.8 million in fiscal 2006 and increased by $5.7 million in fiscal 2005. Management will continue to routinely evaluate the likelihood of future profits and the necessity of future adjustments to the valuation allowance.

The Company’s Federal income tax provision consists of current income taxes of $6,000 in fiscal 2006, $21,000 in fiscal 2005 and $146,000 in fiscal 2004. The Company’s state income tax provision consists of current income taxes of $11,000 in fiscal 2006, $8,000 in fiscal 2005 and $28,000 in fiscal 2004.

The components of the net deferred tax asset at December 30, 2006 and December 31, 2005 are as follows (in millions):

	2006			2005
	Current	Non Current	Total	Current	Non Current	Total
Deferred Tax Assets
Federal and state tax NOL, capital loss, alternative minimum tax and business tax credit carry forwards	$ —	$ 36.8	$ 36.8	$ 0.9	$ 31.6	$ 32.5
Allowance for doubtful accounts	0.3	—	0.3	0.3	—	0.3
Inventories	1.2	—	1.2	—	—	—
Property and equipment	—	1.7	1.7	—	2.0	2.0
Mailing lists and trademarks	—	0.1	0.1	—	0.2	0.2
Accrued liabilities	3.2	—	3.2	2.4	—	2.4
Current portion of long-term debt	0.4	—	0.4	—	—	—
Customer prepayments and credits	2.4	—	2.4	4.3	—	4.3
Accounts payable	0.3	—	0.3	—	—	—
Stock option compensation	—	1.1	1.1	—	1.0	1.0
Total	7.8	39.7	47.5	7.9	34.8	42.7
Valuation allowance	7.1	35.8	42.9	7.3	31.8	39.1
Deferred tax asset, net of valuation allowance	0.7	3.9	4.6	0.6	3.0	3.6
Deferred Tax Liabilities
Inventories	—	—	—	(0.2)	—	(0.2)
Prepaid catalog costs	(4.2)	—	(4.2)	(3.2)	—	(3.2)
Other current assets	(0.2)	—	(0.2)	(0.1)	—	(0.1)
Other assets	—	(0.2)	(0.2)	—	—	—
Long-term debt	—	—	—	—	(0.1)	(0.1)
Deferred tax liability	(4.4)	(0.2)	(4.6)	(3.5)	(0.1)	(3.6)
Net deferred tax (liability) asset	$ (3.7)	$ 3.7	$ 0.0	$ (2.9)	$ 2.9	$ 0.0

The Company’s effective tax rate for the three fiscal years presented differs from the Federal statutory income tax rate due to the following:

	2006 Percent of Pre-tax Loss	2005 Percent of Pre-tax Income	2004 Percent of Pre-tax Income
Tax expense (benefit) at Federal statutory rate	(35.0)%	35.0%	35.0%
State and local taxes, net of Federal benefit	0.1	0.1	0.8
Permanent differences	0.7	(0.6)	1.7
Change in valuation allowance	34.5	(34.2)	(29.6)
Tax expense at effective tax rate	0.3%	0.3%	7.9%

13. LEASES

The Company is the lessee under certain leases that require it to pay real estate taxes and common area maintenance by the Company. Most leases are accounted for as operating leases and include various renewal options with specified minimum rentals. Rental expense for operating leases was as follows (in thousands):

	Year Ended
	2006	2005	2004
Rent expense by lease type:
Land and building	$ 2,674	$ 2,842	$ 3,207
Computer equipment	87	142	362
Plant, office and other	275	286	327
Rent expense	$ 3,036	$ 3,270	$ 3,896

The amounts above exclude the net minimum rentals for the Gump’s operations of $0.2 million and $1.4 million for 2005 and 2004, respectively.

Future minimum lease payments as of December 30, 2006 under non-cancelable operating leases, by lease type are as follows (in thousands):

Year Ending	Land and Buildings	Computer Equipment	Plant, Office and Other	Total
2007	$ 2,421	$ 91	$ 201	$ 2,713
2008	1,538	75	104	1,717
2009	1,489	29	13	1,531
2010	1,375	29	—	1,404
2011	1,375	—	—	1,375
Thereafter (extending to 2015)	4,699	—	—	4,699
Total future minimum lease payments	$ 12,897	$ 224	$ 318	$ 13,439

The Company leases certain machinery and equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheet in Furniture, fixtures and equipment and was $1.8 million at December 30, 2006 and $1.5 million at December 31 2005. Accumulated amortization of the leased equipment at December 30, 2006 and December 31, 2005 was $1.5 million and $1.4 million, respectively. The future minimum lease payments as of December 30, 2006 are as follows (in thousands):

Year Ending	Total
2007	$ 90
2008 and beyond	280

Total minimum lease payments	$ 370
Less:
Amount representing interest computed at annual
rates ranging from 7.5% to 8.5%	(59)
Present value of net minimum lease payments	311
Less:
Current maturities of capital lease obligations	(67)
Long-term capital lease obligations	$ 244

The future minimum lease payments under non-cancelable leases that remain from the Company’s discontinued restaurant operations as of December 30, 2006 are as follows (in thousands):

Year Ending	Minimum Lease Payments	Sublease Income

2007	$ 58	$ (70)
2008	58	(70)
2009	58	(70)
2010	58	(70)
2011	59	(71)
Thereafter (extending to 2016)	298	(355)
Total minimum lease payments	$ 589	$ (706)

14. STOCK-BASED COMPENSATION PLANS

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, “Share-Based Payment” (“SFAS 123R”), under the modified prospective method. Since the Company had previously accounted for stock-based compensation plans under the fair value provisions of SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), adoption did not significantly impact the Company’s financial position or results of operations. Under SFAS 123R, actual tax benefits recognized in excess of tax benefits previously established upon grant are reported as a financing cash inflow. Prior to adoption, such excess tax benefits were reported as an increase to operating cash flows. As of December 30, 2006, there were no tax benefits recognized in excess of tax benefits previously established upon grant.

The Company accounts for its stock options issued under its stock compensation plans under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. All stock option grants have an exercise price equal to the fair market value of the Company’s common stock on the date of grant and generally have a 10-year term. The fair value of stock option grants is amortized to expense over the vesting period, generally 24 to 48 months. As of December 30, 2006, 2.9 million shares were available for future stock-based compensation grants. The Company issues new shares on the open market upon the exercise of stock options. The

Company has recognized stock-based compensation expense of $0.1 million, $0.1 million and $0.2 million for fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

The weighted average Black-Scholes fair value assumptions for stock options issued during fiscal 2006, fiscal 2005 and fiscal 2004 are as follows (no stock options were granted during fiscal 2006):

	December 30, 2006	December 31, 2005	December 25, 2004

Expected term (in years)	—	4	4
Risk free interest rate	—	3.96%	3.43%
Expected volatility	—	87.55%	103.33%
Expected dividend yield	—	0%	0%

A summary of option activity as of December 30, 2006, and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding, beginning of period	1,169,600	$ 4.65	4.9	$ 61,070
Granted	—	—
Exercised	—	—
Forfeited	(650,200)	5.08
Options outstanding, end of period	519,400	$ 4.12	6.8	$ —
Options exercisable, end of period	464,700	$ 4.47	6.6	$ —
Weighted average fair value of options granted	$ —

A summary of the status of the Company’s nonvested shares as of December 30, 2006, and changes during the year then ended is:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested options outstanding, beginning of period	175,507	$1.00
Granted	—	—
Vested	(112,142)	1.15
Forfeited	(8,665)	1.16
Nonvested options outstanding, end of period	54,700	$0.70

As of December 30, 2006, there was less than $0.1 million of total unrecognized compensation cost related to nonvested share-based compensation stock option plans of the Company. That cost is expected to be recognized over a weighted-average period of 0.6 years.

15. CONTINGENICES

Delaware Chancery Court Actions:

As described in Note 1 above, Hanover received a proposal from Chelsey to acquire the shares of common stock that Chelsey does not already own for a cash purchase price of $1.25 per share in a letter dated February 23, 2006. As a result of the going private proposal, three substantially identical complaints have been filed against Hanover, Chelsey and each of Hanover’s directors: the first complaint was filed in Delaware Chancery Court by Glenn Freedman and L.I.S.T., Inc. as plaintiffs on March 1, 2006; the second complaint was filed in Delaware Chancery Court by Howard Lasker as plaintiff on March 7, 2006; and the third complaint was filed in Superior Court of New Jersey Chancery Division by Feivel Gottlieb as plaintiff on March 3, 2006. In each complaint, the plaintiffs challenge Chelsey’s going private proposal and allege, among other things, that the consideration to be paid in the going private proposal is unfair and grossly inadequate, that the Special Committee cannot be expected to act independently, that Chelsey has manipulated the financial statements of the Company and its public statements in order to depress the stock price of the Company and that the proposal would freeze out the purported class members and capture the true value of the Company for Chelsey. In each complaint, plaintiffs seek class action certification, preliminary and permanent injunctive relief, rescission of the transaction if the offer is consummated and unspecified damages.

The plaintiffs in each of the cases agreed to extend the time by which the defendants were required to respond, pending the recommendation of the Special Committee regarding the fairness of the transaction from a financial perspective. On May 25, 2006, Chelsey withdrew its going private proposal.

Following the execution of the Merger Agreement and Hanover’s December 15, 2006 filing of a Preliminary Proxy Statement (“Proxy”) and Schedule 13E-3 with the SEC, two of the plaintiffs, Glenn Freedman and L.I.S.T., Inc., filed an amended complaint (“Amended Complaint”) under seal on December 22, 2006 in Delaware Chancery Court. The Amended Complaint alleges, among other things, that the consideration in the Proposed Transaction is grossly inadequate, that each of the Hanover directors had conflicts of interest in approving the Merger Agreement, that the Merger Agreement was approved without benefit of a fairness opinion, that the valuation analysis prepared by Goldsmith, Agio, Helms & Lynner and relied upon by Hanover and the Hanover directors was flawed for a number of reasons, including that it did not take into account the market price of the Hanover common stock, that Chelsey opportunistically timed the Proposed Transaction to freeze out the minority shareholders for an inadequate price during what the Amended Complaint characterizes as a “temporary” decline in revenues, and that the Proxy is materially false and misleading. The Amended Complaint also alleges that the defendants breached their fiduciary duties of due care and loyalty to the minority shareholders of Hanover which requires that the Hanover shareholders be provided with a fair price and a fair process in a going private transaction as well as their fiduciary duty of full disclosure.

The plaintiffs seek class certification on behalf of other minority shareholders, an injunction against the consummation of the Proposed Transaction, or rescission and rescissory damages from Chelsey, if the transaction goes forward, together with costs. The plaintiffs also filed motions for an expedited proceeding and for a preliminary injunction against consummation of the Proposed Transaction.

Hanover believes the complaint is without merit and plans a vigorous defense.

Previously, Hanover had agreed in a Stipulation and Order of Dismissal filed on November 27, 2006 in the Delaware Chancery Court, to hold its annual meeting of shareholders on January 10, 2007 in response to an action to compel Hanover to hold an annual shareholders meeting filed by Glenn Freedman, one of the plaintiffs in the action described above. Because the Proxy was not expected to be approved in time to hold the annual meeting by January 10, 2007, the parties agreed in an Amended Stipulation and Order filed on December 21, 2006 to postpone the annual meeting date until the earliest practicable date following the SEC’s review of the Proxy provided that if the annual meeting has not been held by March 15, 2007, it will be scheduled to be held by April 15, 2007, subject to further extension by the parties’ agreement or Order of the Chancery Court.

Change-in-Control Disputes:

The Company is involved in two lawsuits instituted by former employees arising from the Company’s denial of change in control (“CIC”) benefits under compensation continuation plans following the termination of employment.

Charles Blue v. Hanover Direct, Inc., William Wachtel, Stuart Feldman, Wayne Garten and Robert Masson, (Supp. Ct. N.J., Law Div. Hudson Cty, Docket No.: L-5153-05). The Company terminated the employment of Charles Blue on March 8, 2005 at the direction of the Audit Committee and as consequence of the independent investigation conducted by Wilmer Hale. On October 14, 2005, Mr. Blue commenced an action in the New Jersey State Court for Hudson County seeking compensatory and punitive damages and attorney’s fees alleging retaliation, mental anguish and reputational damage, loss of earnings and employment and racial discrimination. Discovery has commenced in the case. The Company believes that Mr. Blue was properly terminated for cause and that his claims are groundless. The Company plans to vigorously defend itself in this action.

Frank Lengers v. Hanover Direct, Inc., Wayne Garten, William Wachtel, A. David Brown, Stuart Feldman, Paul S. Goodman, Donald Hecht and Robert Masson, (Supp. Ct. N.J., Law Div. Hudson Cty, Docket No.: L- 5795-05 ). The Company terminated the employment of Frank Lengers on March 8, 2005 at the direction of the Audit Committee and as consequence of the independent investigation conducted by Wilmer Hale. On November 17, 2005, Mr. Lengers commenced an action in New Jersey State Court for Hudson County seeking compensatory and punitive damages and attorney’s fees alleging improper denial of CIC benefits, age discrimination, handicap discrimination, aiding and abetting and breach of contract. The Company believes that Mr. Lengers was properly terminated for cause and that his claims are groundless. The Company plans to vigorously defend itself in this action.

In addition, the Company is involved in various routine lawsuits of a nature that is deemed customary and incidental to its businesses. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

16. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in thousands, except per share amounts)
2006
Net revenues	$ 100,283	$ 108,739	$ 93,737	$ 112,923
Income before interest and income taxes	443	2,475	391	279
Income (loss) from continuing operations	(1,795)	144	(2,211)	(2,347)
Net income (loss) and comprehensive income (loss)	(1,795)	144	(2,211)	(2,347)
Net income (loss) applicable to common shareholders	$ (1,795)	$ 144	$ (2,211)	$ (2,347)
Net Income (Loss) Per Common Share:
Net income (loss) – basic	$ (0.08)	$ 0.01	$ (0.10)	$ (0.10)
Net income (loss) – diluted	$ (0.08)	$ 0.00	$ (0.10)	$ (0.10)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in thousands, except per share amounts)
2005
Net revenues	$ 89,682	$ 100,231	$ 96,839	$ 120,690
Income before interest and income taxes	2,072	3,411	8,994	2,659
Income from continuing operations	239	1,444	6,796	482
Net income and comprehensive income	3,227	1,452	6,796	482
Net income applicable to common shareholders	$ 3,148	$ 1,416	$ 6,629	$ 470
Net Income Per Common Share:
From continuing operations – basic	$ 0.01	$ 0.06	$ 0.30	$ 0.02
From continuing operations – diluted	$ 0.01	$ 0.04	$ 0.20	$ 0.01
From discontinued operations – basic	$ 0.13	$ 0.00	$ 0.00	$ 0.00
From discontinued operations – diluted	$ 0.09	$ 0.00	$ 0.00	$ 0.00
Net income – basic	$ 0.14	$ 0.06	$ 0.30	$ 0.02
Net income – diluted	$ 0.10	$ 0.04	$ 0.20	$ 0.01

SCHEDULE II

HANOVER DIRECT, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 30, 2006, December 31, 2005

and December 25, 2004

(In thousands of dollars)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Restated Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (Describe)	Deductions (Describe)	Balance at End of Period
2006:
Allowance for Doubtful Accounts Receivable	$ 916	$ 522	-	$ 501(4)	$ 937
Reserve for Closed Restaurant Operations	10	-	-	10(5)	--
Special Charges Reserve	21	-	-	4(5)	17
Reserves for Sales Returns	2,240	24,245	-	23,523(6)	2,962
Deferred Tax Asset Valuation Allowance	39,070	-	4,291(1)	527(7)	42,834
2005:
Allowance for Doubtful Accounts Receivable	$ 1,367	$ 518	-	$ 969(4)	$ 916
Reserve for Closed Restaurant Operations	21	30	-	41(5)	10
Special Charges Reserve	4,878	-	-	4,857(5)	21
Reserves for Sales Returns	1,985	20,971	-	20,716(6)	2,240
Deferred Tax Asset Valuation Allowance	33,349	-	15,333(2)	9,612(8)	39,070
2004:
Allowance for Doubtful Accounts Receivable	1,105	609	-	347(4)	1,367
Reserve for Closed Restaurant Operations	69	42	-	90(5)	21
Special Charges Reserve	5,794	1,536	-	2,452(5)	4,878
Reserves for Sales Returns	1,981	20,000	-	19,996(6)	1,985
Deferred Tax Asset Valuation Allowance	33,414	-	1,858(3)	1,923(9)	33,349

(1)	$3,740 is attributable to an increase in estimated utilizable NOLs and $551 is attributable to a true-up of the long-term capital loss carryover and other items.
(2)	$10,460 is attributable to the long-term capital loss carryover and $4,873 is attributable to an increase in estimated utilizable NOLs.
(3)	$1,858 represents the increase in the valuation allowance used to offset increases in temporary differences.
(4)	Written-off.
(5)	Utilization and reversal of reserves.
(6)	Utilization of reserves.
(7)	$517 is attributable to the net reversal of temporary differences and $10 represents the expiration of charitable contribution carryovers.
(8)

$5,455 represents the decrease in the allowance attributable to loss carryovers and the reversal of temporary differences caused by the sale of Gump’s and $4,157 represents the reversal of temporary differences in continuing operations.

(9)	Represents the utilization and expiration of NOLs.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded, based on an evaluation performed as of December 30, 2006, that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of December 30, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance:

We incorporate by reference in this section the information under the captions "Proposal 2- Election of Directors" “Corporate Governance and Board Committees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement. Also refer to Item 1 of this Form 10-K under the caption "Executive Officers” on page 10 for additional information on our executive officers.

Item 11. Executive Compensation:

We incorporate by reference in this section the information under the caption "Executive Compensation” of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

We incorporate by reference in this section the information under the caption "Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence.

We incorporate by reference in this section the information under the caption "Related Party Transactions” and “Corporate Governance” of the Proxy Statement.

Item 14. Principal Accountants Fees and Services.

We incorporate by reference in this section the information under the caption "Independent Accountants” of the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

		Page No.
1.	Index to Financial Statements
	Report of Independent Registered Public Accounting Firm — Hanover Direct, Inc. and Subsidiaries Financial Statements	31
	Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005	32
	Consolidated Statements of Income (Loss) for the years ended December 30, 2006, December 31, 2005 and December 25, 2004	33
	Consolidated Statements of Cash Flows for the years ended December 30, 2006, December 31, 2005 and December 25, 2004	34
	Consolidated Statements of Shareholders’ Deficiency for the years ended December 30, 2006, December 31, 2005 and December 25, 2004	35
	Selected Quarterly Financial Information (unaudited) for the 13- week fiscal periods ended April 1, 2006, July 1, 2006, September 30, 2006, December 30, 2006, March 26, 2005, June 25, 2005, September 24, 2005 and for the 14- week fiscal period ended December 31, 2005.	52
2.	Index to Financial Statement Schedule
	Schedule II — Valuation and Qualifying Accounts for the years ended December 30, 2006, December 31, 2005 and December 25, 2004	53
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

Date: March 7, 2007
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

Principal Officers:

By: /s/ John W. Swatek	By: /s/ Hallie Sturgill
John W. Swatek,	Hallie Sturgill
Senior Vice President, Chief Financial Officer and Treasurer	Vice President and Corporate Controller
(principal financial officer)	(principal accounting officer)

Board of Directors:

/s/ William Wachtel	/s/ Wayne P. Garten
William Wachtel, Chairman of the Board of Directors	Wayne P. Garten

/s/ Stuart Feldman	/s/ Paul S. Goodman
Stuart Feldman, Director	Paul S. Goodman, Director

Date: March 7, 2007

EXHIBIT INDEX

Exhibit Number Item 601 of Regulation S-K	Description of Document and Incorporation by Reference Where Applicable
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

10.73

Intercreditor and Subordination Agreement, dated as of July 8, 2004, between Lender and Congress Financial Corporation, as acknowledged by Borrowers and Guarantors. Incorporated by reference to the Form 8-K filed July 12, 2004.

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

10.77	Common Stock Purchase Warrant dated September 23, 2004 issued by Hanover Direct, Inc. to Chelsey Finance, LLC. Incorporated by reference to the Form 8-K filed October 27, 2005.

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

10.86	Agreement between Hanover Direct, Inc. and Encore Marketing International dated March 15, 2006. Incorporated by reference to the Form 10-K for the year ended December 31, 2005.

10.87

Thirty-Fifth Amendment to Loan and Security Agreement, dated as of March 28, 2006, by and among Wachovia Bank, National Association and the Borrowers and Guarantors named therein. Incorporated by reference to the Form 10-K for the year ended December 31, 2005.

10.88

Fourth Amendment to Loan And Security Agreement dated as of March 28, 2006, by and among Chelsey Finance, LLC and the Borrowers and Guarantors named therein. Incorporated by reference to the Form 10-K for the year ended December 31, 2005.

10.89

Thirty-Sixth Amendment to Loan and Security Agreement, dated as of August 10, 2006, by and among Wachovia Bank, National Association and the Borrowers and Guarantors named therein. Incorporated by reference to the Form 10-Q filed August 14, 2006

10.90

Fifth Amendment to Loan And Security Agreement dated as of August 10, 2006, by and among Chelsey Finance, LLC and the Borrowers and Guarantors named therein. Incorporated by reference to the Form 10-Q filed August 14, 2006

10.91

Thirty-Seventh Amendment to Loan and Security Agreement, dated as of November 8, 2006, by and among Wachovia Bank, National Association and the Borrowers and Guarantors named therein. Incorporated by reference to the Form 10-Q filed November13, 2006

10.92

Sixth Amendment to Loan And Security Agreement dated as of November 8, 2006, by and among Chelsey Finance, LLC and the Borrowers and Guarantors named therein. Incorporated by reference to the Form 10-Q filed November13, 2006

10.93	Agreement between Hanover Direct, Inc. and United Marketing Group, LLC dated September 26, 2006. Incorporated by reference to the Form 10-Q filed November13, 2006

10.94	Letter agreement between Chelsey Finance, LLC and Hanover Direct, Inc. dated March 6, 2007. Filed with this Form 10-K.

14.1	Hanover Direct, Inc. and Subsidiaries Code of Ethics. Incorporated by reference to the Form 10-K for the year ended December 28, 2002.

21.1	Subsidiaries of the Registrant. Filed with this Form 10-K.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) signed by Wayne P. Garten. Filed with this Form 10-K.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) signed by John W. Swatek. Filed with this Form 10-K.

32.1

Certification required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) signed by Wayne P. Garten and John W. Swatek. Filed with this Form 10-K.